Form 10-Q
period 1995-09-30
CYTRX CORP
filed 1995-11-08
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM lO-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-15327


CYTRX CORPORATION
(Exact name of Registrant as specified in its charter)


 Delaware                             58-1642740
(State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)


 154 Technology Parkway, Norcross, Georgia    30092
(Address of principal executive offices)     (Zip Code)


(770) 368-9500
(Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
YES [X]        NO [ ]


Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of September 30, 1995: 31,631,524

CYTRX CORPORATION
Form 10-Q

Table of Contents



                                                                          Page

PART I. FINANCIAL INFORMATION

  Item 1 Financial Statements:

   Condensed Consolidated Balance Sheets as of
    September 30, 1995 (unaudited) and December 31, 1994                     3

   Condensed Consolidated Statements of Operations (unaudited) for the
    Three Month and Nine Month Periods Ended September 30, 1995 and 1994     4

   Condensed Consolidated Statements of Cash Flows (unaudited) for the
    Nine Month Periods Ended September 30, 1995 and 1994                     5

   Notes to Condensed Consolidated Financial Statements                      6

  Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

PART II. OTHER INFORMATION

  Item 6 Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                  11

EXHIBIT 11 -- Computation of Net Loss Per Share                             12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                         1995          1994
ASSETS                                               (unaudited)
Current assets:
  Cash and cash equivalents                          $24,031,771    $3,395,974
  Short-term investments                               3,067,120    27,453,502
  Receivables                                            109,955        68,590
  Inventories                                              4,753         6,651
  Other current assets                                   259,280       447,165
    Total current assets                              27,472,879    31,371,882

Property and equipment, net                            5,324,387     5,649,056

Other assets:
  Patents and patent application costs,
   less accumulated amortization  (Note 5)                     -     1,395,476
  Other                                                  244,153       244,153
    Total other assets                                   244,153     1,639,629

    Total assets                                     $33,041,419   $38,660,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $81,826      $284,179
  Accrued liabilities                                  1,027,743       350,041
    Total current liabilities                          1,109,569       634,220

Commitments

Stockholders' equity:
  Common stock, $.001 par value, 75,000,000
   shares authorized; 31,631,524 and 31,575,847
   shares issued at September 30, 1995 and
   December 31, 1994, respectively                        31,632        31,576
  Additional paid-in capital                          62,427,735    62,327,244
  Accumulated deficit                                (30,527,517)   21,857,196)
  Net unrealized loss on investments                           -    (2,475,277)
    Total stockholders' equity                        31,931,850    38,026,347

    Total liabilities and stockholders' equity       $33,041,419   $38,660,567

                            See accompanying notes

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                             Three Month Period Ended   Nine Month Period Ended
                                    September 30,              September 30,
                                  1995         1994         1995         1994
Revenues:
 Net sales                      $102,154     $114,912     $353,985     $411,277
 License fees                     25,000            -       25,000            -
 Investment income, net
  (Note 4)                       473,528      493,351    1,424,849    1,399,608
 Other                            16,507       21,853       52,782       66,473
                                 617,189      630,116    1,856,616    1,877,358

Expenses:
 Cost of sales                     9,931       23,395       31,602       48,703
 Research and development      1,648,760    1,684,774    5,223,093    4,668,716
 Selling and marketing            79,491       14,470      139,159      172,842
 General, administrative and
  business development           831,215      847,589    2,634,986    2,554,035
 Realized loss on short-term
  investments, net (Note 4)            -            -    1,102,621            -
 Write-off of patent costs
  (Note 5)                             -            -    1,395,476            -
                               2,569,397    2,570,228   10,526,937    7,444,296

Loss before cumulative
 effect of change in
 accounting principle         (1,952,208)  (1,940,112)  (8,670,321)  (5,566,938)

Cumulative effect of
 change in accounting
 principle (Note 4)                    -            -            -      131,329

Net loss                     $(1,952,208) $(1,940,112) $(8,670,321) $(5,435,609)

Per share amounts:
Loss before cumulative
 effect of change in
 accounting principle             $(0.06)      $(0.06)      $(0.27)      $(0.17)

Cumulative effect of
 change in accounting
 principle (Note 4)                    -            -            -         0.00

Net loss -- see Exhibit 11        $(0.06)      $(0.06)      $(0.27)      $(0.17)

                             See accompanying notes.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                      Nine Month Period Ended
                                                           September 30,
                                                         1995          1994
Cash flows from operating activities:
  Net loss                                           $(8,670,321)  $(5,435,609)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                        441,199       399,691
    Cumulative effect of change in accounting
     principle                                                 -      (131,329)
    Write-off of patent costs                          1,395,476             -
    Net change in assets and liabilities                 623,767    (1,707,396)
     Total adjustments                                 2,460,442    (1,439,034)
Net cash used by operating activities                 (6,209,879)   (6,874,643)

Cash flows from investing activities:
  Decrease in short-term investments                  26,861,659     1,137,786
  Capital expenditures                                  (116,530)   (2,690,122)
Net cash provided (used) by investing activities      26,745,129    (1,552,336)

Cash flows from financing activities:
  Proceeds from issuance of common stock                 100,547       112,408
  Short-term borrowings                                        -     1,975,000
  Net cash provided by financing activities              100,547     2,087,408
Net increase (decrease) in cash and cash equivalents  20,635,797    (6,339,571)

Cash and cash equivalents at beginning of period       3,395,974     6,855,473

Cash and cash equivalents at end of period           $24,031,771      $515,902

                             See accompanying notes.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)



1. Description of Company and Basis of Presentation

   CytRx Corporation is a biopharmaceutical company engaged in the research and development of critical care pharmaceutical products intended for use in the treatment of vascular and infectious diseases, and cancer. Reference herein to "the Company" includes CytRx and its wholly-owned subsidiaries -- Vaxcel, Inc., Vetlife, Inc. and Proceutics, Inc. Vaxcel is developing the Optivax vaccine delivery system. Vetlife is developing non-antibiotic solutions to enhance food animal growth. Proceutics was recently formed to provide high quality preclinical development services to the pharmaceutical industry.

   The accompanying condensed consolidated financial statements at September 30, 1995 and for the three and nine month periods ended
September 30, 1995 and 1994 include the accounts of CytRx and its wholly-owned subsidiaries. The condensed consolidated financial statements as of September 30, 1995 and for the periods ended September 30, 1995 and 1994 are unaudited, but include all adjustments, consisting of normal, recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1994.

2. Inventories

   Inventories at September 30, 1995 and December 31, 1994 are comprised of the following:

                        September 30, 1995   December 31, 1994

   Finished goods             $ 1,956             $ 2,392
   Raw materials                2,797               4,259
                              $ 4,753             $ 6,651

3. Net Loss Per Common Share

   Net loss per common share is computed based on the weighted average number of common shares outstanding during each period. Stock options and warrants outstanding are excluded from the computation of net loss per share since their effect is antidilutive.

4. Adoption of FASB Statement No. 115

   In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classfied as either "available-for-sale" or "trading" and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The Company adopted the new rules as of January 1, 1994 and, in accordance with the Statement, did not restate prior period financial statements. The cumulative effect of adopting Statement 115 decreased net loss by $131,329 in the first quarter of 1994.

   During 1995 the Company sold the majority of its short-term investments, realizing a net loss of $1,102,621 thereon, and reinvested the proceeds in cash equivalents. As of September 30, 1995, the Company has classified all of its short-term investments as "held-to-maturity".

5. Patent Costs

   Prior to 1995, the Company capitalized the costs associated with obtaining patents on its technologies. During the first quarter of 1995 the Company changed from deferring and amortizing such costs to recording them as expenses when incurred because, even though the Company believes the patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom are uncertain. Accordingly, the new accounting method has been adopted in recognition of a possible change in estimated future benefits. Since the effect of this change in accounting principle is inseparable from the effect of the change in accounting estimate, such change has been accounted for as a change in estimate in accordance with Opinion
No. 20 of the Accounting Principles Board. As a result, the Company recorded a non-cash write-off of $1,395,476 ($.04 per share) during the first quarter of 1995. Future patent costs are expected to be expensed since the benefits to be derived therefrom are likely to be uncertain.

6. Termination of RheothRx License Agreement

   In October 1995 Glaxo Wellcome PLC ("GW") informed the Company of its decision to cease development of the Company's RheothRx copolymer and its intention to terminate its license. Pursuant to the CytRx's 1990 license agreement with GW (then Burroughs Wellcome Co.), the Company has received a cumulative total of $9 million to date under the agreement. In 1993 GW completed its obligation to pay initial license fees and milestone payments under the agreement. Subsequent to the termination of its license, GW has no further financial obligations to CytRx. This event had no impact on the accompanying financial statements.

Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Financial Condition and Liquidity

At September 30, 1995 the Company had cash and short-term investments of $27.1 million and net assets of $31.9 million, compared to $30.8 million and $38.0 million, respectively, at December 31, 1994. Working capital totalled $26.4 million at September 30, 1995, compared to $30.7 million at December 31, 1994.

On October 23, 1995 Glaxo Wellcome PLC ("GW") informed the Company of its decision to cease development of the Company's RheothRx copolymer and its intention to terminate its license. Since May 1994, RheothRx was under evaluation in the CORE (Collaborative Organization for RheothRx Evaluation) trial, a multi-national Phase II/III study of RheothRx in patients with acute myocardial infarction. The CORE trial was planned to eventually enroll more than 9,000 patients. In July, GW completed patient enrollment in Stage 1 of the CORE trial, involving 2,948 patients. An analysis of Stage 1 by GW indicated that RheothRx showed benefit only in certain clinical evaluations and were limited to high dose levels associated with unacceptable toxicity. Lower dosages of the drug were not associated with any clinical benefit.

Pursuant to CytRx's 1990 license agreement with GW (then Burroughs Wellcome Co.), the Company received a cumulative total of $9 million under the agreement. Subsequent to the termination of its license, GW has no further financial obligations to CytRx.

On October 30, 1995 CytRx announced that its Board of Directors had authorized the repurchase of up to 5 million shares of its common stock. Purchases may be made from time to time on the open market or in unsolicited block transactions.

Although GW's termination of the RheothRx license agreement has negatively impacted CytRx's long-term cash flow potential, management believes that cash and short-term investments, combined with income to be generated therefrom, will be sufficient to satisfy the Company's working capital needs for the next several years. The Company will consider additional sources of funding as appropriate and available.


Results of Operations

The following table presents the breakdown of consolidated results of operations by operating unit for the three month and nine month periods ended September 30, 1995 and 1994. Although the subsequent discussion addresses the onsolidated results of operations for CytRx and its subsidiaries, management believes this presentation by operating unit is important to an understanding of the consolidated financial statements taken as a whole. No results are shown for Proceutics, Inc. as this subsidiary will not commence formal operations until 1996.

                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
(in thousands)                    1995      1994        1995     1994
CytRx                          $(1,566)  $(1,541)    $(6,955)  $(4,277)
Vaxcel                            (246)     (154)     (1,138)     (864)
Vetlife                           (140)     (245)       (577)     (295)
Consolidated Net Loss          $(1,952)  $(1,940)    $(8,670)  $(5,436)

Net sales of TiterMax were $102,000 during the three months ended September 30, 1995 compared to $115,000 in 1994 and $354,000 during the nine months ended September 30, 1995 compared to $411,000 in 1994. Selling and marketing expenses in 1995 increased by $65,000, or 449%, from 1994 for the three months ended September 30, and decreased by $34,000, or 19%, for the nine months ended September 30, due to variances in promotional expenditures as well as personnel resources devoted to the Titermax marketing effort.

Investment income was $474,000 and $1,425,000 during the three months and nine months ended September 30, 1995, as compared to $493,000 and $1,400,000 for the same periods in 1994. In 1995 CytRx chose to convert the majority of its short-term investments into cash equivalents. At December 31, 1994 the Company had $2.5 million in unrealized losses as a result of 1994's dramatic increase in interest rates. By taking advantage of strength in the bond market during the second quarter, CytRx reduced its unrealized losses by $1.4 million, recording non-cash charges of $1.1 million during the nine months ended September 30, 1995. These charges are shown as a separate line item on the Condensed Consolidated Statements of Operations. The Company believes that during the period in which these losses were incurred and then recognized (February 1994 to June 1995), total investment income, net of realized losses, exceeded the amount of potential investment income had the Company invested in shorter-term securities. During the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 4 to Condensed Consolidated Financial Statements).

Research and development expenditures in 1995 decreased by $36,000, or 2%, from 1994 for the three months ended September 30, and increased by $554,000 or 12%, for the nine months ended September 30. These fluctuations are due to the nature of work being performed and are difficult to compare from period to period. However, the increase for the nine month period ended September 30 is primarily due to costs associated with clinical trials conducted on the Company's CRL-1336 compound in early 1995 as well as costs related to the hiring of a Vice-President of Research and Development for each of Vaxcel and Vetlife.

General, administrative and business development expenses in 1995 decreased by $16,000, or 2%, from 1994 for the three months ended September 30, and increased by $81,000 or 3%, for the nine months ended September 30. Contributing to the increase for the nine month period ended September 30 were higher expenses for Vetlife, reflecting the hiring of the subsidiary's
president in July 1994.   Additionally, patent costs in 1995 were expensed,
versus being capitalized in prior years (See Note 5 to Condensed Consolidated Financial Statements).

Part II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11 -- Statement re: computation of net loss per share
    (attached hereto).

(b) Reports on Form 8-K
    On October 30, 1995 the Company filed a Current Report on Form 8-K reporting that its Board of Directors had approved a stock repurchase program.

    On November 7, 1995 the Company filed a Current Report on Form 8-K reporting the termination by Glaxo Wellcome PLC of its license agreement for the Company's RheothRx copolymer.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CYTRX CORPORATION
                                             (Registrant)

Date: November 8, 1995                       By: /s/ Mark W. Reynolds
                                                 Mark W. Reynolds
                                                 Controller
                                                 (Chief Accounting Officer)