Form 10-K
period 1995-12-31
CYTRX CORP
filed 1996-03-27
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549

				  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED].

    For the fiscal year ended December 31, 1995

				      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


			  Commission File No. 0-15327

			       CYTRX CORPORATION
	      (Exact name of Registrant as specified in its charter)

	      Delaware                                  58-1642740
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)


	154 Technology Parkway
	Norcross, Georgia 30092                           30092
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (770) 368-9500
			   __________________________

Securities registered pursuant to Section l2(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES [X]        NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 19, 1996, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $27,453,000.

On March 19, 1996, there were 7,860,803 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CytRx Corporation 1995 Annual Report to Stockholders are incorporated by reference into Parts I, II, III and IV. Portions of the CytRx Corporation Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

				    PART I


Item 1. Business

Overview

CytRx Corporation was founded in 1985 and is engaged in the development and commercialization of pharmaceutical related products and services including human therapeutics focused on high-value critical-care therapies. In addition to its development work in human therapeutics, CytRx has also created three wholly-owned subsidiaries to broaden the development of its technologies without losing focus on its core critical-care strategy. Vaxcel, Inc. is developing its Optivax delivery system to enhance the effectiveness of vaccines. Vetlife, Inc. is developing products to enhance food animal growth. Proceutics, Inc. provides preclinical development services to the pharmaceutical industry. Reference herein to "the Company" includes CytRx and its wholly-owned subsidiaries.

The Company presently has no product that is approved by a regulatory agency for commercial use in human or veterinary applications.


Product Development

CytRx's human therapeutics product development efforts are focused on critical-care products providing target opportunities for high-value breakthrough products to address unmet medical needs. Projects include RheothRx which has the potential to alleviate the pain and suffering associated with sickle cell crisis.

In 1995, results from a 2,900 patient RheothRx trial indicated unacceptable side effects at doses that provided therapeutic benefit to heart attack victims. As a result, CytRx's licensee, Glaxo Wellcome PLC, returned rights to the Company. CytRx believes that RheothRx still offers opportunity in treating sickle cell disease. RheothRx has shown promise in reducing crisis duration, pain and length of hospitalization in patients suffering acute crisis. Scientists are currently exploring the feasibility of continuing development in this area.

In June 1989, the FDA informed CytRx of its decision to grant RheothRx "Orphan Drug" designation for the treatment of sickle cell crisis. In March 1990, RheothRx also received Orphan Drug designation for the treatment of severe burns. The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (e.g. diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States where the sponsor does not reasonably anticipate that its product will become profitable). As a result of the designation of RheothRx as an Orphan Drug, if the Company is the first manufacturer to obtain FDA approval to market RheothRx for treatment of sickle cell crisis or severe burns, the Company will obtain a seven-year period of marketing exclusivity beginning from the date of its approval. During this period, the FDA cannot approve the same drug for the same use from another sponsor. There can be no assurance that the Company will receive approval to market RheothRx for the treatment of sickle cell crisis or severe burns.

CytRx is also developing Protox as a treatment for tuberculosis as well as for use in combination with certain antibiotic and anti-viral compounds to enhance their uptake and resulting effectiveness.

VAXCEL'S Optivax System represents a novel approach to improving the effectiveness of vaccines including the potential to enable single-dose formulations for vaccines that currently require multiple injections. Phase I human clinical trials were initiated in January 1996 to study the Optivax System in combination with a cancer vaccine. Vaxcel is focusing on building corporate partnerships with vaccine producers. The company recently entered into option agreements with Connaught Laboratories and Medeva PLC to combine the Optivax System with high priority vaccine development projects at these firms. The Optivax System is being made available to other vaccine companies on an antigen by antigen basis.

VETLIFE is engaged in the development, licensing and marketing of technologies to improve the value of food animal products to the cattle, poultry, swine and dairy industries. In January 1996, Vetlife entered into an agreement to market and distribute a line of FDA-approved cattle growth products in North America. The Vetlife Cattle Marketing Group projects sales, profits and positive cash flow beginning in 1997. Vetlife products under development are targeted at improving product benefits or reducing cost without compromising safety or quality. Projects include a non-antibiotic growth promoter for poultry and swine, adjuvants to enhance animal vaccines and antibiotic potentiators to overcome antibiotic resistance or reduce required doses.

Regulations imposed by the United States government and other countries require a demonstration of the safety and efficacy of new therapeutic agents through studies in animals and controlled clinical testing in human beings prior to marketing. See "Government Regulation." There can be no assurance that any particular development program of the Company will lead to the development of a marketable product or that any such product will be profitable.

Consolidated expenditures for research and development activities were $7.1 million, $6.8 million and $4.7 million during the years ended December 31, 1995, 1994 and 1993, respectively.

Other Products and Services

PROCEUTICS was formed in 1995 and commenced formal operations in January 1996. Proceutics is targeting a growing need within biopharmaceutical companies by providing high-value, high-quality pharmaceutical development services to supplement pre-IND activities. Proceutics services include analytical methods development and testing, formulations, clinical supply manufacturing, pharmacokinetic studies, protocol preparation and other services to the preclinical development of new drug candidates.

CytRx also manufactures, markets and distributes TiterMax, an adjuvant used to produce cell mediated and humoral responses in research animals. The keys to the potency of TiterMax lie in its immunostimulatory activity and the formation of stable water-in-oil emulsions. TiterMax aids in the antigen's effective presentation to the immune system without the toxic effects of other research adjuvants.


Manufacturing

The Company has converted a portion of its Norcross, Georgia headquarters into a pilot manufacturing facility in order to produce the bulk clinical supply ingredients for its product development programs. See "Product Development." Production of the final dosage form of materials for use in clinical trials will be performed by third party manufacturers. The Company's pilot facility is intended for manufacture of investigational supplies of certain of the Company's products under development and is generally not large enough to produce quantities of product adequate for commercial purposes. The process used in the pilot facility also may require modification to achieve commercial scale. If the Company modifies its manufacturing process or changes the source or location of product supply, regulatory authorities will require the Company to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the Company's clinical trials. Further, any manufacturing facility and the quality control and manufacturing procedures used by the Company for the commercial supply of a product must comply with applicable OSHA, EPA, and FDA standards, including Good Manufacturing Practice regulations.

Patents and Proprietary Technology

CytRx considers the protection of its discoveries and inventions important to its business. The Company seeks patent protection for its technology when deemed appropriate and has filed patent applications in the United States and selected foreign countries covering several general product areas, including technology licensed from Emory University (see below) and others.

There can be no assurance that patent applications which have been or will in the future be filed by the Company will result in the issuance of any patents, or, if issued, that such patents will provide sufficient protection or be of commercial benefit to CytRx and its licensees.

Pursuant to an agreement with Emory University ("Emory") whereby certain basic research was performed by the Company utilizing the research facilities and support staff at Emory, Emory will be assigned the rights to all patents acquired as a result of discovery activities conducted at Emory on behalf of CytRx. Emory has granted CytRx exclusive worldwide licenses to these patents. Emory is entitled to receive royalty payments on sales made by CytRx of products covered by the licensed patents, and on payments received by CytRx as a result of sales of such products made by a third party. In the event that patents are not issued with respect to a particular class of products, the Company's license with respect to that class of products will terminate.


Competition

Many companies, including large pharmaceutical, chemical and biotechnology firms with financial resources, research and development staffs, and facilities that are substantially greater than those of the Company, are engaged in the research and development of pharmaceutical products that could compete with the products under development by the Company. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and/or such products may be more effective than those under development by the Company or its licensees and corporate partners. The Company competes in this research and development environment by attempting to develop its products and technologies in an innovative and timely fashion that would provide the Company with an advantage in the licensing and/or marketing of its products and technologies.


Government Regulation

The marketing of pharmaceutical products requires the approval of the FDA and comparable regulatory authorities in foreign countries. The FDA has established guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new therapeutic product (drug) generally takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use in the United States include preclinical studies in animal models, the filing of an Investigational New Drug ("IND") application, human clinical trials and the submission and approval of a New Drug Application ("NDA"). The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA must approve the NDA before the drug may be marketed. There can be no assurance that the Company will be able to obtain the required FDA approvals for any of its products.

The manufacturing facilities and process for the Company's products, whether manufactured directly by the Company or by a third party, will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice regulations. The Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act.


Environmental Protection

The Company's pharmaceutical development center is exempt from the CFR (40-Part
370) hazardous chemical reporting. The facility is classified as a small quantity generator of hazardous waste, which includes radio-isotopes, biological and chemical hazards. Such waste is removed by a qualified waste hauler. The Company has established a Corporate Safety Committee to oversee its Health and Safety Policy which defines procedures for identification of risks posed to employees from hazardous material and training of employees in the proper handling and disposal of such materials.

During 1993 and 1994 the Company incurred approximately $2.6 million to expand and renovate its pharmaceutical development facility. These expenditures included amounts related to the installation of a single pass air handling system with HEPA filters for the exhaust air from Biosafety Level III and radiological hoods. Also included were the installation of backflow prevention devices and acid dilution basins to neutralize waste water leaving the facility. During 1995 compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Number of Employees

As of December 31, 1995, the Company had 59 full-time and 1 part-time employees.

Item 2. Properties

The Company's executive offices and operational facilities, consisting of an aggregate of approximately 30,700 square feet, are located on property owned by the Company at 150 and 154 Technology Parkway, Norcross, Georgia. These facilities include approximately 20,000 square feet of laboratories, pilot manufacturing, and associated space.

The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are adequate for present operations.


Item 3. Legal Proceedings

None.


Item 4. Submission of Matters to a Vote of Security Holders

On December 22, 1995, the Registrant mailed a Proxy Statement to its stockholders of record as of December 7, 1995 pertaining to a Special Meeting of Stockholders held on February 5, 1996. The only item of business acted upon at the Special Meeting was a proposal to amend the Registrant's Certificate of Incorporation to effect a recapitalization through a one-for-four reverse stock split. At the meeting approximately 26.6 million votes were cast (either by person or by proxy) in favor of the proposal, 1.6 million against the proposal, with 128,000 abstentions. There were 3.1 million nonvoted shares. Accordingly, the reverse stock split was effected February 6, 1996.


				   PART II

Item 5. Market for Registrant's Common Equity and Related
	Stockholder Matters

The Company's Common Stock is traded on the The Nasdaq Stock Market under the symbol CYTR. The following table sets forth the high and low closing prices for the Common Stock for the periods indicated as reported by Nasdaq. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. Such prices have been adjusted to reflect the one-for-four reverse stock split effected February 6, 1996.

				   High        Low
COMMON STOCK:
  1996
    January 1 to March 19           6          3 11/16
  1995
    Fourth quarter                 12 5/8      3 1/2
    Third quarter                  13 1/2      6 1/2
    Second quarter                 10 3/4      5 3/4
    First quarter                  10 3/8      5 1/4
  1994
    Fourth quarter                 10 3/4      5
    Third quarter                  18 1/2      8 1/2
    Second quarter                 26 1/2      16
    First quarter                  33          22 1/2

On March 19, 1996, the closing price of the Common Stock as reported on The Nasdaq Stock Market, was $4.00. As of December 31, 1995 there were approximately 1,500 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.


Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial
	Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data

The information required by Items 6-8 is incorporated by reference to the applicable portions from the Company's 1995 Annual Report to Stockholders. See
Part IV, Item 14 for an index of the statements, notes and schedules.


Item 9. Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure

None

				   PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and
	 Management

The information required by Items 10-12 is incorporated by reference from the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1995 fiscal year.

Item 13. Certain Relationships and Related Transactions

None.


				   PART IV

Item 14. Exhibits, Financial Statement Schedules, and
	 Reports on Form 8-K

(a) Documents filed as part of this 10-K:

 1. The consolidated financial statements listed below are incorporated by reference from the Company's 1995 Annual
    Report to Stockholders:

      Consolidated Statements of Operations for the years ended
      December 31, 1995, 1994 and 1993

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993

      Notes to Consolidated Financial Statements

      Report of Independent Auditors dated February 19, 1996

 2. Financial Statement Schedules:

      Schedule II - Valuation and Qualifying Accounts for
      the years ended December 31, 1995, 1994 and 1993                    Page 9

      All other schedules are omitted because they are either not applicable or the related information is provided in the notes to the financial statements.

 3. Exhibits required by Item 601 of Regulation S-K:
      See Exhibit Index on page 10 of this Form 10-K.

(b) Reports on Form 8-K:

      On November 7, 1995 a Current Report on Form 8-K was filed pertaining to the termination of a license agreement between CytRx Corporation and Glaxo Wellcome PLC (see
      "RheothRx License Agreement").

      On October 30, 1995 a Current Report on Form 8-K was filed pertaining to the adoption of a stock buy-back program by the Company.

CYTRX CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1995, 1994 and 1993

								     Additions
							      ------------------------
						 Balance at   Charged to    Charged to                   Balance at
						 Beginning     Costs and       Other                         End
Description                                      of Period     Expenses      Accounts     Deductions      of Period
-------------------------------------            ---------     ---------    ----------    ----------     ----------
Reserve Deducted in the Balance Sheet
from the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 1995                    $9,200,000    $4,400,000            $0            $0    $13,600,000
Year ended December 31, 1994                    $6,700,000    $2,500,000            $0            $0     $9,200,000
Year ended December 31, 1993                    $4,400,000    $2,300,000            $0            $0     $6,700,000

Marketable Securities Valuation Reserve
Year ended December 31, 1995                    $2,475,277            $0            $0    $2,475,277             $0
Year ended December 31, 1994                      $131,329            $0    $2,475,277      $131,329     $2,475,277
Year ended December 31, 1993                      $127,015        $4,314            $0            $0       $131,329

CytRx Corporation
Form 10-K Exhibit Index

Exhibit Number                                                              Page

3.1     Articles of Incorporation, as Amended and Restated
3.2     By-Laws                                                              (a)
10.1    Agreement with Emory University, as amended                          (a)
10.2    Agreement with BASF Corporation, as amended                          (a)
10.3    Exclusive License Agreement with Burroughs Wellcome Co.              (e)
10.4 Letter Agreement between the Registrant and Burroughs Wellcome Co. extending the Exclusive License Agreement dated April 19, 1990
	to Japan                                                             (c)
Executive Compensation Plans and Arrangements
10.3    Employment Agreement dated March 24, 1989, with Jack J. Luchese,
	as amended                                                           (c)
10.4    1995 Employment Agreement, dated January 1, 1995, with
	Jack J. Luchese                                                      (d)
10.5    1986 Stock Option Plan, as amended and restated as of May 30,1991    (b)
10.6    1994 Stock Option Plan                                               (d)
10.7    1995 Stock Option Plan                                               (f)

11.1    Computation of Income (Loss) Per Share
13.1 Selected Portions from the CytRx Corporation 1995 Annual Report to Stockholders
21.1    Subsidiaries of Registrant
23.1    Consent of Ernst & Young LLP
27.1    Financial Data Schedule

___________________

(a) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.

(b) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-38206) filed on June 25, 1991.

(c) Incorporated by reference to the Registrant's Current Report on Form 8-K filed as of March 20, 1989.

(d) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93816) filed on June 22, 1995.

(e) Incorporated by reference to the Registrant's Current Report on Form 8-K filed as of April 25, 1991.

(f) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   CYTRX CORPORATION

					   By: /s/ Jack J. Luchese
					       Jack J. Luchese, President
Date: March 27, 1996                           and Chief Executive Officer
					      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date

/s/ Jack Bowman                   Director                        March 27, 1996
Jack Bowman

/s/ Raymond C. Carnahan, Jr.      Director                        March 27, 1996
Raymond C. Carnahan, Jr.

/s/ Jack J. Luchese               Chairman of the                 March 27, 1996
Jack J. Luchese                   Board of Directors, President,
				  Chief Executive Officer,
				  (Principal Executive Officer)

/s/ Herbert H. McDade, Jr.        Director                        March 27, 1996
Herbert H. McDade, Jr.

				  Director
Selvi Vescovi

/s/ James M. Yahres               Vice President of Finance       March 27, 1996
James M. Yahres                   Secretary
				  (Principal Financial Officer)

/s/ Mark W. Reynolds              Corporate Controller            March 27, 1996
Mark W. Reynolds                  (Principal Accounting Officer)