Form 10-Q
period 1996-03-31
CYTRX CORP
filed 1996-05-10
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 1O-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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


                                (404) 368-9500
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X        NO_____


Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of March 31, 1996: 7,860,802.

                              CYTRX CORPORATION

                                  Form 10-Q


                              Table of Contents



Page

PART I.  FINANCIAL INFORMATION

 Item 1  Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 1996
         (unaudited) and December 31, 1995                                     3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Month Periods Ended March 31, 1996 and 1995             4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the Three Month Periods Ended March 31, 1996 and 1995             5

         Notes to Condensed Consolidated Financial Statements                  6

 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

PART II.  OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    11

EXHIBIT 11 -- Computation of Net Loss Per Share                               12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             CYTRX CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             March 31, 1996   December 31, 1995
                                             -------------    -----------------
ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents                   $ 2,982,373         $16,645,570
  Short-term investments                       20,214,691           8,556,235
  Receivables                                     247,631              91,077
  Inventories                                       9,906               6,318
  Other current assets                            523,339             267,420
                                               ----------          -----------
    Total current assets                       23,977,940          25,566,620

Property and equipment, net                     5,041,722           5,137,764

Other assets                                      256,686             255,599
                                               ----------          ----------
    Total assets                              $29,276,348         $30,959,983
                                               ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $    18,842         $   266,125
  Accrued liabilities                             773,223             923,373
                                               ----------          ----------
    Total current liabilities                     792,065           1,189,498

Commitments

Stockholders' equity:
  Common stock, $.001 par value, 18,750,000
    shares authorized; 7,919,552 and 7,915,308
    shares issued at March 31, 1996 and
    December 31, 1995, respectively                 7,920               7,915
  Additional paid-in capital                   62,540,423          62,514,691
  Treasury Stock (58,750 shares)                 (242,343)           (242,343)
  Accumulated deficit                         (33,821,717)        (32,509,778)
                                               ----------          ----------
    Total stockholders' equity                 28,484,283          29,770,485
                                               ----------          ----------
    Total liabilities and
    stockholders' equity                      $29,276,348         $30,959,983
                                               ==========          ==========



                            See accompanying notes.

                              CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                              Three Month Period Ended March 31,
                                              ----------------------------------
                                                   1996              1995
                                               -----------       -----------
Revenues:
   Net sales                                   $   337,525       $   136,006
   Investment income, net                          303,972           396,892
   Other income                                     33,768            20,464
                                                 ---------         ---------
                                                   675,265           553,362

Expenses:
   Cost of sales                                   112,715            11,141
   Research and development                        987,219         1,680,182
   Selling and marketing                           166,832            26,548
   General, administrative and
     business development                          720,438           812,471
   Write-off of patent costs                             0         1,395,476
                                                 ---------         ---------
                                                 1,987,204         3,925,818
                                                 ---------         ---------

Net loss                                       $(1,311,939)      $(3,372,456)
                                                ==========        ==========

Net loss per share -- see Exhibit 11           $     (0.17)      $     (0.43)
                                                ==========        ==========




                            See accompanying notes.

                              CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                              Three Month Period Ended March 31,
                                              ----------------------------------
                                                      1996             1995
                                                   ----------       -----------
Cash flows from operating activities:
   Net loss                                       $(1,311,939)     $(3,372,456)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation and amortization                   164,107          131,477
      Write-off of patent costs                             0        1,395,476
      Net change in assets and liabilities           (814,581)         (98,632)
                                                   ----------       ----------
         Total adjustments                           (650,474)       1,428,321
                                                   ----------       ----------
      Net cash used by operating activities        (1,962,413)      (1,944,135)

Cash flows from investing activities:
   Increase in short-term investments             (11,658,456)        (679,263)
   Capital expenditures, net                          (68,065)         (30,112)
                                                   ----------       ----------
      Net cash used by investing activities       (11,726,521)        (709,375)

Cash flows from financing activities:
   Proceeds from issuance of common stock              25,737           23,371
                                                   ----------       ----------

Net decrease in cash and cash equivalents         (13,663,197)      (2,630,139)

Cash and cash equivalents at beginning of period   16,645,570        3,395,974
                                                   ----------       ----------

Cash and cash equivalents at end of period        $ 2,982,373      $   765,835
                                                   ==========       ==========


                            See accompanying notes.

                            CYTRX CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996
                               (Unaudited)



1. DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

   CytRx Corporation is a biopharmaceutical company engaged in the research and development of critical care pharmaceutical products intended for use in the treatment of vascular and infectious diseases, and cancer. Reference herein to "the Company" includes CytRx and its wholly-owned subsidiaries -- Vaxcel, Inc., Vetlife, Inc. and Proceutics, Inc. Vaxcel is developing the Optivax vaccine delivery system. Vetlife is developing non-antibiotic solutions to enhance food animal growth. Proceutics provides high quality preclinical development services to the pharmaceutical industry.

   The accompanying condensed consolidated financial statements at March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 include the accounts of CytRx and its wholly-owned subsidiaries. The condensed consolidated financial statements as of March 31, 1996 and for the periods ended March 31, 1996 and 1995 are unaudited, but include all adjustments, consisting of normal, recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1995.

2. INVENTORIES

   Inventories at March 31, 1996 and December 31, 1995 are comprised of the following:

                                          March 31, 1996      December 31, 1995
                                          --------------      -----------------
         Finished goods                      $ 7,656               $ 4,068
         Raw materials                         2,250                 2,250
                                              ------                ------
                                             $ 9,906               $ 6,318
                                              ======                ======

3. REVERSE STOCK SPLIT

   All share and per share information in the accompanying condensed consolidated financial statements and notes thereto has been retroactively adjusted to reflect a one-for-four reverse stock split effective February 6, 1996.

4. NET LOSS PER COMMON SHARE

   Net loss per common share is computed based on the weighted average number of common shares outstanding during each period. Stock options and warrants outstanding are excluded from the computation of net loss per share since their effect is antidilutive.

5. Marketing and Distribution Agreement

   In January 1996, Vetlife signed an agreement with Ivy Laboratories, Inc. to market and distribute Ivy's line of FDA approved cattle growth products and devices in North America. The newly created Vetlife Cattle Marketing Group will begin marketing products by January 1997. In connection with the agreement, Vetlife arranged for a letter of credit in the amount of $5 million in favor of Ivy Laboratories. The letter of credit is collateralized by approximately $6 million of short-term investments.

Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Financial Condition and Liquidity

At March 31, 1996 the Company had cash and short-term investments of $23.2 million and net assets of $28.5 million, compared to $25.2 million and $29.8 million, respectively, at December 31, 1995. Working capital totalled $23.2 million at March 31, 1996, compared to $24.4 million at December 31, 1995. The Company has no material capital commitments.

During 1995 the Company formed a new subsidiary, Proceutics, Inc., to provide preclinical development services to the pharmaceutical industry. CytRx contributed existing property and staff resources to the venture which commenced formal operations in January 1996. Management believes that while Proceutics will continue to provide services to its affiliates, revenue derived from third party resources will contribute to the Company's consolidated liquidity and capital resources.

In January 1996 Vetlife signed an agreement with Ivy Laboratories, Inc. to market and distribute Ivy's line of FDA approved cattle growth products and devices in North America. Unless Ivy receives FDA approval in 1996 to market certain products currently pending agency review, marketing and selling activities are not expected to begin until January 1997. Management expects that revenue generated from this arrangement will support Vetlife's other product development programs.

Given its current operating plans, management believes that cash and short-term investments on hand, combined with investment income, revenues generated by Proceutics and Vetlife, and sales of Titermax, will be sufficient to satisfy the Company's working capital needs for the next several years. The Company's future cash requirements are dependent upon a number of factors, including the progress of the Company's product development activities, the expense of obtaining regulatory approvals, the determination of the commercial potential of the Company's products under development and the status of competitive products. The Company will consider additional sources of funding as appropriate and available.


Results of Operations

The following table presents the breakdown of consolidated results of operations by operating unit for the three month periods ended March 31, 1996 and 1995. Although the subsequent discussion addresses the consolidated results of operations for CytRx and its subsidiaries, management believes this presentation of net results by operating unit is important to an understanding of the consolidated financial statements taken as a whole.

                                             Three Month Period Ended March 31,
                                             ----------------------------------
   (in thousands)                                1996              1995
                                                ------            ------
   CytRx                                       $  (361)          $(2,716)
   Proceutics                                     (409)                -
   Vaxcel                                         (296)             (374)
   Vetlife                                        (246)             (282)
                                                ------            ------
   Consolidated                                $(1,312)          $(3,372)

Net sales were $338,000 during the three months ending March 31, 1996 compared to $136,000 for the same period in 1995. Cost of sales were $113,000 (33% of net sales) in the 1996 period as compared to $11,000 (8% of net sales) in 1995. Selling and marketing expenses in the first quarter of 1996 were $167,000 as compared to $27,000 during 1995. Each of these increases from 1995 is attributable to the activities of Proceutics, which commenced formal operations in January 1996, as well as other service revenues. Net sales for the first quarter of 1995 consist solely of Titermax sales.

Investment income was $304,000 during the first quarter of 1996 as compared to $397,000 for the same period in 1995, corresponding to reductions in cash and investment balances.

Research and development expenditures in 1996 decreased by $693,000, or 41%, over 1995 for the three months ended March 31. This decrease is due to a reduction in the scope of the Company's preclinical development activities combined with a shift of certain personnel and capital resources to Proceutics.

General, administrative and business development expenses in 1996 decreased by $92,000, or 11%, from 1995 for the three months ended March 31. This decrease is primarily due to the Company's cost reduction program.

Part II -- OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 -- Statement re: computation of net loss per share (attached hereto).

           (b) Reports on Form 8-K:  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CYTRX CORPORATION
                                       (Registrant)


Date: May 10, 1996                    By:/s/ Mark W. Reynolds
                                          Mark W. Reynolds
                                          Controller
                                          (Chief Accounting Officer)