Form 10-Q
period 1996-06-30
CYTRX CORP
filed 1996-08-07
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of June 30, 1996: 7,860,920.

                              CYTRX CORPORATION

                                  Form 10-Q


                              Table of Contents



                                                                            Page

PART I.  FINANCIAL INFORMATION

 Item 1  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 1996
         (unaudited) and December 31, 1995                                     3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Month and Six Month Periods
         Ended June 30, 1996 and 1995                                          4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the Six Month Periods Ended June 30, 1996 and 1995                5

         Notes to Condensed Consolidated Financial Statements                  6

 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

PART II.  OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    11

EXHIBIT 11 -- Computation of Net Loss Per Share                               12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             CYTRX CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30, 1996   December 31, 1995
                                             -------------    -----------------
ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents                   $ 2,474,885         $16,645,570
  Short-term investments                       19,737,393           8,556,235
  Receivables                                     356,567              91,077
  Inventories (Note 2)                              8,472               6,318
  Other current assets                            378,204             267,420
                                               ----------          -----------
    Total current assets                       22,955,521          25,566,620

Property and equipment, net                     5,008,674           5,137,764

Other assets                                      259,404             255,599
                                               ----------          ----------
    Total assets                              $28,223,599         $30,959,983
                                               ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $   253,039         $   266,125
  Accrued liabilities                             627,234             923,373
                                               ----------          ----------
    Total current liabilities                     880,273           1,189,498

Commitments

Stockholders' equity:
  Common stock, $.001 par value, 18,750,000
    shares authorized; 7,929,671 and 7,915,308
    shares issued at June 30, 1996 and
    December 31, 1995, respectively                 7,930               7,915
  Additional paid-in capital                   62,584,836          62,514,691
  Treasury Stock (68,750 and 58,750 shares
    at June 30, 1996 and December 31, 1995,
    respectively)                                (282,344)           (242,343)
  Accumulated deficit                         (34,967,096)        (32,509,778)
                                               ----------          ----------
    Total stockholders' equity                 27,343,326          29,770,485
                                               ----------          ----------
    Total liabilities and
    stockholders' equity                      $28,223,599         $30,959,983
                                               ==========          ==========



                            See accompanying notes.

                                    CYTRX CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                            Three Month Period Ended June 30,   Six Month Period Ended June 30,
                            ---------------------------------   -------------------------------
                                   1996          1995                 1996           1995
                               -----------    -----------          -----------    -----------
Revenues:
  Net sales                    $   479,894    $   115,825          $   817,419    $   251,831
  Investment income, net           316,595        444,052              620,567        951,321
  License fees                      50,000              -               50,000              -
  Other                             15,667         15,811               33,452         36,275
                                 ---------      ---------            ---------      ---------
                                   862,156        575,688            1,521,438      1,239,427

Expenses:
  Cost of sales                    367,637         10,530              480,352         21,671
  Research and development         553,357      1,894,151            1,540,576      3,574,333
  Selling and marketing            170,248         33,120              337,080         59,668
  General, administrative and
    business development           916,293        991,300            1,620,748      1,803,771
  Realized loss on short-term
    investments, net                     -        992,244                    -      1,102,621
  Write-off of patent costs              -              -                    -      1,395,476
                                 ---------      ---------            ---------      ---------
                                 2,007,535      3,921,345            3,978,756      7,957,540
                                 ---------      ---------            ---------      ---------
Net loss                       $(1,145,379)   $(3,345,657)         $(2,457,318)   $(6,718,113)
                                 =========      =========            =========      =========

Net loss per share             $     (0.15)   $     (0.42)         $     (0.31)   $     (0.85)
(see Exhibit 11)                 =========      =========            =========      =========


                            See accompanying notes.

                              CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                Six Month Period Ended June 30,
                                               ---------------------------------
                                                      1996             1995
                                                   ----------       -----------
Cash flows from operating activities:
   Net loss                                       $(2,457,318)     $(6,718,113)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation and amortization                   252,364          262,956
      Write-off of patent costs                             -        1,395,476
      Net change in assets and liabilities           (691,458)         377,644
                                                   ----------       ----------
         Total adjustments                           (439,094)       2,036,076
                                                   ----------       ----------
      Net cash used by operating activities        (2,896,412)      (4,682,037)

Cash flows from investing activities:
   (Increase) decrease in short-term investments  (11,181,158)      25,096,284
   Capital expenditures, net                         (123,274)         (86,245)
                                                   ----------       ----------
      Net cash provided (used) by
        investing activities                      (11,304,432)      25,010,039

Cash flows from financing activities:
   Net proceeds from issuance of common stock          70,160           66,252
   Purchase of treasury stock                         (40,001)               -
                                                   ----------       ----------
      Net cash provided by financing activities        30,159           66,252
                                                   ----------       ----------

Net increase (decrease) in cash and
  cash equivalents                                (14,170,685)      20,394,254

Cash and cash equivalents at beginning of period   16,645,570        3,395,974
                                                   ----------       ----------

Cash and cash equivalents at end of period        $ 2,474,885      $23,790,228
                                                   ==========       ==========


                            See accompanying notes.

                            CYTRX CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1996
                               (Unaudited)



1. DESCRIPTION OF COMPANY AND BASIS OF PREPARATION

   CytRx Corporation and its subsidiaries are engaged in the development of pharmaceutical products. Reference herein to "the Company" includes CytRx and its wholly-owned subsidiaries -- Vaxcel, Inc., Vetlife, Inc. and Proceutics, Inc. Vaxcel is developing the Optivax vaccine delivery system. Vetlife is developing products to enhance food animal growth. Proceutics provides high quality preclinical development services to the pharmaceutical industry.

   The accompanying condensed consolidated financial statements at June 30, 1996 and for the three month and six month periods ended June 30, 1996 and 1995 include the accounts of CytRx and its wholly-owned subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1995.

2. INVENTORIES

Inventories at June 30, 1996 and December 31, 1995 are comprised of the following:

                                          June 30, 1996      December 31, 1995
                                          -------------      -----------------
         Finished goods                      $ 5,903               $ 4,068
         Raw materials                         2,569                 2,250
                                              ------                ------
                                             $ 8,472               $ 6,318
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

Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Financial Condition and Liquidity

At June 30, 1996 the Company had cash and short-term investments of $22.2 million and net assets of $27.3 million, compared to $25.2 million and $29.8 million, respectively, at December 31, 1995. Working capital totalled $22.1 million at June 30, 1996, compared to $24.4 million at December 31, 1995. The Company has no material capital commitments.

During 1995 the Company formed a new subsidiary, Proceutics, Inc., to provide preclinical development services to the pharmaceutical industry. CytRx contributed existing property and staff resources to the venture which commenced formal operations in January 1996. Management believes that while Proceutics will continue to provide services to its affiliates, revenues derived from third party resources will contribute to the Company's consolidated liquidity and capital resources.

In January 1996 Vetlife signed an agreement with Ivy Laboratories, Inc. to market and distribute Ivy's line of FDA approved cattle growth products and devices in North America. Marketing and selling activities are not expected to begin until January 1997, unless Ivy receives FDA approval in 1996 to market certain additional products currently pending agency review.

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


Results of Operations

The following table presents the breakdown of consolidated results of operations by operating unit for the three month and six month periods ended June 30, 1996 and 1995. Although the subsequent discussion addresses the consolidated results of operations for CytRx and its subsidiaries, management believes this presentation of net results by operating unit is important to an understanding of the consolidated financial statements taken as a whole.

                   Three Months Ended June 30,  Six Months Ended June 30,
                   --------------------------   ------------------------
(in thousands)            1996     1995              1996      1995
                          ----     ----              ----      ----
CytRx                  $  (694)  $(2,673)          $(1,055)  $(5,389)
Proceutics                (150)        -              (559)        -
Vaxcel                    (217)     (518)             (513)     (892)
Vetlife                    (84)     (155)             (330)     (437)
                         -----     -----             -----     -----
Consolidated Net Loss  $(1,145)  $(3,346)          $(2,457)  $(6,718)
                         =====     =====             =====     =====

Net sales were $480,000 during the three months ended June 30, 1996 compared to $116,000 in 1995 and $817,000 during the six months ended June 30, 1996 compared to $252,000 in 1995. Cost of sales during the six month period ended June 30, 1996 were $480,000 (59% of net sales) as compared to $22,000 (9% of net sales) in 1995. Selling and marketing expenses during the three months ended June 30, 1996 were $170,000 as compared to $33,000 during 1995; and $337,000 during the six months ended June 30, 1996 as compared to $60,000 during the same period in 1995. Each of these increases from 1995 is primarily attributable to the activities of Proceutics, which commenced formal operations in January 1996.
Net sales for the first and second quarters of 1995 consist solely of Titermax sales.

Investment income was $317,000 and $621,000 during the three months and six months ended June 30, 1996, as compared to $444,000 and $951,000 for the same periods in 1995. At December 31, 1994 the Company had $2.5 million in unrealized losses as a result of 1994's dramatic increase in interest rates. By taking advantage of strength in the bond market during the second quarter, CytRx reduced its unrealized losses by $1.4 million, recording non-cash charges of $1 million and $1.1 million during the three months and six months ended June 30, 1995, respectively. These charges are shown as a separate line item on the Condensed Consolidated Statements of Operations.

Research and development expenditures in 1996 decreased by $1,341,000, or 71%, from 1995 for the three months ended June 30, and by $2,034,000, or 57%, for the six months ended June 30. This decrease is due to a reduction in the scope of the Company's preclinical development activities combined with a shift of certain personnel and capital resources to Proceutics.

General, administrative and business development expenses in 1996 decreased by $75,000, or 8%, from 1995 for the three months ended June 30, and by $183,000 or 10%, for the six months ended June 30. This decrease is primarily due to cost reduction measures taken by CytRx, partially offset by higher administrative expenses associated with Proceutics.

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



                                       CYTRX CORPORATION
                                       (Registrant)


Date: August 6, 1996                    By:/s/ Mark W. Reynolds
                                           Mark W. Reynolds
                                           Controller
                                           (Chief Accounting Officer)