Form 10-Q
period 1996-09-30
CYTRX CORP
filed 1996-11-04
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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


Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of September 30, 1996: 7,587,201.

                              CYTRX CORPORATION

                                  Form 10-Q


                                   Contents



                                                                            Page

PART I.  FINANCIAL INFORMATION

 Item 1  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1996
         (unaudited) and December 31, 1995                                     3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Month and Nine Month Periods
         Ended September 30, 1996 and 1995                                     4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the Nine Month Periods Ended September 30, 1996 and 1995          5

         Notes to Condensed Consolidated Financial Statements                  6

 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

PART II.  OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    11

EXHIBIT 11 -- Computation of Net Loss Per Share                               12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             CYTRX CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                          September 30, 1996   December 31, 1995
                                             -------------    -----------------
ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents                   $   962,329         $16,645,570
  Short-term investments                       18,570,510           8,556,235
  Receivables                                     679,100              91,077
  Inventories (Note 2)                              6,450               6,318
  Other current assets                            447,898             267,420
                                               ----------          -----------
    Total current assets                       20,666,287          25,566,620

Property and equipment, net                     5,069,448           5,137,764

Other assets                                      259,405             255,599
                                               ----------          ----------
    Total assets                              $25,995,140         $30,959,983
                                               ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $   222,371         $   266,125
  Accrued liabilities                             663,838             923,373
                                               ----------          ----------
    Total current liabilities                     886,209           1,189,498

Commitments

Stockholders' equity:
  Common stock, $.001 par value, 18,750,000
    shares authorized; 7,938,051 and 7,915,308
    shares issued at September 30, 1996 and
    December 31, 1995, respectively                 7,938               7,915
  Additional paid-in capital                   62,622,803          62,514,691
  Treasury Stock (350,850 and 58,750 shares
    at September 30, 1996 and December 31, 1995,
    respectively)                              (1,434,550)           (242,343)
  Accumulated deficit                         (36,087,260)        (32,509,778)
                                               ----------          ----------
    Total stockholders' equity                 25,108,931          29,770,485
                                               ----------          ----------
    Total liabilities and
    stockholders' equity                      $25,995,140         $30,959,983
                                               ==========          ==========



                            See accompanying notes.

                                         CYTRX CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                       Three Month Period Ended            Nine Month Period Ended
                                             September 30,                      September 30,
                                      --------------------------          --------------------------
                                          1996          1995                 1996           1995
                                      -----------    -----------          -----------    -----------
Revenues:
  Net sales                           $   787,389    $   102,154          $ 1,604,808    $   353,985
  License fees                                  -         25,000               50,000         25,000
  Investment income, net (Note 4)         279,585        473,528              900,152      1,424,849
  Collaborative, grant and
    other revenue                          51,420         16,507               84,872         52,782
                                        ---------      ---------            ---------      ---------
                                        1,118,394        617,189            2,639,832      1,856,616

Expenses:
  Cost of sales                           699,464          9,931            1,179,816         31,602
  Research and development                505,669      1,648,760            2,046,245      5,223,093
  Selling, general and administrative   1,033,425        910,706            2,991,253      2,774,145
  Realized loss on short-term
    investments, net                            -              -                    -      1,102,621
  Write-off of patent costs                     -              -                    -      1,395,476
                                        ---------      ---------            ---------      ---------
                                        2,238,558      2,569,397            6,217,314     10,526,937
                                        ---------      ---------            ---------      ---------
Net loss                              $(1,120,164)   $(1,952,208)         $(3,577,482)   $(8,670,321)
                                        =========      =========            =========      =========

Net loss per share                    $     (0.15)   $     (0.25)         $     (0.46)   $     (1.10)
(see Exhibit 11)                        =========      =========            =========      =========


                            See accompanying notes.

                              CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                           Nine Month Period Ended September 30,
                                             ---------------------------------
                                                     1996           1995
                                                  ----------     -----------
Cash flows from operating activities:
   Net loss                                      $(3,577,482)    $(8,670,321)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation and amortization                  378,546         441,199
      Write-off of patent costs                            -       1,395,476
      Net change in assets and liabilities        (1,075,728)        623,767
                                                  ----------      ----------
         Total adjustments                          (697,182)      2,460,442
                                                  ----------      ----------
      Net cash used by operating activities       (4,274,664)     (6,209,879)

Cash flows from investing activities:
   (Increase) decrease in
     short-term investments                      (10,014,275)     26,861,659
   Capital expenditures, net                        (310,230)       (116,530)
                                                  ----------      ----------
      Net cash provided (used) by
        investing activities                     (10,324,505)     26,745,129

Cash flows from financing activities:
   Net proceeds from issuance of common stock        108,135         100,547
   Purchase of treasury stock                     (1,192,207)              -
                                                  ----------      ----------
      Net cash provided by financing activities   (1,084,072)        100,547
                                                  ----------      ----------

Net increase (decrease) in cash and
  cash equivalents                               (15,683,241)     20,635,797

Cash and cash equivalents at beginning of period  16,645,570       3,395,974
                                                  ----------      ----------

Cash and cash equivalents at end of period       $   962,329     $24,031,771
                                                  ==========      ==========


                            See accompanying notes.

                            CYTRX CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1996
                               (Unaudited)



1.  Description of Company and Basis of Presentation

CytRx Corporation and its subsidiaries are primarily engaged in the development of pharmaceutical products. Reference herein to "the Company" includes CytRx and its wholly-owned subsidiaries -- Vaxcel, Inc., Vetlife, Inc. and Proceutics, Inc. Vaxcel is developing the Optivax vaccine delivery system. Vetlife is developing products to enhance food animal growth. Proceutics provides high quality preclinical development services to the pharmaceutical industry.

The accompanying condensed consolidated financial statements at September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 include the accounts of CytRx and its wholly-owned subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1995.

2.  Inventories

Inventories at September 30, 1996 and December 31, 1995 are comprised of the following:

                                        September 30, 1996    December 31, 1995
                                        ------------------    -----------------
Finished goods                                $ 4,744             $ 4,068
Raw materials                                   1,706               2,250
                                               ------              ------
                                              $ 6,450             $ 6,318
                                                =====               =====

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

5.  Marketing and Distribution Agreements

In January 1996 Vetlife signed an agreement with Ivy Laboratories, Inc. to market and distribute Ivy's line of FDA approved cattle growth products and devices in the United States. The newly created Vetlife Cattle Marketing Group will begin marketing products by January 1997. In connection with the agreement, Vetlife arranged for a letter of credit in the amount of $5 million in favor of Ivy Laboratories. The letter of credit is collateralized by approximately $6 million of short-term investments.

In September 1996, Vetlife signed an agreement with Elanco Animal Health, a division of Eli Lilly and Company, whereby Vetlife became the exclusive U.S. supplier of Elanco's Compudose cattle growth promotant products, effective October 1, 1996.

Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Financial Condition and Liquidity

At September 30, 1996 the Company had cash and short-term investments of $19.5 million and net assets of $25.1 million, compared to $25.2 million and $29.8 million, respectively, at December 31, 1995. Working capital totaled $19.8 million at September 30, 1996, compared to $24.4 million at December 31, 1995. The Company has no material capital commitments.

During 1995 the Company formed a new subsidiary, Proceutics, Inc., to provide preclinical development services to the pharmaceutical industry. CytRx contributed existing property and staff resources to the venture which commenced formal operations in January 1996. Although Proceutics continues to provide services to its affiliates, revenues derived from third parties are contributing to the Company's consolidated liquidity and capital resources.

In January 1996 Vetlife signed an agreement with Ivy Laboratories, Inc. to market and distribute Ivy's line of FDA approved cattle growth products and devices in North America. Marketing and selling activities are not expected to begin until January 1997, unless Ivy receives FDA approval in 1996 to market certain additional products currently pending agency review. In September 1996 Vetlife signed an agreement with Elanco Animal Health, a division of Eli Lilly and Company, whereby Vetlife became the exclusive U.S. supplier of Elanco's Compudose cattle growth promotant products, effective October 1, 1996. Management expects that revenue generated from these arrangements will support Vetlife's other development programs.

Given its current operating plans, management believes that cash and short-term investments on hand, combined with investment income, revenues generated by Proceutics and Vetlife, and sales of Titermax, the Company's research adjuvant, will be sufficient to satisfy the Company's working capital needs for the next several years. The Company's future cash requirements are dependent upon a number of factors, including the progress of the Company's product development activities, the expense of obtaining regulatory approvals, the determination of the commercial potential of the Company's products under development and the status of competitive products. The Company will consider additional sources of funding as appropriate and available.

Results of Operations

The following table presents the breakdown of consolidated results of operations by operating unit for the three month and nine month periods ended September 30, 1996 and 1995. Although the subsequent discussion addresses the consolidated results of operations for CytRx and its subsidiaries, management believes this presentation of net results by operating unit is important to an understanding of the consolidated financial statements taken as a whole.

                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                            ------------------      -----------------
(in thousands)                1996       1995        1996       1995
                              ----       ----        ----       ----
CytRx                        $(420)   $(1,566)     $(1,475)   $(6,955)
Proceutics                    (166)         -         (725)         -
Vaxcel                        (264)      (246)        (777)    (1,138)
Vetlife                       (270)      (140)        (600)      (577)
                             -----      -----        -----      -----
Consolidated Net Loss      $(1,120)   $(1,952)     $(3,577)   $(8,670)
                             =====      =====        =====      =====

Net sales were $787,000 during the three months ended September 30, 1996 compared to $102,000 in 1995 and $1,605,000 during the nine months ended September 30, 1996 compared to $354,000 in 1995. Cost of sales during the nine month period ended September 30, 1996 were $1,180,000 (74% of net sales) as compared to $32,000 (9% of net sales) in 1995. These increases from 1995 are primarily attributable to the activities of Proceutics, which commenced formal operations in January. Net sales during 1995 consist solely of sales of Titermax.

Investment income was $280,000 and $900,000 during the three months and nine months ended September 30, 1996, as compared to $474,000 and $1,425,000 for the same periods in 1995. The decrease from 1995 is primarily due to lower cash and invesment balances. At December 31, 1994 the Company had $2.5 million in unrealized losses as a result of 1994's dramatic increase in interest rates. By taking advantage of strength in the bond market during the second quarter of 1995, CytRx reduced its unrealized losses by $1.4 million, recording a non-cash charge of $1.1 million during the nine months ended September 30, 1995 which is shown as a separate line item on the Condensed Consolidated Statements of Operations.

Research and development expenditures in 1996 decreased by $1,143,000, or 69%, from 1995 for the three months ended September 30, and by $3,177,000, or 61%, for the nine months ended September 30. This decrease is due to a reduction in the scope of the Company's preclinical development activities combined with a shift of certain personnel and capital resources to Proceutics.

Selling, general and administrative expenses in 1996 increased by $123,000, or 13%, from 1995 for the three months ended September 30, and by $217,000 or 8%, for the nine months ended September 30. This increase is due to higher administrative expenses associated with Proceutics and Vetlife's Cattle Marketing Group, partially offset by cost reduction measures taken by CytRx.

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



                                       CYTRX CORPORATION
                                       (Registrant)


Date: November 4, 1996                  By:/s/ Mark W. Reynolds
                                           Mark W. Reynolds
                                           Controller
                                           (Chief Financial Officer)