Form 10-K405
period 1996-12-31
CYTRX CORP
filed 1997-03-27
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

       For the fiscal year ended December 31, 1996
                                 -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission File No. 0-15327

                               CYTRX CORPORATION
                               -----------------
             (Exact name of Registrant as specified in its charter)

                Delaware                               58-1642740
----------------------------------------   ------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

         154 Technology Parkway
         Norcross, Georgia 30092                         30092
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (770) 368-9500
                                                   ----------------------------
                             --------------------

Securities registered pursuant to Section l2(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.           YES  X        NO
                                                -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 13 1997, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $28,626,000.

On March 13 1997, there were 7,444,471 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CytRx Corporation 1996 Annual Report to Stockholders are incorporated by reference into Parts II, III and IV. Portions of the CytRx Corporation Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

     CytRx Corporation was founded in 1985 and is engaged in the development and commercialization of pharmaceutical-related products and services including human therapeutics focused on high-value critical-care therapies.

     In addition to its development work in human therapeutics, CytRx has created three wholly owned subsidiaries to broaden the development of its technologies without losing focus on its core critical-care strategy. Vaxcel, Inc. is developing its Optivax(R) delivery system to enhance the effectiveness of vaccines. Vetlife, Inc. is developing products to enhance food animal growth. Vetlife also recently created its new Cattle Business Unit to market and distribute cattle growth promotant products to beef producers. Proceutics, Inc. provides preclinical development services to the pharmaceutical industry. Reference herein to "the Company" includes CytRx and its wholly owned subsidiaries.

     Certain financial information concerning the industry segments in which the Company operates can be found in Note 11 to the Company's Consolidated Financial Statements.

     On December 6, 1996, CytRx, Vaxcel and Vaxcel Merger Subsidiary, Inc., a Georgia corporation and wholly owned subsidiary of Vaxcel formed for the purpose of the transaction ("Vaxcel Merger Sub"), entered into a definitive Agreement and Plan of Merger and Contribution (the "Agreement and Plan of Merger and Contribution") with Zynaxis, Inc., a Pennsylvania corporation and publicly held biotechnology company engaged in the development of certain vaccine technologies ("Zynaxis").

     The Agreement and Plan of Merger and Contribution provides for (i) the issuance of shares of common stock of Vaxcel to the existing shareholders of Zynaxis in exchange for the contribution to Vaxcel by such shareholders of all of the outstanding shares of capital stock of Zynaxis by means of a merger of Vaxcel Merger Sub and with and into Zynaxis (the "Merger") and (ii) the issuance to CytRx of shares of common stock of Vaxcel and a warrant to purchase shares of common stock of Vaxcel in exchange for CytRx's contribution to Vaxcel of a secured loan being extended by Zynaxis by CytRx plus cash in the amount of $4,000,000 minus the balance of the secured loan at the time of contribution, subject to certain adjustments.

     Subject to the approval of the shareholders of Zynaxis, and subject to the satisfaction of other terms and conditions of the

Agreement and Plan of Merger and Contribution, at the effective time of the Merger (i) Vaxcel Merger Sub will be merged with and into Zynaxis and (ii) the outstanding shares of capital stock of Zynaxis will be converted into the right to receive shares of common stock of Vaxcel and Zynaxis will continue to conduct its business as a wholly owned subsidiary of Vaxcel.

This Form 10-K contains certain Statements of a foward-looking nature relating to future events or the future financial performance of the Company. Holders of the Company's capital stock are cautioned that such Statements are only predictions and that actual events or results may differ materially.

PRODUCT DEVELOPMENT

     Consolidated expenditures for research and development activities were $3.1 million, $7.1 million, and $6.8 million during the years ended December 31, 1996, 1995, and 1994, respectively.

CytRx

     CytRx's human therapeutics product development efforts are focused on critical-care products providing target opportunities for high-value breakthrough products to address unmet medical needs. CytRx's current product development focus is RheothRx(pf), which the Company believes has the potential to alleviate the pain and suffering associated with sickle cell crisis.

     In June 1989, the FDA informed CytRx of its decision to grant RheothRx "Orphan Drug" designation for the treatment of sickle cell crisis. The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (e.g. diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States where the sponsor does not reasonably anticipate that its product will become profitable). As a result of the designation of RheothRx as an Orphan Drug, if the Company is the first manufacturer to obtain FDA approval to market RheothRx for treatment of sickle cell crisis, the Company will obtain a seven-year period of marketing exclusivity beginning from the date of its approval. During this period, the FDA cannot approve the same drug for the same use from another sponsor. In March 1990, RheothRx also received Orphan Drug designation for the treatment of severe burns.

     In 1995, results from a 2,900 patient RheothRx trial indicated unacceptable side effects at doses that provided therapeutic benefit to heart attack victims. As a result, CytRx's licensee, Glaxo Wellcome PLC, returned the rights to RheothRx to the Company. CytRx believes that RheothRx still offers opportunity in treating sickle cell disease. In June 1996, CytRx was awarded a composition of matter patent on RheothRx(pf), a new purified form of RheothRx.

     RheothRx(pf) is an intravenous solution that has the unique property of improving blood flow. The Company believes that

RheothRx(pf) has significant potential in treating a variety of vascular-occlusive diseases where blood flow is restricted. CytRx has chosen the painful vascular-occlusive crisis associated with sickle cell anemia as its first development priority. Currently there is no effective treatment to alleviate the pain and suffering sickle cell anemia patients in crisis must endure.

     Sickle cell anemia primarily affects African-Americans. It is an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells. Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim's hemoglobin becomes rigid. This causes red blood cells to lose their normal flexibility. The cells become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name.

     These deformed cells cannot easily flow through the smaller blood vessels of the body and tend to clump together, forming occlusions which impede blood flow. The occlusions deprive tissues of vital oxygen which can result in tissue death, inflammation and intense throbbing pain. Patients suffering from sickle cell disease may experience several crisis episodes each year. Hospitalization is required when pain becomes too much to bear. As there is currently no effective treatment to alleviate the crisis, patients only receive injectable morphine, fluids and rest. Aside from causing considerable pain and suffering, these crisis episodes slowly destroy vital organs as they are deprived of oxygen. As a result, the life expectancy of sickle cell victims is about twenty years shorter than those without the disease.

     Estimates place the number of persons suffering from sickle cell anemia in the U.S. at about 60,000. There are about 100,000 hospital admissions annually to treat sickle cell patients undergoing acute vascular-occlusive crisis caused by the disease. On average, these patients require in-patient treatment for 7.2 days, resulting in significant healthcare costs. A recent study indicated that each year an average sickle cell patient consumes about $25,000 in hospital goods and services while seeking treatment for his or her pain.

     RheothRx's unique surface-active properties decrease blood viscosity and enable the rigid sickled cells to become more flexible, thus allowing easier passage of blood cells through narrow blood vessels.

     A Phase II human clinical trial conducted by Burroughs Wellcome Co. has indicated trends towards reducing the duration of sickle cell crisis and associated hospital stay when RheothRx is used. Also, the trial indicated that RheothRx significantly reduced use of medication required to alleviate the severe pain. CytRx will conduct small safety and dose ranging studies with the new purified material before proceeding to a larger Phase II/III trial toward the end of 1997, assuming the initial studies do not encounter any unforeseen problems.

     The Company believes that RheothRx has the potential to be an effective treatment for other vascular-occlusive diseases as well. Once the sickle cell program is underway, CytRx currently plans to explore the opportunities in significant diseases such as Acute Respiratory Distress Syndrome (ARDS) and stroke. However, CytRx's current strategy is to focus its efforts and resources on gaining approval for the acute crisis of sickle cell anemia.

     CytRx is also developing Protox (TM) as a treatment for tuberculosis as well as for use in combination with certain antibiotic and anti-viral compounds to enhance their uptake and resulting effectiveness. Protox is currently in preclinical development.


Vaxcel

     VAXCEL is currently engaged in the development and commercialization of Optivax(R), the tradename for a family of proprietary nonionic block copolymers which may augment or modulate the immune response to vaccines when administered injectably. Vaxcel believes Optivax may improve the effectiveness and/or convenience of existing vaccines and may contribute to the development of new vaccines. Vaxcel and its institutional/corporate collaborators have conducted preclinical studies in which Optivax appears to act both as a delivery system and as a vaccine adjuvant. In addition, a Phase I human clinical trial was initiated by Vaxcel in early 1996 and completed in February 1997 which indicated both safety and adjuvant activity of Optivax in humans.

     Vaxcel's business strategy is to license Optivax on a vaccine-by-vaccine basis to pharmaceutical and biotechnology companies engaged in vaccine research and development. Under such arrangements, these companies would combine Optivax with their vaccines and assume responsibility for product development, regulatory approval and marketing at their expense. In return, Vaxcel would receive license fees, milestone payments, and royalties on sales. At present, Vaxcel has entered into option agreements for the development of Optivax with Medeva PLC and Connaught Laboratories, Inc. and a license agreement with Corixa Corporation.

     On December 6, 1996, CytRx, Vaxcel and Vaxcel Merger Subsidiary, Inc., a Georgia corporation and wholly owned subsidiary of Vaxcel formed for the purpose of the transaction ("Vaxcel Merger Sub"), entered into a definitive Agreement and Plan of Merger and Contribution (the "Agreement and Plan of Merger and Contribution") with Zynaxis, Inc., a Pennsylvania corporation and publicly held biotechnology company engaged in the development of certain vaccine technologies ("Zynaxis").

     The Agreement and Plan of Merger and Contribution provides for (i) the issuance of shares of common stock of Vaxcel to the existing shareholders of Zynaxis in exchange for the contribution to Vaxcel by such shareholders of all of the outstanding shares of capital stock of Zynaxis by means of a merger of Vaxcel Merger Sub and with and into Zynaxis (the "Merger") and (ii) the issuance to CytRx of shares of common stock of Vaxcel and a warrant to purchase shares of common stock of Vaxcel in exchange for CytRx's contribution to Vaxcel of a secured loan being extended by Zynaxis by CytRx plus cash in the amount of $4,000,000 minus the balance of the secured loan at the time of contribution, subject to certain adjustments.

     Subject to the approval of the shareholders of Zynaxis, and subject to the satisfaction of other terms and conditions of the Agreement and Plan of Merger and Contribution, at the effective time of the Merger (i) Vaxcel Merger Sub will be merged with and into Zynaxis and (ii) the outstanding shares of capital stock of Zynaxis will be converted into the right to receive shares of common stock of Vaxcel and Zynaxis will continue to conduct its business as a wholly owned subsidiary of Vaxcel. After closing, assuming that no holder of Zynaxis stock exercises its appraisal or objection rights and assuming no exercise of any options or warrants to purchase Vaxcel Common Stock, it is anticipated that CytRx will own approximately 87.5% of the outstanding common shares of Vaxcel, with the remaining 12.5% held by the former shareholders of Zynaxis. The merger will be treated as a purchase by Vaxcel and is expected to constitute a tax-free reorganization for Zynaxis shareholders. The merger is subject to approval by the Zynaxis shareholders at a meeting expected to be held during the second quarter of 1997 and is also subject to the satisfaction of other terms and conditions of the Agreement and Plan of Merger and Contribution.

     In connection with the execution of the Agreement and Plan of Merger and
Contribution: (i) CytRx and Zynaxis entered into a secured loan agreement pursuant to which CytRx agreed to loan up to $2,000,000 to Zynaxis on a secured basis; (ii) CytRx and Zynaxis entered into a letter agreement that provides for CytRx to serve as Zynaxis' agent and assist Zynaxis in conducting the sale or transfer of substantially all of Zynaxis' assets prior to the Merger, subject to the approval of Zynaxis' shareholders; (iii) CytRx, Vaxcel, Zynaxis and the holders of all the outstanding shares of Zynaxis preferred stock, who also hold certain warrants to purchase Zynaxis common stock, entered into an agreement, conditioned upon consummation of the Merger, making certain agreements with respect to their rights, and converting their Zynaxis warrants, upon consummation of the Merger, into warrants for the purchase of Vaxcel common stock; (iv) CytRx, Vaxcel and Zynaxis entered into an agreement with holders of convertible notes issued by Zynaxis pursuant to which such noteholders agreed that, conditioned upon consummation of the Merger, that their notes would be converted into the right to receive shares of Vaxcel common stock; (v) CytRx and certain Zynaxis shareholders entered into shareholder voting agreements pursuant to which each of such shareholders granted CytRx an irrevocable proxy to vote shares of Zynaxis common stock held by such shareholder in favor of the Agreement and Plan of Merger and the transactions contemplated thereby; and (vi) Vaxcel and Zynaxis entered into a technology development agreement concerning the development by Vaxcel of certain technologies owned by or licensed to Zynaxis.

     As a result of the Merger, Vaxcel will acquire the PLG microencapsulation and mucoadhesive vaccine technologies of Zynaxis. These technologies appear to be complementary to Vaxcel's current technology, as Optivax is primarily focused on enhancing the effectiveness of injectable vaccines, while the Zynaxis technologies are primarily targeted toward development of vaccines for oral and mucosal delivery. CytRx and Vaxcel believe the Zynaxis oral delivery technologies may have commercial application for many marketed vaccines currently administered by parenteral injection, as well as certain new vaccines under development. In addition, the Zynaxis technologies can be administered alone or in combination with other vaccine carriers, delivery systems, and adjuvants. Similar to Optivax, Vaxcel's business strategy for the Zynaxis technologies will be to license these technologies to companies engaged in vaccine research and development. In September 1995, ALK A/S, a Danish company, executed a development and licensing agreement with Zynaxis which granted ALK exclusive, worldwide rights to evaluate and develop the Zynaxis technologies for oral delivery of bioactive substances for the treatment of allergy. ALK is a world leader in the preparation and standardization of allergen extracts for allergy immunotherapy. ALK is currently conducting a Phase II human clinical trial.


Vetlife

     Vetlife is engaged in the development, licensing and marketing of technologies to improve the value of food animal products to the cattle, poultry, swine and dairy industries. Vetlife's products under development are targeted at improving food animal production or reducing cost without compromising safety or quality. Projects include a non-antibiotic growth promoter for poultry and swine, adjuvants to enhance animal vaccines and antibiotic potentiators to overcome antibiotic resistance or reduce required doses.

     Regulations imposed by the United States government and other countries require a demonstration of the safety and efficacy of new animal drugs in the target animal as well as human food safety prior to marketing. See "Government

Regulation." There can be no assurance that any particular development program of the Company will lead to the development of a marketable product, that any such product will be approved by the appropriate regulatory agencies or that any approved product will be profitable.


VETLIFE CATTLE BUSINESS UNIT

     Vetlife's Cattle Business Unit is focused on the customer. Its objective is to assist each customer in optimizing the quality of beef being raised while at the same time lowering production costs. To accomplish this, Vetlife has built a team of dedicated and highly experienced professionals. These individuals are dedicated to providing superior sales support, nutrition management and quality control to Vetlife's customers.

     In January 1996 Vetlife signed an agreement with IVY Laboratories, Inc. to market and distribute IVY's line of FDA-approved cattle growth products and devices in North America. The newly created Vetlife Cattle Marketing Group began marketing IVY's products in January 1997. In September 1996, Vetlife signed an agreement with Elanco Animal Health, a division of Eli Lilly and Company, whereby Vetlife became the exclusive U.S. supplier of Elanco's Compudose cattle growth promotant products, effective October 1, 1996.

     Though the Vetlife-IVY agreement was signed in January 1996, Vetlife's Cattle Business Unit could not begin marketing and distribution activities until 1997 due to previous IVY contract commitments. Thus 1996 became a year of preparation: recruiting and training the Vetlife Cattle Business Unit team, discussions with future customers and the development of strategies and detailed plans to meet the needs of customers and prospects alike.

     Vetlife's activities attracted the interest of Eli Lilly's Elanco animal health division. This resulted in Vetlife becoming Elanco's exclusive U.S. distributor of its Compudose(R) cattle growth promotant product. Marketing activities which began in October served as an excellent testing period prior to the January 1997 launch of Vetlife's Component(R) line of growth promotant products.


PRECLINICAL DEVELOPMENT SERVICES - PROCEUTICS

     PROCEUTICS was formed in 1995 and commenced formal operations in January 1996. Proceutics is targeting a growing need within biopharmaceutcal companies by providing high-value, high-quality pharmaceutical development services to supplement pre-IND activities. Proceutics provides a wide range of client services including analytical method development and analysis, quality control testing, pharmaceutics, stability program management, regulatory compliance and consultation, manufacturing, packaging and labeling of clinical supplies, and bioanalytical method development and analysis.

     Proceutics' customer base targets three distinct drug development segments. First are large pharmaceutical companies that simply have more compounds under development than available people or facilities. The second customer target is small biotechnology and drug development startup companies that do not have the money and time to construct validated facilities to carry out their testing requirements. The third group is generic drug distributors that need to do testing in support of generic drug development.

     Proceutics has found established pharmaceutical companies to be a good customer base since they have so much work to do, need reliable outsourcing alternatives and, when satisfied with the work, they keep sending new business. Proceutics' business philosophy is quality service at a fair price that is delivered on time. This is meeting with success as Proceutics continues to add new clients, and, more importantly, the company is now generating repeat business from satisfied clients.


OTHER PRODUCTS AND SERVICES

     CytRx manufactures, markets and distributes TiterMax(R), an adjuvant used to produce cell mediated and humoral responses in research animals. The keys to the potency of TiterMax lie in its immunostimulatory activity and the formation of stable water-in-oil emulsions. TiterMax aids in the antigen's effective presentation to the immune system without the toxic effects of other research adjuvants.

     CytRx also has a small group of human resource professionals who, in addition to their services to the Company, provide recruiting services to third parties under the name of Spectrum Recruitment Research.


MANUFACTURING

     The Company maintains a portion of its Norcross, Georgia headquarters as a pilot manufacturing facility in order to produce the bulk clinical supply ingredients for its product development programs. See "Product Development." Production of the final dosage form of materials for use in clinical trials will be performed by third party manufacturers. The Company's pilot facility is intended for manufacture of investigational supplies of certain of the Company's products under development and is generally not large enough to produce quantities of product adequate for commercial purposes. The process used in
                                       8
the pilot facility also may require modification to achieve commercial scale. If the Company modifies its manufacturing process or changes the source or location of product supply, regulatory authorities will require the Company to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the Company's clinical trials. Further, any manufacturing facility and the quality control and manufacturing procedures used by the Company for the commercial supply of a product must comply with applicable OSHA, EPA, and FDA standards, including Good Manufacturing Practice regulations.

     Cattle growth products marketed and distributed by Vetlife are manufactured under contract by IVY Laboratories, Inc. and the Elanco Animal Health division of Eli Lilly and Company.


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

     The manufacturing facilities and processes for the Company's products, whether manufactured directly by the Company or by a third party, will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice regulations. The Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act.


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

     During 1993 and 1994 the Company incurred approximately $2.6 million to expand and renovate its pharmaceutical development facility. These expenditures included amounts related to the installation of a single pass air handling system with HEPA filters for the exhaust air from Biosafety Level III and radiological hoods. Also included were the installation of backflow prevention devices and acid dilution basins to neutralize waste water leaving the facility. During 1996 compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.


EMPLOYEES

     As of December 31, 1996, the Company had 72 full-time and 5 part-time employees.


ITEM 2. PROPERTIES

     The Company's executive offices and operational facilities, consisting of an aggregate of approximately 30,700 square feet, are located on property owned by the Company at 150 and 154 Technology Parkway, Norcross, Georgia. These facilities include approximately 20,000 square feet of laboratories, pilot manufacturing, and associated space.

     The Company also leases approximately 3,500 square feet of office and warehouse space in Winterset, Iowa and 600 square feet of office space in Overland Park, Kansas in support of Vetlife's Cattle Business Unit activities.

     The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are adequate for present operations.


ITEM 3. LEGAL PROCEEDINGS

     On September 27,1996, American Home Products Corporation ("AHP"), through its Fort Dodge Animal Health Division, filed a complaint (the "Complaint") in the District Court of Johnson County, Kansas alleging claims against CytRx Corporation, Vetlife, Inc., and certain of Vetlife's employees ("the "Employees").

     The Employees are former employees of AHP who executed confidentiality agreements with AHP. The Complaint alleges breach of contract and misappropriation of trade secrets by the Employees and tortious interference by CytRx and Vetlife. The Complaint seeks an unspecified amount of damages from the Employees and seeks damages in excess of $50,000 from CytRx and Vetlife. The Complaint also seeks a restraining order enjoining the Employees from working for Vetlife in any capacity that concerns or relates to cattle growth implant products.

     The case is now in discovery. At this stage, evaluation of the outcome and potential loss is not possible.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CYTR. The following table sets forth the high and low sale prices for the Common Stock for the periods indicated as reported by Nasdaq. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. Such prices have been adjusted to reflect the one-for-four reverse stock split effected February 6, 1996.


                                              High     Low
                                             -------  ------
COMMON STOCK:
 1997
   January 1 to March 13                     4 15/16  3 5/16
 1996
   Fourth Quarter                            4 9/16   3 5/16
   Third Quarter                             4 13/16  3 5/8
   Second Quarter                            6 1/8    3 7/8
   First Quarter                             6        3 3/8
 1995
   Fourth quarter                            12 5/8   3 1/2
   Third quarter                             13 1/2   6 1/2
   Second quarter                            10 3/4   5 3/4
   First quarter                             10 3/8   5 1/4


     On March 13, 1997, the closing price of the Common Stock as reported on The Nasdaq Stock Market, was $3 7/8 and there were approximately 1500 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to this item is incorporated herein by reference from the Company's 1996 Annual Report to Stockholders. The applicable portion of the 1996 Annual Report to Stockholders is included in Exhibit 13.1 to this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Information with respect to this item is incorporated herein by reference from the Company's 1996 Annual Report to Stockholders. The applicable portion of the 1996 Annual Report to Stockholders is included in Exhibit 13.1 to this report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 for an index of the statements, notes and schedules. Information with respect to this item is incorporated herein by reference from the Company's 1996 Annual Report to Stockholders. The applicable portion of the 1996 Annual Report to Stockholders is included in Exhibit 13.1 to this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this 10-K:

 1. The consolidated financial statements listed below are incorporated by reference from the Company's 1996 Annual
    Report to Stockholders:

     Consolidated Balance Sheets as of December 31, 1996
     and 1995

     Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Report of Independent Auditors dated February 19, 1997

 2. Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts for
     the years ended December 31, 1996, 1995 and 1994       Page 18

     All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

 3. Exhibits required by Item 601 of Regulation S-K:
     See Exhibit Index on page 16 of this Form 10-K.

(b) Reports on Form 8-K:

     On December 6, 1996 a Current Report on Form 8-K was filed pertaining to a proposed business combination transaction with Zynaxis, Inc.

                               CytRx Corporation
                            Form 10-K Exhibit Index



      Exhibit
      Number
      ------
       2.1    Agreement and Plan of Merger and Contribution
              dated as of December 6, 1996, among CytRx
              Corporation, Vaxcel, Inc., Vaxcel Merger
              Subsidiary, Inc. and Zynaxis, Inc.                      (a)
       3.1    Amended and Restated of Incorporation                   (b)
       3.2    By-Laws                                                 (c)
       10.1   Agreement with Emory University,as amended              (c)
       10.2   Agreement with BASF Corporation, as amended             (c)
      *10.3   Employment Agreement dated March 24, 1989, with
              Jack J. Luchese, as amended                             (b)
      *10.4   1995 Employment Agreement, dated January 1, 1995, with
              Jack J. Luchese                                         (e)
      *10.5   1986 Stock Option Plan, as amended and restated as of
              May, 1991                                               (b)
      *10.6   1994 Stock Option Plan                                  (d)
      *10.7   1995 Stock Option Plan                                  (f)
       11.1   Computation of Income (Loss) Per Share
       13.1   Portions of the CytRx Corporation 1996 Annual Report
              to Stockholders that are incorporated by reference
              into this report.
       21.1   Subsidiaries of Registrant
       23.1   Consent of Ernst & Young LLP
       27.1   Financial Data Schedule


* Indicates a management contract or compensatory plan or arrangement.
___________________

(a) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 6, 1996.

(b) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996

(c) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.

(d) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93816) filed on June 22, 1995.

(e) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-38206) filed on June 25, 1991.

(f) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CYTRX CORPORATION


                                     By: /s/ Jack J.Luchese
                                        --------------------------
                                     Jack J. Luchese, President
Date: March 27, 1997                 and Chief Executive Officer
                                     (Principal Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                        Title                                              Date
---------                                        -----                                              ----
/s/ Jack L. Bowman                               Director                                       March 27, 1997
----------------------------
Jack L. Bowman


/s/ Raymond C. Carnahan, Jr.                     Director                                       March 27, 1997
----------------------------
Raymond C. Carnahan, Jr.


/s/ Max Link                                     Director                                       March 27, 1997
----------------------------
Max Link


/s/ Jack J. Luchese                              Chairman of the                                March 27, 1997
----------------------------                     Board of Directors,
Jack J. Luchese                                  President and Chief Executive Officer
                                                 (Principal Executive Officer)


/s/ Herbert H. McDade, Jr.                       Director                                       March 27, 1997
----------------------------
Herbert H. McDade, Jr.


/s/ Mark W. Reynolds                             Chief Financial Officer                        March 27, 1997
----------------------------                     (Principal Financial Officer)
Mark W. Reynolds

                               CYTRX CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         Additions
                                                                ---------------------------
                                                 Balance at      Charged to      Charged to                    Balance at
                                                 Beginning       Costs and         Other                          End
Description                                      of Period       Expenses         Accounts      Deductions     of Period
---------------------------------------------   ----------      -----------      -----------    ----------    -----------
Reserve Deducted in the Balance Sheet
from the Asset to Which it Applies:

  Allowance for Bad Debts
     Year ended December 31, 1996              $            -   $     2,516      $   45,914     $        -     $    48,430
     Year ended December 31, 1995                           -             -               -              -               -
     Year ended December 31, 1994                           -             -               -              -               -

  Allowance for Deferred Tax Assets
     Year ended December 31, 1996              $   13,600,000   $ 1,600,000      $        -     $        -     $15,200,000
     Year ended December 31, 1995                   9,200,000     4,400,000               -              -      13,600,000
     Year ended December 31, 1994                   6,700,000     2,500,000               -              -       9,200,000

  Marketable Securities Valuation Reserve
     Year ended December 31, 1996              $            -   $         -      $        -     $        -     $         -
     Year ended December 31, 1995                   2,475,277             -               -      2,475,277               -
     Year ended December 31, 1994                     131,329             -       2,475,277        131,329       2,475,277