Form 10-K405/A
period 1996-12-31
CYTRX CORP
filed 1997-04-30
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 1

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                   PART III


                                   RIDER 1

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

        The following table lists the names and ages of all directors of the registrant and all persons nominated or chosen to become directors, all positions and offices with the registrant held by each such person, the business experience during the past five years of each such person, and any other directorships held by such person in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940. Each of the following directors has served continuously as a director since the year in which he was first elected a director, and the term of each of the following directors ends with the 1997 Annual Meeting of Stockholders of the registrant. None of the following persons serves as a director or is nominated to be elected a director pursuant to any arrangement or understanding between him and any other person(s).

Name and Year                              Positions with the Company, Business Experience
First Elected Director        Age          During at Least the Past Five Years, and Other Directorships
----------------------        ---          ------------------------------------------------------------
Jack L. Bowman                64           Prior to his retirement at the end of 1993, Mr. Bowman was
  (1994)                                   Company Group Chairman at Johnson & Johnson Company, a
                                           position he held from 1987.  From 1991 to 1993, Mr. Bowman was responsible for Johnson & Johnson Company's diagnostic, blood glucose monitoring, and certain over-the-counter pharmaceutical businesses. Prior to that assignment at Johnson & Johnson, he was responsible for a major portion of Johnson & Johnson's global pharmaceutical businesses.  From 1983 to 1987, he was Executive
                                           Vice President of American Cyanamid Company where he was
                                           responsible for the pharmaceutical, medical device and over-the-
                                           counter and toiletry businesses. Mr. Bowman has also served as
                                           President, Lederle Laboratories Division and Executive Vice
                                           President, CIBA-GEIGY Pharmaceutical Division.  Mr. Bowman
                                           serves as a director of NeoRx Corporation, Pharmagenics, Inc.,
                                           Cell Therapeutics, Inc. and Coating Technologies International.
                                           He also is a director of Proceutics, Inc., Vaxcel, Inc. and Vetlife,
                                           Inc., wholly-owned subsidiaries of CytRx Corporation, and is a former member of the Johns Hopkins University Board of Trustees.

Raymond C. Carnahan, Jr.      71           Mr. Carnahan has over 39 years of experience in cost controls and
  (1991)                                   operational systems in a variety of industries.  Prior to his retirement in 1991, Mr. Carnahan served as Manager,
                                           International Cost Analysis planning for Johnson & Johnson
                                           International from 1974 to 1991.  Mr. Carnahan is an arbitrator for the American Arbitration Association and has provided consulting services to Waterford-Wedgewood Corporation in England and to
                                           Torf Pharmaceutical Corporation in Portland.  Mr. Carnahan also serves as the Treasurer for the Morristown Memorial Hospital
                                           Chaplaincy Service in Morristown, New Jersey, and is a director of
                                           Proceutics, Inc., Vaxcel, Inc. and Vetlife, Inc., wholly-owned subsidiaries of CytRx Corporation.

Max Link                      56           Dr. Link joined the Board of Directors in November 1996.  From
  (1996)                                   May 1993 to June 1994, Dr. Link served as the Chief Executive
                                           Officer of Corange U.S. Holdings, Inc. (the holding company for
                                           Boehringer Mannheim Therapeutics, Boehringer Mannheim
                                           Diagnostics and DePuy International).  From 1992 to 1993, Dr.
                                           Link was Chairman of Sandoz Pharma.  From 1990 to 1992, Dr.
                                           Link was the Chief Executive Officer of Sandoz and from 1987 to
                                           1989, he was head of the Pharmaceutical Division and a member of the Executive Board of Sandoz, Ltd., Basel.  Prior to 1987, Dr.
                                           Link served in various capacities with the United States operations of Sandoz, including President and Chief Operating Officer.  Dr.
                                           Link also serves on the Boards of Directors of Protein Design
                                           Laboratories, Alexion Pharmaceuticals, Human Genome Sciences
                                           and Procept.

Jack J. Luchese               48           Mr. Luchese was named President and Chief Executive Officer of
  (1989)                                   the Company in March, 1989 and became Chairman of the Board in June, 1995.  Prior to joining the Company, Mr. Luchese served as Vice President and General Manager of the Armour
                                           Pharmaceutical Corporation, and as Vice President, Corporate
                                           Business Development and a member of the Management
                                           Committee of Rorer Group, Inc. (now Rhone-Poulenc Rorer).
                                           Prior to joining Rorer Group, Inc., Mr. Luchese was with Johnson
                                           & Johnson Company for 15 years where he held various positions in business development, licensing, sales, new products marketing, and finance.  Mr. Luchese also serves as a director of Proceutics,
                                           Inc., Vaxcel, Inc. and Vetlife, Inc., wholly-owned subsidiaries of
                                           CytRx Corporation.

Herbert H. McDade, Jr.        70           From 1989 to 1996 Mr. McDade was Chairman, President and
  (1990)                                   Chief Executive Officer of Chemex Pharmaceuticals, Inc.,
                                           becoming Chairman of Access Pharmaceutical Co. (the successor corporation to Chemex) in January, 1996.  From 1986 to 1989 he
                                           was Chairman and President of Armour Pharmaceutical
                                           Corporation, a wholly-owned subsidiary of Rorer Group, Inc. (now
                                           Rhone-Poulenc Rorer).  Prior to 1986, Mr. McDade served as Vice
                                           President of  the Revlon Corporation.  Mr. McDade also serves as a director of Proceutics, Inc., Vaxcel, Inc. and Vetlife, Inc., wholly-
                                           owned subsidiaries of CytRx Corporation, and is a member of the
                                           Board of Trustees of Thomas Acquinas College.



EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for Jack J. Luchese, discussed above under "Directors of the Registrant", The following table lists the names and ages of all executive officers of the registrant and all persons chosen to become executive officers, all positions and offices with the registrant held by each such person, the period(s) during which such person has held such positions and offices and the business experience during the past five years of each such person. Each of the following executive officers serves until his successor is elected and qualifies or until his earlier death, resignation or removal. None of the following persons serves as an officer or is to be selected as an officer pursuant to any arrangement or understanding between him and any other person(s).

                                              POSITIONS WITH THE COMPANY AND
NAME                         AGE              BUSINESS EXPERIENCE DURING AT LEAST THE PAST FIVE YEARS
----                         ---              -------------------------------------------------------
R. Martin Emanuele,          42               Dr. Emanuele has been Vice President of Development of the
Ph.D.                                         Company since June 1990.  Previously, Dr. Emanuele served as the
                                              RheothRx project director at the Company.  Before joining CytRx in
                                              1988, he worked as a clinical research scientist at DuPont Critical Care and as a visiting scientist at Institute Choay.

William B. Fleck              39              Mr. Fleck joined CytRx in April 1993 as Vice President, Human
                                              Resources.  From 1992 to 1993 Mr. Fleck served as Director, Human
                                              Resources and Training for Central Health Services (CHS).  During
                                              1991, he was Director, Human Resources for Knowledgeware, Inc.
                                              Prior to joining Knowledgeware, Mr. Fleck held senior human resources management positions with MCI Communications from
                                              1989 to 1991 and Harris/3M from 1984 to 1989.

Mark W. Reynolds              35              Mr. Reynolds joined CytRx in 1988 as Controller, becoming Chief
                                              Financial Officer and Corporate Secretary in November 1996.  Prior to
                                              joining CytRx, Mr. Reynolds was employed as a certified public accountant with Arthur Andersen LLP in Atlanta, Georgia.



                           SECTION 16(a) REPORTING

        Section 16(a) of the Securities Exchange Act of 1934 requires the registrant's directors and executive officers, and persons who own more than ten percent of the registrant's common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the registrant. Directors, executive officers and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) reports they file. To the registrant's knowledge, based solely on review of the copies of such reports furnished to the registrant and written representations that no other reports were required, during the year ended December 31, 1996 all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons.


ITEM 11.  EXECUTIVE COMPENSATION

        The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended December 31, 1994, 1995 and 1996 for
(i) the President and Chief Executive Officer of the Company; (ii) each of the other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1996 and whose total salary and bonus exceeded $100,000; and (iii) one additional individual who would have been one of the registrant's four most highly compensated executive officers other than the President and Chief Executive Officer but for the fact that the individual was not serving as an executive officer of the registrant at December 31, 1996 (determined as of December 31, 1996 and collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                      Long-Term
                                                                     Compensation
                                                                     ------------
                                             Annual Compensation     Securities
                                             -------------------     Underlying      All Other
Name and Principal Position        Year      Salary($)    Bonus($)    Options(#)     Compensation($)
---------------------------        ----      ---------    --------    ----------     ---------------
Jack J. Luchese                    1996     $307,000     $ 80,000     200,000       $  4,750(2)
     President and Chief           1995      295,000       75,000     132,427(1)       4,620(2)
     Executive Officer             1994       64,500      100,000      75,000          4,620(2)

R. Martin Emanuele                 1996      162,500       15,000       5,000          4,750(2)
     Vice President,               1995      157,500       25,000      50,265(1)       4,620(2)
     Preclinical Research &        1994      146,250       17,500       6,250          4,620(2)
     Development

William B. Fleck                   1996      113,500         --        20,000          4,750(2)
     Vice President,               1995      110,000       15,000      17,912(1)       4,620(2)
     Human Resources               1994      105,000       25,000       3,750          4,620(2)

Mark W. Reynolds                   1996       82,333       25,000      25,000          4,750(2)
     Chief Financial Officer       1995       76,000        8,000      36,877(1)       4,620(2)
     Corporate Secretary           1994       71,000        8,000       1,875          4,620(2)

James M. Yahres                    1996      151,000        5,000        --            4,750(2)
     Former Vice President,        1995      146,500       15,000      27,031(1)       4,620(2)
     Finance &                     1994      141,000       25,000       3,750          4,620(2)
     Administration

------------------

(1) Includes shares underlying options and warrants which were reissued and repriced concurrent with the cancellation of previously issued options and warrants

(2) Amounts represent matching contributions by the Company under the Company's 401(k) Profit Sharing Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

         The following table summarizes the stock options and warrants granted during the fiscal year ended December 31, 1996 to each of the Named Executive Officers.


                                            Individual Grants
                       ------------------------------------------------------------
                                                                                        Potential Realizable
                         Number of     % of Total                                      Value at Assumed Annual
                         Securities       Options                                       Rates of Stock Price
                         Underlying      Granted to    Exercise or                 Appreciation for Option Term($)
                          Options        Employees      Base Price    Expiration   -------------------------------
Name                    Granted (#)    in Fiscal Year   ($/Share)        Date            5%              10%
----                    -----------    --------------   ---------        ----            --              ----
Jack J. Luchese        200,000 (1)       78.4%          $3.69           3/27/06      $463,810       $1,175,385

R. Martin Emanuele       5,000 (2)         2.0           3.63           12/5/06        11,399           28,887

William B. Fleck        20,000 (2)         7.8           3.63           12/5/06        45,595          115,546

Mark W. Reynolds        20,000 (2)         7.8           3.63           12/5/06        45,595          115,546
                         5,000 (2)         2.0           4.00           11/1/06        12,578           31,875

----------------------------------

(1) Warrants granted to Mr. Luchese are subject to the terms described under "Employment Agreement."
(2) These options vest in equal annual installations over a three year period and are exercisable for ten years from the date of grant. Exercise price is based on the market price of CytRx Common Stock as of the date of grant.


 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT DECEMBER
                                   31, 1996

         The following table sets forth the number and total value of unexercised in-the-money options at December 31, 1996 for each of the Named Executive Officers using the price per share of the Common Stock of $3.44 on December 31, 1996. No stock options were exercised during 1996 by any of the Named Executive Officers.

                                     Number of Securities Underlying          Value of Unexercised
                                           Unexercised Options                In-the-Money Options
                                         at December 31, 1996(#)            at December 31, 1996($)
                                         -----------------------            -----------------------
                                      Exercisable     Unexercisable      Exercisable      Unexercisable
                                      -----------     -------------      -----------      -------------
Jack J. Luchese                         632,427          250,000             $  --              $ --
R. Martin Emanuele                       77,764            8,334             8,594                --
William B. Fleck                         17,912           23,750                --                --
Mark W. Reynolds                         21,043           26,875             5,781                --
James M. Yahres                          27,031            3,750                --                --


EMPLOYMENT AGREEMENT

         Jack J. Luchese was named President and Chief Executive Officer of the Company in March 1989. Mr. Luchese's current employment agreement was amended and restated in February 1995 (the "Agreement") to extend his employment with the Company until December

31, 1998, subject to earlier termination. The Agreement also consolidates (through cancellation and reissuance) all warrants previously granted to Mr. Luchese. Under the Agreement, Mr. Luchese is paid an annual base salary of $295,000 (effective January 1, 1995), adjusted annually in proportion to the average annual merit increases for all other employees. In addition to his annual base salary, Mr. Luchese is eligible to receive cash bonuses with respect to each calendar year during the term of the Agreement as determined from time to time by the Board of Directors of the Company in its sole discretion. The Agreement also contains confidentiality and noncompetition provisions.

         The Agreement also grants Mr. Luchese warrants to purchase an aggregate of 682,427 shares of CytRx Common Stock (the "Warrants") subject to the exercise requirements set forth in the agreement. Warrants to purchase 50,000 shares at $4.50 per share expire on February 22, 2001. Warrants to purchase 32,427 shares at $7.00 per share expire on March 24, 2003. Warrants to purchase 100,000 shares at $7.00 per share expire on December 31, 2004. Warrants to purchase 500,000 shares at $4.50 per share expire on December 31, 2004. As of April 28, 1997, 644,927 of the Warrants are vested. The remaining Warrants vest at the rate of 6,250 shares at the beginning of each calendar quarter until October 1, 1998. All of the Warrants that have vested on the termination of the Agreement may be exercised by Mr. Luchese at any time until the expiration of the Warrants. In March 1996 Mr. Luchese was granted an additional warrant to purchase an aggregate of 200,000 shares at $3.69 per share (the "1996 Warrants"). The 1996 Warrants will vest upon the achievement of certain corporate financing milestones as set forth in the agreement. As of April 28, 1997, none of the 1996 Warrants are vested. The shares of stock that may be acquired upon exercise of the Warrants and 1996 Warrants have been or will be registered by the Company under the Securities Act of 1933, as amended. The Warrants contain certain anti-dilution provisions and provide for accelerated vesting in the event that Mr. Luchese's employment is terminated by the Board of Directors without cause, in the event of his death or disability or in the event of a change of control.

         In April 1997, the Company again amended the Agreement in order to delete the provisions relating to a change in control of the Company. In consideration of that amendment, the Company has entered into a separate Change in Control Employment Agreement (the "Change in Control Agreement") with Mr. Luchese. The Change in Control Agreement will become effective if and when a Change in Control (as defined) occurs during the three-year period following the date of the Change in Control Agreement or during any of the one-year annual renewal periods (the "Change of Control Period"), or if Mr. Luchese's employment is terminated in connection with or in anticipation of a Change of Control (in either case, the "Effective Date").

         A Change in Control is defined in the Change in Control Agreement to include the following: (i) an acquisition (other than directly from the Company) by an individual, entity or group (excluding the Company or an employee benefit plan of the Company or a corporation controlled by the Company's shareholders) of 25% or more of the Company's Common Stock or the Company's then outstanding voting securities; (ii) a change in a majority of the current Board of Directors (the "Incumbent Board") (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or threatened proxy contest); (iii) consummation of a reorganization, merger, consolidation or sale of all or substantially all of the Company's assets (collectively, a "Business Combination") other than a Business Combination in which all or substantially all of the shareholders of the Company prior to such transaction own, in the same proportion, more than 60% of the voting power of the entity resulting from the Business Combination, at least a majority of the board of directors of the resulting entity were members of the Incumbent Board, and after which no person (other than the resulting entity and certain affiliates) beneficially owns 25% or more of the voting power of the resulting entity, except to the extent such ownership existed prior to the Business Combination; or (iv) the approval by the Company's stockholders of a complete liquidation or dissolution of the Company.

         Mr. Luchese's employment period under the Change in Control Agreement begins on the Effective Date and continues for two years. During the employment period, Mr. Luchese's position, authority, duties and responsibilities will be at least commensurate in all material respects with those held by him during the 120-day period prior to the Change in Control and he will receive (i) a monthly base salary equal to or greater than the highest monthly base salary paid to him by the Company during the previous year; (ii) an annual cash bonus at least equal to the highest bonus paid to him in any of the three fiscal years prior to the Effective Date, and (iii) the ability to participate in all incentive, savings, welfare benefit, fringe benefit and retirement plans of the Company.

         If Mr. Luchese's employment terminates during the employment period he will receive certain severance benefits under the Change in Control Agreement. If his employment terminates by reason of his death or disability, he will receive certain obligations accrued through the date of termination (e.g., salary, prorata bonus, deferred compensation and vacation pay) plus the normal death and disability benefits, if any, to which he is otherwise entitled, including those under the Agreement. If he is terminated by the Company for cause (as defined), or if he voluntarily resigns without good reason (as defined) other than during the 30-day period beginning on the first anniversary of the Effective Date, he will receive only his accrued benefits through the termination date and any previously-deferred benefits, plus any other post-termination benefits, if any, to which he is otherwise entitled, including those under the Agreement. If he is terminated by the Company (i) without cause, (ii) resigns voluntarily for good reason, or (iii) resigns for any reason during the 30-day period beginning on the first anniversary of the Effective Date, he will receive a lump sum cash payment equal to: (a) his base salary through the date of termination, (b) a prorata bonus for the year of termination, based upon his actual bonus earned in the prior year ("Most Recent Bonus"), (c) an amount equal to two times the sum of his base salary and Most Recent Bonus, and (d) any unpaid deferred compensation and vacation pay. In addition, Mr. Luchese would be entitled to continued employee welfare benefits for two years after the date of termination, and a lump sum payment equal to the actuarial value of the service and compensation credit under the Company's qualified and supplemental retirement plans that he would have received had he remained employed for two years after the date of his termination. Mr. Luchese will be required to repay to the Company, with interest, the lump-sum benefit equal to two times the sum of his base salary and Most Recent Bonus if, during the two-year employment period, he violates a certain non-competition covenant in the Change in Control Agreement.

         If the total payments to Mr. Luchese under the Change in Control Agreement and from any other source would result in the imposition of an excise tax under Section 4999 of the Code, the payments will be reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a net after-tax benefit to Mr. Luchese. The Change in Control Agreement further provides that Mr. Luchese has no obligation to mitigate severance payments, the Company will reimburse Mr. Luchese for all legal fees incurred in enforcing or contesting the Change in Control Agreement, and Mr. Luchese will hold for the benefit of the Company all confidential information concerning the Company obtained over the course of his employment. The Company will require its successors to expressly assume its obligations under the Change in Control Agreement.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company receive no compensation for their services as directors or as members of committees. Effective in March 1996, the Board compensation structure was revised to eliminate the quarterly retainers as well as fees for service as a director of wholly-owned subsidiaries. Non-employee directors now receive a fee of $3,000 for each two-day Board meeting attended and $500 for each committee meeting attended. Non-employee directors who chair a Board committee will receive an additional $250 for each committee meeting attended. Prior to March 1996, non-employee members of the Board of Directors received a quarterly retainer of $1,000. The non-employee Chairman of the Board and directors who chaired a Board committee received an additional quarterly retainer of $250. The non-employee directors also were eligible to receive fees of $500 and $250 for each regularly-scheduled Board meeting and committee meeting attended, respectively, and a fee of $1,000 for each special Board meeting attended. Non-employee directors who also served on the Board of one of the Company's wholly-owned subsidiaries also received a quarterly retainer of $1,000 and a fee of $500 for each subsidiary Board meeting attended.

         Pursuant to the CytRx Corporation 1994 Stock Option Plan (the "Plan"), non-employee directors receive an initial stock option grant to purchase 5,000 shares upon the date he or she first becomes a member of the Board. Options to purchase 1,875 shares of Common Stock are granted to each non-employee director annually. Stock option grants to directors pursuant to the Plans contain the same terms and provisions as stock option grants to employees, except that options granted to directors are considered Non-Qualified Stock Options for income tax reporting purposes. Non-employee directors who also serve as a director of one of the Company's wholly-owned subsidiaries receive an initial stock option grant to purchase 5,000 shares of the subsidiary's common stock upon the date he or she first becomes a member of the subsidiary's Board and an annual stock option grant to purchase 2,500 shares.

         During 1996, Mr. Raymond C. Carnahan, Jr. performed certain consultation services for the Company for which he received a fee of $2,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There are no "interlocks," as defined by the Securities and Exchange Commission, with respect to any member of the Compensation Committee. During 1995, Messrs. Bowman, Carnahan, McDade and Vescovi served on the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Based solely upon information made available to the Company, the following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 28, 1997 by (i) each person who is known by the Company to beneficially own more than five percent of the Common Stock;
(ii) each director and nominee for director of the Company; (iii) each of the Named Executive Officers (as defined in Item 11 above); and (iv) all executive officers and directors as a group. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


                                                                               SHARES OF COMMON STOCK
                                                                             ---------------------------
    NAME AND ADDRESS OF BENEFICIAL OWNER                                     NUMBER       PERCENTAGE (1)
    ------------------------------------                                     ------       --------------
    NAMED EXECUTIVE OFFICERS AND DIRECTORS (2):
       Jack L. Bowman (3)                                                      5,379             *
       Raymond C. Carnahan, Jr. (4)                                            4,440             *
       R. Martin Emanuele (5)                                                 89,066            1.2%
       William B. Fleck (6)                                                   24,073             *
       Max Link                                                                  -                -
       Jack J. Luchese (7)                                                   678,988            8.4
       Herbert H. McDade, Jr. (8)                                             10,333             *
       Mark W. Reynolds (9)                                                   24,715             *
         All executive officers and directors as a group (8 persons)
         (10)                                                                846,994           10.4

    OTHER 5% STOCKHOLDERS:
       Robert L. Hunter, Jr.                                                 515,428            7.0
       3640 Churchwell Court
       Tucker, Georgia 30084

----------------------------------
*      Less than 1%.

(1)      Based on 7,397,067 shares of Common Stock outstanding on April 28,
         1997.
(2) The business address of all such persons is: c/o CytRx Corporation, 154 Technology Parkway, Norcross, Georgia 30092.
(3) Includes options to purchase 4,654 shares of Common Stock exercisable within 60 days.
(4) Includes options to purchase 4,190 shares of Common Stock exercisable within 60 days.
(5) Includes options to purchase 77,764 shares of Common Stock exercisable within 60 days.
(6) Includes options to purchase 17,912 shares of Common Stock exercisable within 60 days.
(7) Includes warrants to purchase 644,927 shares of Common Stock exercisable within 60 days.
(8) Includes options to purchase 7,333 shares of Common Stock exercisable within 60 days.
(9) Includes options to purchase 21,043 shares of Common Stock exercisable within 60 days.
(10) Includes options to purchase 779,823 shares of Common Stock exercisable within 60 days.

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

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Report of Independent Auditors dated February 19, 1997

 2. Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts for
     the years ended December 31, 1996, 1995 and 1994       Page 25

     All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

 3. Exhibits required by Item 601 of Regulation S-K:
     See Exhibit Index on page 23 of this Form 10-K.


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


* Indicates a management contract or compensatory plan or arrangement.
___________________

(a) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 6, 1996.

(b) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996.

(c) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.

(d) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93816) filed on June 22, 1995.

(e) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-38206) filed on June 25, 1991.

(f) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CYTRX CORPORATION


                                     By: /s/ Jack J.Luchese
                                        --------------------------
                                     Jack J. Luchese, President
Date: April 28, 1997                 and Chief Executive Officer
                                     (Principal Executive Officer)

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