Form 10-Q
period 1997-03-31
CYTRX CORP
filed 1997-05-14
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  -------------

Commission file number 0-15327


                              CYTRX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                    58-1642740
-------------------------------------------------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
     of incorporation or organization)



154 Technology Parkway, Norcross, Georgia                 30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                               (770) 368-9500
-------------------------------------------------------------------------------
                        (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X        NO
   ----         ----


Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 12, 1997: 7,411,120.

                               CYTRX CORPORATION

                                   Form 10-Q




                               Table of Contents
                               -----------------



PART I.        FINANCIAL INFORMATION                                                   Page

  Item 1       Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31, 1997 (unaudited)
               and December 31, 1996                                                     3

               Condensed Consolidated Statements of Operations (unaudited) for the
               Three Month Periods Ended March 31, 1997 and 1996                         4

               Condensed Consolidated Statements of Cash Flows (unaudited) for the
               Three Month Periods Ended March 31, 1997 and 1996                         5

               Notes to Condensed Consolidated Financial Statements                      6

  Item 2       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 9

PART II.       OTHER INFORMATION

  Item 6       Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                              13

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                              CYTRX CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31, 1997    December 31, 1996
                                                          ---------------    -----------------
                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $    4,040,155     $    1,604,003
  Short-term investments                                      11,496,765         10,273,108
  Accounts receivable, net                                     2,193,625            643,079
  Inventories                                                     11,434              9,508
  Other current assets                                           339,041            532,399
                                                          --------------     --------------
    Total current assets                                      18,081,020         13,062,097

Property and equipment, net                                    5,031,368          5,012,809

Other assets:
  Long-term investments                                                0          5,096,353
  Note receivable                                                975,000            975,000
  Other                                                          124,207            153,063
                                                          --------------     --------------
    Total other assets                                         1,099,207          6,224,416
                                                          --------------     --------------
    Total assets                                          $   24,211,595     $   24,299,322
                                                          ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $    1,061,115     $      586,920
  Accrued liabilities                                          1,618,857          1,123,476
  Unearned revenue                                                 1,038            251,192
                                                          --------------     --------------
    Total current liabilities                                  2,681,010          1,961,588

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000 shares authorized;
    no shares issued and outstanding                                   -                  -
  Common stock, $.001 par value, 18,750,000 shares authorized;
    7,952,221 and 7,945,203 shares issued at March 31, 1997
    and December 31, 1996, respectively                            7,952              7,945
  Additional paid-in capital                                  62,683,458         62,653,015
  Treasury stock, at cost (552,054 and 507,750 shares held at
    March 31, 1997 and December 31, 1996, respectively)       (2,186,908)        (2,021,669)
  Accumulated deficit                                        (38,973,917)       (38,301,557)
                                                          --------------     --------------
    Total stockholders' equity                                21,530,585         22,337,734
                                                          --------------     --------------
    Total liabilities and stockholders' equity            $   24,211,595     $   24,299,322
                                                          ==============     ==============

                           See accompanying notes.

                              CYTRX CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Three Month Period Ended March 31,
                                                    ----------------------------------
                                                           1997              1996
                                                    -------------     -------------
Revenues:
   Net sales                                        $   3,743,080     $     337,525
   Investment income                                      244,535           303,972
   Collaborative and grant income                          92,667                 0
   Other income                                            25,694            33,768
                                                    -------------     -------------
                                                        4,105,976           675,265

Expenses:
   Cost of sales                                        2,324,645           112,715
   Research and development                               777,564           987,219
   Selling, general and administrative                  1,676,127           887,270
                                                    -------------     -------------
                                                        4,778,336         1,987,204
                                                    -------------     -------------
Net loss                                            $    (672,360)    $  (1,311,939)
                                                    =============     =============
Net loss per share -- see Exhibit 11                $       (0.09)    $       (0.17)
                                                    =============     =============


                           See accompanying notes.

                              CYTRX CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                       Three Month Period Ended March 31,
                                                      ------------------------------------
                                                             1997              1996
                                                      ---------------   ---------------
Cash flows from operating activities:
   Net loss                                           $     (672,360)   $   (1,311,939)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation and amortization                          154,908           164,107
      Net change in assets and liabilities                  (610,836)         (814,581)
                                                       -------------    --------------
         Total adjustments                                  (455,928)         (650,474)
                                                       -------------    --------------
      Net cash used by operating activities               (1,128,288)       (1,962,413)

Cash flows from investing activities:
   Increase in short-term investments                     (1,223,657)      (11,658,456)
   Decrease in long-term investments                       5,096,353                 0
   Capital expenditures, net                                (173,467)          (68,065)
                                                       -------------    --------------
      Net cash provided (used) by investing activities     3,699,229       (11,726,521)

Cash flows from financing activities:
   Proceeds from issuance of common stock                     30,450            25,737
   Purchase of treasury stock                               (165,239)                -
                                                      --------------    --------------
      Net cash provided (used) by financing activities      (134,789)           25,737
                                                      --------------    --------------
Net increase (decrease) in cash and cash equivalents       2,436,152       (13,663,197)

Cash and cash equivalents at beginning of period           1,604,003        16,645,570
                                                      --------------    --------------
Cash and cash equivalents at end of perio             $    4,040,155    $    2,982,373
                                                      ==============    ==============



                           See accompanying notes.

                               CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)



1. DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

     CytRx Corporation's business strategy is to build shareholder value through the development and commercialization of high value human therapeutic products and the successful development and rollout of its promising subsidiary companies. CytRx's CRL-5861 is being developed to treat acute sickle cell crisis and other vascular diseases. Vaxcel, Inc. is developing the Optivax vaccine delivery system to enhance the effectiveness of vaccines. VetLife, Inc. markets and distributes products to enhance food animal growth. Proceutics, Inc. provides high quality preclinical development services to the pharmaceutical industry. Reference herein to "the Company" includes CytRx and its subsidiaries.

     The accompanying condensed consolidated financial statements at March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. All significant intercompany transactions have been eliminated. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1996.


2. INVENTORIES

     Inventories at March 31, 1997 and December 31, 1996 are comprised of the following:


                               March 31, 1997  December 31, 1996
                               --------------  -----------------
               Finished goods          $8,399             $6,144
               Raw materials            3,035              3,364
                               --------------  -----------------
                                      $11,434             $9,508
                               ==============  =================



3. REVERSE STOCK SPLIT

     All share and per share information in the accompanying condensed consolidated financial statements and notes thereto has been retroactively adjusted to reflect a one-for-four reverse stock split approved on February 5, 1996 by the Company's stockholders, effective February 6, 1996.


4. NET LOSS PER COMMON SHARE

     Net loss per common share is calculated in accordance with Accounting Principles Board Opinion No. 15, Earnings per Share, and is based on the weighted average number of common shares and common share equivalents outstanding during each period. Stock options and warrants outstanding are excluded from the computation of net loss per share since the effect is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 will not impact the Company's calculation of net loss per share for the three month periods ended March 31, 1997 and 1996.


5. POTENTIAL MERGER OF VAXCEL

     In December 1996 CytRx, Vaxcel and Zynaxis, Inc. ("Zynaxis") signed an agreement whereby Zynaxis will be merged with a wholly-owned subsidiary of Vaxcel. Zynaxis is a publicly-held biotechnology company engaged in the development of certain vaccine technologies. Under the terms of the agreement, all of the outstanding shares of Zynaxis will be converted into shares of Vaxcel based upon certain exchange ratios defined in the agreement. After closing, it is anticipated that CytRx will own approximately 87.5% of the outstanding common shares of Vaxcel, with the remaining 12.5% held by the former stockholders of Zynaxis. The merger will be treated as a purchase by Vaxcel and is expected to constitute a tax-free reorganization for Zynaxis stockholders.

     Pursuant to the agreement, CytRx will provide up to $2 million to Zynaxis under a secured credit facility bearing interest at prime plus 2% during the period prior to the closing of the merger, at which time the outstanding principal and interest will be contributed to the capital of Vaxcel, together with additional equity in the amount of $4 million less the outstanding principal and interest of the secured note. At March 31, 1997 the outstanding principal balance under this credit facility was $975,000 and during April 1997 CytRx advanced an additional $450,000 to Zynaxis.

     The proposed transaction is subject to the approval of the Zynaxis stockholders at a meeting to be held May 21, 1997.

6. ADOPTION OF SHAREHOLDER PROTECTION RIGHTS PLAN

     Effective April 16, 1997, the Company's Board of Directors declared a distribution of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on May 15, 1997 and for each share of Common Stock issued by the Company thereafter and prior to a Flip-in Date (as defined below). Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000th) of a share of Series A Junior Participating Preferred Stock, at an exercise price of $30. The Rights are generally not exercisable until 10 business days after an announcement by the Company that a person or group of affiliated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the Company's then outstanding shares of Common Stock (a "Flip-in Date").

     In the event the Rights become exercisable as a result of the acquisition of shares, each Right will enable the owner, other than the Acquiring Person, to purchase at the Right's then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, unless the Acquiring Person owns more than 50% of the outstanding shares of Common Stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person) at an exchange ratio of one share of Common Stock per Right. All Rights that are owned by any person on or after the date such person becomes an Acquiring Person will be null and void.

     The Rights have been distributed to protect the Company's stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirors.

Item 2. --     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




Financial Condition and Liquidity

     At March 31, 1997 the Company had cash and investments of $15.5 million and net assets of $21.5 million, compared to $17 million and $22.3 million, respectively, at December 31, 1996. Working capital totaled $15.4 million at March 31, 1997, compared to $11.1 million at December 31, 1996. Working capital at December 31, 1996 excludes $5.1 million of investments classified as non-current assets which mature in early 1998 that are included in working capital at March 31, 1997.

     Management believes that cash and investments on hand, combined with interest income and operating revenues, will be sufficient to satisfy the Company's liquidity and working capital needs for the next several years, but it is possible that additional funding may be required to accomplish the necessary testing and data collection procedures prescribed by the U.S. Food and Drug Administration for the commercialization of any products for human use. Definitive statements as to the time required and costs involved in reaching certain objectives for the Company's products are difficult to project due to the uncertainties of the medical research field. Requirements could vary depending upon the results of research, competitive and technological developments, and the time and expense required for governmental approval of products, some of which factors are beyond management's control.

     During 1996 the Company received federal government funding for certain research and development activities via several Small Business Innovative Research (SBIR) grants. The Company will continue to seek government assistance for its product development efforts as appropriate and available. Additional funding for research and development expenditures is expected to be obtained through joint ventures and product licensing arrangements with other companies. CytRx also anticipates that it may raise funds through equity financings of one or more of its subsidiaries, either directly by the subsidiary through issuance of the subsidiary's stock, or through sale by CytRx of a portion of its ownership in a subsidiary. These statements regarding the Company's plans for future financing are forward-looking statements that are subject to a number of risks and uncertainties. The Company's ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There can be no assurance that the Company will be able to obtain future financing from these sources.

     In December 1996 CytRx, Vaxcel and Zynaxis, Inc. signed an agreement to merge Zynaxis with a wholly-owned subsidiary of Vaxcel (see Note 5 to Financial Statements). The merger is subject to approval by the Zynaxis shareholders at a meeting to be held on May 21, 1997. Pursuant to the agreement, CytRx has committed to provide $4 million in equity funding to Vaxcel, less the outstanding principal and interest drawn on a $2 million secured credit facility by Zynaxis during the period prior to closing of the merger. Subsequent to the merger, CytRx will own approximately 87.5% of Vaxcel, with the remaining 12.5% held by the former Zynaxis shareholders. It is expected that the Vaxcel common stock will be publicly traded subsequent to the merger.

     During 1995 the Company formed a new subsidiary, Proceutics, Inc., to provide preclinical development services to the pharmaceutical industry. CytRx contributed existing property and staff resources to the venture, which commenced formal operations in January 1996. Although Proceutics continues to provide services to its affiliates, revenues derived from third party sources are contributing to the Company's consolidated liquidity and capital resources.

     In January 1996 VetLife signed an agreement with IVY Laboratories, Inc. to market and distribute IVY's line of FDA-approved cattle growth products and devices in North America beginning January 1, 1997. In September 1996 VetLife signed an agreement with Elanco Animal Health, a division of Eli Lilly and Company, whereby VetLife became the exclusive U.S. supplier of Elanco's Compudose cattle growth promotant products, effective October 1, 1996. Management expects that revenue generated from these arrangements will offset VetLife's product development efforts and will contribute to the Company's consolidated liquidity and capital resources.

     At December 31, 1996 the Company has net operating loss carryforwards for income tax purposes of approximately $37 million, which will expire at various dates through 2011 if not utilized. The Company also has research and development credits available to reduce income taxes, if any, of approximately $1.1 million. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history and lack of profitability, uncertainties of the commercial viability of the Company's technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Such valuation allowance had no impact on reported net losses.


Results of Operations

     The following table presents the breakdown of consolidated results of operations by operating unit for the three month periods ended March 31, 1997 and 1996. Although the subsequent discussion addresses the consolidated results of operations for CytRx together with its subsidiaries, management believes this presentation of net results by operating unit is important to an understanding of the consolidated financial statements taken as a whole.

                               Three Month Period Ended March 31,
                              ------------------------------------
                                     1997               1996
 (in thousands)               -----------------  -----------------
 CytRx                                   $(616)             $(361)
 Proceutics                                (87)              (409)
 Vaxcel                                   (343)              (296)
 VetLife                                   374               (246)
                              -----------------  -----------------
    Consolidated                         $(672)           $(1,312)
                              =================  =================



     Consolidated net sales for the three months ended March 31, 1997 were $3,743,000, as compared to $338,000 in 1996. The significant components of net sales are shown below.


                                      Three Month Period Ended March 31,
                                     ------------------------------------
                                           1997               1996
(in thousands)                       -----------------  -----------------
Product Sales (VetLife)                         $3,080               $  -
Product Sales (CytRx)                              128                123
Service Revenues (Proceutics)                      436                155
Service Revenues (CytRx)                            99                 60
                                     -----------------  -----------------
   Consolidated                                 $3,743               $338
                                     =================  =================


     Cost of sales were $2,325,000 (62% of net sales) during the first quarter of 1997 as compared to $113,000 (33% of net sales) in 1996. This increase is directly attributable to the sales activities of VetLife, which initiated sales and marketing activities during the fourth quarter of 1996, as well as an increased level of activity for Proceutics.

     Investment income was $244,000 during the first quarter of 1997 as compared to $304,000 for the same period in 1996, corresponding to reductions in cash and investment balances.

     Research and development expenditures were $778,000 during the first quarter of 1997 as compared to $987,000 for the same period in 1996. This decrease is due in part to staff reductions and other scale-backs in research and development activities by VetLife during 1996 as it shifted its primary focus to the start-up and pre-marketing activities of its Cattle Business Unit. Also contributing to the decrease is the broader base of selling and administrative activities in Proceutics and VetLife to which overall facilities costs and shared services are allocated, thereby reducing such allocations to research and development.

     Selling, general and administrative expenses during the first quarter of 1997 were $1,676,000 as compared to $887,000 in 1996. This increase is attributable to the initiation of selling activities for VetLife, together with the resulting increased allocation of overhead expenses as discussed above. Management believes that inflation had no material impact on the Company's operations during the three year period ended December 31, 1996.

Part II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits


        Exhibit
        Number   Description
        -------  -----------

        3(ii)    Bylaws of the Company

        4.1 Shareholder Protection Rights Agreement, dated as of April 16, 1997, between CytRx Corporation and American Stock Transfer & Trust Company, as Rights Agent *

        4.2 Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock of CytRx Corporation

        11       Statement re: computation of net loss per share

        27       Financial Data Schedule (for SEC use only).


        * Incorporated by reference from the Company's report on Form 8-K filed April 16, 1997


(b)     Reports on Form 8-K:  None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     CYTRX CORPORATION
                                                       (Registrant)


Date:  May 14, 1997                             By: /s/ Mark W. Reynolds
       ------------                                -------------------------
                                                       Mark W. Reynolds
                                                   Chief Financial Officer
                                                  (Chief Accounting Officer)