Form 10-Q
period 1997-06-30
CYTRX CORP
filed 1997-08-14
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________________

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


                                 (770) 368-9500
-------------------------------------------------------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      --   ---

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 11, 1997: 7,422,588.

                                CYTRX CORPORATION

                                    Form 10-Q




                                Table of Contents



                                                                                                             Page
                                                                                                             ----
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of June 30, 1997 (unaudited)
              and December 31, 1996                                                                            3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month and Six Month Periods Ended June 30, 1997 and 1996                                   4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
              Six Month Periods Ended June 30, 1997 and 1996                                                   5

              Notes to Condensed Consolidated Financial Statements                                             6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        8

PART II.      OTHER INFORMATION

   Item 2     Changes in Securities                                                                           12

   Item 4     Submission of Matters to a Vote of Security Holders                                             14

   Item 6     Exhibits and Reports on Form 8-K                                                                15

SIGNATURES                                                                                                    16


Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements



                              CYTRX CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 1997       December 31, 1996
                                                                     -------------       -----------------
                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $  4,761,957            $  1,604,003
     Short-term investments                                              8,393,008              10,273,108
     Accounts receivable, net                                            2,524,930                 643,079
     Inventories                                                            11,045                   9,508
     Other current assets                                                  167,932                 532,399
                                                                      ------------            ------------
        Total current assets                                            15,858,872              13,062,097

Property and equipment, net                                              4,949,497               5,012,809

Other assets:
     Long-term investments                                                      --               5,096,353
     Notes receivable                                                      632,786                 975,000
     Acquired developed technology, net                                  3,574,356                      --
     Other                                                                  59,901                 153,063
                                                                      ------------            ------------
        Total other assets                                               4,267,043               6,224,416
                                                                      ------------            ------------

        Total assets                                                  $ 25,075,412            $ 24,299,322
                                                                      ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $    941,437            $    586,920
     Accrued liabilities                                                 1,676,443               1,123,476
     Unearned revenue                                                       46,056                 251,192
                                                                      ------------            ------------
        Total current liabilities                                        2,663,936               1,961,588

Minority interest in Vaxcel, Inc.                                          735,685                      --

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000 shares authorized;
        no shares issued and outstanding                                        --                      --
     Common stock, $.001 par value, 18,750,000 shares authorized;
        7,966,274 and 7,945,203 shares issued at June 30, 1997
        and December 31, 1996, respectively                                  7,966                   7,945
     Additional paid-in capital                                         65,103,567              62,653,015
     Treasury stock, at cost (555,154 and 507,750 shares held at
        June 30, 1997 and December 31, 1996, respectively)              (2,198,533)             (2,021,669)
     Accumulated deficit                                               (41,237,209)            (38,301,557)
                                                                      ------------            ------------
        Total stockholders' equity                                      21,675,791              22,337,734
                                                                      ------------            ------------

        Total liabilities and stockholders' equity                    $ 25,075,412            $ 24,299,322
                                                                      ============            ============


                            See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Month Period Ended June 30,         Six Month Period Ended June 30,
                                                  ---------------------------------        --------------------------------
                                                     1997             1996                       1997             1996
                                                  ------------    -----------------        ------------    ----------------
Revenues:
     Net sales                                    $  3,322,250    $    479,894             $  7,065,330    $    817,419
     Investment income, net                            220,024         316,595                  464,559         620,567
     License fees                                           --          50,000                       --          50,000
     Collaborative and grant income                     13,322              --                  105,989              --
     Other                                              27,129          15,667                   52,823          33,452
                                                  ------------    ------------             ------------    ------------
                                                     3,582,725         862,156                7,688,701       1,521,438

Expenses:
     Cost of sales                                   2,433,967         367,637                4,758,612         480,352
     Research and development                          909,526         553,357                1,687,090       1,540,576
     Selling, general and administrative             1,676,791       1,086,541                3,352,918       1,957,828
     Acquired research and development                 951,017              --                  951,017              --
                                                  ------------    ------------             ------------    ------------
                                                     5,971,301       2,007,535               10,749,637       3,978,756
                                                  ------------    ------------             ------------    ------------

Net loss before minority interest                   (2,388,576)     (1,145,379)              (3,060,936)     (2,457,318)

Minority interest                                     (125,284)             --                 (125,284)             --
                                                  ------------    ------------             ------------    ------------

Net loss                                          $ (2,263,292)   $ (1,145,379)            $ (2,935,652)   $ (2,457,318)
                                                  ============    ============             ============    ============

Net loss per share (see Exhibit 11)               $      (0.31)   $      (0.15)            $      (0.40)   $      (0.31)
                                                  ============    ============             ============    ============

                             See acompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Month Period Ended June 30,
                                                                            -------------------------------------
                                                                                 1997                   1996
                                                                            -------------            ------------
Cash flows from operating activities:
       Net loss                                                             $ (2,935,652)            $ (2,457,318)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                                        324,659                  252,364
            Charge for acquired research and development                         951,017                       --
            Minority interest in net loss                                       (125,284)                      --
            Net change in assets and liabilities                                (503,450)                (691,458)
                                                                            ------------             ------------
                  Total adjustments                                              646,942                 (439,094)
                                                                            ------------             ------------
            Net cash used by operating activities                             (2,288,710)              (2,896,412)

Cash flows from investing activities:
       (Increase) decrease in short-term investments                           1,880,100              (11,181,158)
       Decrease in long-term investments                                       5,096,353                       --
       Capital expenditures, net                                                (201,332)                (123,274)
       Net cash paid for acquisition                                          (1,239,355)                      --
                                                                            ------------             ------------
            Net cash provided (used) by investing activities                   5,535,766              (11,304,432)

Cash flows from financing activities:
       Net proceeds from issuance of common stock                                 87,762                   70,160
       Purchase of treasury stock                                               (176,864)                 (40,001)
                                                                            ------------             ------------
            Net cash provided (used) by financing activities                     (89,102)                  30,159
                                                                            ------------             ------------

Net increase (decrease) in cash and cash equivalents                           3,157,954              (14,170,685)

Cash and cash equivalents at beginning of period                               1,604,003               16,645,570
                                                                            ------------             ------------

Cash and cash equivalents at end of period                                  $  4,761,957             $  2,474,885
                                                                            ============             ============


                                CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)



1.       DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

         CytRx Corporation's business strategy is to build shareholder value through the development and commercialization of high value human therapeutic products and the successful development and rollout of its promising subsidiary companies. CytRx's Flocor (CRL-5861) is being developed to treat acute sickle cell crisis and other vascular diseases. Vaxcel, Inc. is developing the Optivax(R) vaccine delivery system to enhance the effectiveness of vaccines. VetLife, Inc. markets and distributes products to enhance food animal growth. Proceutics, Inc. provides high quality preclinical development services to the pharmaceutical industry. References herein to "the Company" include CytRx and its subsidiaries.

         The accompanying condensed consolidated financial statements at June 30, 1997 and for the three month and six month periods ended June 30, 1997 and 1996 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. All significant intercompany transactions have been eliminated. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1996.


2.       INVENTORIES

         Inventories at June 30, 1997 and December 31, 1996 are comprised of the following:


                                                June 30, 1997                December 31, 1996
                                                -------------                -----------------
         Finished goods                             $ 8,009                        $ 6,144
         Raw materials                                3,036                          3,364
                                                    -------                        -------
                                                    $11,045                        $ 9,508
                                                    =======                        =======


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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 will not impact the Company's calculation of net loss per share for the three month or six month periods ended June 30, 1997 and 1996.


5.       ACQUISITION OF ZYNAXIS, INC.

         In December 1996 CytRx, Vaxcel and Zynaxis, Inc. ("Zynaxis") signed an agreement whereby Zynaxis would be merged with a wholly-owned subsidiary of Vaxcel. At that time Zynaxis was a publicly-held biotechnology company engaged in the development of certain vaccine technologies. The transaction was approved by the Zynaxis stockholders at a meeting held on May 21, 1997 and was consummated as of that date.

         Under the terms of the agreement all of the outstanding shares of Zynaxis were converted into shares of Vaxcel based upon certain exchange ratios defined in the agreement, resulting in the issuance of an aggregate of 12.5% of the outstanding (post-merger) shares of Vaxcel common stock at the date of closing. The merger was treated as a purchase by Vaxcel and constitutes a tax-free reorganization for Zynaxis stockholders.

         Pursuant to the agreement, CytRx was to provide up to $2 million to Zynaxis under a secured credit facility during the period prior to closing of the merger, at which time the outstanding principal and interest was to be contributed to the capital of Vaxcel, together with additional equity in the amount of $4 million less the outstanding principal and interest of the secured note. At the time of closing the outstanding principal and interest of the secured note to Zynaxis was approximately $1.7 million, resulting in a net cash infusion to Vaxcel of approximately $2.3 million.

         Of the $4,551,000 excess purchase price over the estimated fair value of the net assets acquired from Zynaxis, $3,600,000 has been recorded as an intangible asset (Acquired

Technology) and is being amortized over 15 years. The remaining $951,000 has been recorded as a charge for acquired research and development in the accompanying statement of operations.

         The following table presents unaudited pro forma operating results for the six months ended June 30, 1997 and 1996, as if the acquisition of Zynaxis had occurred on January 1 of each period.


                                                                1997                      1996
                                                                ----                      ----
         Revenues                                             $ 8,467,000             $ 2,341,000
         Net loss before minority interest                     (2,432,000)             (4,969,000)
         Minority interest                                       (129,000)               (378,000)
         Net loss                                             $(2,303,000)            $(4,591,000)
         Net loss per share                                   $      (.31)            $      (.58)


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

Item 2. --        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

         At June 30, 1997 the Company had cash and investments of $13.2 million and net assets of $21.7 million, compared to $17 million and $22.3 million, respectively, at December 31, 1996. Working capital totaled $13.2 million at June 30, 1997, compared to $11.1 million at December 31, 1996. Working capital at December 31, 1996 excludes $5.1 million of investments classified as non-current assets which mature in early 1998 that are included in working capital at June 30, 1997.

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

         During 1996 and 1997 the Company received federal government funding for certain research and development activities via several Small Business Innovative Research (SBIR) grants. The Company will continue to seek government assistance for its product development efforts as appropriate and available. Additional funding for research and development expenditures is expected to be obtained through joint ventures and product licensing arrangements with other companies. CytRx also anticipates that it may raise funds through equity financings of one or more of its subsidiaries, either directly by the subsidiary through issuance of the subsidiary's stock, or through sale by CytRx of a portion of its ownership in a subsidiary. These statements regarding the Company's plans for future financing are forward-looking statements that are subject to a number of risks and uncertainties. The Company's ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There can be no assurance that the Company will be able to obtain future financing from these sources.

         Effective May 21, 1997 CytRx's then wholly-owned subsidiary, Vaxcel, merged with Zynaxis, a publicly-held biotechnology company (see Note 5 to Financial Statements). Pursuant to the merger agreement, CytRx provided $4 million in equity funding to Vaxcel, less the outstanding principal and interest drawn on a $2 million secured credit facility by Zynaxis during the period prior to closing of the merger. Subsequent to the merger, CytRx owns approximately 87.5% of Vaxcel, with the remaining 12.5% held by the former Zynaxis shareholders.

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

         In January 1996 VetLife signed an agreement with IVY Laboratories, Inc. to market and distribute IVY's line of FDA-approved cattle growth products and devices in North America beginning January 1, 1997. In September 1996 VetLife signed an agreement with Elanco Animal Health, a division of Eli Lilly and Company, whereby VetLife became the exclusive U.S. supplier of Elanco's Compudose cattle growth promotant products, effective October 1, 1996. Revenue generated from these arrangements are offsetting VetLife's product development efforts and contributing to the Company's consolidated liquidity and capital resources.

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


Results of Operations

         The following table presents the breakdown of consolidated results of operations by operating unit for the three month and six month periods ended June 30, 1997 and 1996. Although the subsequent discussion addresses the consolidated results of operations for CytRx together with its subsidiaries, management believes this presentation of net results by operating unit is important to an understanding of the consolidated financial statements taken as a whole.


                                     Three Months Ended June 30,            Six Months Ended June 30,
                                    ----------------------------          --------------------------
(in thousands)                          1997             1996                  1997             1996
                                        ----             ----                  ----             ----
CytRx                                 $  (876)         $  (581)             $(1,497)        $  (960)
Proceutics                               (219)            (176)                (305)           (580)
Vaxcel                                 (1,319)            (220)              (1,662)           (513)
Vetlife                                   207             (149)                 581            (330)
Consolidation Adjustments                 (56)             (19)                 (53)            (74)
                                      -------          -------              -------         -------
     Consolidated                     $(2,263)         $(1,145)             $(2,936)        $(2,457)
                                      =======          =======              =======         =======

         Consolidated net sales for the three month and six month periods ended June 30, 1997 were $3,322,000 and $7,065,000, respectively, as compared to $480,000 and $817,000, respectively, in 1996. The significant components of net sales are shown below.


                                      Three Months Ended June 30,           Six Months Ended June 30,
                                     ----------------------------           -------------------------
(in thousands)                           1997               1996              1997             1996
                                         ----               ----              ----             ----
Product Sales (VetLife)               $ 2,714            $    --            $ 5,794          $    --
Product Sales (CytRx)                     106                105                234              228
Services (Proceutics) *                   385                280                821              435
Services (CytRx)                          117                 95                216              154
                                      -------            -------            -------          -------
     Consolidated                     $ 3,322            $   480            $ 7,065          $   817
                                      =======            =======            =======          =======

* excludes affiliate sales

         Cost of sales were $2,434,000 (73% of net sales) during the second quarter of 1997 as compared to $368,000 (77% of net sales) in 1996. For the six month period ended June 30 cost of sales were $4,759,000 (67% of net sales) in 1997 versus $480,000 (59% of net sales) in 1996. This increase in cost of sales is directly attributable to the sales activities of VetLife, which initiated sales and marketing activities during the fourth quarter of 1996, as well as increasing third party sales for Proceutics.

         Investment income was $220,000 and $465,000 during the three month and six month periods ended June 30, 1997 as compared to $317,000 and $621,000 for the same periods in 1996, corresponding to reductions in cash and investment balances.

         Research and development expenditures for the three month period ended June 30, 1997 were $910,000 as compared to $553,000 in 1996. For the six month period research and development expenditures totalled $1,687,000 as compared to $1,541,000 in 1996. Contributing to the increase for 1997 was the initiation in April 1997 of a human clinical trial to evaluate Flocor (CRL-5861) in sickle cell patients suffering acute vaso-occlusive crises. In connection with Vaxcel's acquisition of Zynaxis, the Company recorded a non-recurring charge of $951,000 for acquired research and development. This charge is reported as a separate line item on the accompanying Statement of Operations.

         Selling, general and administrative expenses for the three month period ended June 30, 1997 were $1,677,000 as compared to $1,087,000 in 1996. For the six month period selling, general and administrative expenses totalled $3,353,000 as compared to $1,958,000 in 1996.

This increase is primarily attributable to the initiation of selling activities for VetLife. Management believes that inflation had no material impact on the Company's operations during the three year period ended December 31, 1996.


PART II -- OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES

         As reported on the Company's report on Form 8-K filed April 17, 1997, on April 16, 1997, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Company. The dividend was payable on May 15, 1997, (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000th) of a share of Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company, at a price of $30 per one ten-thousandth of a Preferred Share (the "Exercise Price"), subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, as the same may be amended from time to time (the "Rights Agreement"), dated as of April 16, 1997 between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent").

         Until the date on which certain events take place (the "Separation Time"), the Rights will be evidenced by, with respect to any Common Share certificate outstanding on the Record Date, such Common Share and a Summary of Rights mailed to each holder of record on the Record Date. The term "Separation Time" means the close of business on the earlier of (a) the tenth business day (or such earlier or later date as may be determined by the Board of Directors of the Company) following a public announcement by the Company that a person or group of affliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding Common Shares (collectively, an "Acquiring Person") (the "Flip-in Date") or (b) the tenth business day (or such later date as may be determined by the Board of Directors of the Company) after the date on which any person or group of affiliated or associated persons commences a tender or exchange offer the consummation of which would result in the beneficial ownership by such Person of 15% or more of such outstanding Common Shares.

         The Rights Agreement provides that, until the Separation Time, the Rights will be transferred with and only with the Common Shares. Until the Separation Time (or the earlier temination or expiration of the Rights), new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Separation Time (or the earlier termination or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Separation Time, separate certificates evidencing the Rights (the "Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Separation Time, and such separate Right Certificates alone will evidence the Rights.

         The Rights are not exercisable until the Separation Time. After the Separation Time and prior to the Expiration Time, each Right (unless previously terminated) will entitle the holder to purchase, for the Exercise Price, one ten-thousandth of a share of the Preferred Shares having the rights described below. The Rights will expire on the Expiration Time, unless the Expiration Time is extended, or the Rights are earlier terminated by the Company. The term "Expiration Time" is defined in the Rights Agreement and generally means April 16, 2007, unless the Rights are sooner exchanged or terminated.

         The Exercise Price payable, and the number of outstanding Rights and the number of one ten-thousandth interests in Preferred Shares issuable upon exercise of each Right, are subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Separation Time.

         If prior to the Separation Time, the Company distributes securities or assets in exchange for Common Shares (other than regular cash dividends or a dividend payable solely in Common Shares) whether by dividend, reclassification or otherwise, the Company shall make such adjustments, if any, in the Exercise Price, the number of Rights and otherwise as the Board of Directors deems appropriate.

         At a Flip-in Date, Rights owned by the Acquiring Person or any affiliate or associate thereof or any transferee thereof will automatically become void and, subject to the Exchange Option summarized below, each Right will automatically become a right to buy, for the Exercise Price, that number of Common Shares or, at the option of the Board of Directors, Preferred Shares designed to have economic and voting terms similar to the Common Shares, in either case, having a market value of twice the Exercise Price. If any person or group acquires beneficial ownership of 15% or more of the outstanding Common Shares without any intent to acquire or affect control of the Company, that acquisition will not result in a Flip-in Date if such acquiror immediately enters into an irrevocable commitment to promptly divest, and thereafter promptly divests, sufficient Common Shares such that 15% or greater beneficial ownership ceases. After a Flip-in Date occurs, the Company may not consolidate or merge with, or sell 50% or more of its assets or earning power to, any person, if the Company's Board of Directors is controlled by the Acquiring Person, unless proper provision is made so that each Right would thereafter become a right to buy, for the Exercise Price, that number of shares of common stock of such other person having a market value of twice the Exercise Price.

         At any time after a Flip-in Date occurs and prior to the time a person or group of persons become the beneficial owner of more than 50% of the oustanding Common Shares, the Board of Directors of the Company may elect to exchange all of the outstanding Rights (other than Rights owned by such person or group which have become void), for Common Shares at an exhange ratio (subject to adjustment) of one Common Share per Right (the "Exchange Option").

         At any time prior to a Flip-in Date, the Board of Directors of the Company may terminate the Rights. Immediately upon any termination of the Rights, the right to exercise the Rights will terminate.

         The Company and the Rights Agent may amend the Rights Agreement in any respect prior to the occurrence of a Flip-in Date. Therafter, the Company and the Rights Agent may amend the Rights Agreement in any respect which shall not materially adversely affect the interests of holders of Rights generally or to cure an ambiguity or to correct or supplement any provision which may be inconsistent with any other provision or otherwise defective.

         Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 26, 1997, the following members were elected to the Board of Directors:

                                                         Votes For            Votes Withheld
                                                         ---------            --------------
         Jack L. Bowman                                  6,617,285                399,177
         Raymond C. Carnahan Jr.                         6,621,450                395,012
         Max Link                                        6,623,175                393,287
         Jack J. Luchese                                 6,619,300                397,162
         Herbert H. McDade                               6,622,450                394,012

The following proposals were submitted to the Company's Stockholders for approval:

                                                                                                   Votes Abstained/
                                                             Votes For         Votes Against           Not Voted
                                                             ---------         -------------        ---------------
Amendment of the Company's ByLaws
to classify the Board of Directors into
three classes, each of which shall contain
an equal number of directors to the extent
possible, with directors in each class to be
elected to three-year terms.                                  2,141,439          1,268,897             3,606,126

Amendment of the Company's Certificate
of Incorporation to provide that stockholder
action by written consent without a meeting
must be taken by the holders of at least 80%
of the Company's outstanding shares of
Common Stock.                                                 2,092,456          1,313,915             3,610,091

Amendment of the Company's Certificate
of Incorporation to increase the Company's authorized capital stock to 25,000,000 shares of Common Stock, par value $.001 per share,
and 1,000,000 shares of Preferred Stock, par
value $.01 per share.                                         2,109,067          1,309,916             3,597,479

Ratification of appointment of Ernst & Young
LLP as independent auditors for the fiscal year
ending December 31, 1997.                                     6,372,788            588,388                55,286

The nominees for election as directors were all elected. The proposals to amend the Company's Bylaws to classify the Board of Directors and to ratify the selection of the Company's auditors received more than the number of votes required for their approval, and were adopted. The proposals to amend the Company's Certificate of Incorporation to provide for a higher vote for stockholder action taken without a meeting and to increase the Company's authorized capital stock received fewer than the number of votes required for their approval, and were not adopted.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


       Exhibit
       Number              Description
       -------             -----------


         3          Registrant's Bylaws, as amended (included as Exhibit
                    4.2 to the Registrant's registration statement on Form S-8 filed July 21, 1997 (registration no. 31717) and incorporated herein by reference).

         10.1*      Amendment No. 1 to 1995 Employment Agreement by and between
                    CytRx Corporation and Jack J. Luchese

         10.2* Change in Control Employment Agreement dated April 16, 1997 by and between CytRx Corporation and Jack J. Luchese

         10.3*      CytRx Corporation 1994 Stock Option Plan Amended and
                    Restated as of April 16, 1997

         11         Statement re: computation of net loss per share

         27         Financial Data Schedule (for SEC use only)


         * Indicates a management contract or compensating plan or arrangement.

(b)       Reports on Form 8-K

          On April 17, 1997, the Registrant filed a Current Report on Form 8-K reporting the adoption of a Shareholder Protection Rights Plan by its Board of Directors, effective April 16, 1997.

          On June 3,1997, the Registrant filed a Current Report on Form 8-K reporting the merger of its wholly-owned subsidiary, Vaxcel, Inc., with Zynaxis, Inc. on May 21, 1997. On July 21, 1997 the Registrant file Amendment No. 1 to the Form 8-K filed on June 3, 1997 in order to provide the historical financial statements of Zynaxis, Inc. required under Rule 3-05 of Regulation S-X and the pro forma financial information required under Article 11 of Regulation S-X.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CYTRX CORPORATION
                                                       (Registrant)


Date:    August 14, 1997                      By:      /s/ Mark W. Reynolds
         ---------------                          ------------------------------
                                                        Mark W. Reynolds
                                                     Chief Financial Officer
                                                    (Chief Accounting Officer
                                                  and a duly authorized officer)