Form 10-Q
period 1997-09-30
CYTRX CORP
filed 1997-11-13
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-15327


                                CYTRX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                58-1642740
--------------------------------------------------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)


154 Technology Parkway, Norcross, Georgia                        30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (770) 368-9500
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____


Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 6, 1997: 7,431,287.

                                CYTRX CORPORATION

                                    Form 10-Q



                                Table of Contents

                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION

  Item 1 Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1997 (unaudited)
         and December 31, 1996                                                                 3

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Month and Nine Month Periods Ended September 30, 1997 and 1996                  4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the
         Nine Month Periods Ended September 30, 1997 and 1996                                  5

         Notes to Condensed Consolidated Financial Statements                                  6

  Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                             9

PART II. OTHER INFORMATION

  Item 2 Changes in Securities and Use of Proceeds                                            12

  Item 6 Exhibits and Reports on Form 8-K                                                     13

SIGNATURES                                                                                    13

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                              CYTRX CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 1997        December 31, 1996
                                                                        ------------------        -----------------
ASSETS                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                            $  6,195,526               $  1,604,003
     Short-term investments                                                  5,906,341                 10,273,108
     Accounts receivable, net                                                2,687,381                    643,079
     Inventories                                                                10,293                      9,508
     Deposits on inventory pursuant to purchase commitments                    498,156                          -
     Other current assets                                                      166,149                    532,399
                                                                          ------------               ------------
         Total current assets                                               15,463,846                 13,062,097

Property and equipment, net                                                  4,799,165                  5,012,809

Other assets:
     Long-term investments                                                           -                  5,096,353
     Notes receivable                                                          632,786                    975,000
     Acquired developed technology, net                                      3,514,356                          -
     Other                                                                      64,485                    153,063
                                                                          ------------               ------------
         Total other assets                                                  4,211,627                  6,224,416
                                                                          ------------               ------------

         Total assets                                                     $ 24,474,638               $ 24,299,322
                                                                          ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $  1,000,474               $    586,920
     Accrued liabilities                                                     2,275,113                  1,123,476
     Unearned revenue                                                          124,933                    251,192
                                                                          ------------               ------------
         Total current liabilities                                           3,400,520                  1,961,588

Minority interest in Vaxcel, Inc.                                              668,828                          -

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000 shares authorized;
         no shares issued and outstanding                                            -                          -
     Common stock, $.001 par value, 18,750,000 shares authorized;
         7,977,742 and 7,945,203 shares issued at September 30, 1997
         and December 31, 1996, respectively                                     7,978                      7,945
     Additional paid-in capital                                             65,132,065                 62,653,015
     Treasury stock, at cost (555,154 and 507,750 shares held at
         September 30, 1997 and December 31, 1996, respectively)            (2,198,533)                (2,021,669)
     Accumulated deficit                                                   (42,536,220)               (38,301,557)
                                                                          ------------               ------------
         Total stockholders' equity                                         20,405,290                 22,337,734
                                                                          ------------               ------------

         Total liabilities and stockholders' equity                       $ 24,474,638               $ 24,299,322
                                                                          ============               ============



                            See accompanying notes.

                              CYTRX CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                           Three Month Period Ended September 30,          Nine Month Period Ended September 30,
                                           --------------------------------------          -------------------------------------

                                                  1997              1996                          1997                1996
                                              -----------       -----------                    -----------        -----------
Revenues:
     Net sales                                $ 4,665,551       $    787,389                   $ 13,020,411       $ 1,604,808
     Investment income, net                       177,064            279,585                        641,623           900,152
     License fees                                       -                  -                              -            50,000
     Collaborative and grant income               198,950                  -                        304,939                 -
     Other                                         21,416             51,420                         74,239            84,872
                                              -----------       ------------                   ------------       -----------
                                                5,062,981          1,118,394                     14,041,212         2,639,832

Expenses:
     Cost of sales                              2,343,690            699,464                      7,102,302         1,179,816
     Research and development                   1,312,069            505,669                      2,999,159         2,046,245
     Selling, general and administrative        2,773,090          1,033,425                      7,415,538         2,991,253
     Acquired research and development                  -                  -                        951,017                 -
                                              -----------       ------------                   ------------       -----------
                                                6,428,849          2,238,558                     18,468,016         6,217,314
                                              -----------       ------------                   ------------       -----------

Net loss before minority interest              (1,365,868)        (1,120,164)                    (4,426,804)       (3,577,482)

Minority interest                                 (66,857)                 -                       (192,141)                -
                                              -----------       ------------                   ------------       -----------

Net loss                                      $(1,299,011)      $ (1,120,164)                  $ (4,234,663)      $(3,577,482)
                                              ===========       ============                   ============       ===========

Net loss per share (see Exhibit 11)           $     (0.18)      $      (0.15)                  $      (0.57)      $     (0.46)
                                              ===========       ============                   ============       ===========



                            See accompanying notes.

                           CYTRX CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                                          Nine Month Period Ended September 30,
                                                                              1997               1996
                                                                          ------------       -------------
Cash flows from operating activities:
       Net loss                                                           ($ 4,234,663)      ($ 3,577,482)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                                      522,454            378,546
            Charge for acquired research and development                       951,017                  -
            Minority interest in net loss                                     (192,141)                 -
            Net change in assets and liabilities                              (429,522)        (1,075,728)
                                                                          ------------       ------------
                 Total adjustments                                             851,808           (697,182)
                                                                          ------------       ------------
            Net cash used by operating activities                           (3,382,855)        (4,274,664)

Cash flows from investing activities:
       (Increase) decrease in short-term investments                         4,366,767        (10,014,275)
       Decrease in long-term investments                                     5,096,353                  -
       Capital expenditures, net                                              (188,795)          (310,230)
       Net cash paid for acquisition                                        (1,239,355)                 -
                                                                          ------------       ------------
            Net cash provided (used) by investing activities                 8,034,970        (10,324,505)

Cash flows from financing activities:
       Net proceeds from issuance of common stock                              116,272            108,135
       Purchase of treasury stock                                             (176,864)        (1,192,207)
                                                                          ------------       ------------
            Net cash used by financing activities                              (60,592)        (1,084,072)
                                                                          ------------       ------------

Net increase (decrease) in cash and cash equivalents                         4,591,523        (15,683,241)

Cash and cash equivalents at beginning of period                             1,604,003         16,645,570
                                                                          ------------       ------------

Cash and cash equivalents at end of period                                $  6,195,526       $    962,329
                                                                          ============       ============


                            See accompanying notes.

                                CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)



1.       DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

         CytRx Corporation's business strategy is to build shareholder value through the development and commercialization of high value human therapeutic products and the successful development and rollout of its promising subsidiary companies. CytRx's FLOCOR(TM) (CRL-5861) is being developed to treat acute sickle cell crisis and other vascular diseases. Vaxcel, Inc. is developing the Optivax(R) vaccine delivery system to enhance the effectiveness of vaccines. VetLife, Inc. markets and distributes products to enhance food animal growth. Proceutics, Inc. provides high quality preclinical development services to the pharmaceutical industry. References herein to "the Company" include CytRx and its subsidiaries.

         The accompanying condensed consolidated financial statements at September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. All significant intercompany transactions have been eliminated. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1996.


2.       INVENTORIES

         Inventories at September 30, 1997 and December 31, 1996 are comprised of the following:

                                September 30, 1997              December 31, 1996
                                ------------------              -----------------
         Finished goods              $  7,258                        $ 6,144
         Raw materials                  3,035                          3,364
                                     --------                        -------
                                     $ 10,293                        $ 9,508
                                     ========                        =======

3.       NET LOSS PER COMMON SHARE

         Net loss per common share is calculated in accordance with Accounting Principles Board Opinion No. 15, Earnings per Share, and is based on the weighted average number of common shares and common share equivalents outstanding during each period. Stock options and warrants outstanding are excluded from the computation of net loss per share since the effect is antidilutive.

4.    NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 will not impact the Company's calculation of net loss per share for the three month or nine month periods ended September 30, 1997 and 1996.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted December 31, 1997. The Statement establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of Statement No. 130 will not impact the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted December 31, 1997. The adoption of Statement No. 131 will not impact any disclosures made for the three month or nine month periods ended September 30, 1997 and 1996.

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

         Of the $4,551,000 excess purchase price over the estimated fair value of the net assets acquired from Zynaxis, $3,600,000 has been recorded as an intangible asset (Acquired Developed Technology) and is being amortized over 15 years. The remaining $951,000 has been recorded as a charge for acquired research and development in the accompanying statement of operations.

         The following table presents unaudited pro forma operating results for the nine months ended September 30, 1997 and 1996, as if the acquisition of Zynaxis had occurred on January 1 of each period.

                                           1997               1996
                                       ------------       -----------
    Revenues                           $ 14,869,000       $ 3,648,000
    Net loss before minority interest    (3,798,000)       (6,220,000)
    Minority interest                      (196,000)         (427,000)
    Net loss                           $ (3,602,000)      $(5,793,000)
    Net loss per share                 $       (.49)      $      (.74)



6.       SUBSEQUENT EVENT

         On October 22, 1997, the Company privately placed (the "Note Sale") with certain investors (the "Investors") $2,000,000 of convertible notes (the "Debentures"). The Debentures may be converted into CytRx Common Stock on and after December 21, 1997 at a price of the lesser of 85% of the average closing bid price for the 10 days preceding the conversion, or $5.68 per share (the "Conversion Price"). The debentures were sold at par and bear interest at a rate of 6% per annum. Also in connection with the Note Sale, the Investors were issued two year warrants to purchase 40,000 shares of CytRx Common Stock at an exercise price of $5.68. The terms of the Debentures grant CytRx the right to redeem the Debentures at 110% of par if the Conversion Price falls below $4.

         In addition, CytRx has the option, subject to certain conditions, to sell to the Investors an additional $2,000,000 in value of the Debentures. Also in connection with the Note Sale, CytRx agreed to file a registration statement in connection with the shares of CytRx Common Stock into which the Debentures are convertible (the "Securities"), and to keep such registration statement effective until October 22, 1999 (or such earlier date when the holders of the Securities are able to sell all such securities immediately without restriction pursuant to Rule 144(k) under the Securities Act of 1933 or any successor rule thereunder or otherwise).

Item 2. --        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

         At September 30, 1997 the Company had cash and investments of $12.1 million and net assets of $20.4 million, compared to $17.0 million and $22.3 million, respectively, at December 31, 1996. Working capital totaled $12.1 million at September 30, 1997, compared to $11.1 million at December 31, 1996. Working capital at December 31, 1996 excludes $5.1 million of investments classified as non-current assets which mature in early 1998 that are included in working capital at September 30, 1997.

         Effective May 21, 1997 CytRx's then wholly-owned subsidiary, Vaxcel, merged with Zynaxis, a publicly-held biotechnology company (see Note 5 to Financial Statements). Pursuant to the merger agreement, CytRx provided $4 million in equity funding to Vaxcel, less the outstanding principal and interest drawn on a $2 million secured credit facility by Zynaxis during the period prior to closing of the merger. Subsequent to the merger, CytRx owns approximately 87.5% of Vaxcel, with the remaining 12.5% having been issued to the former Zynaxis shareholders.

         During 1996 and 1997 the Company received federal government funding for certain research and development activities via several Small Business Innovative Research (SBIR) grants. Most recently, the Company received a grant from the U.S. Food and Drug Administration Division of Orphan Drug Development to support CytRx's upcoming study of FLOCOR(TM). This grant will provide approximately $400,000 over two years to help defray the overall costs of the study. The Company intends to continue to seek government assistance for its product development efforts as appropriate and available. Additional funding for research and development expenditures is expected to be obtained through joint ventures and product licensing arrangements with other companies.

         During October 1997, CytRx sold $2.0 million of convertible notes through a private placement, realizing approximately $1.8 million in net proceeds. (See Note 6 to Financial Statements.) CytRx also has the option to sell an additional $2.0 million to the same investors under certain conditions. CytRx also anticipates that it may raise funds through equity financings of one or more of its subsidiaries, either directly by the subsidiary through issuance of the subsidiary's stock, or through sale by CytRx of all, or a portion, of its ownership in a subsidiary.

         The above statements regarding the Company's plans and expectations for future financing are forward-looking statements that are subject to a number of risks and uncertainties. The Company's ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There can be no assurance that the Company will be able to obtain future financing from these sources.

         At December 31, 1996 the Company had net operating loss carryforwards for income tax purposes of approximately $37 million, which will expire at various dates through 2011 if not utilized. The Company also has research and development credits available to reduce income taxes, if any, of approximately $1.1 million. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history and lack of profitability, uncertainties of the commercial viability of the Company's technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Such valuation allowance had no impact on reported net losses.

         Management believes that cash and investments on hand, combined with interest income and operating revenues, are sufficient to satisfy the Company's current liquidity and working capital needs, but it is likely that additional funding may be required to accomplish the necessary testing and data collection procedures prescribed by the U.S. Food and Drug Administration for the commercialization of any products for human use. Definitive statements as to the time required and costs involved in reaching certain objectives for the Company's products are difficult to project due to the uncertainties of the medical research field. Requirements could vary depending upon the results of research, competitive and technological developments, and the time and expense required for governmental approval of products, some of which factors are beyond management's control.

Results of Operations

         The following table presents the breakdown of consolidated results of operations by operating unit for the three month and nine month periods ended September 30, 1997 and 1996. Although the subsequent discussion addresses the consolidated results of operations for CytRx together with its subsidiaries, management believes this presentation of net results by operating unit is important to an understanding of the consolidated financial statements taken as a whole.

                          Three Months Ended September 30,        Nine Months Ended September 30,
                          --------------------------------        -------------------------------
(in thousands)                    1997         1996                     1997          1996
                                  ----         ----                     ----          ----
CytRx                          $(1,502)      $  (515)                $(2,998)      $(1,475)
Proceutics                          25          (142)                   (280)         (722)
Vaxcel                            (535)         (258)                 (2,197)         (770)
Vetlife                            449          (266)                   1029          (596)
Consolidation Adjustments          264            61                     211           (14)
                               -------       -------                 -------       -------
     Consolidated              $(1,299)      $(1,120)                $(4,235)      $(3,577)
                               =======       =======                 =======       =======

         Consolidated net sales for the three month and nine month periods ended September 30, 1997 were $4,666,000 and $13,020,000, respectively, as compared to $787,000 and $1,605,000, respectively, in 1996. The increase in net sales was due primarily to the initiation of sales and marketing activities by Vetlife during the fourth quarter of 1996. The significant components of net sales are shown below.

                          Three Months Ended September 30,       Nine Months Ended September 30,
                          --------------------------------       -------------------------------
(in thousands)                    1997          1996                    1997          1996
                                  ----          ----                    ----          ----
Product Sales (VetLife)        $ 3,852       $    --                 $10,935       $    --
Product Sales (CytRx)              129           174                     363           402
Services (Proceutics) *            560           508                   1,380           943
Services (CytRx)                   125           105                     342           260
                               -------       -------                 -------       -------
     Consolidated              $ 4,666       $   787                 $13,020       $ 1,605
                               =======       =======                 =======       =======

* excludes affiliate sales

         Cost of sales were $2,344,000 (50% of net sales) during the third quarter of 1997 as compared to $699,000 (89% of net sales) in 1996. For the nine month period ended September 30 cost of sales were $7,102,000 (55% of net sales) in 1997 versus $1,180,000 (74% of net sales) in 1996. This increase in cost of sales is directly attributable to the sales activities of VetLife, which initiated sales and marketing activities during the fourth quarter of 1996, as well as increasing third party sales for Proceutics. Cost of sales as a percentage of net sales fluctuates due to the changing mix of product sales and service revenues.

         Investment income was $177,000 and $642,000 during the three month and nine month periods ended September 30, 1997 as compared to $280,000 and $900,000 for the same periods in 1996, corresponding to reductions in cash and investment balances.

         Research and development expenditures for the three month period ended September 30, 1997 were $1,312,000 as compared to $506,000 in 1996. For the nine month period research and development expenditures totalled $2,999,000 as compared to $2,046,000 in 1996. Contributing to the increase for 1997 was the initiation in April 1997 of a human clinical trial to evaluate Flocor (CRL-5861) in sickle cell patients suffering acute vaso-occlusive crises. In connection with Vaxcel's acquisition of Zynaxis, the Company recorded a non-recurring charge of $951,000 for acquired research and development. This charge is reported as a separate line item on the accompanying Statement of Operations.

         Selling, general and administrative expenses for the three month period ended September 30, 1997 were $2,773,000 as compared to $1,033,000 in 1996. For the nine month period selling, general and administrative expenses totalled $7,416,000 as compared to $2,991,000 in 1996. This increase is primarily attributable to the initiation of selling activities for VetLife.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On October 22, 1997, the registrant placed two million dollars ($2,000,000) of convertible debentures (the "Initial Debentures") that are convertible into shares of common stock of the registrant, $.001 par value ("Common Stock") and Common Stock purchase warrants to purchase up to 40,000 shares of Common Stock (the "Initial Warrants") with private investors (the "Investors"). The aggregate offering price for the Initial Debentures and the Initial Warrants was two million dollars ($2,000,000), and the net proceeds to the registrant were approximately $1.8 million.

         The Initial Debentures were sold at par and will bear interest at the rate of 6% per annum. The maturity date of the Initial Debentures is October 22, 2001. The Initial Debentures are not convertible into shares of Common Stock until December 20, 1997. Thereafter, the Investors have the option of converting the Initial Debentures at the lesser of eighty-five percent of the average closing price of the Common Stock for the ten trading days preceding such conversion or $5.68 per share of Common Stock. If the conversion price is below four dollars, the registrant has the right to redeem the Initial Debentures at one hundred ten percent (110%) of par.

         The Initial Warrants allow the Investors to purchase 40,000 shares of Common Stock at a price of $5.68 per share. The expiration date of the Initial Warrants is October 22, 1999.

         Subject to certain conditions, the registrant has the option of selling the Investors an additional two million dollars ($2,000,000) of similar debentures (the "Additional Debentures") and similar warrants (the "Additional Warrants") at any time between ninety (90) and two hundred seventy (270) days after the effective date of a registrant statement to be filed by the registrant under the Securities Act of 1933, as amended (the "Act") to register for resale the shares of Common Stock that could be acquired by the Investors upon conversion of the Initial Debentures or the Additional Debentures or upon exercise of the Initial Warrants or the Additional Warrants (as well as the shares of Common Stock received by Shipley Raidy Capital Partners as described below). The conversion price and maturity date of the Additional Debentures and the exercise price and expiration date of the Additional Warrants may differ from the corresponding terms of the Initial Debentures and the Initial Warrants.

         The registrant was advised by Shipley Raidy Capital Partners, L.P. ("Shipley") in the transaction, and Shipley received 3,000 shares of Common Stock as compensation for its services plus a placement fee of 6.5%.

         The private placement was exempt from registration under the Act, pursuant to Rule 506 of Regulation D promulgated under the Act.

         The proceeds from the sale of the Initial Debentures and the Initial Warrants will be used for general corporate purposes, including the funding of a Phase III clinical trial for FLOCOR(TM) (CRL-5861).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           Exhibit
            Number         Description
           --------        ------------
             10            Amendment No. 2 to 1995 Employment Agreement between
                           CytRx Corporation and Jack J. Luchese*

             11            Statement re: computation of net loss per share

             27            Financial Data Schedule (for SEC use only)

*  Indicates a management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K - None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CYTRX CORPORATION
                                                         (Registrant)


Date:    November 6, 1997                      By:       /s/ Mark W. Reynolds
         ----------------                           --------------------------
                                                         Mark W. Reynolds
                                                     Chief Financial Officer
                                                    Chief Accounting Officer
                                                  and a duly authorized officer)