Form 10-K405
period 1997-12-31
CYTRX CORP
filed 1998-03-30
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997
                                   -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-15327
                                             --------

                               CYTRX CORPORATION
                               -----------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                 58-1642740
------------------------------------      ------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

        154 Technology Parkway
       Norcross, Georgia 30092                              30092
---------------------------------------                 --------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (770) 368-9500
                                                      --------------
                           --------------------------

Securities registered pursuant to Section l2(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 20 1998, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $23,345,000.

On March 20 1998, there were 7,611,853 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CytRx Corporation 1997 Annual Report to Stockholders are incorporated by reference into Parts II, III and IV. Portions of the CytRx Corporation Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         CytRx Corporation ("CytRx") was founded in 1985 and is engaged in the development and commercialization of pharmaceutical-related products and services including human therapeutics focused on high-value critical-care therapies.

         In addition to its development work in human therapeutics, CytRx has created several operating subsidiaries to broaden the development of its technologies without losing focus on its core critical-care strategy. Vaxcel, Inc. ("Vaxcel") is developing delivery systems to enhance the effectiveness of vaccines. Vetlife, Inc. ("VetLife") is engaged in developing technologies to enhance food animal growth and marketing and distributing products to enhance North American beef cattle productivity. Before its divestiture by CytRx in February 1998 (see "New Business Developments"), Proceutics, Inc. ("Proceutics") provided preclinical development services to the pharmaceutical industry. Reference herein to "the Company" includes CytRx and its majority-owned subsidiaries.

         Certain financial information concerning the industry segments in which the Company operates can be found in Note 14 to the Company's Consolidated Financial Statements.

         This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Holders of the Company's capital stock are cautioned that such statements are only predictions and that actual events or results may differ materially.

NEW BUSINESS DEVELOPMENTS

Acquisition of Zynaxis, Inc.

         Effective May 21, 1997, Zynaxis, Inc. ("Zynaxis"), a publicly-held biotechnology company engaged in the development of certain vaccine technologies, merged with Vaxcel Merger Sub, a wholly-owned subsidiary of Vaxcel formed for the purpose of the transaction (such transaction hereinafter referred to as the "Vaxcel Merger"). As a result of the Vaxcel Merger, Zynaxis became a wholly-owned subsidiary of Vaxcel.

         As part of the Vaxcel Merger (i) shares of common stock of Vaxcel were issued to the existing shareholders of Zynaxis in exchange for all of the outstanding shares of capital stock of Zynaxis and (ii) Vaxcel issued to CytRx shares of common stock of Vaxcel and a warrant to purchase additional shares of common stock of Vaxcel in exchange for CytRx's contribution to Vaxcel of $4 million, less the outstanding principal and interest under a secured loan extended to Zynaxis by CytRx.

         As a result of the Vaxcel Merger, CytRx owns approximately 87.5% of the outstanding common shares of Vaxcel, with the remaining 12.5% held by the former shareholders of Zynaxis. The Vaxcel Merger was treated as a purchase by Vaxcel and constituted a tax-free reorganization for the former Zynaxis shareholders. Also in connection with the Vaxcel Merger (i) options and warrants to purchase Zynaxis common stock were converted into options and warrants for the purchase of Vaxcel common stock, and (ii) convertible notes issued by Zynaxis were converted into the right to receive shares of Vaxcel common stock.

         As a result of the Vaxcel Merger, Vaxcel acquired the PLG microencapsulation and mucoadhesive vaccine technologies of Zynaxis. The Company believes that the Zynaxis technologies will be complementary to Vaxcel's current technologies, which are primarily focused on enhancing the effectiveness of injectable vaccines, while the Zynaxis technologies are primarily targeted toward development of vaccines for oral and mucosal delivery.

Issuance of Convertible Debentures

         On October 22, 1997, the Company privately placed (the "Note Sale") with certain investors (the "Investors") $2,000,000 of convertible notes (the "Debentures"). The Debentures may be converted into CytRx Common Stock at a price of the lesser of 85% of the average closing bid price for the 10 days preceding the conversion, or $5.68 per share (the "Conversion Price"). The Debentures were sold at par and bear interest at a rate of 6% per annum. The terms of the Debentures grant CytRx the right to redeem the Debentures at 110% of par if the Conversion Price falls below $4. Also in connection with the Note Sale, the Investors were issued two year warrants to purchase 40,000 shares of CytRx Common Stock at an exercise price of $5.68. The fair value of such warrants was determined to be insignificant.

         In addition, CytRx has the option, subject to certain conditions, to sell to the Investors an additional $2,000,000 in value of the Debentures. Also in connection with the Note Sale, CytRx agreed to file and did file a registration statement in connection with the shares of CytRx Common Stock into which the Debentures are convertible (the "Securities"), and agreed to keep such registration statement effective until October 22, 1999 (or such earlier date when the holders of the Securities are able to sell all such securities immediately without restriction pursuant to Rule 144(k) under the Securities Act of 1933 or any successor rule thereunder or otherwise).

         In February and March 1998, an aggregate of $500,000 of the Debentures were converted into 204,104 shares of Common Stock. An additional $400,000 of the Debentures were redeemed by the Company in February.

Divestiture of Subsidiaries and Sale of Real Estate

         On February 16, 1998, the Company consummated a sale of substantially all of the assets of Proceutics other than real estate to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets and leased the laboratory building at 150

Technology Parkway, Norcross, Georgia to Oread. The Company expects a gain related to this transaction which will be recognized in 1998.

         On February 23, 1998, CytRx and Proceutics entered into an agreement with Alexandria Real Estate Equities, Inc. ("Alexandria") pursuant to which CytRx and Proceutics would sell the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria for $4.5 million. Under the terms of the agreement, Proceutics' rights and obligations under the lease to Oread would be assigned to Alexandria and CytRx would lease the building at 154 Technology Parkway from Alexandria. The Company expects that this transaction will be consummated in April 1998 and will result in a gain which will be recognized in 1998.

          CytRx anticipates that it may raise funds through equity financings of its remaining subsidiaries, either directly by the subsidiary through issuance of the subsidiary's stock, or through sale by CytRx of all, or a portion, of its ownership in a subsidiary. CytRx is currently negotiating with a third party for the sale of the cattle implant marketing operations of VetLife.

PRODUCT DEVELOPMENT

FLOCOR(TM)

         CytRx's human therapeutics product development efforts are focused on critical-care products providing target opportunities for high-value breakthrough products to address unmet medical needs. CytRx's current product development focus is FLOCOR, which the Company believes has the potential to alleviate pain and suffering associated with sickle cell crisis.

         In 1995, results from a 2,900 patient RheothRx(R) trial indicated a rise in creatinine, a marker of kidney toxicity, in a small percentage of heart attack patients, at doses that provided a therapeutic benefit. As a result, CytRx's licensee, Glaxo Wellcome PLC ("GW"), returned the rights to RheothRx to the Company. Following GW's termination of the license, CytRx completed a purification process that removed certain impurities in the compound, and conducted experiments that showed higher toleration in models of renal failure. The purified form of RheothRx is now named FLOCOR(TM), and a composition of matter patent was issued for the new compound in June 1996. CytRx believes that FLOCOR still offers opportunity in treating sickle cell crisis and other vascular-occlusive disorders.

         FLOCOR is an intravenous solution that has the unique property of improving blood flow. The Company believes that FLOCOR has significant potential in treating a variety of vascular-occlusive diseases where blood flow is restricted. CytRx has chosen the painful vascular-occlusive crisis associated with sickle cell anemia as its first development priority. Currently there is no effective treatment to alleviate the pain and suffering sickle cell anemia patients in crisis must endure. Sickle cell anemia primarily affects African-Americans. It is an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells. Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim's hemoglobin becomes rigid. This causes red blood cells to lose their normal flexibility. The cells become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name.

         These deformed cells cannot easily flow through the smaller blood vessels of the body and tend to clump together, forming occlusions which impede blood flow. The occlusions deprive tissues of vital oxygen which can result in tissue death, inflammation and intense throbbing pain. Patients suffering from sickle cell disease may experience several crisis episodes each year. Hospitalization is required when pain becomes too much to bear. As there is currently no effective treatment to alleviate the crisis, patients only receive narcotics, fluids and rest. Aside from causing considerable pain and suffering, these crisis episodes slowly destroy vital organs as they are deprived of oxygen. As a result, the life expectancy of sickle cell victims is about twenty years shorter than those without the disease.

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

         FLOCOR's unique surface-active properties decrease blood viscosity and enable the rigid sickled cells to become more flexible, thus allowing easier passage of blood cells through narrow blood vessels.

         A Phase II human clinical trial conducted by Burroughs Wellcome Co. has indicated trends towards reducing the duration of sickle cell crisis and associated hospital stay when FLOCOR is used. Also, the trial indicated that FLOCOR significantly reduced use of medication required to alleviate the severe pain. CytRx has conducted small safety and dose ranging studies with the new purified material and is preparing to conduct a larger Phase III trial.

         The Company believes that FLOCOR has the potential to be an effective treatment for other vascular-occlusive diseases as well. Once the sickle cell program is underway, CytRx plans to explore the opportunities with FLOCOR in significant diseases such as Acute Respiratory Distress Syndrome (ARDS) and stroke. However, CytRx's current strategy is to focus its efforts and resources on gaining approval for the acute crisis of sickle cell anemia.

         In June 1989, the FDA informed CytRx of its decision to grant RheothRx(R) "Orphan Drug" designation for the treatment of sickle cell crisis. The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (e.g. diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States where the sponsor does not reasonably anticipate that its product will become profitable). As a result of the designation of RheothRx/FLOCOR as an Orphan Drug, if the Company is the first manufacturer to obtain FDA approval to market FLOCOR for treatment of sickle cell crisis, the Company will obtain a seven-year period of marketing exclusivity beginning from the date of its approval. During this period, the FDA cannot approve the same drug for the same use from another sponsor. In March 1990, RheothRx also received Orphan Drug designation for the treatment of severe burns.

Vaccine Delivery Technologies

         Vaxcel has four proprietary adjuvant and delivery system technologies which can be used to increase the effectiveness and/or convenience of both currently marketed and new vaccines. Vaxcel derives its rights to these four technologies from the following: (a) the rights to OPTIVAX(R) ("Optivax") are derived from an exclusive, worldwide license agreement with CytRx; (b) the rights to PLG microspheres for oral vaccine delivery are derived as a result of a the Vaxcel Merger; (c) the rights to mucoadhesives for oral vaccine delivery are also derived as a result of the Vaxcel Merger; and (d) the rights to entrapment techniques for vaccine delivery using certain water soluble polymers are derived from a Research Agreement and and Options Agreement with Vanderbilt University ("Vanderbilt"). These technologies are complementary to each other, thereby providing Vaxcel with a broad portfolio of tehcnologies for the development of vaccines to be delivered by the injectable, oral, and mucosal routes of administration.

         Optivax is the tradename for a family of proprietary nonionic block copolymers which augment or modify the immune response to vaccines when administered primarily by injection. Optivax acts both as a delivery system by targeting vaccines to cells of the immune system and as an adjuvant because of its ability to augment the immune system's response to vaccines. Vaxcel and its institutional / corporate collaborators have performed numerous preclinical studies (including several studies in non-human primates) to characterize the adjuvant activity of Optivax. Vaxcel also performed a Phase I clinical trial to help demonstrate that Optivax was safe and effective in humans. In this trial, the results of which were published in the December 1997 issue of Clinical Cancer Research, Optivax in combination with a subpotent cancer immunogen generated potentially beneficial humoral and cellular immune responses in patients with advanced cancer without evidence of significant local or systemic toxicity.

         Vaxcel's business strategy is to sublicense its technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development. Such sublicense agreements may be either exclusive, co-exclusive, or non-exclusive in the field depending upon the situation. The sublicensees will combine their vaccine with Vaxcel's technology and then be responsible for product development, regulatory approval, and commercialization of the final product at their expense. In return, Vaxcel will receive licensing fees, milestone payments, and royalty on sales. At present, Vaxcel has entered into an option agreement for Optivax with Medeva PLC ("Medeva"), a license agreement for Optivax with Corixa Corporation ("Corixa"), and a license agreement for PLG microspheres with ALK A/S ("ALK").

Other Product Development Efforts

         CytRx is also developing Protox(TM) as a treatment for tuberculosis as well as for use in combination with certain antibiotic and anti-viral compounds to enhance their uptake and resulting effectiveness. Protox is currently in preclinical development.

         Vetlife is engaged in the development, licensing and marketing of technologies to improve the value of food animal products to the cattle, poultry, swine and dairy industries. Vetlife's products under development are targeted at improving food animal production or reducing cost without compromising safety or quality. Projects include a non-antibiotic growth promoter for poultry and swine, adjuvants to enhance animal vaccines and antibiotic potentiators to overcome antibiotic resistance or reduce the level of drug required.

         Consolidated expenditures for research and development activities were $4.6 million, $2.8 million, and $7.1 million during the years ended December 31, 1997, 1996, and 1995, respectively.

PRODUCTS AND SERVICES CURRENTLY MARKETED

Cattle Growth Products and Services

         VetLife is focused on marketing and distributing technologies to enhance North American beef cattle productivity and end-product quality without compromising human food safety or the environment. VetLife currently markets a line of cattle implants and value-added services to corporate feedlot operators, major beef cattle product distributors, veterinarians and consulting nutritionists.

         In 1996, VetLife entered into worldwide manufacturing, marketing and distribution alliances with two companies which are pioneers and established participants in the cattle growth implant business, Ivy Laboratories, Inc. ("Ivy") and the Elanco Animal Health division of Eli Lilly Company ("Elanco"). The agreement with Ivy allows VetLife to market and distribute Ivy's line of FDA approved cattle growth products and licenses in North America. Pursuant to the agreement with Elanco, VetLife became Elanco's exclusive supplier of cattle growth promotant products. These alliances position VetLife to offer the most complete line of cattle implant products currently available to the United States market.

         The effectiveness of VetLife's cattle implants are enhanced by cattle implant programs and services tailored to meet specific customer objectives. VetLife's V*Net(TM) Implant Management System is a powerful database that helps producers, consultants and veterinarians implement specific, real-time implant management decisions and recommendations. The V*Net System provides access to information on hundreds of implant management trials that enable VetLife to design a customized implant program for any cattle producer. VetLife also has a novel Benchmark(TM) Program which enables producers to compare their own implant programs with other Benchmark feedlots on a quarterly basis.

         VetLife's distribution strategy involves the use of its direct sales force to target large feedlot operators and major distributors in the "cattle corridor" since these targets represent a disproportionately large segment of the cattle implant market. VetLife uses major distributors as an integral component of its distribution strategy, not only for their ability to cover a wide market, but also for their inventory, shipping and invoicing capabilities.

         During 1997, three customers of VetLife each contributed significant portions (greater than 10%) of the Company's consolidated net sales from continuing operations. These three customers comprise approximately 49.8%, 34.9% and 10.1% of consolidated net sales from continuing operations. During 1996, two customers each contributed significant portions (greater than 10%) of the Company's consolidated net sales (approximately 12% each). The loss of any of these customers could have a significant negative impact on VetLife's operations.

Titermax(R)

         CytRx manufactures, markets and distributes TiterMax, an adjuvant used to produce cell mediated and humoral responses in research animals. The keys to the potency of TiterMax lie in its immunostimulatory activity and the formation of stable water-in-oil emulsions. TiterMax aids in the antigen's effective presentation to the immune system without the toxic effects of other research adjuvants.

Other

         CytRx also has a small group of human resource professionals who, in addition to their services to the Company, provide recruiting services to third parties under the name of Spectrum Recruitment Research.

MANUFACTURING

         The Company has maintained a portion of Proceutics' Norcross, Georgia facility as a pilot manufacturing facility. The pilot facility is intended for manufacture of investigational supplies of certain of the Company's products under development and is generally not large enough to produce quantities of product adequate for commercial purposes. The process used in the pilot facility also may require modification to achieve commercial scale. The pilot facility is contained within the building leased to Oread (see "New Business Developments"). Oread has agreed to maintain Good Manufacturing Practices ("GMP") conditions in the facility for a minimum of two years from the date of their lease and to allow the Company reasonable usage of the facility.

         Production of the bulk chemical supply and final dosage form of materials for use in clinical trials will be performed by third party manufacturers. The Company has contracted with a European chemical company for production of the bulk purified drug substance (CRL-5861) used as the active ingredient in FLOCOR, and anticipates that it will contract with an additional third party manufacturer to provide commercial scale manufacturing of FLOCOR for injection, as well as to manage their respective portion of the chemistry manufacturing and controls (CMC) section of the planned NDA filing.

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

         Cattle growth products marketed and distributed by Vetlife are manufactured under contract by IVY and Elanco.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company actively seeks patent protection for its technologies, processes, uses, and ongoing improvements and considers its patents and other intellectual property to be critical to its business.

         The Company continually evaluates the patentability of new inventions and improvements developed by its employees and collaborators. Whenever appropriate, the Company will endeavor to file United States and international patent applications to protect these new inventions and improvements. However, there can be no assurance that any of the current pending patent applications or any new patent applications that may be filed will result in issued United States or foreign patents.

         The Company also attempts to protect its proprietary products, processes and other information by relying on trade secrets and non-disclosure agreements with its employees, consultants and certain other persons who have access to such products, processes and information. Under the agreements, all inventions conceived by employees are the exclusive property of the Company. Nevertheless, there can be no assurance that these agreements will afford significant protection against misappropriation or unauthorized disclosure of the Company's trade secrets and confidential information.

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

         VetLife's competitors include animal health companies and major pharmaceutical companies that have divisions or subsidiaries in animal health activities. These competitors have substantially greater resources, research, and larger, more established marketing, sales, distribution and service organizations than VetLife. VetLife differentiates itself from the competition by focusing its resources solely on the cattle implant business and by offering customers the most comprehensive, easy-to-use, customized line on cattle implants in the industry.

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

ENVIRONMENTAL PROTECTION

         During 1997 compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

EMPLOYEES

         As of December 31, 1997, the Company had 72 full-time and 2 part-time employees.


ITEM 2.  PROPERTIES

         The Company owns two buildings, consisting of an aggregate of approximately 30,700 square feet, at 150 and 154 Technology Parkway, Norcross, Georgia. In February 1998, the Company leased its laboratory building at 150 Technology Parkway to Oread and entered into an agreement to sell both of its properties at 150 and 154 Technology Parkway to Alexandria (See "Business - New Business Developments"). The Company currently subleases laboratory and related space from Oread, and will execute a lease with Alexandria for its administrative office needs upon the consummation of the sale of the properties to Alexandria.

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

None

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


                                                                   High                   Low
                                                                   ----                   ---
COMMON STOCK:
     1998
         January 1 to March 20                                    3 5/8                   2 9/16
     1997
         Fourth Quarter                                           5 5/8                   3 7/8
         Third Quarter                                            5                       3 5/32
         Second Quarter                                           4 1/4                   3 1/4
         First Quarter                                            5                       3 1/4
     1996
         Fourth Quarter                                           4 9/16                  3 5/16
         Third Quarter                                            4 13/16                 3 5/8
         Second Quarter                                           6 1/8                   3 7/8
         First Quarter                                            6                       3 3/8

         On March 20, 1998, the closing price of the Common Stock as reported on The Nasdaq Stock Market, was $3 5/16 and there were approximately 1,500 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         Information with respect to this item is incorporated herein by reference from the Company's 1997 Annual Report to Stockholders. The applicable portion of the 1997 Annual Report to Stockholders is included in Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information with respect to this item is incorporated herein by reference from the Company's 1997 Annual Report to Stockholders. The applicable portion of the 1997 Annual Report to Stockholders is included in Exhibit 13.1 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this item is incorporated herein by reference from the Company's 1997 Annual Report to Stockholders. The applicable portion of the 1997 Annual Report to Stockholders is included in Exhibit 13.1 to this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1997 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1997 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1997 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this 10-K:

         1.       Financial Statements

                  The financial statements listed below are incorporated by reference from the Company's 1997 Annual Report to
                  Stockholders:

                  Consolidated Balance Sheets as of December 31, 1997 and 1996

                  Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Notes to Financial Statements

                  Report of Independent Auditors

         2.       Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts for the years
                  ended December 31, 1997, 1996 and 1995                 Page 17

                  All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

         3.       Exhibits required by Item 601 of Regulation S-K:

                  See Exhibit Index on page 14 of this Form 10-K.

(b)      Reports on Form 8-K:

         On November 6, 1997, the Registrant filed a Current Report on Form 8-K related to its issuance of $2 million of convertible debentures.

                               CytRx Corporation
                            Form 10-K Exhibit Index


Exhibit
Number
-------

  2.1      Agreement and Plan of Merger and Contribution dated as of December
           6, 1996, among CytRx Corporation, Vaxcel, Inc.,
           Vaxcel Merger Subsidiary, Inc. and Zynaxis, Inc.                                                  (a)
  2.2      Preferred Stock and Warrant Agreement dated as of December 6, 1996, among CytRx Corporation, Zynaxis, Inc., Vaxcel, Inc. and each of
           the holders of Zynaxis, Inc. warrants signatory thereto                                           (a)
  2.3      Private Securities and Subscription Agreements dated October 22, 1997
           between CytRx Corporation and various investors                                                   (b)
  3.1      Certificate of Incorporation                                                                      (c)
  3.2      By-Laws                                                                                           (d)
  3.3      CytRx Corporation 6% Converible Debentures dated as of October 22, 1997
           in favor of various investors                                                                     (b)
  4.1      Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust
           Company as Rights Agent                                                                           (e)
  4.2      CytRx Corporation Stock Purchase Warrants dated as of October 22, 1997
           in favor of various investors                                                                     (b)
 10.1      Agreement with Emory University, as amended                                                       (f)
 10.2      Agreement with BASF Corporation, as amended                                                       (f)
 10.3      1995 Employment Agreement between CytRx Corporation
           and Jack J. Luchese
 10.4*     Amendment No. 1 to 1995 Employment Agreement between
           CytRx Corporation and Jack J. Luchese                                                             (g)
 10.5*     Amendment No. 2 to 1995 Employment Agreement between
           CytRx Corporation and Jack J. Luchese                                                             (h)
 10.6*     Change of Control Employment Agreement between CytRx Corporation
           and Jack J. Luchese                                                                               (h)
 10.7*     1986 Stock Option Plan, as amended and restated                                                   (i)
 10.8*     1994 Stock Option Plan, as amended and restated                                                   (h)
 10.9*     1995 Stock Option Plan                                                                            (j)
10.10      Asset Purchase Agreement dated February 10, 1998 by and between
           Proceutics, Inc. and Oread Laboratories, Inc.
10.11      Lease Agreement dated February 16, 1998 by and between
           Proceutics, Inc. and Oread, Inc.
10.12      Sublease Agreement dated February 16, 1998 by and between CytRx
           Corporation and Oread, Inc.
10.13      Purchase and Sale Agreement dated February 23, 1998 by and between
           CytRx Corporation and Alexandria Real Estate Equities, Inc.
10.14      Purchase and Sale Agreement dated February 23, 1998 by and between


           Proceutics, Inc. and Alexandria Real Estate Equities, Inc.
13.1       Selected Portions of the CytRx Corporation 1997 Annual Report to Stockholders
21.1       Subsidiaries of Registrant
23.1       Consent of Ernst & Young LLP
27.1       Financial Data Schedule (for SEC use only).
27.2       Financial Data Schedule - 1996 Restatement (for SEC use only).



*Indicates a management contract or compensatory plan or arrangement.

-------------------

(a) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 21, 1997.

(b) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 6, 1997.

(c) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997.

(d) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997.

(e) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(f) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.

(g) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1997.

(h) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 1997.

(i) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996.

(j) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CYTRX CORPORATION

                                         By:/s/ Jack J. Luchese
                                            -----------------------------------
                                         Jack J. Luchese, President
Date: March 26, 1998                     and Chief Executive Officer
                                         (Principal Executive Officer)


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



            Signature                                            Title                        Date
            ---------                                            -----                        ----
/s/ Jack L. Bowman                                   Director                           March 26, 1998
------------------------------------
Jack L. Bowman

/s/ Raymond C. Carnahan, Jr.                         Director                           March 26, 1998
------------------------------------
Raymond C. Carnahan, Jr.


/s/ Max Link                                         Director                           March 26, 1998
------------------------------------
Max Link

/s/ Jack J. Luchese                                  Chairman of the                    March 26, 1998
------------------------------------                 Board of Directors
Jack J. Luchese                                      President and Chief Executive Officer
                                                     (Principal Executive Officer)


/s/ Herbert H. McDade, Jr.                           Director                           March 26, 1998
------------------------------------
Herbert H. McDade, Jr.


/s/ Mark W. Reynolds                                 Chief Financial Officer            March 26, 1998
------------------------------------                 (Principal Financial Officer)
Mark W. Reynolds


                               CYTRX CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                Additions
                                                          ----------------------
                                           Balance at     Charged to   Charged to                 Balance at
                                           Beginning      Costs and      Other                       End
Description                                of Period       Expenses      Accounts   Deductions     of Period
---------------------------------------    -----------    ----------    ---------  ----------    -----------
Reserve Deducted in the Balance Sheet
from the Asset to Which it Applies:

  Allowance for Bad Debts
   Year ended December 31, 1997            $    48,430    $   44,850    $    --    $   71,093    $    22,187
   Year ended December 31, 1996                     --         2,516     45,914            --         48,430
   Year ended December 31, 1995                     --            --         --            --             --

  Allowance for Deferred Tax Assets
   Year ended December 31, 1997            $15,200,000    $2,484,000    $    --    $       --    $17,684,000
   Year ended December 31, 1996             13,600,000     1,600,000         --            --     15,200,000
   Year ended December 31, 1995              9,200,000     4,400,000         --            --     13,600,000

  Marketable Securities Valuation Reserve
   Year ended December 31, 1997            $        --    $       --    $    --    $       --    $        --
   Year ended December 31, 1996                     --            --         --            --             --
   Year ended December 31, 1995              2,475,277            --         --     2,475,277             --