Form 10-Q
period 1998-03-31
CYTRX CORP
filed 1998-05-15
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-15327
                       -------


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


Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 12, 1998: 7,662,349.

                                CYTRX CORPORATION

                                    Form 10-Q




                                Table of Contents



                                                                                         Page
                                                                                         ----
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited)
              and December 31, 1997                                                        3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month Periods Ended March 31, 1998 and 1997                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
              Three Month Periods Ended March 31, 1998 and 1997                            5

              Notes to Condensed Consolidated Financial Statements                         6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                    9

PART II.      OTHER INFORMATION

   Item 6     Exhibits and Reports on Form 8-K                                            12

SIGNATURES                                                                                12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                CYTRX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 1998       December 31, 1997
                                                                          --------------       -----------------
                                                                            (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                             $  5,621,007           $  5,895,008
     Accounts receivable, net                                                   893,739              1,917,013
     Other receivables                                                          587,300                     --
     Inventories                                                              1,340,008              2,272,798
     Other current assets                                                       243,664                 29,157
                                                                           ------------           ------------
        Total current assets                                                  8,685,718             10,113,976

Property and equipment, net                                                   3,969,766              4,713,586

Other assets:
     Long-term investments (restricted)                                       5,359,697              5,326,647
     Notes receivable                                                           400,000                400,000
     Acquired developed technology, net                                       3,394,356              3,454,356
     Other assets                                                               801,076                897,430
                                                                           ------------           ------------
        Total other assets                                                    9,955,129             10,078,433
                                                                           ------------           ------------

        Total assets                                                       $ 22,610,613           $ 24,905,995
                                                                           ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  1,063,623           $  1,273,303
     Accrued liabilities                                                        951,852              1,599,628
     Unearned revenue                                                                --                166,187
                                                                           ------------           ------------
        Total current liabilities                                             2,015,475              3,039,118

6% Convertible debentures                                                     1,100,000              2,000,000
Minority interest in Vaxcel, Inc.                                               555,226                618,482

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000 shares authorized;
        no shares issued and outstanding                                             --                     --
     Common stock, $.001 par value, 18,750,000 shares authorized;
        8,206,503 and 7,986,441 shares issued at March 31, 1998
        and December 31, 1997, respectively                                       8,206                  7,986
     Additional paid-in capital                                              66,352,311             65,793,491
     Treasury stock, at cost ( 555,154 shares held at
        March 31, 1998 and December 31, 1997, respectively)                  (2,198,533)            (2,198,533)
     Accumulated deficit                                                    (45,222,072)           (44,354,549)
                                                                           ------------           ------------
        Total stockholders' equity                                           18,939,912             19,248,395
                                                                           ------------           ------------

        Total liabilities and stockholders' equity                         $ 22,610,613           $ 24,905,995
                                                                           ============           ============

                            See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Month Period Ended March 31,
                                                                  ----------------------------------
                                                                      1998                  1997
                                                                  -----------           -----------
Revenues:
     Net sales                                                    $   217,965           $   227,311
     Interest income                                                  143,850               244,015
     Collaborative and grant income                                    16,483                92,667
     Other                                                             62,665                85,016
                                                                  -----------           -----------
                                                                      440,963               649,009

Expenses:
     Cost of sales                                                     73,184                77,703
     Research and development                                       1,296,070               868,040
     Selling, general and administrative                              756,275               589,208
     Interest                                                         123,040                    --
                                                                  -----------           -----------
                                                                    2,248,569             1,534,951
                                                                  -----------           -----------

Loss from continuing operations before minority interest           (1,807,606)             (885,942)
Minority interest                                                     (63,256)                   --
                                                                  -----------           -----------
Loss from continuing operations                                    (1,744,350)             (885,942)

Income from discontinued operations                                   876,827               213,582
                                                                  ===========           ===========
Net loss                                                          $  (867,523)          $  (672,360)
                                                                  ===========           ===========


Basic and diluted loss per common share:
     Loss from continuing operations                              $     (0.23)          $     (0.12)
     Income from discontinued operations                                 0.11                  0.03
                                                                  ===========           ===========
     Net loss                                                     $     (0.12)          $     (0.09)
                                                                  ===========           ===========

Basic and diluted weighted average shares outstanding               7,516,319             7,441,039


                            See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Three Month Period Ended March 31,
                                                               ----------------------------------
                                                                   1998                  1997
                                                               -----------           -----------
Cash flows from operating activities:
      Net loss                                                 $  (867,523)          $  (672,360)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
            Gain on sale of business                              (831,038)                   --
            Depreciation and amortization                          161,206               154,908
            Minority interest in net loss                          (63,256)                   --
            Net change in assets and liabilities                   168,402              (610,836)
                                                               -----------           -----------
                 Total adjustments                                (564,686)             (455,928)
                                                               -----------           -----------
            Net cash used by operating activities               (1,432,209)           (1,128,288)

Cash flows from investing activities:
      Increase in short-term investments                                --            (1,223,657)
      Decrease in long-term investments                                 --             5,096,353
      Capital expenditures, net                                    (25,083)             (173,467)
      Net proceeds from sale of business                         1,528,708                    --
                                                               -----------           -----------
            Net cash provided by investing activities            1,503,625             3,699,229

Cash flows from financing activities:
      Net proceeds from issuance of common stock                    54,583                30,450
      Redemption of convertible debt                              (400,000)                   --
      Purchase of treasury stock                                        --              (165,239)
                                                               -----------           -----------
            Net cash used by financing activities                 (345,417)             (134,789)
                                                               -----------           -----------

Net increase (decrease) in cash and cash equivalents              (274,001)            2,436,152

Cash and cash equivalents at beginning of period                 5,895,008             1,604,003
                                                               -----------           -----------

Cash and cash equivalents at end of period                     $ 5,621,007           $ 4,040,155
                                                               ===========           ===========


                            See accompanying notes.

                                CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)



1.       DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

         CytRx Corporation ("CytRx") was founded in 1985 and is engaged in the development and commercialization of pharmaceutical-related products and services including human therapeutics focused on high-value critical-care therapies. CytRx's FLOCOR(TM), purified poloxamer 188, is being developed to treat acute sickle cell crisis and other vascular-occlusive diseases.

         In addition to its development work in human therapeutics, CytRx has created several operating subsidiaries to broaden the development of its technologies without losing focus on its core critical-care strategy. Vaxcel, Inc. ("Vaxcel") is developing delivery systems to enhance the effectiveness of vaccines. Before their divestiture by CytRx in February 1998 and April 1998, respectively (see Note 4), Proceutics, Inc. ("Proceutics") provided preclinical development services to the pharmaceutical industry and VetLife, Inc. ("VetLife") was engaged in marketing and distributing products to enhance North American beef cattle productivity. Reference herein to "the Company" includes CytRx and its majority-owned subsidiaries.

         The accompanying condensed consolidated financial statements at March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. All significant intercompany transactions have been eliminated. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1997.

         Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation. As more thoroughly discussed in Note 4, Proceutics and VetLife are presented as discontinued operations for all periods presented.

2.       INVENTORIES

         Inventories at March 31, 1998 and December 31, 1997 are comprised primarily of finished cattle growth promotant products.

3.       6% CONVERTIBLE DEBENTURES

         In October 1997, the Company privately placed with certain investors $2,000,000 of convertible notes (the "Debentures") which mature in October, 2001. In February and March 1998, $500,000 of the Debentures were converted into 204,104 shares of common stock. The provisions for conversion of the Debentures allow the Company, at its discretion, to disallow conversions below $4.00 per share by redeeming the amount attempted to be converted; the Company must also pay a 10% redemption premium. In February 1998, $400,000 of Debentures were redeemed by the Company.

4.       DISCONTINUED OPERATIONS

Sale of Proceutics
         In February 1998, the Company consummated a sale of substantially all of the assets of Proceutics other than real estate to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets consisting of a laboratory building which it leased to Oread. A summary of the assets and liabilities of Proceutics which were sold, and which are included in the consolidated balance sheet at December 31, 1997 are as follows (in thousands):

         Current assets                       $  721
         Property and equipment, net             696
                                              ------
         Total assets                         $1,417

         Total liabilities                    $  228

         Revenues for Proceutics were $550,000 and $626,000 for the three months ended March 31, 1998 and 1997, respectively. Net income (losses) associated with Proceutics included in income (losses) from discontinued operations were approximately $996,000 and ($86,000) for the periods ended March 31, 1998 and 1997, respectively. A gain related to the sale of approximately $831,000 is included in income from discontinued operations for the period ended March 31, 1998. Basic and diluted income (loss) per common share related to Proceutics' discontinued operations was $0.13 and <$0.01> for the periods ended March 31, 1998 and 1997, respectively.

Sale of VetLife
         In April 1998, CytRx and VetLife entered into an Acquisition Agreement with VetLife LLC ("VL LLC") pursuant to which VL LLC acquired substantially all of VetLife's assets for a total purchase price consisting of: (i) a cash payment of $3,500,000, subject to certain working capital adjustments, (ii) an unsecured, subordinated promissory note in the principal amount of $4,000,000 bearing interest at an annual rate of 12%, and (iii) certain contingent payments based on future sales of specified products of VL LLC and its affiliates that, if made in full, could total up to $5,500,000. The Company retained the $5.4 million in investments that were pledged to secure a letter of credit. The Company expects a gain related to this transaction which will be recognized in April 1998.

         Revenue for VetLife's cattle marketing operations were $3,790,000 and $3,080,000 for the three months ended March 31, 1998 and 1997, respectively. Included in income (loss) from discontinued operations were approximately ($119,000) and $300,000 related to VetLife's cattle marketing operations for the periods ended March 31, 1998, and 1997, respectively. Basic and diluted income
(loss) per common share was <$0.02> and $0.04 related to VetLife's cattle marketing operations for the periods ended March 31, 1998 and 1997. A summary of the assets and liabilities of VetLife being sold which are included in the consolidated balance sheets at March 31, 1998 and December 31, 1997 are as follows (in thousands):

                                             March 31,      December 31,
                                               1998            1997
                                             ---------      ------------
         Current assets                       $2,217          $3,695
         Property and equipment, net              93             100
                                              ------          ------
         Total assets                         $2,310          $3,795
                                              ======          ======

         Total liabilities                    $1,367          $2,048
                                              ======          ======


5.  SALE OF REAL ESTATE

         Pursuant to an agreement executed in February 1998, and consummated in May 1998, CytRx and Proceutics sold the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria Real Estate Equities, Inc. ("Alexandria") for $4,500,000. The Company expects a gain related to the transaction which will be recognized in May 1998.

         Under the terms of the Agreement, Proceutics' rights and obligations under the lease to Oread (See Note 4) were assigned to Alexandria, and CytRx leased the building at 154 Technology Parkway from Alexandria. The CytRx lease is for a period of ten years, with base annual rent of $148,500, escalating 4% annually. CytRx will also be responsible for all operating expenses for the property.

Item 2. --        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         At March 31, 1998 the Company had cash and cash equivalents of $5.6 million and net assets of $18.9 million, compared to $5.9 million and $19.2 million, respectively, at December 31, 1997. Working capital totaled $6.7 million at March 31, 1998, compared to $7.1 million at December 31, 1997. At March 31, 1998 and December 31, 1997, the Company also had $5.4 million and $5.3 million, respectively, in investments (classified as other assets in the accompanying balance sheets) held as collateral pursuant to a letter-of-credit arrangement which was dissolved in April 1998, thereby releasing the restriction on such investments.

         Management believes that cash and investments on hand, combined with interest income, operating revenues and the proceeds from the transactions discussed below, will be sufficient to satisfy the Company's projected liquidity and working capital needs through late 1999, but it is likely that additional funding will be required to accomplish the necessary testing and data collection procedures prescribed by the U.S. Food and Drug Administration for the commercialization of any products for human use. Definitive statements as to the time required and costs involved in reaching certain objectives for the Company's products are difficult to project due to the uncertainties of the medical research field. Requirements could vary depending upon the results of research, competitive and technological developments, and the time and expense required for governmental approval of products, some of which factors are beyond management's control. CytRx anticipates that it may raise funds through equity offerings. Additional funding for research and development expenditures may be obtained through joint ventures and product licensing arrangements with other companies.

         During 1997 and 1998, the Company received federal government funding for certain research and development activities via several Small Business Innovative Research (SBIR) grants. Most recently, the Company received a grant from the U.S. Food and Drug Administration's Division of Orphan Drug Development to support CytRx's Phase III clinical trial of FLOCOR. This grant will provide approximately $400,000 over two years to help defray the overall costs of the study. The Company intends to continue to seek government assistance for its product development efforts.

         In February 1998, CytRx's wholly-owned subsidiary, Proceutics, Inc. consummated a sale of substantially all of its non-real estate assets to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets and leased its building at 150 Technology Parkway to Oread. (See Note 4 to Financial Statements.) In May 1998, CytRx and Proceutics sold the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria Real Estate Equities, Inc. for $4,500,000. (See
Note 5 to Financial Statements).

         In April 1998, CytRx's wholly-owned subsidiary, VetLife, Inc. consummated a sale of substantially all of its assets related to its cattle marketing operations for approximately $7.5 million in cash and a note payable, plus contingent payments of up to an additional $5.5 million. (See Note 4 to Financial Statements). The Company retained the $5.4 million in investments owned by VetLife that were pledged to secure a letter-of-credit.

         At December 31, 1997 the Company had net operating loss carryforwards for income tax purposes of approximately $44.6 million, which will expire in 2000 through 2012 if not utilized. The Company also has research and development credits available to reduce income taxes, if any, of approximately $1.1 million which will expire in 2000 through 2010 if not utilized. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history and lack of profitability, uncertainties of the commercial viability of the Company's technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

         The above statements regarding the Company's plans and expectations for future financing are forward-looking statements that are subject to a number of risks and uncertainties. The Company's ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There can be no assurance that the Company will be able to obtain future financing from these sources. Additionally, depending upon the outcome of the Company's fund raising efforts via its subsidiaries discussed above, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

Results of Operations

         The following table presents the breakdown of consolidated results of operations by operating unit for the three month periods ended March 31, 1998 and 1997.

                                       Three Month Period Ended March 31,
                                       ----------------------------------
(in thousands)                                 1998             1997
                                             -------           -----
CytRx                                        $(1,238)          $(543)
Vaxcel                                          (506)           (343)
                                             -------           -----
Net loss from continuing operations          $(1,744)          $(886)

Discontinued operations:
VetLife                                         (119)            300
Proceutics                                       996             (86)
                                             -------           -----
Income from discontinued operations          $   877           $ 214
                                             -------           -----

Net loss                                     $  (867)          $(672)
                                             =======           =====

         Consolidated net sales from continuing operations for the three months ended March 31, 1998 were $218,000, as compared to $227,000 in 1997. Cost of sales from continuing operations was $73,000 during the first quarter of 1997 as compared to $78,000 in 1997. Investment income from continuing operations was $144,000 during the first quarter of 1998, as compared to $244,000 in 1997. The decrease is attributable to declining cash and investment balances.

         Research and development expenditures from continuing operations during the first quarter of 1998 were $1,296,000 versus $868,000 in 1997. Research and development expenditures increased in 1998 as a result of the Company's development activities for FLOCOR, including the initiation of a Phase III clinical trial. The Company also devoted significant resources toward addressing manufacturing issues for FLOCOR.

         Selling, general and administrative expenses from continuing operations during the first quarter of 1998 were $756,000 as compared to $589,000 in 1997. The increase is due to amortization expense related to acquired developed technology and to general corporate activities. During the first quarter of 1998, the Company recorded interest expense of $123,000 related to its outstanding 6% convertible debentures (See Note 3). Management believes that inflation had no material impact on the Company's operations during the three months ended March 31, 1998.

Part II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number            Description
         ------            -----------
          27.1             Financial Data Schedule (for SEC use only)

          27.2             Financial Data Schedule (Restated 1997)
                           (for SEC use only)

(b)      Reports on Form 8-K

         On February 19, 1998, the Registrant filed a Current Report on Form 8-K related to the sale of substantially all of the non-real estate assets of Proceutics, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CYTRX CORPORATION
                                                      (Registrant)


Date:    May 14, 1998                      By: /s/ Mark W. Reynolds
                                              ------------------------------
                                                    Mark W. Reynolds
                                                 Chief Financial Officer
                                                (Chief Accounting Officer
                                              and a duly authorized officer)