Form 10-K405/A
period 1997-12-31
CYTRX CORP
filed 1998-05-26
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On May 20, 1998, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $20,828,000.

On May 20, 1998, there were 7,662,095 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CytRx Corporation Proxy Statement for the 1998 Annual Meeting of Stockholders filed on April 30, 1998 (the "Proxy Statement") are incorporated by reference into Part III.

         THIS FORM 10-K/A AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CYTRX CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF CYTRX CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE COMPLETED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K/A, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         CytRx Corporation ("CytRx") was founded in 1985 and is engaged in the development and commercialization of pharmaceutical-related products and services primarily involving human therapeutics focused on high-value critical-care therapies (the "Core Business").

         CytRx has in the past, and may in the future, create operating subsidiaries to develop its technologies for indications outside of its Core Business. CytRx intends to use the proceeds from the operation or sale of its subsidiaries to fund its Core Business. Vaxcel, Inc. ("Vaxcel") is developing technologies to enhance the effectiveness of vaccines. Prior to its divestiture in April 1998, Vetlife, Inc. ("VetLife") was engaged in developing technologies to enhance food animal growth and marketing and distributing products to enhance North American beef cattle productivity. Before its divestiture by CytRx in February 1998 (see "New Business Developments"), Proceutics, Inc. ("Proceutics") provided preclinical development services to the pharmaceutical industry. Reference herein to "the Company" includes CytRx and its majority-owned subsidiaries.

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

         In addition, CytRx has the option to sell to the Investors an additional $2,000,000 in value of the Debentures at any time between 90 and 270 days after the effective date of the Shelf Registration (as defined in that certain Registration Rights Agreement dated October 22, 1997), subject to certain conditions, including, without limitation, (i) that the 10 day average closing price of the Company's common stock is not below $3.50 per share on the day that the Company gives the Investor notice of the Company's election to exercise the Option and the day before the closing of the Option, (ii) that the Company is not in default under any material borrowings from any financial institutions or other persons, (iii) that the class of common stock into which the Debentures are convertible shall continue to be listed by Nasdaq and (iv) that the Company has not been convicted of any fraud in the sale of its securities. Also in connection with the Note Sale, CytRx filed a registration statement in connection with the shares of CytRx Common Stock into which the Debentures are convertible (the "Securities"), and agreed to keep such registration statement effective until October 22, 1999 (or such earlier date when the holders of the Securities are able to sell all such securities immediately without restriction pursuant to Rule 144(k) under the Securities Act of 1933 or any successor rule thereunder or otherwise).

         In February and March 1998, an aggregate of $500,000 of the Debentures were converted into 204,104 shares of Common Stock. In February 1998, $400,000 of the Debentures were redeemed by the Company and in May 1998, the Company redeemed an additional $200,000 of the Debentures. In addition, in May 1998 the Company received notice from an Investor of its intent to convert the remaining $900,000 of Debentures. The Company intends to exercise its rights to redeem such $900,000 of Debentures in accordance with their terms.

Divestiture of Subsidiaries and Sale of Real Estate


         During the first two calender quarters of 1998, CytRx divested itself of two operating subsidiaries and its real estate assets to allow the Company to focus its activities on its Core Business and, specifically, to raise capital to undertake Phase III testing of FLOCOR. See "Product Development." The Company expects these transactions to make an additional $12 million cash available in 1998, which should be sufficient to fund the Company's operations, including the commencement of the Phase III testing of FLOCOR, through late 1999.

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

         On April 17, 1998, CytRx and VetLife consummated a sale of substantially all of the assets of VetLife for approximately $3.5 million in cash, an unsecured subordinated promissory note in the principal amount of $4.0 million, and certain payments contingent upon the sales of certain of the purchaser's products of up to $5.5 million. The Company expects to recognize a gain related to this transaction in 1998. Vetlife had earnings in only one year, 1997. The Company could not be certain that Vetlife would remain profitable.
The majority of Vetlife's revenues were realized from the distribution of a line of cattle food implants and value added services to three customers. A loss of any one of these customers could have had a material adverse impact on the Company. In addition, under its distribution agreements with its supplier, Vetlife could have been required to make purchases up to $10 million of implants for each of the next five years regardless of whether Vetlife could sell the purchased product.

         On May 11, 1998, CytRx and Proceutics consummated the sale of the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to ARE - 150/154 Technology Parkway, LLC ("Alexandria"), an affiliate of Alexandria Real Estate Equities, Inc., for an aggregate of $4.5 million. Proceutics' rights and obligations under the lease to Oread was assigned to Alexandria and CytRx entered into a ten year lease with Alexandria regarding the building at 154 Technology Parkway. The Company expects a gain related to this transaction which will be recognized in 1998.

PRODUCT DEVELOPMENT

FLOCOR(TM)

         CytRx's human therapeutics product development efforts are focused on critical-care products providing target opportunities for high-value breakthrough products to address unmet medical needs. CytRx's current product development focus is FLOCOR (TM), which the Company believes has the potential to alleviate pain and suffering associated with sickle cell crisis.

         In 1995, results from a 2,900 patient RheothRx(R) trial indicated a rise in creatinine, a marker of kidney toxicity, in a small percentage of heart attack patients, at doses that provided a therapeutic benefit. As a result, CytRx's licensee, Glaxo Wellcome PLC ("GW"), returned the rights to RheothRx to the Company. Following GW's termination of the license, CytRx completed a purification process that removed certain impurities in the compound, and conducted experiments that showed higher toleration in models of renal failure. The purified form of RheothRx is now named FLOCOR, and a composition of matter patent was issued for the new compound in June 1996. CytRx believes that FLOCOR provides an opportunity to satisfy unmet medical needs in treating sickle cell crisis and other vascular-occlusive disorders.

         FLOCOR is an intravenous solution that has the unique property of improving blood flow. The Company believes that FLOCOR has significant potential in treating a variety of vascular-occlusive diseases where blood flow is restricted. CytRx has chosen the painful vaso-occlusive crisis associated with sickle cell anemia as its first development priority. Currently there is no effective treatment to alleviate the pain and suffering sickle cell anemia patients in crisis must endure. Sickle cell anemia primarily affects African-Americans. It is an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells. Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim's hemoglobin becomes rigid. This causes red blood cells to lose their normal flexibility. The cells become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name.

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

         A Phase II human clinical trial conducted by Burroughs Wellcome Co. has indicated trends towards reducing the duration of sickle cell crisis and associated hospital stay when FLOCOR is used. Also, the trial indicated that FLOCOR significantly reduced use of medication required to alleviate the severe pain. CytRx has completed a small safety and dose ranging study with the new purified material. A Phase III double-blind placebo-controlled multicenter study is currently enrolling patients to assess the efficacy and safety of FLOCOR in vaso-occlusive crisis of sickle cell disease.

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

Vaccine Delivery Technologies

         Vaxcel has four proprietary adjuvant and delivery system technologies which can be used to increase the effectiveness and/or convenience of both currently marketed and new vaccines. Vaxcel derives its rights to these four technologies from the following: (a) the rights to OPTIVAX(R) ("Optivax") are derived from an exclusive, worldwide license agreement with CytRx; (b) the rights to PLG microspheres for oral vaccine delivery are derived as a result of the Vaxcel Merger; (c) the rights to mucoadhesives for oral vaccine delivery are also derived as a result of the Vaxcel Merger; and (d) the rights to entrapment techniques for vaccine delivery using certain water soluble polymers are derived from a Research Agreement and Options Agreement with Vanderbilt University ("Vanderbilt"). These technologies are complementary to each other, thereby providing Vaxcel with a broad portfolio of technologies for the development of vaccines to be delivered by the injectable, oral, and mucosal routes of administration.

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

Other Product Development Efforts

         CytRx is also developing its copolymer technology for use as a treatment for tuberculosis as well as for use in combination with certain antibiotic and anti-viral compounds to enhance their uptake and resulting effectiveness. These products are is currently in preclinical development.

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

         Management believes that the Company has an adequate supply of materials on hand to meet the Company's needs for 2 to 3 years (both drug substance and formulated drug product) which management anticipates to be sufficient to complete the anticipated studies necessary for filing a New Drug Application/Product License Application with the FDA. However, there can be no assurance that delays and complications, among other factors, could make the Company's current supply inadequate.

         The Company requires three suppliers of materials or services to manufacture its product; (i) a supplier of the raw drug substance, (ii) a supplier of the purified drug which is refined from the raw drug substance and
(iii) a manufacturer who can formulate and sterile fill the purified drug substance into the finished drug product. The raw drug substance is currently widely available at commercial scales from numerous manufacturers. The Company has not entered into a formal agreement with any supplier for the raw drug substance because of its wide availability. To obtain the purified drug substance, the Company has entered into an agreement with a French company. Management believes that such agreement provides for adequate material to meet the Company's needs for the next 2 to 3 years. There can be no assurance that the Company's relationship with such supplier will continue or that the Company will be able to obtain additional purified drug substance if the Company's current supply is inadequate. Such inability to obtain additional purified drug substance in amounts and at prices acceptable to the Company could have a material adverse effect on the Company's business. To meet the need for manufacture of the Company's finished drug product, the Company has entered into a supply agreement with the Hospital Products Division of Abbott Laboratories. The inability of the Company to maintain such relationship on terms acceptable to the Company could have a material adverse effect on the Company's business.

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

EMPLOYEES

         As of December 31, 1997, the Company had 72 full-time and 2 part-time employees, 40 of which were involved in the conduct of scientific or research and development activities either for the Company or under contract by third parties.


ITEM 2.  PROPERTIES

         The Company currently subleases laboratory and related space from Oread at 150 Technology Parkway, Norcross, Georgia, and leases administrative office space from Alexandria at 154 Technology Parkway, Norcross, Georgia. See "Business - New Business Developments."

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


                                                                   High                   Low
                                                                   ----                   ---
COMMON STOCK:
     1998
         January 1 to May 20                                      3 5/8                   2 1/2
     1997
         Fourth Quarter                                           5 5/8                   2 7/8
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

         On May 20, 1998, the closing price of the Common Stock as reported on The Nasdaq Stock Market, was $2.75 and there were approximately 1,500 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

         On October 22, 1997, the Company sold $2,000,000 of convertible notes (the "Debentures") to the Investors in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Debentures are convertible into common stock of the Company at a price of the lesser of (i) 85% of the average closing bid price for the 10 days preceding the conversion or (ii) $5.68 per share (the "Conversion Price"). The Company has the right to redeem the Debentures at 110% of par if the Conversion Price falls below $4. In connection with the sale of the Debentures, the Investors were issued warrants to purchase an aggregate of 40,000 shares of the Company's common stock at an exercise price of $5.68. Such warrants are exercisable for two years. See "Business - New Business Developments - Issuance of Convertible Debentures."

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA *
-----------------------------------
CytRx Corporation and Subsidiaries


                                                     1997              1996              1995              1994           1993
                                               --------------      ------------      -------------     ------------   -------------
Statement of Operations Data
Revenues:
  Net Sales                                    $   14,347,461      $  1,591,123      $     512,528     $    500,814   $    506,317
  Investment and other income                       1,439,419         1,452,867          2,030,802        1,987,204      4,038,221
                                               --------------      ------------      -------------     ------------   ------------
Total revenues                                     15,786,880         3,043,990          2,543,330        2,488,018      4,544,538
Loss from continuing operations                    (5,915,060)       (4,343,812)       (10,652,582)      (7,700,186)    (3,228,600)
Loss from discontinued operations                    (137,932)       (1,447,967)                --               --             --
Net loss                                           (6,052,992)       (5,791,779)       (10,652,582)      (7,700,186)    (3,228,600)


Basic and diluted loss per common share:
  Loss from continuing operations                       (0.80)     $      (0.56)     $       (1.35)    $      (0.98)  $      (0.41)
  Loss from discontinued operations                     (0.02)            (0.19)                --               --             --
                                               --------------      ------------      -------------     ------------   ------------
  Net loss                                              (0.82)            (0.75)             (1.35)           (0.98)         (0.41)


Balance Sheet Data:
Total assets                                   $   24,905,995        24,299,322        $30,959,983     $ 38,660,567   $ 49,760,261
Convertible debentures                              2,000,000                --                 --               --             --
Total stockholders' equity                         19,248,395        22,337,734         29,770,485       38,026,347     47,685,269

*Restated for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         At December 31, 1997 the Company had cash and short-term investments of $5.9 million and net assets of $19.2 million, compared to $11.0 million and $22.3 million, respectively, at December 31, 1996. Working capital totaled $7.1 million at December 31, 1997, compared to $10.2 million at December 31, 1996.

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

         During 1996 and 1997, the Company received federal government funding for certain research and development activities via several Small Business Innovative Research (SBIR) grants. Most recently, the Company received a grant from the U.S. Food and Drug Administration's Division of Orphan Drug Development to support CytRx's Phase III clinical trial of FLOCOR. This grant will provide approximately $400,000 over two years to help defray the overall costs of the study. The Company intends to continue to seek government assistance for its product development efforts.

         In October 1997, CytRx sold $2.0 million of convertible notes through a private placement, realizing approximately $1.8 million in net proceeds. (See
Note 6 to Financial Statements.) CytRx has the option to sell an additional $2.0 million to the same investors under certain conditions.

         In February 1998, CytRx's wholly-owned subsidiary, Proceutics, Inc. ("Proceutics") consummated a sale of substantially all of its non-real estate assets to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. (See Note 12 to Financial Statements.) Also, in May 1998, CytRx and Proceutics consummated a sale of the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia to ARE-150/154 Technology Parkway, LLC ("Alexandria"), an affiliate of Alexandria Real Estate Equities, Inc. for approximately $4.5 million. Alexandria assumed the existing lease with Oread. In addition, CytRx entered into a 10 year lease with Alexandria for administrative office space at the 154 Technology Parkway building.

(See Note 13 to Financial Statements.)

         On April 17, 1998, the Company and VetLife entered into an Acquisition Agreement (the "Acquisition Agreement") with VetLife L.L.C., a Delaware limited liability company ("VL LLC"), pursuant to which VL LLC acquired substantially all of VetLife's assets related to VetLife's business of marketing and distributing products that improve the value of food animal products to the cattle industry (collectively, the "Assets") for a total purchase price consisting of: (i) a cash payment of $3,500,000, subject to certain working capital adjustments, (ii) an unsecured, subordinated promissory note in the principal amount of $4,000,000 bearing interest at an annual rate of 12%, and
(iii) certain contingent payments based on future sales of specified products of VL LLC and its affiliates that, if made in full, could total up to $5,500,000. The sale of the Assets closed on the same day.

         At December 31, 1997, the Company had outstanding firm purchase commitments for inventory of approximately $46.0 million related to minimum annual purchase volumes under certain contracts covering a period of four years. Such contracts are with the supplier of the Company's cattle growth promotant products. Purchases from this supplier totaled $7,270,000 and $2,000 during the years ended December 31, 1997 and 1996, respectively. As of April 17, 1998, these purchase commitments were dissolved.

         The Company has consulting agreements with various individuals and companies for routine business activities including assistance with regulatory, marketing, investor relations and research and development activities. As of December 31, 1997 there were no significant firm commitments pursuant to any of such agreements, and none of such agreements are with affiliates of the Company.

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

Results of Operations

         The following table presents the breakdown of consolidated results of operations by operating unit for 1997, 1996 and 1995. Although the subsequent discussion addresses the consolidated results of operations for CytRx and its subsidiaries, management believes this presentation of net results by operating unit is important to an understanding of the consolidated financial statements taken as a whole.


                                                                Year ended December 31,
                                                   -----------------------------------------------
(in thousands)                                      1997                 1996              1995
                                                   -------             -------           --------
CytRx                                              $(4,462)            $(2,205)          $ (8,441)
Vaxcel                                              (2,599)             (1,124)            (1,386)
Vetlife                                              1,146              (1,015)              (826)
                                                   -------             -------           --------
Net loss from Continuing Operations                $(5,915)            $(4,344)          $(10,653)

Proceutics (discontinued operations)                  (138)             (1,448)                 -
                                                   -------             -------           --------

Net loss                                           $(6,053)            $(5,792)          $(10,653)
                                                   =======             =======           ========

         Consolidated net sales from continuing operations for 1997 were $14,347,000, as compared to $1,591,000 in 1996 and $513,000 in 1995. Cost of sales from continuing operations was $7,206,000 in 1997, $652,000 in 1996,and $50,000 in 1995. The dramatic increase in net sales was due to the initiation of sales and marketing activities by Vetlife during the fourth quarter of 1996. The significant components of net sales are shown below.


                                                                Year ended December 31,
                                                     ------------------------------------------
(in thousands)                                         1997             1996              1995
                                                     -------           ------            ------
Product Sales (Vetlife)                              $13,469             $711            $    -
Product Sales (CytRx)                                    456              522               513
Services (CytRx)                                         422              358                 -
                                                     -------           ------            ------
Net Sales from Continuing Operations                 $14,347           $1,591            $  513
                                                      ======           ======            ======

         Investment income from continuing operations was $797,000 in 1997, as compared to $1,169,000 in 1996 and $1,804,000 in 1995. The decrease for each year is attributable to declining cash and investment balances. In 1995 CytRx chose to convert the majority of its short-term investments into cash equivalents. At January 1, 1995, the Company had $2.5 million in unrealized losses as a result of 1994's dramatic increase in interest rates. By taking advantage of strength in the bond market during the second quarter of 1995, CytRx reduced its unrealized losses by $1.4 million, recording non-cash charges of $1.1 million during 1995. These charges are shown as a separate line item in the Consolidated Statements of Operations. Due to the higher yield on its longer-term investments during the period in which these losses were incurred and then recognized (February 1994 to June 1995), total investment income, net of realized losses, exceeded the amount of potential investment income which would have been realized had the Company avoided such losses by investing in shorter-term securities.

         Research and development expenditures from continuing operations during 1997 were $4,649,000 versus $2,806,000 in 1996 and $7,071,000 in 1995. The decrease from 1995 to 1996 was primarily due to a shift of personnel and capital resources from the Company's internal research efforts to Proceutics, coupled with a broader base of selling and administrative activities in Proceutics and Vetlife to which overall facilities costs and shared services are allocated, thereby reducing such allocations to research and development. Research and development expenditures increased in 1997 as a result of the Company's development activities for

FLOCOR, including the completion of a Phase II clinical trial and preparation for a Phase III trial which was initiated in March 1998. The Company also devoted significant resources toward addressing manufacturing issues for FLOCOR. In 1997, the Company recognized a $951,000 charge for acquired in-process research and development as a result of Vaxcel's acquisition of Zynaxis (See
Note 5 to Financial Statements). The acquisition of this in-process research and development did not significantly impact the Company's ongoing research and development expenditures during 1997; however, the Company anticipates significant future expenditures will be required to continue development of these technologies into commercially viable products. Such expenditures will be limited by Vaxcel's available capital resources.

         Selling, general and administrative expenses from continuing operations during 1997 were $8,846,000 as compared to $3,929,000 in 1996 and $3,575,000 in
1995. The increase from 1996 to 1997 is primarily due to the initiation of selling activities for Vetlife. Management believes that inflation had no material impact on the Company's operations during the three year period ended December 31, 1997.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having time-sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000.

         Based on a recent assessment, the Company determined that its accounting software will need to be updated or modified. This should be accomplished through updates from the software manufacturer. The Company does not expect any material costs associated with this modification or any disruptions to its primary operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

Impact of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The adoption of Statement 130 will not impact the Company's consolidated financial statements.

         In June 1997, the FASB issued Statement 131, Disclosures About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. Statement 131 is effective for periods beginning after December 15, 1997. The adoption of Statement 131 will not have a significant impact on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

CytRx Corporation and Subsidiaries


                                                                                       December 31,
                                                                            -------------------------------
ASSETS                                                                          1997              1996
                                                                            ------------       ------------
Current assets:

     Cash and cash equivalents                                              $  5,895,008       $  1,429,207
     Short-term investments                                                            -          9,564,827
     Accounts receivable                                                       1,917,013            643,079
     Inventories                                                               2,272,798              9,508
     Other current assets                                                         29,157            532,399
                                                                            ------------       ------------

        Total current assets                                                  10,113,976         12,179,020

Property and equipment, net                                                    4,713,586          5,012,809

Other assets:

     Long-term investments (restricted)                                        5,326,647          5,979,430
     Notes receivable                                                            400,000            975,000
     Acquired developed technology, net                                        3,454,356                  -
     Other assets                                                                897,430            153,063
                                                                            ------------       ------------

        Total other assets                                                    10,078,433          7,107,493
                                                                            ------------       ------------

        Total assets                                                        $ 24,905,995       $ 24,299,322
                                                                            ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $  1,273,303       $    586,920
     Accrued liabilities                                                       1,599,628          1,123,476
     Unearned revenue                                                            166,187            251,192
                                                                            ------------       ------------

        Total current liabilities                                              3,039,118          1,961,588

6% Convertible debentures                                                      2,000,000                  -
Minority interest in Vaxcel,Inc.                                                 618,482                  -

Commitments

Stockholders' equity:

     Preferred Stock, $.01 par value, 1,000 shares authorized,
        including 1,000 shares of Series A Junior Participating Preferred
        Stock; no shares issued and outstanding                                        -                  -
     Common stock, $.001 par value, 18,750,000 shares authorized;
        7,986,441 and 7,945,203 shares issued at December 31, 1997
        and 1996, respectively                                                     7,986              7,945
     Additional paid-in capital                                               65,793,491         62,653,015
     Treasury stock, at cost (555,154 and 507,750 shares held at
        December 31, 1997 and 1996, respectively)                             (2,198,533)        (2,021,669)
     Accumulated deficit                                                     (44,354,549)       (38,301,557)
                                                                            ------------       ------------

        Total stockholders' equity                                            19,248,395         22,337,734
                                                                            ------------       ------------

        Total liabilities and stockholders' equity                          $ 24,905,995       $ 24,299,322
                                                                            ============       ============

                             See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

CytRx Corporation and Subsidiaries


                                                                       Year Ended December 31,
                                                           --------------------------------------------
                                                               1997             1996            1995
                                                           ------------    ------------    ------------
Revenues:

     Net sales                                             $ 14,347,461    $  1,591,123    $    512,528
     Investment income                                          797,069       1,168,641       1,803,988
     Collaborative, grant and license fee income                337,438         187,667         115,000
     Other                                                      304,912          96,559         111,814
                                                           ------------    ------------    ------------
                                                             15,786,880       3,043,990       2,543,330

Expenses:

     Cost of sales                                            7,205,522         652,465          49,789
     Research and development                                 4,648,555       2,806,216       7,070,600
     Acquired incomplete research and development               951,017               -               -
     Selling, general and administrative                      8,846,285       3,929,121       3,574,651
     Write-off of patent costs                                        -               -       1,395,476
     Realized loss on short-term investments                          -               -       1,102,622
     Interest                                                   293,048               -           2,774
                                                           ------------    ------------    ------------
                                                             21,944,427       7,387,802      13,195,912
                                                           ------------    ------------    ------------

Loss from continuing operations before minority interest     (6,157,547)     (4,343,812)    (10,652,582)
Minority interest                                              (242,487)              -               -
                                                           ------------    ------------    ------------
Loss from continuing operations                              (5,915,060)     (4,343,812)    (10,652,582)

Loss from discontinued operations                              (137,932)     (1,447,967)              -
                                                           ============    ============    ============
Net loss                                                   $ (6,052,992)   $ (5,791,779)   $(10,652,582)
                                                           ============    ============    ============

Basic and diluted loss per common share:

     Loss from continuing operations                       $      (0.80)   $      (0.56)   $      (1.35)
     Loss from discontinued operations                            (0.02)          (0.19)              -
                                                           ============    ============    ============
     Net loss                                              $      (0.82)   $      (0.75)   $      (1.35)
                                                           ============    ============    ============

Basic and diluted weighted average shares outstanding         7,424,372       7,737,949       7,905,364

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CytRx Corporation and Subsidiaries

                                                    Common Stock
                                               ----------------------      Additional                   Net Unrealized
                                                Shares                      Paid-in       Accumulated       Loss on
                                                Issued        Amount        Capital         Deficit      Investments
                                               ----------------------------------------------------------------------

Balance at December 31, 1994                   7,893,962    $   7,894    $ 62,350,926    $(21,857,196)   $(2,475,277)
     Issuance of common stock upon
        exercise of stock options and other       21,346           21         163,765
     Reduction of unrealized loss
        on investments                                                                                     2,475,277
     Purchase of treasury stock
     Net loss                                                                             (10,652,582)
                                               ----------------------------------------------------------------------
Balance at December 31, 1995                   7,915,308        7,915      62,514,691     (32,509,778)             -
     Issuance of common stock                     29,895           30         138,324
     Purchase of treasury stock
     Net loss                                                                              (5,791,779)
                                               ----------------------------------------------------------------------
Balance at December 31, 1996                   7,945,203        7,945      62,653,015     (38,301,557)             -
     Issuance of common stock                     41,238           41         169,373
     Purchase of treasury stock
     Unrealized gain on sale of shares
        of subsidiary                                                       2,706,397
     Beneficial conversion feature of
        convertible debentures                                                264,706
     Net loss                                                                              (6,052,992)
                                               ----------------------------------------------------------------------
Balance at December 31, 1997                   7,986,441    $   7,986     $65,793,491    $(44,354,549)   $         -
                                               ======================================================================



                                               Treasury
                                                 Stock            Total
                                             ------------------------------

Balance at December 31, 1994                 $        -        $ 38,026,347
     Issuance of common stock upon
        exercise of stock options and other                         163,786
     Reduction of unrealized loss
        on investments                                            2,475,277
     Purchase of treasury stock                 (242,343)          (242,343)
     Net loss                                                   (10,652,582)
                                             ------------------------------
Balance at December 31, 1995                    (242,343)        29,770,485
     Issuance of common stock                                       138,354
     Purchase of treasury stock               (1,779,326)        (1,779,326)
     Net loss                                                    (5,791,779)
                                             ------------------------------
Balance at December 31, 1996                  (2,021,669)        22,337,734
     Issuance of common stock                                       169,414
     Purchase of treasury stock                 (176,864)          (176,864)
     Unrealized gain on sale of shares
        of subsidiary                                             2,706,397
     Beneficial conversion feature of
        convertible debentures                                      264,706
     Net loss                                                    (6,052,992)
                                             ------------------------------
Balance at December 31, 1997                 $(2,198,533)      $ 19,248,395
                                             ==============================

                             See accompanying notes.

Consolidated Statements of Cash Flows
CytRx Corporation and Subsidiaries


                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                      1997            1996             1995
                                                                  ------------    ------------    ------------
Cash flows from operating activities:

     Net loss                                                     $ (6,052,992)   $ (5,791,779)   $(10,652,582)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                                   607,349         655,006         568,542
        Amortization                                                   145,644               -               -
        Charge for acquired incomplete research and development        951,017               -               -
        Charge for beneficial conversion feature of
           convertible debentures                                      264,706               -               -
        Write-off of patent costs                                            -               -       1,395,476
        Write-off of fixed assets                                            -               -         136,647
        Minority interest in net loss of subsidiary                   (242,487)              -               -
        Changes in assets and liabilities:
           Receivables                                                (979,874)       (552,002)        (22,487)
           Inventories                                              (2,263,290)         (3,190)            333
           Note receivable                                                   -        (975,000)              -
           Other assets                                                537,902        (162,443)        168,299
           Accounts payable                                            640,383         320,795         (18,054)
           Unearned revenue                                            (85,005)        251,192               -
           Other liabilities                                           382,053         200,103         573,332
                                                                  ------------    ------------    ------------

     Total adjustments                                                 (41,602)       (265,539)      2,802,088
                                                                  ------------    ------------    ------------

        Net cash used in operating activities                       (6,094,594)     (6,057,318)     (7,850,494)

Cash flows from investing activities:
     Purchases of held-to-maturity securities                      (22,103,140)    (12,024,022)     (9,632,312)
     Sales of available-for-sale securities                                  -               -      26,437,732
     Maturities of held-to-maturity securities                      32,399,348       5,036,000       4,625,000
     Net cash paid for acquisition                                  (1,257,974)              -               -
     Capital expenditures, net                                        (273,755)       (530,051)       (251,773)
                                                                  ------------    ------------    ------------

        Net cash provided (used) by investing activities             8,764,479      (7,518,073)     21,178,647

Cash flows from financing activities:
     Net proceeds from issuance of common stock                        169,414         138,354         163,786
     Purchase of treasury stock                                       (176,864)     (1,779,326)       (242,343)
     Proceeds from issuance of debt, net of issuance costs           1,803,366               -               -
                                                                  ------------    ------------    ------------

        Net cash provided (used) by financing activities             1,795,916      (1,640,972)        (78,557)
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                 4,465,801     (15,216,363)     13,249,596

Cash and cash equivalents at beginning of year                       1,429,207      16,645,570       3,395,974
                                                                  ------------    ------------    ------------

Cash and cash equivalents at end of year                          $  5,895,008    $  1,429,207    $ 16,645,570
                                                                  ============    ============    ============


Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                       $     23,342    $          -    $      2,774
                                                                  ============    ============    ============

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       CYTRX CORPORATION AND SUBSIDIARIES

1.       NATURE OF BUSINESS

         CytRx Corporation and its subsidiaries (Proceutics, Inc., Vaxcel, Inc. and Vetlife, Inc.) (collectively the "Company") are engaged in the development of pharmaceutical products including FLOCOR to treat acute sickle cell crisis and other vascular diseases and technologies to improve the effectiveness of vaccines. Prior to the divestiture of VetLife, Inc. in April 1998, the Company also marketed and distributed products to enhance food animal growth.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The consolidated financial statements include the accounts of CytRx Corporation ("CytRx") together with those of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 1997 financial statement presentation. As more thoroughly discussed in Note 12, Proceutics, Inc. ("Proceutics") is presented as a discontinued operation for all periods presented.

         Reverse Stock Split - All share and per share information in the accompanying consolidated financial statements and notes thereto has been retroactively adjusted to reflect a one-for-four reverse stock split approved on February 5, 1996 by the Company's stockholders, effective February 6, 1996.

         Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of auction-market preferred stock, commercial paper and amounts invested in money market accounts.

         Restricted Cash - In January 1996 Vetlife, Inc. ("Vetlife") signed an agreement with IVY Laboratories, Inc. ("IVY") to market and distribute IVY's line of FDA-approved cattle growth products and devices in North America. In connection with the agreement, Vetlife was required to obtain a letter of credit in the amount of $5 million in favor of IVY. Such unused letter of credit is collateralized by approximately $5.3 and $5.9 million in cash equivalents and investments at December 31, 1997 and 1996, respectively. Such collateral is presented as long-term investments in the accompanying consolidated balance sheet.

         Investments - Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses are included in investment income and are determined on a first-in, first-out basis (see Note 3).

         Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, investments (see Note 3), accounts receivable, note receivable, accounts payable and convertible debentures approximate their fair values. The carrying amount reported in the balance sheet for long-term debt approximates its fair value. The fair value of such long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

         Inventories - Inventories, which are comprised primarily of finished cattle growth promotant products, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

         Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (twenty years for buildings and five to seven years for equipment and furniture) of the related assets.

         Acquired Developed Technology and Other Intangibles - Acquired developed technology and other intangible assets, primarily goodwill, (See
Note 5) are amortized over their estimated useful lives (fifteen years) on a straight-line basis. Management continuously monitors and evaluates the realizability of recorded acquired developed technology and other intangible assets to determine whether their carrying values have been impaired. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During 1997, continued losses at Vaxcel indicated that acquired developed technology of $3.5 million and goodwill of $600,000 might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write-down those assets to fair value.

         Patents and Patent Application Costs - Prior to 1995 the Company capitalized the costs associated with obtaining patents on its technologies. During the first quarter of 1995 the Company changed from deferring and amortizing such costs to recording them as expenses when incurred because, even though the Company believes the patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain. Accordingly, the new accounting method was adopted in recognition of a possible change in estimated future benefits. Since the effect of this change in accounting principle was inseparable from the effect of the change in accounting estimate, such change was accounted for as a change in estimate in accordance with Opinion No. 20 of the Accounting Principles Board. As a result, the Company recorded a non-cash write-off of $1.4 million during 1995 ($.18 per share). Future patent costs are expected to be expensed since the benefits to be derived therefrom are likely to be uncertain.

         Basic and Diluted Loss per Common Share - In February 1997, the FASB issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, the calculation of basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Loss per share amounts for all periods have been presented in accordance with Statement 128 requirements.

         Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debentures) are excluded from the computation of diluted loss per share since the effect would be antidilutive.

         Shares Reserved for Future Issuance - The Company has reserved approximately 2,238,000 of its authorized but unissued shares of common stock for future issuance pursuant to stock options and warrants, convertible debt and employee benefit plans.

         Revenue Recognition - Sales are recognized at the time the products are shipped or services rendered. The Company does not require collateral or other securities for sales made on credit. Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred. The costs incurred under such arrangements approximated the revenues reported in the accompanying statements of operations. License fees reported in the accompanying statements of operations consist entirely of nonrefundable fees received upon the signing of certain technology license and option agreements. These fees were recognized as income when they were received. Such agreements generally contain provisions for additional fees upon the achievement of certain development milestones by the licensee and upon approval of the related products, followed by a royalty based upon net sales. Such fees, if any, will be recognized as income when they become receivable under the terms of the related contracts.

         Sale of Stock by a Subsidiary - The Company does not recognize gains on the sale of previously unissued stock of subsidiaries when there are significant uncertainties regarding the Company's ability to ultimately realize its investment in the subsidiary. Such gains are reflected as additional paid-in capital in the Company's consolidated financial statements.

         Stock-based Compensation - The Company grants stock options for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and, accordingly, recognizes no compensation expense for the stock option grants (see Note 8).

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company has continued to account for stock-based compensation in accordance with APB 25.

         The Company has also granted a limited number of stock options to consultants and certain third parties. These stock options generally expire after ten years from the date of grant and have exercise prices equal to the fair market value of the underlying common stock at the date of grant. The fair value of the stock options granted to consultants and certain third parties was immaterial.

         Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash equivalents and investments in large well-capitalized financial institutions and the Company's investment policy disallows investment in any debt securities rated less than "investment-grade" by national ratings services.

         Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Investments

         At January 1, 1995 the Company classified all of its investments as available-for-sale. Proceeds from sales of available-for-sale securities during 1995 were $25.3 million. Net realized losses on sales of available-for-sale securities during 1995 were $1.1 million.

         At December 31, 1997 and 1996 the Company has classified all of its investments as held-to-maturity, as summarized below (in thousands):

                                                                      Gross          Gross          Fair
                                                                    Unrealized     Unrealized      Market
                                                      Cost            Gains          Losses         Value
                                                     -------        ----------     ----------      -------
December 31, 1997:
------------------
Corporate debt securities                            $10,541        $     1        $     -         $10,542


December 31, 1996:
------------------
U.S. government debt securities                      $   598        $     1        $     -         $   599
Corporate debt securities                             15,645              -             64          15,581
                                                     -------        -------        -------         -------
Total                                                $16,243        $     1        $    64         $16,180
                                                     =======        =======        =======         =======

         On December 31, 1997 and 1996, investments were included in the following captions on the consolidated balance sheets as follows (in thousands):


                                                                 1997                1996
                                                                 ----                ----
                  Cash and cash equivalents                    $ 5,214            $   699
                  Short-term investments                             -              9,565
                  Long-term investments                          5,327              5,979
                                                               -------            -------
                                                               $10,541            $16,243
                                                               =======            =======

         The contractual maturities of securities held at December 31, 1997 are one year or less. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

4.       Property and Equipment

         Property and equipment at December 31 consist of the following (in thousands):

                                                                           1997             1996
                                                                           ----             ----
Land                                                                     $   220           $  220
Buildings and improvements                                                 4,184            4,188
Equipment and furnishings                                                  2,963            2,651
                                                                         -------           ------
                                                                           7,367            7,059
Less accumulated depreciation and amortization                            (2,653)          (2,046)
                                                                         -------           ------
                                                                         $ 4,714           $5,013
                                                                         =======           ======

5.       Acquisition of Zynaxis, Inc.

         In December 1996 CytRx, Vaxcel, Inc. ("Vaxcel") and Zynaxis, Inc. ("Zynaxis") signed an agreement whereby Zynaxis would be merged with a wholly-owned subsidiary of Vaxcel. At that time Zynaxis was a publicly-held biotechnology company engaged in the development of certain vaccine technologies. The transaction was approved by the Zynaxis stockholders at a meeting held on May 21, 1997 and was consummated as of that date.

         Under the terms of the agreement all of the outstanding shares of Zynaxis were converted into shares of Vaxcel based upon certain exchange ratios defined in the agreement, resulting in the issuance of an aggregate of 1.4 million (12.5%) of the outstanding (post-merger) shares of Vaxcel common stock (at $2.91 per share) to former Zynaxis stockholders at the date of closing. The merger was treated as a purchase by Vaxcel and constituted a tax-free reorganization for Zynaxis stockholders. The results of operations of Zynaxis are included in the statement of operations since May 21, 1997.

         Pursuant to the agreement, CytRx was to provide up to $2 million to Zynaxis under a secured credit facility during the period prior to closing of the merger, at which time the outstanding principal and interest was to be contributed to the capital of Vaxcel, together with additional equity in the amount of $4 million less the outstanding principal and interest of the secured note. At the time of closing the outstanding principal and interest of the secured note to Zynaxis was approximately $1.7 million, resulting in a net cash infusion from CytRx to Vaxcel of approximately $2.3 million. In addition, at the date of closing, Vaxcel issued to CytRx a one-year warrant entitling CytRx to purchase a number of shares of Vaxcel common stock equal to the amount of capital which may be necessary for Vaxcel to satisfy requirements for inclusion in the Nasdaq SmallCap Market, divided by one-half of the $2.91 per share transaction price at the date of closing.

         In accordance with the provisions of APB Nos. 16 and 17, all identifiable assets acquired, including identified intangible assets and liabilities assumed, were assigned a portion of the purchase price based on their respective fair values. The fair values of the acquired developed technology and incomplete research and development were determined based on an independent appraisal. A summary of the allocation of the purchase price is a follows (in thousands):

           Net tangible assets, less outstanding liabilities                            $ (830)
           Acquired developed technology and other intangibles                           4,241
           Acquired incomplete research and development                                    951
                                                                                        ------
                                                                                        $4,362
                                                                                        ======

         As a result of this transaction, CytRx owns 87.5% of the outstanding Vaxcel common stock and former Zynaxis stockholders own the remaining 12.5%. An unrealized gain of $2,706,000 relating to the sale of 12.5% of Vaxcel common stock is reflected in stockholders' equity. The change to equity reflecting CytRx's proportionate share of the increase in Vaxcel's equity related to the shares issued in connection with the acquisition of Zynaxis was recorded as an equity transaction since realization of the gain was not assured.

         The following table presents unaudited pro forma operating results for the years ended December 31, 1997 and 1996, as if the acquisition of Zynaxis had occurred on January 1 of each period (in thousands, except for per share data).

                                                                  1997                      1996
                                                                  -------                  ------
         Revenues                                                 $16,615                  $4,834
         Loss from continuing operations
            before minority interest                               (5,901)                 (9,624)
         Minority interest                                           (293)                   (800)
         Loss from continuing operations                           (5,608)                 (8,824)
         Net loss                                                  (5,746)                (10,272)
         Basic and diluted loss per share from
            continuing operations                                    (.76)                  (1.14)
         Basic and diluted net loss per share                        (.77)                  (1.33)

6.       6% CONVERTIBLE DEBENTURES

         On October 22, 1997, the Company privately placed (the "Note Sale") with certain investors (the "Investors") $2,000,000 of convertible notes (the "Debentures") which mature in October, 2001. The Debentures may be converted into CytRx common stock on and after December 21, 1997 at a price equal to the lesser of 85% of the average closing bid price for the 10 days preceding the conversion, or $5.68 per share (the "Conversion Price"). Such beneficial conversion feature was determined to have a fair value of $265,000 at the date of issuance and has been amortized to interest expense from the date of issuance through the date the Debentures first became convertible. The Debentures were sold at par and bear interest at a rate of 6% per annum. The terms of the Debentures grant CytRx the right to redeem the Debentures at 110% of par if the Conversion Price falls below $4. Also in connection with the Note Sale, the Investors were issued two year warrants to purchase 40,000 shares of CytRx common stock at an exercise price of $5.68. The fair value of such warrants was determined to be insignificant.

         In February 1998, $400,000 of the Debentures were converted into 161,608 shares of common stock, and an additional $400,000 of Debentures were redeemed by the Company.

7.       COMMITMENTS AND CONTINGENCIES

         Lease Commitments - Rental expense under operating leases during 1997, 1996 and 1995 approximated $118,000, $96,000 and $69,000, respectively. Minimum annual future obligations for operating leases are $167,000, $50,000 and $45,000 in 1998, 1999 and 2000, respectively. Aggregate minimum future subrentals the Company expects to receive under noncancellable subleases through January 2000 total approximately $60,000 at December 31, 1997.

         Purchase Commitments - At December 31, 1997, the Company had outstanding firm purchase commitments for inventory of approximately $46.0 million related to minimum annual purchase volumes under certain contracts covering a period of four years. Such contracts are with the supplier of the Company's cattle growth promotant products. Purchases from this supplier totaled $7,270,000 and $2,000 in the years ended December 31, 1997 and 1996, respectively.

8.       STOCK OPTIONS AND WARRANTS

         The Company and its subsidiaries, Vaxcel and VetLife, have stock option plans pursuant to which certain key employees and directors are eligible to receive incentive and/or nonqualified stock options to purchase shares of the Company's common stock. The options granted under the plans generally become exercisable over a three year period from the dates of grant and have lives of ten years. Additionally, the Company has granted warrants to purchase shares of the Company's common stock to its President and Chief Executive Officer subject to vesting criteria as set forth in his employment agreement; such warrants have lives of ten years from the dates of grant. Exercise prices of all options and warrants are set at the fair market values of the common stock on the dates of grant.

         A summary of the Company's stock option and warrant activity and related information for the years ended December 31 is shown below. In January 1995 the Company repriced certain employee stock options and warrants, resulting in the net cancellation of 91,060 options and warrants.

                                             Options and Warrants                  Weighted Average Exercise Price
                                   ---------------------------------------         -------------------------------
                                       1997          1996           1995            1997        1996         1995
                                       ----          ----           ----            ----        ----         ----
Outstanding - beginning of year     1,237,031     1,018,289      1,084,731         $ 5.00      $ 6.08      $ 10.08
Granted                               221,700       275,688        151,611           4.35        3.72         6.19
Exercised                                   -             -         (3,926)             -           -         7.00
Forfeited                             (19,434)      (56,946)      (214,127)          6.64       20.44        15.36
Expired                                     -             -              -              -           -            -
                                    ---------     ---------      ---------         ------      ------      -------
Outstanding - end of year           1,439,297     1,237,031      1,018,289         $ 4.87      $ 5.00      $  6.08
                                    =========     =========      =========         ======      ======      =======

Exercisable at end of year            940,541       874,946        842,992         $ 5.22      $ 5.22      $  5.81

Weighted  average  fair  value of
   options and  warrants  granted
   during the year:                     $3.97         $3.39          $6.07

         The following table summarizes additional information concerning options and warrants outstanding and exercisable at December 31, 1997:

                     Options Outstanding                                            Options Exercisable
-------------------------------------------------------------------------    --------------------------------
                                          Weighted
                                           Average
                                          Remaining         Weighted                              Weighted
     Range of        Number of Shares    Contractual        Average              Number           Average
  Exercise Prices                       Life (years)     Exercise Price        Exercisable     Exercise Price
-------------------- ----------------- ---------------- -----------------    ---------------- ---------------
$  2.75 -  4.81         1,131,060            7.6           $  4.24                665,437         $ 4.39
   5.00 -  7.00           278,689            5.9              6.98                252,439           6.97
   7.50 - 10.00            26,047            7.0              8.47                 19,164           8.63
  15.75 - 31.00             3,501            6.4             17.41                  3,501          17.41
                        ---------                                                 -------
                        1,439,297            7.3              4.88                940,541           5.22
                        =========                                                 =======

         A summary of Vaxcel's stock option activity and the related information for the years ended December 31 is shown below.

                                          Options                   Weighted Average Exercise Price
                               --------------------------------  --------------------------------------
                                 1997        1996          1995       1997         1996         1995
                                 ----        ----          ----       ----         ----         ----

Outstanding - beginning of
year                           794,453      735,000      531,500      $1.50        $1.50        $1.50
Granted                         63,000       73,620      203,500       3.18         1.50         1.50
Exercised                       (5,333)           -            -       1.50            -            -
Forfeited                       (5,120)     (14,167)           -       1.50         1.50            -
                               -------      -------      -------
Outstanding - end of year      847,000      794,453      735,000      $1.63        $1.50        $1.50
                               =======      =======      =======

Exercisable at end of year     293,663      184,332       95,498      $1.57        $1.50        $1.50

Weighted average fair value of
options granted during the year  $1.82        $0.83        $0.87

         The exercise prices for options outstanding as of December 31, 1997 ranged from $1.00 to $3.25. The weighted average remaining contractual life of those options is 6.6 years.

         A summary of VetLife's stock option activity and the related information for the years ended December 31 is shown below.

                                               Options                   Weighted Average Exercise Price
                                   --------------------------------  --------------------------------------
                                    1997         1996         1995        1997         1996         1995
                                    ----         ----         ----        ----         ----         ----
Outstanding - beginning of
year                               895,150      598,150      420,150      $1.50        $1.50        $1.50
Granted                            115,000      767,000      178,000       1.50         1.50         1.50
Exercised                                -            -            -          -            -            -
Forfeited                          (20,000)    (470,000)           -       1.50         1.50            -
                                   -------     --------      -------
Outstanding - end of year          990,150      895,150      598,150      $1.50        $1.50        $1.50
                                   =======     ========      =======

Exercisable at end of year         199,030      127,116       79,832      $1.50        $1.50        $1.50

Weighted average fair value of
options granted during the year       $.60         $.60         $.66

         The exercise price for all options outstanding as of December 31, 1997 was $1.50. The weighted average remaining contractual life for options outstanding at December 31, 1997 was 8.4 years.

         The Company and its subsidiaries have elected to follow APB 25 and related Interpretations in accounting for their employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's and its subsidiaries' employee stock options equal the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Stock options granted to consultants and certain other third parties are valued at their fair value on the dates of grant and have been immaterial to date.

         Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company and its subsidiaries had accounted for their employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the Company's options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                  1997                1996           1995
                                                  ----                ----           ----
Weighted average risk free interest rate          6.22%               6.30%          6.79%
Dividend yields                                      0%                  0%             0%
Volatility factors of the expected market
price of Vaxcel's common stock                   1.055                1.12           1.12
Weighted average life of the option                  8                   8              8

         The fair value for Vaxcel's options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                  1997                1996           1995
                                                  ----                ----           ----
Weighted average risk free interest rate          6.53%               6.34%           7.49%
Dividend yields                                      0%                  0%              0%
Volatility factors of the expected market
price of Vaxcel's common stock                    .585                .378            .378
Weighted average life of the option                  8                   8               8

         The fair value for VetLife's options was estimated at the date of grant using a minimum value option pricing model, which is appropriate for nonpublic companies, with the assumptions as shown below. The minimum value method assumes no volatility in the stock price.

                                                  1997                1996           1995
                                                  ----                ----           ----
Weighted average risk free interest rate          6.41%               6.36%          7.27%
Dividend yields                                      0%                  0%             0%
Weighted average life of the option                  8                   8              8


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's and its subsidiaries' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share data):

                                                           1997              1996            1995
                                                           ----              ----            ----
Pro forma net loss                                       ($6,969)          ($6,343)        ($10,936)
Pro forma net loss per share (basic
   and diluted)                                            ($.94)            ($.82)          ($1.38)

         Statement 123 is applicable only to options granted subsequent to December 31, 1994; therefore, its proforma effect will not be fully reflected until 1998.

9.       ADOPTION OF SHAREHOLDER PROTECTION RIGHTS PLAN

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

         The Rights have been distributed to protect the Company's stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirers.

10.      RETIREMENT PLAN

         The Company maintains a defined contribution retirement plan (the "Plan") covering employees of the Company. Historically, at the Board of Directors' discretion, the Company has matched 50% of the participant's contribution with common stock. The Company's matching contribution vests over 3 years. Total expense for the Plan for the years ended December 31, 1997, 1996 and 1995 was $164,000, $143,000 and $139,000, respectively, of which $53,000,
$52,000 and $-0- related to the discontinued operations of Proceutics for the years ended December 31, 1997, 1996 and 1995, respectively.

11.      INCOME TAXES

         For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $44.6 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire in 2000 through 2012. They also have an aggregate of approximately $1.1 million of research and development credits available for offset against future income taxes which expire in 2000 through 2010.

         Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:


                                                                                           December 31,
                                                                                           ------------
                                                                                   1997                   1996
                                                                                   ----                   ----
                Deferred tax assets:

                  Net operating loss carryforward                                 $16,942,006           $13,965,378
                  Tax credit carryforward                                           1,095,762             1,075,455
                  Other                                                             1,395,900               334,389
                                                                                  -----------           -----------
                Total deferred tax assets                                          19,433,668            15,375,222
                Deferred tax liabilities:
                  Acquired developed technology and other intangibles              (1,556,100)                    -
                  Depreciation                                                       (194,065)             (183,542)
                                                                                  -----------           -----------
                Total deferred tax liabilities                                     (1,750,165)             (183,542)
                                                                                  -----------           -----------
                Net deferred tax assets                                            17,683,503            15,191,680
                Valuation allowance                                               (17,683,503)          (15,191,680)
                                                                                  -----------           -----------
                                                                                  $         -           $         -
                                                                                  ===========           ===========

         Based on assessments of all available evidence as of December 31, 1997 and 1996, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the deferred income tax assets.

          The amount of net operating loss carryforwards generated by Zynaxis prior to the merger was $31,000,000. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company anticipates that these limitations will affect utilization of the carryforwards prior to expiration. Therefore, for financial reporting purposes the Company has recorded a deferred tax asset of $1,277,000, giving effect to these limitations with a corresponding valuation allowance of $1,277,000. When realized, the tax benefit of these loss carryforwards will be applied to reduce acquired developed technology and other intangibles related to the acquisition of Zynaxis.

12.      DISCONTINUED OPERATIONS

         On February 16, 1998, the Company consummated a sale of substantially all of the assets of Proceutics other than real estate to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets consisting of a laboratory building which it is leasing to Oread. The Company expects a gain related to the sale of Proceutics which will be recognized in 1998.

         Revenues from the discontinued operations of Proceutics approximated $1,984,000, $1,004,000 and $-0- for the years ended December 31, 1997, 1996 and
1995, respectively. In addition, capital expenditures and depreciation expense for the years ended December 31, 1997 and 1996 were $165,000 and $365,000; and $336,000 and $437,000, respectively. A summary of the assets and liabilities of Proceutics which were sold, and which are included in the consolidated balance sheets at December 31, 1997 and 1996 are as follows (in thousands):

                                                                   1997                 1996
                                                                  ------                ------
                Current assets                                    $  721                $  674
                Property and equipment, net                          696                   721
                                                                  ------                ------
                Total assets                                      $1,417                $1,395
                                                                  ======                ======
                Total liabilities                                 $  228                $  637
                                                                  ======                ======

13.  POTENTIAL SALE OF REAL ESTATE

         On February 23, 1998, the Company entered into an agreement with Alexandria Real Estate Equities, Inc. ("Alexandria") pursuant to which CytRx and Proceutics would sell the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria for $4,500,000. Under the terms of the Agreement, Proceutics' rights and obligations under the lease to Oread (See Note
12) would be assigned to Alexandria and CytRx would lease the building at 154 Technology Parkway from Alexandria. The Company expects that this transaction will be consummated in April, 1998 and will result in a gain which will be recognized in 1998.

14.      SEGMENT REPORTING

         Commencing in 1996 the Company's continuing operating revenues have been generated from two primary industry segments: cattle growth promotant products (Vetlife), and research products (CytRx - Titermax). Financial information for continuing operations by industry segment at December 31, 1997 and 1996 and for the years then ended is presented below.

1997:
-----
                                      Cattle
                                      Growth      Research              General    Consolidated
(in thousands)                        Products    Products    Other    Corporate       Total
------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $13,469        $456     $422     $      -        $14,347

Operating profit (loss)                 1,504         193       77       (7,689)        (5,915)

Identifiable assets                     9,122           -        -       11,608         20,730

Capital expenditures                       11           -        -           98            109

Depreciation and amortization              16           -        -          372            388

1996:
-----
                                      Cattle
                                      Growth      Research              General    Consolidated
(in thousands)                        Products    Products    Other    Corporate       Total
------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $   711        $522     $358     $      -         $1,591

Operating profit (loss)                  (672)        173       29       (3,874)        (4,344)

Identifiable assets                     6,714           -        -       13,268         19,982

Capital expenditures                      115           -        -           79            194

Depreciation and amortization              15           -        -          203            218

         Identifiable assets are assets used in the operations of each segment. The Company has no foreign operations and operating revenues derived from foreign sources are immaterial to the consolidated total.

         During 1997, three customers of the cattle growth promotant products segment each contributed significant portions (greater than 10%) of the Company's consolidated net sales from continuing operations. These three customers comprise approximately 49.8%, 34.9% and 10.1% of consolidated net sales from continuing operations. During 1996, two customers each contributed significant portions (greater than 10%) of the Company's consolidated net sales (approximately 12% each). Also, during 1997 and 1996, the Company's cattle growth promotant products were supplied to the Company by two vendors.

Report of Independent Auditors
ERNST & YOUNG LLP



The Board of Directors and Stockholders
CytRx Corporation

         We have audited the accompanying consolidated balance sheets of CytRx Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytRx Corporation at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ Ernst & Young LLP


Atlanta, Georgia
February 27, 1998

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item is incorporated herein by reference from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated herein by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated herein by reference from the Proxy Statement.

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

                  Report of Independent Auditors dated February 27, 1998

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

                               CytRx Corporation
                            Form 10-K Exhibit Index


Exhibit
Number
-------

  2.1      Agreement and Plan of Merger and Contribution dated as of December
           6, 1996, among CytRx Corporation, Vaxcel, Inc.,
           Vaxcel Merger Subsidiary, Inc. and Zynaxis, Inc.                                                  (a)
  2.2      Preferred Stock and Warrant Agreement dated as of December 6, 1996, among CytRx Corporation, Zynaxis, Inc., Vaxcel, Inc. and each of
           the holders of Zynaxis, Inc. warrants signatory thereto                                           (a)
  2.3      Private Securities and Subscription Agreements dated October 22, 1997
           between CytRx Corporation and various investors                                                   (b)
  3.1      Certificate of Incorporation                                                                      (c)
  3.2      By-Laws                                                                                           (d)
  3.3      CytRx Corporation 6% Converible Debentures dated as of October 22, 1997
           in favor of various investors                                                                     (b)
  4.1      Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust
           Company as Rights Agent                                                                           (e)
  4.2      CytRx Corporation Stock Purchase Warrants dated as of October 22, 1997
           in favor of various investors                                                                     (b)
 10.1      Agreement with Emory University, as amended                                                       (f)
 10.2      Agreement with BASF Corporation, as amended                                                       (f)
 10.3**    1995 Employment Agreement between CytRx Corporation
           and Jack J. Luchese
 10.4*     Amendment No. 1 to 1995 Employment Agreement between
           CytRx Corporation and Jack J. Luchese                                                             (g)
 10.5*     Amendment No. 2 to 1995 Employment Agreement between
           CytRx Corporation and Jack J. Luchese                                                             (h)
 10.6*     Change of Control Employment Agreement between CytRx Corporation
           and Jack J. Luchese                                                                               (h)
 10.7*     1986 Stock Option Plan, as amended and restated                                                   (i)
 10.8*     1994 Stock Option Plan, as amended and restated                                                   (h)
 10.9*     1995 Stock Option Plan                                                                            (j)
10.10**    Asset Purchase Agreement dated February 10, 1998 by and between
           Proceutics, Inc. and Oread Laboratories, Inc.
10.11**    Lease Agreement dated February 16, 1998 by and between
           Proceutics, Inc. and Oread, Inc.
10.12**    Sublease Agreement dated February 16, 1998 by and between CytRx
           Corporation and Oread, Inc.
10.13**    Purchase and Sale Agreement dated February 23, 1998 by and between
           CytRx Corporation and Alexandria Real Estate Equities, Inc.
10.14**    Purchase and Sale Agreement dated February 23, 1998 by and between

                                                   See Prior Page From Placement



           Proceutics, Inc. and Alexandria Real Estate Equities, Inc.
10.15      Acquisition Agreement dated April 17, 1998 by and among CytRx,
           VetLife and VetLife, L.L.C.                                                                       (k)
21.1**     Subsidiaries of Registrant
23.1       Consent of Ernst & Young LLP
27.1**     Financial Data Schedule (for SEC use only).
27.2**     Financial Data Schedule - 1996 Restatement (for SEC use only).
99.1       Private Securities Litigation Reform Act of 1995 Safe Harbor
           Compliance Statement for Forward-looking Statements



* Indicates a management contract or compensatory plan or arrangement. **Indicates previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998.
-------------------

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

(g) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1997.

(h) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 1997.

(i) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996.

(j) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.

(k) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 1, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and in accordance with Rule 12b-15 promulgated thereunder, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CYTRX CORPORATION

                                         By:/s/ Jack J. Luchese
                                            -----------------------------------
                                         Jack J. Luchese, President
Date: May 26, 1998                      and Chief Executive Officer
                                         (Principal Executive Officer)

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