Form 10-K405/A
period 1997-12-31
CYTRX CORP
filed 1998-06-19
CIK 799698

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On June 18, 1998, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $17,514,000.

On June 18, 1998, there were 7,662,095 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

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

         In February and March 1998, an aggregate of $500,000 of the Debentures were converted into 204,104 shares of Common Stock. In February 1998, the Company redeemed $400,000 of the Debentures and in May 1998, the Company redeemed an additional $1,100,000 of the Debentures. The Company funded such redemptions from the proceeds from the divestiture of its non-core businesses and of its real estate assets.

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


                                                                   High                   Low
                                                                   ----                   ---
COMMON STOCK:
     1998
         January 1 to June 18                                     3 5/8                   2 1/4
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

         On June 18, 1998, the closing price of the Common Stock as reported on The Nasdaq Stock Market, was $2.3125 and there were approximately 1,500 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

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

11.      INCOME TAXES

         For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $44.6 million of net operating losses available to offset against future taxable income, subject to certain limitations of which $1,282,000 and $1,285,000 respectively, are attributed to Proceutics and VetLife. Such losses expire in 2000 through 2012. They also have an aggregate of approximately $1.1 million of research and development credits available for offset against future income taxes which expire in 2000 through 2010.

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

                                                   See Prior Page From Placement



           Proceutics, Inc. and Alexandria Real Estate Equities, Inc.
10.15      Acquisition Agreement dated April 17, 1998 by and among CytRx,
           VetLife and VetLife, L.L.C.                                                                       (k)
21.1**     Subsidiaries of Registrant
23.1       Consent of Ernst & Young LLP
27.1**     Financial Data Schedule (for SEC use only).
27.2**     Financial Data Schedule - 1996 Restatement (for SEC use only).
99.1**     Private Securities Litigation Reform Act of 1995 Safe Harbor
           Compliance Statement for Forward-looking Statements



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


                                         CYTRX CORPORATION

                                         By:/s/ Jack J. Luchese
                                            -----------------------------------
                                         Jack J. Luchese, President
Date: June 19, 1998                       and Chief Executive Officer
                                         (Principal Executive Officer)

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