Form 10-Q
period 1998-06-30
CYTRX CORP
filed 1998-08-14
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   -------------

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

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 10, 1998: 7,670,871.

                                CYTRX CORPORATION

                                    Form 10-Q




                                Table of Contents

                                                                                               Page
                                                                                               ----

PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited)
              and December 31, 1997                                                              3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month and Six Month Periods Ended June 30, 1998 and 1997                     4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Six Month Periods Ended June 30, 1998 and 1997                             5

              Notes to Condensed Consolidated Financial Statements                               6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          9

PART II.      OTHER INFORMATION

   Item 4     Results of Votes of Security Holders                                              12

   Item 6     Exhibits and Reports on Form 8-K                                                  13

SIGNATURES                                                                                      13


Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                CYTRX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30, 1998        December 31, 1997
                                                                                     --------------       -----------------
ASSETS                                                                                (unaudited)
Current assets:
     Cash and cash equivalents                                                       $ 15,039,055         $  5,895,008
     Accounts receivable                                                                  220,775            1,917,013
     Notes receivable                                                                   4,300,000                    -
     Inventories                                                                            9,001            2,272,798
     Other current assets                                                                 233,209               29,157
                                                                                     ------------         ------------
        Total current assets                                                           19,802,040           10,113,976

Property and equipment, net                                                               257,456            4,713,586

Other assets:
     Long-term investments (restricted)                                                         -            5,326,647
     Notes receivable, net of reserve                                                           -              400,000
     Acquired developed technology, net                                                 3,334,356            3,454,356
     Other assets                                                                         790,351              897,430
                                                                                     ------------         ------------
        Total other assets                                                              4,124,707           10,078,433
                                                                                     ------------         ------------

        Total assets                                                                 $ 24,184,203         $ 24,905,995
                                                                                     ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    326,797         $  1,273,303
     Accrued liabilities                                                                  576,366            1,599,628
     Unearned revenue                                                                     275,353              166,187
                                                                                     ------------         ------------
        Total current liabilities                                                       1,178,516            3,039,118

6% Convertible debentures                                                                       -            2,000,000
Minority interest in Vaxcel, Inc.                                                         502,546              618,482
Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000 shares authorized, including 1000 shares of Series A Junior Participating Preferred Stock;
        no shares issued and outstanding                                                        -                    -
     Common stock, $.001 par value, 18,750,000 shares authorized;
        8,217,249 and 7,986,441 shares issued at June 30, 1998
        and December 31, 1997, respectively                                                 8,217                7,986
     Additional paid-in capital                                                        66,374,323           65,793,491
     Treasury stock, at cost (555,154 shares held at June 30, 1998
        and December 31, 1997, respectively)                                           (2,198,533)          (2,198,533)
     Accumulated deficit                                                              (41,680,866)         (44,354,549)
                                                                                     ------------         ------------
        Total stockholders' equity                                                     22,503,141           19,248,395
                                                                                     ------------         ------------

        Total liabilities and stockholders' equity                                   $ 24,184,203         $ 24,905,995
                                                                                     ============         ============

                            See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Month Period Ended June 30,       Six Month Period Ended June 30,
                                                --------------------------------        -------------------------------
                                                    1998                1997                1998               1997
                                                -----------         ------------        -------------       -----------
Revenues:
     Net sales                                  $   254,751         $   222,889         $   472,716         $   450,200
     Interest income                                289,632             219,738             433,482             463,753
     Collaborative and grant income                 453,144              13,322             469,627             105,989
     Other                                           31,151              88,961              93,816             173,977
                                                -----------         -----------         -----------         -----------
                                                  1,028,678             544,910           1,469,641           1,193,919

Expenses:
     Cost of sales                                   47,347              62,462             111,885             140,165
     Research and development                     2,496,202             799,779           3,792,272           1,667,819
     Selling, general and administrative            961,753           1,057,132           1,728,517           1,646,340
     Acquired research and development                 --               951,017                --               951,017
                                                -----------         -----------         -----------         -----------
                                                  3,505,302           2,870,390           5,632,674           4,405,341
                                                -----------         -----------         -----------         -----------
Loss from continuing
  operations before minority interest
  and extraordinary item                         (2,476,624)         (2,325,480)         (4,163,033)         (3,211,422)
Minority interest                                   (52,680)           (125,284)           (115,936)           (125,284)
                                                -----------         -----------         -----------         -----------
Loss from continuing operations
  before extraordinary item                      (2,423,944)         (2,200,196)         (4,047,097)         (3,086,138)

Income (loss) from
  discontinued operations                         6,169,073             (63,096)          7,045,900             150,486
                                                -----------         -----------         -----------         -----------
Income (loss) before
  extraordinary item                              3,745,129          (2,263,292)          2,998,803          (2,935,652)
Extraordinary item:
  Loss on early extinguishment
    of debt                                        (203,923)                 --            (325,120)                 --
                                                -----------         -----------         -----------         -----------

Net income (loss)                               $ 3,541,206         $(2,263,292)        $ 2,673,683         $(2,935,652)
                                                ===========         ===========         ===========         ===========

Basic and diluted income (loss) per
  common share:
     Continuing operations                      $     (0.32)        $     (0.30)        $     (0.53)        $     (0.42)
     Discontinued operations                           0.81               (0.01)               0.93                0.02
     Extraordinary item                               (0.03)                 --               (0.04)                 --
                                                -----------         -----------         -----------         -----------
     Net loss                                   $      0.46         $     (0.31)        $      0.35         $     (0.40)
                                                ===========         ===========         ===========         ===========

Basic and diluted
weighted average shares outstanding               7,659,456           7,409,712           7,591,361           7,425,289






                            See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Six Month Period Ended June 30,
                                                                    -------------------------------------
                                                                          1998                1997
                                                                    ------------         ----------------
Cash flows from operating activities:
       Net income (loss)                                            $  2,673,683         $ (2,935,652)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                                324,743              324,659
            Gain on sales of subsidiaries                             (7,115,008)                   -
            Gain on sale or real estate                                 (409,454)                   -
            Extraordinary loss on early extinguishment of debt           325,120                    -
            Charge for acquired research and development                       -              951,017
            Minority interest in net loss                               (115,936)            (125,284)
            Net change in assets and liabilities                       1,057,378             (503,450)
                                                                    ------------         ------------
                  Total adjustments                                   (5,933,157)             646,942
                                                                    ------------         ------------
            Net cash used by operating activities                     (3,259,474)          (2,288,710)

Cash flows from investing activities:
       Dcrease in short-term investments                                       -            1,880,100
       Decrease in long-term investments                               5,326,647            5,096,353
       Capital expenditures/retirements, net                             (39,641)            (201,332)
       Net proceeds from sales of subsidiaries                         4,464,688                    -
       Net proceeds from sale of real estate                           4,225,221                    -
       Net cash paid for acquisition                                           -           (1,239,355)
                                                                    ------------         ------------
            Net cash provided by investing activities                 13,976,915            5,535,766

Cash flows from financing activities:
       Net proceeds from issuance of common stock                         76,606               87,762
       Redemption of debt                                             (1,650,000)                   -
       Purchase of treasury stock                                              -             (176,864)
                                                                    ------------         ------------
            Net cash used by financing activities                     (1,573,374)             (89,102)
                                                                    ------------         ------------

Net increase in cash and cash equivalents                              9,144,047            3,157,954

Cash and cash equivalents at beginning of period                       5,895,008            1,604,003
                                                                    ------------         ------------

Cash and cash equivalents at end of period                          $ 15,039,055         $  4,761,957
                                                                    ============         ============


                            See accompanying notes.

                                CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)



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

         The accompanying condensed consolidated financial statements at June 30, 1998 and for the three month and six month periods ended June 30, 1998 and 1997 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. All significant intercompany transactions have been eliminated. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1997.

         Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation. As more thoroughly discussed in Note 4, Proceutics and VetLife are presented as discontinued operations for all periods presented.

2.       INVENTORIES

         Inventories at December 31, 1997 were comprised primarily of finished cattle growth promotant products related to the discontinued operations of VetLife.

3.       6% CONVERTIBLE DEBENTURES

         In October 1997, the Company privately placed with certain investors $2,000,000 of convertible notes (the "Debentures") maturing in October, 2001. In February and March 1998, $500,000 of the Debentures were converted into 204,104 shares of common stock. The provisions for conversion of the Debentures allow the Company, at its discretion, to disallow conversions below $4.00 per share by redeeming the amount attempted to be converted at a 10% premium. In February and May 1998, $1,500,000 of Debentures were redeemed by the Company. At June 30, 1998 there were no remaining outstanding Debentures. Total redemption premiums of $150,000 were paid to redeem the Debentures. In addition $175,000 of previously capitalized debt issue costs were written off. The redemption premiums and debt issue costs written off are reflected as an extraordinary item in the statement of operations as loss on early extinguishment of debt.

4.       DISCONTINUED OPERATIONS

         Sale of Proceutics In February 1998, the Company consummated a sale of substantially all of the assets of Proceutics other than real estate to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets consisting of a laboratory building which it leased to Oread. The laboratory building was subsequently sold in April 1998 (see Note 5).

         Net income (loss) associated with Proceutics included in income (loss) from discontinued operations were $366,000 and $1,363,000 for the three and six months ended June 30, 1998, as compared to $(219,000) and $(305,000) in 1997. A gain related to the sale of approximately $820,000 is included in income (loss) from discontinued operations for the six months ended June 30, 1998. Also included in income (loss) from discontinued operations for the three months ended June 30, 1998 is a $409,000 gain on the sale of Proceutics' real estate assets (see Note 5). A summary of the assets and liabilities of Proceutics which were sold, and which are included in the consolidated balance sheet at December 31, 1997 are as follows (in thousands):

                     Current assets                          $  721
                     Property and equipment, net                696
                                                             ------
                     Total assets                            $1,417

                     Total liabilities                       $  228

Sale of VetLife
         In April 1998, CytRx and VetLife entered into an Acquisition Agreement with VetLife LLC ("VL LLC") pursuant to which VL LLC acquired substantially all of VetLife's assets for a total purchase price consisting of: (i) a cash payment of $3,500,000, subject to certain working capital adjustments, (ii) an unsecured, subordinated promissory note in the principal amount of $4,000,000 bearing interest at an annual rate of 12%, and (iii) certain contingent payments based on future sales of specified products of VL LLC and its affiliates that, if made in full, could total up to $5,500,000. The sale of the assets closed on the same day. The Company retained the $5.4 million in investments that were pledged to secure a letter of credit for VetLife.

         Net income associated with the discontinued operations of VetLife included in income (loss) from discontinued operations was $5,802,000 and $5,683,000 for the three and six months ended June 30, 1998, as compared to $156,000 and $456,000 in 1997. A gain related to the sale of approximately $6,295,000 is included in income (loss) from discontinued operations for the three and six month periods ended June 30, 1998. A summary of the assets and liabilities of VetLife which were sold and which are included in the consolidated balance sheet at December 31, 1997 are as follows (in thousands):


                  Current assets                         $ 3,695
                  Property and equipment, net                100
                                                          ------
                  Total assets                           $ 3,795
                                                          ======

                  Total liabilities                      $ 2,048
                                                          ======

5.  SALE OF REAL ESTATE

         On May 11, 1998, CytRx and Proceutics consummated the sale of the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria Real Estate Equities, Inc. ("Alexandria") for $4,500,000. Under the terms of the Agreement, Proceutics' rights and obligations under the lease to Oread (See Note 4) were assigned to Alexandria, and CytRx leased the building at 154 Technology Parkway from Alexandria. The CytRx lease is for a period of ten years, with base annual rent of $148,500, escalating 4% annually. CytRx will also be responsible for all operating expenses for the property. The Company recorded a gain of $409,000 for the sale of the Proceutics building which was recognized during the second quarter. A gain of $271,000 in the sale/leaseback of the CytRx building will be deferred and amortized over the ten year lease.

Item 2. --        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         At June 30, 1998 the Company had cash and cash equivalents of $15 million and net assets of $22.5 million, compared to $5.9 million and $19.2 million, respectively, at December 31, 1997. Working capital totaled $18.6 million at June 30, 1998, compared to $7.1 million at December 31, 1997. At December 31, 1997 the Company also had $5.3 million in investments (classified as other assets in the accompanying balance sheets) held as collateral pursuant to a letter-of-credit arrangement which was dissolved in April 1998, thereby releasing the restriction on such investments.

         Management believes that cash and cash equivalents on hand, combined with interest income, operating revenues and the proceeds from the transactions discussed below, will be sufficient to satisfy the Company's projected liquidity and working capital needs through 1999, but it is likely that additional funding will be required to complete the necessary testing and data collection procedures prescribed by the U.S. Food and Drug Administration ("FDA") for the commercialization of any products for human use. Definitive statements as to the time required and costs involved in reaching certain objectives for the Company's products are difficult to project due to the uncertainties of the medical research field. Requirements could vary depending upon the results of research, competitive and technological developments, and the time and expense required for governmental approval of products, some of which factors are beyond management's control. CytRx anticipates that it may raise funds through equity offerings. Additional funding for research and development expenditures may be obtained through joint ventures and product licensing arrangements with other companies.

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

         In April 1998, CytRx's wholly-owned subsidiary, VetLife, Inc. consummated a sale of substantially all of its assets related to its cattle marketing operations for approximately $7.5 million in cash and a note payable, plus contingent payments of up to an additional $5.5 million. (See Note 4 to Financial Statements). The Company also retained the $5.4 million in investments owned by VetLife that were pledged to secure a letter-of-credit.

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

Results of Operations

         The following table presents the breakdown of consolidated results of operations by operating unit for the three month and six month periods ended June 30, 1998 and 1997.



                                 Three Months Ended June 30,        Six Months Ended June 30,
                                 ---------------------------        -------------------------
(in thousands)                     1998               1997            1998               1997
                                   ----               ----            ----               ----
Continuing operations:
CytRx*                           $(2,056)           $(1,006)        $(3,236)           $(1,549)
Vaxcel                              (421)            (1,319)           (927)            (1,662)
Minority interest                     53                125             116                125
                                 -------            -------         -------            -------
                                  (2,424)            (2,200)         (4,047)            (3,086)

Discontinued operations:
Proceutics***                        367               (219)          1,363               (305)
VetLife**                          5,802                156           5,683                455
                                 -------            -------         -------            -------
                                   6,169                (63)          7,046                150
Extraordinary item                  (204)                --            (325)                --
                                 -------            -------         -------            -------

Net income (loss)                $ 3,541            $(2,263)        $ 2,674            $(2,936)
                                 =======            =======         =======            =======

*      Includes continuing operations of VetLife.
** Includes a $6,295,000 gain on the sale of VetLife's cattle marketing operations.
*** Three month and six month periods include a $409,000 gain on the sale of real estate assets. Six month period also includes a $820,000 gain on the sale of the Proceutics business.

         Consolidated net sales from continuing operations for the three month and six month periods ended June 30, 1998 were $255,000 and $473,000, respectively, as compared to $223,000 and $450,000, respectively, in 1997. Net sales consist primarily of sales of TiterMax(R) research adjuvant and of service revenues derived from the Company's small group of human resource professionals marketing their services under the name of Spectrum Recruitment Research ("Spectrum"). Cost of sales from continuing operations was $47,000 (18% of net sales) during the second quarter of 1998 as compared to $62,000 (28% of net sales) in 1997. For the six month period ended June 30 cost of sales was $112,000 (24% of net sales) in 1998 versus $140,000 (31% of net sales) in 1997.
Fluctuations in cost of sales are due to the mix of sales between TiterMax and Spectrum, and to fluctuations in Spectrum's use of external consultants. Although the TiterMax and Spectrum operations are profitable, the Company is not dependent on the cash flow generated by these operations.

         Interest income was $290,000 and $433,000 during the three month and six month periods ended June 30, 1998 as compared to $220,000 and $464,000 for the same periods in 1997. Fluctuations in interest income generally correspond with changes in cash and investment balances.

         Collaborative and grant income was $453,000 and $469,000 during the three month and six month periods ended June 30, 1998 as compared to $13,000 and $106,000 for the same periods in 1997. Contributing to the increase for 1998 was a $200,000 grant from the Orphan Drug Product Development Division of the FDA to support the Company's Phase III clinical trial for FLOCOR. During the third quarter of 1997, the Company was also awarded three new federal grants which provide for total funding of $500,000 over a 12 month period.

         Research and development expenditures from continuing operations for the three month period ended June 30, 1998 were $2,496,000 as compared to $800,000 in 1997. For the six month period research and development expenditures totaled $3,792,000 as compared to $1,668,000 in 1997. Research and development expenditures increased in 1998 as a result of the Company's development activities for FLOCOR, including the initiation in March 1998 of a Phase III clinical trial. For the three and six month periods ended June 30, 1997, the Company recognized a $951,000 charge for acquired research and development as a result of Vaxcel's acquisition of Zynaxis, Inc. This charge is reported as a separate line item on the accompanying Statement of Operations.

         Selling, general and administrative expenses for the three month period ended June 30, 1998 were $962,000 as compared to $1,057,000 in 1997. For the six month period selling, general and administrative expenses totaled $1,729,000 as compared to $1,646,000 in 1997. Fluctuations in selling, general and administrative expenses are due to normal business activities. Management believes that inflation had no material impact on the Company's operations during the six month period ended June 30, 1998 or on the three year period ended December 31, 1997. For the three month and six month periods ended June 30, 1998, the Company reported an extraordinary loss on early extinguishment of debt of $204,000 and $325,000, respectively. This is a non-recurring item related to redemption of the Company's outstanding Debentures (see Note 3 to Financial Statements). Total redemption premiums of $150,000 were paid to redeem the Debentures and $175,000 of previously capitalized debt issue costs were written off.

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



                           PART II-- OTHER INFORMATION

Item 4    Results of Votes of Security Holders

At the Company's Annual Meeting of Stockholders held on June 10, 1998, the following members were elected to the Board of Directors:


                                     Votes For                 Votes Withheld
                                     ---------                 --------------
         Lyle A. Hohnke              6,573,068                     159,145
         Jack J. Luchese             6,575,414                     156,799

In addition to the election of the above-named persons, the following individuals' terms of office continued after the meeting:
         Jack L. Bowman
         Raymond C. Carnahan, Jr.
         Max Link
         Herbert H. McDade, Jr.

The following proposals were also submitted to the Company's Stockholders for approval:


                                                                                     Votes Abstained/
                                              Votes For         Votes Against           Not Voted
                                              ---------         -------------           ---------
Approval of the Company's
1998 Long-Term Incentive Plan                  1,342,775            488,353                39,135

Ratification of appointment of
Ernst & Young LLP as independent
auditors for the fiscal year
ending December 31, 1998                       6,675,581             39,344                17,288

The nominees for election as directors were all elected. The proposals to approve the Company's 1998 Long-Term Incentive Plan and to ratify the selection of the Company's auditors received more than the number of votes required for their approval, and were adopted.

Item 6.   Exhibits and Reports on Form 8-K


(a)      Exhibits

         Exhibit
         Number     Description
         ------     -----------
          27.1      Financial Data Schedule (for SEC use only)
          27.2      Financial Data Schedule (Restated 1997) (for SEC use only)


(b)      Reports on Form 8-K

         On May 1, 1998, the Registrant filed a Current Report on Form 8-K related to the sale of substantially all the assets of VetLife, Inc. Included in this filing were the Registrant's financial statements as of December 31, 1997 and for the three years then ended, restated to reflect VetLife as a discontinued operation. This filing was amended on Form 8-K/A on June 19, 1998 and again on July 24, 1998.

         On May 26, 1998, the Registrant filed a Current Report on Form 8-K related to the sale of the real estate assets of Proceutics, Inc. and the sale/leaseback of the real estate assets of CytRx Corporation. This filing was amended on Form 8-K/A on June 19, 1998 and again on July
         24, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CYTRX CORPORATION
                                                 (Registrant)


Date:    August 14, 1998               By:  /s/ Mark W. Reynolds
         ---------------                 --------------------------------------
                                                Mark W. Reynolds
                                             Chief Financial Officer
                                            (Chief Accounting Officer
                                           and a duly authorized officer)