Form 10-Q
period 1998-09-30
CYTRX CORP
filed 1998-10-23
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

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

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of October 20, 1998: 7,666,172.

                                CYTRX CORPORATION

                                    Form 10-Q




                                Table of Contents



                                                                                       Page
                                                                                       ----

PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of
              September 30, 1998 (unaudited) and December 31, 1997                       3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month and Nine Month Periods Ended September 30, 1998 and 1997       4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Nine Month Periods Ended September 30, 1998 and 1997               5

              Notes to Condensed Consolidated Financial Statements                       6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                  9

PART II.      OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                          13

SIGNATURES                                                                              13

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                                CYTRX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 1998   December 31, 1997
                                                                              ------------------   -----------------
                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 13,371,841       $  5,895,008
     Accounts receivable                                                                169,589          1,917,013
     Notes receivable                                                                 4,300,000                 --
     Inventories                                                                          8,973          2,272,798
     Other current assets                                                                27,509             29,157
                                                                                   ------------       ------------
         Total current assets                                                        17,877,912         10,113,976

Property and equipment, net                                                             240,543          4,713,586

Other assets:
     Long-term investments (restricted)                                                      --          5,326,647
     Notes receivable, net of reserve                                                        --            400,000
     Acquired developed technology, net                                               3,274,356          3,454,356
     Other assets                                                                       775,593            897,430
                                                                                   ------------       ------------
         Total other assets                                                           4,049,949         10,078,433
                                                                                   ------------       ------------

         Total assets                                                              $ 22,168,404       $ 24,905,995
                                                                                   ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $    143,261       $  1,273,303
     Accrued liabilities                                                                740,800          1,599,628
     Unearned revenue                                                                   268,372            166,187
                                                                                   ------------       ------------
         Total current liabilities                                                    1,152,433          3,039,118

6% Convertible debentures                                                                    --          2,000,000
Minority interest in Vaxcel, Inc.                                                       470,636            618,482
Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000 shares authorized, including 1000 shares of Series A Junior Participating Preferred Stock;
         no shares issued and outstanding                                                    --                 --
     Common stock, $.001 par value, 18,750,000 shares authorized;
         8,226,025 and 7,986,441 shares issued at September 30, 1998
         and December 31, 1997, respectively                                              8,226              7,986
     Additional paid-in capital                                                      66,394,625         65,793,491
     Treasury stock, at cost (555,154 shares held at September 30, 1998
         and December 31, 1997, respectively)                                        (2,198,533)        (2,198,533)
     Accumulated deficit                                                            (43,658,983)       (44,354,549)
                                                                                   ------------       ------------
         Total stockholders' equity                                                  20,545,335         19,248,395
                                                                                   ------------       ------------

         Total liabilities and stockholders' equity                                $ 22,168,404       $ 24,905,995
                                                                                   ============       ============

                            See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Month Period Ended             Nine Month Period Ended
                                                                September 30,                      September 30,
                                                       -----------------------------       -----------------------------
                                                          1998               1997              1998              1997
                                                       -----------       -----------       -----------       -----------
Revenues:
     Net sales                                         $   221,337       $   254,457       $   694,053       $   704,657
     Interest income                                       323,687           176,932           757,169           640,685
     Collaborative and grant income                        166,120           198,950           635,747           304,939
     Other income                                          100,182            91,295           193,998           265,272
                                                       -----------       -----------       -----------       -----------
                                                           811,326           721,634         2,280,967         1,915,553

Expenses:
     Cost of sales                                          71,509           139,047           183,394           279,212
     Research and development                            1,893,305         1,481,116         5,685,577         3,148,935
     Selling, general and administrative                   865,698           861,991         2,594,215         2,508,331
     Acquired incomplete research
       and development                                          --                --                --           951,017
                                                       -----------       -----------       -----------       -----------
                                                         2,830,512         2,482,154         8,463,186         6,887,495
                                                       -----------       -----------       -----------       -----------

Loss from continuing operations before
  minority interest and extraordinary item              (2,019,186)       (1,760,520)       (6,182,219)       (4,971,942)
Minority interest                                          (31,910)          (66,857)         (147,846)         (192,141)
                                                       -----------       -----------       -----------       -----------
Loss from continuing operations
  before extraordinary item                             (1,987,276)       (1,693,663)       (6,034,373)       (4,779,801)

Income from discontinued operations                          9,159           394,652         7,055,059           545,138
                                                       -----------       -----------       -----------       -----------

Income (loss) before extraordinary item                 (1,978,117)       (1,299,011)        1,020,686        (4,234,663)

Extraordinary item:
     Loss on early extinguishment of debt                       --                --          (325,120)               --
                                                       -----------       -----------       -----------       -----------

Net income (loss)                                      $(1,978,117)      $(1,299,011)      $   695,566       $(4,234,663)
                                                       ===========       ===========       ===========       ===========

Basic and diluted income (loss) per common share:
     Continuing operations                             $     (0.26)      $     (0.23)      $     (0.79)      $     (0.64)
     Discontinued operations                                    --              0.05              0.93              0.07
     Extraordinary item                                         --                --             (0.04)               --
                                                       -----------       -----------       -----------       -----------
     Net income (loss)                                 $     (0.26)      $     (0.18)      $      0.09       $     (0.57)
                                                       ===========       ===========       ===========       ===========

Basic and diluted
weighted average shares outstanding                      7,669,440         7,416,979         7,617,673         7,422,488

                            See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Nine Month Period Ended September 30,
                                                                 -------------------------------------
                                                                      1998                  1997
                                                                    ------------       -----------
Cash flows from operating activities:
       Net loss                                                     $    695,566       $(4,234,663)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                                401,769           522,454
            Gain on sales of subsidiaries                             (7,009,305)               --
            Gain on sale of real estate                                 (434,454)               --
            Extraordinary loss on early extinguishment of debt           325,120                --
            Charge for acquired research and development                      --           951,017
            Minority interest in net loss                               (147,846)         (192,141)
            Net change in assets and liabilities                       1,283,758          (429,522)
                                                                    ------------       -----------
                 Total adjustments                                    (5,580,958)          851,808
                                                                    ------------       -----------
            Net cash used by operating activities                     (4,885,392)       (3,382,855)

Cash flows from investing activities:
       Decrease in short-term investments                                     --         4,366,767
       Decrease in long-term investments                               5,326,647         5,096,353
       Capital expenditures and retirements, net                         (29,071)         (188,795)
       Net proceeds from sales of subsidiaries                         4,358,985                --
       Net proceeds from sale of real estate                           4,258,747                --
       Net cash paid for acquisition                                          --        (1,239,355)
                                                                    ------------       -----------
            Net cash provided by investing activities                 13,915,308         8,034,970

Cash flows from financing activities:
       Net proceeds from issuance of common stock                         96,917           116,272
       Redemption of debt                                             (1,650,000)               --
       Purchase of treasury stock                                             --          (176,864)
                                                                    ------------       -----------
            Net cash used by financing activities                     (1,553,083)          (60,592)
                                                                    ------------       -----------

Net increase in cash and cash equivalents                              7,476,833         4,591,523

Cash and cash equivalents at beginning of period                       5,895,008         1,604,003
                                                                    ------------       -----------

Cash and cash equivalents at end of period                          $ 13,371,841       $ 6,195,526
                                                                    ============       ===========

                            See accompanying notes.

                                CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)



1.       DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

         CytRx Corporation ("CytRx") is a biopharmaceutical company focused on the development and commercialization of high-value therapeutics. CytRx's lead product is FLOCOR(TM), now in pivotal Phase III clinical trials, for the treatment of acute sickle cell crisis. CytRx is also developing FLOCOR for acute respiratory disorders and plans to expand into other vascular disorders such as shock and stroke. CytRx currently has a research pipeline with opportunities in the area of infectious disease, gene and drug delivery, vaccines and animal feed additives. Reference herein to "the Company" includes CytRx and its majority-owned subsidiaries.

         The accompanying condensed consolidated financial statements at September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. All significant intercompany transactions have been eliminated. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1997.

         Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation. As more thoroughly discussed in Note 4, certain divested operations of the Company are presented as discontinued operations for all periods presented.

2.       INVENTORIES

         Inventories at December 31, 1997 were comprised primarily of finished cattle growth promotant products related to the discontinued operations of CytRx Animal Health, Inc. (formerly VetLife, Inc.) ("CAH").

3.       6% CONVERTIBLE DEBENTURES

         In October 1997, the Company privately placed with certain investors $2,000,000 of convertible notes (the "Debentures") maturing in October, 2001. The Debentures were convertible into shares of CytRx Common Stock at a price of the lesser of (a) 85% of the average closing bid price for the 10 days preceding the conversion, or (b) $5.68 per share. The provisions for conversion of the Debentures allowed the Company, at its discretion, to disallow conversions below $4.00 per share by redeeming the amount attempted to be converted at a 10% premium.

         In February and March 1998, $500,000 of the Debentures were converted into 204,104 shares of common stock. In February and May 1998, $1,500,000 of Debentures were redeemed by the Company. Total redemption premiums of $150,000 were paid to redeem the Debentures. In addition, $175,000 of previously capitalized debt issue costs were written off. The redemption premiums and debt issue costs written off are reflected as an extraordinary item in the statement of operations as loss on early extinguishment of debt. At September 30, 1998 there were no remaining outstanding Debentures.

4.       DISCONTINUED OPERATIONS

Sale of Pharmaceutical Services Operations
         In February 1998, CytRx's wholly-owned subsidiary, Proceutics, Inc. consummated a sale of substantially all of its non-real estate assets to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets consisting of a laboratory building which it leased to Oread. The laboratory building was subsequently sold in May 1998 (see Note 5). Prior to consummation of this transaction, Proceutics provided preclinical development services to the pharmaceutical industry.

         Net income (loss) associated with Proceutics included in income (loss) from discontinued operations was $1,387,000 for the nine months ended September 30, 1998, as compared to $(280,000) in 1997. A gain related to the sale of approximately $782,000 is included in income from discontinued operations for the nine months ended September 30, 1998, as well as a $434,000 gain on the sale of Proceutics' real estate assets (see Note 5). A summary of the assets and liabilities of Proceutics which were sold, and which are included in the consolidated balance sheet at December 31, 1997 are as follows (in thousands):

                 Current assets                         $   721
                 Property and equipment, net                696
                                                         ------
                 Total assets                            $1,417

                 Total liabilities                      $   228

Sale of Cattle Marketing Operations
         In April 1998, CytRx's wholly-owned subsidiary, CAH, consummated a sale of substantially all of its assets related to its cattle marketing operations to VetLife, LLC ("VL LLC") (an unaffiliated company) for a total purchase price consisting of: (i) a cash payment of $3,500,000, subject to certain working capital adjustments, (ii) an unsecured, subordinated promissory note in the principal amount of $4,000,000 bearing interest at an annual rate of 12%, and
(iii) certain contingent payments based on future sales of specified products of VL LLC and its affiliates that, if made in full, could total up to $5,500,000. CAH retained the $5.4 million in investments that were pledged to secure a letter-of-credit, as well as the rights to certain technologies licensed from CytRx. Prior to consummation of this transaction, CAH was engaged in marketing and distributing products to enhance North American beef cattle productivity.

         Net income associated with the discontinued operations of CAH included in income from discontinued operations was $5,668,000 for the nine months ended September 30, 1998, as compared to $825,000 in 1997. A gain related to the sale of $6,228,000 is included in income from discontinued operations for the nine month period ended September 30, 1998. A summary of the assets and liabilities of CAH which were sold and which are included in the consolidated balance sheet at December 31, 1997 are as follows (in thousands):

                  Current assets                        $ 3,695
                  Property and equipment, net               100
                                                        -------
                  Total assets                          $ 3,795
                                                        =======

                  Total liabilities                     $ 2,048
                                                        =======

5.  SALE OF REAL ESTATE

         In May 1998, CytRx and Proceutics consummated the sale of the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria Real Estate Equities, Inc. ("Alexandria") for $4.5 million. Proceutics' rights and obligations under the lease to Oread (See Note 4) were assigned to Alexandria, and CytRx leased the building at 154 Technology Parkway from Alexandria. The CytRx lease is for a period of ten years, with base annual rent of $148,500, escalating 4% annually. CytRx will also be responsible for all operating expenses for the property. The Company recorded a gain of $434,000 for the sale of the Proceutics building which was recognized during the second quarter. A gain of $279,000 on the sale/leaseback of the CytRx building was deferred and will be amortized over the ten year lease period.

Item 2. --        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         At September 30, 1998 the Company had cash and cash equivalents of $13.4 million and net assets of $20.5 million, compared to $5.9 million and $19.2 million, respectively, at December 31, 1997. Working capital totaled $16.7 million at September 30, 1998, compared to $7.1 million at December 31, 1997. At December 31, 1997 the Company also had $5.3 million in investments (classified as other assets in the accompanying balance sheets) held as collateral pursuant to a letter-of-credit arrangement which was dissolved in April 1998, thereby releasing the restriction on such investments.

         Management believes that cash and cash equivalents on hand, combined with interest income and operating revenues, will be sufficient to satisfy the Company's projected liquidity and working capital needs through 1999, but it is likely that additional funding will be required to complete the necessary testing and data collection procedures prescribed by the U.S. Food and Drug Administration ("FDA") for the commercialization of any products for human use. Definitive statements as to the time required and costs involved in reaching certain objectives for the Company's products are difficult to project due to the uncertainties of the medical research field. Requirements could vary depending upon the results of research, competitive and technological developments, and the time and expense required for governmental approval of products, some of which factors are beyond management's control. CytRx anticipates that it may raise funds through equity offerings. Additional funding for research and development expenditures may be obtained through joint ventures and product licensing arrangements with other companies.

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

         In February 1998, CytRx's wholly-owned subsidiary, Proceutics, Inc. consummated a sale of substantially all of its non-real estate assets to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets and leased its building at 150 Technology Parkway to Oread. (See Note 4 to Financial Statements.) In May 1998, CytRx and Proceutics sold the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria Real Estate Equities, Inc. for $4.5 million. (See Note 5 to Financial Statements).

         In April 1998, CytRx's wholly-owned subsidiary, CytRx Animal Health, Inc. ("CAH") (formerly VetLife, Inc.) consummated a sale of substantially all of its assets related to its cattle marketing operations for approximately $7.5 million in cash and a note payable, plus contingent payments of up to an additional $5.5 million. (See Note 4 to Financial Statements). The Company also retained the $5.4 million in investments owned by CAH that were pledged to secure a letter-of-credit.

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

Results of Operations

         The following table presents the breakdown of consolidated results of operations by operating unit for the three month and nine month periods ended September 30, 1998 and 1997.

                                Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                                  -------------               -------------
(in thousands)                  1998          1997          1998          1997
                                ----          ----          ----          ----
Continuing Operations:
CytRx*                        $(1,763)      $(1,226)      $(4,999)      $(2,775)
Vaxcel                           (256)         (535)       (1,183)       (2,197)
Minority interest                  32            67           148           192
                              -------       -------       -------       -------
                               (1,987)       (1,694)       (6,034)       (4,780)

Discontinued operations:
Proceutics***                      24            25         1,387          (280)
CytRx Animal Health**             (15)          370         5,668           825
                              -------       -------       -------       -------
                                    9           395         7,055           545

Extraordinary item                 --            --          (325)           --
                              -------       -------       -------       -------

Net income (loss)             $(1,978)      $(1,299)      $   696       $(4,235)
                              =======       =======       =======       =======

*      Includes continuing operations of CytRx Animal Health.

** Nine month period includes a $6,228,000 gain on the sale of CAH's cattle marketing operations.

*** Nine month period includes a $434,000 gain on the sale of real estate assets and a $782,000 gain on the sale of Proceutics' pharmaceutical services operations.

         Consolidated net sales from continuing operations for the three month and nine month periods ended September 30, 1998 were $221,000 and $694,000, respectively, as compared to $254,000 and $705,000, respectively, in 1997. Net sales consist primarily of sales of TiterMax(R) research adjuvant and of service revenues derived from the Company's small group of human resource professionals marketing their services under the name of Spectrum Recruitment Research ("Spectrum"). Cost of sales from continuing operations was $72,000 (32% of net sales) during the third quarter of 1998 as compared to $139,000 (55% of net sales) in 1997. For the nine month period ended September 30 cost of sales was $183,000 (26% of net sales) in 1998 versus $279,000 (40% of net sales) in 1997.
Fluctuations in cost of sales are due to the mix of sales between TiterMax and Spectrum, and to fluctuations in Spectrum's use of external consultants. Although the TiterMax and Spectrum operations are profitable, the Company is not dependent on the cash flow generated by these operations.

         Interest income was $324,000 and $757,000 during the three month and nine month periods ended September 30, 1998 as compared to $177,000 and $641,000 for the same periods in 1997. Fluctuations in interest income generally correspond with changes in cash and investment balances.

         Collaborative and grant income was $166,000 and $636,000 during the three month and nine month periods ended September 30, 1998 as compared to $199,000 and $305,000 for the same periods in 1997. These amounts relate primarily to research funding pursuant to federal grants. Contributing to the overall increase for 1998 was a $200,000 grant from the Orphan Drug Product Development Division of the FDA to support the Company's Phase III clinical trial for FLOCOR. The Company recognizes revenue related to these grants as the related costs are incurred, which can be highly variable depending upon the scope of work which may be subcontracted to third parties. The costs associated with these arrangements approximate the revenues recorded and are reflected in research and development expense.

         Other income was $100,000 and $194,000 during the three month and nine month periods ended September 30, 1998 as compared to $91,000 and $265,000 for the same periods in 1997. For the three month period ended September 30, 1998, other income includes a $75,000 license fee recorded by Vaxcel, Inc. (a majority-owned subsidiary of CytRx) related to the license of Vaxcel's proprietary microencapsulation technologies and related intellectual property to Heska Corporation, for use in Heska's development of oral vaccines for companion animals. Prior to the third quarter of 1998, other income included intercompany service fees to CytRx Animal Health and Proceutics.

         Research and development expenditures from continuing operations for the three month period ended September 30, 1998 were $1,893,000 as compared to $1,481,000 in 1997. For the nine month period research and development expenditures totaled $5,686,000 as compared to $3,149,000 in 1997. Research and development expenditures increased in 1998 as a result of the Company's development activities for FLOCOR, including the initiation in March 1998 of a Phase III clinical trial for the treatment of acute sickle cell crisis. For the nine month period ended September 30, 1997, the Company recognized a $951,000 charge for acquired incomplete research and development as a result of Vaxcel's acquisition of Zynaxis, Inc. This charge is reported as a separate line item on the accompanying Statement of Operations.

         Selling, general and administrative expenses for the three month period ended September 30, 1998 were $866,000 as compared to $862,000 in 1997. For the nine month period selling, general and administrative expenses totaled $2,594,000 as compared to $2,508,000 in 1997. Fluctuations in selling, general and administrative expenses are due to normal business activities. Management believes that inflation had no material impact on the Company's operations during the nine month period ended September 30, 1998 or on the three year period ended December 31, 1997.

         For the nine month period ended September 30, 1998, the Company reported an extraordinary loss on early extinguishment of debt of $325,000. This is a non-recurring item related to redemption of the Company's outstanding Debentures (see Note 3 to Financial Statements). Total redemption premiums of $150,000 were paid to redeem the Debentures and $175,000 of previously capitalized debt issue costs were written off.

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

(a)      Exhibits

         Exhibit
         Number   Description
         -------  -----------
          27.1    Financial Data Schedule (for SEC use only)
          27.2    Financial Data Schedule (Restated 1997) (for SEC use only)

(b)      Reports on Form 8-K

         On May 1, 1998, the Registrant filed a Current Report on Form 8-K related to the sale of substantially all the assets of CytRx Animal Health, Inc. (formerly VetLife, Inc.) ("CAH"). Included in this filing were the Registrant's financial statements as of December 31, 1997 and for the three years then ended, restated to reflect CAH as a discontinued operation. This filing was amended on Form 8-K/A on June 19, 1998 and again on July 24, 1998.

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



                                                  CYTRX CORPORATION
                                                     (Registrant)


Date:    October 23, 1998              By:       /s/ Mark W. Reynolds
         ----------------                 --------------------------------
                                                  Mark W. Reynolds
                                               Chief Financial Officer
                                              (Chief Accounting Officer
                                           and a duly authorized officer)