Form 10-Q/A
period 1998-09-30
CYTRX CORP
filed 1999-02-03
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

Year 2000 Issue
Introduction

         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

State of Readiness

         The Company has developed and is implementing a comprehensive plan (the "Year 2000 Plan") for the Company to become Year 2000 ready by the middle of the fourth quarter 1999. The Year 2000 Plan covers the following Company systems (collectively, the "Systems"):

         - the Company's business-critical information technology and operating systems ("Critical IT Systems") which are comprised substantially of commercial off-the-shelf software and other third party software and hardware relating primarily to financial operations and reporting, including accounts payable,

         - the Company's non-critical information technology and operating systems ("Non-Critical IT Systems") which also are substantially comprised of commercial off-the-shelf software and other third party software and hardware relating to, among others, spreadsheet, word processing, and supporting and related operating systems;

         - the systems of the Company's major vendors and other material service providers ("Third Party Systems"); and

         - the Company's non-information technology systems, including embedded technology ("Non-IT Systems") relating to, among others, security systems and HVAC.

         The Year 2000 Plan consists of four phases: (i) awareness, (ii) assessment, (iii) remediation, and (iv) creation of contingency plans in the event of year 2000 failures. The Company has completed the awareness phase of its Year 2000 Plan for all of its Systems, and is well under way toward completing the assessment phase. As part of the assessment phase, the Company has polled substantially all of the third parties who provide material services to the Company regarding each of such third party's Year 2000 compliance plan and state of readiness. The Company has received responses regarding Year 2000 compliance from most of such third parties, all of whom have assured the Company that their hardware and/or software is or will be Year 2000 compliant. The Company is actively seeking responses from the remainder of such third parties.

         The initial actions in the remediation phase have already commenced in that the Company, during 1998, upgraded a significant portion of its desktop computer systems as part of its normal replacement program. The Company intends to schedule any additional required upgrades or replacements regarding its Systems beginning in the second quarter of 1999 and ending during the fourth quarter of 1999.

Costs

         To date, the Company has not incurred significant costs in connection with the implementation of its Year 2000 Plan. Future costs may include, among others, the engagement of outside consultants, upgrades or replacements of hardware and software, and implementation of viable contingency plans. The Company estimates such future costs will not exceed $25,000. The Company expenses costs associated with the Year 2000 Plan as they are incurred.

Risks and Contingency Plans

         The failure to remediate a material Year 2000 problem or develop and implement a viable contingency plan could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition and results of operations. Due to the general uncertainty inherent in the Year 2000 issue and the current phase in which the Company is in of its Year 2000 Plan, the Company is currently unable to determine the most reasonably likely worst case Year 2000 scenarios or whether the Year 2000 issue will have a material impact on the Company. As the Company progresses in its Year 2000 Plan, the level of uncertainty about the impact of the Year 2000 issue on the Company will be reduced and the Company should be better positioned to assess and develop viable contingency plans and disclose the nature and extent of material risks to the Company as a result of any failure to remediate a Year 2000 problem which would require implementation of a contingency plan.

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


Date:    February 2, 1999              By:       /s/ Mark W. Reynolds
         ----------------                 --------------------------------
                                                  Mark W. Reynolds
                                               Chief Financial Officer
                                              (Chief Accounting Officer
                                           and a duly authorized officer)