Form 10-K405
period 1998-12-31
CYTRX CORP
filed 1999-03-31
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                                        -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-15327
                                               -------
                               CYTRX CORPORATION
                               -----------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                  58-1642740
  ---------------------------------        ------------------------------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

           154 Technology Parkway
           Norcross, Georgia 30092                         30092
           -----------------------                      ----------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (770) 368-9500
                                                    ------------------

                               -----------------

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

      YES   X       NO    .
           ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 22, 1999, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $20,740,000.

On March 22, 1999, there were 7,630,249 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CytRx Corporation 1998 Annual Report to Stockholders are incorporated by reference into Parts II and IV. Portions of the CytRx Corporation Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

         THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CYTRX CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF CYTRX CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


                                     PART I


ITEM 1.  BUSINESS

GENERAL
         CytRx Corporation, a Delaware corporation ("CytRx"), was founded in 1985 and is engaged in the development and commercialization of pharmaceutical-related products and services primarily involving human therapeutics focused on high-value critical-care therapies (the "Core Business"). The Company's lead product is FLOCOR, now in pivotal Phase III clinical trials for the treatment of acute sickle cell crisis. CytRx is also developing FLOCOR for acute respiratory disorders and has plans to expand its development for other vascular disorders such as shock and stroke over time. CytRx is also currently engaged in research in the areas of infectious disease, gene and drug delivery, vaccines, and animal feed additives.

         CytRx has in the past, and may in the future, create operating subsidiaries to develop its technologies for indications outside of its Core Business. CytRx intends to use the proceeds from the sale of the operations of its subsidiaries to fund its Core Business. Vaxcel, Inc. ("Vaxcel") is developing technologies to enhance the effectiveness of vaccines. Prior to the divestiture of substantially all of its assets related to its cattle marketing operations in April 1998, CytRx Animal Health, Inc. ("CytRx Animal Health") (formerly VetLife, Inc.) was engaged in developing technologies to enhance food animal growth and marketing and distributing products to enhance North American beef cattle productivity. Before the divestiture of substantially all of its non-real estate assets in February 1998, Proceutics, Inc. ("Proceutics") provided preclinical development services to the pharmaceutical industry (see "New Business Developments"). Reference herein to "the Company" includes CytRx and its majority-owned subsidiaries.

         Certain financial information concerning the industry segments in which the Company operates can be found in Note 13 to the Company's Consolidated Financial Statements.

NEW BUSINESS DEVELOPMENTS

Divestiture of Subsidiaries and Sale of Real Estate
         During the first half of 1998, CytRx divested itself of its real estate assets and substantially all of the assets of two operating subsidiaries to allow CytRx to focus its activities on its Core Business and, specifically, to raise capital to undertake Phase III testing of FLOCOR. See "Product Development."

         Proceutics - In February 1998, CytRx's wholly-owned subsidiary, Proceutics consummated a sale of substantially all of its non-real estate assets to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. The Company recorded a gain of approximately $782,000 related to such sale. Prior to consummation of this transaction, Proceutics provided preclinical development services to the pharmaceutical industry. Proceutics retained its real estate assets consisting solely of a laboratory building which it leased to Oread. The laboratory building was subsequently sold in May 1998.

         CytRx Animal Health - In April 1998, CytRx's wholly-owned subsidiary, CytRx Animal Health, consummated a sale of substantially all of its assets related to its cattle marketing operations to VetLife, LLC ("VL LLC") (an unaffiliated company) for a total purchase price of $7,500,000, subject to certain working capital adjustments, plus certain contingent payments based on certain events and future sales of specified products of VL LLC and its affiliates that, if made in full, could total up to $5,500,000. CytRx Animal Health retained $5.3 million in investments that were pledged to secure a letter-of-credit, as well as the rights to certain technologies licensed from CytRx. The Company recorded a gain of approximately $6,230,000 related to the sale. Prior to consummation of this transaction, CytRx Animal Health was engaged in marketing and distributing products to enhance North American beef cattle productivity.

         Sale of Real Estate - In May 1998, CytRx and Proceutics consummated the sale of the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria Real Estate Equities, Inc. ("Alexandria") for $4.5 million. Proceutics' rights and obligations under the lease to Oread were assigned to Alexandria, and CytRx began leasing the building at 154 Technology Parkway from Alexandria. The CytRx lease is for a period of ten years, with base annual rent of $148,500, escalating 4% annually. CytRx will also be responsible for all operating expenses for the property. The Company recorded a gain of $434,000 for the sale of the Proceutics building which was recognized during the second quarter of 1998. A gain of $279,000 on the sale/leaseback of the CytRx building was deferred and will be amortized over the ten year lease period.

         Vaxcel - During 1998, Vaxcel's Board of Directors retained an investment banking firm to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction for the benefit of the Vaxcel shareholders. The Company was considering all available options for the disposition of Vaxcel, including license or sale of specific technologies and possible merger with another organization. Based on the results of the investment banking firm's efforts and management's reevaluation of CytRx's strategic direction, in the fourth quarter of 1998 the Company adopted a plan to dispose of the research and development activities in which Vaxcel is engaged. The Company intends to complete the plan during 1999. As a result of adopting such a plan, the operations of Vaxcel are presented as discontinued operations in the consolidated statements of operations.

         In January 1999, Vaxcel entered into an agreement with a third party giving the third party the option to purchase the rights to certain of its technologies for an aggregate purchase price of $600,000. The third party paid a nonrefundable option fee of $200,000, with an additional $400,000 due upon the exercise of the option. The initial option period expired on March 22, 1999, but was extended to April 1 upon the payment of additional fees by the third party.

PRODUCT DEVELOPMENT

FLOCOR
         General. CytRx's human therapeutics product development efforts are focused on critical-care products providing target opportunities for high-value breakthrough products to address unmet medical needs. CytRx's current product development focus is FLOCOR, a novel, intra-vascular agent with pharmacological properties that can be characterized as rheologic, cytoprotective and anti-adhesive / anti-thrombotic. FLOCOR is an intravenous solution that has the unique property of improving blood flow. Extensive preclincial and clinical studies suggest FLOCOR may be of significant benefit in acute ischemic vascular disorders such as stroke, heart attack, and vaso-occlusive crisis of sickle cell disease. FLOCOR may also provide benefit in acute care situations such as circulatory shock and acute respiratory distress syndromes where it's favorable effects on microvascular blood flow may improve recovery from widespread ischemic / reperfusion injury.

         The active agent in FLOCOR is a highly purified form of poloxamer 188 which is a synthetic block copolymer composed of polyoxyethylene and polyoxypropylene. A commercial grade of poloxamer 188 was originally synthesized in the 1950's as a surfactant / emulsifying agent, and was extensively used as a food additive and excipient in pharmaceutical products. Commercial grade poloxamer 188 has also been extensively used as an anti-hemolytic agent in the priming fluid of cardiopulmonary bypass pump oxygenators.

         The safety profile of FLOCOR is well established. It has been investigated in 13 clinical studies representing administration to more than 2,400 patients and healthy volunteers. A pivotal phase III study investigating FLOCOR for the treatment of acute vaso-occlusive crisis of sickle cell disease is currently in progress.

         The use of poloxamer 188 as a intravascular therapeutic for obstructive vascular disorders was discovered and patented by CytRx in the mid 1980's. At that time, CytRx utilized a formulation of commercial grade poloxamer 188 which it referred to as RheothRx(R) Copolymer For Injection ("RheothRx"). CytRx began clinical testing on RheothRx in 1989. Following the completion of phase I studies in 1990, CytRx licensed RheothRx to the former Burroughs Wellcome Company on a exclusive world wide basis. Between 1990 and 1996, Burroughs Wellcome conducted nine clinical studies. In phase II studies in sickle cell crisis and acute myocardial infarction (AMI),RheothRx was well tolerated and achieved statistical significance in the primary efficacy endpoints. However, in larger trials in AMI patients, RheothRx was associated with mild to moderate, but reversible elevations in creatinine in a small percentage of patients. The elevations in creatinine resulted in discontinuation of the dose that was effective in phase II studies and the outcome of the larger AMI studies were equivocal. Following the merger between Glaxo and Burroughs Wellcome, Glaxo-Wellcome terminated the license and all rights to RheothRx were returned to CytRx in 1996.

         Scientists at CytRx discovered that small amounts of impurities present in commercial grade poloxamer 188 (RheothRx) were contributing to the renal toxicity observed in clinical studies. More importantly, CytRx discovered a process for removing the nephrotoxic impurities without altering the beneficial properties of the compound. CytRx refers to the purified form of poloxamer 188 as FLOCOR. When compared in a standard model of renal failure, FLOCOR is 63% less nephrotoxic compared to RheothRx. Consistent with that observation, no elevation in creatinine was observed following 48 hour continuous infusion of FLOCOR in sickle cell patients (n = 15) at doses up to 33% higher than those that were previously discontinued due to elevated creatinine. CytRx believes that the therapeutic index of FLOCOR is significantly improved compared to RheothRx and for this reason, the development of RheothRx was discontinued by CytRx in favor of FLOCOR.

         CytRx has met with the U.S. Food and Drug Administration concerning the switch from RheothRx to FLOCOR. Specifically, CytRx inquired whether the existing pharmacology, toxicology, and human safety data for RheothRx could be used to support a New Drug Application ("NDA") submission for FLOCOR. CytRx was informed that data generated with RheothRx would support an NDA for FLOCOR.

         FLOCOR for Sickle Cell Crisis. The Company believes that FLOCOR has significant potential in treating a variety of vascular-occlusive diseases where blood flow is restricted. CytRx has chosen the painful vaso-occlusive crisis associated with sickle cell anemia as its first development priority.

         Sickle cell disease is an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells. Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim's hemoglobin becomes rigid. This causes red blood cells to lose their normal flexibility. The cells become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name. Estimates place the number of persons suffering from sickle cell anemia in the U.S. at about 72,000, or roughly one in 400 African-Americans. It is also estimated that complications from sickle cell disease results in healthcare expenditures of from $1.0 to $1.5 billion annually in the U.S.

         The most common problem sickle cell patients face is episodic pain (also referred to as vaso-occlusive crisis, or VOC). These episodes can last anywhere from five minutes to days or weeks, and can vary significantly in their severity. The deformed sickle cells cannot easily flow through the smaller blood vessels of the body and tend to clump together, forming occlusions which impede blood flow. The occlusions deprive tissues of vital oxygen that can result in tissue death, inflammation and intense throbbing pain. Patients suffering from sickle cell disease may experience several crisis episodes each year. Hospitalization is required when pain becomes too much to bear. There are about 100,000 hospital admissions annually to treat sickle cell patients undergoing acute vascular-occlusive crisis caused by the disease. On average, these patients require in-patient treatment for 7.2 days.

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

         FLOCOR's unique surface-active properties decrease blood viscosity and enable the rigid sickled cells to become more flexible, thus allowing easier passage of blood cells through narrow blood vessels. In a Phase II human clinical trial, FLOCOR demonstrated positive results, reducing the duration of crisis by 16 to 45%, the need for pain medication by 2.8 to 4.3 fold, pain intensity by 40 to 45%, and the duration of hospital stay by 1 to 2 days.

         CytRx is currently conducting a Phase III double-blind placebo-controlled multicenter trial to assess the efficacy and safety of FLOCOR in vaso-occlusive crisis of sickle cell disease. The trial will involve 224 patients, ages 10 to 65, and is expected to be completed by the end of 1999. In January 1999, the Company announced a favorable review from an independent Safety and Data Monitoring Board following examination of data from the first 50 patients enrolled in the trial. As of March 22, 1999 a total of 129 patients have been enrolled in the trial.

         The Company is also currently conducting a Phase I study in patients with Acute Chest Syndrome (ACS), a life-threatening condition associated with sickle cell disease, and is planning follow-on studies on the recurrent use of FLOCOR in sickle cell patients.

         FLOCOR for Other Indications. CytRx believes that FLOCOR has the potential to be an effective treatment for other vascular-occlusive diseases as well. CytRx plans to explore the opportunities with FLOCOR in significant diseases such as Acute Lung Injury (ALI), shock and stroke. However, CytRx's current strategy is to focus its efforts and resources on gaining approval for the acute crisis of sickle cell anemia.

         Orphan Drug Status. In June 1989, the FDA informed CytRx of its decision to grant RheothRx "Orphan Drug" designation for the treatment of sickle cell crisis and this designation applies to FLOCOR as well. The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (e.g. diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States where the sponsor does not reasonably anticipate that its product will become profitable). As a result of the designation of RheothRx/FLOCOR as an Orphan Drug, if the Company is the first manufacturer to obtain FDA approval to market FLOCOR for treatment of sickle cell crisis, the Company will obtain a seven-year period of marketing exclusivity beginning from the date of FLOCOR's approval. During this period, the FDA may not approve the same drug for the same use from another sponsor. In March 1990, RheothRx also received Orphan Drug designation for the treatment of severe burns.


Other Product Development Efforts
         Vaccine Adjuvants / Delivery Systems -- CytRx has discovered the use of certain non-ionic block copolymers (poloxamers) both alone and in a variety of emulsion systems as vaccine delivery systems - immunoadjuvants. The adjuvant-delivery systems have potential for use in both injectable and oral vaccines. CytRx's subsidiary, Vaxcel, has the rights for the human therapeutic use of these compounds while CytRx holds the rights for veterinary use.

         Anti-Microbial -- CRL-1072 is a highly purified poloxamer that has demonstrated potent activity against a wide range of infectious agents. In animal models of fatal Mycobacterium tuberculosis, Mycobacterium avium, and Toxoplasmosis infection, CRL-1072 results in significantly improved survival rates. More importantly, the compound is active against drug resistant isolates of M.tuberculosis. CRL-1072 has also been shown to reduce viral load and viral reactivation in models of chronic hepatitis B infection.

         P-Glycoprotein Inhibitor -- CytRx has identified a series of novel non-toxic inhibitors of the drug efflux pump P-glycoprotein. These compounds have potential therapeutic use as (a) chemosensitizers for drug resistant bacteria, (b) oral bioavailability enhancers for antibiotics or chemotherapeutics, and (c) chemosensitizers for drug resistant cancer.

         Gene Delivery -- CytRx has discovered the use of certain poloxamers for oligionucleotide delivery. Poloxamers are as effective as cationic liposomes but are significantly less toxic and are not metabolized. CytRx believes there is potential use for this technology in (a) gene-based vaccines, (b) gene replacement therapy, and (c) ribozyme and anti-sense delivery.

         Animal Growth Promotant -- CytRx's growth promotant has been shown to have a consistent effect to improve the rate of weight gain and feed efficiency in well-controlled studies in poultry and swine.

         Expenditures for research and development activities related to continuing operations were $7.3 million, $3.6 million, and $2.0 million during the years ended December 31, 1998, 1997, and 1996, respectively.

Products and Services Currently Marketed
Titermax(R) - CytRx manufactures, markets and distributes TiterMax, an adjuvant used to produce cell mediated and humoral responses in research animals. The keys to the potency of TiterMax lie in its immunostimulatory activity and the formation of stable water-in-oil emulsions. TiterMax aids in the antigen's effective presentation to the immune system without the toxic effects of other research adjuvants.

Spectrum Recruitment Research - CytRx also has a small group of human resource professionals who, in addition to their services to the Company, provide recruiting services to third parties under the name of Spectrum Recruitment Research.

MANUFACTURING

         The Company requires three suppliers of materials or services to manufacture FLOCOR; (i) a supplier of the raw drug substance, (ii) a supplier of the purified drug which is refined from the raw drug substance and (iii) a manufacturer who can formulate and sterile fill the purified drug substance into the finished drug product. The raw drug substance is currently widely available at commercial scales from numerous manufacturers. The Company has not entered into a formal agreement with any supplier for the raw drug substance because of its wide availability. The Company entered into an agreement with a French company to obtain the purified drug substance for use in clinical studies, and is currently negotiating with another supplier for a longer-term commercial supply contract. There can be no assurance that the Company's relationship with such supplier will continue or that the Company will be able to obtain additional purified drug substance if the Company's current supply is inadequate. Such inability to obtain additional purified drug substance in amounts and at prices acceptable to the Company could have a material adverse effect on the Company's business. To meet the need for manufacture of the Company's finished drug product, the Company has entered into a supply agreement with the Hospital Products Division of Abbott Laboratories. The inability of the Company to maintain such relationship on terms acceptable to the Company could have a material adverse effect on the Company's business.

         Management believes that the Company has an adequate supply of materials on hand to meet the Company's needs for 2 to 3 years (both drug substance and formulated drug product) which management anticipates to be sufficient to complete the anticipated studies necessary for filing an NDA/Product License Application with the FDA. However, there can be no assurance that delays and complications, among other factors, could make the Company's current supply inadequate.

         If the Company modifies its manufacturing process or changes the source or location of product supply, regulatory authorities will require the Company to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the Company's clinical trials. Further, any manufacturing facility and the quality control and manufacturing procedures used by the Company for the commercial supply of a product must comply with applicable Occupational Safety and Health Administration, Environmental Protection Agency, and FDA standards, including Good Manufacturing Practice regulations. See "Government Regulation".

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company actively seeks patent protection for its technologies, processes, uses, and ongoing improvements and considers its patents and other intellectual property to be critical to its business.

         The Company continually evaluates the patentability of new inventions and improvements developed by its employees and collaborators. Whenever appropriate, the Company will endeavor to file United States and international patent applications to protect these new inventions and improvements. However, there can be no assurance that any of the current pending patent applications or any new patent applications that may be filed will ever be issued in the United States or any other country.

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

COMPETITION

         Many companies, including large pharmaceutical, chemical and biotechnology firms with financial resources, research and development staffs, and facilities that are substantially greater than those of the Company, are engaged in the research and development of pharmaceutical products that could compete with FLOCOR or other products under development by the Company. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and/or such products may be more effective than those under development by the Company or its licensees and corporate partners. The Company competes in this research and development environment by attempting to develop its products and technologies in an innovative and timely fashion that would provide the Company with an advantage in the licensing and/or marketing of its products and technologies.

GOVERNMENT REGULATION

         The marketing of pharmaceutical products requires the approval of the FDA and comparable regulatory authorities in foreign countries. The FDA has established guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new therapeutic product
(drug) generally takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use in the United States include preclinical studies in animal models, the filing of an Investigational New Drug ("IND") application, human clinical trials and the submission and approval of an NDA. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA must approve the NDA before the drug may be marketed. There can be no assurance that the Company will be able to obtain the required FDA approvals for any of its products.

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

ENVIRONMENTAL PROTECTION

         During 1998 compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

EMPLOYEES

         As of December 31, 1998, the Company had sixteen full-time and four part-time employees, ten of which were directly involved in the conduct of scientific or research and development activities for the Company.


ITEM 2.  PROPERTIES

         The Company currently subleases laboratory and related space from Oread at 150 Technology Parkway, Norcross, Georgia, and leases administrative office space from Alexandria at 154 Technology Parkway, Norcross, Georgia. See "Business - New Business Developments." These facilities are in satisfactory condition and suitable for purposes of the Company's present operations.

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

                                                   High               Low
 COMMON STOCK:                                  ----------         ---------
      1999
          January 1 to March 22                    3   3/8           1
      1998
          Fourth Quarter                           1   1/4               3/4
          Third Quarter                            2   1/8             29/32
          Second Quarter                           3  7/16           2  1/16
          First Quarter                            3   5/8           2  9/16
      1997
          Fourth Quarter                           5   5/8           2   7/8
          Third Quarter                            5                 3  5/32
          Second Quarter                           4   1/4           3   1/4
          First Quarter                            5                 3   1/4

         On March 22, 1999, the closing price of the Common Stock as reported on The Nasdaq Stock Market, was $2 3/4 and there were approximately 1,500 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

         Information with respect to this item is incorporated herein by reference from the Company's 1998 Annual Report to Stockholders. The applicable portion of the 1998 Annual Report to Stockholders is included in Exhibit 13.1 to this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information with respect to this item is incorporated herein by reference from the Company's 1998 Annual Report to Stockholders. The applicable portion of the 1998 Annual Report to Stockholders is included in Exhibit 13.1 to this report.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Information with respect to this item is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1998 Annual Report to Stockholders. The applicable portion of the 1998 Annual Report to Stockholders is included in Exhibit 13.1 to this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this item is incorporated herein by reference from the Company's 1998 Annual Report to Stockholders. The applicable portion of the 1998 Annual Report to Stockholders is included in Exhibit 13.1 to this report.

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

     None.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this 10-K:

         1. Financial Statements The financial statements listed below are incorporated by reference from the Company's 1998 Annual Report to Stockholders:

                  Consolidated Balance Sheets as of December 31, 1998 and 1997

                  Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors


         2.       Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

                  All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.


         3.       Exhibits required by Item 601 of Regulation S-K:

                  See Exhibit Index on page 11 of this Form 10-K.


(b)      Reports on Form 8-K:

         None

                                CYTRX CORPORATION
                             FORM 10-K EXHIBIT INDEX

 Exhibit
 Number
 -------
  2.1     Agreement and Plan of Merger and Contribution dated as of
          December 6, 1996, among CytRx Corporation, Vaxcel, Inc.,
          Vaxcel Merger Subsidiary, Inc. and Zynaxis, Inc.                        (a)
  2.2     Preferred Stock and Warrant Agreement dated as of December 6,
          1996, among CytRx Corporation, Zynaxis, Inc., Vaxcel, Inc. and each of the holders of Zynaxis, Inc. warrants signatory
          thereto                                                                 (a)
  3.1     Certificate of Incorporation                                            (c)
  3.2     By-Laws                                                                 (d)
  4.1     Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust
          Company as Rights Agent                                                 (e)
  4.2     CytRx Corporation Stock Purchase Warrants dated as of October
          22, 1997 in favor of various investors                                  (b)
 10.1     Agreement with Emory University, as amended                             (f)
 10.2     Agreement with BASF Corporation, as amended                             (f)
 10.3 *   1995 Employment Agreement between CytRx Corporation and Jack
          J. Luchese                                                              (l)
 10.4 *   Amendment No. 1 to 1995 Employment Agreement between CytRx
          Corporation and Jack J. Luchese                                         (g)
 10.5 *   Amendment No. 2 to 1995 Employment Agreement between CytRx
          Corporation and Jack J. Luchese                                         (h)
 10.6 *   Change of Control Employment Agreement between CytRx
          Corporation and Jack J. Luchese                                         (h)
 10.7 *   1986 Stock Option Plan, as amended and restated                         (i)
 10.8 *   1994 Stock Option Plan, as amended and restated                         (h)
 10.9 *   1995 Stock Option Plan                                                  (j)
10.10 *   1998 Long-Term Incentive Plan
10.11     Asset Purchase Agreement dated February 10, 1998 by and
          between Proceutics, Inc. and Oread Laboratories, Inc.                   (l)
10.12     Sublease Agreement dated February 16, 1998 by and between
          CytRx Corporation and Oread, Inc.                                       (l)
10.13     Purchase and Sale Agreement dated February 23, 1998 by and between CytRx Corporation and Alexandria Real Estate Equities,
          Inc.                                                                    (l)
10.14     Purchase and Sale Agreement dated February 23, 1998 by and between Proceutics, Inc. and Alexandria Real Estate Equities,
          Inc.                                                                    (l)
10.15     Acquisition Agreement dated April 17, 1998 by and among CytRx,
          VetLife, Inc. and VetLife, L.L.C.                                       (k)
 13.1     Selected Portions of the 1998 CytRx Corporation Annual Report
          to Shareholders
 21.1     Subsidiaries of Registrant
 23.1     Consent of Ernst & Young LLP
 27.1     Financial Data Schedule (for SEC use only).
 27.2     Financial Data Schedule - 1996 Restatement (for SEC use only).
 27.3     Financial Data Schedule - 1997 Restatement (for SEC use only).
 99.1     Safe Harbor Compliance Statement for Forward-looking Statements

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

(d) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997.
(e) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 21, 1997.
(f) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.
(g) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1997.
(h) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1997.
(i) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996.
(j) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.
(k) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 1, 1998.
(l) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYTRX CORPORATION


                                        By: /s/ Jack J. Luchese
                                           --------------------------
                                        Jack J. Luchese, President
Date: March 30, 1999                    and Chief Executive Officer
                                        (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                                       Date
---------                            -----                                       ----


/s/ Jack L. Bowman                   Director                                    March 30, 1999
------------------------------
Jack L. Bowman


/s/ Raymond C. Carnahan, Jr.         Director                                    March 30, 1999
------------------------------
Raymond C. Carnahan, Jr.


/s/ Lyle A. Hohnke                   Director                                    March 30, 1999
------------------------------
Lyle A. Hohnke


/s/ Max Link                         Chairman of the                             March 30, 1999
------------------------------       Board of Directors
Max Link


/s/ Jack J. Luchese                  Director                                    March 30, 1999
------------------------------       President and Chief Executive Officer
Jack J. Luchese                      (Principal Executive Officer)


/s/ Herbert H. McDade, Jr.           Director                                    March 30, 1999
------------------------------
Herbert H. McDade, Jr.


/s/ Mark W. Reynolds                 Chief Financial Officer                     March 30, 1999
-------------------------------      (Principal Financial Officer)
Mark W. Reynolds

                                CYTRX CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                    Additions
                                                            ---------------------------
                                           Balance at        Charged to     Charged to                   Balance at
                                            Beginning         Costs and        Other                         End
              Description                   of Period         Expenses       Accounts      Deductions     of Period
--------------------------------------    ------------      ------------    -----------   ------------  -------------
Reserve Deducted in the Balance Sheet
from the Asset to Which it Applies:

  Allowance for Bad Debts
   Year ended December 31, 1998           $     22,187      $        --      $    --      $    22,187   $         --
   Year ended December 31, 1997                 48,430           44,850           --           71,093         22,187
   Year ended December 31, 1996                     --            2,516       45,914               --         48,430

  Allowance for Deferred Tax Assets
   Year ended December 31, 1998           $ 17,684,000       $3,085,000      $            $             $ 20,769,000
   Year ended December 31, 1997             15,200,000        2,484,000           --               --     17,684,000
   Year ended December 31, 1996             13,600,000        1,600,000           --               --     15,200,000