Form 10-Q
period 1999-03-31
CYTRX CORP
filed 1999-05-14
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 13, 1999: 7,632,854.

                               CYTRX CORPORATION

                                   Form 10-Q




                               Table of Contents



                                                                                        Page
                                                                                        ----
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of
              March 31, 1999 (unaudited) and December 31, 1998                            3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month Periods Ended March 31, 1999 and 1998                           4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Three Month Periods Ended March 31, 1999 and 1998                   5

              Notes to Condensed Consolidated Financial Statements                        6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   8

   Item 3     Quantitative and Qualitative Disclosures About Market Risk                 10

PART II.      OTHER INFORMATION

   Item 6     Exhibits and Reports on Form 8-K                                           11

SIGNATURES                                                                               11

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                               CYTRX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,       December 31,
                                                                                     1999              1998
                                                                                 ------------      ------------
ASSETS                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $ 12,361,398      $  8,855,375
     Short-term investments                                                                --         6,417,066
     Accounts receivable                                                              170,017            83,249
     Note receivable                                                                  300,000           300,000
     Inventories                                                                        8,308            10,935
     Other current assets                                                             110,347            10,377
                                                                                 ------------      ------------
         Total current assets                                                      12,950,070        15,677,002

Property and equipment, net                                                           348,031           195,030

Other assets:
     Acquired developed technology, net                                               600,000           600,000
     Other assets                                                                      70,978           169,536
                                                                                 ------------      ------------
         Total other assets                                                           670,978           769,536
                                                                                 ------------      ------------

         Total assets                                                            $ 13,969,079      $ 16,641,568
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $    506,206      $    540,089
     Accrued liabilities                                                            1,313,972         1,409,034
                                                                                 ------------      ------------
         Total current liabilities                                                  1,820,178         1,949,123

Minority interest in Vaxcel, Inc.                                                          --             3,897
Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred
         Stock; no shares issued and outstanding                                           --                --
     Common stock, $.001 par value, 18,750,000 shares authorized;
         8,256,065 and 8,236,926 shares issued at March 31, 1999
         and December 31, 1998, respectively                                            8,256             8,237
     Additional paid-in capital                                                    67,168,838        66,423,577
     Treasury stock, at cost (633,816 and 625,816 shares held at
         March 31, 1999 and December 31, 1998, respectively)                       (2,279,238)       (2,270,238)
     Accumulated deficit                                                          (52,748,955)      (49,473,028)
                                                                                 ------------      ------------
         Total stockholders' equity                                                12,148,901        14,688,548
                                                                                 ------------      ------------

         Total liabilities and stockholders' equity                              $ 13,969,079      $ 16,641,568
                                                                                 ============      ============


                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                  Three Month Period Ended March 31,
                                                                  ----------------------------------
                                                                      1999                   1998
                                                                  -----------            -----------
                                                                                          (restated)
Revenues:
     Net sales                                                    $   202,040            $   217,965
     Interest income                                                  176,109                136,800
     Grant income                                                      27,461                   --
     Other                                                             49,769                 85,165
                                                                  -----------            -----------
                                                                      455,379                439,930

Expenses:
     Cost of sales                                                     80,677                 73,184
     Research and development                                       2,358,061              1,034,438
     Selling, general and administrative                            1,200,873                510,826
     Interest                                                              --                123,040
                                                                  -----------            -----------
                                                                    3,639,611              1,741,488
                                                                  -----------            -----------

Loss from continuing operations                                    (3,184,232)            (1,301,558)

Income (loss) from discontinued operations                            (95,592)               370,779
Minority interest in discontinued operations                           (3,897)               (63,256)
                                                                  -----------            -----------
Net loss                                                          $(3,275,927)           $  (867,523)
                                                                  ===========            ===========


Basic and diluted income (loss) per common share:
     Continuing operations                                        $     (0.42)           $     (0.17)
     Discontinued operations                                            (0.01)                  0.05
                                                                  ===========            ===========
     Net loss                                                     $     (0.43)           $     (0.12)
                                                                  ===========            ===========

Basic and diluted weighted average shares outstanding               7,623,394              7,516,319



                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Three Month Period Ended March 31,
                                                                  ----------------------------------
                                                                     1999                    1998
                                                                  -----------            -----------
Cash flows from operating activities:
       Net loss                                                   $(3,275,927)           $  (867,523)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                              29,760                161,206
            Stock option expense                                      726,621                     --
            Gain on sale of business                                       --               (831,038)
            Minority interest in net loss of subsidiary                (3,897)               (63,256)
            Net change in assets and liabilities                     (214,498)               168,402
                                                                  -----------            -----------
                 Total adjustments                                    537,986               (564,686)
                                                                  -----------            -----------
            Net cash used by operating activities                  (2,737,941)            (1,432,209)

Cash flows from investing activities:
       Decrease in short-term investments                           6,417,066                     --
       Capital expenditures, net                                     (182,761)               (25,083)
       Net proceeds from sale of business                                  --              1,528,708
                                                                  -----------            -----------
            Net cash provided by investing activities               6,234,305              1,503,625

Cash flows from financing activities:
       Net proceeds from issuance of common stock                      18,659                 54,583
       Purchase of treasury stock                                      (9,000)                    --
       Redemption of convertible debt                                      --               (400,000)
                                                                  -----------            -----------
            Net cash provided (used) by financing activities            9,659               (345,417)
                                                                  -----------            -----------

Net increase (decrease) in cash and cash equivalents                3,506,023               (274,001)

Cash and cash equivalents at beginning of period                    8,855,375              5,895,008
                                                                  -----------            -----------

Cash and cash equivalents at end of period                        $12,361,398            $ 5,621,007
                                                                  ===========            ===========




                            See accompanying notes.

                               CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                  (Unaudited)



1.           DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

         CytRx Corporation ("CytRx" or "the Company") is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics. The Company's lead product is FLOCOR(TM), now in pivotal Phase III clinical trials for the treatment of acute sickle cell crisis. CytRx is also developing FLOCOR(TM) for acute respiratory disorders and plans to expand its development for other vascular disorders such as shock and stroke. CytRx is also currently engaged in research in the areas of infectious disease, gene and drug delivery, vaccines, and animal feed additives.

         The accompanying condensed consolidated financial statements at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation. The operations of Proceutics, Inc. ("Proceutics"), CytRx Animal Health, Inc. ("CytRx Animal Health") (formerly VetLife, Inc.), and Vaxcel, Inc. ("Vaxcel") are presented as discontinued operations for all periods presented.

2.           SALE OF TECHNOLOGY

         In January 1999, Vaxcel entered into an agreement with Innovax Corporation ("Innovax") giving Innovax the option to purchase the rights to Vaxcel's PLG microencapsulation technology for an aggregate purchase price of $600,000. Innovax paid a nonrefundable option fee of $200,000, with an additional $400,000 due upon the exercise of the option. Innovax also paid a total of $20,000 for extensions of the option period. On April 1, 1999 Innovax exercised its option and the rights to such technology were assigned by Vaxcel to Innovax.

         The Company will record this transaction in the second quarter of 1999 as a sale of its Acquired Developed Technology, valued at $600,000, and therefore will not record a gain or loss on the transaction. The $20,000 in option extension fees paid by Innovax is included in the discontinued operations of Vaxcel in the accompanying Statement of Operations. The $400,000 due upon exercise of the option was paid on April 1, 1999.

3.           SEGMENT REPORTING

                                            Continuing Operations                          Discontinued Operations
                                    --------------------------------------------------------------------------------------------
                                                                       Total    Cattle                                  Total
                                    Research Recruiting   Product   Continuing Marketing  Pharmaceutical Vaccine    Discontinued
(in thousands)                      Products  Services  Development Operations Operations    Services   Development   Operations
--------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1999:
Sales to external customers            $136    $ 66     $     --     $   202     $   --      $  --        $  --       $    --
Intersegment sales                       --      --           --          --         --         --           --            --
Segment profit (loss)                    83      (1)      (3,266)     (3,184)        --         --          (92)          (92)
Total assets                             --      --       13,164      13,164         --         --          805           805
Three Months Ended March 31, 1998:
Sales to external customers             117     101           --         218      3,790        407           --         4,197
Intersegment sales                       --      --           --          --         --        143           --           143
Segment profit (loss)                    60      21       (1,383)     (1,302)      (120)       996         (442)          434
Total assets                             --      --        5,395       5,395      7,670      4,669        4,877        17,216

Item 2. --        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         At March 31, 1999 the Company had cash and cash equivalents and short-term investments of $12.4 million and net assets of $12.1 million, compared to $15.3 million and $14.7 million, respectively, at December 31, 1998. Working capital totaled $11.1 million at March 31, 1999, compared to $13.7 million at December 31, 1998.

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

         During 1997 and 1998, the Company received federal government funding for certain research and development activities via Small Business Innovative Research (SBIR) grants. Most recently, in 1998 the Company received a grant from the U.S. Food and Drug Administration's Division of Orphan Drug Development to support CytRx's Phase III clinical trial of FLOCOR(TM). This grant will provide approximately $400,000 over two years, $200,000 of which was received during 1998, to help defray the overall costs of the study. The Company intends to continue to seek government assistance for its product development efforts.

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

Results of Operations

         The Company recorded a net loss of $3,238,000 for the three month period ended March 31, 1999 as compared to $868,000 for 1998. Loss from continuing operations was $3,146,000 and $1,302,000 in 1999 and 1998, respectively.

         Net sales from continuing operations, which consist primarily of sales of TiterMax research adjuvant and service revenues from Spectrum Recruitment Research, were $202,000 and $218,000 during the three months ended March 31, 1999 and 1998, respectively. Cost of product sales and service revenues was $81,000 in 1999 versus $73,000 in 1998.

         Interest income from continuing operations was $176,000 and $137,000 during the three months ended March 31, 1999 and 1998, respectively. The variance between years generally corresponds to fluctuating cash and investment balances. Grant income was $27,000 in 1999 versus $-0- in 1998. Other income was $50,000 and $85,000 in 1999 and 1998, respectively, and relates to administrative and facilities costs allocated by CytRx to its discontinued subsidiaries. The related costs are included in selling, general and administrative expenses. The decrease from 1998 to 1999 is reflective of the discontinuance of the Proceutics and CytRx Animal Health operations in early 1998.

         Research and development expenditures from continuing operations were $2,358,000 and $1,034,000 during the three months ended March 31, 1999 and 1998, respectively. Research and development expenditures have increased primarily as a result of the Company's development activities for FLOCOR(TM), including the initiation of a pivotal Phase III trial in March 1998. The Company expects patient enrollment in the Phase III trial to be completed during the second half of 1999, with the final statistical analysis of the study completed by the end of 1999.

         Selling, general and administrative expense from continuing operations were $474,000 and $511,000 during the three months ended March 31, 1999 and 1998, respectively. The decrease includes a reduction in administrative staff requirements as a result of the Company's divestiture of its subsidiary operations. Interest expense of $123,000 during the three month period ended March 31, 1998 relates to convertible debentures which were redeemed and/or converted during 1998. During 1998, the Company granted options and warrants to certain employees which contain vesting criteria based on stock price performance. The Company has also granted options and warrants to purchase its common stock to certain consultants in exchange for consulting services. During the first quarter of 1999, certain vesting criteria of these options and warrants were achieved, resulting in an aggregate non-cash charge to compensation expense and consulting expense of $727,000.

         Net income (loss) from discontinued operations, net of minority interest, was $(92,000) and $434,000 during the three months ended March 31, 1999 and 1998, respectively. The operations of Proceutics and CytRx Animal Health were sold during 1998, thus the results of their operations have been presented as discontinued operations. During 1998, the Company adopted a plan to dispose of the research and development activities of Vaxcel and has also presented its results of operations as discontinued operations. The following table presents the breakdown of income (loss) from discontinued operations:


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         1999               1998
                                                      ----------------------------
         Vaxcel, net of minority interest             $ (92,000)         $(443,000)
         Proceutics                                          --            996,000
         CytRx Animal Health                                 --           (119,000)
                                                      ----------------------------
         Income (loss) from discontinued operations   $ (92,000)         $ 434,000
                                                      ============================

Year 2000 Issue

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

         There have been no changes in the Company's state of readiness or contingency plans from that disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998. No costs have been incurred related to the Year 2000 Issue for the three months ended March 31, 1999.

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk

         The have been no changes in the Company's assessment of its market risk from that disclosed in its Form 10-K for the year ended December 31, 1998.

                          PART II-- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number   Description
         -------  -----------
          27.1    Financial Data Schedule (for SEC use only)
          27.2    Financial Data Schedule (Restated 1998) (for SEC use only)

(b)      Reports on Form 8-K

         None.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CYTRX CORPORATION
                                               (Registrant)


Date:  May 13, 1999                         By: /s/ Mark W. Reynolds
       ------------                            ------------------------------
                                               Mark W. Reynolds
                                               Chief Financial Officer
                                               (Chief Accounting Officer
                                               and a duly authorized officer)