Form 10-Q
period 1999-06-30
CYTRX CORP
filed 1999-08-05
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 4, 1999: 7,636,041.

                               CYTRX CORPORATION

                                   Form 10-Q




                               Table of Contents


                                                                                                Page
                                                                                                ----

PART I.       FINANCIAL INFORMATION

 Item 1       Financial Statements:

              Condensed Consolidated Balance Sheets as of
              June 30, 1999 (unaudited) and December 31, 1998                                     3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month and Six Month Periods Ended June 30, 1999 and 1998                      4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Six Month Periods Ended June 30, 1999 and 1998                              5

              Notes to Condensed Consolidated Financial Statements                                6

 Item 2       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                           8

 Item 3       Quantitative and Qualitative Disclosures About Market Risk                         10

PART II.      OTHER INFORMATION

 Item 6       Exhibits and Reports on Form 8-K                                                   11

SIGNATURES                                                                                       11

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                               CYTRX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,          December 31,
                                                                                   1999                1998
                                                                                ------------       ------------
ASSETS                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $ 10,032,870       $  8,855,375
   Short-term investments                                                                 --          6,417,066
   Accounts receivable                                                               151,975             83,249
   Note receivable                                                                        --            300,000
   Inventories                                                                         5,747             10,935
   Other current assets                                                               87,544             10,377
                                                                                ------------       ------------
      Total current assets                                                        10,278,136         15,677,002

Property and equipment, net                                                          729,907            195,030

Other assets:
   Acquired developed technology, net                                                     --            600,000
   Other assets                                                                       70,978            169,536
                                                                                ------------       ------------
      Total other assets                                                              70,978            769,536
                                                                                ------------       ------------

      Total assets                                                              $ 11,079,021       $ 16,641,568
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    628,575       $    540,089
   Accrued liabilities                                                               910,657          1,409,034
                                                                                ------------       ------------
      Total current liabilities                                                    1,539,232          1,949,123

Minority interest in Vaxcel, Inc.                                                         --              3,897
Commitments

Stockholders' equity:
    Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred
       Stock; no shares issued and outstanding                                            --                 --
    Common stock, $.001 par value, 18,750,000 shares authorized;
       8,266,670 and 8,236,926 shares issued at June 30, 1999
       and December 31, 1998, respectively                                             8,267              8,237
    Additional paid-in capital                                                    67,224,951         66,423,577
    Treasury stock, at cost (633,816 and 625,816 shares held at
       June 30, 1999 and December 31, 1998, respectively)                         (2,279,238)        (2,270,238)
    Accumulated deficit                                                          (55,414,191)       (49,473,028)
                                                                                ------------       ------------
       Total stockholders' equity                                                  9,539,789         14,688,548
                                                                                ------------       ------------

       Total liabilities and stockholders' equity                               $ 11,079,021       $ 16,641,568
                                                                                ============       ============


                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                    -------------------------------    -------------------------------
                                                       1999                1998           1999                1998
                                                    -----------         -----------    -----------         -----------
                                                                        (restated)                         (restated)
Revenues:
  Net sales                                         $   226,839         $   254,751    $   428,879         $   472,716
  Interest income                                       135,223             286,324        311,332             423,124
  Grant income                                          226,829             352,082        254,290             352,082
  Other                                                  38,629              57,651         88,398             142,816
                                                    -----------         -----------    -----------         -----------
                                                        627,520             950,808      1,082,899           1,390,738

Expenses:
  Cost of sales                                          48,297              38,701        128,974             111,885
  Research and development                            2,435,000           2,202,090      4,793,061           3,236,528
  Selling, general and administrative                   655,649             644,001      1,856,522           1,277,867
                                                    -----------         -----------    -----------         -----------
                                                      3,138,946           2,884,792      6,778,557           4,626,280
                                                    -----------         -----------    -----------         -----------

Loss from continuing operations before
  extraordinary item                                 (2,511,426)         (1,933,984)    (5,695,658)         (3,235,542)

Income (loss) from discontinued operations             (153,810)          5,747,630       (249,402)          6,118,409
Minority interest                                            --             (52,680)        (3,897)           (115,936)
                                                    -----------         -----------    -----------         -----------

Income (loss) before extraordinary item              (2,665,236)          3,866,326     (5,941,163)          2,998,803

Extraordinary item:
     Loss on early extinguishment of debt                    --            (325,120)            --            (325,120)
                                                    -----------         -----------    -----------         -----------

Net income (loss)                                   $(2,665,236)        $ 3,541,206    $(5,941,163)        $ 2,673,683
                                                    ===========         ===========    ===========         ===========

Basic and diluted income (loss) per common share:
  Continuing operations                             $     (0.33)        $     (0.25)   $     (0.75)        $     (0.43)
  Discontinued operations                                 (0.02)               0.75          (0.03)               0.82
  Extraordinary item                                         --               (0.04)            --               (0.04)
                                                    ===========         ===========    ===========         ===========
  Net income (loss)                                 $     (0.35)        $      0.46    $     (0.78)        $      0.35
                                                    ===========         ===========    ===========         ===========

Basic and diluted
weighted average shares outstanding                   7,639,828           7,659,456      7,631,657           7,591,361

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Six Month Periods Ended June 30,
                                                                                --------------------------------
                                                                                    1999                1998
                                                                                ------------        ------------
Cash flows from operating activities:
   Net income (loss)                                                            $ (5,941,163)       $  2,673,683
   Adjustments to reconcile net loss to net cash
    used by operating activities:
       Depreciation and amortization                                                  57,597             324,743
       Stock option expense                                                          761,181                  --
       Gain on sales of subsidiaries                                                      --          (7,115,008)
       Gain on sale of real estate                                                        --            (409,454)
       Extraordinary loss on early extinguishment of debt                                 --             325,120
       Minority interest in net loss of subsidiary                                    (3,897)           (115,936)
       Net change in assets and liabilities                                          447,962           1,057,378
                                                                                ------------        ------------
           Total adjustments                                                       1,262,843          (5,933,157)
                                                                                ------------        ------------
       Net cash used by operating activities                                      (4,678,320)         (3,259,474)

Cash flows from investing activities:
   Decrease in short-term investments                                              6,417,066                  --
   Decrease in long-term investments                                                      --           5,326,647
   Capital expenditures, net                                                        (592,474)            (39,641)
   Net proceeds from sale of subsidiaries                                                 --           4,464,688
   Net proceeds from sale of real estate                                                  --           4,225,221
                                                                                ------------        ------------
       Net cash provided by investing activities                                   5,824,592          13,976,915

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                         40,223              76,606
   Purchase of treasury stock                                                         (9,000)                 --
   Redemption of convertible debt                                                         --          (1,650,000)
                                                                                ------------        ------------
       Net cash provided (used) by financing activities                               31,223          (1,573,394)
                                                                                ------------        ------------

Net increase in cash and cash equivalents                                          1,177,495           9,144,047

Cash and cash equivalents at beginning of period                                   8,855,375           5,895,008
                                                                                ------------        ------------

Cash and cash equivalents at end of period                                      $ 10,032,870        $ 15,039,055
                                                                                ============        ============




                            See accompanying notes.

                               CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)



1.       DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

         CytRx Corporation ("CytRx" or "the Company") is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics. The Company's lead product is FLOCOR(TM), now in pivotal Phase III clinical trials for the treatment of acute sickle cell crisis. CytRx also plans to expand development of FLOCOR(TM) for acute respiratory disorders and for other vascular disorders such as shock and stroke. CytRx is also currently engaged in research in the areas of infectious disease, gene and drug delivery, and animal feed additives.

         The accompanying condensed consolidated financial statements at June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1998.

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

         The Company recorded this transaction in the second quarter of 1999 as a sale of its Acquired Developed Technology, valued at $600,000, and therefore did not record a gain or loss on the transaction. The $20,000 in option extension fees paid by Innovax is included in the discontinued operations of Vaxcel in the accompanying Statement of Operations. The $400,000 due upon exercise of the option was paid on April 1, 1999.

3.       SEGMENT REPORTING

                                              Continuing Operations                          Discontinued Operations
                                   -------------------------------------------------------------------------------------------------
                                                                         Total      Cattle                                  Total
                                   Research  Recruiting    Product    Continuing  Marketing  Pharmaceutical  Vaccine    Discontinued
(in thousands)                     Products   Services   Development  Operations  Operations    Services    Development  Operations
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999:
Sales to external customers         $128       $ 99       $     --     $    227    $   --      $   --         $    --     $    --
Segment profit (loss)                 75         46         (2,632)      (2,511)       --          --            (154)       (154)
Total assets                          --         --         10,671       10,671        --          --             408         408
Three Months Ended June 30, 1998:
Sales to external customers          128        127             --          255       593          --              --         593
Segment profit (loss)                 74         70         (2,403)      (2,259)    5,803         367            (370)      5,800
Total assets                          --         --         19,610       19,610        --          --           4,574       4,574

Six Months Ended June 30, 1999:
Sales to external customers          265        164             --          429        --          --              --          --
Segment profit (loss)                158         45         (5,899)      (5,696)       --          --            (246)       (246)
Total assets                          --         --         10,671       10,671        --          --             408         408
Six Months Ended June 30, 1998:
Sales to external customers          245        228             --          473     4,383         407              --       4,790
Intersegment sales                    --         --             --           --        --         143              --         143
Segment profit (loss)                134         91         (3,786)      (3,561)    5,683       1,363            (812)      6,234
Total assets                          --         --         19,610       19,610        --          --           4,574       4,574

4.       PURCHASE COMMITMENTS

         At June 30, 1999, the Company had outstanding firm purchase commitments of $800,000 related to the design and construction of manufacturing equipment for commercial production of FLOCOR.

Item 2. --    Management's Discussion and Analysis of Financial Condition
              And Results of Operations

Liquidity and Capital Resources

         At June 30, 1999 the Company had cash and cash equivalents and short-term investments of $10.0 million and net assets of $9.5 million, compared to $15.3 million and $14.7 million, respectively, at December 31, 1998. Working capital totaled $8.7 million at June 30, 1999, compared to $13.7 million at December 31, 1998.

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

         During 1998 and 1999, the Company received federal government funding for certain research and development activities via Small Business Innovative Research (SBIR) grants. Most recently, in 1998 the Company received a grant from the U.S. Food and Drug Administration's Division of Orphan Drug Development to support CytRx's Phase III clinical trial of FLOCOR(TM). This grant provides approximately $400,000 over two years to help defray the overall costs of the study, $200,000 of which was received during each of the quarters ended June 30, 1999 and 1998. The Company intends to continue to seek government assistance for its product development efforts.

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

Results of Operations

         The Company recorded net losses of $2,665,000 and $5,941,000 for the three month and six month periods ended June 30, 1999 as compared to net income of $3,541,000 and $2,674,000 for the same periods in 1998. Losses from continuing operations before extraordinary item were $2,511,000 and $5,696,000 for the three and six month periods ended June 30, 1999 as compared to losses of $1,934,000 and $3,236,000 in 1998, respectively.

         Net sales from continuing operations, which consist primarily of sales of TiterMax research adjuvant and service revenues from Spectrum Recruitment Research, were $227,000 and $429,000 during the three and six month periods ended June 30, 1999, as compared to $255,000 and $473,000 in 1998, respectively. Cost of product sales and service revenues was $48,000 and $129,000 during the three month and six month periods of 1999, versus $39,000 and $112,000 during 1998.

         Interest income from continuing operations was $135,000 and $286,000 during the three months ended June 30, 1999 and 1998, respectively, and $311,000 and $423,000 during the six month periods then ended. The variance between years generally corresponds to fluctuating cash and investment balances. Grant income from continuing operations was $227,000 and $352,000 during the three months ended June 30, 1999 and 1998, respectively, and $254,000 and $352,000 during the six month periods then ended. As discussed under Liquidity and Capital Resources above, grant income primarily relates to a grant from the FDA for support of CytRx's Phase III clinical trial of FLOCOR(TM). Other income from continuing operations was $39,000 and $58,000 during the three months ended June 30, 1999 and 1998, respectively, and $88,000 and $143,000 during the six month periods then ended. Other income includes administrative and facilities costs allocated by CytRx to its discontinued subsidiaries. The related costs are included in selling, general and administrative expenses. The decrease from 1998 to 1999 is reflective of the discontinuance of the Proceutics and CytRx Animal Health operations in early 1998.

         Research and development expenditures from continuing operations were $2,435,000 and $2,202,000 during the three months ended June 30, 1999 and 1998, and $4,793,000 and $3,327,000 for the six month periods then ended. Research and development expenditures have increased primarily as a result of the Company's development activities for FLOCOR(TM), including the initiation of a pivotal Phase III trial in March 1998. The Company expects to complete its current Phase III by the end of 1999.

         Selling, general and administrative expense from continuing operations were $656,000 and $644,000 during the three months ended June 30, 1999 and 1998, and $1,857,000 and $1,278,000 for the six month periods then ended. Overall selling, general and administrative expenses have decreased as a result of the Company's divestiture of its subsidiary operations. During 1998, the Company granted options and warrants to certain employees which contain vesting criteria based on stock price performance. The Company has also granted options and warrants to purchase its common stock to certain consultants in exchange for consulting services. During the first and second quarters of 1999, certain vesting criteria of these options and warrants were achieved, resulting in aggregate non-cash charges to compensation expense and consulting expense of $727,000 and $34,000, respectively, which are included in selling, general and administrative expense.

         Net income (loss) from discontinued operations, net of minority interest, was $(154,000) and $5,800,000 during the three months ended June 30, 1999 and 1998, and $(246,000) and $6,234,000 for the six month periods then ended. The operations of Proceutics and CytRx Animal Health were sold during 1998, thus the results of their operations have been presented as discontinued operations. During 1998, the Company adopted a plan to dispose of the research and development activities of Vaxcel and has also presented its results of operations as discontinued operations. The following table presents the breakdown of income (loss) from discontinued operations (in thousands):


                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                       --------------------------------------------------------
                                                        1999                1998      1999                1998
                                                       ------             -------    ------             -------
Vaxcel, net of minority interest                       $ (154)            $  (370)   $ (246)            $  (812)
Proceutics                                                 --                 367        --               1,363
CytRx Animal Health                                        --               5,803        --               5,683
                                                       ------             -------    ------             -------
Income (loss) from discontinued operations             $ (154)            $ 5,800    $ (246)            $ 6,234
                                                       ======             =======    ======             =======

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

         During the second quarter of 1999, the Company completed the remediation phase of its Year 2000 Plan with respect to its mission critical internal computer systems. Total costs incurred during the quarter were less than $10,000. There have been no other significant changes in the Company's state of readiness or contingency plans from that disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998.

Item 3. --    Quantitative and Qualitative Disclosures About Market Risk

         There have been no changes in the Company's assessment of its market risk from that disclosed in its Form 10-K for the year ended December 31, 1998.

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



                                                  CYTRX CORPORATION
                                                  (Registrant)


Date:   August 4, 1999                        By: /s/ Mark W. Reynolds
        --------------                            ------------------------------
                                                  Mark W. Reynolds
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer
                                                  and a duly authorized officer)