Form 10-Q
period 1999-09-30
CYTRX CORP
filed 1999-11-12
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------   --------------

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

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 12, 1999: 7,740,037.

                                CYTRX CORPORATION

                                    Form 10-Q




                                Table of Contents



                                                                                                             Page
                                                                                                             ----

PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of
              September 30, 1999 (unaudited) and December 31, 1998                                             3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month and Nine Month Periods Ended September 30, 1999 and 1998                             4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
              Nine Month Periods Ended September 30, 1999 and 1998                                             5

              Notes to Condensed Consolidated Financial Statements                                             6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        8

   Item 3     Quantitative and Qualitative Disclosures About Market Risk                                      11

PART II.      OTHER INFORMATION

   Item 6     Exhibits and Reports on Form 8-K                                                                11

SIGNATURES                                                                                                    12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                CYTRX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,      December 31,
                                                                                         1999              1998
                                                                                    -------------      ------------
ASSETS                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $   5,357,375      $  8,855,375
     Short-term investments                                                                    --         6,417,066
     Accounts receivable                                                                  236,439            83,249
     Note receivable                                                                           --           300,000
     Inventories                                                                            6,476            10,935
     Other current assets                                                                  97,021            10,377
                                                                                    -------------      ------------
         Total current assets                                                           5,697,311        15,677,002

Property and equipment, net                                                               998,033           195,030

Other assets:
     Acquired developed technology, net                                                        --           600,000
     Other assets                                                                          70,978           169,536
                                                                                    -------------      ------------
         Total other assets                                                                70,978           769,536
                                                                                    -------------      ------------

         Total assets                                                               $   6,766,322      $ 16,641,568
                                                                                    =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $     239,953      $    540,089
     Accrued liabilities                                                                1,551,243         1,409,034
                                                                                    -------------      ------------
         Total current liabilities                                                      1,791,196         1,949,123

Minority interest in Vaxcel, Inc.                                                              --             3,897
Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred
         Stock; no shares issued and outstanding                                               --                --
     Common stock, $.001 par value, 18,750,000 shares authorized;
         8,269,857 and 8,236,926 shares issued at September 30, 1999
         and December 31, 1998, respectively                                                8,270             8,237
     Additional paid-in capital                                                        67,546,098        66,423,577
     Treasury stock, at cost (633,816 and 625,816 shares held at
         September 30, 1999 and December 31, 1998, respectively)                       (2,279,238)       (2,270,238)
     Accumulated deficit                                                              (60,300,004)      (49,473,028)
                                                                                    -------------      ------------
         Total stockholders' equity                                                     4,975,126        14,688,548
                                                                                    -------------      ------------

         Total liabilities and stockholders' equity                                 $   6,766,322      $ 16,641,568
                                                                                    =============      ============


                             See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                            ------------------------------       ------------------------------
                                                               1999               1998               1999              1998
                                                            -----------       ------------       ------------       -----------
                                                                               (restated)                            (restated)
Revenues:
     Net sales                                              $   173,737       $    221,337       $    602,616       $   694,053
     Interest income                                             95,505            322,259            406,837           745,383
     Grant income                                               150,077             54,826            404,367           406,908
     Other                                                       29,958            125,768            118,356           268,584
                                                            -----------       ------------       ------------       -----------
                                                                449,277            724,190          1,532,176         2,114,928

Expenses:
     Cost of sales                                               68,317             71,509            197,291           183,394
     Research and development                                 4,541,104          1,763,110          9,334,165         4,999,638
     Selling, general and administrative                        935,536            653,484          2,792,058         1,931,351
                                                            -----------       ------------       ------------       -----------
                                                              5,544,957          2,488,103         12,323,514         7,114,383
                                                            -----------       ------------       ------------       -----------

Loss from continuing operations before
  extraordinary item                                         (5,095,680)        (1,763,913)       (10,791,338)       (4,999,455)

Income (loss) from discontinued operations                      209,867           (246,114)           (39,535)        5,872,295
Minority interest                                                    --            (31,910)            (3,897)         (147,846)
                                                            -----------       ------------       ------------       -----------

Income (loss) before extraordinary item                      (4,885,813)        (1,978,117)       (10,826,976)        1,020,686

Extraordinary item:
     Loss on early extinguishment of debt                            --                 --                 --          (325,120)
                                                            -----------       ------------       ------------       -----------

Net income (loss)                                           $(4,885,813)      $ (1,978,117)      $(10,826,976)      $   695,566
                                                            ===========       ============       ============       ===========

Basic and diluted income (loss) per common share:
     Continuing operations                                  $     (0.67)      $      (0.23)      $      (1.41)      $     (0.66)
     Discontinued operations                                       0.03              (0.03)             (0.01)             0.79
     Extraordinary item                                              --                 --                 --             (0.04)
                                                            -----------       ------------       ------------       -----------
     Net income (loss)                                      $     (0.64)      $      (0.26)      $      (1.42)      $      0.09
                                                            ===========       ============       ============       ===========

Basic and diluted
weighted average shares outstanding                           7,635,625          7,669,440          7,627,983         7,617,673

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               Nine Month Periods Ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                                1999               1998
                                                                            ------------       ------------
Cash flows from operating activities:
       Net income (loss)                                                    $(10,826,976)      $    695,566
       Adjustments to reconcile net loss to net cash used by operating activities:
            Depreciation and amortization                                         83,097            401,769
            Stock option and warrant expense                                   1,067,766                 --
            Gain on sales of subsidiaries                                       (240,196)        (7,009,305)
            Gain on sale of real estate                                               --           (434,454)
            Extraordinary loss on early extinguishment of debt                        --            325,120
            Minority interest in net loss of subsidiary                           (3,897)          (147,846)
            Net change in assets and liabilities                                 605,256          1,283,758
                                                                            ------------       ------------
                 Total adjustments                                             1,512,026         (5,580,958)
                                                                            ------------       ------------
            Net cash used by operating activities                             (9,314,950)        (4,885,392)

Cash flows from investing activities:
       Decrease in short-term investments                                      6,417,066                 --
       Decrease in long-term investments                                              --          5,326,647
       Capital expenditures, net                                                (886,100)           (29,071)
       Net proceeds from sale of subsidiaries                                    240,196          4,358,985
       Net proceeds from sale of real estate                                          --          4,258,747
                                                                            ------------       ------------
            Net cash provided by investing activities                          5,771,162         13,915,308

Cash flows from financing activities:
       Net proceeds from issuance of common stock                                 54,788             96,917
       Purchase of treasury stock                                                 (9,000)                --
       Redemption of convertible debt                                                 --         (1,650,000)
                                                                            ------------       ------------
            Net cash provided (used) by financing activities                      45,788         (1,553,083)
                                                                            ------------       ------------

Net increase (decrease) in cash and cash equivalents                          (3,498,000)         7,476,833

Cash and cash equivalents at beginning of period                               8,855,375          5,895,008
                                                                            ------------       ------------

Cash and cash equivalents at end of period                                  $  5,357,375       $ 13,371,841
                                                                            ============       ============




                             See accompanying notes.

                                CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)



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

         The accompanying condensed consolidated financial statements at September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation. The operations of Proceutics, Inc. ("Proceutics"), CytRx Animal Health, Inc. ("CytRx Animal Health") (formerly VetLife, Inc.), and Vaxcel, Inc. ("Vaxcel") are presented as discontinued operations for all periods presented.

2.       Sale of Vaxcel

         On June 2, 1999, CytRx entered into a Stock Acquisition Agreement with A-Z Professional Consultants, Inc. ("A-Z") for the sale of CytRx's equity interest in Vaxcel. The sale was consummated on September 9, 1999. Pursuant to the agreement, A-Z purchased 9,625,000 shares of common stock of Vaxcel from CytRx for a cash purchase price of $318,626. After consummation of this transaction, CytRx has no further equity interest in Vaxcel.

         Net income (loss) associated with Vaxcel included in income (loss) from discontinued operations was $210,000 and $(36,000) for the three month and nine month periods ended September 30, 1998, as compared to $(223,000) and $(1,035,000) for 1998. A gain related to the sale of $240,000 is included in income (loss) from discontinued operations for the three month period ended September 30, 1999. A summary of the assets and liabilities of Vaxcel which are included in the consolidated balance sheet at December 31, 1998 are as follows (in thousands):


                   Current assets                                $   14
                   Property and equipment, net                        6
                   Other assets                                     956
                                                                 ------
                   Total assets                                  $  976

                   Total liabilities                             $  618

         Termination of Optivax(R) License by CytRx -- In July 1999, CytRx terminated its license of Optivax(R) to Vaxcel due to Vaxcel's cessation of operations within the meaning of the license agreement. Concurrently with the termination of the Optivax(R) license, all of Vaxcel's rights and obligations pursuant to its license of the Optivax(R) technology to Corixa Corporation were assigned to CytRx.

         Sale of Technology by Vaxcel -- In January 1999, Vaxcel entered into an agreement with Innovax Corporation ("Innovax") giving Innovax the option to purchase the rights to Vaxcel's PLG microencapsulation technology for an aggregate purchase price of $600,000. Innovax paid a nonrefundable option fee of $200,000, with an additional $400,000 due upon the exercise of the option. Innovax also paid a total of $20,000 for extensions of the option period. On April 1, 1999 Innovax exercised its option and the rights to such technology were assigned by Vaxcel to Innovax.

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

3.       Segment Reporting


                                           Continuing Operations                             Discontinued Operations
                                ------------------------------------------------  --------------------------------------------------
                                                                        Total      Cattle                                  Total
                                Research   Recruiting     Product    Continuing   Marketing  Pharmaceutical  Vaccine    Discontinued
(in thousands)                  Products    Services    Development  Operations   Operations   Services     Development  Operations
--------------------------------------------------------------------------------  --------------------------------------------------
Three Months Ended
 September 30, 1999:
Sales to external customers     $     98    $     76       $    --   $    174       $   --       $   --      $   --      $    --
Segment profit (loss)                 43           7        (5,146)    (5,096)          --           --         210          210
Total assets                          --          --         6,616      6,616           --           --          --           --
Three Months Ended
 September 30, 1998:
Sales to external customers          129          92            --        221           --           --          --           --
Segment profit (loss)                 55          35        (1,854)    (1,764)         (15)          24        (223)        (214)
Total assets                          --          --        17,848     17,848           --           --       4,320        4,320

Nine Months Ended
 September 30, 1999:
Sales to external customers          363         240            --        603           --           --          --           --
Segment profit (loss)                201          52       (11,044)   (10,791)          --           --         (36)         (36)
Total assets                          --          --         6,616      6,616           --           --          --           --
Nine Months Ended
 September 30, 1998:
Sales to external customers          373         321            --        694        4,383          407          --        4,790
Intersegment sales                    --          --            --         --           --          143          --          143
Segment profit (loss)                190         126        (5,315)    (4,999)       5,668        1,387      (1,035)       6,020
Total assets                          --          --        17,848     17,848           --           --       4,320        4,320

4.       Purchase Commitments

         At September 30, 1999, the Company had outstanding firm purchase commitments of approximately $650,000 related to the design and construction of manufacturing equipment for commercial production of FLOCOR(TM).




Item 2. --        Management's Discussion and Analysis of Financial Condition
                  And Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those discussed herein due to a number of factors, including, among other things, the research, development, and market risks which could adversely affect the Company's timeline for clinical trials, regulatory approval, and time to market thereafter. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Liquidity and Capital Resources

         At September 30, 1999 the Company had cash and cash equivalents and short-term investments of $5.4 million and net assets of $5.0 million, compared to $15.3 million and $14.7 million, respectively, at December 31, 1998. Working capital totaled $3.9 million at September 30, 1999, compared to $13.7 million at December 31, 1998.

         The Company's operations have and will continue to use substantial amounts of cash. The Company's future expenditures and capital requirements depend on numerous factors including the progress and focus of its research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

         The Company will require additional funds to finance operations and is currently seeking private or public equity investments and future collaborative arrangements with third parties to meet such needs. The Company's ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. The Company believes that cash and cash equivalents on hand, combined with interest income, operating revenues and proceeds from government-supported research activities, will be sufficient to satisfy the Company's projected liquidity and working capital needs into the first quarter of 2000.

Results of Operations

         The Company recorded net losses of $4,886,000 and $1,978,000 for the three month periods ended September 31, 1999 and 1998, respectively. For the nine month periods ended September 30, 1999 and 1998, the Company recorded a net loss of $10,827,000 and net income of $696,000, respectively. Losses from continuing operations before extraordinary item were $5,096,000 and $10,791,000 for the three and nine month periods ended September 30, 1999 as compared to losses of $1,764,000 and $4,999,000 in 1998.

         Net sales from continuing operations, which consist primarily of sales of TiterMax(R) research adjuvant and service revenues from Spectrum Recruitment Research, were $174,000 and $603,000 during the three and nine month periods ended September 30, 1999, as compared to $221,000 and $694,000 in 1998, respectively. Cost of product sales and service revenues was $68,000 and $197,000 during the three month and nine month periods of 1999, versus $72,000 and $183,000 during 1998.

         Interest income from continuing operations was $96,000 and $322,000 during the three months ended September 30, 1999 and 1998, respectively, and $407,000 and $745,000 during the nine month periods then ended. The variance between years generally corresponds to fluctuating cash and investment balances.

         Grant income from continuing operations was $150,000 and $55,000 during the three months ended September 30, 1999 and 1998, respectively, and $404,000 and $407,000 during the nine month periods then ended. During 1998 and 1999, the Company received federal government funding for certain research and development activities via Small Business Innovative Research (SBIR) grants. Additionally, in 1998 the Company received a grant from the U.S. Food and Drug Administration's Division of Orphan Drug Development to support CytRx's Phase III clinical trial of FLOCOR(TM). This grant provided approximately $445,000 over two years to help defray the overall costs of the study, all of which has been received. The Company currently has two active SBIR grants in support of other research activities, with funding commitments totalling $612,000, of which $158,000 has been received as of September 30, 1999.

         Other income from continuing operations was $30,000 and $126,000 during the three months ended September 30, 1999 and 1998, respectively, and $118,000 and $269,000 during the nine month periods then ended. Other income includes administrative and facilities costs allocated by CytRx to its discontinued subsidiaries. The related costs are included in selling, general and administrative expenses. The decrease from 1998 to 1999 is primarily reflective of the discontinuance of the Proceutics and CytRx Animal Health operations.

         Research and development expenditures from continuing operations were $4,541,000 and $1,763,000 during the three months ended September 30, 1999 and 1998, and $9,334,000 and $5,000,000
for the nine month periods then ended. Research and development expenditures have increased primarily as a result of the Company's clinical development activities for FLOCOR(TM). The Company's pivotal Phase III trial of FLOCOR for treatment of acute sickle cell crisis, which was initiated in March 1998, completed patient enrollment in October 1999. During 1999 the Company also continued its Phase I trial of FLOCOR for treatment of Acute Chest Syndrome in sickle cell patients and initiated two additional clinical trials of FLOCOR - a Phase III study investigated repeat use of FLOCOR in patients with acute sickle cell crisis and a Phase I/II study for treatment of Acute Lung Injury.

         Selling, general and administrative expense from continuing operations were $936,000 and $653,000 during the three months ended September 30, 1999 and 1998, and $2,792,000 and $1,931,000 for the nine month periods then ended. Overall selling, general and administrative expenses have decreased as a result of the Company's divestiture of its subsidiary operations. During 1998, the Company granted options and warrants to certain employees which contain vesting criteria based on stock price performance. The Company has also granted options and warrants to purchase its common stock to certain consultants in exchange for consulting services. During 1999, certain vesting criteria of these options and warrants were achieved, resulting in aggregate non-cash charges to selling, general and administrative expense of $307,000 and $1,068,000 for the three month and nine month periods, respectively.

         Net income (loss) from discontinued operations, net of minority interest, was $210,000 and $(214,000) during the three months ended September 30, 1999 and 1998, and $(36,000) and $6,020,000 for the nine month periods then ended. The operations of Proceutics and CytRx Animal Health were sold during 1998 and Vaxcel was sold during the quarter ended September 30, 1999 (see Note 2 to Financial Statements), thus the results of their operations have been presented as discontinued operations. The following table presents the breakdown of income (loss) from discontinued operations (in thousands):


                                                   Three Months Ended      Nine Months Ended
                                                       September 30,         September 30,
                                                   -------------------    ------------------
                                                     1999      1998        1999        1998
                                                   --------   -------     -------    -------
    Vaxcel, net of minority interest               $    210   $  (223)    $   (36)   $(1,035)
    Proceutics                                           --        24          --      1,387
    CytRx Animal Health                                  --       (15)         --      5,668
                                                   --------   -------     -------    -------

    Income (loss) from discontinued operations     $    210   $  (214)    $   (36)   $ 6,020
                                                   ========   =======     =======    =======

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

         During 1999, the Company completed the remediation phase of its Year 2000 Plan with respect to its mission critical internal computer systems. Total costs incurred to date are less than $10,000. There have been no other significant changes in the Company's state of readiness or contingency plans from that disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998.

Item 3. --        Quantitative and Qualitative Disclosures About Market Risk

         There have been no changes in the Company's assessment of its market risk from that disclosed in its Form 10-K for the year ended December 31, 1998.




                           PART II -- OTHER INFORMATION

Item 6. --        Exhibits and Reports on Form 8-K

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



                                                CYTRX CORPORATION
                                                (Registrant)


Date: November 12, 1999                    By: /s/ Mark W. Reynolds
      --------------------------------        --------------------------------
                                                Mark W. Reynolds
                                                Chief Financial Officer
                                                (Chief Accounting Officer
                                                and a duly authorized officer)