Form 10-K405
period 1999-12-31
CYTRX CORP
filed 2000-03-30
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                                   -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 0-15327

                               CYTRX CORPORATION
                               -----------------
             (Exact name of Registrant as specified in its charter)

               Delaware                               58-1642740
    ----------------------------              ----------------------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

       154 Technology Parkway
        Norcross, Georgia 30092                           30092
    ----------------------------                     --------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (770) 368-9500
                                                      --------------

                               -----------------

Securities registered pursuant to Section l2(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
      YES   [X]       NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on March 24, 2000 was approximately $28.0 million. On March 24, 2000, there were 8,778,050 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CytRx Corporation Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     This Form 10-K and other statements issued or made from time to time by CytRx Corporation or its representatives contain statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of CytRx Corporation and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are included as Exhibit
99.1 to this Form 10-K and are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

     CytRx Corporation, a Delaware corporation ("CytRx" or the "Company"), was incorporated in 1985 and is engaged in the development and commercialization of pharmaceutical-related products and services primarily involving human therapeutics focused on high-value critical-care therapies. The Company's primary focus is on FLOCOR(TM), initially being developed for the treatment of acute sickle cell crisis. CytRx plans to expand the development of FLOCOR to other vascular disorders such as shock and stroke over time. CytRx is also engaged in research or has technology available for license in the areas of infectious disease, gene delivery, vaccine adjuvants, and animal feed additives. See "Product Development".

     Certain financial information concerning the industry segments in which the Company operates can be found in Note 15 to the Company's Consolidated Financial Statements.

RECENT DEVELOPMENTS

Results of FLOCOR Phase III Trial.
     As more fully discussed under "Product Development - FLOCOR" below, on December 21, 1999, the Company reported results from its Phase III clinical study of FLOCOR for treatment of acute sickle cell crisis. Although the study did not demonstrate statistical significance in the primary endpoint, statistically significant and clinically important benefits associated with FLOCOR were observed in certain subgroups. In addition, among the entire patient population, treatment with FLOCOR resulted in a statistically significant increase in the percent of patients achieving resolution of their crisis. Based on these encouraging efficacy results and a good safety profile the Company's independent Data and Safety Monitoring Board (DSMB) and other thought leaders in the area of sickle cell disease have recommended that the Company continue with clinical development of FLOCOR in sickle cell disease. The Company intends to present the results of the Phase III trial at the National Sickle Cell Disease Meeting in Philadelphia on April 9 - 12.

     Prior to the announcement of the Phase III results, the Company had been discussing potential licensing arrangements for FLOCOR with third parties. Currently, CytRx is continuing these discussions and is seeking other possible licensees. The terms of any potential license are unknown at the present time and there is no assurance that such a license will be consummated. CytRx does not plan to begin additional clinical studies for FLOCOR until such a license is put in place or the Company raises additional capital.

Current Financial Condition and Need for Additional Capital
     At December 31, 1999, the Company had net assets of $1,033,000 and working capital of $664,000,. During the first quarter of 2000, the Company terminated the services of twelve of its employees as part of its efforts to conserve its cash resources. See "Employees". The Company has further reduced its operations by suspending most of its technology development efforts requiring significant expenditures.

     During the first quarter of 2000 CytRx reached agreement with certain of its trade creditors whereby an aggregate of $2.3 million of indebtedness was cancelled in exchange for the issuance of 937,592 shares of CytRx Common Stock and the granting of registration rights to such creditors. See Note 7 to the Company's Consolidated Financial Statements.

     Effective March 24, 2000, the Company entered into a Stock Purchase Agreement with certain investors (the "Investors") whereby the Investors agreed to purchase 800,000 shares of the Company's Common Stock for an aggregate purchase price of $1.8 million and the issuance of warrants to purchase an additional 330,891 shares at $2.25 per share, expiring March 31, 2003. The Investors were granted registration rights for the shares issued to them and the shares underlying the warrants. In addition, the Investors will, upon effective registration of the shares, purchase an additional 286,000 shares at $2.25 per share and simultaneously receive an additional three-year warrant to purchase 143,000 shares at $2.25 per share. In lieu of these additional shares and warrants, the Investors have the option to purchase 429,000 shares at a price equal to 75% of a trailing average market price of the Company's Common Stock, as defined in the Stock Purchase Agreement.

     As discussed under "Product Development - Other Product Development Efforts", in March 2000 CytRx entered into an Evaluation Agreement for its Gene Delivery technology. CytRx is also pursuing the sale of its TiterMax research adjuvant as well as the license or sale of certain of its other technologies. There is no assurance that any such transactions will be consummated.

     Without an infusion of additional working capital from the sale of equity securities, license/sale of technology assets, or a combination of these, the Company has limited ability to advance its existing technologies.

     In addition, on March 14, 2000 the Company received correspondence from Nasdaq regarding the Company's failure, as of December 31, 1999, to satisfy certain quantitative criteria of the maintenance standards for listing its Common Stock with the Nasdaq National Market which provided the Company with ten business days to respond with its plan to bring the Company back into compliance with such criteria. The Company has responded within such time period and is awaiting further notice from Nasdaq as to whether Nasdaq intends to commence procedures to delist CytRx Common Stock from the Nasdaq National Market. See Exhibit 99.1 - "Our Common Stock May Be Delisted from the Nasdaq National Market".

PRODUCT DEVELOPMENT

FLOCOR
     General. CytRx's primary focus is on FLOCOR(TM), purified poloxamer 188, a novel, intra-vascular agent with pharmacological properties that can be characterized as rheologic, cytoprotective and anti-adhesive / anti-thrombotic. FLOCOR is an intravenous solution that has the unique property of improving micro-vascular blood flow. Extensive preclinical and clinical studies suggest FLOCOR may be of significant benefit in acute ischemic vascular disorders such as stroke, heart attack, and vaso-occlusive crisis of sickle cell disease. FLOCOR may also provide benefit in acute care situations such as circulatory shock and acute respiratory distress syndromes where its favorable effects on micro-vascular blood flow may improve recovery from widespread ischemic / reperfusion injury.

     The safety profile of FLOCOR is well established. It has been investigated in over 17 clinical studies representing administration to approximately 3,000 patients and healthy volunteers.

     FLOCOR for Sickle Cell Crisis. The Company believes FLOCOR has significant potential in treating a variety of vascular-occlusive diseases, however, CytRx has chosen vaso-occlusive crisis associated with sickle cell anemia as its first development priority.

     Sickle cell disease is a devestating disorder originating from an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells. Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim's hemoglobin becomes rigid causing red blood to become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name. Estimates place the number of persons suffering from sickle cell anemia in the U.S. at about 72,000, or roughly one in 400 African-Americans. It is also estimated that complications from sickle cell disease result in healthcare expenditures of from $1.0 to $1.5 billion annually in the U.S.

     The most common problem sickle cell patients face is episodic pain (also referred to as vaso-occlusive crisis, or VOC). These episodes can last anywhere from days to weeks, and can vary significantly in their severity. The deformed sickle cells cannot easily flow through the smaller blood vessels of the body and tend to clump together, forming occlusions which impede blood flow. The occlusions deprive tissues of vital oxygen that can result in tissue death, inflammation and intense throbbing pain. Aside from causing considerable pain and suffering, these crisis episodes slowly destroy vital organs as they are deprived of oxygen. As a result, the life expectancy of sickle cell victims is about twenty years shorter than those without the disease. Patients suffering from sickle cell disease may experience several crisis episodes each year. Hospitalization is required when pain becomes too much to bear. There are about 75,000 hospital admissions annually to treat sickle cell patients undergoing acute vascular-occlusive crisis caused by the disease. On average, these patients require in-patient treatment for four to seven days. Currently there is no disease modifying treatment for acute crisis of sickle cell disease and treatment is limited to narcotics, fluids, and bed rest.

     FLOCOR's unique surface-active properties decrease blood viscosity and enable the rigid sickled cells to become more flexible, thus allowing easier passage of blood cells through narrow blood vessels.

     FLOCOR for Other Indications. CytRx believes that FLOCOR has the potential to be an effective treatment for other vascular-occlusive diseases such as heart attack and stroke. However, CytRx's current strategy is to focus its efforts and resources on gaining approval for the acute crisis of sickle cell anemia.

     Status of Clinical Trials. On December 21, 1999, the Company reported results from its Phase III clinical study of FLOCOR for treatment of acute sickle cell crisis. The study demonstrated treatment benefits in favor of FLOCOR, however, it did not achieve statistical significance in the primary study endpoint. After thorough review of the data, the Company and its clinical consultants believe that a key assumption concerning the length of crisis may have negatively affected the outcome of the primary endpoint. The study assumed (based on historical data and supported by physician experiences) that most patients would resolve their crisis within one week (168 hours). Accordingly, the study used that time period to collect data concerning the primary endpoint of crisis duration. Patients not resolving their crisis within this time frame were assigned a "default" value of 168 hours. In the final study results, less than 40% of patients treated with placebo and about 52% of patients treated with FLOCOR resolved their crisis within 168 hours. Thus, the majority of patients in the study were assigned the default value of 168 hours. Consequently, it was not possible to detect a statistical difference in the primary endpoint defined as duration of crisis. However, the study did detect a highly statistically significant and clinically meaningful treatment effect in duration of crisis in the subgroup of patients fifteen years of age and less (p = 0.01) and patients concurrently treated with hydroxyurea (p = 0.02). More importantly, across the entire study population 51.6 % of patients treated with FLOCOR achieved resolution of their crisis compared to 36.6 % of patients treated with placebo. This treatment effect was highly statistically significant (p = 0.02). The Phase III study also demonstrated that FLOCOR is well tolerated. Based on the outcome of the Phase III trial, CytRx management and key thought leaders in the area of sickle cell disease believe a second pivotal clinical trial is warranted to confirm the treatment benefits of FLOCOR.

     Orphan Drug Status. In June 1989, the FDA informed CytRx of its decision to grant RheothRx "Orphan Drug" designation for the treatment of sickle cell crisis and this designation applies to FLOCOR as well. The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (e.g. diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States). As a result of the designation of RheothRx/FLOCOR as an Orphan Drug, if the Company is the first manufacturer to obtain FDA approval to market FLOCOR for treatment of sickle cell crisis, the Company will obtain a seven-year period of marketing exclusivity beginning from the date of FLOCOR's approval. During this period, the FDA may not approve the same drug for the same use from another sponsor.

Other Product Development Efforts
     CytRx also is focusing its efforts on the sale or license of its "non-FLOCOR" technologies and is conducting minimal product development activities in order to conserve its cash resources. There is no assurance that any such sale or license of the Company's technologies will be consummated.

     Gene Delivery -- CytRx has discovered and patented the use of certain poloxamers for gene delivery. The Company believes that its delivery system is as effective as conventional non-viral gene delivery systems such as cationic liposomes but is significantly less toxic and is not metabolized. In addition, recent concern over the safety of viral gene delivery systems is likely to result in increased interest in non-viral delivery systems. CytRx believes there is potential use for this technology in (a) gene-based vaccines, (b) gene replacement therapy, and (c) ribozyme and anti-sense delivery.

     In January 2000, CytRx entered into an evaluation agreement with a major worldwide pharmaceutical company (the "Potential Licensee") for the purpose of enabling the Potential Licensee to evaluate this technology in a gene-based vaccine for HIV. The agreement provides the Potential Licensee a one year exclusive option to license the technology for use in the aforementioned vaccine. Pursuant to the agreement, CytRx will provide material and consulting services during the evaluation period in exchange for certain payments. The agreement also prevents either party from naming the other party in any public or private disclosure, except as each may be legally required. There is no assurance that any sale or license of the Company's gene delivery technology to the Potential Licensee will result from this agreement.

     Vaccine Adjuvants / Delivery Systems -- CytRx has discovered the use of certain non-ionic block copolymers (poloxamers) both alone and in a variety of emulsion systems as vaccine delivery systems - immunoadjuvants. The adjuvant-delivery systems have potential for use in both injectable and oral vaccines. Companies currently are evaluating the safety and efficacy of this technology for potential license under material transfer agreements.

     Anti-Microbial -- CRL-1072 is a highly purified poloxamer that has demonstrated potent activity against a wide range of infectious agents. In animal models of fatal Mycobacterium tuberculosis, Mycobacterium avium and Toxoplasmosis infection, CRL-1072 results in significantly improved survival rates. More importantly, the compound is active against drug resistant isolates of M.tuberculosis. CRL-1072 has also been shown to reduce viral load and viral reactivation in models of chronic hepatitis B infection.

     P-Glycoprotein Inhibitor -- CytRx has identified a series of novel inhibitors of the drug efflux pump P-glycoprotein. These compounds have potential therapeutic use as (a) chemosensitizers for drug resistant bacteria,
(b) oral bioavailability enhancers for antibiotics or chemotherapeutics, and
(c) chemosensitizers for drug resistant cancer.

     Animal Growth Promotant -- CytRx's growth promotant has been shown to have a consistent effect to improve the rate of weight gain and feed efficiency in well-controlled studies in poultry and swine. CytRx is currently seeking a partner to purchase or license this technology.

     Expenditures for research and development activities related to continuing operations were $12.8 million, $7.3 million and $3.6 million during the years ended December 31, 1999, 1998, and 1997, respectively.

SUBSIDIARY OPERATIONS AND DIVESTITURES

     Titermax(TM) - CytRx manufactures, markets and distributes TiterMax, an adjuvant used to produce cell mediated and humoral responses in research animals. The keys to the potency of TiterMax lie in its immunostimulatory activity and the formation of stable water-in-oil emulsions. TiterMax aids in the antigen's effective presentation to the immune system without the toxic effects of other research adjuvants.

     Spectrum Recruitment Research - CytRx also has a small group of human resource professionals who, in addition to their services to the Company, provide recruiting services to third parties under the name of Spectrum Recruitment Research.

     Vaxcel, Inc. - In July 1999, CytRx terminated its license of its Optivax(R) vaccine adjuvant technology to Vaxcel due to Vaxcel's cessation of operations within the meaning of the license agreement. Concurrently with the termination of the Optivax license, all of Vaxcel's rights and obligations pursuant to its license of the Optivax technology to Corixa Corporation were assigned to CytRx. On June 2, 1999, CytRx entered into a Stock Acquisition Agreement with A-Z Professional Consultants, Inc. ("A-Z") for the sale of CytRx's equity interest in Vaxcel. The sale was consummated on September 9, 1999. Pursuant to the agreement, A-Z purchased 9,625,000 shares of common stock of Vaxcel from CytRx for a cash purchase price of $319,000. After consummation of this transaction, CytRx has no further equity interest in Vaxcel.

MANUFACTURING

     The Company requires three suppliers of materials or services to manufacture FLOCOR; (i) a supplier of the raw drug substance, (ii) a supplier of the purified drug which is refined from the raw drug substance and (iii) a manufacturer who can formulate and sterile fill the purified drug substance into the finished drug product. The raw drug substance is currently widely available at commercial scales from numerous manufacturers. The Company has not entered into a formal agreement with any supplier for the raw drug substance because of its wide availability. In August 1999, the Company entered into a long-term commercial supply contract with Organichem, Corp., located in Rennselaer, New York for production of the purified drug substance. There can be no assurance that the Company's relationship with such supplier will continue or that the Company will be able to obtain additional purified drug substance if the Company's current supply is inadequate. Such inability to obtain additional purified drug substance in amounts and at prices acceptable to the Company could have a material adverse effect on the Company's business. To meet the need for manufacture of the Company's finished drug product, the Company has entered into a supply agreement with the Hospital Products Division of Abbott Laboratories. The inability of the Company to maintain such relationship on terms acceptable to the Company could have a material adverse effect on the Company's business.

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

     FLOCOR Patent. On November 23, 1999 the U.S. Patent Office issued patent No. 5,990,241 "Polyoxypropylene/Polyoxyethylene Copolymers With Improved Biological Activity" to CytRx Corporation. The Company believes the issue of this patent provides important exclusivity since it contains composition of matter claims for "purified" poloxamer 188, the active ingredient in FLOCOR. The patent will remain in effect until July 8, 2017.

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

EMPLOYEES

     As of December 31, 1999, the Company had fifteen full-time and three part-time employees, nine of which were directly involved in the conduct of scientific or research and development activities for the Company. In the first quarter of 2000, CytRx terminated the services of twelve of its employees as part of its overall reduction in operations in order to conserve its cash resources. As of March 24, 2000, the Company has six full-time employees and utilizes the services of two former employees on a contract basis.

ITEM 2.  PROPERTIES

     The Company currently subleases laboratory and related space from Oread at 150 Technology Parkway, Norcross, Georgia, and leases administrative office space at 154 Technology Parkway, Norcross, Georgia. These facilities are in satisfactory condition and suitable for purposes of the Company's present operations. The Company has historically made use of contract lab facilities for additional research and development purposes.

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

                                                    High          Low
                                                   ------       -------
           COMMON STOCK:
                2000
                    January 1 to March 24          6 7/16         29/32
                1999
                    Fourth Quarter                 3              3/4
                    Third Quarter                  3            1 7/8
                    Second Quarter                 3 1/8        1 27/32
                    First Quarter                  3 7/16       1
                1998
                    Fourth Quarter                 1 1/4          3/4
                    Third Quarter                  2 1/8          29/32
                    Second Quarter                 3 7/16       2 1/16
                    First Quarter                  3 5/8        2 9/16

     On March 24, 2000, the closing price of the Common Stock as reported on The Nasdaq Stock Market, was $3 1/4 and there were approximately 1,500 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by brokerage firms and other institutions. On March 14, 2000 the Company received correspondence from Nasdaq regarding the Company's failure to satisfy certain quantitative criteria of the maintenance standards for listing its Common Stock with the Nasdaq National Market which provided the Company with ten business days to respond with its plan to bring the Company back into compliance with such criteria. If the Company is unable to satisfy such criteria or provide Nasdaq with an adequate plan to return to compliance, Nasdaq may commence delisting procedures. See Exhibit 99.1 - "Our Common Stock May Be Delisted from the Nasdaq National Market". The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       1999            1998           1997           1996          1995
                                                --------------------------------------------------------------------------------
Statement of Operations Data:
Revenues:
  Net product sales                             $    499,987     $    481,495     $    456,029     $    522,385     $    512,528
  Net service revenues                               322,536          350,789          422,039          357,517               --
  Interest and other income                        1,068,924        1,762,747        1,381,306        1,558,914        1,990,506
                                                --------------------------------------------------------------------------------
Total revenues                                     1,891,447        2,595,031        2,259,374        2,438,816        2,503,034
                                                ================================================================================
Loss from continuing operations                  (14,989,433)      (7,506,060)      (4,426,292)      (2,068,302)      (9,273,777)
Income (loss) from discontinued operations           (39,858)       2,712,701       (1,626,700)      (3,723,477)      (1,378,805)
Extraordinary item                                        --         (325,120)              --               --               --
                                                --------------------------------------------------------------------------------
Net loss                                        $(15,029,291)    $ (5,118,479)    $ (6,052,992)    $ (5,791,779)    $(10,652,582)
                                                ================================================================================
Basic and diluted loss per common share:
  Loss from continuing operations               $      (1.96)    $      (0.99)    $      (0.60)    $      (0.27)    $      (1.17)
  Income (loss) from discontinued operations              --             0.36            (0.22)           (0.48)           (0.18)
  Extraordinary item                                      --            (0.04)              --               --               --
                                                --------------------------------------------------------------------------------
  Net loss                                      $      (1.96)    $      (0.67)    $      (0.82)    $      (0.75)    $      (1.35)
                                                ================================================================================
Balance Sheet Data:
Total assets                                    $  6,128,063     $ 16,641,568     $ 24,905,995     $ 24,299,322     $ 30,959,983
Long-term debt                                       650,000               --               --               --               --
Other long-term liabilities                        1,693,638               --               --               --               --
Convertible debentures                                    --               --        2,000,000               --               --
Total stockholders' equity                         1,032,688       14,688,548       19,248,395       22,337,734       29,770,485

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with Selected Financial Data and the audited Consolidated Financial Statements of the Company included in this report.

Liquidity and Capital Resources

     At December 31, 1999, the Company had cash, cash equivalents and investments of $3.0 million and net assets of $1.0 million, compared to $15.3 million and $14.7 million, respectively, at December 31, 1998. The Company had working capital of $664,000 at December 31, 1999 compared to $13.7 million at December 31, 1998.

     During the first quarter of 2000, CytRx reached agreement with certain of its trade creditors whereby an aggregate of $2.3 million of indebtedness was cancelled in exchange for issuance of 937,592 shares of CytRx Common Stock and the granting of registration rights to such creditors.

     Effective March 24, 2000, the Company entered into a Stock Purchase Agreement with certain investors (the "Investors") whereby the Investors agreed to purchase 800,000 shares of the Company's Common Stock for an aggregate purchase price of $1.8 million and the issuance of warrants to purchase an additional 330,891 shares at $2.25 per share, expiring March 31, 2003. The Investors were granted registration rights for the shares issued to them and the shares underlying the warrants. In addition, the Investors will, upon effective registration of the shares, purchase an additional 286,000 shares at $2.25 per share and simultaneously receive an additional three-year warrant to purchase 143,000 shares at $2.25 per share. In lieu of these additional shares and warrants, the Investors have the option to purchase 429,000 shares at a price equal to 75% of a trailing average market price of the Company's Common Stock, as defined in the Stock Purchase Agreement.

     The Company will require additional funds to finance operations and currently is seeking private or public equity investments and future collaborative arrangements with third parties to meet such needs. The Company's ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs.

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

    At December 31, 1999 the Company and its subsidiaries had net operating loss carryforwards for income tax purposes of approximately $53.1 million, which will expire in 2000 through 2019 if not utilized. The Company also has research and development tax credits and orphan drug tax credits available to reduce income taxes, if any, of approximately $6.3 million which will expire in 2000 through 2014 if not utilized. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history and lack of profitability, uncertainties of the commercial viability of the Company's technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

    The Company recorded a net loss of $15,029,000 for the year ended December 31, 1999 as compared to net losses of $5,118,000 for 1998 and $6,053,000 for 1997. Loss from continuing operations before extraordinary items was $14,989,000, $7,506,000 and $4,426,000 in 1999, 1998 and 1997, respectively.

    Net product sales from continuing operations, which consist primarily of sales of TiterMax research adjuvant, were $500,000 in 1999, $481,000 in 1998 and $456,000 in 1997. Cost of product sales was $45,000 in 1999, $36,000 in
1998 and $40,000 in 1997, or 9%, 7% and 9% of net product sales, respectively. The Company also markets the services of its small group of human resource professionals to third parties under the name of Spectrum Recruitment Research ("Spectrum") as a way of offsetting the Company's cost of maintaining this function. Net service revenues from continuing operations related to Spectrum were $323,000 in 1999, $351,000 in 1998 and $422,000 in 1997. Cost of service revenues was $240,000 in 1999, $187,000 in 1998 and $242,000 in 1997, or 74%,
53% and 57% of net service revenues, respectively.

    Interest income from continuing operations was $463,000 in 1999 as compared to $1,007,000 in 1998 and $752,000 in 1997. The variances between years is attributable to fluctuating cash and investment balances. Collaborative, grant and license fee income was $464,000 in 1999 versus $511,000 in 1998 and $94,000 in 1997. The increase during 1998 and 1999 is due to a $445,000 grant from the U.S. Food and Drug Administration's Division of Orphan Drug Development to support CytRx's Phase III clinical trial of FLOCOR, as well as certain additional Small Business Innovative Research (SBIR) grants for the Company's additional research programs. Other income was $142,000, $244,000 and $535,000 in 1999, 1998 and 1997, respectively, and primarily relates to subrental fees to certain third parties, as well as administrative and facilities costs allocated by CytRx to its discontinued subsidiaries. The related costs are included in selling, general and administrative expenses. The decrease during the three year period is reflective of the discontinuance of the Proceutics and CytRx Animal Health operations in early 1998 and Vaxcel during 1999.

    Research and development expenditures from continuing operations during 1999 were $12,812,000 versus $7,306,000 in 1998 and $3,605,000 in 1997.
Research and development expenditures have increased during the three year period primarily as a result of the Company's development activities for FLOCOR. The Company's pivotal Phase III trial of FLOCOR for treatment of acute sickle cell crisis, which was initiated in March 1998 was completed in December 1999. During 1999 the Company also continued its Phase I trial of FLOCOR for treatment of Acute Chest Syndrome in sickle cell patients and initiated two additional clinical trials of FLOCOR - a Phase III study investigated repeat use of FLOCOR in patients with acute sickle cell crisis and a Phase I/II study for treatment of Acute Lung Injury.

    Selling, general and administrative expenses from continuing operations during 1999 were $3,784,000 as compared to $2,527,000 in 1998 and $2,505,000 in
1997. The increase from 1998 to 1999 is primarily due to $1,044,000 of non-cash charges related to issuance of stock warrants to certain consultants and certain vesting events for management stock options.

    Interest expense was $0, $46,000 and $293,000 in 1999, 1998 and 1997, respectively. Included in the 1997 amount is $265,000 related to the beneficial conversion feature of $2,000,000 of convertible notes issued in 1997. (See Note 5 to Financial Statements.)

    The extraordinary loss in 1998 relates to the early extinguishment of 6% convertible notes which resulted in payment of premiums of $150,000 and expensing of capitalized debt issuance costs of $175,000.

    Discontinued Operations - Net income (loss) from the discontinued operations of Proceutics, CytRx Animal Health and Vaxcel (net of minority interest) was $(40,000), $2,713,000 and $(1,627,000) in 1999, 1998 and 1997.
The following table presents the breakdown of net income (loss) from discontinued operations (see Notes 13 and 15 to Financial Statements).

                                                          1999                1998                 1997
                                                      ------------         ------------         ------------
Proceutics:
    Gain on sale of business                          $         --         $    782,000         $         --
    Gain on sale of real estate                                 --              434,000                   --
    Operations                                                  --              171,000             (138,000)
                                                      ------------         ------------         ------------
                                                                --            1,387,000             (138,000)
CytRx Animal Health:
    Gain on sale of business                                    --            6,230,000                   --
    Operations                                                  --             (585,000)             868,000
                                                      ------------         ------------         ------------
                                                                --            5,645,000              868,000
Vaxcel:
    Impairment loss                                             --           (3,213,000)                  --
    Operations                                             (44,000)          (1,721,000)          (2,599,000)
    Minority interest                                        4,000              615,000              242,000
                                                      ------------         ------------         ------------
                                                           (40,000)          (4,319,000)          (2,357,000)
                                                      ------------         ------------         ------------

Net income (loss) from discontinued operations        $    (40,000)        $  2,713,000         $ (1,627,000)
                                                      ============         ============         ============

    Inflation - Management believes that inflation had no material impact on the Company's operations during the three year period ended December 31, 1999.

Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $25,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters are addressed promptly.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments that are sensitive to changes in interest rates are its investments. As of December 31, 1999, the Company held no investments other than amounts invested in money market accounts. The Company is not subject to any other material market risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplemental schedule of the Company and the notes thereto as of December 31, 1999 and 1998, and for each of the three years ended December 31, 1999, together with the independent auditors' report thereon, are set forth on pages F-1 to F-16 of this Annual Report on Form 10-K.

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

     None.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS 10-K:

(1)    Financial Statements

       The consolidated financial statements of the Company and the related report of independent auditors thereon are set forth on pages F-1 to F-15 of this Annual Report on Form 10-K. These consolidated financial statements are as follows:

              Consolidated Balance Sheets as of December 31, 1999 and 1998

              Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998 and 1999

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

              Notes to Consolidated Financial Statements

              Report of Independent Auditors

(2)    Financial Statement Schedules

       The following financial statement schedule is set forth on page F-16 of this Annual Report on Form 10-K.

              Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

       All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(3)    Exhibits

       See Exhibit Index on page 13 of this Annual Report on Form 10-K.

(b)    REPORTS ON FORM 8-K

         None.

                               CYTRX CORPORATION
                            FORM 10-K EXHIBIT INDEX


     Exhibit
     Number
     ------
      3.1          Certificate of Incorporation                                                         (a)
      3.2          By-Laws                                                                              (b)
      4.1          Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust
                   Company as Rights Agent                                                              (c)
     10.1          Agreement with Emory University, as amended                                          (d)
     10.2          Agreement with BASF Corporation, as amended                                          (d)
     10.3*         Amended and Restated Employment Agreement between CytRx Corporation and Jack J. Luchese
     10.4*         Amended and Restated Change of Control Employment Agreement between CytRx
                   Corporation and Jack J. Luchese
     10.7*         1986 Stock Option Plan, as amended and restated                                      (f)
     10.8*         1994 Stock Option Plan, as amended and restated                                      (e)
     10.9*         1995 Stock Option Plan                                                               (g)
     10.10*        1998 Long-Term Incentive Plan                                                        (h)
     10.11         Purchase and Sale Agreement dated February 23, 1998 by and between CytRx
                   Corporation and Alexandria Real Estate Equities, Inc.                                (h)
     10.12         Common Stock Purchase Agreement dated March 24, 2000 by and between CytRx
                   Corporation and the Investors Signatory Thereto
     23.1          Consent of Ernst & Young LLP
     27.1          Financial Data Schedule (for SEC use only).
     99.1          Safe Harbor Compliance Statement for Forward-looking Statements

*    Indicates a management contract or compensatory plan or arrangement.
---------

(a) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997.
(b) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997.
(c) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 21, 1997.
(d) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.
(e) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1997.
(f) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996.
(g) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.
(h) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CYTRX CORPORATION


                                  By: /s/ Jack J. Luchese
                                      -----------------------------------------
                                  Jack J. Luchese, President
Date: March 29, 2000              and Chief Executive Officer
                                  (Principal Executive Officer)


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



Signature                                            Title                                       Date
---------                                            -----                                       ----
/s/ Jack L. Bowman                                   Director                                    March 29, 2000
------------------------------------
Jack L. Bowman


/s/ Raymond C. Carnahan, Jr.                         Director                                    March 29, 2000
------------------------------------
Raymond C. Carnahan, Jr.


/s/ Lyle A. Hohnke                                   Director                                    March 29, 2000
---------------------------
Lyle A. Hohnke


/s/ Max Link                                         Chairman of the                             March 29, 2000
------------------------------------                 Board of Directors
Max Link


/s/ Jack J. Luchese                                  Director                                    March 29, 2000
------------------------------------
Jack J. Luchese                                      President and Chief Executive Officer
                                                     (Principal Executive Officer)


/s/ Herbert H. McDade, Jr.                           Director                                    March 29, 2000
------------------------------------
Herbert H. McDade, Jr.


/s/ Mark W. Reynolds                                 VP, Finance                                 March 29, 2000
------------------------------------                 (Principal Financial Officer)
Mark W. Reynolds

                               CYTRX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Consolidated Balance Sheets                                                       F-2

Consolidated Statements of Operations                                             F-3

Consolidated Statements of Stockholders' Equity                                   F-4

Consolidated Statements of Cash Flows                                             F-5

Notes to Consolidated Financial Statements                                        F-6

Report of Independent Auditors                                                    F-15

Financial Statement Schedule
     Schedule II - Valuation and Qualifying Accounts                              F-16

                               CYTRX CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                      -----------------------------------
                                                                                          1999                   1998
                                                                                      ------------           ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $  3,031,893           $  8,855,375
     Short-term investments                                                                     --              6,417,066
     Accounts receivable                                                                   174,292                 83,249
     Note receivable                                                                            --                300,000
     Inventories                                                                             6,480                 10,935
     Other current assets                                                                  202,610                 10,377
                                                                                      ------------           ------------

         Total current assets                                                            3,415,275             15,677,002

Property and equipment, net                                                              2,641,810                195,030

Other assets:
     Acquired developed technology, net                                                         --                600,000
     Other assets                                                                           70,978                169,536
                                                                                      ------------           ------------

         Total other assets                                                                 70,978                769,536
                                                                                      ------------           ------------

         Total assets                                                                 $  6,128,063           $ 16,641,568
                                                                                      ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $    629,738           $    540,089
     Accrued expenses and other current liabilities                                      2,121,999              1,409,034
                                                                                      ------------           ------------

         Total current liabilities                                                       2,751,737              1,949,123

Long-term debt                                                                             650,000                     --

Other long-term liabilities                                                              1,693,638                     --

Minority interest in Vaxcel, Inc.                                                               --                  3,897

Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000 shares authorized,
         including 1,000 shares of Series A Junior Participating Preferred
         Stock; no shares issued and outstanding                                                --                     --
     Common stock, $.001 par value, 18,750,000 shares authorized;
         8,373,853 and 8,236,926 shares issued at December 31, 1999
         and 1998, respectively                                                              8,374                  8,237
     Additional paid-in capital                                                         67,805,871             66,423,577
     Treasury stock, at cost (633,816 and 625,816 shares held at
         December 31, 1999 and 1998, respectively)                                      (2,279,238)            (2,270,238)
     Accumulated deficit                                                               (64,502,319)           (49,473,028)
                                                                                      ------------           ------------

         Total stockholders' equity                                                      1,032,688             14,688,548
                                                                                      ------------           ------------

         Total liabilities and stockholders' equity                                   $  6,128,063           $ 16,641,568
                                                                                      ============           ============


                            See accompanying notes.

                               CYTRX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                        1999                 1998                 1997
                                                                    ------------         ------------         ------------
Revenues:
     Net product sales                                              $    499,987         $    481,495         $    456,029
     Net service revenues                                                322,536              350,789              422,039
     Interest income                                                     462,634            1,007,019              751,526
     Grant revenue                                                       464,442              511,375               94,477
     Other                                                               141,848              244,353              535,303
                                                                    ------------         ------------         ------------
                                                                       1,891,447            2,595,031            2,259,374

Expenses:
     Cost of product sales                                                45,375               35,749               39,941
     Cost of service revenues                                            239,840              187,047              242,343
     Research and development                                         12,811,925            7,305,835            3,605,408
     Selling, general and administrative                               3,783,740            2,526,572            2,504,926
     Interest                                                                 --               45,888              293,048
                                                                    ------------         ------------         ------------
                                                                      16,880,880           10,101,091            6,685,666
                                                                    ------------         ------------         ------------

Loss from continuing operations before extraordinary item            (14,989,433)          (7,506,060)          (4,426,292)

Income (loss) from discontinued operations                               (43,755)           2,098,116           (1,869,187)
Minority interest in discontinued operations                              (3,897)            (614,585)            (242,487)
                                                                    ------------         ------------         ------------

Loss before extraordinary item                                       (15,029,291)          (4,793,359)          (6,052,992)
Extraordinary item:
     Loss on early extinguishment of debt                                     --             (325,120)                  --
                                                                    ------------         ------------         ------------

Net loss                                                            $(15,029,291)        $ (5,118,479)        $ (6,052,992)
                                                                    ============         ============         ============

Basic and diluted income (loss) per common share:
     Continuing operations                                          $      (1.96)        $      (0.99)        $      (0.60)
     Discontinued operations                                                  --                 0.36                (0.22)
     Extraordinary item                                                       --                (0.04)                  --
                                                                    ------------         ------------         ------------
     Net loss                                                       $      (1.96)        $      (0.67)        $      (0.82)
                                                                    ============         ============         ============

Basic and diluted weighted average shares outstanding                  7,652,227            7,625,578            7,424,372


                            See accompanying notes.

                               CYTRX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Common Stock
                                          ------------------------     Additional
                                             Shares                      Paid-in     Accumulated      Treasury
                                             Issued        Amount        Capital       Deficit          Stock        Total
                                          -------------------------------------------------------------------------------------

Balance at December 31, 1996                7,945,203   $      7,945   $ 62,653,015  $(38,301,557)  $ (2,021,669)  $ 22,337,734
     Issuance of common stock                  41,238             41        169,373            --             --        169,414
     Purchase of treasury stock                    --             --             --            --       (176,864)      (176,864)
     Unrealized gain on sale of shares
         of subsidiary                             --             --      2,706,397            --             --      2,706,397
     Beneficial conversion feature of
         convertible debentures                    --             --        264,706            --             --        264,706
     Net loss                                      --             --             --    (6,052,992)            --     (6,052,992)
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1997                7,986,441          7,986     65,793,491   (44,354,549)    (2,198,533)    19,248,395
     Issuance of common stock                 250,485            251        630,086            --             --        630,337
     Purchase of treasury stock                    --             --             --            --        (71,705)       (71,705)
     Net loss                                      --             --             --    (5,118,479)            --     (5,118,479)
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1998                8,236,926          8,237     66,423,577   (49,473,028)    (2,270,238)    14,688,548
     Issuance of common stock                 136,927            137        339,078            --              --       339,215
     Issuance of stock options/warrants            --             --      1,043,216            --              --     1,043,216
     Purchase of treasury stock                    --             --             --            --         (9,000)        (9,000)
     Net loss                                      --             --             --   (15,029,291)             --   (15,029,291)
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1999                8,373,853   $      8,374   $ 67,805,871  $(64,502,319)  $ (2,279,238)  $  1,032,688
                                          =====================================================================================

                            See accompanying notes.

                               CYTRX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                    ----------------------------------------------
                                                                        1999             1998            1997
                                                                    ------------     ------------     ------------
Cash flows from operating activities:
     Net loss                                                       $(15,029,291)    $ (5,118,479)    $ (6,052,992)
     Adjustments to reconcile net loss to net
         cash used in operating activities:

         Depreciation                                                     68,377          216,811          607,349
         Amortization                                                         --          282,732          145,644
         Gain on sales of subsidiary operations                         (240,196)      (7,012,305)              --
         Gain on sale of real estate                                          --         (433,786)              --
         Charge for acquired incomplete research and development              --               --          951,017
         Charge for beneficial conversion feature of
             convertible debentures                                           --               --          264,706
         Impairment loss (discontinued operations)                            --        3,212,615               --
         Extraordinary loss on early extinguishment of debt                   --          325,120               --
         Minority interest in net loss of subsidiary                      (3,897)        (614,585)        (242,487)
         Stock option expense                                          1,043,216               --               --
         Changes in assets and liabilities:
             Receivables                                                 (91,043)       1,082,390         (979,874)
             Inventories                                                   4,455        1,037,197       (2,263,290)
             Notes receivable                                            300,000          100,000               --
             Other assets                                                (93,675)          98,545          537,902
             Accounts payable                                            546,019          208,884          640,383
             Unearned revenue                                                 --          172,380          (85,005)
             Other liabilities                                         1,950,233         (495,323)         382,053
                                                                    ------------     ------------     ------------
     Total adjustments                                                 3,483,489       (1,819,325)         (41,602)
                                                                    ------------     ------------     ------------
         Net cash used in operating activities                       (11,545,802)      (6,937,804)      (6,094,594)

Cash flows from investing activities:
     Purchases of held-to-maturity securities                                 --       (6,417,066)     (22,103,140)
     Maturities of held-to-maturity securities                         6,417,066               --       32,399,348
     Decrease in long-term investments                                        --        5,326,647               --
     Net proceeds from sales of subsidiary operations                    240,196        8,336,985               --
     Net proceeds from sale of technology                                600,000               --               --
     Net proceeds from sale of real estate                                    --        4,260,747               --
     Net cash paid for acquisition                                            --               --       (1,257,974)
     Capital expenditures, net                                        (2,515,157)         (13,317)        (273,755)
                                                                    ------------     ------------     ------------
         Net cash provided by investing activities                     4,742,105       11,493,996        8,764,479

Cash flows from financing activities:
     Net proceeds from issuance of common stock                          339,215          125,880          169,414
     Redemption of debt                                                       --       (1,650,000)              --
     Purchase of treasury stock                                           (9,000)         (71,705)        (176,864)
     Proceeds from issuance of debt, net of issuance costs               650,000               --        1,803,366
                                                                    ------------     ------------     ------------
         Net cash provided by (used in) financing activities             980,215       (1,595,825)       1,795,916
                                                                    ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                  (5,823,482)       2,960,367        4,465,801
Cash and cash equivalents at beginning of year                         8,855,375        5,895,008        1,429,207
                                                                    ------------     ------------     ------------
Cash and cash equivalents at end of year                            $  3,031,893     $  8,855,375     $  5,895,008
                                                                    ============     ============     ============

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                         $         --     $     45,888     $     23,342
                                                                    ============     ============     ============

                             See accompanying notes

                               CYTRX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Business and Need for Additional Capital

    CytRx Corporation ("CytRx" or "the Company") is a biopharmaceutical company engaged in the development and commercialization of high-value human therapeutics. The Company's current research and development focus is on vascular-occlusive disorders. CytRx also has a research pipeline with opportunities in the areas of acute respiratory disorders, infectious disease, gene and drug delivery, vaccines, and animal feed additives.

    The Company's product sales from continuing operations include sales of TiterMax research adjuvant. TiterMax is currently sold worldwide through both distributor and direct channels. The Company also markets the services of its small group of human resources professionals under the name of Spectrum Recruitment Research ("Spectrum") as a way of offsetting the Company's cost of maintaining this function. Spectrum's services are marketed primarily within metropolitan Atlanta, Georgia. The Company's operational focus is on the development and commercialization of pharmaceutical products; the TiterMax and Spectrum operations were formed as ancillary activities.

    At December 31, 1999, the Company had net assets of $1,033,000 and working capital of $664,000. During the first quarter of 2000, the Company terminated the services of twelve of its employees as part of its efforts to conserve its cash resources and has further reduced its operations by suspending most of its technology development efforts requiring significant expenditures. The Company has incurred losses from operations since inception, and the ongoing ability of the Company to operate as a going concern with the current portfolio of technologies under development will be determined by the results of technology licensing efforts and/or the actual proceeds of any fund-raising activities. If the Company is unable to raise significant additional funds, it will be limited in its ability to advance its technologies under development.

    During the first quarter of 2000, the Company took certain steps to improve its financial condition (see Notes 7 and 16). The Company believes that the proceeds of these transactions will allow the Company to operate throughout the remainder of 2000, but that additional funds will be needed to significantly advance any of the Company's technologies under development.

2.       Summary of Significant Accounting Policies

    Basis of Presentation - The consolidated financial statements include the accounts of CytRx together with those of its majority-owned subsidiaries. As more thoroughly discussed in Note 13, the operations of Proceutics, Inc. ("Proceutics"), CytRx Animal Health, Inc. ("CytRx Animal Health") (formerly VetLife, Inc.), and Vaxcel, Inc. ("Vaxcel") are presented as discontinued operations for all periods presented.

    Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and amounts invested in money market accounts.

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

    Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, notes receivable and accounts payable approximate their fair values. The carrying amount reported in the balance sheet for long-term debt approximates its fair value. The fair value of such long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

    Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

    Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (five years for equipment and furniture) of the related assets. Leasehold improvements are amortized over the term of the related lease or other contractual arrangement. As of December 31, 1999, the Company had capitalized approximately $2.5 million of equipment and leasehold improvements which were not placed in service as of that date.

    Acquired Developed Technology and Other Intangibles - Acquired developed technology and other intangible assets, primarily goodwill, (see Note 13) are amortized over their estimated useful lives (fifteen years) on a straight-line basis. Management continuously monitors and evaluates the realizability of recorded acquired developed technology and other intangible assets to determine whether their carrying values have been impaired. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. As more fully discussed in Note 13, during 1998 management evaluated these assets and recorded a provision for impairment of such assets.

    Patents and Patent Application Costs - Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain. Patent costs are therefore expensed rather than capitalized.

    Accrued Expenses and Other Liabilities - Accrued expenses and other liabilities at December 31 are summarized below (in thousands). The headings correspond to the captions on the accompanying Balance Sheet.

                                                    Accrued Expenses and Other
                                                        Current Liabilities       Other Long-Term Liabilities
                                                    --------------------------    ---------------------------
                                                      1999              1998        1999                1998
                                                    --------          --------    --------             ------

           Clinical research activities             $    631         $    455     $    966             $   --
           Scientific and regulatory activities          564               83          460                 --
           Chemical plant construction                   146               --          228                 --
           Deferred revenue                              233              261           --                 --
           Employee incentives & severance               233              142           --                 --
           Other miscellaneous                           315              468           40                 --
                                                    --------         --------     --------             ------
           Total                                    $  2,122         $  1,409     $  1,694             $   --
                                                    ========         ========     ========             ======

    Basic and Diluted Loss per Common Share - Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive.

    Shares Reserved for Future Issuance - As of December 31, 1999, the Company has reserved approximately 3,200,000 of its authorized but unissued shares of common stock for future issuance pursuant to stock options and warrants and employee benefit plans.

    Revenue Recognition - Sales are recognized at the time products are shipped or services rendered. The Company does not require collateral or other securities for sales made on credit. Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred. The costs incurred under such arrangements approximated the revenues reported in the accompanying statements of operations.

    Sale of Stock by a Subsidiary - The Company does not recognize gains on the sale of previously unissued stock of subsidiaries when there are significant uncertainties regarding the Company's ability to ultimately realize its investment in the subsidiary. Such gains are reflected as additional paid-in capital in the Company's consolidated financial statements.

    Stock-based Compensation - The Company grants stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and, accordingly, recognizes no compensation expense for the stock option grants and warrants for which the terms are fixed. For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company has continued to account for stock-based compensation in accordance with APB 25 (See Note 9). The Company has also granted stock options and warrants to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are valued at the fair market value of the options and warrants granted or the services received, whichever is more reliably measurable. Expense is recognized in the period in which the services are received.

    Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company's investment policy disallows investment in any debt securities rated less than "investment-grade" by national ratings services.

    Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Segment Information - Effective January 1, 1998, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superceded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 15.

3.       Investments

    At December 31, 1999, the Company held no investments. At December 31, 1998, the Company had classified all of its investments (consisting entirely of corporate debt securities) as held-to-maturity, of which $8,457,000 and $6,417,000 were included in cash and cash equivalents and short-term investments, respectively, in the accompanying consolidated balance sheets. Investments held at December 31, 1998 are summarized below (in thousands):

                                                   1998
                                                 --------
            Cost                                 $ 14,874
            Gross Unrealized Gains                      3
            Gross Unrealized Losses                   (38)
                                                 --------
            Fair Market Value                    $ 14,839
                                                 ========

4.       Property and Equipment

    Property and equipment at December 31 consist of the following (in thousands):

                                                  1999        1998
                                                --------    --------
       Equipment and furnishings                $  2,200    $    799
       Leasehold improvements                        969          --
                                                --------    --------
                                                   3,169         799
       Less accumulated depreciation                (527)       (604)
                                                ---------   --------
                                                $  2,642    $    195
                                                ========    ========

5.       6% Convertible Debentures

     In October 1997, the Company privately placed with certain investors $2,000,000 of convertible notes (the "Debentures") with an original maturity of October, 2001. The Debentures were convertible on and after December 31, 1997 into shares of CytRx Common Stock at a price of the lesser of (a) 85% of the average closing bid price for the 10 days preceding the conversion, or (b) $5.68 per share. Such beneficial conversion feature was determined to have a fair value of $265,000 at the date of issuance and was amortized to interest expense from the date of issuance through the date the Debentures first became convertible. The Debentures were sold at par and bore interest at a rate of 6% per annum. The provisions for conversion of the Debentures allowed the Company, at its discretion, to disallow conversions below $4.00 per share by redeeming the amount attempted to be converted at a 10% premium. Also, in connection with the issuance of the Debentures, the investors were issued two-year warrants to purchase 40,000 shares of CytRx Common Stock at an exercise price of $5.68. The fair value of such warrants was determined to be insignificant. The warrants expired unexercised in 1999.

     In February and March 1998, $500,000 of the Debentures were converted into 204,104 shares of common stock. In February and May 1998, $1,500,000 of the Debentures were redeemed by the Company and total redemption premiums of $150,000 were paid. In addition, $175,000 of previously capitalized debt issue costs were expensed. The redemption premiums and debt issue costs ($325,000 total) are reflected as an extraordinary item in the statement of operations as loss on early extinguishment of debt. At December 31, 1998 and 1999 there were no remaining outstanding Debentures.

6.       Long Term Debt

     In June 1999, the Company entered into a Purchase Agreement for the design and construction of manufacturing equipment for commercial production of FLOCOR(TM). The Purchase Agreement called for, among other things, certain progress payments to be made, with the final payment of $650,000 due 18 months after installation of the equipment or 12 months after FDA approval of FLOCOR(TM) (the "Note"). The Note bears interest of 12% annually, payable monthly beginning in the first month after installation of the equipment. CytRx accepted installed delivery of the equipment in February 2000; the Note is reflected in the accompanying Balance Sheet as Long Term Debt. In February 2000, the Note was cancelled in exchange for a cash payment of $200,000 and the issuance of Common Stock (see Note 7).

7. Exchange of Common Stock for Cancellation of Accounts Payable, Accrued Expenses and Debt

     During the first quarter of 2000, the Company reached agreements with certain of its trade creditors whereby an aggregate of $1,894,000 of trade payables was cancelled in exchange for issuance of approximately 758,000 shares of CytRx Common Stock. Of this amount, $1,694,000 existed at December 31, 1999, and has accordingly been classified as long-term liabilities on the accompanying Balance Sheet. The Company also cancelled $650,000 of long-term debt (see Note 6) in exchange for a cash payment of $200,000 and the issuance of 180,000 shares of CytRx Common Stock.

8.       Commitments and Contingencies

    Rental expense from continuing operations under operating leases during 1999, 1998 and 1997 approximated $212,000, $154,000 and $13,000, respectively.
Minimum annual future obligations for operating leases are $160,000, $165,000, $171,000, $178,000, $185,000 and $678,000 in 2000, 2001, 2002, 2003, 2004 and
2005 and beyond, respectively. Aggregate minimum future subrentals the Company expects to receive under noncancellable subleases total approximately $43,000 at December 31, 1999.

9.       Stock Options and Warrants

    CytRx has stock option plans pursuant to which certain key employees and directors are eligible to receive incentive and/or nonqualified stock options to purchase shares of CytRx's common stock. The options granted under the plans generally become exercisable over a three year period from the dates of grant and have lives of ten years. Certain options granted to the Company's executive officers and others contain alternative or additional vesting provisions based on the achievement of corporate objectives. Additionally, the Company has granted warrants to purchase shares of the Company's common stock to its President and Chief Executive Officer subject to vesting criteria as set forth in his warrant agreements; such warrants have lives of ten years from the dates of grant. Exercise prices of all options and warrants for employees and directors are set at the fair market values of the common stock on the dates of grant. During 1998, the Company repriced all outstanding options held by current employees to the then current market value. No compensation expense was recorded for employees or directors for the three years ended December 31, 1998; however, during 1999 the vesting criteria for 680,238 options and warrants was achieved, resulting in $689,000 of compensation expense which was recorded in the first quarter of 1999. During 1999, services were received in exchange for options and warrants issued to certain consultants. Aggregate non-cash charges of $355,000 were recognized in 1999 for the services received.

    A summary of the Company's stock option and warrant activity and related information for the years ended December 31 is shown below.

                                              Options and Warrants                 Weighted Average Exercise Price
                                    ----------------------------------------    ------------------------------------
                                        1999          1998          1997          1999          1998           1997
                                    ------------  ------------  ------------    ----------  ------------    --------
  Outstanding - beginning of year     2,258,308     1,439,297     1,237,031       $ 1.17        $ 4.87       $  5.00
  Granted                               961,750       902,488       221,700         2.25          2.65          4.35
  Exercised                             (12,103)           --            --         1.00            --            --
  Forfeited                             (70,103)      (83,477)      (19,434)        5.91          4.37          6.64
  Expired                                    --            --            --           --            --            --
                                     ----------    ----------    ----------
  Outstanding - end of year           3,137,852     2,258,308     1,439,297       $ 1.43        $ 1.17       $  4.87
                                     ==========    ==========    ==========

  Exercisable at end of year          2,170,107     1,104,620       940,541       $ 1.25        $ 1.33       $  5.22

  Weighted average fair value of
     options and warrants granted
     during the year:                $     1.59   $      2.30   $      3.97

    The following table summarizes additional information concerning options and warrants outstanding and exercisable at December 31, 1999:

                                       Options Outstanding                                    Options Exercisable
              --------------------------------------------------------------------     ------------------------------
                                                       Weighted
                                                        Average
                                                       Remaining        Weighted          Number          Weighted
                  Range of                            Contractual        Average         Of Shares         Average
               Exercise Prices   Number of Shares    Life (years)    Exercise Price     Exercisable    Exercise Price
              ----------------   ----------------    ------------    --------------     -----------    --------------
              $    1.00               2,126,102            6.3           $  1.00        1,830,107          $  1.00
                   2.13 - 2.75          999,250            6.9              2.27          332,500             2.50
                   7.75                  12,500            5.2              7.75            7,500             7.75
                                     ----------                                          --------
                                      3,137,852            6.5              1.43         2,170,107            1.25
                                     ==========                                          =========

    The Company has elected to follow APB 25 and related Interpretations in accounting for employee stock options and warrants because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

    Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for employee stock options granted and warrants issued subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the Company's options and warrants to employees was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                      1999       1998    1997
                                                     ------     ------  ------

       Weighted average risk free interest            6.27%      5.64%   6.22%
       rate
       Dividend yields                                   0%         0%      0%
       Volatility factors of the expected
       market price of the Company's common stock    1.046      1.026   1.055
       Weighted average life of the option               8          8       8
       (years)


    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the employee options and warrants is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share data):

                                                          1999      1998      1997
                                                        --------  --------  ------
            Pro forma net loss                         $(16,505) $ (6,521) $ (6,969)
            Pro forma net loss per share (basic
              and diluted)                             $  (2.16) $   (.86) $   (.94)

10.      Shareholder Protection Rights Plan

    Effective April 16, 1997, the Company's Board of Directors declared a distribution of one Right for each outstanding share of the Company's common stock to stockholders of record at the close of business on May 15, 1997 and for each share of common stock issued by the Company therafter and prior to a Flip-in Date (as defined below). Each Right entitles the registered holder to purchase from the Company one-ten thousandth (1/10,000th) of a share of Series A Junior Participating Preferred Stock, at an exercise price of $30. The Rights are generally not exercisable until 10 business days after an announcement by the Company that a person or group of affiliated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the Company's then outstanding shares of common stock (a "Flip-in Date").

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

11.      Retirement Plan

    The Company maintains a defined contribution retirement plan (the "Plan") covering employees of the Company. Historically, at the Board of Directors' discretion, the Company has matched 50% of the participant's contribution with common stock. The Company's matching contribution vests over 3 years. Total expense for the Plan for the years ended December 31, 1999, 1998 and 1997 was approximately $69,000, $110,000 and $176,000, respectively, of which $1,000, $44,000 and $120,000 related to discontinued operations for the years ended December 31, 1999, 1998 and 1997, respectively. During the first quarter of 2000, the Company terminated the Plan.

12.      Income Taxes

    For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $53.1 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire in 2000 through 2019. CytRx also has an aggregate of approximately $6.3 million of research and development and orphan drug credits available for offset against future income taxes which expire in 2000 through 2014.

    Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                       ---------------------------
                                                           1999           1998
                                                       ------------   ------------
    Deferred tax assets:
      Net operating loss carryforward                  $ 20,163,000   $ 18,677,000
      Tax credit carryforward                             6,278,000      1,245,000
      Other                                                 108,000      1,218,000
                                                       ------------   ------------
    Total deferred tax assets                            26,549,000     21,140,000
    Deferred tax liabilities:
      Acquired developed technology and other                    --       (228,000)
    intangibles

      Depreciation and other                               (185,000)      (143,000)
                                                       ------------   ------------
    Total deferred tax liabilities                         (185,000)      (371,000)
                                                       ------------   ------------
    Net deferred tax assets                              26,364,000     20,769,000
    Valuation allowance                                 (26,364,000)   (20,769,000)
                                                       ------------   ------------
                                                       $         --   $         --
                                                       ============   ============

     Based on assessments of all available evidence as of December 31, 1999 and 1998, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the deferred income tax assets.

13.      Discontinued Operations

Vaxcel, Inc.
     On June 2, 1999, CytRx entered into a Stock Acquisition Agreement with A-Z Professional Consultants, Inc. ("A-Z") for the sale of CytRx's equity interest in Vaxcel. The sale was consummated on September 9, 1999. Pursuant to the agreement, A-Z purchased 9,625,000 shares of common stock of Vaxcel from CytRx for a cash purchase price of $319,000. After consummation of this transaction, CytRx has no further equity interest in Vaxcel.

     Net losses (net of minority interest) associated with Vaxcel included in income (loss) from discontinued operations were approximately $(40,000), $(4,319,000) and $(2,357,000) for the years ended December 31, 1999, 1998 and
1997, respectively. A summary of the assets and liabilities of Vaxcel which are included in the consolidated balance sheets at December 31, 1998 is as follows (in thousands):

                                                          1998
                                                         ------
            Current assets                               $  314
            Property and equipment, net                       7
            Other assets                                    655
                                                         ------
            Total assets                                 $  976
                                                         ======
            Total liabilities                            $  618
                                                         ======

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

     Impairment Loss - In its efforts to raise additional capital during 1998 and 1999, Vaxcel solicited bids for the sublicense or purchase of Vaxcel's acquired developed technology, either together with or separately from Vaxcel's other technologies. During the fourth quarter of 1998, the results of these efforts indicated to management that the acquired developed technology might be impaired. As a result of this indication, Vaxcel performed an evaluation to determine, in accordance with Statement 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of the acquired developed technology would be less than its aggregate carrying amount and an allocation of goodwill resulting from the Zynaxis merger. Statement 121 requires that when a group of assets being tested for impairment was acquired as part of a business combination accounted for using the purchase method of accounting, any goodwill that arose as part of the transaction must be included as part of the asset grouping. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by the acquired developed technology would be less than its carrying amount and allocated goodwill, and therefore the asset was impaired as defined by Statement 121. Consequently, the original cost basis of the acquired developed technology and allocated goodwill were reduced to reflect the fair market value at the date the evaluation was made, resulting in a $3,213,000 impairment loss included in discontinued operations for the year ended December 31, 1998. In determining the fair market value of the asset, management considered the transaction described below, among other factors.

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

Proceutics, Inc.

     In February 1998, CytRx's wholly-owned subsidiary, Proceutics consummated a sale of substantially all of its non-real estate assets to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets consisting of a laboratory building which it leased to Oread. The laboratory building was subsequently sold in May 1998 (see
Note 14). Prior to consummation of this transaction, Proceutics provided preclinical development services to the pharmaceutical industry.

Net income (loss) associated with Proceutics included in income (loss) from discontinued operations was approximately $1,387,000 and $(138,000) for the years ended December 31, 1998 and 1997, respectively (see Note 15). A $782,000 gain related to the sale of non-real estate assets is included in income from discontinued operations for 1998, as well as a $434,000 gain on the sale of Proceutics' real estate assets (see Note 14).

CytRx Animal Health, Inc.

     In April 1998, CytRx's wholly-owned subsidiary, CytRx Animal Health, consummated the sale of substantially all of its assets related to its cattle marketing operations to VetLife, LLC ("VL LLC") (an unaffiliated company) for a total purchase price of $7,500,000, subject to certain working capital adjustments, plus contingent payments based on certain events and future sales of specified products of VL LLC and its affiliates. CytRx Animal Health retained $5.3 million in investments that were pledged to secure a letter-of-credit, as well as the rights to certain technologies licensed from CytRx. Prior to consummation of this transaction, CytRx Animal Health was engaged in marketing and distributing products to enhance North American beef cattle productivity.

Net income associated with CytRx Animal Health included in income (loss) from discontinued operations was approximately $5,645,000 and $868,000 for the years ended December 31, 1998 and 1997, respectively (see Note 15). A gain related to the sale of $6,230,000 is included in income from discontinued operations for 1998.

14.      Sale of Real Estate

     In May 1998, CytRx and Proceutics consummated the sale of the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria Real Estate Equities, Inc. ("Alexandria") for $4.5 million. Proceutics' rights and obligations under the lease to Oread (See Note 13) were assigned to Alexandria, and CytRx leases the building at 154 Technology Parkway from Alexandria. The lease term extends 10 years and contains escalating rent payments over the term. CytRx will also be responsible for all operating expenses for the property. Proceutics recorded a gain of $434,000 for the sale of its building. A gain of $279,000 on the sale/leaseback of the CytRx building was deferred and will be amortized over the ten year lease period.

15.      Segment Reporting

    The Company has six reportable segments: Research Products (TiterMax), Recruiting Services (Spectrum), Product Development (core business of development and commercialization of pharmaceutical-related products), Cattle Marketing Operations (CytRx Animal Health), Vaccine Development (Vaxcel) and Pharmaceutical Services (Proceutics). See Notes 1 and 13 for a description of these operations.

    The Company adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance of its operating segments based primarily on profit or loss from operations before income taxes. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                              Continuing Operations                            Discontinued Operations
                                  ---------------------------------------------  ---------------------------------------------------
                                                                       Total       Cattle                                  Total
                                  Research   Recruiting   Product    Continuing  Marketing  Pharmaceutical   Vaccine   Discontinued
       (in thousands)             Products   Services   Development  Operations  Operations   Services     Development  Operations
---------------------------       --------   --------   -----------  ----------  ----------    --------    -----------  ----------
1999:
-----
Sales to external customers         $    500   $    323   $     --    $    823    $     --   $        --   $     --    $     --
Intersegment sales                        --         --         --          --          --            --         --          --
Collaborative, grant & other              --         --        606         606          --            --        134         134
revenue
Interest income                           --         --        463         463          --            --          7           7
Interest expense                          --         --         --          --          --            --          4           4
Depreciation and amortization             --         --         62          62          --            --          6           6
Segment profit (loss)                    284         75    (15,348)    (14,989)         --            --        (40)        (40)
Total assets                              --         --      6,128       6,128          --            --         --          --
Capital expenditures                      --         --      2,515       2,515          --            --         --          --

1998:
-----
Sales to external customers         $    481   $    351   $     --    $    832    $  4,383   $       419   $     --    $  4,802
Intersegment sales                        --         --         --          --          --           131         --         131
Collaborative, grant & other              --         --        756         756          --            --        167         167
revenue
Interest income                           --         --      1,007       1,007          --            22         13          35
Interest expense                          --         --         46          46          --             3          7          10
Depreciation and amortization             --         --        120         120           8            78        294         380
Unusual Items:

  Gain on sale of business                --         --         --          --       6,230           782         --       7,012
  Gain on sale of real estate             --         --         --          --          --           434         --         434
  Provision for asset impairment          --         --         --          --          --            --      3,213       3,213
  Loss on early debt                      --         --        325         325          --            --         --          --
extinguishment

Segment profit (loss)                    231        114     (8,176)     (7,831)      5,645         1,387     (4,319)      2,713
Total assets                              --         --     15,666      15,666          --            --        976         976
Capital expenditures                      --         --        112         112          --            12          4          16

1997:
-----
Sales to external customers              456        422         --         878      13,469         1,984         --      15,453
Intersegment sales                        --         --         --          --          --           853         --         853
Collaborative, grant & other              --         --        630         630          --            --        243         243
revenue
Interest income                           --         --        752         752          --             2         46          48
Interest expense                          --         --        293         293          --            36          1          37
Depreciation and amortization             --         --        171         171          16           365        201         582
Segment profit (loss)                    193         77     (4,696)     (4,426)        868          (138)    (2,357)     (1,627)
Total assets                              --         --     11,477      11,477       3,795         4,176      5,458      13,429
Capital expenditures                      --         --         98          98          11           165         --         176

16.      Subsequent Event (Unaudited)

     Effective March 24, 2000, the Company entered into a Stock Purchase Agreement with certain investors (the "Investors") whereby the Investors agreed to purchase 800,000 shares of the Company's Common Stock for an aggregate purchase price of $1.8 million and the issuance of warrants to purchase an additional 330,891 shares at $2.25 per share, expiring March 31, 2003. The Investors were granted registration rights for the shares issued to them and the shares underlying the warrants. In addition, the Investors will, upon effective registration of the shares, purchase an additional 286,000 shares at $2.25 per share and simultaneously receive an additional three-year warrant to purchase 143,000 shares at $2.25 per share. In lieu of these additional shares and warrants, the Investors have the option to purchase 429,000 shares at a price equal to 75% of a trailing average market price of the Company's Common Stock, as defined in the Stock Purchase Agreement.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CytRx Corporation

    We have audited the accompanying consolidated balance sheets of CytRx Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytRx Corporation at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                             /s/ Ernst & Young LLP


Atlanta, Georgia
March 15, 2000

                               CYTRX CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         Additions
                                                                 --------------------------
                                                 Balance at        Charged to    Charged to                   Balance at
                                                 Beginning         Costs and       Other                         End
                   Description                   of Period         Expenses       Accounts      Deductions     of Period
     -------------------------------------     ------------      -------------   ----------    ------------   ----------
     Reserve Deducted in the Balance Sheet
     from the Asset to Which it Applies:

       Allowance for Bad Debts
        Year ended December 31, 1999           $          --     $        --      $    --      $        --   $          --
        Year ended December 31, 1998                  22,187              --           --           22,187              --
        Year ended December 31, 1997                  48,430          44,850           --           71,093          22,187

       Allowance for Deferred Tax Assets
        Year ended December 31, 1999           $  20,769,000     $ 5,595,000      $    --      $        --   $  26,364,000
        Year ended December 31, 1998              17,684,000       3,085,000           --               --      20,769,000
        Year ended December 31, 1997              15,200,000       2,484,000           --               --      17,684,000