Form 10-K405/A
period 1999-12-31
CYTRX CORP
filed 2000-04-25
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on April 21, 2000 was approximately $15.3 million. On April 24, 2000, there were 9,580,050 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

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

     Sickle cell disease is a devastating disorder originating from an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells. Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim's hemoglobin becomes rigid causing red blood to become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name. Estimates place the number of persons suffering from sickle cell anemia in the U.S. at about 72,000, or roughly one in 400 African-Americans. It is also estimated that complications from sickle cell disease result in healthcare expenditures of from $1.0 to $1.5 billion annually in the U.S.

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

                                                    High          Low
                                                   ------       -------
           COMMON STOCK:
                2000
                    January 1 to April 21          6 7/16         29/32
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
                1998
                    Fourth Quarter                 1 1/4          3/4
                    Third Quarter                  2 1/8          29/32
                    Second Quarter                 3 7/16       2 1/16
                    First Quarter                  3 5/8        2 9/16

     On April 21, 2000, the closing price of the Common Stock as reported on The Nasdaq Stock Market, was $1.625 and there were approximately 1,500 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         Listed below are the names and ages of all current directors of the Company, the business experience during the past five years of each such person, and any other directorships held by such person in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940. Each of the following directors has served continuously as a director since the year in which he was first elected a director. None of the following persons serves as a director pursuant to any arrangement or understanding between him and any other person(s).

               CLASS I - TERM EXPIRING AT THE 2001 ANNUAL MEETING

         LYLE A. HOHNKE (57) first became a director of CytRx in 1996. Since 1994, Dr. Hohnke has served as a member of Javelin Capital Fund, LLC, a general partner of Javelin Ventures, LP, a company engaged in venture capital investments. From 1991 to 1994 Dr. Hohnke was General Partner for Heart Land Seed Capital Fund. Dr. Hohnke also serves as a director of Heska Corporation as well as a number of privately-held companies.

         JACK J. LUCHESE (51) has been President and Chief Executive
Officer and a director of the Company since March 1989. Prior to joining the Company, Mr. Luchese served as Vice President and General Manager of the Armour Pharmaceutical Corporation, and as Vice President, Corporate Business Development and a member of the Management Committee of Rorer Group, Inc. (now Rhone-Poulenc Rorer). Prior to joining Rorer Group, Inc., Mr. Luchese was with Johnson & Johnson Company for 15 years where he held various positions in business development, licensing, sales, new product marketing, and finance.

               CLASS II - TERM EXPIRING AT THE 2002 ANNUAL MEETING

         RAYMOND C. CARNAHAN, JR. (74) first become a director of CytRx in 1991. Mr. Carnahan has over 39 years of experience in cost controls and operational systems in a variety of industries. Prior to his retirement in 1991, Mr. Carnahan served as Manager, International Cost Analysis planning for Johnson & Johnson International from 1974 to 1991. Mr. Carnahan has provided consulting services to Waterford-Wedgewood Corporation in England and to Torf Pharmaceutical Corporation in Poland and serves as President for the Morristown Memorial Hospital Chaplaincy Service in Morristown, New Jersey.

         HERBERT H. MCDADE, JR. (73) first became a director of CytRx in 1990. From 1989 to 1996 Mr. McDade has served as Chairman, President and Chief Executive Officer of Chemex Pharmaceuticals, Inc. (now Access Pharmaceuticals, Inc.). From 1986 to 1989 he was Chairman and President of Armour Pharmaceutical Corporation, a wholly-owned subsidiary of Rorer Group, Inc. (now Rhone-Poulenc Rorer). Prior to 1986, Mr. McDade served as Vice President of the Revlon Corporation. Mr. McDade serves as a director of Access Pharmaceuticals, Inc., Discovery Laboratories, Inc. and CellPath, Inc.

              CLASS III - TERM EXPIRING AT THE 2000 ANNUAL MEETING

         JACK L. BOWMAN (67) first became a director of CytRx in 1994. Prior to his retirement at the end of 1993, Mr. Bowman was Company Group Chairman at Johnson & Johnson Company, a position he held from 1987. From 1983 to 1987, he was Executive Vice President of American Cyanamid Company where he was responsible for the pharmaceutical, medical device and over the counter and toiletry businesses. Mr. Bowman has also served as President, Lederle Laboratories Division and Executive Vice President, CIBA-GEIGY Pharmaceutical Division. Mr. Bowman also serves as a director of Celgene Corporation, Cell Therapeutics, Inc., Cellegy Pharmaceuticals, Inc., NeoRx Corporation and Targeted Genetics, Inc.

         MAX LINK (59) first became a director of CytRx in 1996. From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange U.S. Holdings, Inc. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma, Ltd. and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Access Pharmaceuticals, Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., Discovery Laboratories, Inc., Human Genome Sciences, Inc. and Protein Design Laboratories, Inc.

Executive Officers

         Except for Jack J. Luchese, discussed above under "Directors", listed below are the names and ages of all executive officers of the Company, all positions and offices with the Company held by each such person, the period(s) during which such person has held such positions and offices and the business experience during the past five years of each such person. Each of the following executive officers serves until his successor is elected and qualifies or until his earlier death, resignation or removal. None of the following persons serves as an officer or is to be selected as an officer pursuant to any arrangement or understanding between him and any other person(s).

         R. MARTIN EMANUELE, PH.D. (45) joined CytRx in 1988 as the project director for the Company's RheothRx(R) project (now FLOCOR(TM)). Dr. Emanuele assumed the duties of Vice President, Preclinical Development in June 1990 and became Vice President, Research and Business Development in October 1997. Before joining CytRx, he worked as a clinical research scientist at DuPont Critical Care and as a visiting scientist at Institute Choay.

         WILLIAM B. FLECK (42) joined CytRx in April 1993 as Vice President, Human Resources. From 1992 to 1993 Mr. Fleck served as Director, Human Resources and Training for Central Health Services (CHS). During 1991, he was Director, Human Resources for Knowledgeware, Inc. Prior to joining Knowledgeware, Mr. Fleck held senior human resources management positions with MCI Communications from 1989 to 1991 and Harris/3M from 1984 to 1989.

         J. MICHAEL GRINDEL, PH.D. (53) joined CytRx in October 1997 as Vice President, Drug Development. From 1994 to 1997 Dr. Grindel served as Vice President, Preclinical Development for Hybridon, Inc. in Cambridge, MA. From 1989 to 1994 Dr. Grindel was Vice President for Project Planning and Management at the R. W. Johnson Pharmaceutical Research Institute (a subsidiary of Johnson & Johnson) in Raritan, NJ. Prior to that Dr. Grindel served in various research and development management positions with McNeil Pharmaceutical from 1976 to 1989 and the Walter Reed Army Institute of Research from 1973 to 1976.

         MARK W. REYNOLDS (38) joined CytRx in 1988 as Controller, becoming Chief Financial Officer and Corporate Secretary in 1996 and Vice President, Finance in 1999. Prior to joining CytRx, Mr. Reynolds was employed as a certified public accountant with Arthur Andersen LLP in Atlanta, Georgia.

Section 16(a) Reporting

         Section 16(a) of the Securities Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999 all
Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons.


ITEM 11. EXECUTIVE COMPENSATION

         The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended December 31, 1997, 1998 and 1999 for
(i) the President and Chief Executive Officer of the Company; and (ii) each of the four other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 (determined as of December 31, 1999 and collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                          Long-Term
                                                                        Compensation
                                                                        ------------
                                           Annual Compensation           Securities
                                         -----------------------         Underlying           All Other
Name and Principal Position   Year       Salary($)      Bonus($)          Options(#)       Compensation($)
----------------------------------------------------------------------------------------------------------
Jack J. Luchese               1999      $342,125        $75,000             500,000          $ 5,000(2)
     President and Chief      1998       334,250         65,750           1,382,427(1)         5,000(2)
     Executive Officer        1997       321,000         37,500              50,000            4,750(2)

R. Martin Emanuele            1999       174,200         15,000              32,500            5,000(2)
     Vice President,          1998       170,850         15,000             154,098(1)         5,000(2)
     Research & Business      1997       167,500          7,500               5,000            4,750(2)
     Development

William B. Fleck              1999       127,650         15,000              25,000            5,000(2)
     Vice President,          1998        84,375         42,500             112,162(1)         5,000(2)
     Human Resources          1997       120,000         40,000               7,500            4,750(2)

J. Michael Grindel            1999       199,150         30,000              20,000            5,000(2)
     Vice President,          1998       195,000         20,000             173,000(1)        81,172(3)
     Drug Development         1997        40,000         20,000             100,000            1,200(2)

Mark W. Reynolds              1999       115,000         20,000              32,500            5,000(2)
     Vice President, Finance  1998       101,000         25,000             118,418(1)         5,000(2)
     and Secretary            1997        94,000         12,500               7,500            4,750(2)
----------------------------------------------------------------------------------------------------------

(1) Includes shares underlying previously issued options and warrants which were repriced during 1998.

(2) Represents matching contributions by the Company under the Company's 401(k) Profit Sharing Plan.

(3) Amount shown includes $5,000 in matching contributions by the Company under the Company's 401(k) Profit-Sharing Plan and $76,172 in costs associated with the officer's relocation.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table summarizes the stock options and warrants granted during the fiscal year ended December 31, 1999 to each of the Company's executive officers named in the Summary Compensation Table above.

                                                                                          Potential Realized Value at
                              Number of      % of Total                                  Assumed Annual Rates of Stock
                             Securities        Options                                         Price Appreciation
                             Underlying      Granted to     Exercise or                        for Option Term($)
                               Options        Employees      Base Price    Expiration    -----------------------------
Name                         Granted(#)    in Fiscal Year    ($/Share)        Date            5%             10%
----------------------------------------------------------------------------------------------------------------------
Jack J. Luchese            500,000(1)(3)       79.8%          $2.125        8/30/09      $668,201        $1,693,351

R. Martin Emanuele          32,500(2)(3)        5.2            2.125        8/30/09        43,433           110,068

William B. Fleck            25,000(2)(3)        4.0            2.125        8/30/09        33,410            84,668

J. Michael Grindel          20,000(2)(3)        3.2            2.125        8/30/09        26,728            67,734

Mark W. Reynolds            32,500(2)(3)        5.2            2.125        8/30/09        43,433           110,068
----------------------------------------------------------------------------------------------------------------------

(1) Warrants granted to Mr. Luchese are subject to the terms as described under "Employment Agreement."

(2) These options vest upon a combination of tenure and the achievement of company performance criteria. As of December 31, 1999 none of these options were vested.

(3) All options and warrants were granted at an exercise price equal to the fair market value of the underlying shares at the date of grant, and are exercisable for ten years from the date of grant.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       OPTION VALUE AT DECEMBER 31, 1999

         The following table sets forth the number and total value of unexercised in-the-money options at December 31, 1999 for each of the executive officers of the Company named in the Summary Compensation Table above, using the price per share of the Common Stock of $.90625 on December 31, 1999. No stock options were exercised during 1999 by any of the Company's Named Executive Officers.


                                       Number of Securities Underlying         Value of Unexercised
                                             Unexercised Options               In-the-Money Options
                                           at December 31, 1999(#)            at December 31, 1999($)
                                       ------------------------------------------------------------------
Name                                    Exercisable     Unexercisable      Exercisable      Unexercisable
---------------------------------------------------------------------------------------------------------
Jack J. Luchese                         1,332,427          550,000        $        --       $         --
R. Martin Emanuele                        142,514           42,834                 --                 --
William B. Fleck                          100,995           36,167                 --                 --
J. Michael Grindel                         99,333           93,667                 --                 --
Mark W. Reynolds                          107,251           43,667                 --                 --
---------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENT

         Jack J. Luchese was named President and Chief Executive Officer of the Company in March 1989. His current employment agreement with the Company was amended and restated as of September 1, 1999 (the "Agreement") and terminates on December 31, 2002. Under the Agreement, Mr. Luchese is paid an annual base salary of $350,000. The base salary will be reviewed no less than once each 18 months and will be adjusted from time to time consistent with average overall merit increases for all other employees. In addition to his annual base salary, Mr. Luchese is eligible to receive cash bonuses with respect to each calendar year during the term of the Agreement as determined from time to time by the Board of Directors of the Company in its sole discretion. The Agreement also contains confidentiality and noncompetition provisions.

         Pursuant to the original Agreement, and subsequent amendments, Mr. Luchese has been granted warrants to purchase an aggregate of 1,882,427 shares of Common Stock. Warrants as to 1,332,427 shares have an exercise price of $1.00 and warrants as to 500,000 shares have an exercise price of $2.125. The vesting criteria of such warrants include a combination of tenure and achievement of defined corporate objectives. As of April 24, 2000, 1,332,427 of the 1,882,427 warrants held by Mr. Luchese are vested. The shares of stock that may be acquired upon exercise of warrants held by Mr. Luchese have been or will be registered by the Company under the Securities Act of 1933, as amended. The warrants contain certain anti-dilution provisions and provide for accelerated vesting in the event that Mr. Luchese's employment is terminated by the Board of Directors without cause, in the event of his death or disability or in the event of a change of control.

         In April 1997, the Company entered into a separate Change in Control Agreement (the "Change in Control Agreement") with Mr. Luchese which was amended and restated in September 1999 merely to conform references to his amended and restated Employment Agreement. The Change in Control Agreement will become effective if and when a Change in Control (as defined) occurs during the three-year period following the date of the Change in Control Agreement or during any of the one-year annual renewal periods (the "Change of Control Period"), or if Mr. Luchese's employment is terminated in connection with or in anticipation of a Change of Control (in either case, the "Effective Date").

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

         If Mr. Luchese's employment terminates during the employment period he will receive certain severance benefits under the Change in Control Agreement. If his employment terminates by reason of his death or disability, he will receive certain obligations accrued through the date of termination (e.g., salary prorata bonus, deferred compensation and vacation pay) plus the normal death and disability benefits, if any, to which he is otherwise entitled, including those under the Agreement. If he is terminated by the Company for cause (as defined), or if he voluntarily resigns without good reason (as defined) other than during the 30-day period beginning on the first anniversary of the Effective Date, he will receive only his accrued benefits through the termination date and any previously-deferred benefits, plus any other post-termination benefits, if any, to which he is otherwise entitled, including those under the Agreement. If he (i) is terminated by the Company without cause,
(ii) resigns voluntarily with good reason, or (iii) resigns for any reason during the 30-day period beginning on the first anniversary of the Effective Date, he will receive a lump sum cash payment equal to: (a) his base salary through the date of termination, (b) a prorata bonus for the year of termination, based upon his actual bonus earned in the prior year ("Most Recent Bonus"), (c) an amount equal to two times the sum of his base salary and Most Recent Bonus, and (d) any unpaid deferred compensation and vacation pay. In addition, Mr. Luchese would be entitled to continued employee welfare benefits for two years after the date of termination, and a lump sum payment equal to the actuarial value of the service and compensation credit under the Company's qualified and supplemental retirement plans that he would have received had he remained employed for two years after the date of his termination. Mr. Luchese will be required to repay to the Company, with interest, the lump-sum benefit equal to two times the sum of his base salary and Most Recent Bonus if, during the two-year employment period, he violates a certain non-competition covenant in the Change in Control Agreement.

         If the total payments to Mr. Luchese under the Change in Control Agreement and from any other source would result in the imposition of an excise tax under Section 4999 of the Code, the payments will be reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a net after-tax benefit to Mr. Luchese. The Change in Control Agreement further provides that Mr. Luchese has no obligation to mitigate severance payments, the Company will reimburse Mr. Luchese for all legal fees incurred in enforcing or contesting the Change in Control Agreement, and Mr. Luchese will hold for the benefit of the Company all confidential information concerning the Company obtained over the course of this employment. The Company will require its successors to expressly assume its obligations under the Change in Control Agreement.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company receive no compensation for their services as directors or as members of committees. Non-employee directors receive a fee of $2,000 for each Board meeting attended ($750 for meetings attended by teleconference) and $500 for each committee meeting attended. Non-employee directors who chair a Board committee receive an additional $250 for each committee meeting attended.

         Each non-employee director receives an initial stock option grant to purchase 5,000 shares upon the date he or she first becomes a member of the Board. Options to purchase 2,500 shares of Common Stock are granted to each non-employee director annually. Stock option grants to directors pursuant to the Plan discussed above contain the same terms and provisions as stock option grants to employees, except that options granted to directors are considered Non-Qualified Stock Options for income tax reporting purposes.

         During 1999, Mr. Raymond C. Carnahan, Jr. performed certain consultation services for the Company for which he received a fee of $2,500.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no "interlocks," as defined by the Securities and Exchange Commission, with respect to any member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Based solely upon information made available to the Company, the following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 24, 2000 by (i) each person who is known by the Company to beneficially own more than five percent of the Common Stock;
(ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all officers and directors as a group. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


                                                                              SHARES OF COMMON STOCK
                                                                           ----------------------------
   NAME AND ADDRESS OF BENEFICIAL OWNER                                      NUMBER         PERCENTAGE
   ------------------------------------                                    ---------       ------------
   NAMED EXECUTIVE OFFICERS AND DIRECTORS:
      Jack L. Bowman(1)                                                       17,078               *
      Raymond C. Carnahan, Jr.(2)                                             16,299               *
      R. Martin Emanuele(3)                                                  164,835             1.7%
      William B. Fleck (4)                                                   124,844             1.3%
      J. Michael Grindel(5)                                                  110,010             1.1%
      Lyle A. Hohnke(6)                                                        4,165               *
      Max Link(7)                                                             23,748               *
      Jack J. Luchese(8)                                                   1,402,908            12.9%
      Herbert H. McDade(9)                                                    24,929               *
      Mark W. Reynolds(10)                                                   131,545             1.4%
        All executive officers and directors as a group (10 persons)       1,934,142            17.0%
        (11)

   OTHER 5% STOCKHOLDERS:
      Robert L. Hunter, Jr.                                                  497,087             5.2%
      University of Texas Medical School
      Department of Pathology
      6431 Fannin  MSB2136
      Houston, Texas  77030
      AMRO International, S.A.(12)                                           565,445             5.8%
      C/o Ultra Finanz AG
      Grosmuensterplatz 6
      Zurich CH-8022 Switzerland


----------------------------------
*        Less than 1%.

(1) Includes options to purchase 16,353 shares of Common Stock exercisable within 60 days.

(2) Includes options to purchase 16,049 shares of Common Stock exercisable within 60 days.

(3) Includes options to purchase 147,389 shares of Common Stock exercisable within 60 days.

(4) Includes options to purchase 103,995 shares of Common Stock exercisable within 60 days.

(5) Includes options to purchase 101,083 shares of Common Stock exercisable within 60 days.

(6) Includes options to purchase 4,165 shares of Common Stock exercisable within 60 days.

(7) Includes options to purchase 6,207 shares of Common Stock exercisable within 60 days.

(8) Includes warrants to purchase 1,332,427 shares of Common Stock exercisable within 60 days. Mr. Luchese's business address is c/o CytRx Corporation, 154 Technology Pkwy, Norcross, GA 30092.

(9) Includes options to purchase 23,096 shares of Common Stock exercisable within 60 days.

(10) Includes options to purchase 112,126 shares of Common Stock exercisable within 60 days.

(11) Includes options and warrants to purchase 1,863,723 shares of Common Stock exercisable within 60 days.

(12) Includes warrants to purchase 165,445 shares of Common Stock exercisable within 60 days.



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

(3)    Exhibits

       See Exhibit Index on page 19 of this Annual Report on Form 10-K.

(b)    REPORTS ON FORM 8-K

         None.

                               CYTRX CORPORATION
                            FORM 10-K EXHIBIT INDEX


     Exhibit
     Number
     ------
      3.1          Certificate of Incorporation                                                         (a)
      3.2          By-Laws                                                                              (b)
      4.1          Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust
                   Company as Rights Agent                                                              (c)
     10.1          Agreement with Emory University, as amended                                          (d)
     10.2          Agreement with BASF Corporation, as amended                                          (d)
     10.3*         Amended and Restated Employment Agreement between CytRx Corporation
                   and Jack J. Luchese                                                                  (i)
     10.4*         Amended and Restated Change of Control Employment Agreement between CytRx
                   Corporation and Jack J. Luchese                                                      (i)
     10.7*         1986 Stock Option Plan, as amended and restated                                      (f)
     10.8*         1994 Stock Option Plan, as amended and restated                                      (e)
     10.9*         1995 Stock Option Plan                                                               (g)
     10.10*        1998 Long-Term Incentive Plan                                                        (h)
     10.11         Purchase and Sale Agreement dated February 23, 1998 by and between CytRx
                   Corporation and Alexandria Real Estate Equities, Inc.                                (h)
     10.12         Common Stock Purchase Agreement dated March 24, 2000 by and between CytRx
                   Corporation and the Investors Signatory Thereto                                      (i)
     27.1          Financial Data Schedule (for SEC use only).                                          (i)
     99.1          Safe Harbor Compliance Statement for Forward-looking Statements                      (i)

*    Indicates a management contract or compensatory plan or arrangement.
---------

(a) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997.
(b) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997.
(c) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 21, 1997.
(d) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.
(e) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1997.
(f) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996.
(g) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.
(h) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 1998.
(i) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CYTRX CORPORATION


                                  By: /s/ Jack J. Luchese
                                      -----------------------------------------
                                  Jack J. Luchese, President
Date: April 25, 2000              and Chief Executive Officer
                                  (Principal Executive Officer)

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