Form 10-Q
period 2000-03-31
CYTRX CORP
filed 2000-05-15
CIK 799698

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                       -----------   --------------
                         COMMISSION FILE NUMBER 0-15327

                                CYTRX CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                             58-1642740
      (State or other jurisdiction                      (I.R.S. Employer Identification No.)
    of incorporation or organization)

         154 TECHNOLOGY PARKWAY
            NORCROSS, GEORGIA                                           30092
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (770) 368-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 12, 2000: 9,580,050.

                                CYTRX CORPORATION

                                    Form 10-Q

                                Table of Contents

                                                                                                       Page
PART 1.   FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets as of
          March 31, 2000 (unaudited) and December 31, 1999                                                3

          Condensed Consolidated Statements of Operations (unaudited) for the
          Three Month Periods Ended March 31, 2000 and 1999                                               4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          for the Three Month Periods Ended March 31, 2000 and 1999                                       5

          Notes to Condensed Consolidated Financial Statements                                            6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                       8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     10

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                                               11

SIGNATURES                                                                                               11

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                CYTRX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,         December 31,
                                                                                      2000                1999
                                                                                   ------------       ------------
ASSETS                                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $  3,219,486       $  3,031,893
    Accounts receivable                                                                 390,951            174,292
    Inventories                                                                           5,142              6,480
    Other current assets                                                                130,813            202,610
                                                                                   ------------       ------------
        Total current assets                                                          3,746,392          3,415,275
Property and equipment, net                                                           2,616,358          2,641,810
Other assets                                                                             60,978             70,978
                                                                                   ------------       ------------
        Total assets                                                               $  6,423,728       $  6,128,063
                                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    629,850       $    629,738
    Accrued liabilities                                                               1,392,993          2,121,999
                                                                                   ------------       ------------
        Total current liabilities                                                     2,022,843          2,751,737
Long-term debt                                                                               --            650,000
Other long-term liabilities                                                                  --          1,693,638
Commitments
Stockholders' equity:
    Preferred Stock, $.01 par value, 1,000 shares authorized,
        including 1,000 shares of Series A Junior Participating Preferred
        Stock; no shares issued and outstanding                                              --                 --
    Common stock, $.001 par value, 18,750,000 shares authorized;
        10,213,866 and 8,373,853 shares issued at March 31, 2000
        and December 31, 1999, respectively                                              10,214              8,374
    Additional paid-in capital                                                       72,072,318         67,805,871
    Treasury stock, at cost (633,816 shares held at March 31, 2000
        and December 31, 1999)                                                       (2,279,238)        (2,279,238)
    Accumulated deficit                                                             (65,402,409)       (64,502,319)
                                                                                   ------------       ------------
        Total stockholders' equity                                                    4,400,885          1,032,688
                                                                                   ------------       ------------
        Total liabilities and stockholders' equity                                 $  6,423,728       $  6,128,063
                                                                                   ============       ============

                             See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Month Period Ended March 31,
                                                              ----------------------------------
                                                                  2000                  1999
                                                              ------------          ------------
Revenues:
    Net sales                                                 $    164,473          $    202,040
    Interest income                                                 30,889               176,109
    Grant income                                                    73,211                27,461
    Other                                                          146,314                49,769
                                                              ------------          ------------
                                                                   414,887               455,379
Expenses:
    Cost of sales                                                   55,493                80,677
    Research and development                                       674,574             2,358,061
    Selling, general and administrative                            584,910             1,200,873
                                                              ------------          ------------
                                                                 1,314,977             3,639,611
                                                              ------------          ------------
Loss from continuing operations                                   (900,090)           (3,184,232)
Loss from discontinued operations                                       --               (95,592)
Minority interest in discontinued operations                            --                (3,897)
                                                              ------------          ------------
Net loss                                                      $   (900,090)         $ (3,275,927)
                                                              ============          ============
Basic and diluted loss per common share:
    Continuing operations                                     $      (0.11)         $      (0.42)
    Discontinued operations                                             --                 (0.01)
                                                              ------------          ------------
    Net loss                                                  $      (0.11)         $      (0.43)
                                                              ============          ============
Basic and diluted weighted average shares outstanding            8,070,164             7,623,394

                             See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Month Period Ended March 31,
                                                                    ----------------------------------
                                                                       2000                   1999
                                                                    ------------          ------------
Cash flows from operating activities:
     Net loss                                                       $   (900,090)         $ (3,275,927)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
           Depreciation and amortization                                  40,500                29,760
           Stock option expense                                          156,075               726,621
           Minority interest in net loss of subsidiary                        --                (3,897)
           Net change in assets and liabilities                       (2,556,056)             (214,498)
                                                                    ------------          ------------
                Total adjustments                                     (2,359,481)              537,986
                                                                    ------------          ------------
           Net cash used by operating activities                      (3,259,571)           (2,737,941)
Cash flows from investing activities:
     Decrease in short-term investments                                       --             6,417,066
     Capital expenditures, net                                           (15,048)             (182,761)
                                                                    ------------          ------------
           Net cash (used) provided by investing activities              (15,048)            6,234,305
Cash flows from financing activities:
     Net proceeds from issuance of common stock                        4,112,212                18,659
     Retirement of debt                                                 (650,000)                   --
     Purchase of treasury stock                                               --                (9,000)
                                                                    ------------          ------------
           Net cash provided by financing activities                   3,462,212                 9,659
                                                                    ------------          ------------
Net increase in cash and cash equivalents                                187,593             3,506,023
Cash and cash equivalents at beginning of period                       3,031,893             8,855,375
                                                                    ------------          ------------
Cash and cash equivalents at end of period                          $  3,219,486          $ 12,361,398
                                                                    ============          ============

                             See accompanying notes.

                               CYTRX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                  (Unaudited)

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

         The accompanying condensed consolidated financial statements at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1999.

2. EXCHANGE OF COMMON STOCK FOR CANCELLATION OF ACCOUNTS PAYABLE, ACCRUED EXPENSES AND DEBT

         During the first quarter of 2000, the Company reached agreements with certain of its trade creditors whereby an aggregate of $1,894,000 of trade payables was cancelled in exchange for issuance of approximately 758,000 shares of CytRx Common Stock. Of this amount, $1,694,000 existed at December 31, 1999, and was accordingly classified as long-term liabilities on the Balance Sheet at that date. The Company also cancelled $650,000 of long-term debt in exchange for a cash payment of $200,000 and the issuance of 180,000 shares of CytRx Common Stock.

3.       PRIVATE PLACEMENT OF COMMON STOCK

         In March 2000, the Company entered into a Stock Purchase Agreement with certain investors (the "Investors") whereby the Investors agreed to purchase 800,000 shares of the Company's Common Stock for an aggregate purchase price of $1.8 million and the issuance of warrants to purchase an additional 330,891 shares at $2.25 per share, expiring March 31, 2003. The Investors were granted registration rights for the shares issued to them and the shares underlying the warrants. In addition, the Investors will, upon effective registration of the shares, purchase an additional 286,000 shares at $2.25 per share and simultaneously receive an additional three-year warrant to purchase 143,000 shares at $2.25 per share. In lieu of these additional shares and warrants, the Investors have the option to purchase 429,000 shares at a price equal to 75% of a trailing average market price of the Company's Common Stock, as defined in the Stock Purchase Agreement.

4.       EQUITY LINE OF CREDIT

         In April 2000, the Company entered into a Private Equity Line of Credit Agreement (the ELC Agreement") with Majorlink Holdings Limited ("Majorlink"), pursuant to which the Company has the right to put shares of Common Stock to Majorlink from time to time during the "commitment period" to raise up to $5,000,000, subject to certain conditions and restrictions. The "commitment period" begins on the effective date of a registration statement filed by the Company to register the resale by Majorlink of the shares of Common Stock that Majorlink purchases under the ELC Agreement and ends on the earliest of (1) the date thirty months from such date, (2) the date on which Majorlink shall have purchased $5,000,000 of Common Stock under the ELC Agreement and (3) the date either party terminates the ELC Agreement in accordance with its terms.

         Each time the Company desires to raise a specific amount of cash under the ELC Agreement, the Company shall issue to Majorlink a number of shares of Common Stock determined by (1) dividing the amount of cash desired to be raised by the Company by (2) 90% of a trailing market average price of the Company's Common Stock, as defined in the ELC Agreement.

         In connection with the ELC Agreement, the Company issued Majorlink a warrant to purchase up to 200,000 shares of Common Stock at a per share exercise price of $3.438. The warrant is exercisable for a period of three years.

5.       SEGMENT REPORTING

                                                           Continuing Operations
                                         --------------------------------------------------------
                                                                                         Total
                                         Research       Recruiting        Product      Continuing      Discontinued
(in thousands)                           Products        Services       Development    Operations       Operations
--------------                           --------       ----------      -----------    ----------      ------------
Three Months Ended March 31, 2000:

Sales to external customers              $     64       $    100        $     --        $    164        $     --

Intersegment sales                             --             --              --              --              --
Segment profit (loss)                          40             43            (983)           (900)             --
Total assets                                   --             --           6,424           6,424              --
Three Months Ended March 31, 1999:
Sales to external customers                   136             66              --             202              --
Intersegment sales                             --             --              --              --              --
Segment profit (loss)                          83             (1)         (3,266)         (3,184)            (92)
Total assets                                   --             --          13,164          13,164             805

Item 2. --        Management's Discussion and Analysis of Financial Condition
                  And Results of Operations

Liquidity and Capital Resources

         At March 31, 2000 the Company had cash and cash equivalents of $3.2 million and net assets of $4.4 million, compared to $3.0 million and $1.0 million, respectively, at December 31, 1999. Working capital totaled $1.7 million at March 31, 2000, compared to $0.7 million at December 31, 1999.

         During the first quarter of 2000, the Company took steps to improve its financial condition, including (i) agreements with certain trade creditors whereby an aggregate of $2.3 million of indebtedness was cancelled in exchange for issuance of approximately 938,000 shares of CytRx Common Stock (see Note 2 to Financial Statements), and (ii) a Stock Purchase Agreement with certain investors (the "Investors") whereby the Investors agreed to purchase 800,000 shares of the Company's Common Stock for an aggregate purchase price of $1.8 million and the issuance of certain warrants (see Note 3 to Financial Statements). The Company also terminated the services of twelve of its employees as part of its efforts to conserve its cash resources and has further reduced its operations by suspending its clinical development program for FLOCOR.

         In April 2000, the Company entered into a Private Equity Line of Credit Agreement (the "ELC Agreement") pursuant to which the Company has the right to put shares of its Common Stock to the ELC Investor from time to time to raise up to $5,000,000, subject to certain conditions and restrictions (see
Note 4 to Financial Statements).

         The Company believes that the proceeds of the transactions completed during the first quarter will allow the Company to operate throughout the remainder of 2000, but that additional funds will be needed to significantly advance any of the Company's technologies under development, some of which may be provided by the ELC Agreement. The ongoing ability of the Company to operate as a going concern with the current portfolio of technologies under development will be determined by the results of technology licensing efforts and/or the actual proceeds of any fund-raising activities, which are subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs.

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

Results of Operations

         The Company recorded a net loss of $900,000 for the three month period ended March 31, 2000 as compared to $3,276,000 for 1999. Loss from continuing operations was $900,000 in 2000 as compared to $3,184,000 in 1999. The overall reduction in net loss is due primarily to changes in the Company's research and development expenditures, discussed below.

         Net sales, which consist primarily of sales of TiterMax research adjuvant and service revenues from Spectrum Recruitment Research, were $164,000 and $202,000 during the three months ended March 31, 2000 and 1999, respectively. Cost of product sales and service revenues was $55,000 in 2000 versus $81,000 in 1999.

         Interest income was $31,000 and $176,000 during the three months ended March 31, 2000 and 1999, respectively. The variance between years generally corresponds to fluctuating cash and investment balances.

         Grant income was $73,000 in 2000 versus $27,000 in 1999. The increase relates to a new SBIR grant issued to CytRx in September 1999. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized.

         Other income was $146,000 for the three month period ended March 31, 2000 and includes $125,000 in fees paid by a third party pursuant to an Evaluation Agreement for the Company's gene delivery technology. Other income for 2000 also includes $21,000 in sublease revenues. Other income for the three month period of 1999 was $50,000, consisting of $28,000 in sublease revenues and $22,000 in administrative service fees charged to a former subsidiary.

         Research and development expenditures were $675,000 and $2,358,000 during the three months ended March 31, 2000 and 1999, respectively. Research and development expenditures are higher in prior periods due to the Company's clinical development activities for FLOCOR. A Phase III clinical trial of FLOCOR for treatment of acute sickle cell crisis was initiated in March of 1998 and completed in December 1999. Subsequent to the completion of the Phase III trial in December 1999, the Company has suspended all clinical development activities for FLOCOR pending further analysis of the Phase III results. The Company's development activities during the first quarter of 2000 consisted primarily of analysis of the Phase III results and consultation with the Company's scientific and regulatory advisors.

         Selling, general and administrative expenditures were $585,000 and $1,201,000 during the three months ended March 31, 2000 and 1999, respectively. During each of the periods, certain vesting criteria of employee options and warrants were achieved, resulting in aggregate non-cash charges to compensation expense and consulting expense of $156,000 and $727,000, during 2000 and 1999, respectively. Excluding these charges, selling, general and administrative expenditures during the first quarter of 2000 decreased by $45,000 from the same period in 1999.

         Net loss from discontinued operations, net of minority interest, was $-0- and $(92,000) during the three months ended March 31, 2000 and 1999, respectively, and relates to the operations of Vaxcel, Inc. CytRx's equity interest in Vaxcel was sold in September 1999.

Item 3. --        Quantitative and Qualitative Disclosures About Market Risk

         There have been no changes in the Company's assessment of its market risk from that disclosed in its Form 10-K for the year ended December 31, 1999.

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



                                            CYTRX CORPORATION
                                            (Registrant)

Date: May 15, 2000                          By: /s/ Mark W. Reynolds
                                               --------------------------------
                                               Mark W. Reynolds
                                               Vice President, Finance
                                               (Chief Accounting Officer
                                               and a duly authorized officer)