Form 10-Q
period 2000-06-30
CYTRX CORP
filed 2000-08-10
CIK 799698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000
                                    -------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission file number 0-15327
                                               -------

                               CYTRX CORPORATION
            (Exact name of Registrant as specified in its charter)

                 Delaware                                  58-1642740
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

             154 Technology Parkway
                Norcross, Georgia                             30092
     (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (770) 368-9500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO____
                                       ---
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 10, 2000: 10,062,696.

                               CYTRX CORPORATION
                               -----------------

                                   Form 10-Q
                                   ---------


                               Table of Contents
                               -----------------

                                                                                     Page
                                                                                     ----
PART I.     FINANCIAL INFORMATION

  Item 1    Financial Statements:

            Condensed Consolidated Balance Sheets as of
            June 30, 2000 (unaudited) and December 31, 1999                            3

            Condensed Consolidated Statements of Operations (unaudited) for the
            Three Month and Six Month Periods Ended June 30, 2000 and 1999             4

            Condensed Consolidated Statements of Cash Flows (unaudited) for the
            Three Month and Six Month Periods Ended June 30, 2000 and 1999             5

            Notes to Condensed Consolidated Financial Statements                       6

  Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  9

  Item 3    Quantitative and Qualitative Disclosures About Market Risk                11

PART II.    OTHER INFORMATION

  Item 4    Submission of Matters to a Vote of Security Holders                       12

  Item 6    Exhibits and Reports on Form 8-K                                          13

SIGNATURES                                                                           13

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                               CYTRX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            June 30,           December 31,
                                                                              2000                 1999
                                                                      -------------------- --------------------
ASSETS                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                               $  2,374,197        $  3,031,893
     Accounts receivable                                                          322,121             174,292
     Inventories                                                                        -               6,480
     Other current assets                                                          59,951             202,610
                                                                             ------------        ------------
         Total current assets                                                   2,756,269           3,415,275

Property and equipment, net                                                     2,525,109           2,641,810
Note receivable                                                                   650,000                   -
Other assets                                                                       60,978              70,978
                                                                             ------------        ------------

         Total assets                                                        $  5,992,356        $  6,128,063
                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $    662,050        $    629,738
     Accrued liabilities                                                          870,223           2,121,999
                                                                             ------------       ------------
        Total current liabilities                                               1,532,273          2,751,737

Long-term debt                                                                          -             650,000
Other long-term liabilities                                                             -           1,693,638
Commitments

Stockholders' equity:
 Preferred Stock, $.01 par value, 1,000 shares authorized, including
   1,000 shares of Series A Junior Participating Preferred
   Stock; no shares issued and outstanding                                              -                   -
 Common stock, $.001 par value, 18,750,000 shares authorized;
   10,213,866 and 8,373,853 shares issued at June 30, 2000
   and December 31, 1999, respectively                                             10,214               8,374
 Additional paid-in capital                                                    72,134,118          67,805,871
 Treasury stock, at cost (633,816 shares held at June 30, 2000
    and December 31, 1999)                                                     (2,279,238)         (2,279,238)
 Accumulated deficit                                                          (65,405,011)        (64,502,319)
                                                                             ------------        ------------
    Total stockholders' equity                                                  4,460,083           1,032,688
                                                                             ------------        ------------

    Total liabilities and stockholders' equity                               $  5,992,356        $  6,128,063
                                                                             ============        ============

                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                                      ----------------------------------         ---------------------------------
                                                          2000                 1999                  2000                 1999
                                                      ------------         -------------         ------------         ------------
                                                                            (restated)                                (restated)
Revenues:
     Net sales                                          $    85,156           $    98,601         $   185,284         $   164,331
     Interest income                                         38,019               135,223              68,908             311,332
     Grant income                                           136,261               226,829             209,472             254,290
     Other                                                   23,492                38,629             169,806              88,398
                                                        -----------           -----------         -----------         -----------
                                                            282,928               499,282             633,470             818,351

Expenses:
     Cost of sales                                           44,281                37,570              96,701             106,110
     Research and development                               553,844             2,435,000           1,228,418           4,793,061
     Selling, general and administrative                    446,919               612,966           1,010,371           1,773,142
                                                        -----------           -----------         -----------         -----------
                                                          1,045,044             3,085,536           2,335,490           6,672,313
                                                        -----------           -----------         -----------         -----------

Loss from continuing operations                            (762,116)           (2,586,254)         (1,702,020)         (5,853,962)

Income (loss) from discontinued operations                  759,514               (78,982)            799,328             (91,098)
Minority interest                                                 -                     -                   -              (3,897)
                                                        -----------           -----------         -----------         -----------

Net loss                                                $    (2,602)          $(2,665,236)        $  (902,692)        $(5,941,163)
                                                        ===========           ===========         ===========         ===========

Basic and diluted income (loss) per common share:
     Continuing operations                              $     (0.08)          $     (0.34)        $     (0.19)        $     (0.77)
     Discontinued operations                                   0.08                 (0.01)               0.09               (0.01)
                                                        -----------           -----------         -----------         -----------
     Net loss                                           $     (0.00)          $     (0.35)        $     (0.10)        $     (0.78)
                                                        ===========           ===========         ===========         ===========

Basic and diluted
weighted average shares outstanding                       9,580,050             7,639,828           8,825,107           7,631,657


                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             Six Month Period Ended June 30,
                                                                           ------------------------------------
                                                                               2000                    1999
                                                                           -------------          -------------
Cash flows from operating activities:
   Net loss                                                                $   (902,692)          $ (5,941,163)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Depreciation and amortization                                          117,365                 57,597
         Gain on sale of Titermax                                              (679,784)                     -
         Stock option expense                                                   217,875                761,181
         Minority interest in net loss of subsidiary                                  -                 (3,897)
         Net change in assets and liabilities                                (1,078,030)               447,962
                                                                           ------------           ------------
             Total adjustments                                               (1,422,574)             1,262,843
                                                                           ------------           ------------
         Net cash used by operating activities                               (2,325,266)            (4,678,320)

Cash flows from investing activities:
     Decrease in short-term investments                                               -              6,417,066
     Capital expenditures, net                                                     (664)              (592,474)
     Net proceeds from sale of Titermax                                         100,000                      -
                                                                           ------------           ------------
         Net cash provided by investing activities                               99,336              5,824,592

Cash flows from financing activities:
     Net proceeds from issuance of common stock                               1,768,234                 40,223
     Retirement of debt                                                        (200,000)                     -
     Purchase of treasury stock                                                       -                 (9,000)
                                                                           ------------           ------------
         Net cash provided by financing activities                            1,568,234                 31,223
                                                                           ------------           ------------

Net increase (decrease) in cash and cash equivalents                           (657,696)             1,177,495

Cash and cash equivalents at beginning of period                              3,031,893              8,855,375
                                                                           ------------           ------------
Cash and cash equivalents at end of period                                 $  2,374,197           $ 10,032,870
                                                                           ============           ============
                                                                             =

                            See accompanying notes.

                               CYTRX CORPORATION
                               -----------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                                 June 30, 2000
                                 -------------
                                  (Unaudited)
                                   ---------

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

     The accompanying condensed consolidated financial statements at June 30, 2000 and for the three month and six month periods ended June 30, 2000 and 1999 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1999. The Company has restated all periods presented to give effect to the treatment of the sale of its TiterMax product line in June 2000 as a discontinued operation (see Note 5).

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

3.   Private Placement of Common Stock

     In March 2000, the Company entered into a Stock Purchase Agreement with certain investors (the "Investors") whereby the Investors agreed to purchase 800,000 shares of the Company's Common Stock for an aggregate purchase price of $1.8 million and the issuance of warrants to purchase an additional 330,891 shares at $2.25 per share, expiring March 31, 2003. The Investors were granted registration rights for the shares issued to them and the shares underlying the warrants. Subject to certain conditions, the Investors were also required, upon effective registration of the shares, to either (a) purchase an additional 286,000 shares at $2.25 per share and simultaneously receive an additional three-year warrant to purchase 143,000 shares at $2.25 per share, or
(b) purchase 429,000 shares at a price equal to 75% of a trailing average market price of the Company's Common Stock, as defined in the Stock Purchase Agreement.

     In July 2000, the Investors exercised their rights to purchase 429,000 additional shares at a net price of $.77 per share, resulting in net proceeds of $330,000 to the Company.

4.   Equity Line of Credit

     In April 2000, the Company entered into a Private Equity Line of Credit Agreement (the "ELC Agreement") with Majorlink Holdings Limited ("Majorlink"), pursuant to which the Company has the right to put shares of Common Stock to Majorlink from time to time during the "commitment period" to raise up to $5,000,000, subject to certain conditions and restrictions. The "commitment period" begins on the effective date of a registration statement filed by the Company to register the resale by Majorlink of the shares of Common Stock that Majorlink purchases under the ELC Agreement and ends on the earliest of (1) the date thirty months from such date, (2) the date on which Majorlink shall have purchased $5,000,000 of Common Stock under the ELC Agreement and (3) the date either party terminates the ELC Agreement in accordance with its terms.

     Each time the Company desires to raise a specific amount of cash under the ELC Agreement, the Company shall issue to Majorlink a number of shares of Common Stock determined by (1) dividing the amount of cash desired to be raised by the Company by (2) 90% of a trailing market average price of the Company's Common Stock, as defined in the ELC Agreement.

     In connection with the ELC Agreement, the Company issued Majorlink a warrant (as amended in June 2000) to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.25. The warrant is exercisable for a period of three years.

5.   Sale of Titermax

     Since 1987 CytRx has manufactured, marketed and distributed Titermax, and adjuvant used to produce immune responses in research animals. Effective June 15, 2000, the Company entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby Titermax USA purchased the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually.

     Net income associated with the Titermax activities included in income
(loss) from discontinued operations was approximately $120,000 and $158,000 for the six months ended

June 30, 2000 and 1999, respectively. A gain related to the sale of $680,000 was recorded in the second quarter of 2000 and classified as discontinued operations.

6.   Segment Reporting

                                                 Continuing Operations
                                    ----------------------------------------------
                                                                         Total
                                        Recruiting       Product      Continuing    Discontinued
(in thousands)                           Services      Development    Operations     Operations
---------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000:
Sales to external customers                $  85         $     -       $     85         $ 106
Intersegment sales                             -               -              -             -
Segment profit (loss)                         36            (798)          (762)          760
Total assets                                   -           5,992          5,992             -
Three Months Ended June 30, 1999
Sales to external customers                   99               -             99           128
Intersegment sales                             -               -              -             -
Segment profit (loss)                         46          (2,632)        (2,586)          (79)
Total assets                                   -          10,671         10,671           408

Six Months Ended June 30, 2000:
Sales to external customers                  185               -            185           170
Intersegment sales                             -               -              -             -
Segment profit (loss)                         79          (1,781)        (1,702)          799
Total assets                                   -           5,992          5,992
Six Months Ended June 30, 1999:
Sales to external customers                  164               -            164           265
Intersegment sales                             -               -              -             -
Segment profit (loss)                         45          (5,899)        (5,854)          158
Total assets                                   -          10,671         10,671           408

Item 2. --   Management's Discussion and Analysis of Financial Condition And
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

Liquidity and Capital Resources

     At June 30, 2000 we had cash and cash equivalents of $2.4 million and net assets of $4.5 million, compared to $3.0 million and $1.0 million, respectively, at December 31, 1999. Working capital totaled $1.2 million at June 30, 2000, compared to $0.7 million at December 31, 1999.

     During the first quarter of 2000, we took steps to improve our financial condition, including (i) agreements with certain trade creditors whereby an aggregate of $2.3 million of indebtedness was cancelled in exchange for issuance of approximately 938,000 shares of our common stock (see Note 2 to Financial Statements), and (ii) a Stock Purchase Agreement with investors whereby they agreed to purchase 800,000 shares of our common stock for an aggregate purchase price of $1.8 million and the issuance of warrants (see Note 3 to Financial Statements). As part of our efforts to conserve cash resources we also reduced our staff and reduced our clinical development program for FLOCOR.

     In April 2000, we entered into a Private Equity Line of Credit Agreement where we have the right to put shares of our common stock to an investor from time to time to raise up to $5,000,000, subject to certain conditions and restrictions (see Note 4 to Financial Statements).

     In June 2000 we entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) where we sold the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually.

     We believe that the proceeds of the transactions discussed above will allow us to operate throughout the remainder of 2000, but that additional funds will be needed to significantly advance any of our technologies under development, some of which may be provided by the Private Equity Line of Credit Agreement. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern with the current portfolio of technologies under development. Both our technology licensing efforts and our fund-raising activities are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs.

     The above statements regarding our plans and expectations for future financing are forward-looking statements that are subject to a number of risks and uncertainties. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources. Depending upon the outcome of our fund raising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

Results of Operations

     We recorded net losses of $3,000 and $903,000 for the three month and six month periods ended June 30, 2000 as compared to $2,665,000 and $5,941,000 for the same periods in 1999. Loss from continuing operations was $762,000 and $1,702,000 for the three month and six month periods ended June 30, 2000 as compared to $2,586,000 and $5,584,000 in 1999. The overall reduction in net loss is due primarily to changes in the Company's research and development expenditures, discussed below.

     Net sales from continuing operations, which consist solely of service revenues from Spectrum Recruitment Research, were $85,000 and $185,000 during the three month and six month periods ended June 30, 2000 as compared to $99,000 and $164,000 in 1999. Cost of sales were $44,000 and $97,000 for the three month and six month periods ended June 30, 2000 as compared to $38,000 and $106,000 in 1999.

     Interest income was $38,000 and $69,000 during the three month and six month periods ended June 30, 2000, as compared to $135,000 and $311,000 in 1999. The variance between years generally corresponds to fluctuating cash and investment balances.

     Grant income was $136,000 and $209,000 during the three month and six month periods ended June 30, 2000, as compared to $227,000 and $254,000 in 1999. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized.

     Other income was $23,000 and $170,000 during the three month and six month periods ended June 30, 2000 as compared to $39,000 and $88,000 in 1999. Other income for the six months period in 2000 includes $125,000 in fees paid by a third party during the first quarter pursuant to an Evaluation Agreement for the Company's gene delivery technology.

     Research and development expenditures were $554,000 and $1,228,000 during the three month and six month periods ended June 30, 2000, as compared to $2,435,000 and $4,793,000 in 1999. Research and development expenditures are higher in prior periods due to our clinical development activities for FLOCOR. In December 1999, we completed a Phase III clinical trial of FLOCOR for treatment of acute sickle cell crisis. Subsequent to the completion of that study, we reduced our clinical development activities for FLOCOR pending further analysis of the Phase III results. Our development activities during 2000 have consisted primarily of analysis of the Phase III results and consultation with our scientific and regulatory advisors.

     Selling, general and administrative expenditures were $447,000 and $1,010,000 during the three and six month periods ended June 30, 2000, as compared to $613,000 and $1,773,000 in 1999. During each of the periods, certain vesting criteria of employee and consultant options and warrants were achieved, resulting in aggregate non-cash charges of $62,000 and $218,000, during the three and six month periods ended June 30, 2000 and $34,000 and $761,000 during the same periods in 1999.. Excluding these charges, selling, general and administrative expenditures were $385,000 and $792,000 during the 2000 periods and $579,000 and $1,012,000 during the 1999 periods. The overall decrease from 1999 to 2000 reflects our staff reductions and other steps we've taken to conserve our cash resources.

     Net income (loss) from discontinued operations, net of minority interest, was $760,000 and $799,000 during the three and six month periods ended June 30, 2000, as compared to $(79,000) and $(87,000) in 1999. Income (loss) from discontinued operations relates to the operations of a former subsidiary, Vaxcel, Inc., we sold in September 1999 and the operations of Titermax, we sold in June 2000 (see Note 5 to Financial Statements). The amounts for the three month and six month periods of 2000 include a gain of $680,000 from our sale of Titermax.


Item 3. --    Quantitative and Qualitative Disclosures About Market Risk
              ----------------------------------------------------------

     There have been no changes in our assessment of market risk from that disclosed in our Form 10-K for the year ended December 31, 1999.

                          PART II-- OTHER INFORMATION
                                    -----------------


Item 4.   Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on June 27, 2000, the following individual was elected as a Class III member of CytRx's Board of Directors:
                                             Votes For          Votes Withheld
                                             ---------          --------------
         Max Link                            7,060,014              924,469

The following individuals term of office as a director continued after the Annual Meeting.
         Raymond C. Carnahan, Jr.            Jack J. Luchese
         Lyle A. Hohnke                      Herbert H. McDade

The following proposals were submitted to our stockholders for approval:

                                                                                                   Votes Abstained/
                                                              Votes For        Votes Against           Not Voted
                                                              ---------        -------------           ---------
Proposal 2
----------
Amendment of the Company's Certificate
of Incorporation to increase the Company's
authorized Common Stock from 18,750,000
shares to 50,000,0000 shares.                                 6,764,479          1,186,950             1,628,621

Proposal 3
----------
Amendment of the Company's Certificate
of Incorporation to increase the Company's
authorized Preferred Stock from 1,000 shares
to 1,000,100 shares                                           2,057,163          1,195,393             6,327,494

Proposal 4
----------
Approval of the issuance and sale from time to
Time to Majorlink Holdings Limited of up to
5,000,000 shares of Common Stock in
accordance with the terms of a Private Equity
Line of Credit Agreement.                                     2,462,994            776,002             6,341,054

Proposal 5
----------
Ratification of appointment of Ernst & Young
LLP as independent auditors for the fiscal year
ending December 31, 2000.                                     7,408,250            547,176             1,624,624


The nominee for director was elected. Proposals 2, 4 and 5 received more than the number of votes required for their approval, and were adopted. Proposal 3 received fewer than the number of votes required for approval, and was not adopted.

Item 6. --    Exhibits and Reports on Form 8-K
              --------------------------------

(a)  Exhibits

     Exhibit
     Number    Description
     ------    -----------
     27.1      Financial Data Schedule (for SEC use only)
     27.2      Financial Data Schedule - 1999 Restatement (for SEC use only)

(b)  Reports on Form 8-K

     On June 18, 2000, we filed a report on Form 8-K reporting the sale of our Titermax product line.




                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CYTRX CORPORATION
                                         (Registrant)


Date: August 10, 2000                By: /s/ Mark W. Reynolds
      ---------------                  ------------------------------
                                         Mark W. Reynolds
                                         Vice President, Finance
                                         (Chief Accounting Officer
                                         and a duly authorized officer)