Form 10-Q
period 2000-09-30
CYTRX CORP
filed 2000-10-31
CIK 799698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000
                                    ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    ______________  _______________

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

              154 Technology Parkway
                     Suite 200
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

YES  X     NO _____
    ---

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of October 30, 2000: 10,100,196.

                               CYTRX CORPORATION
                               -----------------

                                   Form 10-Q
                                   ---------



                               Table of Contents
                               -----------------

                                                                                        Page
                                                                                        ----
PART I.    FINANCIAL INFORMATION

 Item 1    Financial Statements:

           Condensed Consolidated Balance Sheets as of
           September 30, 2000 (unaudited) and December 31, 1999                           3

           Condensed Consolidated Statements of Operations (unaudited) for the
           Three Month and Nine Month Periods Ended September 30, 2000 and 1999           4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the
           Three Month and Nine Month Periods Ended September 30, 2000 and 1999           5

           Notes to Condensed Consolidated Financial Statements                           6

 Item 2    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                      9

 Item 3    Quantitative and Qualitative Disclosures About Market Risk                    12

PART II.   OTHER INFORMATION

 Item 6    Exhibits and Reports on Form 8-K                                              12

SIGNATURES                                                                               13

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                               CYTRX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,       December 31,
                                                                                        2000               1999
                                                                                   --------------      -------------
                                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                     $    2,172,799      $   3,031,893
     Accounts receivable                                                                  169,102            174,292
     Other current assets                                                                  54,211            209,090
                                                                                   --------------      -------------
         Total current assets                                                           2,396,112          3,415,275

Property and equipment, net                                                             2,425,127          2,641,810
Note receivable                                                                           624,608                  -
Other assets                                                                               60,977             70,978
                                                                                   --------------      -------------

         Total assets                                                              $    5,506,824      $   6,128,063
                                                                                   ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $      476,067      $     629,738
     Accrued liabilities                                                                  759,307          2,121,999
                                                                                   --------------      -------------
         Total current liabilities                                                      1,235,374          2,751,737

Long-term debt                                                                                  -            650,000
Other long-term liabilities                                                                     -          1,693,638
Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred
         Stock; no shares issued and outstanding                                                -                  -
     Common stock, $.001 par value, 18,750,000 shares authorized;
         10,696,512 and 8,373,853 shares issued at September 30, 2000
         and December 31, 1999, respectively                                               10,696              8,374
     Additional paid-in capital                                                        72,551,195         67,805,871
     Treasury stock, at cost (633,816 shares held at September 30, 2000
         and December 31, 1999)                                                        (2,279,238)        (2,279,238)
     Accumulated deficit                                                              (66,011,203)       (64,502,319)
                                                                                   --------------      -------------
         Total stockholders' equity                                                     4,271,450          1,032,688
                                                                                   --------------      -------------

         Total liabilities and stockholders' equity                                $    5,506,824      $   6,128,063
                                                                                   ==============      =============

                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                     ------------------------------------    ------------------------------------
                                                          2000                1999                 2000               1999
                                                     --------------       ---------------    ----------------     ---------------
                                                                           (restated)                              (restated)
Revenues:
   Net sales                                          $      168,086      $        75,397    $        353,370     $       239,728
   Interest income                                            47,993               95,505             116,901             406,837
   Grant income                                              107,269              150,077             316,741             404,367
   Other                                                      80,594               29,958             250,400             118,356
                                                      --------------      ---------------    ----------------     ---------------
                                                             403,942              350,937           1,037,412           1,169,288

Expenses:
   Cost of sales                                              82,035               51,710             178,736             157,820
   Research and development                                  387,516            4,541,104           1,615,934           9,334,165
   Selling, general and administrative                       540,583              896,321           1,550,954           2,669,463
                                                      --------------      ---------------    ----------------     ---------------
                                                           1,010,134            5,489,135           3,345,624          12,161,448
                                                      --------------      ---------------    ----------------     ---------------

Loss from continuing operations                             (606,192)          (5,138,198)         (2,308,212)        (10,992,160)

Income from discontinued operations                                -              252,385             799,328             161,287
Minority interest                                                  -                    -                   -              (3,897)
                                                      --------------      ---------------    ----------------     ---------------

Net loss                                              $     (606,192)     $    (4,885,813)   $     (1,508,884)    $   (10,826,976)
                                                      ==============      ===============    ================     ===============

Basic and diluted income (loss) per common share:
   Continuing operations                              $        (0.06)     $         (0.67)   $          (0.25)    $         (1.44)
   Discontinued operations                                         -                 0.03                0.09                0.02
                                                      --------------      ---------------    ----------------     ---------------
Net loss                                              $        (0.06)     $         (0.64)   $          (0.16)    $         (1.42)
                                                      ==============      ===============    ================     ===============

Basic and diluted
weighted average shares outstanding                        9,937,838            7,635,625           9,198,725           7,627,983

                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine Month Period Ended September 30,
                                                                ----------------------------------------
                                                                     2000                     1999
                                                                --------------           ---------------
Cash flows from operating activities:
    Net loss                                                    $   (1,508,884)          $   (10,826,976)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
         Depreciation and amortization                                 153,241                    83,097
         Gain on sale of Titermax                                     (679,784)                        -
         Gain of sale of subsidiary                                          -                  (240,196)
         Stock option and warrant expense                              217,875                 1,067,766
         Minority interest in net loss of subsidiary                         -                    (3,897)
         Net change in assets and liabilities                       (1,190,777)                  605,256
                                                                --------------           ---------------
              Total adjustments                                     (1,499,445)                1,512,026
                                                                --------------           ---------------
         Net cash used by operating activities                      (3,008,329)               (9,314,950)

Cash flows from investing activities:

    Decrease in short-term investments                                       -                 6,417,066
    Capital expenditures/retirements, net                               63,442                  (886,100)
    Net proceeds from sale of Titermax                                 100,000                         -
    Net proceeds from sale of subsidiary                                     -                   240,196
                                                                --------------           ---------------
    Net cash provided by investing activities                          163,442                 5,771,162

Cash flows from financing activities:

    Net proceeds from issuance of common stock                       2,185,793                    54,788
    Retirement of debt                                                (200,000)                        -
    Purchase of treasury stock                                               -                    (9,000)
                                                                --------------           ---------------
         Net cash provided by financing activities                   1,985,793                    45,788
                                                                --------------           ---------------

Net increase (decrease) in cash and cash equivalents                  (859,094)               (3,498,000)

Cash and cash equivalents at beginning of period                     3,031,893                 8,855,375
                                                                --------------           ---------------

Cash and cash equivalents at end of period                      $    2,172,799           $     5,357,375
                                                                ==============           ===============


                            See accompanying notes.

                               CYTRX CORPORATION
                               -----------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 30, 2000
                              ------------------
                                  (Unaudited)
                                  -----------

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

     The accompanying condensed consolidated financial statements at September 30, 2000 and for the three month and nine month periods ended September 30, 2000 and 1999 include the accounts of CytRx together with those of its subsidiaries and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 1999. The Company has restated all prior periods presented to give effect to the treatment of the sale of its TiterMax product line in June 2000 as a discontinued operation (see Note 5).

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

4.   Equity Line of Credit

     In April 2000, the Company entered into a Private Equity Line of Credit Agreement (the "ELC Agreement") with Majorlink Holdings Limited ("Majorlink"), pursuant to which the Company has the right to put shares of Common Stock to Majorlink from time to time during the "commitment period" to raise up to $5,000,000, subject to certain conditions and restrictions. The "commitment period" begins on the effective date of a registration statement filed by the Company to register the resale by Majorlink of the shares of Common Stock that Majorlink purchases under the ELC Agreement and ends on the earliest of (1) the date thirty months from such date, (2) the date on which Majorlink shall have purchased $5,000,000 of Common Stock under the ELC Agreement or (3) the date either party terminates the ELC Agreement in accordance with its terms.

     Each time the Company desires to raise a specific amount of cash under the ELC Agreement, the Company will issue to Majorlink a number of shares of Common Stock determined by (1) dividing the amount of cash desired to be raised by the Company by (2) 90% of a trailing market average price of the Company's Common Stock, as defined in the ELC Agreement.

     In connection with the ELC Agreement, the Company issued Majorlink a warrant (as amended in June 2000) to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.25. The warrant is exercisable for a period of three years.

5.   Sale of Titermax

     Since 1987 CytRx has manufactured, marketed and distributed Titermax(R), an adjuvant used to produce immune responses in research animals. Effective June 15, 2000, the Company entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby Titermax USA purchased the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually.

     Net income associated with the Titermax activities included in income
(loss) from discontinued operations was approximately $120,000 and $201,000 for the nine months ended

September 30, 2000 and 1999, respectively. A gain related to the sale of $680,000 was recorded in the second quarter of 2000 and is classified as discontinued operations.

7.   Segment Reporting

                                                         Continuing Operations
                                         ------------------------------------------------------
                                                                                   Total
                                            Recruiting          Product          Continuing       Discontinued
  (in thousands)                             Services         Development        Operations        Operations
  -------------------------------------- ----------------- ------------------ ----------------- -----------------
  Three Months Ended September 30, 2000:
      Sales to external customers             $  168         $        -         $      168          $      -
      Intersegment sales                           -                  -                  -                 -
      Segment profit (loss)                       69               (675)              (606)                -
      Total assets                                 -              5,507              5,507                 -
  Three Months Ended September 30, 1999
      Sales to external customers                 75                  -                 75                98
      Intersegment sales                           -                  -                  -                 -
      Segment profit (loss)                        7             (5,145)            (5,138)              252
      Total assets                                 -              6,702              6,702                64

  Nine Months Ended September 30, 2000:
      Sales to external customers                353                  -                353               170
      Intersegment sales                           -                  -                  -                 -
      Segment profit (loss)                      148             (2,456)            (2,308)              799
      Total assets                                 -              5,507              5,507                 -
  Nine Months Ended September 30, 1999:
      Sales to external customers                240                  -                240               363
      Intersegment sales                           -                  -                  -                 -
      Segment profit (loss)                       52            (11,044)           (10,992)              165
      Total assets                                 -              6,702              6,702                64

Item 2. --   Management's Discussion and Analysis of Financial Condition And
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

Liquidity and Capital Resources

     At September 30, 2000 we had cash and cash equivalents of $2.2 million and net assets of $4.3 million, compared to $3.0 million and $1.0 million, respectively, at December 31, 1999. Working capital totaled $1.2 million at September 30, 2000, compared to $0.7 million at December 31, 1999.

     During the first quarter of 2000, we took steps to improve our financial condition, including (i) agreements with certain trade creditors whereby an aggregate of $2.3 million of indebtedness was cancelled in exchange for issuance of approximately 938,000 shares of our common stock (see Note 2 to Financial Statements), and (ii) a Stock Purchase Agreement with investors whereby they agreed to purchase 800,000 shares of our common stock for an aggregate purchase price of $1.8 million and the issuance of warrants (see Note 3 to Financial Statements). As part of our efforts to conserve cash resources we also reduced our staff and our clinical development program for FLOCOR, pending further analysis of results from a recently completed Phase III clinical study (see discussion below under "Results of Operations").

     In April 2000, we entered into a Private Equity Line of Credit Agreement which gives us the right to put shares of our common stock to an investor from time to time to raise up to $5,000,000, subject to certain conditions and restrictions (see Note 4 to Financial Statements).

     In June 2000 we entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) where we sold the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually (See Note 4 to Financial Statements).

     We believe that the proceeds of the transactions discussed above will allow us to operate through the first half of 2001, but that additional funds will be needed to significantly advance any of our technologies under development. We are continuing to seek corporate partnerships for FLOCOR, and are also seeking government support for additional clinical studies. In the near future, we expect to conclude the first license agreement for our Tranzfect technology and for 2001 we plan to focus attention on obtaining additional licenses for this technology. Some of our additional capital requirements may be provided by the Private Equity Line of Credit Agreement. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern with the current portfolio of technologies under development. Both our technology licensing efforts and our fund-raising activities are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs.

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

Results of Operations

     We recorded net losses of $606,000 and $1,509,000 for the three month and nine month periods ended September 30, 2000 as compared to $4,886,000 and $10,827,000 for the same periods in 1999. Loss from continuing operations was $606,000 and $2,308,000 for the three month and nine month periods ended September 30, 2000 as compared to $5,138,000 and $10,992,000 in 1999. The overall reduction in net loss is due primarily to changes in the Company's research and development expenditures, discussed below.

     Net sales from continuing operations, which consist solely of service revenues from Spectrum Recruitment Research, were $168,000 and $353,000 during the three month and nine month periods ended September 30, 2000 as compared to $75,000 and $240,000 in 1999. The increase in sales for the three month period ended September 30, 2000 over the comparable period in 1999 is primarily due to increased revenues from a single customer and is not necessarily indicative of a continuing trend. Cost of sales were $82,000 and $179,000 for the three month and nine month periods ended September 30, 2000 as compared to $52,000 and $158,000 in 1999.

     Interest income was $48,000 and $117,000 during the three month and nine month periods ended September 30, 2000, as compared to $96,000 and $407,000 in 1999. The variance between years generally corresponds to fluctuating cash and investment balances.

     Grant income was $107,000 and $317,000 during the three month and nine month periods ended September 30, 2000, as compared to $150,000 and $404,000 in 1999. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized.

     Other income was $81,000 and $250,000 during the three month and nine month periods ended September 30, 2000 as compared to $30,000 and $118,000 in 1999. Other income for the nine month period in 2000 includes $125,000 in fees paid by Merck during the first quarter pursuant to an Evaluation Agreement for the Company's Tranzfect technology.

     Research and development expenditures were $388,000 and $1,616,000 during the three month and nine month periods ended September 30, 2000, as compared to $4,541,000 and $9,334,000 in 1999. Research and development expenditures are higher in prior periods due to our clinical development activities for FLOCOR. During 1999, we conducted four separate human clinical studies of FLOCOR, including a Phase III clinical trial of FLOCOR for treatment of acute sickle cell crisis which was completed in December 1999. Subsequent to the completion of that study, we reduced our clinical development activities for FLOCOR pending further analysis of the Phase III results. Our development activities during 2000 have consisted primarily of analysis of the Phase III results, consultation with our scientific and regulatory advisors and meetings with regulatory authorities. The Phase III study did not achieve the high level of statistical significance required by the FDA for the study as a whole; the results in children, however, were statistically significant and our planned future studies will focus on the pediatric sickle cell population. Based on our recent conversations with the FDA, it is likely that either two small additional pivotal trials or one large trial will be required for approval, along with one to two additional safety studies. We believe there is a reasonable possibility of obtaining government funding to support one or more of the remaining trials, which will minimize, but not eliminate our expenditures. If we are successful in these discussions, we would anticipate earliest funding approval in the fourth quarter of 2001. The additional studies would take approximately two years to complete patient enrollment, which might begin in the second or third quarter of 2002.

     Beyond sickle cell disease, the potential uses of FLOCOR in critical care applications are quite extensive and represent large, high-value markets. Some of the potential applications include stroke, shock and cancer (drug delivery). Dependent upon our ability to obtain additional funding, we plan to conduct "proof of concept" studies in each field. Our strategy then will be to identify potential partners to fund the clinical development of FLOCOR in these indications.

     During 2000, we turned some of our attention to our Tranzfect gene delivery technology, although this effort has mostly involved personnel time and has not required significant expenditures. Subsequent to completion of the first license of this technology, we intend to work toward obtaining additional licenses and in 2001 we plan to conduct additional physical chemistry and biological studies with Tranzfect to support our licensing efforts.

     Selling, general and administrative expenditures were $541,000 and $1,551,000 during the three and nine month periods ended September 30, 2000, as compared to $896,000 and $2,669,000 in 1999. During each of the periods, certain vesting criteria of employee and consultant options and warrants were achieved, resulting in aggregate non-cash charges of $-0- and $218,000, during the three and nine month periods ended September 30, 2000 and $307,000 and $1,068,000 during the same periods in 1999. Excluding these charges, selling, general and administrative expenditures were $541,000 and $1,333,000 during the 2000 periods and $589,000 and $1,601,000 during the 1999 periods. The overall decrease from 1999 to 2000 reflects our staff reductions and other steps we've taken to conserve our cash resources.

     Net income from discontinued operations, net of minority interest, was $-0-and $799,000 during the three and nine month periods ended September 30, 2000, as compared to $252,000 and $165,000 in 1999. Income from discontinued operations relates to the operations of a former subsidiary, Vaxcel, Inc., which we sold in September 1999 and the operations of Titermax, which we sold in June 2000 (see Note 5 to Financial Statements). Net income from discontinued operations for the nine month period of 2000 includes a gain of $680,000 from our sale of Titermax.


Item 3. --   Quantitative and Qualitative Disclosures About Market Risk
             ----------------------------------------------------------

     There have been no changes in our assessment of market risk from that disclosed in our Form 10-K for the year ended December 31, 1999.

                         PART II -- OTHER INFORMATION
                                    -----------------


Item 6. --   Exhibits and Reports on Form 8-K
             --------------------------------

(a)  Exhibits

     Exhibit
     Number   Description
     -----    -----------
      27.1    Financial Data Schedule (for SEC use only)
      27.2    Financial Data Schedule - 1999 Restatement(for SEC use only)

(b)  Reports on Form 8-K

     On September 11, 2000, we filed a report on Form 8-K reporting an amendment to our Certificate of Incorporation.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CYTRX CORPORATION
                                              (Registrant)


Date: October 30, 2000                    By: /s/ Mark W. Reynolds
      ----------------                        ------------------------------
                                              Mark W. Reynolds
                                              Vice President, Finance
                                              (Chief Accounting Officer
                                              and a duly authorized officer)