Form 10-K405
period 2000-12-31
CYTRX CORP
filed 2001-03-27
CIK 799698

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                               -----------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-15327
                                              -------

                               CYTRX CORPORATION
                               -----------------
            (Exact name of Registrant as specified in its charter)

              Delaware                                58-1642740
  ---------------------------------      -----------------------------------
    (State or other jurisdiction         (I.R.S. Employer Identification No.)
  of incorporation or organization)

       154 Technology Parkway
             Suite 200
       Norcross, Georgia 30092                             30092
  ----------------------------------------              ----------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (770) 368-9500
                                                      --------------
                            --------------------

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

  YES    X         NO__.
        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on March 19, 2001 was approximately $8.4 million. On March 19, 2001, there were 10,137,696 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CytRx Corporation Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

                       "SAFE HARBOR" STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, we make oral and written statements that may constitute "forward looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the "SEC") in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the "Annual Report"), as well as those made in other filings with the SEC.

     Forward looking statements can be identified by our use of forward looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements, and we have described many such items under "Risk Factors" set forth in Exhibit 99.1 to this Annual Report.

     We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

                                    PART I

Item 1.  Business

General

     We are a Delaware corporation, incorporated in 1985 and are engaged in the development and commercialization of pharmaceutical products. Our current research and development activities include FLOCOR, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines. We also have a research pipeline with opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery and gene therapy. See "Product Development".

     Certain financial information concerning the industry segments in which the Company operates can be found in Note 17 to the Company's Consolidated Financial Statements.


Recent Developments

Financing Activities
--------------------
     During the first quarter of 2000, we took steps to improve our financial condition, including (i) agreements with trade creditors whereby an aggregate of $2.3 million of indebtedness was cancelled in exchange for issuance of approximately 938,000 shares of CytRx Common Stock, and (ii) a Stock Purchase Agreement with certain investors (the "Investors") whereby the Investors agreed to purchase 800,000 shares of the Company's Common Stock for an aggregate purchase price of $1.8 million and the issuance of warrants to purchase an additional 330,891 shares at $2.25 per share. As part of our efforts to conserve our cash resources we also reduced our staff and reduced our clinical development program for FLOCOR pending further analysis of results from a Phase III clinical study completed in December 1999 (see "Product Development"). In April 2000, we entered into a private equity line of credit agreement (the "ELC Agreement") whereby we have the right to put shares of our common stock to an investor from time to time to raise up to $5,000,000, subject to the conditions and restrictions included in the ELC Agreement. Our ability to raise significant funds through this mechanism is subject to a number of risks and uncertainties, including stock market conditions and our ability to obtain and maintain an effective registration of the relating shares with the Securities and Exchange Commission.

Sale of Titermax
----------------
     Since 1987, we have manufactured, marketed and distributed Titermax, an adjuvant used to produce immune responses in research animals. Effective June 15, 2000, we entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby we sold the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually.

Merck License
-------------
     In November 2000, we entered into an exclusive, worldwide license agreement (the "License Agreement") with Merck & Co., Inc. ("Merck") whereby we granted Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV.

     In November 2000, Merck paid us a signature payment of $2 million. Merck will also pay us up to $4 million in $1 million increments within 30 days of the occurrence of each of the following: (i) the commencement by Merck of the first U.S. Food and Drug Administration (FDA) Phase I Study for the first product incorporating TransFect designed for the prevention and treatment of HIV; (ii) the commencement by Merck of the earlier of the first FDA Phase IIb Study or Phase III Study for such HIV product; (iii) the filing by Merck of the first U.S. Public Health Service Act Product License Application in one of the countries mentioned below for such HIV product; and (iv) notification from a regulatory authority in the United States, Canada, France, Germany, Italy, Spain, the United Kingdom, or Japan that all approvals for the marketing of such HIV product, including pricing approvals, has been granted. Merck will also pay us an annual fee of $50,000 the first year, $75,000 the second year, and $100,000 the third year and each additional year thereafter until Merck receives notification from a regulatory authority as mentioned above.

     For the products incorporating TranzFect targeting the other diseases, Merck will pay us milestone payments of up to $2,850,000 in the following increments: (i) $100,000 for the commencement by Merck of the first FDA Phase I Study; (ii) $250,000 for the commencement by Merck of the earlier of the first FDA Phase IIb Study or Phase III Study; (iii) $500,000 for the filing by Merck of the first U.S. Public Health Service Act Product License Application in one of the countries mentioned below; and (iv) $2 million for notification from a regulatory authority in the United States, Canada, France, Germany, Italy, Spain, the United Kingdom, or Japan that all approvals for the marketing of such product, including pricing approvals, has been granted.

     Merck will also pay to us royalties of between 2% and 4% on a country-by-country basis, based on net sales. Merck will pay an additional 1% royalty on net sales if certain conditions are met regarding patent protection and Merck's competitive position. The royalty payments are subject to certain reductions.

     This agreement remains effective unless terminated according to its terms by either party or until the expiration of all royalty obligations thereunder. Merck may terminate this agreement at any time in its sole discretion by giving 90 days written notice. Upon termination by Merck, the rights and obligations under the agreement, including any licenses and payment obligations not yet due, also terminate. The agreement may also be terminated for cause by either party.

     Restrictions in the license agreement prevent us from disclosing certain of its terms, including some of the specific disease targets covered. We have applied with the SEC for and have received confidential treatment for certain portions of the agreement, which have been omitted from the exhibit filed with the SEC.

Ivy Animal Health License
-------------------------
     In February 2001, we entered into a license agreement with Ivy Animal Health, Inc. ("Ivy") of Overland Park, Kansas, whereby we granted to Ivy a worldwide exclusive license to our investigational agent, CRL-8761, a non-antibiotic feed additive that enhances growth performance in monogastric food animals such as poultry and pigs. As part of the license, we received a nominal upfront payment, and, dependent upon Ivy's ability to successfully develop a commercially viable product, will receive a milestone fee upon regulatory approval in the United States and an eventual royalty equal to 5% of net sales.

Product Development

Therapeutic Copolymer Programs
------------------------------
     General. Our primary focus is on CRL-5861 (purified poloxamer 188), a
     -------
novel, intra-vascular agent with pharmacological properties that can be characterized as rheologic, cytoprotective and anti-adhesive / anti-thrombotic. CRL-5861 is an intravenous solution that has the unique property of improving micro-vascular blood flow. Extensive preclinical and clinical studies suggest CRL-5861 may be of significant benefit in acute ischemic vascular disorders such as stroke, heart attack, and vaso-occlusive crisis of sickle cell disease. CRL-5861 may also provide benefit in cancer when used in combination with radiation or cytotoxic drugs. Through its effect on increasing blood flow, CRL-5861 is thought to (a) increase delivery of cytotoxic drugs to ischemic portions of tumors, and (2) increase oxygen delivery, thus increasing the sensitivity of tumor cells to drug and radiation therapy.

     The safety profile of CRL-5861 is well established. It has been investigated in over 17 clinical studies representing administration to approximately 4,000 patients and healthy volunteers.

     Sickle Cell Disease.  We believe CRL-5861 has significant potential in
     -------------------
treating a variety of vascular-occlusive diseases, however, we have chosen vaso-occlusive crisis associated with sickle cell anemia as our first development priority. For purposes of our sickle cell disease development program, we refer to CRL-5861 as "FLOCOR".

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

     In sickle cell disease, the application of FLOCOR can best be described as an intravenous blood "lubricant". FLOCOR's unique surface-active properties decrease blood viscosity and enable the rigid sickled cells to become more flexible, thus allowing easier passage of blood cells through narrow blood vessels. We believe FLOCOR can shorten the episodes of vaso-occlusive crises and, most importantly, preserve organ function.

     On December 21, 1999, we reported results from our Phase III clinical study of FLOCOR for treatment of acute sickle cell crisis. Although the study did not demonstrate statistical significance in the primary endpoint, statistically significant and clinically important benefits associated with FLOCOR were observed in certain subgroups. In addition, among the entire patient population, treatment with FLOCOR resulted in a statistically significant increase in the percent of patients achieving resolution of their crisis. The Phase III study also demonstrated that FLOCOR is well tolerated. Based on the encouraging efficacy results and a good safety profile our independent Data and Safety Monitoring Board (DSMB) and other thought leaders in the area of sickle cell disease have recommended that we continue with clinical development of FLOCOR in sickle cell disease. We presented the results of the Phase III trial at the 24th Annual Meeting of the National Sickle Cell Disease Program in Philadelphia on April 12, 2000. Based on our recent conversations with the FDA, it is likely that either two small additional pivotal trials or one large trial will be required for approval, along with one to two additional safety studies. We believe there is a reasonable possibility of applying for and obtaining government funding to support one or more of the remaining trials, which will minimize, but not eliminate our expenditures. If we are successful in these discussions, we would anticipate earliest funding approval in the second quarter of 2002. The additional studies would take approximately two years to complete patient enrollment, which might begin in the third or fourth quarter of 2002.

     FLOCOR has been granted "Orphan Drug" designation by the FDA for the treatment of sickle cell crisis. The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (e.g., diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States where the sponsor does not reasonably anticipate that its product will become profitable). As a result of the designation of FLOCOR as an Orphan Drug, if we are the first manufacturer to obtain FDA approval to market FLOCOR for treatment of sickle cell crisis, we will obtain a seven-year period of marketing exclusivity beginning from the date of FLOCOR's approval. During this period, the FDA may not approve the same drug for the same use from another sponsor.

     Cancer - Cancer is the second leading cause of death in the United States,
     ------
costing an astounding $1.7 billion yearly. Chemotherapy and/or radiation has highly variable results and improvements to these standard regimens are drastically needed. CRL-5861 possesses properties that appear to increase blood flow to poorly perfused areas of tumors, thus allowing chemotherapeutic agents to treat such areas more effectively. By increasing blood flow, the tumors become more active and sensitive to chemotherapy or radiation. Preliminary studies have shown promising results and we have begun further preclinical studies to evaluate CRL-5861's activity. Based on the successful outcome of these studies, we believe we will be able to quickly start a clinical program to evaluate CRL-5861's effectiveness in cancer patients.

     Muscular Dystrophy - Duchenne muscular dystrophy (DMD) is an inherited
     ------------------
disorder caused by an abnormal gene for a muscle protein known as dystrophin. Muscles deficient in dystrophin breakdown under normal muscular activity and the disease results in progressive muscle wasting, paralysis, and death often by age
20. There is no treatment that is effective in preventing the progressive muscle destruction of this devastating disorder. Several years ago, we began collaborating with researchers at the University of Cincinnati Medical Center to study CRL-5861 in the treatment of Muscular Dystrophy. Recently, the collaboration was awarded a research grant from the Muscular Dystrophy Association for further studies in animal models. If these laboratory studies suggest CRL-5861 can protect dystrophin deficient mice, it should work similarly in boys with DMD.

     Spinal Cord Injury - Traumatic spinal cord damage is one of the most
     ------------------
devastating injuries imaginable, and unfortunately occurs primarily in young people, often resulting in complete paralysis. Researchers believe that a significant portion of spinal cord damage results from a secondary progression of damage after the initial injury. This secondary injury results from membrane injury to nerve cells, causing them to lose function over time.

     We are currently testing CRL-5861 for its ability to interact with damaged nerve membranes in such a way as to "seal" the damage and restore membrane integrity. If successful, this treatment could limit the progression of secondary, post-injury damage, thereby maintaining or restoring spinal cord function. Based on the successful outcome of these studies, we believe we can proceed very quickly with the clinical development of this agent since the program will benefit from the existing safety and manufacturing capabilities already in place for our FLOCOR program.

Vaccine Enhancement and Gene Therapy
------------------------------------
     DNA Vaccines & Gene Therapy -- Gene therapy and/or gene based vaccines are
     ---------------------------
mediated through the delivery of DNA containing selected genes into cells by a process known as transfection. We refer to our gene delivery technology as TranzFect. A common class of materials used to enhance the transfection process are known as cationic lipids. This type of lipid can associate with and alter the integrity of a cell membrane, thus increasing the uptake of the complexed DNA. Unfortunately, cationic lipids are toxic to cells and are readily metabolized. Thus the effect of these agents in transfection protocols is not readily reproducible when used in vivo.

     We have identified a series of non-ionic block copolymers known as poloxamers that share several physico-chemical traits with the cationic lipids in that they associate with DNA and cell membranes. However, the block copolymers are significantly less toxic than the cationic lipids and are not metabolized in vivo. In addition, the poloxamer family of non-ionic block copolymers have a significant history of being safely used in a wide variety of oral, injectable, and topical pharmaceutical products. Importantly, a poloxamer known as CRL-1005 which is among the most active in transfection protocols and is adjuvant active, has been studied in a Phase I clinical trial. In that trial, CRL-1005 was well tolerated at doses significantly higher than those anticipated to be useful in gene therapy or DNA vaccine studies.

     In addition to the ability of poloxamers to enhance transfection, these compounds have significant immuno-adjuvant activity. Accordingly, we believe that an optimal application for this technology may be in the field of DNA vaccines. We believe that in this application, the activity of poloxamers will be two-fold. First, the poloxamers will act as delivery/transfection agents to facilitate the intracellular delivery and protection of the DNA from enzymatic digestion. Second the poloxamer will act as an immuno-adjuvant. Since the poloxamer is not metabolized and has surface active properties, it is likely to remain on the surface of the transfected cell awaiting expression of the gene. When the gene product is excreted from the cell, the poloxamer is likely to associate with the antigen and exert immuno-adjuvant actions. Numerous preclinical and clinical studies have demonstrated that conventional vaccines adjuvanted with poloxamers are well tolerated and result in significantly enhanced antibody and cellular immune responses.

     Merck License -- In November 2000, we entered into an exclusive, worldwide
     -------------
license agreement (the "License Agreement") with Merck & Co., Inc. ("Merck") whereby we granted Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV.

     In November 2000, Merck paid us a signature payment of $2 million. Merck will also pay us up to $4 million in $1 million increments within 30 days of the occurrence of each of the following: (i) the commencement by Merck of the first U.S. Food and Drug Administration (FDA) Phase I Study for the first product incorporating TransFect designed for the prevention and treatment of HIV; (ii) the commencement by Merck of the earlier of the first FDA Phase IIb Study or Phase III Study for such HIV product; (iii) the filing by Merck of the first U.S. Public Health Service Act Product License Application in one of the countries mentioned below for such HIV product; and (iv) notification from a regulatory authority in the United States, Canada, France, Germany, Italy, Spain, the United Kingdom, or Japan that all approvals for the marketing of such HIV product, including pricing approvals, has been granted. Merck will also pay us an annual fee of $50,000 the first year, $75,000 the second year, and $100,000 the third year and each additional year thereafter until Merck receives notification from a regulatory authority as mentioned above.

     For the products incorporating TranzFect targeting the other diseases, Merck will pay us milestone payments of up to $2,850,000 in the following increments: (i) $100,000 for the commencement by Merck of the first FDA Phase I Study; (ii) $250,000 for the commencement by Merck of the earlier of the first FDA Phase IIb Study or Phase III Study; (iii) $500,000 for the filing by Merck of the first U.S. Public Health Service Act Product License Application in one of the countries mentioned below; and (iv) $2 million for notification from a regulatory authority in the United States, Canada, France, Germany, Italy, Spain, the United Kingdom, or Japan that all approvals for the marketing of such product, including pricing approvals, has been granted.

     Merck will also pay to us royalties of between 2% and 4% on a country-by-country basis, based on net sales. Merck will pay an additional 1% royalty on net sales if certain conditions are met regarding patent protection and Merck's competitive position. The royalty payments are subject to certain reductions.

     This agreement remains effective unless terminated according to its terms by either party or until the expiration of all royalty obligations thereunder. Merck may terminate this agreement at any time in its sole discretion by giving 90 days written notice. Upon termination by Merck, the rights and obligations under the agreement, including any licenses and payment obligations not yet due, also terminate. The agreement may also be terminated for cause by either party.

     Restrictions in the license agreement prevent us from disclosing certain of its terms, including some of the specific disease targets covered. We have applied with the SEC for and have received confidential treatment for certain portions of the agreement, which have been omitted from the exhibit filed with the SEC.

     Conventional Vaccines - As part of our TranzFect program, we have developed
     ---------------------
a library of compounds, many of which have been shown to enhance the activity of conventional vaccines. We refer to this program as Optivax. We are currently providing Optivax compounds to a number of vaccine companies for evaluation and possible license.

Other Product Development Efforts
---------------------------------
     Food Animal Growth Promotant - The United States Food and Drug
     ----------------------------
Administration has expressed a growing concern about the use of low level antibiotics in animal feed and the possibility of resultant antibiotic resistance in human pathogens. Pending regulations at the FDA could suspend farmers' use of any antibiotics found to promote the spread of resistant human pathogens. In experimental studies, our compound, CRL-8761, has been shown to have a consistent effect to improve the rate of weight gain and feed efficiency in well-controlled studies in poultry and swine. CRL-8761 consistently provides the same growth performance benefits as antibiotics but, since it has no antibiotic activity, it is free from human health concerns over the use of antibiotics.

     In February 2001, we entered into a license agreement with Ivy Animal Health, Inc. ("Ivy") of Overland Park, Kansas, whereby we granted to Ivy a worldwide exclusive license to CRL-8761. As part of the license, we received a nominal upfront payment, and will receive a milestone fee upon regulatory approval in the United States and an eventual royalty equal to 5% of net sales.

     Expenditures for research and development activities related to continuing operations were $2.0 million, $12.8 million and $7.3 million during the years ended December 31, 2000, 1999 and 1998, respectively.

Manufacturing

     We require three suppliers of materials or services to manufacture FLOCOR;
(i) a supplier of the raw drug substance, (ii) a supplier of the purified drug which is refined from the raw drug substance and (iii) a manufacturer who can formulate and sterile fill the purified drug substance into the finished drug product. The raw drug substance is currently widely available at commercial scales from numerous manufacturers. We have not entered into a formal agreement with any supplier for the raw drug substance because of its wide availability. In August 1999, we entered into a long-term commercial supply contract with Organichem, Corp., located in Rennselaer, New York for production of the purified drug substance. There can be no assurance that our relationship with such supplier will continue or that we will be able to obtain additional purified drug substance if our current supply is inadequate. Such inability to obtain additional purified drug substance in amounts and at prices acceptable to the Company could have a material adverse effect on our business. To meet the need for manufacture of our finished drug product, we have entered into a supply agreement with the Hospital Products Division of Abbott Laboratories. Our inability to maintain such relationship on terms acceptable to us could have a material adverse effect on our business.

     If we modify our manufacturing process or change the source or location of product supply, regulatory authorities will require us to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in our clinical trials. Further, any manufacturing facility and the quality control and manufacturing procedures used by us for the commercial supply of a product must comply with applicable Occupational Safety and Health Administration, Environmental Protection Agency, and FDA standards, including Good Manufacturing Practice regulations. See "Government Regulation".

Patents and Proprietary Technology

     We actively seek patent protection for our technologies, processes, uses, and ongoing improvements and consider our patents and other intellectual property to be critical to our business.

     We continually evaluate the patentability of new inventions and improvements developed by our employees and collaborators. Whenever appropriate, we will endeavor to file United States and international patent applications to protect these new inventions and improvements. However, there can be no assurance that any of the current pending patent applications or any new patent applications that may be filed will ever be issued in the United States or any other country.

     We also attempt to protect our proprietary products, processes and other information by relying on trade secrets and non-disclosure agreements with our employees, consultants and certain other persons who have access to such products, processes and information. Under the agreements, all inventions conceived by employees are our exclusive property. Nevertheless, there can be no assurance that these agreements will afford significant protection against misappropriation or unauthorized disclosure of our trade secrets and confidential information.

     We believe we have worldwide comprehensive intellectual property covering the use of poloxamers in a number of therapeutic areas. We have patents claiming broad areas of the use of these compounds currently pending or issued in Canada, Japan, South Korea, the EPO and the United States. On November 23, 1999 the U.S. Patent Office issued patent No. 5,990,241 "Polyoxypropylene/ Polyoxyethylene Copolymers With Improved Biological Activity" to us. We believe the issue of this patent provides important exclusivity since it contains composition of matter claims for purified poloxamers used in our products and technologies, including purified poloxamer 188, the active ingredient in FLOCOR. This patent will expire in 2017. We also own a comprehensive group of patents that broadly claim the use of poloxamers as vaccine adjuvants that will provide additional coverage for DNA vaccines.

Competition

     Many companies, including large pharmaceutical, chemical and biotechnology firms with financial resources, research and development staffs, and facilities that are substantially greater than ours, are engaged in the research and development of pharmaceutical products that could compete with products under development by us. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and/or such products may be more effective than those under development by us or our licensees and corporate partners.

Government Regulation

     The marketing of pharmaceutical products requires the approval of the FDA and comparable regulatory authorities in foreign countries. The FDA has established guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new therapeutic product
(drug) generally takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use in the United States include preclinical studies in animal models, the filing of an Investigational New Drug ("IND") application, human clinical trials and the submission and approval of a New Drug Application ("NDA"). The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA must approve the NDA before the drug may be marketed. There can be no assurance that we will be able to obtain the required FDA approvals for any of our products.

     The manufacturing facilities and processes for our products, whether manufactured directly by us or by a third party, will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice regulations. We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act.

Employees
As of December 31, 2000, we have four full-time employees and one part-time employee.

Item 2.  Properties
     We currently lease administrative office space at 154 Technology Parkway, Norcross, Georgia. These facilities are in satisfactory condition and suitable for our purposes and present operations. We also use contract lab facilities for research and development purposes.

Item 3.  Legal Proceedings
We are not a party to any material litigation. We are occasionally involved in other claims arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on us.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  Our Common Stock is traded on The Nasdaq Stock Market under the symbol CYTR. The following table sets forth the high and low sale prices for our Common Stock for the periods indicated as reported by Nasdaq. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                             High                   Low
                                          ---------             ---------
COMMON STOCK:
     2001
         January 1 to March 23              1 7/32                 3/4
     2000
         Fourth Quarter                     1 9/16                15/32
         Third Quarter                      1 5/8                 13/16
         Second Quarter                     2 7/8                 13/16
         First Quarter                      6 7/16                29/32
     1999
         Fourth Quarter                     3                      3/4
         Third Quarter                      3                   1  7/8
         Second Quarter                     3 1/8               1 27/32
         First Quarter                      3 7/16              1


     On March 23, 2001, the closing price of our Common Stock as reported on The Nasdaq Stock Market, was $25/32 and there were approximately 1,200 holders of record of our Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of our Common Stock for whom shares are held by brokerage firms and other institutions. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                                       2000             1999             1998              1997             1996
                                                  ---------------------------------------------------------------------------------
Statement of Operations Data:
Revenues:
  Net service revenues                             $   451,031     $    322,536      $   350,789       $   422,039      $   357,517
  License fees                                       2,000,000                -                -                 -                -
  Interest and other income                            876,827        1,068,924        1,762,747         1,381,306        1,558,914
                                                  ---------------------------------------------------------------------------------
Total revenues                                       3,327,858        1,391,460        2,113,536         1,803,345        1,916,431
                                                  =================================================================================

Loss from continuing operations                     (1,147,457)     (15,269,918)      (7,737,296)       (4,618,867)      (2,241,795)
Income (loss) from discontinued operations             799,355          240,627        2,943,937        (1,434,125)      (3,549,984)
Extraordinary item                                           -                -         (325,120)                -                -
                                                  ---------------------------------------------------------------------------------
Net loss                                           $  (348,102)    $(15,029,291)     $(5,118,479)      $(6,052,992)     $(5,791,779)
                                                  =================================================================================

Basic and diluted loss per common share:
  Loss from continuing operations                  $     (0.12)    $      (1.99)     $     (1.01)      $     (0.62)     $     (0.29)
  Income (loss) from discontinued operations              0.08             0.03             0.38             (0.20)           (0.46)
  Extraordinary item                                         -                -            (0.04)                -                -
                                                  ---------------------------------------------------------------------------------
  Net loss                                         $     (0.04)    $      (1.96)     $     (0.67)      $     (0.82)     $     (0.75)
                                                  =================================================================================

Balance Sheet Data:
Total assets                                       $ 6,859,238     $  6,128,063      $16,641,568       $24,905,995      $24,299,322
Long-term debt                                               -          650,000                -                 -                -
Other long-term liabilities                                  -        1,693,638                -                 -                -
Convertible debentures                                       -                -                -         2,000,000                -
Total stockholders' equity                           5,618,814        1,032,688       14,688,548        19,248,395       22,337,734


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion includes "forward looking" statements that reflect our current views with respect to future events and financial performance.
Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under "Risk Factors" set forth in
Exhibit 99.1, and should not unduly rely on these forward looking statements.
We undertake no duty to update the information in this discussion if any forward looking statement later turns our to be inaccurate.

     The following should be read in conjunction with Selected Financial Data and the audited Consolidated Financial Statements of the Company included in this report.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2000, we had cash and cash equivalents of $3.8 million and net assets of $5.6 million, compared to $3.0 million and $1.0 million, respectively, at December 31, 1999. Working capital totaled $2.6 million at December 31, 2000, compared to $664,000 at December 31, 1999.

     During the first quarter of 2000, we took steps to improve our financial condition, including (i) agreements with certain trade creditors whereby they cancelled indebtedness of $2.3 million in exchange for issuance of approximately 938,000 shares of our common stock, and (ii) a Stock Purchase Agreement with investors whereby they agreed to purchase 800,000 shares of our common stock for an aggregate purchase price of $1.8 million and the issuance of warrants. As part of our efforts to conserve cash resources, we also reduced our staff and our clinical development program for FLOCOR pending further analysis of results from a Phase III clinical study completed in December 1999 (see discussion under "Results of Operations "). In April 2000, we entered into a private equity line of credit agreement (the "ELC Agreement") whereby we have the right to put shares of our common stock to an investor from time to time to raise up to $5,000,000, subject to the conditions and restrictions included in the ELC Agreement. Our ability to raise significant funds through this mechanism is subject to a number of risks and uncertainties, including stock market conditions and our ability to obtain and maintain an effective registration of the related shares with the Securities and Exchange Commission.

     Effective June 15, 2000, we entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby we sold the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually.

     In November 2000, we entered into an exclusive, worldwide license agreement (the "License Agreement") with Merck & Co., Inc. ("Merck") whereby we granted to Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV. For the license to the TranzFect technology to treat the first disease target, Merck has paid us a signature payment of $2 million, and will pay us milestone and product approval payments of up to $4 million as they develop the product. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay a royalty to us of 1% on net sales of products incorporating TranzFect for the first disease target. For each of the licenses to the TranzFect technology to treat the three additional disease targets, Merck will make a series of milestone and product approval payments to us totaling up to $2,850,000 each. If and when sales of products incorporating TranzFect for the three additional disease targets commence, we will receive royalties of between 2 and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay a royalty of 1% on net sales of products incorporating TranzFect for these additional disease targets. Merck will also pay an annual fee of between $50,000 and $100,000 until the first product approval for one of the three additional disease targets. Merck may terminate the License Agreement at any time, upon 90 days written notice. All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

     We believe that we will have adequate working capital to allow us to operate through the first quarter of 2002, but that additional funds will be needed to significantly advance any of our technologies under development. We are continuing to seek corporate partnerships for FLOCOR, and are also seeking government support for additional clinical studies. During 2001, we also plan to focus attention on obtaining additional licenses for our TranzFect technology. Some of our additional capital requirements may be provided by the ELC Agreement, but we also intend to pursue other sources of equity capital. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern with the current portfolio of technologies under development. Both our technology licensing efforts and our fund-raising activities are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs.

     At December 31, 2000, we and our subsidiaries had net operating loss carryforwards for income tax purposes of approximately $54.2 million, which will expire in 2001 through 2020 if not utilized. We also have research and development tax credits and orphan drug tax credits available to reduce income taxes, if any, of approximately $6.7 million which will expire in 2001 through 2015 if not utilized. Based on an assessment of all available evidence including, but not limited to, our limited operating history and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

     The above statements regarding our plans and expectations for future financing are forward-looking statements that are subject to a number of risks and uncertainties. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources. Additionally, depending upon the outcome of our fund raising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

Results of Operations
---------------------

     We recorded a net loss of $348,000 for the year ended December 31, 2000 as compared to net losses of $15,029,000 for 1999 and $5,118,000 for 1998. Loss from continuing operations before extraordinary items was $1,147,000, $15,270,000 and $7,737,000 in 2000, 1999 and 1998, respectively.

     We market the services of our small group of human resource professionals to third parties under the name of Spectrum Recruitment Research as a way of offsetting our cost of maintaining this function. Net service revenues from continuing operations related to Spectrum were $451,000 in 2000, $323,000 in 1999 and $351,000 in 1998. Cost of service revenues was $268,000 in 2000, $240,000 in 1999 and $187,000 in 1998, or 59%, 74% and 53% of net service revenues, respectively.

     Interest income from continuing operations was $170,000 in 2000 as compared to $463,000 in 1999 and $1,007,000 in 1998. The variance between years is attributable to fluctuating cash and investment balances. License fee income of $2,000,000 in 2000 relates to our license of TranzFect to Merck & Co., Inc. in November 2000 (see Note 13 to Financial Statements). Grant income was $349,000 in 2000 versus $464,000 in 1999 and $511,000 in 1998; the higher amounts during 1998 and 1999 are primarily due to a $445,000 grant from the U.S. Food and Drug Administration's Division of Orphan Drug Development to support our Phase III clinical trial of FLOCOR. Other income was $358,000, $142,000 and $244,000 in 2000, 1999 and 1998, respectively. Other income for 2000 includes $225,000 in fees paid to us by Merck pursuant to an Evaluation Agreement for our TranzFect technology and pursuant to a Fee for Service Agreement whereby we provided certain chemistry services to Merck.

     Research and development expenditures from continuing operations during 2000 were $1,962,000 versus $12,812,000 in 1999 and $7,306,000 in 1998. Research and development expenditures were higher in 1998 and 1999 primarily due to our clinical development activities for FLOCOR. In March 1998, we began a Phase III trial of FLOCOR for treatment of acute sickle cell crisis, which was completed in December 1999. During 1999, we also continued our Phase I trial of FLOCOR for treatment of Acute Chest Syndrome in sickle cell patients and initiated two additional clinical trials of FLOCOR - a Phase III study investigated repeat use of FLOCOR in patients with acute sickle cell crisis and a Phase I/II study for treatment of Acute Lung Injury. Subsequent to the completion of the Phase III trial, we reduced our clinical development activities for FLOCOR pending further analysis of the Phase III results. Our development activities during 2000 consisted primarily of analysis of the Phase III results and consultation with our scientific and regulatory advisors and meetings with regulatory authorities regarding preparation for the next clinical activities for FLOCOR. The Phase III study did not achieve the high level of statistical significance required by the FDA for the study as a whole; the results in children, however, were statistically significant and our planned future studies will focus on the pediatric sickle cell population. Based on our recent conversations with the FDA, it is likely that either two small additional pivotal trials or one large trial will be required for approval, along with one to two additional safety studies.

     Selling, general and administrative expenses from continuing operations during 2000 were $2,245,000 as compared to $3,610,000 in 1999 and $2,312,000 in
1998. During 2000 and 1999, we recorded non-cash charges of $365,000 and $1,043,000, respectively related to issuance of stock warrants to certain consultants and certain vesting events for management stock options. Excluding these charges, selling, general and administrative expenses were $1,880,000, $2,567,000 and $2,312,000 during 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 reflects staff reductions and other measures we took during the first quarter of 2000 to reduce our expenses and conserve cash resources.

     Interest expense of $46,000 during 1998 relates to convertible notes issued in 1997, which were retired during 1998. The extraordinary loss of $325.000 in 1998 relates to the early extinguishment of the notes that resulted in payment of premiums of $150,000 and expense of capitalized debt issuance costs of $175,000 (see Note 16 to Financial Statements).

     Discontinued Operations - Net income from the discontinued operations of Proceutics, CytRx Animal Health, Vaxcel (net of minority interest) and Titermax was $799,000, $241,000 and $2,944,000 in 2000, 1999 and 1998. The following table presents the breakdown of net income (loss) from discontinued operations.

                                               2000          1999           1998
                                            ----------   -----------    -----------
Titermax:
 Operations                                   $119,000      $281,000    $   231,000
 Gain on sale of business                      680,000             -              -
                                            ----------   -----------    -----------
                                               799,000       281,000        231,000
Proceutics:
 Operations                                          -             -        171,000
 Gain on sale of business                            -             -        782,000
 Gain on sale of real estate                         -             -        434,000
                                            ----------   -----------    -----------
                                                     -             -      1,387,000
CytRx Animal Health:
 Operations                                          -             -       (585,000)
 Gain on sale of business                            -             -      6,230,000
                                            ----------   -----------    -----------
                                                     -             -      5,645,000
Vaxcel:
 Operations                                          -       (44,000)    (1,721,000)
 Minority interest                                   -         4,000        615,000
 Impairment loss                                     -             -     (3,213,000)
                                            ----------   -----------    -----------
                                                     -       (40,000)    (4,319,000)
                                            ----------   -----------    -----------

Net income from discontinued operations       $799,000      $241,000    $ 2,944,000
                                            ==========   ===========    ===========

     Inflation - Our management believes that inflation had no material impact on our operations during the three year period ended December 31, 2000.


Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     Our financial instruments that are sensitive to changes in interest rates are our investments. As of December 31, 2000, we held no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.


Item 8.  Financial Statements and Supplementary Data

     Our consolidated financial statements and supplemental schedule and the notes thereto as of December 31, 2000 and 1999, and for each of the three years ended December 31, 2000, together with the independent auditors' report thereon, are set forth on pages F-1 to F-15 of this Annual Report on Form 10-K.


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

Item 13. Certain Relationships and Related Transactions
     Information with respect to this item is incorporated herein by reference from the Proxy Statement.

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

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Operations for the Years Ended December 31,
          2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the Years Ended December 31,
          2000, 1999 and 1998

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

(2)  Financial Statement Schedules

     The following financial statement schedule is set forth on page F-16 of this Annual Report on Form 10-K.

        Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

     All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(3)  Exhibits

     See Exhibit Index on page 14 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     On November 15, 2000, the Registrant filed a Current Report on Form 8-K reporting the license of its TranzFect technology to Merck & Co. Inc.

                               CytRx Corporation
                            Form 10-K Exhibit Index

Exhibit
Number
------
  3.1   Restated Certificate of Incorporation                                                  (a)
  3.2   Restated By-Laws                                                                       (b)
  4.1   Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust
        Company as Rights Agent                                                                (c)
 10.1   Agreement with Emory University, as amended                                            (d)
 10.2   Agreement with BASF Corporation, as amended                                            (d)
 10.3*  Amended and Restated Employment Agreement between CytRx Corporation
        and Jack J. Luchese                                                                    (i)
 10.4*  Amended and Restated Change of Control Employment Agreement between CytRx
        Corporation and Jack J. Luchese                                                        (i)
 10.7*  1986 Stock Option Plan, as amended and restated                                        (f)
 10.8*  1994 Stock Option Plan, as amended and restated                                        (e)
 10.9*  1995 Stock Option Plan                                                                 (g)
10.10*  1998 Long-Term Incentive Plan                                                          (h)
10.11*  2000 Long-Term Incentive Plan
10.12   Purchase and Sale Agreement dated February 23, 1998 by and between CytRx
        Corporation and Alexandria Real Estate Equities, Inc.                                  (h)
10.13   Common Stock Purchase Agreement dated March 24, 2000 by and between CytRx
        Corporation and the Investors Signatory Thereto                                        (i)
10.14   Private Equity Line of Credit Agreement dated April 26, 2000, between CytRx
        Corporation and Majorlink Holdings Limited                                             (j)
10.15+  License Agreement dated November 1, 2000 by and between CytRx Corporation and
        Merck & Co., Inc.                                                                      (k)
10.16   License Agreement dated February 16, 2001 by and between CytRx Corporation and
        Ivy Animal Health, Inc.
 23.1   Consent of Ernst & Young LLP
 99.1   Safe Harbor Compliance Statement for Forward-looking Statements

*    Indicates a management contract or compensatory plan or arrangement.
+ Confidential treatment has been granted for certain portions which have been blanked out in the copy of the exhibit file with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.
-------------------

(a) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997.
(b) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997.
(c) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 21, 1997.
(d) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.
(e) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1997.
(f) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996.
(g) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.
(h) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 1998.
(i) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 2000.
(j) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed on June 21, 2000.
(k) Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on March 16, 2001.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CYTRX CORPORATION


                                           By: /s/ Jack J. Luchese
                                               --------------------------
                                               Jack J. Luchese, President
Date: March 23, 2001                           and Chief Executive Officer
                                               (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                       Date
---------                          -----                                       ----
/s/ Alexander L. Cappello        Director                                  March 23, 2001
----------------------------
Alexander L. Cappello


/s/ Raymond C. Carnahan, Jr.     Director                                  March 23, 2001
----------------------------
Raymond C. Carnahan, Jr.


/s/ Lyle A. Hohnke               Director                                  March 23, 2001
----------------------------
Lyle A. Hohnke


/s/ Max Link                     Chairman of the                           March 23, 2001
----------------------------     Board of Directors
Max Link


/s/ Jack J. Luchese              Director                                  March 23, 2001
----------------------------     President and Chief Executive Officer
Jack J. Luchese                  (Principal Executive Officer)


/s/ Herbert H. McDade, Jr.       Director                                  March 23, 2001
----------------------------
Herbert H. McDade, Jr.


/s/ Mark W. Reynolds             Vice President, Finance                   March 23, 2001
----------------------------     (Principal Financial Officer)
Mark W. Reynolds

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

Consolidated Statements of Cash Flows                F-5

Notes to Consolidated Financial Statements           F-6

Report of Independent Auditors                       F-15

Financial Statement Schedule
  Schedule II - Valuation and Qualifying Accounts    F-16

                                                  CYTRX CORPORATION
                                             CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                             ----------------------------
                                                                               2000            1999
                                                                             ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $  3,779,376    $  3,031,893
    Accounts receivable, net                                                       54,160         174,292
    Inventories                                                                         -           6,480
    Other current assets                                                           34,171         202,610
                                                                             ------------    ------------
                 Total current assets                                           3,867,707       3,415,275

Property and equipment, net                                                     2,331,977       2,641,810

Other assets:
    Note receivable                                                               598,576               -
    Other assets                                                                   60,978          70,978
                                                                             ------------    ------------
                 Total other assets                                               659,554          70,978
                                                                             ------------    ------------
                 Total assets                                                $  6,859,238    $  6,128,063
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $    298,236    $    629,738
    Accrued expenses and other current liabilities                                942,188       2,121,999
                                                                             ------------    ------------
                 Total current liabilities                                      1,240,424       2,751,737

Long-term debt                                                                          -         650,000

Other long-term liabilities                                                             -       1,693,638

Commitments

Stockholders' equity:
    Preferred Stock, $.01 par value, 1,000 shares authorized,
       including 1,000 shares of Series A Junior Participating
       Preferred Stock; no shares issued and outstanding                                -               -
    Common stock, $.001 par value, 18,750,000 shares authorized;
       10,734,012 and 8,373,853 shares issued at December 31,
       2000 and 1999, respectively                                                  10,734           8,374
    Additional paid-in capital                                                  72,737,739      67,805,871
    Treasury stock, at cost (633,816 shares held at December 31, 2000
       and 1999)                                                               (2,279,238)     (2,279,238)
    Accumulated deficit                                                       (64,850,421)    (64,502,319)
                                                                             ------------    ------------
                 Total stockholders' equity                                     5,618,814       1,032,688
                                                                             ------------    ------------
                 Total liabilities and stockholders' equity                  $  6,859,238    $  6,128,063
                                                                             ============    ============


                                                      See accompanying notes.

                                                          CYTRX CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31,
                                                               --------------------------------------------
                                                                   2000            1999             1998
                                                               -----------     ------------     -----------
Revenues:
     Net service revenues                                      $   451,031     $    322,536     $   350,789
     License fees                                                2,000,000                -               -
     Interest income                                               170,433          462,634       1,007,019
     Grant revenue                                                 348,790          464,442         511,375
     Other                                                         357,604          141,848         244,353
                                                               -----------     ------------     -----------
                                                                 3,327,858        1,391,460       2,113,536

Expenses:
     Cost of service revenues                                      267,915          239,840         187,047
     Research and development                                    1,962,171       12,811,925       7,305,835
     Selling, general and administrative                         2,245,229        3,609,613       2,312,062
     Interest                                                            -                -          45,888
                                                               -----------     ------------     -----------
                                                                 4,475,315       16,661,378       9,850,832
                                                               -----------     ------------     -----------
Loss from continuing operations before extraordinary item       (1,147,457)     (15,269,918)     (7,737,296)

Income from discontinued operations                                799,355          236,730       2,329,352
Minority interest in discontinued operations                             -           (3,897)       (614,585)
                                                               -----------     ------------     -----------
Loss before extraordinary item                                    (348,102)     (15,029,291)     (4,793,359)
Extraordinary item:
     Loss on early extinguishment of debt                                -                -        (325,120)
                                                               -----------     ------------     -----------
Net loss                                                       $  (348,102)    $(15,029,291)    $(5,118,479)
                                                               ===========     ============     ===========

Basic and diluted income (loss) per common
 share:
     Continuing operations                                     $     (0.12)    $      (1.99)    $     (1.01)
     Discontinued operations                                          0.08             0.03            0.38
     Extraordinary item                                                  -                -           (0.04)
                                                               -----------     ------------     -----------
     Net loss                                                  $     (0.04)    $      (1.96)    $     (0.67)
                                                               ===========     ============     ===========

Basic and diluted weighted average shares outstanding            9,423,787        7,652,227       7,625,578


                                                      See accompanying notes.

                                                         CYTRX CORPORATION
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock
                                         -------------------------     Additional
                                             Shares                     Paid-in       Accumulated       Treasury
                                             Issued       Amount        Capital         Deficit          Stock          Total
                                         ------------------------------------------------------------------------------------------

Balance at December 31, 1997                 7,986,441     $ 7,986      $65,793,491    $(44,354,549)    $(2,198,533)   $ 19,248,395
     Issuance of common stock                  250,485         251          630,086               -               -         630,337
     Purchase of treasury stock                      -           -                -               -         (71,705)        (71,705)
     Net loss                                        -           -                -      (5,118,479)              -      (5,118,479)
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 1998                 8,236,926       8,237       66,423,577     (49,473,028)     (2,270,238)     14,688,548
     Issuance of common stock                  136,927         137          339,078               -               -         339,215
     Issuance of stock options/warrants                                   1,043,216                                       1,043,216
     Purchase of treasury stock                      -           -                -               -          (9,000)         (9,000)
     Net loss                                        -           -                -     (15,029,291)              -     (15,029,291)
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 1999                 8,373,853       8,374       67,805,871     (64,502,319)     (2,279,238)      1,032,688
     Issuance of common stock                2,360,159       2,360        4,567,255               -               -       4,569,615
     Issuance of stock options/warrants              -           -          364,613               -               -         364,613
     Net loss                                        -           -                -        (348,102)              -        (348,102)
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 2000                10,734,012     $10,734      $72,737,739    $(64,850,421)    $(2,279,238)   $  5,618,814
                                         ==========================================================================================



                                                      See accompanying notes.

                                                                 CYTRX CORPORATION
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                    --------------------------------------------
                                                                       2000            1999            1998
                                                                    ------------   -------------   -------------
Cash flows from operating activities:
    Net loss                                                        $  (348,102)   $(15,029,291)    $(5,118,479)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation                                                     317,850          68,377         216,811
       Amortization                                                           -               -         282,732
       Gain on sales of segment operations                             (679,784)       (240,196)     (7,012,305)
       Gain on sale of real estate                                            -               -        (433,786)
       Impairment loss (discontinued operations)                              -               -       3,212,615
       Extraordinary loss on early extinguishment of debt                     -               -         325,120
       Minority interest in net loss of subsidiary                            -          (3,897)       (614,585)
       Stock option and warrant expense                                 364,613       1,043,216               -
       Changes in assets and liabilities:
           Receivables                                                   52,811         (91,043)      1,082,390
           Inventories                                                    3,585           4,455       1,037,197
           Notes receivable                                              51,424         300,000         100,000
           Other assets                                                 198,454         (93,675)         98,545
           Accounts payable                                             124,868         546,019         208,884
           Unearned revenue                                                   -               -         172,380
           Other liabilities                                         (1,435,841)      1,950,233        (495,323)
                                                                    ------------   -------------    ------------
    Total adjustments                                                (1,002,020)      3,483,489      (1,819,325)
                                                                    ------------   -------------    ------------
       Net cash used in operating activities                         (1,350,122)    (11,545,802)     (6,937,804)


Cash flows from investing activities:
    Purchases of held-to-maturity securities                                  -               -      (6,417,066)
    Maturities of held-to-maturity securities                                 -       6,417,066               -
    Decrease in long-term investments                                         -               -       5,326,647
    Net proceeds from sales of segment operations                       100,000         240,196       8,336,985
    Net proceeds from sale of technology                                      -         600,000               -
    Net proceeds from sale of real estate                                     -               -       4,260,747
    Capital (expenditures) retirements, net                             (28,032)     (2,515,157)        (13,317)
                                                                    -----------    ------------     -----------
       Net cash provided by investing activities                         71,968       4,742,105      11,493,996

Cash flows from financing activities:
    Net proceeds from issuance of common stock                        2,225,637         339,215         125,880
    Redemption/retirement of debt                                      (200,000)              -      (1,650,000)
    Purchase of treasury stock                                                -          (9,000)        (71,705)
    Proceeds from issuance of debt, net of issuance costs                     -         650,000               -
                                                                    -----------    ------------     -----------
       Net cash provided by (used in) financing activities            2,025,637         980,215      (1,595,825)

Net increase (decrease) in cash and cash equivalents                    747,483      (5,823,482)      2,960,367
Cash and cash equivalents at beginning of year                        3,031,893       8,855,375       5,895,008
                                                                    -----------    ------------     -----------
Cash and cash equivalents at end of year                            $ 3,779,376    $  3,031,893     $ 8,855,375
                                                                    ===========    ============     ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                          $         -    $          -     $   45,888
                                                                    ===========    ============     ==========

                                                      See accompanying notes.

                               CYTRX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Nature of Business

     CytRx Corporation ("CytRx" or "the Company") is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics. The Company's current research and development include FLOCOR, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines. CytRx also has a research pipeline with opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery and gene therapy.

     The Company's sales from continuing operations relate to Spectrum Recruitment Research ("Spectrum"), through which the Company markets the services of its small group of human resources professionals as a way of offsetting the Company's cost of maintaining this function. Spectrum's services are marketed primarily within metropolitan Atlanta, Georgia. The Company's operational focus is on the development and commercialization of pharmaceutical products; the Spectrum operations were formed as an ancillary activity.

2.  Summary of Significant Accounting Policies

     Basis of Presentation - The consolidated financial statements include the accounts of CytRx together with those of its majority-owned subsidiaries. As more thoroughly discussed in Note 14, the operations of Proceutics, Inc., CytRx Animal Health, Inc., Vaxcel, Inc., and the Company's TiterMax business segment are presented as discontinued operations for all periods presented.

     Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and amounts invested in money market accounts.

     Investments - Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are included in investment income and are determined on a first-in, first-out basis. The Company held no investments at December 31, 2000 or 1999.

     Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, notes receivable, accounts payable and long-term debt approximate their fair values.

     Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

     Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally five years for equipment and furniture) of the related assets. Leasehold improvements are amortized over the term of the related lease or other contractual arrangement.

     Patents and Patent Application Costs - Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain. Patent costs are therefore expensed rather than capitalized.

     Acquired Developed Technology and Other Intangibles - Acquired developed technology and other intangible assets are amortized over their estimated useful lives on a straight-line basis. Management continuously monitors and evaluates the realizability of recorded acquired developed technology and other intangible assets to determine whether their carrying values have been impaired. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. As more fully discussed in Note 14, during 1998 management evaluated these assets and recorded a provision for impairment of such assets.

     Accrued Expenses and Other Liabilities - Accrued expenses and other liabilities at December 31 are summarized below (in thousands). The headings correspond to the captions on the accompanying Balance Sheet.

                                                 Accrued Expenses and Other
                                                    Current Liabilities           Other Long-Term Liabilities
                                                ----------------------------      ---------------------------
                                                     2000           1999             2000            1999
                                                    -----         ------           -------           -----
Clinical research activities                        $ 378         $  631           $     -           $ 966
Scientific and regulatory activities                    -            564                 -             460
Chemical plant construction                             -            146                 -             228
Deferred revenue                                      256            233                 -               -
Employee incentives & severance                         -            233                 -               -
Other miscellaneous                                   308            315                 -              40
                                                    -----         ------           -------           -----
Total                                               $ 942         $2,122           $     -           $1,694
                                                    =====         ======           =======           ======

     Basic and Diluted Loss per Common Share - Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive.

     Shares Reserved for Future Issuance - As of December 31, 2000, the Company has reserved approximately 3,616,000 of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans and warrants, and 4,643,000 shares pursuant to warrants issued to consultants and investors.

     Revenue Recognition - Sales are recognized at the time products are shipped or services rendered. The Company does not require collateral or other securities for sales made on credit. Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred. The costs incurred under such arrangements approximated the revenues reported in the accompanying statements of operations. Non-refundable license fee revenue is recognized upon receipt when no continuing involvement of the Company is required and payment of the license fee represents the culmination of the earnings process. Non-refundable license fees received subject to future performance by the Company or that are credited against future payments due to the Company are deferred until services are performed, future payments are received or termination of the agreement, whichever is earlier.

     Stock-based Compensation - The Company grants stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations, and, accordingly, recognizes no compensation expense for the stock option grants and warrants for which the terms are fixed. For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company has continued to account for stock-based compensation in accordance with APB 25 (See Note 9). The Company has also granted stock options and warrants to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are accounted for in accordance with Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued for Sales of Goods and Services to Other Than Employees, and are valued at the fair market value of the options and warrants granted or the services received, whichever is more reliably measurable. Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and note receivable. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company's investment policy disallows investment in any debt securities rated less than "investment-grade" by national ratings services. The Company generally does not require collateral from its customers. The Company is at risk to the extent accounts receivable and note receivable amounts become uncollectible.

     Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Segment Information - Effective January 1, 1998, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superceded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (See Note 17).

     Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

     In December 1999, the SEC staff issued Staff Accounting Bulletin SAB 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on the Company's financial statements.

3.   Property and Equipment

  Property and equipment at December 31 consist of the following (in thousands):

                                                     2000            1999
                                                    ------          ------
Equipment and furnishings                           $2,122          $2,200
Leasehold improvements                                 984             969
                                                    ------          ------
                                                     3,106           3,169
Less accumulated depreciation                         (774)           (527)
                                                    ------          ------
                                                    $2,332          $2,642
                                                    ======          ======

4.   Long Term Debt

     In June 1999, the Company entered into a Purchase Agreement for the design and construction of manufacturing equipment for commercial production of FLOCOR. The Purchase Agreement called for, among other things, certain progress payments to be made, with the final payment of $650,000 due 18 months after installation of the equipment or 12 months after FDA approval of FLOCOR (the "Note"). The Note bore interest of 12% annually, payable monthly beginning in the first month after installation of the equipment. CytRx accepted installed delivery of the equipment in February 2000; the Note is reflected in the accompanying Balance Sheet at December 31, 1999 as Long Term Debt. In February 2000, the Note was cancelled in exchange for a cash payment of $200,000 and the issuance of Common Stock (see Note 5).

5. Exchange of Common Stock for Cancellation of Accounts Payable, Accrued Expenses and Debt

     During the first quarter of 2000, the Company reached agreements with certain trade creditors whereby an aggregate of $1,894,000 of trade payables was cancelled in exchange for the issuance of approximately 758,000 shares of CytRx's Common Stock. Of the trade payables balance, $1,694,000 existed at December 31, 1999, and was accordingly classified as Long-Term Liabilities on the accompanying Balance Sheet. The Company also cancelled $650,000 of Long-Term Debt (see Note 4) in exchange for a cash payment of $200,000 and the issuance of 180,000 shares of CytRx's Common Stock.

6.   Private Placement of Common Stock

     Effective March 24, 2000, the Company entered into a Stock Purchase Agreement with certain investors (the "Investors") whereby the Investors agreed to purchase 800,000 shares of the Company's Common Stock for an aggregate purchase price of $1,800,000 and the issuance of warrants to purchase an additional 330,891 shares at $2.25 per share. After consideration of offering expenses, net proceeds to the Company were approximately $1,649,000. The warrants expire March 31, 2003. The Investors were granted registration rights for the shares issued to them and the shares underlying the warrants. Subject to certain conditions, the Investors were also required, upon effective registration of the shares, to either (a) purchase an additional 286,000 shares at $2.25 per share and simultaneously receive an additional three-year warrant to purchase 143,000 shares at $2.25 per share, or (b) purchase 429,000 shares at a price equal to 75% of a trailing average market price of the Company's Common Stock, as defined in the Stock Purchase Agreement. In July 2000, the Investors exercised their rights to purchase 429,000 additional shares at a net price of $.77 per share, resulting in net proceeds of $307,000 to the Company, after consideration of offering expenses.

7.   Equity Line of Credit

     In April 2000, the Company entered into a Private Equity Line of Credit Agreement (the "ELC Agreement") with Majorlink Holdings Limited ("Majorlink"), pursuant to which the Company has the right to put shares of Common Stock to Majorlink from time to time during the "commitment period" to raise up to $5,000,000, subject to certain conditions and restrictions. The "commitment period" begins on the effective date of a registration statement filed by the Company to register the resale by Majorlink of the shares of Common Stock that Majorlink purchases under the ELC Agreement and ends on the earliest of (1) the date thirty months from such date, (2) the date on which Majorlink shall have purchased $5,000,000 of Common Stock under the ELC Agreement or (3) the date either party terminates the ELC Agreement in accordance with its terms. Each time the Company desires to raise a specific amount of cash under the ELC Agreement, the Company will issue to Majorlink a number of shares of Common Stock determined by dividing the amount of cash desired to be raised by the Company by 90% of a trailing market average price of the Company's Common Stock, as defined in the ELC Agreement. In connection with the ELC Agreement, the Company issued Majorlink a warrant to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.25. The warrant is exercisable for a period of three years.

8.   Commitments and Contingencies

     Rental expense from continuing operations under operating leases during 2000, 1999 and 1998 approximated $160,000, $212,000 and $154,000, respectively.
Minimum annual future obligations for operating leases are $165,000, $171,000, $178,000, $185,000, $193,000 and $485,000 in 2001, 2002, 2003, 2004, 2005 and
2006 and beyond, respectively. Aggregate minimum future subrentals the Company expects to receive under noncancellable subleases total approximately $110,000 at December 31, 2000.

9.   Stock Options and Warrants

     CytRx has stock option plans pursuant to which certain key employees, directors and consultants are eligible to receive incentive and/or nonqualified stock options to purchase shares of CytRx's common stock. The options granted under the plans generally become exercisable over a three year period from the dates of grant and have lives of ten years. Certain options granted to the Company's executive officers and others contain alternative or additional vesting provisions based on the achievement of corporate objectives. Additionally, the Company has granted warrants to purchase shares of the Company's common stock to its President and Chief Executive Officer subject to vesting criteria as set forth in his warrant agreements; such warrants have lives of ten years from the dates of grant. Exercise prices of all options and warrants for employees and directors are set at the fair market values of the common stock on the dates of grant. During 2000 and 1999, the vesting criteria for certain options and warrants held by employees were achieved, resulting in $115,000 and $689,000 of compensation expense, respectively. During 2000 and 1999, services were received in exchange for options and warrants issued to certain consultants, resulting in aggregate non-cash charges of $249,000 and $355,000, respectively.

     A summary of the Company's stock option and warrant activity and related information for the years ended December 31 is shown below.

                                                       Options and Warrants           Weighted Average Exercise Price
                                              -----------------------------------     -------------------------------
                                                  2000         1999         1998        2000        1999        1998
                                              ----------   ----------   ----------      -----       -----       -----
Outstanding - beginning of year                3,137,852    2,258,308    1,439,297      $1.43       $1.17       $4.87
Granted                                        1,416,803      961,750      902,488       2.04        2.25        2.65
Exercised                                       (106,567)     (12,103)           -       1.28        1.00           -
Forfeited                                       (741,989)     (70,103)     (83,477)      1.86        5.91        4.37
Expired                                          (20,417)           -            -       1.00           -           -
                                              ----------   ----------   ----------
Outstanding - end of year                      3,685,682    3,137,852    2,258,308      $1.57       $1.43       $1.17
                                              ==========   ==========   ==========
Exercisable at end of year                     2,917,674    2,170,107    1,104,620      $1.47       $1.25       $1.33

Weighted  average  fair  value of
   options and  warrants  granted
   during the year:                                $1.98        $1.59        $2.30

     The following table summarizes additional information concerning options and warrants outstanding and exercisable at December 31, 2000:

                                         Options Outstanding                         Options Exercisable
  -----------------------------------------------------------------------      -------------------------------
                                           Weighted
                                           Average
                                          Remaining          Weighted              Number          Weighted
       Range of                           Contractual         Average             Of Shares         Average
   Exercise Price    Number of Shares     Life (years)     Exercise Price        Exercisable    Exercise Price
  ---------------  ------------------   --------------    ---------------      -------------    --------------
  $ 1.00 - 1.50        2,261,379              5.3              $1.08              2,034,874          $1.06
    2.13 - 3.438       1,419,303              5.0               2.33                877,800           2.41
    7.75                   5,000              4.2               7.75                  5,000           7.75
                       ---------                                                  ---------
                       3,685,682              5.2               1.57              2,917,674           1.47
                       =========                                                  =========

     The above tables for 2000 exclude an aggregate of 315,417 stock options with exercise prices ranging from $1.00 to $1.03 issued pursuant to the CytRx Corporation 2000 Long-Term Incentive Plan. These stock options are subject to shareholder approval.

     The Company has elected to follow APB 25 and related Interpretations in accounting for employee stock options and warrants because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

     Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for employee stock options granted and warrants issued subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the Company's options and warrants issued to employees was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                               2000      1999      1998
                                               ----     -----     -----
Weighted average risk free interest rate       6.24%     6.27%     5.64%
Dividend yields                                   0%        0%        0%
Volatility factors of the expected market
   price of the Company's common stock         1.03     1.046     1.026
Weighted average life of the option (years)       8         8         8

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

     For purposes of pro forma disclosures, the estimated fair value of the employee options and warrants is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share data):

                                                   2000        1999      1998
                                                  ------     --------   -------
Pro forma net loss                                $ (941)    $(16,505)  $(6,521)
Pro forma net loss per share (basic and diluted)  $(0.10)    $  (2.16)  $  (.86)

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

11.  Retirement Plan

     The Company maintained a defined contribution retirement plan (the "Plan") covering employees of the Company until February 2000, at which time the Plan was terminated. Total expense for the Plan for the years ended December 31, 2000, 1999 and 1998 was approximately $0, $69,000 and $110,000, respectively, of which $0, $1,000 and $44,000 related to discontinued operations for the years ended December 31, 2000, 1999 and 1998, respectively.

12.  Income Taxes

     For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $54.2 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire in 2001 through 2020 as of December 31, 2000. CytRx also has an aggregate of approximately $6.7 million of research and development and orphan drug credits available for offset against future income taxes which expire in 2001 through 2021.

     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                    December 31,
                                             --------------------------
                                               2000                1999
                                             -------            --------
Deferred tax assets:
  Net operating loss carryforward            $20,590            $ 20,163
  Tax credit carryforward                      6,652               6,278
  Other                                        2,822                 108
                                             -------            --------
Total deferred tax assets                     30,064              26,549
Deferred tax liabilities:
  Depreciation and other                      (2,882)               (185)
                                             -------            --------
Total deferred tax liabilities                (2,882)               (185)
                                             -------            --------
Net deferred tax assets                       27,182              26,364
Valuation allowance                          (27,182)            (26,364)
                                             -------            --------
                                             $     -            $      -
                                             =======            ========

     Based on assessments of all available evidence as of December 31, 2000 and 1999, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the deferred income tax assets.

13.  License Agreements

Merck & Co., Inc.
-----------------
     In November 2000, CytRx entered into an exclusive, worldwide license agreement with Merck and Company, Inc. ("Merck") whereby CytRx granted to Merck rights to use its TranzFect technology in DNA-based vaccines targeted to four infectious diseases. In addition an upfront payment of $2 million for the first disease target, Merck will pay to CytRx milestone and product approval payments of up to $4 million as they develop the product. The Company has no commitment for continuing involvement to earn the upfront payment or the future milestone payments. Thus, the $2 million upfront payment has been recognized as license fee revenue in the current year. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay a royalty to CytRx of 1% on net sales of products incorporating TranzFect for the first disease target. For each of the licenses for the three additional disease targets, Merck will pay to CytRx a series of milestone and product approval payments totaling up to $2,850,000 each. If and when sales of products incorporating TranzFect for the three additional disease targets commence, CytRx will receive royalties of between 2 and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay an additional royalty to CytRx of 1% on net sales of products incorporating TranzFect for these additional disease targets, in which case the total royalties may be up to 5%.

Ivy Animal Health, Inc.
-----------------------
     In February 2001, CytRx entered into a license agreement with Ivy Animal Health, Inc. ("Ivy") of Overland Park, Kansas, whereby CytRx granted to Ivy a worldwide exclusive license to its investigational agent, CRL-8761, a non-antibiotic feed additive that enhances growth performance in monogastric food animals such as poultry and pigs. As part of the license, CytRx received a nominal upfront payment, and will receive a milestone fee upon regulatory approval in the United States and an eventual royalty equal to 5% of net sales.

14.  Discontinued Operations

Titermax
--------
     Since 1987 CytRx has manufactured, marketed and distributed Titermax, an adjuvant used to produce immune responses in research animals. Effective June 15, 2000, the Company entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby Titermax USA purchased the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually. Net income associated with the Titermax activities included in income (loss) from discontinued operations was approximately $119,000, $281,000 and $231,000 for 2000, 1999 and 1998,
respectively. A gain related to the sale of $680,000 was recorded in the second quarter of 2000 and is also classified as discontinued operations.

Vaxcel, Inc.
------------
     On June 2, 1999, CytRx entered into a Stock Acquisition Agreement with A-Z Professional Consultants, Inc. ("A-Z") for the sale of CytRx's equity interest in Vaxcel, Inc.. The sale was consummated on September 9, 1999. Pursuant to the agreement, A-Z purchased 9,625,000 shares of common stock of Vaxcel from CytRx for a cash purchase price of $319,000. Net losses (net of minority interest) associated with Vaxcel included in income (loss) from discontinued operations were approximately $(40,000) and $(4,319,000) for the years ended December 31, 1999 and 1998, respectively.

     Impairment Loss - In its efforts to raise additional capital during 1998 and 1999, Vaxcel solicited bids for the sublicense or purchase of it's acquired developed technology, either together with or separately from it's other technologies. During the fourth quarter of 1998, the results of these efforts indicated to management that the acquired developed technology might be impaired. As a result of this indication, Vaxcel performed an evaluation to determine, in accordance with Statement 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of the acquired developed technology would be less than its aggregate carrying amount. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by the acquired developed technology would be less than its carrying amount, and therefore the asset was impaired as defined by Statement 121. Consequently, the original cost basis of the acquired developed technology was reduced to reflect the fair market value at the date the evaluation was made, resulting in a $3,213,000 impairment loss included in discontinued operations for the year ended December 31, 1998.

Proceutics, Inc.
----------------
     In February 1998, CytRx's wholly-owned subsidiary, Proceutics, Inc., consummated a sale of substantially all of its non-real estate assets to Oread Laboratories, Inc. ("Oread") for approximately $2.1 million. Proceutics retained its real estate assets consisting of a laboratory building that it leased to Oread. The laboratory building was subsequently sold in May 1998 (see
Note 15). Net income associated with Proceutics included in income (loss) from discontinued operations was approximately $1,387,000 for the year ended December 31, 1998. A $782,000 gain related to the sale of non-real estate assets is included in income from discontinued operations for 1998, as well as a $434,000 gain on the sale of Proceutics' real estate assets (see Note 15).

CytRx Animal Health, Inc.
-------------------------
     In April 1998, CytRx's wholly-owned subsidiary, CytRx Animal Health, Inc., consummated the sale of substantially all of its assets related to its cattle marketing operations to VetLife, LLC ("VL LLC") (an unaffiliated company) for a total purchase price of $7,500,000, subject to certain working capital adjustments, plus contingent payments based on certain events and future sales of specified products of VL LLC and its affiliates. Net income associated with CytRx Animal Health included in income (loss) from discontinued operations was approximately $5,645,000 for the year ended December 31, 1998. A gain related to the sale of $6,230,000 is included in income from discontinued operations for 1998.

15.  Sale of Real Estate

     In May 1998, CytRx and Proceutics consummated the sale of the two buildings owned by them at 150 and 154 Technology Parkway, Norcross, Georgia, to Alexandria Real Estate Equities, Inc. ("Alexandria") for $4.5 million. Proceutics' rights and obligations under the lease to Oread (See Note 14) were assigned to Alexandria, and CytRx leased the building at 154 Technology Parkway from Alexandria. The lease term extends 10 years and contains escalating rent payments over the term. CytRx is also responsible for all operating expenses for the property. Proceutics recorded a gain of $434,000 for the sale of its building. A gain of $279,000 on the sale/leaseback of the CytRx building was deferred and is being amortized over the ten-year lease period.

16.  Extraordinary Item

     In October 1997, the Company privately placed with certain investors $2,000,000 of convertible notes (the "Debentures") with an original maturity of October, 2001. In February and March 1998, $500,000 of the Debentures were converted into 204,104 shares of common stock. In February and May 1998, $1,500,000 of the Debentures were redeemed by the Company and total redemption premiums of $150,000 were paid. In addition, $175,000 of previously capitalized debt issue costs were expensed. The redemption premiums and debt issue costs ($325,000 total) are reflected as an extraordinary item in the statement of operations for the year ended December 31, 1998 as loss on early extinguishment of debt. At December 31, 2000 and 1999 there were no remaining outstanding Debentures.

17.  Segment Reporting

     The Company has six reportable segments: Recruiting Services (Spectrum), Product Development (core business of development and commercialization of pharmaceutical-related products), Research Products (TiterMax), Cattle Marketing Operations (CytRx Animal Health), Pharmaceutical Services (Proceutics) and Vaccine Development (Vaxcel). See Notes 1 and 14 for additional information concerning these operations.

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

                                      Continuing Operations                              Discontinued Operations
                              --------------------------------------------------------------------------------------------------
                                                           Total   |             Cattle     Pharma-                     Total
                              Recruiting    Product     Continuing | Research  Marketing    ceutical     Vaccine     Discontinued
     (in thousands)            Services   Development   Operations | Products  Operations   Services   Development    Operations
     --------------           ----------  ------------  -----------| --------  ----------  ---------   -----------   ------------
                                                                   |
2000:                                                              |
-----                                                              |
Sales to external customers      $451       $    -     $    451    |  $170      $    -     $    -       $    -         $  170
Intersegment sales                  -            -            -    |     -           -          -            -              -
Collaborative, grant & other        -        2,706        2,706    |     -           -          -            -              -
 revenue                                                           |
Interest income                     -          170          170    |     -           -          -            -              -
Interest expense                    -            -            -    |     -           -          -            -              -
Depreciation and amortization       -          318          318    |     -           -          -            -              -
Segment profit (loss)             146       (1,293)      (1,147)   |   799           -          -            -            799
Total assets                        -        6,859        6,859    |     -           -          -            -              -
Capital expenditures                -           20           20    |     -           -          -            -              -
                                                                   |
1999:                                                              |
-----                                                              |
Sales to external customers      $323       $    -     $    323    |  $500      $    -     $    -       $    -         $  500
Intersegment sales                  -            -            -    |     -           -          -            -              -
Collaborative, grant & other                                       |
 revenue                            -          606          606    |     -           -          -          134            134
Interest income                     -          463          463    |     -           -          -            7              7
Interest expense                    -            -            -    |     -           -          -            4              4
Depreciation and amortization       -           62           62    |     -           -          -            6              6
Segment profit (loss)              75      (15,345)     (15,270)   |   281           -          -          (40)           241
Total assets                        -        6,128        6,128    |     -           -          -            -              -
Capital expenditures                -        2,515        2,515    |     -           -          -            -              -
                                                                   |
1998:                                                              |
-----                                                              |
Sales to external customers      $351       $    -     $    351    |  $481      $4,383     $  419       $    -         $5,283
Intersegment sales                  -            -            -    |     -           -        131            -            131
Collaborative, grant & other                                       |
 revenue                            -          756          756    |     -           -          -          167            167
Interest income                     -        1,007        1,007    |     -           -         22           13             35
Interest expense                    -           46           46    |     -           -          3            7             10
Depreciation and amortization       -          120          120    |     -           8         78          294            380
Unusual Items:                                                     |
 Gain on sale of business           -            -            -    |     -       6,230        782            -          7,012
 Gain on sale of real estate        -            -            -    |     -           -        434            -            434
 Provision for asset impairment     -            -            -    |     -           -          -        3,213          3,213
 Loss on early debt                                                |
  extinguishment                    -          325          325    |     -           -          -            -              -
Segment profit (loss)             114       (8,176)      (8,062)   |   231       5,645      1,387       (4,319)         2,944
Total assets                        -       15,666       15,666    |     -           -          -          976            976
Capital expenditures                -          112          112    |     -           -         12            4             16

18. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands, except per share data):

                                                                                 Quarter Ended
                                                    ----------------------------------------------------------------------
2000                                                    March 31
--------------------------------------------------   (restated) (1)       June 30        September 30       December 31
                                                    ----------------   -------------   ----------------   ----------------
Net sales                                                    $   100         $    85            $   168            $    98
Gross profit                                                      48              41                 86                  8
Income (loss) from continuing operations                        (940)           (762)              (606)             1,161
Income from discontinued operations                               40             759                  -                  -
Net income (loss)                                               (900)             (3)              (606)             1,161
Basic and diluted income (loss) per common share:
  Continuing operations                                        (0.12)          (0.08)             (0.06)              0.11
  Discontinued operations                                       0.01            0.08                  -                  -
  Net income (loss)                                            (0.11)          (0.00)             (0.06)              0.11

1999
--------------------------------------------------
Net sales                                                         66              99                 75                 83
Gross profit (loss)                                               (3)             61                 24                  1
Income (loss) from continuing operations                      (3,268)         (2,586)            (5,138)            (4,278)
Income (loss) from discontinued operations                        (8)            (79)               252                 76
Net loss                                                      (3,276)         (2,665)            (4,886)            (4,202)
Basic and diluted income (loss) per common share
  Continuing operations                                        (0.43)          (0.34)             (0.67)             (0.55)
  Discontinued operations                                          -           (0.01)              0.03               0.01
  Net loss                                                     (0.43)          (0.35)             (0.64)             (0.54)

(1) First quarter has been restated to reflect the sale of Titermax as discontinued operations.

19. Subsequent Event

    Effective January 1, 2001, the Company executed an agreement with Cappello Capital Corp. ("Cappello") for general corporate finance advisory services. In connection with this agreement, the Company issued to Cappello warrants to purchase up to 1.4 million shares of its common stock with an exercise price of $1.00 per share. During the first quarter of 2001, the Company will recognize a non-cash charge of approximately $445,000 associated with the issuance of these warrants.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CytRx Corporation

  We have audited the accompanying consolidated balance sheets of CytRx Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytRx Corporation at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ ERNST & YOUNG LLP


Atlanta, Georgia
March 8, 2001

                               CYTRX CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998





                                                                       Additions
                                                              ----------------------------
                                              Balance at        Charged to      Charged to                      Balance at
                                               Beginning         Costs and         Other                           End
Description                                    of Period         Expenses        Accounts      Deductions       of Period
-----------                                -----------------  ---------------  -------------  -------------  ----------------
Reserve Deducted in the Balance Sheet
from the Asset to Which it Applies:

  Allowance for Bad Debts
   Year ended December 31, 2000              $        --        $   11,900          $  --          $  --       $    11,900
   Year ended December 31, 1999                       --                --             --             --                --
   Year ended December 31, 1998                   22,187                --             --         22,187                --

  Allowance for Deferred Tax Assets
   Year ended December 31, 2000              $26,364,000        $  818,000          $  --          $  --       $27,182,000
   Year ended December 31, 1999               20,769,000         5,595,000             --             --        26,364,000
   Year ended December 31, 1998               17,684,000         3,085,000             --             --        20,769,000