Form 10-Q
period 2001-03-31
CYTRX CORP
filed 2001-05-11
CIK 799698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001
                                    --------------

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

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 10, 2001: 10,200,196.

                               CYTRX CORPORATION
                               -----------------

                                   Form 10-Q
                                   ---------



                               Table of Contents
                               -----------------

                                                                                                             Page
                                                                                                             ----
PART I.       FINANCIAL INFORMATION
    Item 1    Financial Statements:

              Condensed Balance Sheets as of March 31, 2001 (unaudited)
              and December 31, 2000                                                                            3

              Condensed Statements of Operations (unaudited) for the
              Three Month Periods Ended March 31, 2001 and 2000                                                4

              Condensed Statements of Cash Flows (unaudited)
              for the Three Month Periods Ended March 31, 2001 and 2000                                        5

              Notes to Condensed Financial Statements                                                          6

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        8

    Item 3    Quantitative and Qualitative Disclosures About Market Risk                                      10

PART II.      OTHER INFORMATION

    Item 6    Exhibits and Reports on Form 8-K                                                                11

SIGNATURES                                                                                                    11

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                                  CYTRX CORPORATION
                                              CONDENSED BALANCE SHEETS

                                                                                     March 31,          December 31,
                                                                                       2001                 2000
                                                                                  ----------------    ----------------
                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $     2,845,325     $     3,779,376
     Accounts receivable, net                                                              23,827              54,160
     Other current assets                                                                  97,763              34,171
                                                                                  ----------------    ----------------
         Total current assets                                                           2,966,915           3,867,707

Property and equipment, net                                                             2,185,415           2,331,977

Other assets:
     Note receivable                                                                      571,887             598,576
     Other assets                                                                          60,978              60,978
                                                                                  ----------------    ----------------
         Total other assets                                                               632,865             659,554
                                                                                  ----------------    ----------------
         Total assets                                                             $     5,785,195     $     6,859,238
                                                                                  ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $        62,885     $       298,236
     Accrued liabilities                                                                  750,843             942,188
                                                                                  ----------------    ----------------
         Total current liabilities                                                        813,728           1,240,424

Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000 shares authorized,
         including 1,000 shares of Series A Junior Participating Preferred
         Stock; no shares issued and outstanding                                                -                   -
     Common stock, $.001 par value, 50,000,000 shares authorized;
         10,771,512 and 10,734,012 shares issued at March 31, 2001
         and December 31, 2000, respectively                                               10,772              10,734
     Additional paid-in capital                                                        73,247,586          72,737,739
     Treasury stock, at cost (633,816 shares held at March 31, 2001
         and December 31, 2000)                                                        (2,279,238)         (2,279,238)
     Accumulated deficit                                                              (66,007,653)        (64,850,421)
                                                                                  ----------------    ----------------
         Total stockholders' equity                                                     4,971,467           5,618,814
                                                                                  ----------------    ----------------
         Total liabilities and stockholders' equity                               $     5,785,195     $     6,859,238
                                                                                  ================    ================

                            See accompanying notes.

                                                         CYTRX CORPORATION
                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                                                                   Three Month Period Ended March 31,
                                                                               --------------------------------------------
                                                                                      2001                    2000
                                                                               --------------------    --------------------
                                                                                                          (restated*)
Revenues:
     Net sales                                                                 $           26,014      $          100,128
     Interest income                                                                       60,824                  30,889
     Grant income                                                                          45,752                  73,211
     Other                                                                                 50,204                 146,314
                                                                               --------------------    --------------------
                                                                                          182,794                 350,542

Expenses:
     Cost of sales                                                                         12,608                  52,420
     Research and development                                                             448,673                 674,574
     Selling, general and administrative                                                  878,745                 563,452
                                                                               --------------------    --------------------
                                                                                        1,340,026               1,290,446
                                                                               --------------------    --------------------

Loss from continuing operations                                                        (1,157,232)               (939,904)

Income from discontinued operations                                                             -                  39,814
                                                                               --------------------    --------------------
Net loss                                                                        $      (1,157,232)      $        (900,090)
                                                                               ====================    ====================

Basic and diluted income (loss) per common share:
     Continuing operations                                                     $            (0.11)      $           (0.12)
     Discontinued operations                                                                    -                    0.01
                                                                               --------------------    --------------------
     Net loss                                                                  $            (0.11)      $           (0.11)
                                                                               ====================    ====================

Basic and diluted weighted average shares outstanding                                  10,136,446               8,070,164

* Restated to treat the sale of the Titermax business segment in June 2000 as a discontinued operation.


                            See accompanying notes.

                                                         CYTRX CORPORATION
                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                  Three Month Period Ended March 31,
                                                                             --------------------------------------------
                                                                                       2001                     2000
                                                                             -------------------        -----------------
Cash flows from operating activities:
       Net loss                                                              $       (1,157,232)        $       (900,090)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                                               146,562                   40,500
            Stock option and warrant expense                                            479,416                  156,075
            Net change in assets and liabilities                                       (433,266)              (2,556,056)
                                                                             -------------------        -----------------
                 Total adjustments                                                      192,712               (2,359,481)
                                                                             -------------------        -----------------
            Net cash used in operating activities                                      (964,520)              (3,259,571)

Cash flows from investing activities:
       Capital expenditures, net                                                              -                  (15,048)
                                                                             -------------------        -----------------
            Net cash used in investing activities                                             -                  (15,048)

Cash flows from financing activities:
       Net proceeds from issuance of common stock                                        30,469                4,112,212
       Retirement of debt                                                                     -                 (650,000)
                                                                             -------------------        -----------------
            Net cash provided by financing activities                                    30,469                3,462,212
                                                                             -------------------        -----------------

Net increase (decrease) in cash and cash equivalents                                   (934,051)                 187,593

Cash and cash equivalents at beginning of period                                      3,779,376                3,031,893
                                                                             -------------------        -----------------
Cash and cash equivalents at end of period                                   $        2,845,325         $      3,219,486
                                                                             ===================        =================

                            See accompanying notes.

                               CYTRX CORPORATION
                               -----------------

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

                                March 31, 2001
                                --------------
                                  (Unaudited)
                                  -----------

1.       Description of Company and Basis of Presentation

         CytRx Corporation ("CytRx" or "the Company") is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics. The Company's current research and development activities include FLOCOR, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines. CytRx also has a research pipeline with opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery, gene therapy and food animal feed additives.

         The accompanying condensed financial statements at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 2000.

2.       Agreement with Cappello Capital Corp.

     Effective January 1, 2001, the Company executed an agreement with Cappello Capital Corp. ("Cappello") for general corporate financial advisory services. In connection with this agreement, the Company issued to Cappello warrants to purchase up to 1.4 million shares of its common stock with an exercise price of $1.00 per share. During the first quarter of 2001, the Company recognized a non-cash charge of approximately $445,000 associated with the issuance of these warrants.

3.       License Agreement with Ivy Animal Health

     In February 2001, the Company entered into a license agreement with Ivy Animal Health, Inc. ("Ivy") of Overland Park, Kansas, whereby CytRx granted to Ivy a worldwide exclusive license to its investigational agent, CRL-8761, a non-antibiotic feed additive that enhances growth performance in monogastric food animals such as poultry and pigs. As part of the license, CytRx received a nominal upfront payment, and will receive a milestone fee upon regulatory approval in the United States and an eventual royalty equal to 5% of net sales.

4.       Segment Reporting

                                                       Continuing Operations
                                        ------------------------------------------------
                                                                               Total
                                         Recruiting        Product           Continuing       Discontinued
(in thousands)                            Services       Development         Operations        Operations
--------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001
Sales to external customers             $    26        $         -         $     26         $        -
Intersegment sales                            -                  -                -                  -
Segment profit (loss)                         7             (1,164)          (1,157)                 -
Total assets                                  -              5,785            5,785                  -

Three Months Ended March 31, 2000
Sales to external customers                 100                  -              100                 64
Intersegment sales                            -                  -                -                  -
Segment profit (loss)                        43               (983)            (940)                40
Total assets                                  -              6,424            6,424                  -

Item 2. --    Management's Discussion and Analysis of Financial Condition And
              ----------------------------------------------------------------
              Results of Operations
              ---------------------

     This discussion includes "forward looking" statements that reflect our current views with respect to future events and financial performance. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under "Risk Factors" set forth in Exhibit
99.1 to our Annual Report on Form 10-K, and should not unduly rely on these forward looking statements. We undertake no duty to update the information in this discussion if any forward looking statement later turns our to be inaccurate.

Liquidity and Capital Resources

         At March 31, 2001 we had cash and cash equivalents of $2.8 million and net assets of $5.0 million, compared to $3.8 million and $5.6 million, respectively, at December 31, 2000. Working capital totaled $2.2 million at March 31, 2001, compared to $2.6 million at December 31, 2000.

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

         In November 2000, we entered into an exclusive, worldwide license agreement (the "Merck License") with Merck & Co., Inc. ("Merck") whereby we granted to Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV. For the license to the TranzFect technology to treat the first disease target, Merck has paid us a signature payment of $2 million, and will pay us milestone and product approval payments of up to $4 million as they develop the product. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay a royalty to us of 1% on net sales of products incorporating TranzFect for the first disease target. For each of the licenses to the TranzFect technology to treat the three additional disease targets, Merck will make a series of milestone and product approval payments to us totaling up to $2,850,000 each. If and when sales of products incorporating TranzFect for the three additional disease targets commence, we will receive royalties of between 2 and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay an additional royalty of 1% on net sales of products incorporating TranzFect for these additional disease targets. Merck will also pay an annual fee of between $50,000 and $100,000 until the first product approval for one of the three additional disease targets. Merck may terminate the Merck License at any time, upon 90 days written notice. All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

     We believe that we will have adequate working capital to allow us to operate through the first quarter of 2002, but that additional funds will be needed to significantly advance any of our technologies under development. We are continuing to seek corporate partnerships for FLOCOR, and are also seeking government support for additional clinical studies. We also plan to focus attention on obtaining additional licenses for our TranzFect technology. Some of our additional capital requirements may be provided by the ELC Agreement and by potential milestone payments pursuant to the Merck License, but we also intend to pursue other sources of equity capital. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern with the current portfolio of technologies under development. Both our technology licensing efforts and our fund-raising activities are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs.

     The above statements regarding our plans and expectations for future financing are forward-looking statements that are subject to a number of risks and uncertainties. Our ability to obtain future financing through joint ventures, product licensing arrangements, sales of equity securities or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources. Additionally, depending upon the outcome of our fund raising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

Results of Operations

     The Company recorded a net loss of $1,157,000 for the three month period ended March 31, 2001 as compared to $900,000 for 2000. Loss from continuing operations was $1,157,000 in 2001 as compared to $940,000 in 2000.

     Net sales, which consist of service revenues from Spectrum Recruitment Research ("Spectrum"), were $26,000 and $100,000 during the three months ended March 31, 2001 and 2000, respectively. Cost of product sales and service revenues was $13,000 in 2001 versus $52,000 in 2000. Spectrum's revenues are derived from selling its consulting services to third party companies seeking to recruit new personnel. The decline in revenues during the first quarter of 2001 is reflective of the general slowdown affecting the economy as a whole. However, because Spectrum utilizes the services of external consultants to fulfill its clients needs, it can retract or expand its operations easily. Spectrum's activities are ancillary to the Company's operational focus, and, although Spectrum remains profitable, the Company is not dependent on the cash flow it generates.

         Interest income was $61,000 and $31,000 during the three months ended March 31, 2001 and 2000, respectively. The variance between years generally corresponds to fluctuating cash and investment balances.

         Grant income was $46,000 in 2001 versus $73,000 in 2000. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized.

         Other income was $50,000 and $146,000 during the three months ended March 31, 2001 and 2000, respectively. Other income for the three month period ended March 31, 2001 primarily consists of sublease revenues. For the three month period ended March 31, 2000, other income includes $125,000 in fees paid by a third party pursuant to an Evaluation Agreement for the Company's gene delivery technology and $21,000 in sublease revenues.

         Research and development expenditures were $449,000 and $675,000 during the three months ended March 31, 2001 and 2000, respectively. Research and development expenditures for both periods primarily relate to the Company's development activities for CRL-5861 (FLOCOR). A Phase III clinical trial of CRL-5861 for treatment of acute sickle cell crisis was completed in December 1999. Expenditures during the first quarter of 2000 are higher than in 2001 due to costs incurred related to analysis of the Phase III results and consultation with the Company's scientific and regulatory advisors. The Company's activities with regard to CRL-5861 during the first quarter of 2001 focused on preparation for the next Phase III clinical trial, including preparations for government grant applications, as well as the initiation of preclinical studies for the treatment of spinal cord injury and cancer.

         Selling, general and administrative expenditures were $879,000 and $563,000 during the three months ended March 31, 2001 and 2000, respectively. During the first quarter of 2001 and 2000, the Company recognized non-cash charges of $479,000 and $41,000, respectively, related to the issuance of stock purchase warrants to certain consultants. Additionally, during the first quarter of 2000, certain vesting criteria of employee stock options were achieved, resulting in non-cash charges to compensation expense of $115,000. Excluding these one-time charges, selling, general and administrative expenditures were $400,000 and $407,000 during the three months ended March 31, 2001 and 2000, respectively.

         Net income from discontinued operations, net of minority interest, was $-0- and $40,000 during the three months ended March 31, 2001 and 2000, respectively. Discontinued operations during 2000 relates to the Company's TiterMax research adjuvant product line, which was sold in June 2000.

Item 3. --    Quantitative and Qualitative Disclosures About Market Risk
              ----------------------------------------------------------

         There have been no changes in the Company's assessment of its market risk from that disclosed in its Form 10-K for the year ended December 31, 2000.

                          PART II-- OTHER INFORMATION
                                    -----------------

Item 6. --    Exhibits and Reports on Form 8-K
              --------------------------------

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         None


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CYTRX CORPORATION
                                                (Registrant)


Date:    May 11, 2001                       By: /s/ Mark W. Reynolds
         ------------                           -----------------------
                                                Mark W. Reynolds
                                                Vice President, Finance
                                                (Chief Accounting Officer
                                                and a duly authorized officer)