Form 10-Q
period 2001-06-30
CYTRX CORP
filed 2001-08-09
CIK 799698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001
                                        -------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X        NO_____
   -----

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 6, 2001: 10,262,696.

                               CYTRX CORPORATION
                               -----------------

                                   Form 10-Q
                                   ---------



                               Table of Contents
                               -----------------

                                                                                                Page
                                                                                                ----
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of
              June 30, 2001 (unaudited) and December 31, 2000                                    3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month and Six Month Periods Ended June 30, 2001 and 2000                     4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
              Three Month and Six Month Periods Ended June 30, 2001 and 2000                     5

              Notes to Condensed Consolidated Financial Statements                               6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          8

    Item 3    Quantitative and Qualitative Disclosures About Market Risk                        11

PART II.      OTHER INFORMATION

   Item 4     Submission of Matters to a Vote of Security Holders                               11

   Item 6     Exhibits and Reports on Form 8-K                                                  11

SIGNATURES                                                                                      12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                               CYTRX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,          December 31,
                                                                                       2001                2000
                                                                                  ---------------     ---------------
ASSETS                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $     2,063,442     $     3,779,376
     Accounts receivable                                                                   27,227              54,160
     Other current assets                                                                  55,694              34,171
                                                                                  ---------------     ---------------
         Total current assets                                                           2,146,363           3,867,707

Property and equipment, net                                                             2,038,852           2,331,977
Note receivable                                                                           544,526             598,576
Other assets                                                                               60,978              60,978
                                                                                  ---------------     ---------------

         Total assets                                                             $     4,790,719     $     6,859,238
                                                                                  ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $        17,972     $       298,236
     Accrued liabilities                                                                  646,251             942,188
                                                                                  ---------------     ---------------
         Total current liabilities                                                        664,223           1,240,424

Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred
         Stock; no shares issued and outstanding                                                -                   -
     Common stock, $.001 par value, 50,000,000 shares authorized;
         10,834,012 and 10,734,012 shares issued at June 30, 2001
         and December 31, 2000, respectively                                               10,834              10,734
     Additional paid-in capital                                                        73,622,076          72,737,739
     Treasury stock, at cost (633,816 shares held at June 30, 2001
         and December 31, 2000)                                                        (2,279,238)         (2,279,238)
     Accumulated deficit                                                              (67,227,176)        (64,850,421)
                                                                                  ----------------    ---------------
         Total stockholders' equity                                                     4,126,496           5,618,814
                                                                                  ----------------    ---------------

         Total liabilities and stockholders' equity                               $     4,790,719     $     6,859,238
                                                                                  ===============     ===============

                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                     -----------------------------       ------------------------------
                                                         2001             2000                2001            2000
                                                     ------------    -------------       ------------    --------------
Revenues:
   Net sales                                         $    10,065     $    85,156         $    36,079     $   185,284
   Interest income                                        43,882          38,019             104,706          68,908
   Grant income                                           49,540         136,261              95,292         209,472
   Other                                                  50,313          23,492             100,517         169,806
                                                     -----------     -----------         -----------     -----------
                                                         153,800         282,928             336,594         633,470

Expenses:
   Cost of sales                                           6,603          44,281              19,211          96,701
   Research and development                              488,052         553,844             936,725       1,228,418
   Selling, general and administrative                   878,668         446,919           1,757,413       1,010,371
                                                     -----------     -----------         -----------     -----------
                                                       1,373,323       1,045,044           2,713,349       2,335,490
                                                     -----------     -----------         -----------     -----------

Loss from continuing operations                       (1,219,523)       (762,116)         (2,376,755)     (1,702,020)

Income from discontinued operations                            -         759,514                   -         799,328
                                                     -----------     -----------         -----------     -----------

Net loss                                             $(1,219,523)    $    (2,602)        $(2,376,755)    $  (902,692)
                                                     ===========     ===========         ===========     ===========

Basic and diluted income (loss) per common share:
   Continuing operations                             $     (0.12)    $     (0.08)        $     (0.23)    $     (0.19)
   Discontinued operations                                     -            0.08                   -            0.09
                                                     -----------     -----------         -----------     -----------
   Net loss                                          $     (0.12)    $     (0.00)        $     (0.23)    $     (0.10)
                                                     ===========     ===========         ===========     ===========

Basic and diluted
weighted average shares outstanding                   10,198,136       9,580,050          10,167,461       8,825,107

                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Month Period Ended June 30,
                                                                 ----------------------------------
                                                                      2001                2000
                                                                 -------------       --------------
Cash flows from operating activities:
   Net loss                                                      $ (2,376,755)       $    (902,692)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                   293,125              117,365
      Gain on sale of Titermax                                              -             (679,784)
      Stock option and warrant expense                                791,469              217,875
      Net change in assets and liabilities                           (516,741)          (1,078,030)
                                                                 ------------        -------------
         Total adjustments                                            567,853           (1,422,574)
                                                                 ------------        -------------
      Net cash used by operating activities                        (1,808,902)          (2,325,266)


Cash flows from investing activities:
   Capital expenditures, net                                                -                 (664)
   Net proceeds from sale of Titermax                                       -              100,000
                                                                 ------------        -------------
      Net cash provided by investing activities                             -               99,336

Cash flows from financing activities:
   Net proceeds from issuance of common stock                          92,968            1,768,234
   Retirement of debt                                                       -             (200,000)
                                                                 ------------        -------------
      Net cash provided by financing activities                        92,968            1,568,234
                                                                 ------------        -------------

Net decrease in cash and cash equivalents                          (1,715,934)            (657,696)

Cash and cash equivalents at beginning of period                    3,779,376            3,031,893
                                                                 ------------        -------------

Cash and cash equivalents at end of period                       $  2,063,442        $   2,374,197
                                                                 ============        =============

                            See accompanying notes.

                                CYTRX CORPORATION
                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  June 30, 2001
                                  -------------
                                   (Unaudited)
                                   -----------


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

         The accompanying condensed consolidated financial statements at June 30, 2001 and for the three month and six month periods ended June 30, 2001 and 2000 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 2000.

2.       Agreement with Cappello Capital Corp.

    Effective January 1, 2001, the Company executed an agreement with Cappello Capital Corp. ("Cappello") for general corporate financial advisory services. In connection with this agreement, the Company issued to Cappello warrants to purchase up to 1.4 million shares of its common stock with an exercise price of $1.00 per share. During the first and second quarters of 2001, the Company recognized non-cash charges of $456,000 and $234,000, respectively, associated with the issuance and vesting of these warrants.

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

4.       Segment Reporting

                                                         Continuing Operations
                                         ------------------------------------------------------
                                                                                   Total
                                            Recruiting          Product          Continuing       Discontinued
  (in thousands)                             Services         Development        Operations        Operations
  -------------------------------------- ----------------- ------------------ ----------------- -----------------
  Three Months Ended June 30, 2001:
  Sales to external customers               $     10         $        -         $       10        $        -
  Intersegment sales                               -                  -                  -                 -
  Segment profit (loss)                           (5)            (1,215)            (1,220)                -
  Total assets                                     -              4,791              4,791                 -
  Three Months Ended June 30, 2000:
  Sales to external customers               $     85         $        -         $       85        $      106
  Intersegment sales                               -                  -                  -                 -
  Segment profit (loss)                           36               (798)              (762)              760
  Total assets                                     -              5,992              5,992                 -

  Six Months Ended June 30, 2001:
  Sales to external customers                     36                  -                 36                 -
  Intersegment sales                               -                  -                  -                 -
  Segment profit (loss)                            2             (2,379)            (2,377)                -
  Total assets                                     -              4,791              4,791                 -
  Six Months Ended June 30, 2000:
  Sales to external customers                    185                  -                185               170
  Intersegment sales                               -                  -                  -                 -
  Segment profit (loss)                           79             (1,781)            (1,702)              799
  Total assets                                     -              5,992              5,992                 -

Item 2. --   Management's Discussion and Analysis of Financial Condition And
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

     This discussion includes "forward looking" statements that reflect our current views with respect to future events and financial performance. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under "Risk Factors" set forth in Exhibit
99.1 to our Annual Report on Form 10-K, and should not unduly rely on these forward looking statements. We undertake no duty to update the information in this discussion if any forward looking statement later turns out to be inaccurate.

Liquidity and Capital Resources

         At June 30, 2001 we had cash and cash equivalents of $2.1 million and net assets of $4.1 million, compared to $3.8 million and $5.6 million, respectively, at December 31, 2000. Working capital totaled $1.5 million at June 30, 2001, compared to $2.6 million at December 31, 2000.

         In April 2000, we entered into a private equity line of credit agreement (the "ELC Agreement") whereby we have the right to "put" shares of our common stock to an investor from time to time to raise up to $5,000,000, subject to the conditions and restrictions included in the ELC Agreement. To date, we have not exercised our right to sell shares under this agreement. Our ability to raise significant funds through this mechanism is subject to a number of risks and uncertainties, including stock market conditions and our ability to maintain an effective registration of the related shares with the Securities and Exchange Commission.

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

     We believe that we will have adequate working capital to allow us to operate through the first quarter of 2002, but that additional funds will be needed to significantly advance any of our technologies under development. We are continuing to seek corporate partnerships for FLOCOR, and are also seeking government support for additional clinical studies. We are also focusing attention on obtaining additional licenses for our TranzFect technology. Some of our additional capital requirements may be provided by the ELC Agreement and by potential milestone payments pursuant to the Merck License, but we also intend to pursue other sources of equity capital. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern with the current portfolio of technologies under development. Both our technology licensing efforts and our fund-raising activities are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs.

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

Results of Operations

         We recorded net losses of $1,220,000 and $2,377,000 for the three month and six month periods ended June 30, 2001 as compared to $3,000 and $903,000 for the same periods in 2000. Loss from continuing operations was $1,220,000 and $2,377,000 for the three month and six month periods ended June 30, 2001 as compared to $762,000 and $1,702,000 in 2000.

         Net sales from continuing operations, which consist of service revenues from Spectrum Recruitment Research, were $10,000 and $36,000 during the three month and six month periods ended June 30, 2001 as compared to $85,000 and $185,000 in 2000. Cost of sales were $7,000 and $19,000 for the three month and six month periods ended June 30, 2001 as compared to $44,000 and $97,000 in 2000. Spectrum's revenues are derived from selling its consulting services to third party companies seeking to recruit new personnel. The decline in revenues during 2001 is reflective of the general slowdown affecting the economy as a whole. However, because Spectrum utilizes the services of external consultants to fulfill its clients' needs, it can retract or expand its operations easily. Spectrum's activities are ancillary to the Company's operational focus and the Company is not dependent on the cash flow it generates.

         Interest income was $44,000 and $105,000 during the three month and six month periods ended June 30, 2001, as compared to $38,000 and $69,000 in 2000. The variance between years generally corresponds to fluctuating cash and investment balances.

         Grant income was $50,000 and $95,000 during the three month and six month periods ended June 30, 2001, as compared to $136,000 and $209,000 in 2000. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized.

         Other income was $50,000 and $101,000 during the three month and six month periods ended June 30, 2001 as compared to $23,000 and $170,000 in 2000. Other income for 2001 primarily consists of sublease revenues. For the six month period ended June 30, 2000, other income includes $125,000 in fees paid by a third party during the first quarter of 2000 pursuant to an Evaluation Agreement for the Company's gene delivery technology.

         Research and development expenditures were $488,000 and $937,000 during the three month and six month periods ended June 30, 2001, as compared to $554,000 and $1,228,000 in 2000. Research and development expenditures for all periods primarily relate to the Company's development activities for CRL-5861 (FLOCOR). A Phase III clinical trial of CRL-5861 for treatment of acute sickle cell crisis was completed in December 1999. Expenditures during 2000 are higher than in 2001 due to costs incurred related to analysis of the Phase III results and consultation with the Company's scientific and regulatory advisors. The Company's activities with regard to CRL-5861 during 2001 have focused on preparation for the next Phase III clinical trial, including preparations for government grant applications, as well as the initiation of preclinical studies for the treatment of spinal cord injury and cancer.

         Selling, general and administrative expenditures were $879,000 and $1,757,000 during the three and six month periods ended June 30, 2001, as compared to $447,000 and $1,010,000 in 2000. During each of the periods, certain vesting criteria of employee and consultant options and warrants were achieved, resulting in aggregate non-cash charges of $312,000 and $791,000, during the three and six month periods ended June 30, 2001 and $62,000 and $218,000 during the same periods in 2000. Excluding these charges, selling, general and administrative expenditures were $567,000 and $966,000 during the 2001 periods and $385,000 and $792,000 during the 2000 periods. The overall increase during 2001 is primarily due to higher depreciation and amortization charges, as well as increased spending on investor relations programs.

         Net income from discontinued operations, net of minority interest, was $-0- during the three and six month periods ended June 30, 2001, as compared to $760,000 and $799,000 in 2000. Income from discontinued operations relates to the Company's TiterMax research adjuvant product line, which we sold in June 2000, and includes a gain of $680,000 recorded in the second quarter of 2000.

Item 3. --    Quantitative and Qualitative Disclosures About Market Risk
              ----------------------------------------------------------

         There have been no changes in our assessment of market risk from that disclosed in our Form 10-K for the year ended December 31, 2000.



                          PART II-- OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         At our Annual Meeting of Stockholders held on June 7, 2001, the following individual was elected as a Class I member of CytRx's Board of
Directors:
                                       Votes For            Votes Withheld
                                       ---------            --------------
         Jack J. Luchese               7,857,868                254,306

The following individuals' term of office as a director continued after the Annual Meeting.

         Alexander L. Cappello                       Max Link
         Raymond C. Carnahan, Jr.                    Herbert H. McDade

The following proposals were submitted to our stockholders for approval:

                                                                                      Votes Abstained/
                                                          Votes For   Votes Against      Not Voted
                                                          ---------   -------------      ---------
Proposal 2
----------
Approval of the Company's 2000
Long-Term Incentive Plan                                  2,606,253       430,546         36,840

Proposal 3
----------
Ratification of appointment of Ernst & Young
LLP as independent auditors for the fiscal year
ending December 31, 2001.                                 7,967,610       124,088         20,476

The nominee for director was elected. Proposals 2 and 3 received more than the number of votes required for their approval, and were adopted.

Item 6. --    Exhibits and Reports on Form 8-K
              --------------------------------

(a)      Exhibits -- None

(b)      Reports on Form 8-K -- None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CYTRX CORPORATION
                                              (Registrant)


Date:    August 9, 2001                   By: /s/ Mark W. Reynolds
         --------------                     ------------------------------
                                               Mark W. Reynolds
                                               Vice President, Finance
                                               (Chief Accounting Officer
                                               and a duly authorized officer)