Form 10-Q
period 2001-09-30
CYTRX CORP
filed 2001-11-14
CIK 799698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001
                                    ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 14, 2001: 10,825,196.

                               CYTRX CORPORATION
                               -----------------

                                   Form 10-Q
                                   ---------



                               Table of Contents
                               -----------------

                                                                                                    Page
                                                                                                    ----
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of
              September 30, 2001 (unaudited) and December 31, 2000                                     3

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month and Nine Month Periods Ended September 30, 2001 and 2000                     4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
              Nine Month Periods Ended September 30, 2001 and 2000                                     5

              Notes to Condensed Consolidated Financial Statements                                     6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                8

   Item 3     Quantitative and Qualitative Disclosures About Market Risk                              11

PART II.      OTHER INFORMATION

   Item 6     Exhibits and Reports on Form 8-K                                                        11

SIGNATURES                                                                                            12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                               CYTRX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,       December 31,
                                                                                       2001                2000
                                                                                 ------------------  -----------------
ASSETS                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $      1,877,109    $      3,779,376
     Receivables                                                                           30,496              54,160
     Other current assets                                                                  49,452              34,171
                                                                                 ------------------  -----------------
         Total current assets                                                           1,957,057           3,867,707

Property and equipment, net                                                             1,892,290           2,331,977
Note receivable                                                                           516,475             598,576
Other assets                                                                               60,978              60,978
                                                                                 ------------------  -----------------

         Total assets                                                            $      4,426,800    $      6,859,238
                                                                                 ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $        122,364    $        298,236
     Accrued liabilities                                                                  477,223             942,188
                                                                                 ------------------  -----------------
         Total current liabilities                                                        599,587           1,240,424

Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred
         Stock; no shares issued and outstanding                                                -                   -
     Common stock, $.001 par value, 50,000,000 shares authorized;
         11,396,512 and 10,734,012 shares issued at September 30, 2001
         and December 31, 2000, respectively                                               11,396              10,734
     Additional paid-in capital                                                        74,324,436          72,737,739
     Treasury stock, at cost (633,816 shares held at September 30, 2001
         and December 31, 2000)                                                        (2,279,238)         (2,279,238)
     Accumulated deficit                                                              (68,229,381)        (64,850,421)
                                                                                 ------------------  -----------------
         Total stockholders' equity                                                     3,827,213           5,618,814
                                                                                 ------------------  -----------------

         Total liabilities and stockholders' equity                              $      4,426,800    $      6,859,238
                                                                                 ==================  =================

                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                     ------------------------------------    ------------------------------------
                                                          2001                2000                2001                2000
                                                     ----------------    ----------------    ----------------    ----------------
Revenues:
     Net sales                                       $       28,140      $      168,086      $       64,219      $      353,370
     Interest income                                         31,598              47,993             136,304             116,901
     Grant income                                            46,584             107,269             141,876             316,741
     Other                                                   57,818              80,594             158,335             250,400
                                                     ----------------    ----------------    ----------------    ----------------
                                                            164,140             403,942             500,734           1,037,412

Expenses:
     Cost of sales                                           20,761              82,035              39,972             178,736
     Research and development                               384,084             387,516           1,320,809           1,615,934
     Selling, general and administrative                    761,500             540,583           2,518,913           1,550,954
                                                     ----------------    ----------------    ----------------    ----------------
                                                          1,166,345           1,010,134           3,879,694           3,345,624
                                                     ----------------    ----------------    ----------------    ----------------

Loss from continuing operations                          (1,002,205)           (606,192)         (3,378,960)         (2,308,212)

Income from discontinued operations                               -                   -                   -             799,328
                                                     ----------------    ----------------    ----------------    ----------------

Net loss                                             $   (1,002,205)     $     (606,192)     $   (3,378,960)     $   (1,508,884)
                                                     ================    ================    ================    ================

Basic and diluted income (loss) per common share:
     Continuing operations                           $        (0.10)     $        (0.06)     $        (0.33)     $        (0.25)
     Discontinued operations                                      -                   -                   -                0.09
                                                     ----------------    ----------------    ----------------    ----------------
     Net loss                                        $        (0.10)     $        (0.06)     $        (0.33)     $        (0.16)
                                                     ================    ================    ================    ================

Basic and diluted
weighted average shares outstanding                      10,272,343           9,937,838          10,202,806           9,198,725

                            See accompanying notes.

                               CYTRX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Month Period Ended September 30,
                                                                             ---------------------------------------------
                                                                                    2001                     2000
                                                                             --------------------     --------------------
Cash flows from operating activities:
       Net loss                                                              $       (3,378,960)      $       (1,508,884)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                                               439,687                  153,241
            Gain on sale of Titermax                                                          -                 (679,784)
            Stock option and warrant expense                                          1,183,891                  217,875
            Net change in assets and liabilities                                       (550,353)              (1,190,777)
                                                                             --------------------     --------------------
                 Total adjustments                                                    1,073,225               (1,499,445)
                                                                             --------------------     --------------------
            Net cash used by operating activities                                    (2,305,735)              (3,008,329)

Cash flows from investing activities:
       Capital expenditures/retirements, net                                                  -                   63,442
       Net proceeds from sale of Titermax                                                     -                  100,000
                                                                             --------------------     --------------------
            Net cash provided by investing activities                                         -                  163,442

Cash flows from financing activities:
       Net proceeds from issuance of common stock                                       403,468                2,185,793
       Retirement of debt                                                                     -                 (200,000)
                                                                             --------------------     --------------------
            Net cash provided by financing activities                                   403,468                1,985,793
                                                                             --------------------     --------------------

Net decrease in cash and cash equivalents                                            (1,902,267)                (859,094)

Cash and cash equivalents at beginning of period                                      3,779,376                3,031,893
                                                                             --------------------     --------------------

Cash and cash equivalents at end of period                                   $        1,877,109       $        2,172,799
                                                                             ====================     ====================

                            See accompanying notes.

                               CYTRX CORPORATION
                               -----------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 30, 2001
                              ------------------
                                  (Unaudited)
                                  -----------

1.   Description of Company and Basis of Presentation

     CytRx Corporation ("CytRx" or "the Company") is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics. The Company's current research and development activities include CRL-5861, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines and therapeutics. CytRx also has a research pipeline with opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery, gene therapy and food animal feed additives.

     The accompanying condensed consolidated financial statements at September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K for the year ended December 31, 2000.

2.   Agreement with Cappello Capital Corp.

     Effective January 1, 2001, the Company executed an agreement with Cappello Capital Corp. ("Cappello") for general corporate financial advisory services. In connection with this agreement, the Company issued to Cappello warrants to purchase up to 1.4 million shares of its common stock with an exercise price of $1.00 per share. During the three month and nine month periods ended September 30, 2001, the Company recognized non-cash charges of $234,000 and $924,000, respectively, associated with the issuance and vesting of these warrants.

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

4.   Segment Reporting

                                                      Continuing Operations
                                       ------------------------------------------------------
                                                                                 Total
                                          Recruiting          Product          Continuing       Discontinued
(in thousands)                             Services         Development        Operations        Operations
--------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001:
    Sales to external customers           $     28         $        -          $      28       $         -
    Intersegment sales                           -                  -                  -                 -
    Segment profit (loss)                        -             (1,002)            (1,002)                -
    Total assets                                 -              4,427              4,427                 -
Three Months Ended September 30, 2000
    Sales to external customers                168                  -                168                 -
    Intersegment sales                           -                  -                  -                 -
    Segment profit (loss)                       69               (675)              (606)                -
    Total assets                                 -              5,507              5,507                 -

Nine Months Ended September 30, 2001:
    Sales to external customers                 64                  -                 64                 -
    Intersegment sales                           -                  -                  -                 -
    Segment profit (loss)                        2             (3,381)            (3,379)                -
    Total assets                                 -              4,427              4,427                 -
Nine Months Ended September 30, 2000:
    Sales to external customers                353                  -                353               170
    Intersegment sales                           -                  -                  -                 -
    Segment profit (loss)                      148             (2,456)            (2,308)              799
    Total assets                                 -              5,507              5,507                 -

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

Liquidity and Capital Resources

     At September 30, 2001 we had cash and cash equivalents of $1.9 million and net assets of $3.8 million, compared to $3.8 million and $5.6 million, respectively, at December 31, 2000. Working capital totaled $1.4 million at September 30, 2001, compared to $2.6 million at December 31, 2000.

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

     We believe that we will have adequate working capital to allow us to operate through the first half of 2002, but that additional funds will be needed to significantly advance any of our technologies under development. We are continuing to seek additional corporate partnerships for TranzFect, and are also seeking government support for additional clinical studies of CRL-5861 (FLOCOR) in sickle cell disease. Some of our additional capital requirements may be provided by the ELC Agreement and by potential milestone payments pursuant to the Merck License, but we are also pursuing other sources of equity capital. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern with the current portfolio of technologies under development. These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs. In order to fund our operations we are considering all available options, including the possible sale of the Company to, or merger with, another organization.

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

Results of Operations

     We recorded net losses of $1,002,000 and $3,379,000 for the three month and nine month periods ended September 30, 2001 as compared to $606,000 and $1,509,000 for the same periods in 2000. Loss from continuing operations was $1,002,000 and $3,379,000 for the three month and nine month periods ended September 30, 2001 as compared to $606,000 and $2,308,000 in 2000.

     Net sales from continuing operations, which consist of service revenues from Spectrum Recruitment Research, were $28,000 and $64,000 during the three month and nine month periods ended September 30, 2001 as compared to $168,000 and $353,000 in 2000. Cost of sales were $21,000 and $40,000 for the three month and nine month periods ended Sepember 30, 2001 as compared to $82,000 and $179,000 in 2000. Spectrum's revenues are derived from selling its consulting services to third party companies seeking to recruit new personnel. The decline in revenues during 2001 is reflective of the general slowdown affecting the economy as a whole. However, because Spectrum utilizes the services of external consultants to fulfill its clients' needs, it can retract or expand its operations easily. Spectrum's activities are ancillary to the Company's operational focus and the Company is not dependent on the cash flow it generates.

     Interest income was $32,000 and $136,000 during the three month and nine month periods ended September 30, 2001, as compared to $48,000 and $117,000 in 2000. The variance between years generally corresponds to fluctuating cash and investment balances.

     Grant income was $47,000 and $142,000 during the three month and nine month periods ended September 30, 2001, as compared to $107,000 and $317,000 in 2000. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized.

     Other income was $58,000 and $158,000 during the three month and nine month periods ended September 30, 2001 as compared to $81,000 and $250,000 in 2000. Other income for 2001 primarily consists of sublease revenues. For the nine month period ended September 30, 2000, other income includes $125,000 in fees paid by a third party during the first quarter of 2000 pursuant to an Evaluation Agreement for the Company's gene delivery technology.

     Research and development expenditures were $384,000 and $1,321,000 during the three month and nine month periods ended September 30, 2001, as compared to $388,000 and $1,616,000 in 2000. Research and development expenditures for all periods primarily relate to the Company's development activities for CRL-5861 (FLOCOR). A Phase III clinical trial of CRL-5861 for treatment of acute sickle cell crisis was completed in December 1999. Expenditures during 2000 are higher than in 2001 due to costs incurred related to the wrap-up and analysis of the Phase III results and consultation with the Company's scientific and regulatory advisors. The Company's activities with regard to CRL-5861 during 2001 have focused primarily on preparation for the next Phase III clinical trial, including preparations for government grant applications, as well as the initiation of preclinical studies for the treatment of spinal cord injury and cancer.

     Selling, general and administrative expenditures were $762,000 and $2,519,000 during the three and nine month periods ended September 30, 2001, as compared to $541,000 and $1,551,000 in 2000. During each of the periods, the vesting criteria of employee and consultant stock options and warrants were achieved, resulting in aggregate non-cash charges of $392,000 and $1,184,000, during the three and nine month periods ended September 30, 2001 and $-0- and $218,000 during the same periods in 2000. Excluding these charges, selling, general and administrative expenditures were $370,000 and $1,335,000 during the 2001 periods and $541,000 and $1,333,000 during the 2000 periods.

     Income from discontinued operations of $799,000 reported during the nine month period ended September 30, 2000 relates to the Company's TiterMax research adjuvant product line, which we sold in June 2000, and includes a gain of $680,000.

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



                                             CYTRX CORPORATION
                                             (Registrant)


Date: November 14, 2001                  By: /s/ Mark W. Reynolds
      -----------------                     ------------------------------
                                             Mark W. Reynolds
                                             Vice President, Finance
                                             (Chief Accounting Officer
                                             and a duly authorized officer)