Form 10-K405
period 2001-12-31
CYTRX CORP
filed 2002-04-01
CIK 799698

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     For the fiscal year ended December 31, 2001
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 0-15327

                               -----------------

                               CYTRX CORPORATION
            (Exact name of Registrant as specified in its charter)

                      Delaware                 58-1642740
                   (State or other               (I.R.S.
                   jurisdiction of       Employer Identification
                  incorporation or                No.)
                    organization)

               154 Technology Parkway
                      Suite 200
               Norcross, Georgia 30092            30092
                (Address of principal          (Zip Code)
                 executive offices)

      Registrant's telephone number, including area code: (770) 368-9500

                               -----------------

          Securities registered pursuant to Section l2(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

                               -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on March 26, 2002 was approximately $9.3 million. On March 26, 2002, there were 11,564,779 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CytRx Corporation Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

================================================================================

                       "SAFE HABOR" STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute "forward looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the "SEC") in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E or the Securities Exchange Act of 1934, as amended. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the "Annual Report"), as well as those made in other filings with the SEC.

Forward looking statements can be identified by our use of forward looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements, and we have described many such items under "Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

                                    PART I

Item 1.  Business

General

We are a Delaware corporation, which was incorporated in 1985, and are engaged in the development and commercialization of pharmaceutical products. Our current research and development activities include FLOCOR, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines. We also have a research pipeline with opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery and gene therapy. See "Product Development" below.

Certain financial information concerning the industry segments in which the Company operates can be found in Note 14 to the Company's Consolidated Financial Statements.

Recent Developments

On February 11, 2002 the Company entered into an Agreement and Plan of Merger whereby CytRx will acquire Global Genomics Capital, Inc. ("GGC"), a privately held genomics holding company, pursuant to the merger of GGC Merger Corporation, a wholly-owned subsidiary of CytRx, with and into GGC. GGC will continue as a wholly-owned subsidiary of CytRx after the merger. The terms of the merger provide for CytRx to acquire all outstanding shares and rights to acquire capital stock of GGC in return for the issuance or reservation for issuance of a maximum of 9,962,881 shares of CytRx Common Stock. The closing of the transaction is anticipated in the second quarter of 2002, and is contingent upon approval by the shareholders of each company and other customary closing conditions. Subject to shareholder approval, CytRx will change its name to Global Genomics, Inc. upon completion of the merger.

In February 2002, the Company terminated the operations of its Spectrum Recruitment Research recruiting services segment and assigned the rights to use the Spectrum tradenames to a consulting firm comprised of former Cytrx employees. See Note 16 to the Company's Consolidated Financial Statements.

Product Development

Therapeutic Copolymer Programs

General. Our primary focus is on CRL-5861 (purified poloxamer 188), a novel, intra-vascular agent with pharmacological properties that can be characterized as rheologic, cytoprotective and anti-adhesive/anti-thrombotic. CRL-5861 is an intravenous solution that has the unique property of improving micro-vascular blood flow. Extensive preclinical and clinical studies suggest CRL-5861 may be of significant benefit in acute ischemic vascular disorders such as stroke, heart attack, and vaso-occlusive crisis of sickle cell disease. CRL-5861 may also provide benefit in cancer when used in combination with radiation or cytotoxic drugs. Through its effect on increasing blood flow, CRL-5861 is thought to (1) increase delivery of cytotoxic drugs to ischemic portions of tumors, and (2) increase oxygen delivery, thus increasing the sensitivity of tumor cells to drug and radiation therapy.

The safety profile of CRL-5861 is well established. It has been investigated in over 17 clinical studies representing administration to approximately 4,000 patients and healthy volunteers.

Sickle Cell Disease. We believe CRL-5861 has significant potential in treating a variety of vascular-occlusive diseases, including sickle cell disease, spinal cord compression injury, muscular dystrophy and delivery of anti-cancer agents. For purposes of our sickle cell disease development program, we refer to CRL-5861 as "FLOCOR".

Sickle cell disease is a devastating disorder originating from an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells. Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim's hemoglobin becomes rigid causing red blood cells to become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name. Estimates place the number of persons suffering from sickle cell anemia in the U.S. at about 72,000, or roughly one in 400 African-Americans. It is also estimated that complications from sickle cell disease result in healthcare expenditures of $1.0 to $1.5 billion annually in the U.S.

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

On December 21, 1999, we reported results from a Phase III clinical study of FLOCOR for treatment of acute sickle cell crisis. Although the study did not demonstrate statistical significance in the primary endpoint, statistically significant and clinically important benefits associated with FLOCOR were observed in certain subgroups. In addition, among the entire patient population, treatment with FLOCOR resulted in a statistically significant increase in the percentage of patients achieving resolution of their crisis. The Phase III study also demonstrated that FLOCOR is well tolerated. Based on the encouraging efficacy results and a good safety profile, our independent Data and Safety Monitoring Board (DSMB) and other thought leaders in the area of sickle cell disease recommended that we continue with clinical development of FLOCOR in sickle cell disease. We presented the results of the Phase III trial at the 24th Annual Meeting of the National Sickle Cell Disease Program in Philadelphia on April 12, 2000, and published the results in the Journal of the American Medical Association (2001, vol. 286).

Based on our conversations with the United States Food and Drug Administration
(FDA), it is likely that either two small additional pivotal trials or one large trial will be required for FLOCOR's approval, along with one to two additional safety studies. We have collaborated with a consortium of pediatric hematology centers, led by Johns Hopkins University School of Medicine, to design a follow-up Phase III trial to further investigate FLOCOR in children with sickle cell crisis. Johns Hopkins University School of Medicine, in cooperation with the Maryland Medical Research Institute, has submitted grant applications to the National Heart, Lung and Blood Institute of the National Institutes of Health for financial support of the trial. We believe there is a reasonable possibility of obtaining government funding to support one or more of the remaining trials, which will minimize, but not eliminate our expenditures. If we are successful, we would anticipate earliest funding approval in the third quarter of 2002. The additional studies would take approximately three years to complete following patient enrollment, which might begin in the first quarter of 2003.

FLOCOR has been granted "Orphan Drug" designation by the FDA for the treatment of sickle cell crisis. The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (for example diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States where the sponsor does not reasonably anticipate that its product will become profitable). As a result of the designation of FLOCOR as an Orphan Drug, if we are the first manufacturer to obtain FDA approval to market FLOCOR for treatment of sickle cell crisis, we will obtain a seven-year period of marketing exclusivity beginning from the date of FLOCOR's approval. During this period, the FDA may not approve the same drug for the same use from another sponsor.

Cancer--Cancer is the second leading cause of death in the United States. Chemotherapy and/or radiation treatments have highly variable results and improvements to these standard regimens are drastically needed.

CRL-5861 possesses properties that appear to increase blood flow to poorly perfused areas of tumors, thus allowing chemotherapeutic agents to treat such areas more effectively. By increasing blood flow, the tumors become more active and sensitive to chemotherapy or radiation. Early preclinical studies have shown promising results of CRL-5861's activity.

Muscular Dystrophy--Duchenne muscular dystrophy (DMD) is an inherited disorder caused by an abnormal gene for a muscle protein known as dystrophin. Muscles deficient in dystrophin break down under normal muscular activity and the disease results in progressive muscle wasting, paralysis, and death often by age 20. There is no treatment that is effective in preventing the progressive muscle destruction of this devastating disorder. Several years ago, we began collaborating with researchers at the University of Cincinnati Medical Center to study CRL-5861 in the treatment of Muscular Dystrophy. Recently, the collaboration was awarded a research grant from the Muscular Dystrophy Association for further studies in animal models. If these laboratory studies suggest CRL-5861 can protect dystrophin deficient mice, it may work similarly in humans with DMD.

Spinal Cord Injury--Traumatic spinal cord damage is one of the most devastating injuries imaginable, and unfortunately occurs primarily in young people, often resulting in complete paralysis. Researchers believe that a significant portion of spinal cord damage results from a secondary progression of damage after the initial injury. This secondary injury results from membrane injury to nerve cells, causing them to lose function over time.

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

Vaccine Enhancement and Gene Therapy

DNA Vaccines & Gene Therapy--Gene therapy and/or gene based vaccines are mediated through the delivery of DNA containing selected genes into cells by a process known as transfection. We refer to our gene delivery technology as TranzFect. A common class of materials used to enhance the transfection process are known as cationic lipids. This type of lipid can associate with and alter the integrity of a cell membrane, thus increasing the uptake of the complexed DNA. Unfortunately, cationic lipids are toxic to cells and are readily metabolized. Thus the effect of these agents in transfection protocols is not readily reproducible when used in vivo.

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

A large majority of CytRx's revenus over the past two years has been generated from license fees paid to CytRx with respect to its TranzFect technology.

Merck License--In November 2000, we entered into an exclusive, worldwide license agreement with Merck & Co., Inc. whereby we granted Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV.

In November 2000 Merck paid us a signature payment of $2 million and in February 2002, Merck paid us an additional $1 million milestone fee related to the commencement by Merck of the first FDA Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV. Merck will also pay us up to $3 million in $1 million increments within 30 days of the occurrence of each of the following: (1) the commencement by Merck of the earlier of the first FDA Phase IIb Study or Phase III Study for such HIV product; (2) the filing by Merck of the first U.S. Public Health Service Act Product License Application in one of the countries mentioned below for such HIV product; and (3) notification from a regulatory authority in the United States, Canada, France, Germany, Italy, Spain, the United Kingdom, or Japan that all approvals for the marketing of such HIV product, including pricing approvals, have been granted. Merck will also pay us an annual fee of $50,000 the first year, $75,000 the second year, and $100,000 the third year and each additional year thereafter until Merck receives notification from a regulatory authority as mentioned above.

For the products incorporating TranzFect targeting the other diseases, Merck will pay us milestone payments of up to $2,850,000 in the following increments:
(1) $100,000 for the commencement by Merck of the first FDA Phase I Study; (2) $250,000 for the commencement by Merck of the earlier of the first FDA Phase IIb Study or Phase III Study; (3) $500,000 for the filing by Merck of the first U.S. Public Health Service Act Product License Application in one of the countries mentioned below; and (4) $2 million for notification from a regulatory authority in the United States, Canada, France, Germany, Italy, Spain, the United Kingdom, or Japan that all approvals for the marketing of such product, including pricing approvals, have been granted.

Merck also will pay to us royalties of between 2% and 4%, on a country-by-country basis, based on net sales. Merck will pay an additional 1% royalty on net sales if certain conditions are met regarding patent protection and Merck's competitive position. The royalty payments are subject to certain reductions.

This agreement remains effective unless terminated according to its terms by either party or until the expiration of all royalty obligations thereunder. Merck may terminate this agreement at any time in its sole discretion by giving 90 days written notice. Upon termination by Merck, the rights and obligations under the agreement, including any licenses and payment obligations not yet due, also terminate. The agreement may also be terminated for cause by either party. All amounts paid to us are non-refundable and require no additional efforts on our part.

Restrictions in the Merck license prevent us from disclosing certain of its terms, including some of the specific disease targets covered. We have applied with the SEC for and have received confidential treatment for certain portions of the agreement, which have been omitted from the exhibit filed with the SEC.

Vical License--On December 7, 2001, CytRx entered into a license agreement with Vical Incorporated granting Vical exclusive, worldwide rights to use or sublicense CytRx's TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides (such as DNA and RNA) in all preventive and therapeutic human and animal health applications, except for (1) four infectious disease vaccine targets previously licensed by CytRx to Merck, and
(2) DNA vaccines or therapeutics based on prostate-specific membrane antigen
(PSMA). In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides.

Under the Vical license, CytRx received an up-front payment of $3,750,000 and has the potential to receive milestone and royalty payments in the future based on criteria described in the agreement. All amounts paid to us are non-refundable upon termination and require no additional effort on our part. Restrictions in the Vical license prevent us from disclosing certain of its terms, including some of the specific terms of the potential milestone and royalty payments. We have applied with the SEC for confidential treatment for certain portions of the agreement that we have omitted from the exhibit filed with the SEC.

Conventional Vaccines--As part of our TranzFect program, we have developed a library of compounds, many of which have been shown to enhance the activity of conventional vaccines. We refer to this program as Optivax. Other companies are currently evaluating the Optivax compounds for possible license.

Other Product Development Efforts

Food Animal Growth Promotant--The United States Food and Drug Administration has expressed a growing concern about the use of low level antibiotics in animal feed and the possibility of resultant antibiotic resistance in human pathogens. Pending regulations at the FDA could suspend farmers' use of any antibiotics found to promote the spread of resistant human pathogens. In experimental studies, our compound, CRL-8761, has been shown to have a consistent effect to improve the rate of weight gain and feed efficiency in well-controlled studies in poultry and swine. CRL-8761 consistently provides the same growth performance benefits as antibiotics but, since it has no antibiotic activity, it is free from human health concerns over the use of antibiotics.

In February 2001, we entered into a license agreement with Ivy Animal Health, Inc. under which we granted Ivy a worldwide exclusive license to CRL-8761. As part of the license, we received a nominal upfront payment, and will receive a milestone fee upon regulatory approval in the United States and a future royalty equal to 5% of net sales.

Research and Development Expenditures

Expenditures for research and development activities related to continuing operations were $1.8 million, $2.0 million and $12.8 million during the years ended December 31, 2001, 2000 and 1999, respectively.

Manufacturing

We require three suppliers of materials or services to manufacture CRL-5861;
(i) a supplier of the raw drug substance, (ii) a supplier of the purified drug which is refined from the raw drug substance and (iii) a manufacturer who can formulate and sterile fill the purified drug substance into the finished drug product. The raw drug substance is currently widely available at commercial scales from numerous manufacturers. We have not entered into a formal agreement with any supplier for the raw drug substance because of its wide availability. In August 1999, we entered into a long-term commercial supply contract with Organichem, Corp., located in Rennselaer, New York for production of the purified drug substance. There can be no assurance that our relationship with such supplier will continue or that we will be able to obtain additional purified drug substance if our current supply is inadequate. Such inability to obtain additional purified drug substance in amounts and at prices acceptable to the Company could have a material adverse effect on our business. To meet the need for manufacture of our finished drug product, we have entered into a supply agreement with the Hospital Products Division of Abbott Laboratories. Our inability to maintain such relationship on terms acceptable to us could have a material adverse effect on our business.

If we modify our manufacturing process or change the source or location of product supply, regulatory authorities will require us to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in our clinical trials. Further, any manufacturing facility and the quality control and manufacturing procedures used by us for the commercial supply of a product must comply with applicable Occupational Safety and Health Administration, Environmental Protection Agency, and FDA standards, including Good Manufacturing Practice regulations. See "Government Regulation" below.

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

We believe we have worldwide comprehensive intellectual property covering the use of poloxamers in a number of therapeutic areas. We have patents claiming broad areas of the use of these compounds currently pending or issued in Canada, Japan, South Korea, the European Patent Office and the United States. On November 23, 1999 the U.S. Patent Office issued patent No. 5,990,241 "Polyoxypropylene/Polyoxyethylene Copolymers With Improved Biological Activity" to us. We believe the issue of this patent provides important exclusivity since it contains composition of matter claims for purified poloxamers used in our products and technologies, including purified poloxamer 188, the active ingredient in CRL-5861. This patent will expire in 2017. We also own a comprehensive group of patents that broadly claim the use of poloxamers as vaccine adjuvants that will provide additional coverage for DNA vaccines.

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

Employees

As of December 31, 2001, we had four full-time employees and one part-time employee.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Nasdaq National Market under the symbol CYTR. The following table sets forth the high and low sale prices for our Common Stock for the periods indicated as reported by Nasdaq. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                 High Low
                                                 ---- ---
                       COMMON STOCK:
                        2002
                          January 1 to March 26. 1.00 .56
                        2001
                          Fourth Quarter........  .94 .45
                          Third Quarter......... 1.12 .61
                          Second Quarter........ 1.35 .79
                          First Quarter......... 1.22 .75
                        2000
                          Fourth Quarter........ 1.56 .47
                          Third Quarter......... 1.63 .81
                          Second Quarter........ 2.88 .81
                          First Quarter......... 6.44 .91

On March 26, 2002, the closing price of our Common Stock as reported on The Nasdaq Stock Market, was $0.86 and there were approximately 1,100 holders of record of our Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of our Common Stock for whom shares are held by brokerage firms and other institutions. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                              2001        2000          1999         1998         1997
                                           ----------  -----------  ------------  -----------  -----------
Statement of Operations Data:
Revenues:
 Service revenues......................... $  101,463  $   451,031  $    322,536  $   350,789  $   422,039
 License fees.............................  3,751,000    2,000,000            --           --           --
 Interest and other income................    546,947      876,827     1,068,924    1,762,747    1,381,306
                                           ----------  -----------  ------------  -----------  -----------
Total revenues............................  4,399,410    3,327,858     1,391,460    2,113,536    1,803,345
                                           ==========  ===========  ============  ===========  ===========
Loss from continuing operations...........   (931,341)  (1,147,457)  (15,269,918)  (7,737,296)  (4,618,867)
Income (loss) from discontinued operations         --      799,355       240,627    2,943,937   (1,434,125)
Extraordinary item........................         --           --            --     (325,120)          --
                                           ----------  -----------  ------------  -----------  -----------
Net loss.................................. $ (931,341) $  (348,102) $(15,029,291) $(5,118,479) $(6,052,992)
                                           ==========  ===========  ============  ===========  ===========
Basic and diluted loss per common share:
 Loss from continuing operations.......... $    (0.09) $     (0.12) $      (1.99) $     (1.01) $     (0.62)
 Income (loss) from discontinued
   operations.............................         --         0.08          0.03         0.38        (0.20)
 Extraordinary item.......................         --           --            --        (0.04)          --
                                           ----------  -----------  ------------  -----------  -----------
 Net loss................................. $    (0.09) $     (0.04) $      (1.96) $     (0.67) $     (0.82)
                                           ==========  ===========  ============  ===========  ===========
Balance Sheet Data:
Total assets.............................. $7,610,596  $ 6,859,238  $  6,128,063  $16,641,568  $24,905,995
Long-term debt............................         --           --       650,000           --           --
Other long-term liabilities...............         --           --     1,693,638           --           --
Convertible debentures....................         --           --            --           --    2,000,000
Total stockholders' equity................  6,582,751    5,618,814     1,032,688   14,688,548   19,248,395

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes "forward looking" statements that reflect our current views with respect to future events and financial performance. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under "Risk Factors" set forth below, and should not unduly rely on these forward looking statements. We undertake no duty to update the information in this discussion if any forward looking statement later turns out to be inaccurate.

The following should be read in conjunction with Selected Financial Data and the audited consolidated financial statements of CytRx included in this report.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operation are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, management evaluates its estimates, including those related to revenue recognition, bad debts, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to the financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Service revenues are recognized at the time services are rendered. CytRx does not require collateral or other securities for sales made on credit. Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred. The costs incurred under such arrangements are recorded as research and development expense and approximated the revenues reported in the accompanying statements of operations. Non-refundable license fee revenue is recognized upon receipt when no continuing involvement of CytRx is required and payment of the license fee represents the culmination of the earnings process. Non-refundable license fees received subject to future performance by CytRx or that are credited against future payments due to CytRx are deferred until services are performed, future payments are received or termination of the agreement, whichever is earlier.

Stock-based Compensation

CytRx grants stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. CytRx accounts for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants and warrants for which the terms are fixed. For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable. At each reporting period end, CytRx must estimate the probability of the criteria specified in the stock based awards being met. Different assumptions in assessing this probability could result in additional compensation expense being recognized. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, CytRx has continued to account for stock-based compensation in accordance with APB 25 (See Note 8 to financial statements). CytRx has also granted stock options and warrants to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are accounted for in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued for Sales of Goods and Services to Other Than Employees, and are valued at the fair market value of the options and warrants granted or the services received, whichever is more reliably measurable. Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier.

Liquidity and Capital Resources

At December 31, 2001, we had cash and cash equivalents of $5.3 million and net assets of $6.6 million, compared to $3.8 million and $5.6 million, respectively, at December 31, 2000. Working capital totaled $4.4 million at December 31, 2001, compared to $2.7 million at December 31, 2000.

On December 7, 2001, CytRx entered into a license agreement with Vical Incorporated granting Vical exclusive, worldwide rights to use or sublicense CytRx's TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides (such as DNA and RNA) in all preventive and therapeutic human and animal health applications, except for (1) four infectious disease vaccine targets previously licensed by CytRx to Merck, and (2) DNA vaccines or therapeutics based on prostate-specific membrane antigen (PSMA). In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. Under the Vical license, CytRx received an up-front payment of $3,750,000 and has the potential to receive milestone and royalty payments in the future based on criteria described in the agreement. Restrictions in the Vical license prevent us from disclosing certain of its terms, including some of the specific terms of the potential milestone and royalty payments. All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

In November 2000, we entered into an exclusive, worldwide license agreement with Merck & Co., Inc. whereby we granted to Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV. For the license to the TranzFect technology to treat the first disease target, Merck has paid us a signature payment of $2 million. In addition, in February 2002, Merck paid us a $1 million milestone fee related to the commencement by Merck of the first U.S. Food and Drug Administration Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV. Merck may pay us additional milestone and product approval payments in the future of up to $3 million as they develop the product. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay a royalty to us of 1% on net sales of products incorporating TranzFect for the first disease target. For each of the licenses to the TranzFect technology to treat the three additional disease targets, Merck will make a series of milestone and product approval payments to us totaling up to $2,850,000 each. If and when sales of products incorporating TranzFect for the three additional disease targets commence, we will receive royalties of between 2 and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay an additional royalty of 1% on net sales of products incorporating TranzFect for these additional disease targets. Merck will also pay an annual fee of between $50,000 and $100,000 until the first product approval for one of the three additional disease targets. Merck may terminate the license at any time, upon 90 days written notice. All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

In April 2000, we entered into a private equity line of credit agreement whereby we have the right to put shares of our common stock to an investor from time to time to raise up to $5,000,000, subject to the conditions and restrictions included in the agreement. Our ability to raise significant funds through this mechanism is subject to a number of risks and uncertainties, including stock market conditions and our ability to obtain and maintain an effective registration of the related shares with the Securities and Exchange Commission. To date, we have not exercised our right to sell shares under this agreement.

We are seeking government support for additional clinical studies of CRL-5861 (FLOCOR) in sickle cell disease. Based on the encouraging results we observed in children in the previous Phase III clinical study of CARL, we have collaborated with a consortium of pediatric hematology centers led by Johns Hopkins University School of Medicine to design a follow-up Phase III trial to further investigate CARL in children with sickle cell crisis. Johns Hopkins University School of Medicine, in cooperation with the Maryland Medical Research Institute, has submitted grant applications to the National Heart, Lung and Blood Institute of the National Institutes of Health (NHLBI) for financial support of the trial. We expect the NHLBI to make funding decisions with regard to these grant applications during the third quarter of 2002. We also continue to engage in discussions with third parties for the possible license of CRL-5861.


On February 11, 2002, we entered into a merger agreement with Global Genomics Capital, Inc. ("GGC") whereby CytRx will acquire GGC, a privately held genomics holding company, through a merger of a wholly owned subsidiary of CytRx into GGC. The closing of the transaction is anticipated in the second quarter of 2002, and is contingent upon approval by the shareholders of each company and other customary closing conditions. If our proposed merger with GGC is completed, we will become obligated under contracts with our Chief Executive Officer and other officers to make cash payments to such officers of up to $1.2 million in the aggregate upon termination of their employment for severance, stay bonuses and other benefits.

We cannot assure our stockholders that the merger with GGC, if it closes, will have a positive impact on CytRx, our financial condition or results of operations, or the trading price of our Common Stock.

We believe that we will have adequate working capital to allow us to operate through early 2003, but that additional funds will be needed to significantly advance any of our technologies under development. Some of our additional capital requirements may be provided by the equity line of credit agreement and by potential milestone payments pursuant to the Merck and Vical licenses, but we will also pursue other sources of equity capital. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern with the current portfolio of technologies under development. These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs.

At December 31, 2001, we had consolidated net operating loss carryforwards for income tax purposes of approximately $54.1 million, which will expire in 2003 through 2020 if not utilized. We also have research and development tax credits and orphan drug tax credits available to reduce income taxes, if any, of approximately $6.7 million, which will expire in 2003 through 2021 if not utilized. Based on an assessment of all available evidence including, but not limited to, our limited operating history and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

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

Results of Operations

We recorded a net loss of $931,000 for the year ended December 31, 2001 as compared to net losses of $348,000 for 2000 and $15,029,000 for 1999. Loss from continuing operations was $931,000, $1,147,000 and $15,270,000 in 2001, 2000
and 1999, respectively.

Since 1996 we have marketed the services of a small group of human resource professionals to third parties under the name of Spectrum Recruitment Research as a way of offsetting our cost of maintaining this function. Service revenues related to Spectrum were $101,000 in 2001, $451,000 in 2000 and $323,000 in
1999. Cost of service revenues was $71,000 in 2001, $268,000 in 2000 and $240,000 in 1999, or 70%, 59% and 74% of service revenues, respectively. As more thoroughly discussed in Note 16 to CytRx's consolidated financial statements below, the operations of Spectrum were terminated in February 2002.

Interest income was $162,000 in 2001 as compared to $170,000 in 2000 and $463,000 in 1999. The variance between years is attributable primarily to fluctuating cash balances. License fee income of $3,751,000 in 2001 and $2,000,000 in 2000 relates to our licenses of TranzFect to Vical and Merck, respectively (see Note 12 to financial statements). Grant income was $157,000 in 2001 versus $349,000 in 2000 and $464,000 in 1999; the higher amount during 1999 is primarily due to a $445,000 grant from the U.S. Food and Drug Administration's Division of Orphan Drug Development to support our Phase III clinical trial of FLOCOR during 1998 and 1999. Other income was $228,000, $358,000 and $142,000 in 2001, 2000 and 1999, respectively. Other income for 2000 includes $225,000 in fees paid to us by Merck pursuant to an evaluation agreement for our TranzFect technology and pursuant to a fee for service agreement whereby we provided certain chemistry services to Merck.

Research and development expenses during 2001 were $1,844,000 versus $1,962,000 in 2000 and $12,812,000 in 1999. Research and development expenses were higher in 1999 primarily due to our clinical development activities for CRL-5861 (FLOCOR). In March 1998, we began a Phase III trial of CRL-5861 for treatment of acute sickle cell crisis, which was completed in December 1999. During 1999, we also continued our Phase I trial of CRL-5861 for treatment of Acute Chest Syndrome in sickle cell patients and initiated two additional clinical trials of CRL-5861--a Phase III study investigated repeat use of FLOCOR in patients with acute sickle cell crisis and a Phase I/II study for treatment of Acute Lung Injury. Subsequent to the completion of the Phase III trial, we reduced our clinical development activities for CRL-5861 pending further analysis of the Phase III results. Our development activities during 2000 and 2001 have consisted primarily of analysis of the Phase III results, consultation with our scientific and regulatory advisors and meetings with regulatory authorities regarding preparation for the next clinical activities for CRL-5861. The Phase III study did not achieve the high level of statistical significance required by the FDA for the study as a whole; the results in children, however, were statistically significant and our planned future studies will focus on the pediatric sickle cell population. Based on our recent conversations with the FDA, it is likely that either two small additional pivotal trials or one large trial will be required for approval, along with one to two additional safety studies. During 2001 we also initiated additional preclinical studies investigating the use of CRL-5861 in the areas of cancer and spinal cord injury.

Selling, general and administrative expenses during 2001 were $3,416,000 as compared to $2,245,000 in 2000 and $3,610,000 in 1999. We recorded non-cash charges of $1,441,000, $365,000 and $1,043,000 during 2001, 2000 and 1999, respectively, related to the issuance of stock warrants to certain consultants and certain vesting events for management stock options. Excluding these charges, selling, general and administrative expenses were $1,975,000, $1,880,000 and $2,567,000 during 2001, 2000 and 1999, respectively. The decrease from 1999 to 2000 reflects staff reductions and other measures we took during the first quarter of 2000 to reduce our expenses and conserve cash resources.

Discontinued Operations

Net income (loss) from the discontinued operations of Titermax and Vaxcel (net of minority interest) was $-0-, $799,000 and $241,000 in 2001, 2000 and 1999.
See Note 13 to financial statements. The following table presents the breakdown of net income (loss) from discontinued operations.

                                                2001   2000     1999
                                                ---- -------- --------
        Titermax:
           Operations..........................  --   119,000  281,000
           Gain on sale of business............  --   680,000       --
                                                ---  -------- --------
                                                 --   799,000  281,000
        Vaxcel:
           Operations..........................  --        --  (44,000)
           Minority interest...................  --        --    4,000
                                                ---  -------- --------
                                                 --        --  (40,000)
                                                ---  -------- --------
        Net income from discontinued operations $--  $799,000 $241,000
                                                ===  ======== ========

Risk Factors

Any investment in CytRx involves a high degree of risk. You should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. If any of the following risks actually occur, our business prospects, financial condition and results of operations could be materially adversely affected and the trading price of our common stock could decline. In any such case, you could lose all or part of your investment in our company.

We May Not Be Able to Obtain Adequate Funds to Continue Product Testing and Research and Development, Which Will Severely Reduce or Terminate Our Operations and Could Negatively Impact Our Future Profitability and Growth.

On December 31, 2001, we had approximately $5.3 million in cash and cash equivalents and working capital of $4.4 million. Our products are governed by extensive U.S. regulation and foreign regulation in other countries where we test and intend to market our current and future products. Approval of a product can take several years and requires substantial capital resources. We do not currently have adequate funds to conduct the required testing and data collection necessary for the Food and Drug Administration, or FDA, to approve FLOCOR or any of our other products. As a result, we must either severely reduce or terminate testing and research and development activities, or obtain additional financing from third parties to fund the required testing. If we elect to attempt to obtain additional financing, we may be unable to obtain funds from any third party on terms that we believe are acceptable. Our inability to obtain additional financing would require us to severely reduce or terminate testing and research and development activities and could result in the termination of our operations. We do not currently have enough funds to complete the required testing and data collections necessary to obtain regulatory approval of FLOCOR or any of our other products currently under development or to manufacture, market, and distribute any products that may obtain FDA approval. Delays in regulatory approval will cause substantial unanticipated costs. We need to raise additional funds through equity or debt financing, or a combination of both. We may be unable to obtain any financing or financing on acceptable terms. Any financing may be on terms that dilute our stockholders. A lack of financing would require us to severely reduce or terminate testing and research and development activities and could result in the termination of our operations.

We Have No Significant Source of Revenue From Our Operations and If We Are Unable to Generate Revenues From Our Operations We May Have to Depend on Third Parties to Raise Funds.

We currently have no significant source of operating revenue. Our total revenues for 2001 were approximately $4.4 million, which included $3.75 million in license fees and $547,000 from other non-operating sources. If the FDA does not approve, for commercial sale, FLOCOR or one of our other products, we may not be able to generate significant revenues for an extended period of time. Lack of revenues adequate to satisfy our operating needs will cause us to depend on equity or debt financing, or a combination of both.

We Have Operated at a Loss For Over Five Years and Will Likely Continue to Operate at a Loss For Some Time.

We incurred significant net losses for each of the last five years. Since our inception, we have primarily conducted research and development of our products. The costs of our research and development and our lack of operating revenues has resulted in our net losses. We will probably incur losses until one or more of our products is approved by the FDA and that product has achieved significant sales volume. The activities required for the FDA review process of a new pharmaceutical are extremely costly and usually take several years. We may never obtain FDA approval of any of our products currently under development.

The Nasdaq National Market May Delist Our Common Stock and If We Are Delisted There May Not Be an Active Trading Market for Our Common Stock.

Our ability to remain listed on the Nasdaq National Market will depend on our ability to satisfy applicable Nasdaq criteria, including our ability to maintain a minimum bid price of $1.00 per share. Our minimum bid price has been below the Nasdaq required $1.00 since August 14, 2001. In addition, until November 1, 2002, in order to remain listed on the Nasdaq National Market, we must maintain at least $4 million in "net tangible assets" (defined as total assets minus total liabilities minus goodwill minus redeemable securities). After November 1, 2002, we must satisfy a minimum stockholders' equity requirement of $10 million to remain listed on the Nasdaq National Market, rather than the "net tangible assets" criteria. As of December 31, 2001, our net tangible assets were $6.6 million and as of December 31, 2001, our stockholders' equity was $6.6 million.

If we fail to continue to satisfy any of the above criteria, Nasdaq may begin procedures to remove our common stock from the Nasdaq National Market. If we are delisted from the Nasdaq National Market, an active trading market for our common stock may no longer exist.

We May Be Unable to Successfully Develop or Commercialize Our Products, Which Would Severely Reduce or Terminate Our Operations.

Our continued operations substantially depend on our ability to successfully develop and commercialize our products. In a Phase III clinical study, a drug is tested in a large patient population to provide a thorough understanding of the drug's effectiveness, benefits and the range of possible side effects. A Phase III study must be successfully completed before a company can request FDA approval for marketing the drug. In December 1999, we reported results from our Phase III clinical study of FLOCOR for treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis (a blockage of blood flow caused by deformed, or "sickled" red blood cells). Overall, the study did not achieve the statistical target for its primary objective, which was to decrease the length of vaso-occlusive crisis for the study population as a whole. To collect adequate information for FDA approval, we will need to conduct additional clinical studies, which we will not begin unless we are able to raise additional funds. Even if we are able to obtain FDA approval of one or more of our products, we may not have adequate financial or other resources, or expertise to commercialize, market and distribute those products successfully. If we do not have adequate resources or the expertise to commercialize our products successfully, we may rely on third parties to provide financial or other resources to help us commercialize those products or we may have such third parties market and distribute our products for us. In order to enter into any such arrangements with a third party, we may have to give up some or all of our rights to some of our products. We may be unable to find a third party willing to provide us with resources or to market and distribute our products. Even if we find a willing third party, we may not be able to reach an agreement on terms that we believe are acceptable.

We Depend on a Limited Number of Suppliers For an Adequate Supply of Materials, Which May Negatively Affect Our Ability to Manufacture Our Products.

We require three suppliers of materials or services to manufacture FLOCOR. These consist of a supplier of poloxamer 188, which is the raw material used to manufacture FLOCOR (the raw drug substance), a manufacturer who can refine the raw drug substance to our specifications (the purified drug substance), and a manufacturer who can mix the purified drug substance with other inactive ingredients in a sterile environment to produce the final dosage form of FLOCOR. Our inability to maintain relationships with those suppliers could result in lengthy delays in the FDA and other regulatory agencies approval processes, causing us to incur substantial unanticipated costs or our inability to produce, market and distribute our product. We have not entered into an agreement with any supplier for the raw drug substance because we believe that it is widely available. In August 1999, we entered into a long-term commercial supply contract with Organichem Corp. of Rensselaer, New York to obtain the purified drug substance. We have also entered into an agreement with the Hospital Products Division of Abbott Laboratories for the manufacture of our finished drug product. If we are unable to maintain those relationships on terms acceptable to us or to replace such suppliers if they fail to adequately perform, we will experience delays in clinical trials or commercialization of our products.

We May Incur Substantial Costs and Liability From Product Liability Claims.

If any of our products are alleged defective, they may expose us to claims for personal injury. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such product caused unintended adverse effects. We currently carry product liability insurance covering the use of our products in human clinical trials and may extend that coverage to third parties who collaborate with us on the development of our products. However, if someone asserts a claim against us and the amount of such claim exceeds our policy limits or is not covered by our policy, such successful claim may exceed our financial resources and cause us to discontinue operations. Even if claims asserted against us are unsuccessful, they may divert management's attention from our operations and we may have to incur substantial costs to defend such claims.

We May Experience Volatility in Our Stock Price, Which May Negatively Impact Your Investment.

The market price of our common stock has experienced significant volatility in the past and may continue to experience significant volatility from time to time. Our stock price has ranged from $0.45 to $6.44 over the past five years. Factors such as the following may affect such volatility:

..   our quarterly operating results;

..   announcements of regulatory developments or technological innovations by us or our competitors;

..   government regulation of drug pricing;

..   developments in patent or other technology ownership rights; and

..   public concern regarding the safety of our products.

Other factors which may affect our stock price are general changes in the economy, financial markets or the pharmaceutical or biotechnology industries.

Our Anti-Takeover Provisions May Limit Stockholder Value.

We have a shareholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without our board of directors' approval. The intent of the shareholder rights plan and our bylaw provisions is to protect our shareholders' interests by encouraging anyone seeking control of CytRx to negotiate with our board of directors.

We have a classified board of directors, which requires that at least two annual stockholder meetings, instead of one, will be required to effect a change in the majority control of our board of directors without our board of director's prior consent. This provision applies to every election of directors, not just an election occurring after a change in control. The classification of our board increases the amount of time it takes to change majority control of our board of directors and may cause our potential purchasers to lose interest in the potential purchase of us, regardless of whether our purchase would be beneficial to us and our stockholders. Our bylaws provide that directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause.

Our bylaws also provide that a stockholder must give us at least 120 days notice of a proposal or director nomination that such stockholder desires to present at any annual meeting or special meeting of stockholders. Such provision prevents a stockholder from making a proposal or director nomination at a stockholder meeting without us having advance notice of that proposal or director nomination. This could make a change in control more difficult by providing our directors with more time to prepare an opposition to a proposed change in control.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

Our financial instruments that are sensitive to changes in interest rates are our investments. As of December 31, 2001, we held no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and supplemental schedule and the notes thereto as of December 31, 2001 and 2000, and for each of the three years ended December 31, 2001, 2000 and 1999, together with the independent auditors' report thereon, are set forth on pages F-1 to F-18 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to this item is incorporated herein by reference from the section entitled "CytRx Management" of the Proxy Statement.

Item 11.  Executive Compensation

Information with respect to this item is incorporated herein by reference from the section entitled "CytRx Management" of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item is incorporated herein by reference from the section entitled "CytRx Management" of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information with respect to this item is incorporated herein by reference from the section entitled "CytRx Management" of the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this 10-K:

(1)  Financial Statements

The consolidated financial statements of the Company and the related report of independent auditors thereon are set forth on pages F-1 to F-17 of this Annual Report on Form 10-K. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Auditors

(2)  Financial Statement Schedules

The following financial statement schedule is set forth on page F-18 of this Annual Report on Form 10-K.

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(3)  Exhibits

See Exhibit Index on page 19 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

On December 21, 2001 the Registrant filed a Current Report on Form 8-K reporting the license of its TranzFect technology to Vical, Incorporated.

                               CytRx Corporation
                            Form 10-K Exhibit Index

Exhibit
Number
------
 2.1     Agreement and Plan of Merger dated February 11, 2002 among CytRx Corporation, GGC
         Merger Corporation and Global Genomics Capital, Inc.
 3.1     Restated Certificate of Incorporation                                                       (a)
 3.2     Restated By-Laws                                                                            (b)
 4.1     Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and
         American Stock Transfer & Trust Company as Rights Agent                                     (c)
 4.2     Amendment No. 1 to Shareholder Protection Rights Agreement
10.1     Agreement with Emory University, as amended                                                 (d)
10.2     Agreement with BASF Corporation, as amended                                                 (d)
10.3  *  Amended and Restated Employment Agreement between CytRx Corporation and Jack J.
         Luchese                                                                                     (i)
10.4  *  Amendment No. 1 to Employment Agreement with Jack J. Luchese
10.5  *  Amended and Restated Change of Control Employment Agreement between CytRx Corporation
         and Jack J. Luchese                                                                         (i)
10.6  *  Amendment No. 1 to Change in Control Employment Agreement with Jack J. Luchese
10.7  *  1986 Stock Option Plan, as amended and restated                                             (f)
10.8  *  1994 Stock Option Plan, as amended and restated                                             (e)
10.9  *  1995 Stock Option Plan                                                                      (g)
10.10 *  1998 Long-Term Incentive Plan                                                               (h)
10.11 *  2000 Long-Term Incentive Plan                                                               (l)
10.12 *  Amendment No. 1 to 2000 Long-Term Incentive Plan
10.13 *  Amendment No. 2 to 2000 Long-Term Incentive Plan
10.14    Purchase and Sale Agreement dated February 23, 1998 by and between CytRx Corporation and
         Alexandria Real Estate Equities, Inc.                                                       (h)
10.15    Common Stock Purchase Agreement dated March 24, 2000 by and between CytRx Corporation
         and the Investors Signatory Thereto                                                         (i)
10.16    Private Equity Line of Credit Agreement dated April 26, 2000, between CytRx Corporation and
         Majorlink Holdings Limited                                                                  (j)
10.17 +  License Agreement dated November 1, 2000 by and between CytRx Corporation and Merck &
         Co., Inc.                                                                                   (k)
10.18    License Agreement dated February 16, 2001 by and between CytRx Corporation and Ivy Animal
         Health, Inc.                                                                                (l)
10.19 ++ License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical
         Incorporated                                                                                (m)
21.1     Subsidiaries
23.1     Consent of Ernst & Young LLP

--------
*  Indicates a management contract or compensatory plan or arrangement.
+ Confidential treatment has been granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.
++ Confidential treatment has been requested with respect to certain portions of this agreement.
--------
(a) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997.
(b) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997.
(c) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 21, 1997.

(d) Incorporated by reference to the Registrant's Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.
(e) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1997.
(f) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 1996.
(g) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.
(h) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 1998.
(i) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 2000.
(j) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed on June 21, 2000.
(k) Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on March 16, 2001.
(l) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 2001.
(m) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 21, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CYTRX CORPORATION

                                                    /s/  JACK J. LUCHESE
                                          By:
                                             -----------------------------------
                                                 Jack J. Luchese, President
                                                and Chief Executive Officer
                                               (Principal Executive Officer)
Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

 /s/  ALEXANDER L. CAPPELLO   Director                      March 29, 2002
-----------------------------
    Alexander L. Cappello

/s/  RAYMOND C. CARNAHAN, JR. Director                      March 29, 2002
-----------------------------
  Raymond C. Carnahan, Jr.

        /s/  MAX LINK         Chairman of the Board of      March 29, 2002
-----------------------------   Directors
          Max Link

    /s/  JACK J. LUCHESE      Director President and Chief  March 29, 2002
-----------------------------   Executive Officer
       Jack J. Luchese          (Principal Executive
                                Officer)

 /s/  HERBERT H. MCDADE, JR.  Director                      March 29, 2002
-----------------------------
   Herbert H. McDade, Jr.

    /s/  MARK W. REYNOLDS     Vice President, Finance       March 29, 2002
-----------------------------   (Principal Financial
      Mark W. Reynolds          Officer)

                               CYTRX CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


            Consolidated Balance Sheets....................... F-2

            Consolidated Statements of Operations............. F-3

            Consolidated Statements of Stockholders' Equity... F-4

            Consolidated Statements of Cash Flows............. F-5

            Notes to Consolidated Financial Statements........ F-6

            Report of Independent Auditors.................... F-17

            Financial Statement Schedule
               Schedule II--Valuation and Qualifying Accounts. F-18

                               CYTRX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                --------------------------
                                                                                    2001          2000
                                                                                ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents................................................... $  5,272,914  $  3,779,376
   Accounts receivable, less allowances of $39,050 in 2001 and $11,900 in
     2000......................................................................       28,000        54,160
   Current portion of note receivable..........................................      122,467       110,859
   Other current assets........................................................       23,238        34,171
                                                                                ------------  ------------
       Total current assets....................................................    5,446,619     3,978,566
Property and equipment, net....................................................    1,745,728     2,331,977
Other assets:
   Note receivable.............................................................      365,249       487,717
   Other assets................................................................       53,000        60,978
                                                                                ------------  ------------
       Total other assets......................................................      418,249       548,695
                                                                                ------------  ------------
       Total assets............................................................ $  7,610,596  $  6,859,238
                                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................ $    178,777  $    298,236
   Accrued expenses and other current liabilities..............................      849,068       942,188
                                                                                ------------  ------------
       Total current liabilities...............................................    1,027,845     1,240,424
Commitments
Stockholders' equity:
   Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred Stock; no shares issued
     and outstanding...........................................................           --            --
   Common stock, $.001 par value, 50,000,000 shares authorized; 11,459,012 and 10,734,012 shares issued at December 31, 2001 and 2000,
     respectively..............................................................       11,459        10,734
   Additional paid-in capital..................................................   74,632,292    72,737,739
   Treasury stock, at cost (633,816 shares held at December 31, 2001 and
     2000).....................................................................   (2,279,238)   (2,279,238)
   Accumulated deficit.........................................................  (65,781,762)  (64,850,421)
                                                                                ------------  ------------
       Total stockholders' equity..............................................    6,582,751     5,618,814
                                                                                ------------  ------------
       Total liabilities and stockholders' equity.............................. $  7,610,596  $  6,859,238
                                                                                ============  ============

                            See accompanying notes.

                               CYTRX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                      --------------------------------------
                                                         2001         2000          1999
                                                      -----------  -----------  ------------
Revenues:
   Service revenues.................................. $   101,463  $   451,031  $    322,536
   License fees......................................   3,751,000    2,000,000            --
   Interest income...................................     162,284      170,433       462,634
   Grant revenue.....................................     156,729      348,790       464,442
   Other.............................................     227,934      357,604       141,848
                                                      -----------  -----------  ------------
                                                        4,399,410    3,327,858     1,391,460
Expenses:
   Cost of service revenues..........................      70,501      267,915       239,840
   Research and development..........................   1,844,038    1,962,171    12,811,925
   Selling, general and administrative...............   3,416,212    2,245,229     3,609,613
                                                      -----------  -----------  ------------
                                                        5,330,751    4,475,315    16,661,378
                                                      -----------  -----------  ------------
Loss from continuing operations......................    (931,341)  (1,147,457)  (15,269,918)
Income (loss) from discontinued operations...........          --      799,355       236,730
Minority interest in discontinued operations.........          --           --        (3,897)
                                                      -----------  -----------  ------------
Net loss............................................. $  (931,341) $  (348,102) $(15,029,291)
                                                      ===========  ===========  ============
Basic and diluted income (loss) per common share:
   Continuing operations............................. $     (0.09) $     (0.12) $      (1.99)
   Discontinued operations...........................          --         0.08          0.03
                                                      -----------  -----------  ------------
   Net loss.......................................... $     (0.09) $     (0.04) $      (1.96)
                                                      ===========  ===========  ============
Basic and diluted weighted average shares outstanding  10,358,381    9,423,787     7,652,227


                            See accompanying notes.

                               CYTRX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock
                                          ------------------
                                                             Additional
                                            Shares            Paid-in    Accumulated    Treasury
                                            Issued   Amount   Capital      Deficit       Stock         Total
                                          ---------- ------- ----------- ------------  -----------  ------------
Balance at December 31, 1998.............  8,236,926 $ 8,237 $66,423,577 $(49,473,028) $(2,270,238) $ 14,688,548
    Issuance of common stock.............    136,927     137     339,078           --           --       339,215
    Issuance of stock options/warrants...         --      --   1,043,216           --           --     1,043,216
    Purchase of treasury stock...........         --      --          --           --       (9,000)       (9,000)
    Net loss.............................         --      --          --  (15,029,291)          --   (15,029,291)
                                          ---------- ------- ----------- ------------  -----------  ------------
Balance at December 31, 1999.............  8,373,853   8,374  67,805,871  (64,502,319)  (2,279,238)    1,032,688
    Issuance of common stock.............  2,360,159   2,360   4,567,255           --           --     4,569,615
    Issuance of stock options/warrants...         --      --     364,613                                 364,613
    Net loss.............................         --      --          --     (348,102)          --      (348,102)
                                          ---------- ------- ----------- ------------  -----------  ------------
Balance at December 31, 2000............. 10,734,012  10,734  72,737,739  (64,850,421)  (2,279,238)    5,618,814
    Issuance of common stock.............    725,000     725     453,619           --           --       454,344
    Issuance of stock options/warrants...         --      --   1,440,934           --           --     1,440,934
    Net loss.............................         --      --          --     (931,341)          --      (931,341)
                                          ---------- ------- ----------- ------------  -----------  ------------
Balance at December 31, 2001............. 11,459,012 $11,459 $74,632,292 $(65,781,762) $(2,279,238) $  6,582,751
                                          ========== ======= =========== ============  ===========  ============



                            See accompanying notes.

                               CYTRX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                    -------------------------------------
                                                                       2001        2000          1999
                                                                    ----------  -----------  ------------
Cash flows from operating activities:
   Net loss........................................................ $ (931,341) $  (348,102) $(15,029,291)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation................................................    586,249      317,850        68,377
       Gain on sales of segment operations.........................         --     (679,784)     (240,196)
       Minority interest in net loss of subsidiary.................         --           --        (3,897)
       Stock option and warrant expense............................  1,440,934      364,613     1,043,216
       Changes in assets and liabilities:
          Receivables..............................................     26,160       52,811       (91,043)
          Inventories..............................................         --        3,585         4,455
          Notes receivable.........................................    110,860       51,424       300,000
          Other assets.............................................     18,911      198,454       (93,675)
          Accounts payable.........................................   (119,459)     124,868       546,019
          Other liabilities........................................    (93,120)  (1,435,841)    1,950,233
                                                                    ----------  -----------  ------------
   Total adjustments...............................................  1,970,535   (1,002,020)    3,483,489
                                                                    ----------  -----------  ------------
       Net cash provided by (used in) operating activities.........  1,039,194   (1,350,122)  (11,545,802)
Cash flows from investing activities:
   Maturities of held-to-maturity securities.......................         --           --     6,417,066
   Net proceeds from sales of segment operations...................         --      100,000       240,196
   Net proceeds from sale of technology............................         --           --       600,000
   Capital (expenditures) retirements, net.........................         --      (28,032)   (2,515,157)
                                                                    ----------  -----------  ------------
       Net cash provided by investing activities...................         --       71,968     4,742,105
Cash flows from financing activities:
   Net proceeds from issuance of common stock......................    454,344    2,225,637       339,215
   Redemption/retirement of debt...................................         --     (200,000)           --
   Purchase of treasury stock......................................         --           --        (9,000)
   Proceeds from issuance of debt, net of issuance costs...........         --           --       650,000
                                                                    ----------  -----------  ------------
       Net cash provided by financing activities...................    454,344    2,025,637       980,215
                                                                    ----------  -----------  ------------
Net increase (decrease) in cash and cash equivalents...............  1,493,538      747,483    (5,823,482)
Cash and cash equivalents at beginning of year.....................  3,779,376    3,031,893     8,855,375
                                                                    ----------  -----------  ------------
Cash and cash equivalents at end of year........................... $5,272,914  $ 3,779,376  $  3,031,893
                                                                    ==========  ===========  ============

                            See accompanying notes

                               CYTRX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

CytRx Corporation ("CytRx" or "the Company") is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics. The Company's current research and development include CRL-5861, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines. CytRx also has a research pipeline with opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery and gene therapy.

The Company's sales relate to Spectrum Recruitment Research ("Spectrum"), through which the Company markets the services of its small group of human resources professionals as a way of offsetting the Company's cost of maintaining this function. Spectrum's services are marketed primarily within metropolitan Atlanta, Georgia. The Company's operational focus is on the development and commercialization of pharmaceutical products; the Spectrum operations were formed as an ancillary activity. As more thoroughly discussed in Note 16, the operations of Spectrum were terminated in February 2002.

2.  Summary of Significant Accounting Policies

Basis of Presentation--The consolidated financial statements include the accounts of CytRx together with those of its majority-owned subsidiaries. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation. As more thoroughly discussed in Note 13, the operations of Vaxcel, Inc. and the Company's TiterMax business segment are presented as discontinued operations for all periods presented.

Revenue Recognition--Service revenues are recognized at the time services are rendered. The Company does not require collateral or other securities for sales made on credit. Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred. The costs incurred under such arrangements are recorded as research and development expense and approximated the revenues reported in the accompanying statements of operations. Non-refundable license fee revenue is recognized upon receipt when no continuing involvement of the Company is required and payment of the license fee represents the culmination of the earnings process. Non-refundable license fees received subject to future performance by the Company or that are credited against future payments due to the Company are deferred until services are performed, future payments are received or termination of the agreement, whichever is earlier.

Cash Equivalents--The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and amounts invested in money market accounts.

Fair Value of Financial Instruments--The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair values.

Property and Equipment--Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally five years for equipment and furniture) of the related assets. Leasehold improvements are amortized over the term of the related lease or other contractual arrangement. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the

                               CYTRX CORPORATION
carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Patents and Patent Application Costs--Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain. Patent costs are therefore expensed rather than capitalized.

Accrued Expenses--Accrued expenses and other current liabilities at December 31 are summarized below (in thousands).

                                                  2001 2000
                                                  ---- ----
                     Clinical research activities $194 $378
                     Deferred revenue............  303  256
                     Other miscellaneous.........  352  308
                                                  ---- ----
                            Total................ $849 $942
                                                  ==== ====

Basic and Diluted Loss per Common Share--Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive.

Shares Reserved for Future Issuance--As of December 31, 2001, the Company has reserved approximately 3,566,000 of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans and warrants, and 5,612,000 shares pursuant to warrants issued to consultants and investors.

Stock-based Compensation--The Company grants stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations, and, accordingly, recognizes no compensation expense for the stock option grants and warrants for which the terms are fixed. For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company has continued to account for stock-based compensation in accordance with APB 25 (See Note 8). The Company has also granted stock options and warrants to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are accounted for in accordance with Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued for Sales of Goods and Services to Other Than Employees, and are valued at the fair market value of the options and warrants granted or the services received, whichever is more reliably measurable. Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier.

Concentrations of Credit Risk--Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and note receivable. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company's investment policy disallows investment in any debt securities rated less than "investment-grade"

                               CYTRX CORPORATION
by national ratings services. The Company generally does not require collateral from its customers. The Company is at risk to the extent accounts receivable and note receivable amounts become uncollectible.

Use of Estimates--The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards-- In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"). This statement eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. On February 11, 2002, the Company entered into an agreement to acquire Global Genomics Capital, Inc., a privately held genomics company in Los Angeles, California, through a merger of a wholly owned subsidiary of the Company into Global Genomics Capital. The merger is subject to the shareholder approval of both companies and other customary closing conditions. See Note 16. The Company intends to account for the merger in accordance with the provisions of SFAS 141.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). This statement changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is not expected to have a significant impact on the results of operations of the Company upon adoption.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002. In February 2002, the Company transferred all of its ownership rights in Spectrum Recruitment Research to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx (Spectrum) employees. Since the disposal of Spectrum occurred after the balance sheet date, the Company has not restated its financial statements to reflect Spectrum as a discontinued operation in accordance with the transition provisions of SFAS 144. See Note 16.

                               CYTRX CORPORATION

3.  Property and Equipment

Property and equipment at December 31 consist of the following (in thousands):

                                                2001     2000
                                               -------  ------
                 Equipment and furnishings.... $ 2,122  $2,122
                 Leasehold improvements.......     984     984
                                               -------  ------
                                                 3,106   3,106
                 Less accumulated depreciation  (1,360)   (774)
                                               -------  ------
                                               $ 1,746  $2,332
                                               =======  ======

4. Exchange of Common Stock for Cancellation of Accounts Payable, Accrued Expenses and Debt

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

5.  Private Placement of Common Stock

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

6.  Equity Line of Credit

In April 2000, the Company entered into a Private Equity Line of Credit Agreement (the "ELC Agreement") with Majorlink Holdings Limited ("Majorlink"), pursuant to which the Company has the right to put shares of Common Stock to Majorlink from time to time during the "commitment period" to raise up to $5,000,000, subject to certain conditions and restrictions. The "commitment period" began on the effective date (May 3, 2001) of a registration statement filed by the Company to register the resale by Majorlink of the shares of Common Stock that Majorlink purchases under the ELC Agreement and ends on the earliest of (1) the date thirty months from such date, (2) the date on which Majorlink shall have purchased $5,000,000 of Common Stock under the ELC Agreement or (3) the date either party terminates the ELC Agreement in accordance with its terms. Each time the Company desires to raise a specific amount of cash under the ELC Agreement, the Company will issue to Majorlink a number of shares of Common Stock determined by dividing the amount of cash desired to be raised by the Company by 90% of a trailing market average price of the Company's Common Stock, as defined in the ELC Agreement. No shares were purchased by Majorlink under the ELC Agreement in

                               CYTRX CORPORATION

2001 or 2000. In connection with the ELC Agreement, the Company issued Majorlink a warrant to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.25. The warrant is exercisable for a period of three years.

7.  Commitments and Contingencies

Rental expense from continuing operations under operating leases during 2001, 2000 and 1999 approximated $154,000, $160,000 and $212,000, respectively.
Minimum annual future obligations for operating leases are $172,000, $179,000, $185,000, $193,000, $200,000 and $285,000 in 2002, 2003, 2004, 2005, 2006 and
2007 and beyond, respectively. Aggregate minimum future subrentals the Company expects to receive under noncancellable subleases total approximately $106,000 at December 31, 2001.

8.  Stock Options and Warrants

CytRx has stock option plans pursuant to which certain key employees, directors and consultants are eligible to receive incentive and/or nonqualified stock options to purchase shares of CytRx's common stock. Fixed options granted under the plans generally become exercisable over a three year period from the dates of grant and have lives of ten years. Certain options granted to the Company's executive officers and others contain alternative or additional vesting provisions based on the achievement of corporate objectives. Additionally, the Company has granted warrants to purchase shares of the Company's common stock to its President and Chief Executive Officer subject to vesting criteria as set forth in his warrant agreements; such warrants have lives of ten years from the dates of grant. Exercise prices of all options and warrants for employees and directors are set at the fair market values of the common stock on the dates of grant. During 2001, 2000 and 1999, the vesting criteria for certain options and warrants held by employees were achieved, resulting in $0, $115,000 and $689,000 of compensation expense, respectively.

The terms of certain employee stock options and warrants were modified during 2001 and 2000. As a result of the modifications, these certain employee options and warrants are required to be accounted for as variable options under APB 25 and related Interpretations. Depending on the ultimate vesting of these certain employee options and warrants, compensation expense of up to $56,000 may be recognized by the Company. No compensation expense related to these certain employee options and warrants was required to be recognized in 2001 and 2000.

In addition, the Company repriced certain outstanding employee options and warrants in the current year. As a result of the modification, these certain employee options and warrants are required to be accounted for as variable options under APB 25 and related Interpretations. Potential compensation expense is measured for each reporting period based on the intrinsic value of these employee options and warrants until the options or warrants are ultimately exercised, forfeited, cancelled or expire unexercised. No compensation expense was recognized for the year ended December 31, 2001 related to these employee options and warrants.

During 2001, 2000 and 1999, services were received in exchange for options and warrants issued to certain consultants, resulting in aggregate non-cash charges of $1,441,000, $249,000 and $355,000, respectively. Such charges for 2001 included $1,063,000 related to 1,272,492 warrants issued to Cappello Capital Corp. for financial advisory services. Alexander L. Cappello, a member of the Company's Board of Directors, is Chairman and CEO of Cappello Group, Inc., parent of Cappello Capital Corp.

                               CYTRX CORPORATION

A summary of the Company's stock option and warrant activity and related information for the years ended December 31 is shown below.

                                                                               Weighted Average
                                                  Options and Warrants          Exercise Price
                                           ----------------------------------  -----------------
                                              2001        2000        1999     2001  2000  1999
                                           ----------  ----------  ----------  ----- ----- -----
Outstanding--beginning of year............  3,685,682   3,137,852   2,258,308  $1.57 $1.43 $1.17
Granted...................................  2,404,297   1,416,803     961,750   1.03  2.04  2.25
Exercised.................................   (500,000)   (106,567)    (12,103)  0.50  1.28  1.00
Forfeited.................................     (7,501)   (741,989)    (70,103)  1.45  1.86  5.91
Expired...................................    (50,000)    (20,417)         --   1.00  1.00    --
                                           ----------  ----------  ----------
Outstanding--end of year..................  5,532,478   3,685,682   3,137,852  $1.22 $1.57 $1.43
                                           ==========  ==========  ==========
Exercisable at end of year................  4,764,137   2,917,674   2,170,107  $1.26 $1.47 $1.25
Weighted average fair value of options and
  warrants granted during the year........ $     0.66  $     1.98  $     1.59

The following table summarizes additional information concerning options and warrants outstanding and exercisable at December 31, 2001:

                    Options Outstanding               Options Exercisable
      ----------------------------------------------- --------------------
                                  Weighted
                                  Average    Weighted             Weighted
                                 Remaining   Average   Number Of  Average
         Range of     Number of Contractual  Exercise   Shares    Exercise
      Exercise Prices  Shares   Life (years)  Price   Exercisable  Price
      --------------- --------- ------------ -------- ----------- --------
       $0.81 - 1.50   4,785,675     6.6       $1.02    4,017,334   $1.03
        2.00 - 3.43     741,803     1.2        2.45      741,803    2.45
        7.75              5,000     3.2        7.75        5,000    7.75
                      ---------                        ---------
                      5,532,478     5.9        1.22    4,764,137    1.26
                      =========                        =========

The Company has elected to follow APB 25 and related Interpretations in accounting for employee stock options and warrants because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for employee stock options granted and warrants issued subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the Company's options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                 2001  2000  1999
                                                                 ----  ----  -----
Weighted average risk free interest rate........................ 5.29% 6.24%  6.27%
Dividend yields.................................................    0%    0%     0%
Volatility factors of the expected market price of the Company's common stock.................................................. 0.98  1.03  1.046
Weighted average life of the option (years).....................  7.2     8      8

                               CYTRX CORPORATION

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

For purposes of pro forma disclosures, the estimated fair value of the employee options and warrants is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share data):

                                                    2001     2000     1999
                                                   -------  ------  --------
  Pro forma net loss.............................. $(1,594) $ (941) $(16,505)
  Pro forma net loss per share (basic and diluted) $ (0.15) $(0.10) $  (2.16)

9.  Shareholder Protection Rights Plan

Effective April 16, 1997, the Company's Board of Directors declared a distribution of one Right for each outstanding share of the Company's common stock to stockholders of record at the close of business on May 15, 1997 and for each share of common stock issued by the Company thereafter and prior to a Flip-in Date (as defined below). Each Right entitles the registered holder to purchase from the Company one-ten thousandth ( 1/10000th) of a share of Series A Junior Participating Preferred Stock, at an exercise price of $30. The Rights are generally not exercisable until 10 business days after an announcement by the Company that a person or group of affiliated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the Company's then outstanding shares of common stock (a "Flip-in Date"). In connection with the merger agreement with Global Genomics Capital, the Company's Board of Directors amended the shareholders protection rights agreement to exempt the merger from triggering a Flip-in Date.

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

10.  Retirement Plan

The Company maintained a defined contribution retirement plan (the "Plan") covering employees of the Company until February 2000, at which time the Plan was terminated. Total expense for the Plan for the years ended December 31, 2001, 2000 and 1999 was approximately $0, $0 and $69,000, respectively.

                               CYTRX CORPORATION

11.  Income Taxes

For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $54.1 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire in 2003 through 2020 as of December 31, 2001. CytRx also has an aggregate of approximately $6.7 million of research and development and orphan drug credits available for offset against future income taxes that expire in 2003 through 2021.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       December 31,
                                                    ------------------
                                                      2001      2000
                                                    --------  --------
         Deferred tax assets:
            Net operating loss carryforward........ $ 20,564  $ 20,590
            Tax credit carryforward................    6,667     6,652
            Other..................................    2,584     2,822
                                                    --------  --------
                Total deferred tax assets..........   29,815    30,064
         Deferred tax liabilities:
            Depreciation and other.................   (2,727)   (2,882)
                                                    --------  --------
                Total deferred tax liabilities.....   (2,727)   (2,882)
                                                    --------  --------
         Net deferred tax assets...................   27,088    27,182
         Valuation allowance.......................  (27,088)  (27,182)
                                                    --------  --------
                                                    $     --  $     --
                                                    ========  ========

Based on assessments of all available evidence as of December 31, 2001 and 2000, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the deferred income tax assets.

12.  License Agreements

Ivy Animal Health, Inc.

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

Vical, Incorporated

On December 7, 2001, CytRx entered into a license agreement (the "Vical License") with Vical Incorporated ("Vical") granting Vical exclusive, worldwide rights to use or sublicense CytRx's TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides (such as DNA and RNA) in all preventive and therapeutic human and animal health applications, except for (1) four infectious disease vaccine targets previously licensed by CytRx to Merck, and (2) DNA vaccines or therapeutics based on prostate-specific

                               CYTRX CORPORATION
membrane antigen (PSMA). In addition, the Vical License permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. Under the Vical License, CytRx received an up-front payment of $3,750,000 and has the potential to receive milestone and royalty payments in the future based on criteria described in the agreement. The Company has no commitment for continuing involvement to earn the upfront payment or the future milestone payments.

Merck & Co., Inc.

In November 2000, CytRx entered into an exclusive, worldwide license agreement with Merck and Company, Inc. ("Merck") whereby CytRx granted to Merck rights to use its TranzFect technology in DNA-based vaccines targeted to four infectious diseases. In addition to an upfront payment of $2 million for the first disease target, in February 2002 Merck paid CytRx a $1 million milestone fee related to the commencement by Merck of the first U.S. Food and Drug Administration Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV. In addition, Merck may pay CytRx milestone and product approval payments of up to $3 million as they develop the product. The Company has no commitment for continuing involvement to earn the upfront payment or the future milestone payments. Thus, the $2 million upfront payment was recognized as license fee revenue in 2000 and the $1 million milestone payment will be recognized as license fee revenue in 2002. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay a royalty to CytRx of 1% on net sales of products incorporating TranzFect for the first disease target. For each of the licenses for the three additional disease targets, Merck will pay to CytRx a series of milestone and product approval payments totaling up to $2,850,000 each. If and when sales of products incorporating TranzFect for the three additional disease targets commence, CytRx will receive royalties of between 2 and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck's competitive position, Merck may pay an additional royalty to CytRx of 1% on net sales of products incorporating TranzFect for these additional disease targets, in which case the total royalties may be up to 5%.

13.  Discontinued Operations

Titermax

From 1987 to 2000 CytRx manufactured, marketed and distributed Titermax, an adjuvant used to produce immune responses in research animals. Effective June 15, 2000, the Company entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby Titermax USA purchased the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually. Net income associated with the Titermax activities included in income (loss) from discontinued operations was approximately $119,000 and $281,000 for 2000 and 1999, respectively. A gain related to the sale of $680,000 was recorded in 2000 and is also classified as discontinued operations.

Vaxcel, Inc.

On June 2, 1999, CytRx entered into a Stock Acquisition Agreement with A-Z Professional Consultants, Inc. ("A-Z") for the sale of CytRx's equity interest in Vaxcel, Inc The sale was consummated on September 9, 1999. Pursuant to the agreement, A-Z purchased 9,625,000 shares of common stock of Vaxcel from CytRx for a cash purchase price of $319,000. Net loss (net of minority interest) associated with Vaxcel included in income (loss) from discontinued operations was approximately $40,000 for the year ended December 31, 1999.

                               CYTRX CORPORATION

14.  Segment Reporting

The Company has four reportable segments: Recruiting Services (Spectrum), Product Development (core business of development and commercialization of pharmaceutical-related products), Research Products (TiterMax) and Vaccine Development (Vaxcel). See Notes 1 and 13 for additional information concerning these operations.

The Company adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which outlines the way the Company reports information about its operating segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance of its operating segments based primarily on profit or loss from operations before income taxes. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                           Continuing Operations            Discontinued Operations
                                     --------------------------------  ---------------------------------
                                                              Total                            Total
                                       Product   Recruiting Continuing Research   Vaccine   Discontinued
                                     Development  Services  Operations Products Development  Operations
(in thousands)                       ----------- ---------- ---------- -------- ----------- ------------
2001:
Sales to external customers.........  $     --      $101     $    101    $ --      $ --         $ --
Intersegment sales..................        --        --           --      --        --           --
Collaborative, grant & other revenue     4,136        --        4,136      --        --           --
Interest income.....................       162        --          162      --        --           --
Interest expense....................        --        --           --      --        --           --
Depreciation and amortization.......       586        --          586      --        --           --
Segment profit (loss)...............      (913)      (18)        (931)     --        --           --
Total assets........................     7,611        --        7,611      --        --           --
Capital expenditures................        --        --           --      --        --           --
Stock option and warrant expense....     1,441        --        1,441      --        --           --

2000:
Sales to external customers.........  $     --      $451     $    451    $170      $ --         $170
Intersegment sales..................        --        --           --      --        --           --
Collaborative, grant & other revenue     2,706        --        2,706      --        --           --
Interest income.....................       170        --          170      --        --           --
Interest expense....................        --        --           --      --        --           --
Depreciation and amortization.......       318        --          318      --        --           --
Segment profit (loss)...............    (1,293)      146       (1,147)    799        --          799
Total assets........................     6,859        --        6,859      --        --           --
Capital expenditures................        20        --           20      --        --           --
Stock option and warrant expense....       365        --          365      --        --           --

1999:
Sales to external customers.........  $     --      $323     $    323    $500      $ --         $500
Intersegment sales..................        --        --           --      --                     --
Collaborative, grant & other revenue       606        --          606      --       134          134
Interest income.....................       463        --          463      --         7            7
Interest expense....................        --        --           --      --         4            4
Depreciation and amortization.......        62        --           62      --         6            6
Segment profit (loss)...............   (15,345)       75      (15,270)    281       (40)         241
Total assets........................     6,128        --        6,128      --        --           --
Capital expenditures................     2,515        --        2,515      --        --           --
Stock option and warrant expense....     1,043        --        1,043      --        --           --

                               CYTRX CORPORATION

15.  Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands, except per share data):

                                                                Quarter Ended
                                                  ------------------------------------------
                                                  March 31 June 30  September 30 December 31
                                                  -------- -------  ------------ -----------
2001
Net sales........................................ $    26  $    10    $    28      $   37
Gross profit.....................................      13        3          7           7
Income loss from continuing operations...........  (1,157)  (1,220)    (1,002)      2,448
Income from discontinued operations..............      --       --         --          --
Net income (loss)................................  (1,157)  (1,220)    (1,002)      2,448
Basic and diluted income (loss) per common share:
   Continuing operations.........................   (0.11)   (0.12)     (0.10)       0.23
   Discontinued operations.......................      --       --         --          --
   Net income (loss).............................   (0.11)   (0.12)     (0.10)       0.23

2000
Net sales........................................ $   100  $    85    $   168      $   98
Gross profit.....................................      48       41         86           8
Income (loss) from continuing operations.........    (940)    (762)      (606)      1,161
Income from discontinued operations..............      40      759         --          --
Net income (loss)................................    (900)      (3)      (606)      1,161
Basic and diluted income (loss) per common share:
   Continuing operations.........................   (0.12)   (0.08)     (0.06)       0.11
   Discontinued operations.......................    0.01     0.08         --          --
   Net income (loss).............................   (0.11)   (0.00)     (0.06)       0.11

16.  Subsequent Events

Transfer of Spectrum Operations

Since 1996 CytRx has marketed the services of its small group of human resources professionals under the name of Spectrum Recruitment Research ("Spectrum") as a way of offsetting the Company's cost of maintaining this function. In February 2002 the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx (Spectrum) employees. Net income (loss) associated with the Spectrum activities included in income (loss) from operations was approximately $(18,000), $146,000 and $75,000 for 2001, 2000, and 1999, respectively.

The Company has accounted for the disposal of Spectrum in accordance with the provisions of SFAS 144. Accordingly, the results of operations of Spectrum are included in continuing operations for the years ended December 31, 2001, 2000 and 1999 since the criteria for assets held for sale for this disposal group as outlined in SFAS 144 were not met.

Pending Merger with Global Genomics Capital, Inc.

On February 11, 2002, the Company entered into an agreement whereby the Company will acquire Global Genomics Capital, Inc. ("GGC"), a privately held genomics holding company, through a merger of a wholly owned subsidiary of the Company into GGC. The terms of the merger provide for CytRx to acquire all outstanding shares of GGC in return for the issuance or reservation for issuance of a maximum of approximately 9,963,000 shares of CytRx Common Stock, subject to adjustment. The closing of the transaction is anticipated in the second quarter of 2002, and is contingent upon approval by the shareholders of each company and other customary closing conditions. If the merger with GGC is completed, the Company will become obligated under contracts with its officers to make cash payments of up to $1.2 million in the aggregate upon termination of their employment.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cyt Rx Corporation

We have audited the accompanying consolidated balance sheets of CytRx Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytRx Corporation at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 1, 2002

                               CYTRX CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                             Additions
                                                        ------------------- -
                                            Balance at  Charged to Charged
                                           Beginning of Costs and  to Other             Balance at
               Description                    Period     Expenses  Accounts Deductions End of Period
               -----------                 ------------ ---------- -------- ---------- -------------
Reserve Deducted in the Balance Sheet from
  the Asset to Which it Applies:
   Allowance for Bad Debts
       Year ended December 31, 2001....... $    11,900  $   27,150   $--     $    --    $    39,050
       Year ended December 31, 2000.......          --      11,900    --          --         11,900
       Year ended December 31, 1999.......          --          --    --          --             --
   Allowance for Deferred Tax Assets
       Year ended December 31, 2001....... $27,182,000  $       --   $--     $94,000    $27,088,000
       Year ended December 31, 2000.......  26,364,000     818,000    --          --     27,182,000
       Year ended December 31, 1999.......  20,769,000   5,595,000    --          --     26,364,000