Form 10-K/A
period 2001-12-31
CYTRX CORP
filed 2002-04-22
CIK 799698

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the fiscal year ended December 31, 2001
                                           -----------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                           Commission File No. 0-15327
                                               -------

                                CYTRX CORPORATION
              -----------------------------------------------------
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

                          ----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on April 17, 2002 was approximately $11.1 million. On April 17, 2002, there were 11,614,779 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

         On April 1, 2002, CytRx Corporation filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial 10-K"). In accordance with SEC rules, CytRx incorporated by reference Part III of the Initial 10-K from the Proxy Statement to be filed by CytRx Corporation in connection with the 2002 CytRx Corporation Annual Stockholders' Meeting, which CytRx anticipated filing on or before April 30, 2002. Since the filing date of the Initial 10-K, CytRx has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial 10-K to include the disclosures required by Part III of Form 10-K. This Annual Report on Form 10-K/A amends Part III of the Initial 10-K in order to include those disclosures required by Part III of Form 10-K.

                        "SAFE HABOR" STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         From time to time, we make oral and written statements that may constitute "forward looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E or the Securities Exchange Act of 1934, as amended. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K/A (the "Annual Report"), as well as those made in other filings with the SEC.

         Forward looking statements can be identified by our use of forward looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. Such forward looking statements are based on our management's current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. In the preparation of this Annual Report, where such forward looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward looking statements, and we have described many such items under "Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2001.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of CytRx

               Class I - Term Expiring at the 2004 Annual Meeting

         JACK J. LUCHESE (53) has been President and Chief Executive Officer and a director of CytRx since March 1989. Prior to joining CytRx, Mr. Luchese served as Vice President and General Manager of the Armour Pharmaceutical Corporation, and as Vice President, Corporate Business Development and a member of the Management Committee of Rorer Group, Inc. (now Rhone-Poulenc Rorer). Prior to joining Rorer Group, Inc., Mr. Luchese was with Johnson & Johnson for 15 years where he held various positions in business development, field sales, new product marketing, and finance. Mr. Luchese also serves as a director of DNAprint Genomics, Inc.

               Class II - Term Expiring at the 2002 Annual Meeting

         RAYMOND C. CARNAHAN, JR. (76) first became a director of CytRx in 1991. Mr. Carnahan has over 39 years of experience in cost controls and operational systems in a variety of industries. Prior to his retirement in 1991, Mr. Carnahan served as Manager, International Cost Analysis planning for Johnson & Johnson International from 1974 to 1991. Mr. Carnahan has provided consulting services to Waterford-Wedgewood Corporation in England and to Torf Pharmaceutical Corporation in Poland and serves as President for the Morristown Memorial Hospital Chaplaincy Service in Morristown, New Jersey.

         HERBERT H. MCDADE, JR. (75) first became a director of CytRx in 1990. Mr. McDade has been retired from business since 1996. From 1989 to 1996 Mr. McDade served as Chairman, President and Chief Executive Officer of Chemex Pharmaceuticals, Inc. (now Access Pharmaceuticals, Inc.). From 1986 to 1989 he was Chairman and President of Armour Pharmaceutical Corporation, a wholly-owned subsidiary of Rorer Group, Inc. (now Rhone-Poulenc Rorer). Prior to 1986, Mr. McDade served as Vice President of the Revlon Corporation. Mr. McDade serves as a director of Access Pharmaceuticals, Inc., Discovery Laboratories, Inc. and CellPath, Inc.

              Class III - Term Expiring at the 2003 Annual Meeting

         MAX LINK (61) first became a director of CytRx in 1996. Dr. Link has been retired from business since 1994. From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange U.S. Holdings, Inc. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma, Ltd. and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., Discovery Laboratories, Inc., Human Genome Sciences, Inc., Protein Design Laboratories, Inc. and Sulzer Medica, Ltd.

         ALEXANDER L. CAPPELLO (46) first became a director of CytRx in January 2001. Since 1981, Mr. Cappello has served as Chairman of Cappello Group, Inc. Mr. Cappello has been active in the investment banking, merchant banking, project finance and venture capital arena since 1975. Prior to his current role with Cappello Group Inc., he was the founder of both Swiss American Financial and Euro American Financial Corp., two merchant and investment banking firms that progressively expanded operations throughout North America and Europe. Mr. Cappello's early career experience was in sales with IBM and corporate finance with Union Bank of California. Mr. Cappello also serves as a director of Advanced Biotherapy, Inc.

Executive Officers of CytRx

         Except for Jack J. Luchese, whose background is discussed above, set forth below is information regarding CytRx's executive officers, including their ages, positions with CytRx and principal occupations and employers for at least the last five years.

         R. MARTIN EMANUELE, PH.D. (47) joined CytRx in 1988 as the project director for CytRx's RheothRx project (now FLOCOR). Dr. Emanuele assumed the duties of Vice President, Preclinical Development in June 1990 and became Vice President, Research and Business Development in October 1997. Before joining CytRx, he worked as a clinical research scientist at DuPont Critical Care and as a visiting scientist at Institute Choay.

         WILLIAM B. FLECK (44) joined CytRx in April 1993 as Vice President, Human Resources. Since 1996, Mr. Fleck has devoted a substantial portion of his time toward managing CytRx's Spectrum Recruitment Research division. From 1992 to 1993 Mr. Fleck served as Director, Human Resources and Training for Central Health Services (CHS). During 1991, he was Director, Human Resources for Knowledgeware, Inc. Prior to joining Knowledgeware, Mr. Fleck held senior human resources management positions with MCI Communications from 1989 to 1991 and Harris/3M from 1984 to 1989.

         J. MICHAEL GRINDEL, PH.D. (55) joined CytRx in October 1997 as Vice President, Drug Development. From 1994 to 1997 Dr. Grindel served as Vice President, Preclinical Development for Hybridon, Inc. in Cambridge, MA. From 1989 to 1994 Dr. Grindel was Vice President for Project Planning and Management at the R. W. Johnson Pharmaceutical Research Institute (a subsidiary of Johnson & Johnson) in Raritan, NJ. Prior to that Dr. Grindel served in various research and development management positions with McNeil Pharmaceutical from 1976 to 1989 and the Walter Reed Army Institute of Research from 1973 to 1976.

         MARK W. REYNOLDS (40) joined CytRx in 1988 as Controller, becoming Chief Financial Officer and Corporate Secretary in 1996 and Vice President, Finance in 1999. Prior to joining CytRx, Mr. Reynolds was employed as a certified public accountant with Arthur Andersen LLP in Atlanta, Georgia.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Act of 1934 requires CytRx's directors and executive officers, and persons who own more than ten percent of CytRx's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of CytRx. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish CytRx with copies of all Section 16(a) reports they file. To CytRx's knowledge, based solely on review of the copies of such reports furnished to CytRx and written representations that no other reports were required, during the year ended December 31, 2001 all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons.

Item 11. Executive Compensation

         The following table presents summary information concerning compensation paid or accrued by CytRx for services rendered in all capacities during the fiscal years ended December 31, 1999, 2000 and 2001 for (i) our President and Chief Executive Officer; and (ii) each of our other most highly compensated executive officers whose total salary and bonus exceeded $100,000 (determined as of December 31, 2001).

                           Summary Compensation Table


                                                                        Long-Term
                                                                      Compensation
                                                                      ------------
                                          Annual Compensation          Securities
                                          -------------------          Underlying          All Other
Name and Principal Position   Year      Salary ($)      Bonus ($)      Options (#)     Compensation ($)
-------------------------------------------------------------------------------------------------------
Jack J. Luchese               2001      $360,150        $55,250 (1)    550,000 (2)      $       -
     President and Chief      2000       350,000         17,500        100,000                  -
     Executive Officer        1999       342,125         75,000        500,000              5,000 (6)

R. Martin Emanuele            2001       185,500         30,250 (1)     32,500 (3)              -
     Vice President,          2000       181,000          7,500        111,250                  -
     Research and Business    1999       174,200         15,000         32,500              5,000 (6)
     Development

J. Michael Grindel            2001       208,300         17,750 (1)     20,000 (4)              -
     Vice President,          2000       203,300          5,000              -                  -
     Drug Development         1999       199,150         30,000         20,000              5,000 (6)



                                                                        Long-Term
                                                                      Compensation
                                                                      ------------
                                          Annual Compensation          Securities
                                          -------------------          Underlying          All Other
Name and Principal Position   Year      Salary ($)      Bonus ($)      Options (#)     Compensation ($)
-------------------------------------------------------------------------------------------------------
Mark W. Reynolds              2001       136,250         17,750 (1)     32,500 (5)              -
     Vice President,          2000       125,000         12,500        105,250                  -
     Finance and Secretary    1999       115,000         20,000         32,500              5,000 (6)
-------------------------------------------------------------------------------------------------------

(1) Bonuses for 2001 were paid in January 2002.
(2) Includes 500,000 shares underlying previously issued warrants that were repriced during 2001.
(3) Consists of 32,500 shares underlying previously issued options that were repriced during 2001.
(4) Consists of 20,000 shares underlying previously issued options that were repriced during 2001.
(5) Consists of 32,500 shares underlying previously issued options that were repriced during 2001.
(6) Represents matching contributions by CytRx under its 401(k) profit sharing plan.

                        Option Grants in Last Fiscal Year

         The following table summarizes the stock options and warrants granted during the fiscal year ended December 31, 2001 to each of the executive officers listed in the Summary Compensation Table above.

                                                                                         Potential Realized Value at
                           Number of        Percent of                                  Assumed Annual Rates of Stock
                           Securities     Total Options                                      Price Appreciation
                           Underlying       Granted to     Exercise or                      for Option Term ($)
                            Options         Employees       Base Price   Expiration    ------------------------------
Name                      Granted (#)    in Fiscal Year    ($/Share)       Date             5%             10%
------------------------ --------------- --------------- ------------- -------------- --------------- ---------------
Jack J. Luchese             50,000 (2)         7.6%          $1.00       2/22/03     $    5,125        $   10,500
                           500,000 (1)(3)     75.8            0.93        6/7/11        292,436           741,090

R. Martin Emanuele          32,500 (1)(4)      4.9            0.93        6/7/11         19,008            48,171

J. Michael Grindel          20,000 (1)(5)      3.0            0.93        6/7/11         11,697            29,644

Mark W. Reynolds            32,500 (1)(6)      4.9            0.93        6/7/11         19,008            48,171


(1) These are previously issued options or warrants which were repriced on June 7, 2001.

(2)    100% vested upon grant date.

(3) Warrants as to 250,000 shares vest at the rate of 25,000 per calendar quarter, beginning March 31, 2000. The remaining warrants vest upon the achievement of CytRx performance criteria. As of December 31, 2001, 225,000 of the warrants were vested.

(4) Options as to 13,000 shares vest over a three year period from the original date of grant (9/1/99). The remaining options vest upon the achievement of CytRx performance criteria. As of December 31, 2001, 13,541 of the options were vested.

(5) Options as to 13,000 shares vest over a three year period from the original date of grant (9/1/99). The remaining options vest upon the achievement of CytRx performance criteria. As of December 31, 2001, 10,416 of the options were vested.

(6) Options as to 13,000 shares vest over a three year period from the original date of grant (9/1/99). The remaining options vest upon the achievement of CytRx performance criteria. As of December 31, 2001, 13,541 of the options were vested.

                       Option Values at December 31, 2001

         The following table sets forth the number and total value of unexercised in-the-money options at December 31, 2001 for each of our executive officers named in the Summary Compensation Table above, using the price per share of the common stock of $0.65 on December 31, 2001. No stock options were exercised during 2001 by any of the executive officers listed in the Summary Compensation Table above.


                         Number of Securities Underlying          Value of Unexercised
                               Unexercised Options                In-the-Money Options
                            at December 31, 2001 (#)            at December 31, 2001 ($)
                        ---------------------------------  ----------------------------------
Name                      Exercisable     Unexercisable      Exercisable       Unexercisable
-------------------     ---------------- ----------------  ----------------- ----------------
Jack J. Luchese           1,532,427          325,000        $        -       $         -
R. Martin Emanuele          167,639          118,959                 -                 -
J. Michael Grindel          135,916           57,084                 -                 -
Mark W. Reynolds            131,959          118,959                 -                 -
-------------------     ---------------- ----------------  ----------------- ----------------

Compensation of Directors

         Directors who are employees of CytRx receive no compensation for their service as directors or as members of committees. Non-employee directors receive a fee of $2,000 for each board meeting attended ($750 for meetings attended by teleconference) and $500 for each committee meeting attended. Non-employee directors who chair a board committee receive an additional $250 for each committee meeting attended.

         Each non-employee director receives an initial stock option grant to purchase 5,000 shares upon the date he or she first becomes a member of the board. Options to purchase 5,000 shares of common stock are granted to each non-employee director annually. Stock option grants to directors pursuant to the plans discussed above contain the same terms and provisions as stock option grants to employees, except that options granted to directors are considered non-qualified stock options for income tax reporting purposes.

Employment and Change in Control Agreements

         Employment Agreement. Jack J. Luchese was named our President and Chief Executive Officer in March 1989. His employment agreement with us was amended and restated as of September 1, 1999 and was further amended as of January 1, 2002. Mr. Luchese's employment agreement expires on December 31, 2002. Under the agreement, Mr. Luchese is paid an annual base salary, which currently is $360,150. The base salary will be reviewed no less than once each 18 months and will be adjusted from time to time consistent with average overall merit increases for all other employees. In addition to his annual base salary, Mr. Luchese is eligible to receive cash bonuses with respect to each calendar year during the term of the agreement as determined from time to time by the compensation committee of our board of directors, in its sole discretion. The employment agreement provides that Mr. Luchese will be entitled to a success bonus of $435,150 if, during the term of the agreement, we execute a definitive agreement for a transaction that would constitute a change in control under the employment agreement, or if we execute a FLOCOR license agreement. On February 11, 2002, we entered into a merger agreement with Global Genomics Capital, Inc., which triggered our obligation to pay Mr. Luchese the success bonus. The employment agreement also provides that Mr. Luchese will be entitled to a change in control payment if, during the term of the agreement, our stockholders approve a transaction that would constitute a change in control or if a change in control otherwise occurs. The amount of the change in control payment is (1) the higher of $870,300 or an amount equal to two times his then-current salary and highest annual bonus for the last three years, minus (2) the amount of the success bonus, if any, previously paid to him. The agreement also contains confidentiality and non-competition provisions. Mr. Luchese would be required to forfeit the success bonus and change in control payment if he violated the confidentiality and non-competition provisions in the employment agreement.

         Pursuant to the employment agreement, Mr. Luchese has been granted options and warrants to purchase an aggregate of 1,857,427 shares of common stock. Warrants to purchase 1,257,427 shares have an exercise price of $1.00, warrants as to 500,000 shares have an exercise price of $0.93 and options as to 100,000 shares have an exercise price of $1.03125. The vesting criteria of such options and warrants include a combination of tenure and achievement of defined corporate objectives. As of December 31, 2001, 1,532,427 of the 1,857,427 shares subject to options and warrants held by Mr. Luchese were vested. The shares of stock that may be acquired upon exercise of warrants and options held by Mr.

Luchese have been or will be registered by us under the Securities Act of 1933, as amended. The warrants and options contain certain anti-dilution provisions and provide for accelerated vesting in the event that Mr. Luchese's employment is terminated by the board of directors without cause, in the event of his death or disability or in the event of a change of control.

         Change in Control Agreement. In April 1997, we entered into a separate change in control agreement with Mr. Luchese, which was amended and restated in September 1999 and further amended as of January 1, 2002. The change in control agreement has a renewing three-year term. If a change in control occurs during the term of the change in control agreement, or if Mr. Luchese's employment is terminated in connection with or in anticipation of a change of control, the change in control agreement would become a new two-year employment agreement that automatically replaces and supercedes Mr. Luchese's pre-change in control employment agreement, described above.

         The change in control agreement provides that, to the extent that Mr. Luchese had not previously received the success bonus or the change in control payment described above under his pre-change in control employment agreement, he will be entitled to the success bonus and change in control payments if the triggering events occur during the employment period under the change in control agreement. The change in control agreement also contains confidentiality and non-competition provisions. Mr. Luchese would be required to forfeit the success bonus and change in control payment if he violated the non-competition provisions in the change in control agreement.

         Mr. Luchese's employment period under the change in control agreement begins on the effective date of a change in control and continues for two years. During the employment period, Mr. Luchese's position, authority, duties and responsibilities will be at least commensurate in all material respects with those held by him during the 120-day period prior to the change in control and he will receive:

    o a monthly base salary equal to or greater than the highest monthly base salary paid to him by us during the previous year;

    o an annual cash bonus at least equal to the highest bonus paid to him in any of the three fiscal years prior to the effective date of the change in control; and

    o the ability to participate in all of the incentive, savings, welfare benefit, fringe benefit and retirement plans of CytRx.

         If Mr. Luchese's employment terminates during the employment period he will receive certain severance benefits. If his employment terminates by reason of his death or disability, he will receive certain obligations accrued through the date of termination, plus the normal death and disability benefits, if any, to which he is otherwise entitled. If he is terminated by us for cause, or if he voluntarily resigns without good reason other than during the 30-day period beginning on the first anniversary of the effective date of the change in control, he will receive only his accrued benefits through the termination date and any previously-deferred benefits, plus any other post-termination benefits, if any, to which he is otherwise entitled. If he:

    o  is terminated by us without cause,

    o  resigns voluntarily with good reason, or

    o resigns for any reason during the 30-day period beginning on the first anniversary of the effective date of the change in control, he will receive a lump sum cash payment equal to:

       o  his base salary through the date of termination,

       o a pro rata bonus for the year of termination, based upon his actual bonus earned in the prior year,

       o any earned but unpaid amount of the success bonus and change in control payment, and

       o  any unpaid deferred compensation and vacation pay.

         In addition, Mr. Luchese would be entitled to continued employee welfare benefits for two years after the date of termination, and a lump sum payment equal to the actuarial value of the service and compensation credit under our qualified and supplemental retirement plans that he would have received had he remained employed for two years after the date of his termination.

         If the total payments to Mr. Luchese under the employment agreement or change in control agreement and from any other source would result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, the payments will be reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a net after-tax benefit to Mr. Luchese. The change in control agreement further provides that Mr. Luchese has no obligation to mitigate severance payments, we will reimburse Mr. Luchese for all legal fees incurred in enforcing or contesting the change in control agreement, and Mr. Luchese will hold for the benefit of us all confidential information concerning us obtained over the course of this employment. We will require its successors to expressly assume its obligations under the change in control agreement.

         Executive Involuntary Termination Agreements. CytRx and each executive officer other than Jack J. Luchese, entered into executive involuntary termination agreements. Under these agreements, if within 24 months after a change in control of CytRx an executive officer is terminated or is required to relocate greater than 35 miles from CytRx's current headquarters in Norcross, Georgia, such executive officer will receive a severance payment equal to one year of that officer's current salary. If an executive officer is terminated without cause and not within 24 months after a change in control of CytRx, such officer will receive six months base salary. If an executive officer is terminated for cause, that officer will receive an amount of severance determined by CytRx's Chief Executive Officer that may be no greater than three months of pay at the officer's salary as in effect on the termination date. In exchange for entering into these agreements, the executive officers agreed to release CytRx from all claims that such officer may have against CytRx as of the date such officer executed the agreement.

Compensation Committee Interlocks and Insider Participation.

         There are no "interlocks," as defined by the Securities and Exchange Commission, with respect to any member of the compensation committee. Raymond C. Carnahan, Jr., Max Link and Herbert H. McDade, Jr. are the current members of the compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of April 17, 2002 by (1) each person who is known by us to beneficially own more than five percent of the common stock; (2) each director and nominee for director; (3) each of the named executive officers listed in the Summary Compensation Table above; and (4) all executive officers and directors as a group. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                              Shares of Common Stock
                                                                         ---------------------------------
   Name of Beneficial Owner                                                  Number         Percentage
   ------------------------                                              ---------------------------------
      Alexander L. Cappello (1)                                               438,334            3.8%
      Raymond C. Carnahan, Jr. (2)                                             23,798            *
      R. Martin Emanuele (3)                                                  207,604            1.8%
      J. Michael Grindel (4)                                                  145,190            1.2%
      Max Link (5)                                                             31,247            *
      Jack J. Luchese (6)                                                   2,237,005           17.0%
      Herbert H. McDade, Jr. (7)                                               32,428            *
      Mark W. Reynolds (8)                                                    177,430            1.5%
      All executive officers and directors as a group (9 persons) (9)       3,441,864           24.9%

----------------------------------
*     Less than 1%.

(1) Consists of 438,334 shares subject to options and warrants exercisable within 60 days.
(2)   Includes 23,548 shares subject to options exercisable within 60 days.
(3)   Includes 187,639 shares subject to options exercisable within 60 days.
(4)   Includes 135,916 shares subject to options exercisable within 60 days.
(5)   Includes 13,706 shares subject to options exercisable within 60 days.
(6) Includes 1,557,427 shares subject to options and warrants exercisable within 60 days. Mr. Luchese's business address is c/o
      CytRx Corporation, 154 Technology Parkway, Norcross, GA  30092.
(7)   Includes 31,248 shares subject to options exercisable within 60 days.
(8)   Includes 151,959 shares subject to options exercisable within 60 days.
(9) Includes 2,228,783 shares subject to options and warrants exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

         Effective January 1, 2001, CytRx entered into an agreement with Cappello Capital Corp. in which Cappello Capital serves as our exclusive financial advisor. The initial term of such agreement was for a period of twelve months, but at the closing of the pending merger between CytRx and Global Genomics Capital, Inc., this agreement will be extended until the one year anniversary of the effective date of that merger. Under the agreement, Cappello Capital assists us with analysis of potential transactions and strategic alternatives. The types of transactions that Cappello Capital may assist us with include private placement of equity, debt or convertible securities, strategic alliances, sale of all or a portion of CytRx, recapitalization or strategic acquisitions. As compensation for its services, we granted Cappello Capital a ten-year warrant to purchase 1,272,492 shares of our common stock (subject to downward adjustment under certain conditions) with an exercise price of $1.00 per share. Additionally, if we proceed with any of the transactions described in the agreement, we pay Cappello Capital a fee of between 3% and 7.5%, depending upon the nature of the transaction and the dollar amount involved. The fee payable to Cappello Capital if the merger with Global Genomics Capital closes will be 448,330 shares of CytRx common stock, or 4.5% of the shares issuable in the merger. Alexander L. Cappello, one of our directors, is Chairman and Chief Executive Officer of Cappello Group, Inc., an affiliate of Cappello Capital.

         Under his employment agreement, Jack J. Luchese was entitled to a payment of $435,150 upon the execution of the merger agreement between CytRx and Global Genomics Capital and is entitled to an additional $435,150 upon the closing of the pending merger. In order to reduce the amount of cash that CytRx had to pay to Mr. Luchese, CytRx and Mr. Luchese agreed that approximately $325,200 of the first $435,150 payment would be satisfied by CytRx granting a stock award to Mr. Luchese under the CytRx Corporation 2000 Long-Term Incentive Plan under which CytRx would issue Mr. Luchese 558,060 shares of CytRx common stock. Those shares of stock were issued at a value equal to 85% of the volume weighted average price of CytRx common stock for the 20 trading days ended on February 8, 2002.

         Under agreements between each executive officer of CytRx, other than Jack J. Luchese, and CytRx, each executive officer of CytRx will be entitled to a cash payment upon his termination subsequent to the closing of the merger with Global Genomics Capital. In order to reduce the amount of cash that CytRx will have to pay to these executive officers, they have been offered, subject to certain stockholder approval, stock awards in lieu of cash for all or any portion of the amounts due to them. If any officer accepts the offer and, at the 2002 CytRx Annual Stockholders' Meeting, the CytRx stockholders approve an amendment to the 2000 Long-Term Incentive Plan increasing the number of shares subject to that plan, that officer will receive a stock award under which CytRx will issue that officer a number of shares that when multiplied by 85% of the volume weighted average price of CytRx common stock for the 20 trading days prior to February 11, 2002, equals the amount of cash that the officer has elected to forego. In addition, as an additional inducement for an executive officer to accept, in full or in part, this offer, CytRx has agreed to amend all outstanding options held by such officer to allow those options to be exercised for the entire remainder of their original terms.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CYTRX CORPORATION


                                           By:      /s/ Mark W. Reynolds
                                              ---------------------------------
                                                    Mark W. Reynolds,
Date: April 19, 2002                                Vice President, Finance