Form 10-Q
period 2002-03-31
CYTRX CORP
filed 2002-05-08
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-15327

CYTRX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

154 Technology Parkway
Suite 200
Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (770) 368-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 8, 2002: 11,614,779.

CYTRX CORPORATION
Form 10-Q

Part I—FINANCIAL INFORMATION

Item 1.—Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,988,697	$5,272,914
Accounts receivable, net	18,610	28,000
Current portion of note receivable	125,555	122,467
Other current assets	128,914	23,238

Total current assets	5,261,776	5,446,619
Property and equipment, net	1,599,508	1,745,728
Other assets:
Note receivable	332,678	365,249
Deferred transaction costs	357,466	—
Other assets	53,000	53,000

Total other assets	743,144	418,249

Total assets	$7,604,428	$7,610,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,142	$178,777
Accrued liabilities	717,658	849,068

Total current liabilities	746,800	1,027,845
Commitments
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 12,198,595 and 11,459,012 shares issued at March 31, 2002 and December 31, 2001, respectively	12,199	11,459
Additional paid-in capital	75,085,674	74,632,292
Treasury stock, at cost (633,816 shares held at March 31, 2002 and December 31, 2001)	(2,279,238)	(2,279,238)
Accumulated deficit	(65,961,007)	(65,781,762)

Total stockholders’ equity	6,857,628	6,582,751

Total liabilities and stockholders’ equity	$7,604,428	$7,610,596

See accompanying notes.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended March 31,
	2002	2001
Revenues:
Service revenues	$22,453	$26,014
License fees	1,000,000	—
Interest income	32,117	60,824
Grant income	31,313	45,752
Other	55,137	50,204

	1,141,020	182,794
Expenses:
Cost of service revenues	11,287	12,608
Research and development	318,801	448,673
Selling, general and administrative	990,177	878,745

	1,320,265	1,340,026

Net loss	$(179,245)	$(1,157,232)

Basic and diluted loss per common share	$(0.02)	$(0.11)

Basic and diluted weighted average shares outstanding	11,091,535	10,136,446

See accompanying notes.

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Period Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(179,245)	$(1,157,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	146,220	146,562
Stock option and warrant expense	89,000	479,416
Net change in assets and liabilities	(705,314)	(433,266)

Total adjustments	(470,094)	192,712

Net cash used in operating activities	(649,339)	(964,520)

Cash flows from financing activities:
Net proceeds from issuance of common stock	365,122	30,469

Net cash provided by financing activities	365,122	30,469

Net decrease in cash and cash equivalents	(284,217)	(934,051)
Cash and cash equivalents at beginning of period	5,272,914	3,779,376

Cash and cash equivalents at end of period	$4,988,697	$2,845,325

See accompanying notes.

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.    Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics. The Company’s current research and development activities include CRL-5861, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines. CytRx has licensed TranzFect to Merck & Co., Inc. for use in Merck’s efforts to develop DNA-based vaccines for HIV and three other infectious diseases. All other uses of TranzFect for enhancement of viral or non-viral delivery of polynucleotides (such as DNA and RNA) were recently licensed to Vical, Incorporated. CytRx also has a research pipeline with opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery, gene therapy and food animal feed additives.

The accompanying condensed financial statements at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2001.

2.    Pending Merger with Global Genomics Capital, Inc.

On February 11, 2002, CytRx entered into an agreement whereby the Company will acquire Global Genomics Capital, Inc. (“GGC”), a privately-held genomics holding company, through a merger of a wholly-owned subsidiary of CytRx into GGC. The terms of the merger provide for CytRx to acquire all outstanding shares, and rights to acquire shares, of GGC in return for the issuance or reservation for issuance of a maximum of approximately 9,963,000 shares of CytRx Common Stock, subject to adjustment. The closing of the transaction is anticipated in the third quarter of 2002, and is contingent upon approval by the shareholders of each company and other customary closing conditions. If the merger with GGC is completed, the Company will become obligated under contracts with its officers to make cash payments of up to $1.1 million in the aggregate upon termination of their employment subsequent to the merger.

3.    Segment Reporting

(in thousands)	Product Development	Recruiting Services *	Total
Three Months Ended March 31, 2002
Sales to external customers	$—	$22	$22
Intersegment sales	—	—	—
License fee income	1,000	—	1,000
Interest income	32	—	32
Grant & other income	86	—	86
Interest expense	—	—	—
Depreciation and amortization	146	—	146
Stock option and warrant expense	89	—	89
Segment profit (loss)	(185)	5	(180)
Total assets	7,604		7,604
Capital expenditures	—	—	—
Three Months Ended March 31, 2001
Sales to external customers	—	26	26
Intersegment sales	—	—	—
License fee income	—	—	—
Interest income	61	—	61
Grant & other income	96	—	96
Interest expense	—	—	—
Depreciation and amortization	147	—	147
Stock option and warrant expense	479	—	479
Segment profit (loss)	(1,164)	7	(1,157)
Total assets	5,785	—	5,785
Capital expenditures	—	—	—

*	The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition And Results of Operations

This discussion includes “forward looking” statements that reflect our current views with respect to future events and financial performance. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under “Risk Factors” set forth in our Annual Report on Form 10-K, and should not unduly rely on these forward looking statements. We undertake no duty to update the information in this discussion.

Liquidity and Capital Resources

At March 31, 2002, we had cash and cash equivalents of $5.0 million and net assets of $6.9 million, compared to $5.3 million and $6.6 million, respectively, at December 31, 2001. Working capital totaled $4.5 million at March 31, 2002, compared to $4.4 million at December 31, 2000.

On December 7, 2001, we entered into a license agreement with Vical Incorporated granting Vical exclusive, worldwide rights to use or sublicense our TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides (such as DNA and RNA) in all preventive and therapeutic human and animal health applications, except for (1) four infectious disease vaccine targets previously licensed by CytRx to Merck & Co., Inc., and (2) DNA vaccines or therapeutics based on prostate-specific membrane antigen (PSMA). In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. Under the Vical license, we received an up-front payment of $3,750,000 and have the potential to receive milestone and royalty payments in the future based on criteria described in the agreement. Restrictions in the Vical license prevent us from disclosing certain of its terms, including some of the specific terms of the potential milestone and royalty payments. All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

In November 2000, we entered into an exclusive, worldwide license agreement with Merck whereby we granted to Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV. For the license to the TranzFect technology to treat the first disease target, Merck has paid us a signature payment of $2 million. In addition, in February 2002, Merck paid us a $1 million milestone fee related to the commencement by Merck of the first U.S. Food and Drug Administration Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV. Merck may pay us additional milestone and product approval payments in the future of up to $3 million as they develop the product. Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay a royalty to us of 1% on net sales of products incorporating TranzFect for the first disease target. If Merck chooses to pursue development of the TranzFect technology to treat the three additional disease targets, Merck will make a series of milestone and product approval payments to us totaling up to $2,850,000 for each target. If and when sales of products incorporating TranzFect for the three additional disease targets commence, we will receive royalties of between 2 and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay an additional royalty of 1% on net sales of products incorporating TranzFect for these additional disease targets. Merck will also pay an annual fee of between $50,000 and $100,000 until the first product approval for one of the three additional disease targets. Merck may terminate the license at any time upon 90 days written notice. All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

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

We are seeking government support for additional clinical studies of CRL-5861 (FLOCOR) in sickle cell disease. Based on the encouraging results we observed in children in the previous Phase III clinical study of CRL-5861, we have collaborated with a consortium of pediatric hematology centers led by Johns Hopkins University School of Medicine to design a follow-up Phase III trial to further investigate CRL-5861 in children with sickle cell crisis. Johns Hopkins University School of Medicine, in cooperation with the Maryland Medical Research Institute, has submitted grant applications to the National Heart, Lung and Blood Institute of the National Institutes of Health (NHLBI) for financial support of the trial. We expect the NHLBI to make funding decisions with regard to these grant applications during the third quarter of 2002. We also continue to engage in discussions with third parties for the possible license of CRL-5861.

On February 11, 2002, we entered into an agreement whereby CytRx will acquire Global Genomics Capital, Inc., a privately held genomics holding company, through a merger of a wholly-owned subsidiary of CytRx into Global Genomics Capital. The closing of the transaction is anticipated in the third quarter of 2002, and is contingent upon approval by the shareholders of each company and other customary closing conditions. If our proposed merger with Global Genomics Capital is completed, we will become obligated under contracts with our Chief Executive Officer and other officers to make cash payments to such officers of up to $1.1 million in the aggregate upon termination of their employment for severance, stay bonuses and other benefits.

We believe that we will have adequate working capital to allow us to operate through early 2003, but that additional funds will be needed to significantly advance any of our technologies under development. Some of our additional capital requirements may be provided by the equity line of credit agreement or by potential milestone payments pursuant to the Merck and Vical licenses, but we will also pursue other sources of capital. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern with the current portfolio of technologies under development. These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs.

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

Results of Operations

We recorded a net loss of $179,000 for the three month period ended March 31, 2002 as compared to $1,157,000 for the same period in 2001.

Since 1996 we have marketed the services of a small group of human resource professionals to third parties under the name of Spectrum Recruitment Research (“Spectrum”) as a way of offsetting our cost of maintaining this function. Service revenues related to Spectrum were $22,000 and $26,000 during the three months ended March 31, 2002 and 2001, respectively. Cost of service revenues was $11,000 in 2002 versus $13,000 in 2001. In February 2002 CytRx terminated the operations of Spectrum and transferred the rights to use the Spectrum tradenames to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx (Spectrum) employees.

License fee income was $1,000,000 and $-0- during the three months ended March 31, 2002 and 2001, respectively. License fees for 2002 consist of a milestone fee received from Merck related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology. Interest income for the first quarter of 2002 was $32,000 versus $61,000 for the same period in 2001. The variance generally corresponds to fluctuating cash and investment balances. Grant income was $31,000 in the first quarter of 2002 versus $46,000 in the first quarter of 2001. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized. Other income was $55,000 in the first quarter of 2002 versus $50,000 for the same period in 2001. Other income primarily consists of subrental fees.

Research and development expenses were $319,000 and $449,000 during the three months ended March 31, 2002 and 2001, respectively. Research and development expenditures for both periods primarily relate to our development activities for CRL-5861. During the first quarter of 2002, we conducted limited activities, pending a funding decision from the NHLBI relative to our previous grant application submissions (See “Liquidity and Capital Resources”). Higher expenses during the first quarter of 2001 relate to our initiation of preclinical studies of CRL-5861 for the treatment of spinal cord injury and cancer.

Selling, general and administrative expenditures were $990,000 and $879,000 during the three months ended March 31, 2002 and 2001, respectively. During the first quarter of 2002 and 2001, we recognized non-cash charges of $89,000 and $479,000, respectively, related to the issuance of stock purchase warrants to certain consultants. Additionally, during the first quarter of 2002, as a result of our agreement to merge with Global Genomics Capital (See “Liquidity and Capital Resources”), we paid Jack Luchese, our President and Chief Executive Officer, a “Success Bonus” of approximately $435,000 pursuant to his employment agreement. In order to conserve the Company’s cash resources, at the Company’s request Mr. Luchese agreed to accept $325,000 of the amount in CytRx stock rather than cash. The number of shares issued to Mr. Luchese were calculated based upon a price per share equal to 85% of the volume-weighted average price per share for the 20 trading days preceding Mr. Luchese’s commitment to accept shares in lieu of cash. The total expense we recorded was approximately $428,000. Excluding these one-time charges, selling, general and administrative expenditures were $473,000 and $400,000 during the three months ended March 31, 2002 and 2001, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments that are sensitive to changes in interest rates are our investments. As of March 31, 2002, we hold no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

        None.

(b)  Reports on Form 8-K

On January 11, 2002, we filed a Current Report on Form 8-K to provide an unaudited Pro Forma Condensed Balance Sheet as of November 30, 2001, in order to demonstrate compliance with the minimum $4,000,000 net tangible asset requirement for continued listing of our Common Stock on The Nasdaq National Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)

By:	/s/ MARK W. REYNOLDS
Mark W. Reynolds Vice President, Finance (Chief Accounting Officer and a duly authorized officer)
Date:    May 8, 2002