Form 10-Q
period 2002-06-30
CYTRX CORP
filed 2002-08-14
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15327

CYTRX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd. Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 826-5648

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 13, 2002:  21,460,110.

CYTRX CORPORATION

Form 10-Q

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,294,863	$5,272,914
Accounts receivable, net	7,403	28,000
Current portion of note receivable	128,720	122,467
Other current assets	76,387	23,238

Total current assets	4,507,373	5,446,619
Property and equipment, net	1,370,826	1,745,728

Other assets:
Note receivable	299,287	365,249
Deferred transaction costs (Note 2)	545,087	—
Other assets	53,000	53,000

Total other assets	897,374	418,249

Total assets	$6,775,573	$7,610,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,166	$178,777
Accrued liabilities	647,546	849,068

Total current liabilities	703,712	1,027,845

Commitments

Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 12,348,595 and 11,459,012 shares issued at June 30, 2002 and December 31, 2001, respectively	12,349	11,459
Additional paid-in capital	75,230,574	74,632,292
Treasury stock, at cost (633,816 shares held at June 30, 2002 and December 31, 2001)	(2,279,238)	(2,279,238)
Accumulated deficit	(66,891,824)	(65,781,762)

Total stockholders’ equity	6,071,861	6,582,751

Total liabilities and stockholders’ equity	$6,775,573	$7,610,596

See accompanying notes.

CYTRX CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Service revenues	$—	$10,065	$22,453	$36,079
License fees	—	—	1,000,000	—
Interest income	29,553	43,882	61,670	104,706
Grant income	14,831	49,540	46,144	95,292
Other	30,824	50,313	85,961	100,517

	75,208	153,800	1,216,228	336,594
Expenses:
Cost of service revenues	—	6,603	11,287	19,211
Research and development	357,007	488,052	675,808	936,725
Selling, general and administrative	649,018	878,668	1,639,195	1,757,413

	1,006,025	1,373,323	2,326,290	2,713,349

Net loss	$(930,817)	$(1,219,523)	$(1,110,062)	$(2,376,755)

Basic and diluted (loss) per common share	$(0.08)	$(0.12)	$(0.10)	$(0.23)

Basic and diluted weighted average shares outstanding	11,649,394	10,198,136	11,372,006	10,167,461

See accompanying notes.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,110,062)	$(2,376,755)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	374,902	293,125
Stock option and warrant expense	142,050	791,469
Net change in assets and liabilities	(842,063)	(516,741)

Total adjustments	(325,111)	567,853

Net cash used by operating activities	(1,435,173)	(1,808,902)
Cash flows from investing activities	—	—
Cash flows from financing activities:
Net proceeds from issuance of common stock	457,122	92,968

Net cash provided by financing activities	457,122	92,968

Net decrease in cash and cash equivalents	(978,051)	(1,715,934)
Cash and cash equivalents at beginning of period	5,272,914	3,779,376

Cash and cash equivalents at end of period	$4,294,863	$2,063,442

See accompanying notes.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.             Description of Company and Basis of Presentation

                CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics.  The Company’s current research and development activities include CRL-5861 (FLOCOR), an intravenous agent for treatment of acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines.  CytRx has licensed TranzFect to Merck & Co., Inc. for use in Merck’s efforts to develop DNA-based vaccines for HIV and three other infectious diseases.  All other uses of TranzFect for enhancement of viral or non-viral delivery of polynucleotides (such as DNA and RNA) were recently licensed to Vical, Incorporated.  CytRx also has a technology portfolio with potential opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery, gene therapy and food animal feed additives.

                On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., which became a wholly-owned subsidiary of the Company and was renamed GGC Pharmaceuticals, Inc. (“GGC”) (see Note 2.) GGC is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc., a central nervous system genomics company in San Diego, California.  Blizzard Genomics, Inc. is developing instrumentation, software, and consumable supplies (including patent-pending “T-Chip” and “Contact” technologies) for the genomics industry.  GGC expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses.  These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology.  Psynomics, Inc. is a genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases and has rights to access a significant database of patient data and corresponding tissue samples. Since the merger with GGC closed in July 2002, the Company's accompanying financial statements do not include the effects of the merger.

                The accompanying condensed consolidated financial statements at June 30, 2002 and for the three month and six month periods ended June 30, 2002 and 2001 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented.  Interim results are not necessarily indicative of results for a full year.  The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2001.

2.             Merger with Global Genomics Capital, Inc.

                On February 11, 2002, CytRx entered into an agreement whereby the Company agreed to acquire GGC, a privately-held genomics holding company, through a merger of GGC Merger, Inc., a wholly-owned subsidiary of CytRx, into GGC.  The terms of the merger provided for CytRx to acquire all outstanding shares, and rights to acquire shares, of GGC in return for the issuance or reservation for issuance of a maximum of approximately 9,963,000 shares of CytRx Common Stock, subject to adjustment.  As of June 30, 2002, CytRx had capitalized $545,087 in costs associated with the merger, classified as deferred transaction costs in the accompanying balance sheet.

                The transaction was closed on July 19, 2002, after approval by the shareholders of each company and satisfaction of other customary closing conditions.  The merger resulted in the issuance of 8,948,203 shares of CytRx Common Stock and options and warrants to purchase 1,014,677 shares of CytRx Common Stock to the former security holders of GGC, with 498,144 of the CytRx shares being held in escrow and subject to cancellation in whole or in part to satisfy any indemnification claims made by the Company under the merger agreement.  CytRx issued an additional 548,330 shares of its Common Stock for investment banking and legal fees.

3.              Severance Payments to Officers

                The terms of CytRx’s merger with GGC (see Note 2) contemplated that GGC’s management team would replace that of CytRx’s subsequent to the closing of the merger.  On July 16, 2002, CytRx terminated the employment of all of its then current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,363,000.  Prior to the merger closing date, CytRx advanced part of these amounts to three of its officers, such that the total remaining obligation at the closing date was $1,147,000.  Additionally, four officers agreed to accept an aggregate total of $145,000 of such amount in the form of CytRx Common Stock in lieu of cash, resulting in the issuance of 248,799 shares.  Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes.  The severance payments and fair value of the shares issued will be recognized as expense during the third quarter of 2002.

4.              Segment Reporting

(in thousands)	Product Development	Recruiting Services *	Total

Three Months Ended June 30, 2002
Sales to external customers	$—	$—	$—
Intersegment sales	—	—	—
License fee income	—	—	—
Interest income	30	—	30
Grant & other income	46	—	46
Interest expense	—	—	—
Depreciation and amortization	229	—	229
Stock option and warrant expense	53	—	53
Segment profit (loss)	(931)	—	(931)
Total assets	6,776	—	6,776
Capital expenditures	—	—	—
Three Months Ended June 30, 2001
Sales to external customers	—	10	10
Intersegment sales	—	—	—
License fee income	—	—	—
Interest income	44	—	44
Grant & other income	100	—	100
Interest expense	—	—	—
Depreciation and amortization	147	—	147
Stock option and warrant expense	312	—	312
Segment profit (loss)	(1,215)	5	(1,220)
Total assets	4,791	—	4,791
Capital expenditures	—	—	—
Six Months Ended June 30, 2002
Sales to external customers	$—	$22	$22
Intersegment sales	—	—	—
License fee income	1,000	—	1,000
Interest income	62	—	62
Grant & other income	132	—	132
Interest expense	—	—	—
Depreciation and amortization	375	—	375
Stock option and warrant expense	142	—	142
Segment profit (loss)	(1,115)	5	(1,110)
Total assets	6,776	—	6,776
Capital expenditures	—	—	—

*        The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

4.              Segment Reporting (continued)

(in thousands)	Product Development	Recruiting Services *	Total

Six Months Ended June 30, 2001
Sales to external customers	—	36	36
Intersegment sales	—	—	—
License fee income	—	—	—
Interest income	105	—	105
Grant & other income	196	—	196
Interest expense	—	—	—
Depreciation and amortization	293	—	293
Stock option and warrant expense	791	—	791
Segment profit (loss)	(2,379)	2	(2,377)
Total assets	4,791	—	4,791
Capital expenditures	—	—	—

*        The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

Item 2. –                Management’s Discussion and Analysis of Financial Condition And Results of Operations

        This discussion includes “forward looking” statements that reflect our current views with respect to future events and financial performance.  Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under “Risk Factors” set forth below, and should not unduly rely on these forward looking statements.  We undertake no duty to update the information in this discussion.

Liquidity and Capital Resources

                At June 30, 2002, we had cash and cash equivalents of $4.3 million and net assets of $6.1 million, compared to $5.3 million and $6.6 million, respectively, at December 31, 2001.  Working capital totaled $3.8 million at June 30, 2002, compared to $4.4 million at December 31, 2001.  As the result of payments made in July 2002 in connection with our merger with Global Genomics Capital, Inc. (“GGC” or “Global Genomics”) that are described below, our remaining cash and cash equivalents and working capital were significantly reduced at that time from the June 30, 2002 levels.

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

                In November 2000, we entered into an exclusive, worldwide license agreement with Merck whereby we granted to Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV.  For the license to the TranzFect technology to treat the first disease target, Merck paid us a signature payment of $2 million.  In addition, in February 2002, Merck paid us a $1 million milestone fee related to the commencement by Merck of the first U.S. Food and Drug Administration Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV.  Merck may pay us additional milestone and product approval payments in the future of up to $3 million as they develop the product.  Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay a royalty to us of 1% on net sales of products incorporating TranzFect for the first disease target.  If Merck chooses to pursue development of the TranzFect technology to treat the three additional disease targets, Merck will make a series of milestone and product approval payments to us totaling up to $2,850,000 for each target.  If and when sales of products incorporating TranzFect for the three additional disease targets commence, we will receive royalties of between 2 and 4% of the net sales from such products.  Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay an additional royalty of 1% on net sales of products incorporating TranzFect for these additional disease targets.  Merck will also pay an annual fee of between $50,000 and $100,000 until the first product approval for one of the three additional disease targets.  Merck may terminate the license at any time upon 90 days written notice.  All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

                In April 2000, we entered into a private equity line of credit agreement whereby we have the right to put shares of our common stock to an investor from time to time to raise up to $5,000,000, subject to the conditions and restrictions included in the agreement.  Our ability to raise significant funds through this mechanism is subject to a number of risks and uncertainties, including stock market conditions and our ability to obtain and maintain an effective registration of the related shares with the Securities and Exchange Commission.  To date, we have not exercised our right to sell shares under this agreement (which expires in early 2003), and there can be no assurances that we would be able to raise significant funds through this mechanism should we seek to do so.

                Since October 2001 we have sought government support for additional clinical studies of CRL-5861 (FLOCOR) in sickle cell disease.  Based on the encouraging results we observed in children in the previous Phase III clinical study of CRL-5861, we collaborated with a consortium of pediatric hematology centers led by Johns Hopkins University School of Medicine to design a follow-up Phase III trial to further investigate CRL-5861 in children with sickle cell crisis.  In October 2001, Johns Hopkins University School of Medicine, in cooperation with the Maryland Medical Research Institute, submitted grant applications to the National Heart, Lung and Blood Institute (“NHLBI”) of the National Institutes of Health for financial support of the trial.  On June 3, 2002, CytRx was informed the grant to fund a portion of the anticipated costs of the Phase III trial to further investigate FLOCOR was not approved.  We now intend to focus our efforts on outlicensing this compound for any or all indications.  The costs of the Phase III sickle cell trial and the development and clinical testing costs for other indications for FLOCOR are expected to be substantial.  There can be no assurance that we will be able to identify parties that are willing and able to enter into such licensing arrangements on terms that are satisfactory to us.  Any potential licensee for the sickle cell indication may consider a possible resubmission of the grant application for consideration by the NHLBI during its next grant review cycle.  There is, however, no guarantee that such a submission will occur.  Further, even if the grant application is resubmitted, there can be no assurance that the NHLBI will award any grant, or that, if awarded, the Company or its licensees would have adequate funding to complete the required testing and development.  In the event that we are unsuccessful in licensing the compound, we may be required to reduce the carrying value of some of our assets.

               CytRx terminated the employment of all of its then current officers on July 16, 2002, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,363,000.  Prior to the merger closing date, CytRx advanced part of these amounts to three of its officers, such that the total remaining obligation at the closing date was $1,147,000.  Additionally, four officers agreed to accept an aggregate total of $145,000 of such amount in the form of CytRx Common Stock in lieu of cash, resulting in the issuance of 248,799 shares.  Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes.

                Subsequent to our merger with GGC, we have modified our corporate business strategy such that we do not intend to pursue additional research and development efforts for any of our existing technologies.  We intend now to focus our efforts on obtaining strategic alliances, license partners or other collaborative arrangements with larger pharmaceutical companies for FLOCOR and additional license partners for TranzFect.  Our spending for each of these technologies now will primarily relate to maintaining patents and other agreements as required under our existing license agreements and to support our additional licensing efforts.  We may also pursue product acquisition opportunities.  Given this change in business strategy, we believe that we will have adequate working capital to allow us to operate through at least late 2003, although we may require additional working capital before this in order to fund any product acquisitions that we consummate.  Any additional capital requirements may be provided by the equity line of credit agreement, by potential milestone payments pursuant to the Merck and Vical licenses or by potential payments from future strategic alliance partners or licensees of FLOCOR or our other existing technologies, but we may also pursue other sources of capital.  The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern.  These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us.  There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all.

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

Results of Operations

                We recorded net losses of $931,000 and $1,110,000 for the three month and six month periods ended June 30, 2002 as compared to $1,220,000 and $2,377,000 for the same periods in 2001.

                From 1996 to February 2002, we marketed the services of a small group of human resource professionals to third parties under the name of Spectrum Recruitment Research (“Spectrum”) as a way of offsetting our cost of maintaining this function.  Service revenues related to Spectrum were $0 and $22,000 during the three month and six month periods ended June 30, 2002, as compared to $10,000 and $36,000 during the three month and six month periods ended June 30, 2001.  Cost of service revenues were $0 and $11,000 during the three month and six month periods ended June 30, 2002, as compared to $7,000 and $19,000 during the three month and six month periods ended June 30, 2001.  In February 2002 CytRx terminated the operations of Spectrum and transferred the rights to use the Spectrum tradenames to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx (Spectrum) employees.

                License fee income was $1,000,000 during the six months ended June 30, 2002.  There was no license fee income recorded during the three month period ended June 30, 2002 or in the three or six month periods ended June 30, 2001.  License fees for 2002 consist of a milestone fee received from Merck during the first quarter related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

                Interest income was $30,000 and $62,000 during the three month and six month periods ended June 30, 2002, as compared to $44,000 and $105,000 for the same periods in 2001.  The variance between years generally corresponds to fluctuating cash and investment balances.  Grant income was $15,000 and $46,000 during the three month and six month periods ended June 30, 2002, as compared to $50,000 and $95,000 for the same periods in 2001.  Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized.  Other income was $31,000 and $86,000 during the three month and six month periods ended June 30, 2002 as compared to $50,000 and $101,000 for the same periods in 2001.  Other income primarily consists of sublease revenues.

                Research and development expenditures were $357,000 and $676,000 during the three month and six month periods ended June 30, 2002, as compared to $488,000 and $937,000 for the same periods in 2001.  Research and development expenditures for all periods primarily relate to our development activities for CRL-5861 (FLOCOR).  During the first and second quarters of 2001, the higher expenses are reflective of our initiation of preclinical studies of CRL-5861 for the treatment of spinal cord injury and cancer.  During the first and second quarters of 2002, we conducted limited activities (the costs incurred primarily relate to allocation of personnel costs) pending a funding decision from the NHLBI relative to our previous grant application submissions (See “Liquidity and Capital Resources”).

                Selling, general and administrative expenditures were $649,000 and $1,639,000 during the three and six month periods ended June 30, 2002, as compared to $879,000 and $1,757,000 for the same periods in 2001.  During each of the periods, certain vesting criteria of employee and consultant options and warrants were achieved, resulting in aggregate non-cash charges of $53,000 and $142,000, during the three and six month periods ended June 30, 2002 and $312,000 and $791,000 during the same periods in 2001.  Additionally, during the first quarter of 2002, as a result of our agreement to merge with GGC (See “Liquidity and Capital Resources”), we paid Jack Luchese, our then President and Chief Executive Officer, a “success bonus” of approximately $435,000 pursuant to his employment agreement.  In order to conserve the Company’s cash resources, at the Company’s request Mr. Luchese agreed to accept $325,000 of the amount in CytRx stock rather than cash.  The number of shares issued to Mr. Luchese were calculated based upon a price per share equal to 85% of the volume-weighted average price per share for the 20 trading days preceding Mr. Luchese’s commitment to accept shares in lieu of cash.  The total expense we recorded was approximately $428,000.  Excluding these charges, selling, general and administrative expenditures were $596,000 and $1,069,000 during the 2002 periods and $567,000 and $966,000 during the same 2001 periods.

Risk Factors

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

                We have incurred significant losses over the past five calendar years and for the first half of 2002, primarily as the result of our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues.  We are likely to continue to incur operating losses until such time, if ever, as we generate significant recurring revenues.  Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take an extended period of time for us to generate recurring revenues.  We anticipate that it will take at least several years before the development of any of our licensed or other products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations.

                Although we generated $3,751,000 in revenues from milestone payments from our licensees during 2001 and $1,000,000 (on an unaudited basis) from these sources during the six months ended June 30, 2002, we do not have any significant sources of recurring operating revenues.  We will not have significant recurring operating revenues until at least one of the following occurs:

•	one or more of our currently licensed products is commercialized by our licensees that generates royalty income for us

•

we are able to enter into license or other arrangements with third parties who are then able to complete the development and commercialize one or more of our other products that are currently under development

•	we are able to acquire products from third parties that are already being marketed

                We are likely to incur negative cash from operations until such time, if ever, as we can generate significant recurring revenues.  Should we be unable to generate these recurring revenues by late 2003, it is likely that we will become dependent on obtaining financing from third parties to maintain our operations.  We have no commitments from third parties to provide us with any debt or equity financing, except for an equity line of credit that is only available to us under certain conditions that we may be unable or unwilling to satisfy and that expires in early 2003. Accordingly, financing may be unavailable to us or only available on terms that substantially dilute our existing shareholders.  A lack of needed financing could force us to reduce the scope of or terminate our operations.

We Are Changing Our Business Strategy, Which Will Require Us to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products

                We are modifying our prior business strategy of internally developing FLOCOR and our other products not yet licensed to third parties.  We will now seek to enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies that will provide for those companies to be responsible for the development and marketing of our products.  There can be no assurance that our products will have sufficient potential commercial value to enable us to secure these arrangements with suitable companies on attractive terms or at all.  If we enter into these arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners.  If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable FDA requirements, the timing of receipt or amount of revenues from these arrangements may be materially and adversely affected.  By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products.

                We will also seek to acquire products from third parties that already are being marketed.  We have not yet identified any of these products. It may be difficult for us to acquire these types of products with our limited financial resources and we may incur substantial shareholder dilution if we acquire these products with our securities.  We do not have any prior experience in acquiring or marketing products and may need to find third parties to market these products for us.

Our Limited Financial Resources May Adversely Impact Our Ability to Execute Certain Strategic Initiatives

                On June 30, 2002 we had (on an unaudited basis) approximately $4,300,000 in cash and cash equivalents and approximately $3,800,000 in working capital.  As the result of payments made by us in July 2002 in connection with our merger with Global Genomics, our remaining cash and cash equivalents and working capital were significantly reduced at that time from our June 30, 2002 levels.

                Our recently modified product development strategy calls for seeking strategic alliances, licensing agreements or other collaborative arrangements with larger pharmaceutical companies to complete the development of FLOCOR and our other products, and we will not continue any further FLOCOR development work on our own in the meantime.  We also will seek to acquire products from third parties that already are being marketed. Although we believe this strategy will enhance our ability to achieve profitability, our lack of substantial available funds may make it difficult for us to acquire new products or to adopt other strategic initiatives in the future, such as acquiring or developing a marketing organization for our products or resuming internal development work on our products.

Our Recent Acquisition of Global Genomics May Place Additional Financial and Operational Burdens on Us.

                In July 2002, we acquired Global Genomics through a merger.  Global Genomics is a development stage company that, to date, has not generated any operating revenue, does not expect to generate any revenues in the foreseeable future and has operated at a loss since its organization in May 2000.  We have moved our headquarters in connection with the merger to Los Angeles, California while we continue to incur a substantial lease expense for our prior headquarters in Norcross, Georgia.  We may be unable to substantially mitigate the future rental expense for our prior headquarters by terminating the lease for or subleasing this space.

                Although a majority of the members of our board of directors were directors prior to the merger, all of our operating officers resigned as a part of the merger.  This change in personnel may place additional administrative burdens on our management in conducting our operations.

If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Terminate Our Operations

               Each of our products is in the development stage and must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees currently anticipate due to numerous factors such as:

         difficulty in securing centers to conduct trials
         difficulty in enrolling patients in conformity with required protocols or projected timelines unexpected adverse reactions by patients in trials
         difficulty in obtaining clinical supplies of the product
         changes in the FDA’s requirements for our testing during the course of that testing inability to generate statistically significant data confirming the efficacy of the product being tested

In December 1999, we reported results from our Phase III clinical trial of FLOCOR for treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis (a blockage of blood flow caused by deformed or “sickled” red blood cells). Overall, the study did not achieve the statistical target for its primary objective, which was to decrease the length of vaso-occlusive crisis for the study population as a whole. To generate sufficient data to seek FDA approval for FLOCOR will require additional clinical studies, which will entail substantial time and expense. We do not intend to conduct or fund these tests ourself but will seek a strategic alliance partner or licensee for this purpose. The failure of our prior Phase III trial to generate sufficient data could make it more difficult for us to secure a strategic alliance partner or licensee for this product.

If Blizzard Genomics Fails to Successfully Commercialize Its Products, the Value of Our Assets Will Be Adversely Impacted

               Blizzard Genomics, Inc. which is GGC’s principal portfolio company, has not yet commercialized any of its products. Although Blizzard Genomics plans to introduce its first product, the I-Scan Imager™, a low cost DNA chip reader, before the end of 2002 and its second product, its T-Chip™ technology, in the second half of 2003, it may experience delays in completing the development of or commercially launching these products. We do not intend to provide any of the additional financing that Blizzard Genomics will require to complete the development and commercial launch of these products, and Blizzard Genomics may be unable to obtain such financing from other third parties at all or only on terms that could be highly dilutive to our ownership interest in that company. These products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future. Blizzard Genomics is the licensee of several U.S. patents, and is seeking additional patent protection for its products and technologies. There can be no assurance, however, that the company will be able to secure sufficient patent coverages for its products and technologies. The failure of Blizzard Genomics to successfully commercialize its products would require us to write down or write off on our balance sheet the substantial carrying value of GGC’s investment in that company as part of our assets, which would have a materially adverse effect on our stockholders’ equity.

We Are Dependent Upon a Limited Operational Management Team and Need to Recruit a Chief Financial Officer and Perhaps Other Personnel to Effectively Operate

               Our current management team is limited to Steven A. Kriegsman, our Chief Executive Officer and interim Chief Financial Officer, and Kathy Hernandez, our Secretary. We are, therefore, very dependent on the availability and quality of the efforts of Mr. Kriegsman in managing our company. We will need to recruit a permanent Chief Financial Officer and may need to recruit other personnel in order to effectively operate the company and carry out our business plan. As provided by the terms of our merger with Global Genomics, we will seek to hire a full-time Chief Executive Officer to replace Mr. Kriegsman, whose employment agreement expires in July 2003. There can be no assurance that Mr. Kriegsman will be willing to continue to serve as our Chief Executive Officer if we have not found his replacement before expiration of his current employment agreement.

We Are Subject to Intense Competition That Could Materially Impact Our Operating Results

               We and our strategic partners or licensees may be unable to compete successfully against our current or future competitors. The pharmaceutical, biopharmaceutical and biotechnology industry is characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products. There also is intense competition among companies seeking to acquire products that already are being marketed. Many of the companies with which we compete have or are likely to have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than at least some of our present or future strategic partners or licensees.

               As a result, these competitors may:

         Succeed in developing competitive products earlier than we or our strategic partners or licensees do
         Obtain approvals for such products from the FDA or other regulatory agencies more rapidly than we or our strategic partners or licensees do
         Obtain patents that block or otherwise inhibit the development and commercialization of our product candidates
         Develop treatments or cures that are safer or more effective than those we propose for our products
         Devote greater resources to marketing or selling their products
         Introduce or adapt more quickly to new technologies or scientific advances
         Introduce products that make the continued development of our product candidates uneconomical
         Withstand price competition more successfully than our strategic partners or licensees can
         More effectively negotiate third-party strategic alliances or licensing arrangements
         Take advantage of product acquisition or other opportunities more readily than we can

We Depend on a Limited Number of Suppliers for an Adequate Supply of Materials, Which May Negatively Affect Our Ability to Manufacture Our Products

                We require three suppliers of materials or services to manufacture FLOCOR.  These consist of a supplier of poloxamer 188, which is the raw material used to manufacture FLOCOR (the raw drug substance), a manufacturer who can refine the raw drug substance to our specifications (the purified drug substance), and a manufacturer who can mix the purified drug substance with other inactive ingredients in a sterile environment to produce the final dosage form of FLOCOR.  Our inability to maintain relationships with those suppliers or the inability of any licensee of FLOCOR to maintain these relationships or provide other suitable manufacturing relationships could result in lengthy delays in the FDA and other regulatory agencies approval processes, causing us or our licensee to incur substantial unanticipated costs and delays or an inability to produce, market and distribute our product.  Organichem, Corp., which is to provide us with commercial supplies of FLOCOR purified drug substance, has advised us that it does not intend to renew our agreement when it expires in December 2003.  If Organichem were to renew a previous assertion by it that we were in breach of this agreement and terminate it prior to December 2003, we could be required to accelerate the write-off of certain of our depreciable assets associated with this contract (which were valued at approximately $1,300,000 as of June 30, 2002).

We May Incur Substantial Costs from Future Clinical Testing or Product Liability Claims

                If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or by patients using our commercially marketed products.  Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects.  We currently carry product liability insurance covering the use of our products in human clinical trials and anticipate that any licensee or other third party who develops or markets any of our products will carry liability insurance covering the clinical testing or marketing of those products.  However, if someone asserts a claim against us and the amount of such claim exceeds our policy limits or is not covered by our policy, such successful claim may exceed our financial resources and cause us to discontinue operations.  Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.

Our Common Stock May Be Delisted From Nasdaq, Which Could Adversely Affect the Trading Market For and Value of Our Common Stock.

                Our ability to continue to have our common stock listed on the Nasdaq SmallCap Market depends on our satisfying applicable Nasdaq listing criteria.  We have been unable to maintain compliance with Nasdaq’s $1 minimum closing bid requirement and failed to come back into compliance with this requirement by Nasdaq’s deadline of August 13, 2002.  This failure could result in our common stock being delisted from the Nasdaq Small Cap Market, although we may be eligible for a further 180-day grace period from that deadline to come into compliance if we are in compliance with Nasdaq’s core listing requirements (including shareholders equity of at least $5,000,000).  If our common stock is delisted from the Nasdaq Small Cap Market, an active trading market for our common stock may cease to exist and the delisting could materially and adversely impact the market value of our common stock.

Our Anti-Takeover Provisions May Discourage Others From Acquiring Us and Adversely Affect Shareholder Value

                We have a shareholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without our board of directors’ approval.  The intent of the shareholder rights plan and our bylaw provisions is to protect our shareholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors.

                We have a classified board of directors, which requires that at least two stockholder meetings, instead of one, will be required to effect a change in the majority control of our board of directors.  This provision applies to every election of directors, not just an election occurring after a change in control.  The classification of our board increases the amount of time it takes to change majority control of our board of directors and may cause our potential purchasers to lose interest in the potential purchase of us, regardless of whether our purchase would be beneficial to us and our stockholders.

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

Our Outstanding Options and Warrants and the Registration of Our Shares Issued in the Global Genomics Merger May Adversely Affect the Trading Price of Our Common Stock

                As of August 1, 2002, there were 6,571,177 shares of our common stock reserved for issuance upon the exercise of outstanding stock options and warrants at exercise prices ranging from $0.01 to $7.75 per share.  Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants.  For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership.  To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

                We are in the process of registering the 8,948,203 shares of our common stock issued and the 1,014,677 shares of our common stock issuable upon exercise of options and warrants assumed by us in connection with the Global Genomics merger.  The availability for public resale of these shares could adversely affect the trading price of our common stock.

We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock

                The market price of our common stock has experienced significant volatility in the past and may continue to experience significant volatility from time to time.  Our stock price has ranged from $0.45 to $6.44 over the past five years.  Factors such as the following may affect such volatility:

•	our quarterly operating results

•	announcements of regulatory developments or technological innovations by us or our competitors

•	government regulation of drug pricing

•	developments in patent or other technology ownership rights

•	public concern regarding the safety of our products

Other factors which may affect our stock price are general changes in the economy, financial markets or the pharmaceutical or biotechnology industries.

Item 3. –                Quantitative and Qualitative Disclosures About Market Risk

                Our financial instruments that are sensitive to changes in interest rates are our investments.  As of June 30, 2002, we held no investments other than amounts invested in money market accounts.  We are not subject to any other material market risks.

PART II– OTHER INFORMATION

Item 5. –                Other Information

                On August 13, 2002, we issued a press release announcing a change in our strategic plans to shift our focus to licensing and strategic alliances for the development and marketing of our products.  The press release is filed as an exhibit herewith and is incorporated herein by reference.

Item 6. –                Exhibits and Reports on Form 8-K

(a) Exhibits -

Exhibit Number	Description

2.1	First Amendment to Agreement and Plan of Merger dated May 22, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.(1)
10.1	Form of Stock Restriction and Registration Rights Agreement, dated as of July 16, 2002, entered into between the Company and the former shareholders of Global Genomics Capital, Inc.(2)
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Press Release dated August 13, 2002 outlining CytRx strategic plans.

(1)   Incorporated by reference to the Company's Proxy Statement No. 000-15327 filed June 11, 2002.

(2)   Incorporated by reference to the Company's Form 8-K filed August 1, 2002.

(b)           Reports on Form 8-K

                On May 13, 2002 we filed an Amended Current Report on Form 8-K/A to amend the Form 8-K filed on December 21, 2001 by refiling the license agreement between CytRx and Vical Incorporated together with the schedules and addenda to the agreement.

                On May 24, 2002 we filed a Current Report on Form 8-K which included a press release issued by CytRx on May 24, 2002 announcing that Nasdaq had approved the transfer of CytRx’s common stock from the NASDAQ National Market to the NASDAQ SmallCap Market.

                On May 24, 2002 we filed a Current Report on Form 8-K which incorporated by reference CytRx’s preliminary proxy statement and included as exhibits consents of the auditors of CytRx, Global Genomics Capital, Inc. and Blizzard Genomics, Inc.

                On June 6, 2002 we filed a Current Report on Form 8-K disclosing that a grant application submitted to the National Heart, Lung and Blood Institute of the National Institutes of Health for financial support of a follow-up Phase III trial to further investigate FLOCOR in children with sickle cell crisis had not been approved.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION
(Registrant)

Date:	August 14, 2002	By:	/s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman
Chief Executive Officer and Interim Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description

2.1	First Amendment to Agreement and Plan of Merger dated May 22, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc. (1)

10.1	Form of Stock Restriction and Registration Rights Agreement, dated as of July 16, 2002, entered into between the Company and the former shareholders of Global Genomics Capital, Inc. (2)

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Press Release dated August 13, 2002 outlining CytRx strategic plans.

(1)	Incorporated by reference to the Company's Proxy Statement No. 000-15327 filed June 11, 2002.
(2)	Incorporated by reference to the Company's Form 8-K filed August 1, 2002.