Form 10-Q
period 2002-09-30
CYTRX CORP
filed 2002-11-14
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES	☒	NO	☐

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 14, 2002:  21,510,111.

CYTRX CORPORATION

Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CYTRX CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,125,885	$5,272,914
Accounts receivable, net	20,572	28,000
Current portion of note receivable	131,966	122,467
Other current assets	168,144	23,238

Total current assets	2,446,567	5,446,619
Property and equipment, net	1,110,798	1,745,728
Other assets:
Note receivable	265,053	365,249
Acquired developed technology (Note 2)	7,061,200	—
Other assets	262,398	53,000

Total other assets	7,588,651	418,249

Total assets	$11,146,016	$7,610,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,700	$178,777
Accrued liabilities and deferred income	519,520	849,068

Total current liabilities	600,220	1,027,845
Commitments and Contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 22,143,927 and 11,459,012 shares issued at September 30, 2002 and December 31, 2001, respectively	22,144	11,459
Additional paid-in capital	82,173,839	74,632,292
Treasury stock, at cost (633,816 shares held at September 30, 2002 and December 31, 2001)	(2,279,238)	(2,279,238)
Accumulated deficit	(69,370,949)	(65,781,762)

Total stockholders’ equity	10,545,796	6,582,751

Total liabilities and stockholders’ equity	$11,146,016	$7,610,596

See accompanying notes.

CYTRX CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Service revenues	$—	$28,140	$22,453	$64,219
License fees	1,000	—	1,001,000	—
Interest income	21,167	31,598	82,837	136,304
Grant income	—	46,584	46,144	141,876
Other	17,168	57,818	103,129	158,335

Total revenues	39,335	164,140	1,255,563	500,734
Expenses:
Cost of service revenues	—	20,761	11,287	39,972
Research and development	67,318	384,084	743,126	1,320,809
Severance payments to officers	1,394,447	—	1,394,447	—
Merger related costs	112,000	—	112,000	—
Selling, general and administrative	456,888	614,938	1,721,181	2,079,226
Depreciation and amortization	359,459	146,562	736,759	439,687

Total expenses	2,390,112	1,166,345	4,716,402	3,879,694

Loss before other expenses	(2,350,777)	(1,002,205)	(3,460,839)	(3,378,960)
Equity losses from Blizzard Genomics	(128,348)	—	(128,348)
Net loss	$(2,479,125)	$(1,002,205)	$(3,589,187)	$(3,378,960)

Basic and diluted (loss) per common share	$(0.13)	$(0.10)	$(0.25)	$(0.33)

Basic and diluted weighted average shares outstanding	19,611,449	10,272,343	14,148,668	10,202,806

See accompanying notes.

CYTRX CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Period Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,589,187)	$(3,378,960)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity losses from Blizzard Genomics	128,348	—
Depreciation and amortization	734,361	439,687
Stock option and warrant expense	229,550	1,183,891
Net change in assets and liabilities	(683,804)	(550,353)

Total adjustments	408,455	1,073,225

Net cash used by operating activities	(3,180,732)	(2,305,735)
Cash flows from investing activities:
Capital retirements, net	31,347	—

Net cash provided by investing activities	31,347	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	628,496	403,468
Net cash paid for acquisition of Global Genomics Capital	(626,140)	—

Net cash provided by financing activities	2,356	403,468

Net decrease in cash and cash equivalents	(3,147,029)	(1,902,267)
Cash and cash equivalents at beginning of period	5,272,914	3,779,376

Cash and cash equivalents at end of period	$2,125,885	$1,877,109

See accompanying notes.

CYTRX CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

1.       Description of Company and Basis of Presentation

          CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical company focused on the commercialization of high-value human therapeutics. The Company’s research and development activities have included CRL-5861 (FLOCOR), an intravenous agent for treatment of acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based vaccines. CytRx has licensed TranzFect to Merck & Co., Inc. for use in Merck’s efforts to develop DNA-based vaccines for HIV and three other infectious diseases. All other uses of TranzFect for enhancement of viral or non-viral delivery of polynucleotides (such as DNA and RNA) were recently licensed to Vical, Incorporated. CytRx also has a technology portfolio with potential opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery, gene therapy and food animal feed additives.

          On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., which became a wholly-owned subsidiary of the Company and was renamed GGC Pharmaceuticals, Inc. (“GGC”) (see Note 2.) GGC is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc., a central nervous system genomics company in San Diego, California. Blizzard Genomics, Inc. is developing instrumentation, software, and consumable supplies (including patent-pending “T-Chip” and “Contact” technologies) for the genomics industry. GGC expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses. These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology. Psynomics, Inc. is a genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases and has rights to access a significant database of patient data and corresponding tissue samples. The Company records its portion of the losses in Blizzard Genomics on the equity method.

          The accompanying condensed consolidated financial statements at September 30, 2002 and for the three month and nine month periods ended September 30, 2002 and 2001 include the accounts of CytRx together with its subsidiary and are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented.  Actual results could differ from these estimates.  All significant intercompany transactions have been eliminated.  Interim results are not necessarily indicative of results for a full year.  The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2001.

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

          The transaction was closed on July 19, 2002, after approval by the shareholders of each company and satisfaction of other customary closing conditions. Pursuant to the merger agreement, each outstanding share of common stock of GGC was converted into .765967 shares of the Company's Common Stock. The merger resulted in the issuance of 8,948,204 shares of CytRx Common Stock and options and warrants to purchase 1,014,677 shares of CytRx Common Stock to the former security holders of GGC, with 498,144 of the CytRx shares being held in escrow and subject to cancellation in whole or in part to satisfy any indemnification claims made by the Company under the merger agreement. CytRx issued an additional 548,330 shares of its Common Stock for investment banking and legal fees as part of the merger.

          The merger was accounted for as a purchase by CytRx of a group of assets of GGC in a transaction other than a business combination. Because the current activities of GGC are focused on the development of a business rather than the operation of a business and planned principal operations of GGC have not yet commenced, GGC is considered a development-stage company. The purchase price was determined in accordance with Statement of Financial Accounting Standards No. 141 – Business Combinations (“FAS 141”) and Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“FAS 142”).  The total purchase price of $7,481,239 including the transaction costs of approximately $971,869 has been allocated based on the relative fair market values of the assets acquired and the liabilities assumed.

          The preliminary purchase price allocation, which is subject to adjustment when transaction costs have been finalized, is as follows:

Current assets	$32,229
Other long-term assets	1,043,888
Investment in Blizzard Genomics technologies-Acquired development technology	6,277,338
In process R&D (recognized as expense)	67,318
Less: Liabilities assumed	(56,283)

Total purchase price	$7,481,239

        The in process research and development was recorded as a charge for acquired incomplete research and development in the accompanying statement of operations and relates primarily to GGC's investment in Psynomics, Inc. The acquired developed technology primarily represents the Company's investment in Blizzard Genomics. The acquired technology is being amortized over a period of ten years.

          The following table presents unaudited pro forma operating results for the nine months ended September 30, 2002 and 2001, as if the acquisition of GGC had occurred on January 1 of each period.

	2002	2001

Revenues	$1,255,563	$500,734
Net loss	(3,943,510)	(4,434,175)
Net loss per share	(0.19)	(0.23)

3.       Severance Payments to Officers

          The terms of CytRx’s merger with GGC (see Note 2) contemplated that GGC’s management team would replace that of CytRx’s subsequent to the closing of the merger. On July 16, 2002, CytRx terminated the employment of all of its then current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000. Prior to the merger closing date, CytRx advanced part of these amounts to three of its officers, such that the total remaining obligation at the closing date was $1,147,000. Additionally, four officers agreed to accept an aggregate total of $177,000 of such amount in the form of CytRx Common Stock in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout subsequent to the merger in satisfaction of these obligations was $1,002,000, before taxes. The severance payments and fair value of the shares issued were recognized as expense during the third quarter of 2002.

4. Other Assets

     Included in other assets is a directors and officers liability policy that provides coverage for the former management and board of directors of the Company for a period of six years. The cost of the policy was $275,000. A portion of the cost has been reclassified to other current assets.

5.       Segment Reporting

(in thousands)	Product Development	Recruiting Services *	Total

Three Months Ended September 30, 2002
Sales to external customers	$—	$—	$—
Intersegment sales	—	—	—
License fee income	1	—	1
Interest income	21	—	21
Grant & other income	17	—	17
Interest expense	—	—	—
Depreciation and amortization	362	—	362
Stock option and warrant expense	118	—	118
Segment profit (loss)	(2,480)	—	(2,480)
Total assets	10,927	—	10,927
Capital expenditures	—	—	—
Three Months Ended September 30, 2001
Sales to external customers	—	28	28
Intersegment sales	—	—	—
License fee income	—	—	—
Interest income	32	—	32
Grant & other income	104	—	104
Interest expense	—	—	—
Depreciation and amortization	147	—	147
Stock option and warrant expense	392	—	392
Segment profit (loss)	(1,002)	—	(1,002)
Total assets	4,427	—	4,427
Capital expenditures	—	—	—
Nine Months Ended September 30, 2002
Sales to external customers	$—	$22	$22
Intersegment sales	—	—	—
License fee income	1,001	—	1,001
Interest income	83	—	83
Grant & other income	149	—	149
Interest expense	—	—	—
Depreciation and amortization	737	—	737
Stock option and warrant expense	260	—	260
Segment profit (loss)	(3,595)	5	(3,590)
Total assets	10,927	—	10,927
Capital expenditures	—	—	—

*	The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

5.       Segment Reporting (continued)

(in thousands)	Product Development	Recruiting Services *	Total

Nine Months Ended September 30, 2001
Sales to external customers	—	64	64
Intersegment sales	—	—	—
License fee income	—	—	—
Interest income	136	—	136
Grant & other income	300	—	300
Interest expense	—	—	—
Depreciation and amortization	440	—	440
Stock option and warrant expense	1,184	—	1,184
Segment profit (loss)	(3,381)	2	(3,379)
Total assets	4,427	—	4,427
Capital expenditures	—	—	—

*	The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

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

Liquidity and Capital Resources

          At September 30, 2002, we had cash and cash equivalents of $2.1 million and net assets of $10.5 million, compared to $5.3 million and $6.6 million, respectively, at December 31, 2001. Working capital totaled $1.8 million at September 30, 2002, compared to $4.4 million at December 31, 2001.

          On December 7, 2001, we entered into a license agreement with Vical Incorporated granting Vical exclusive, worldwide rights to use or sublicense our TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides (such as DNA and RNA) in all preventive and therapeutic human and animal health applications, except for (1) four infectious disease vaccine targets previously licensed by CytRx to Merck & Co., Inc., and (2) DNA vaccines or therapeutics based on prostate-specific membrane antigen (PSMA). In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. Under the Vical license, we received an up-front payment of $3,750,000 and have the potential to receive milestone and royalty payments in the future based on criteria described in the agreement. Restrictions in the Vical license prevent us from disclosing certain of its terms, including some of the specific terms of the potential milestone and royalty payments. Vical will also pay us an annual maintenance payment of between $50,000 and $100,000 until the first product approval. Maintenance payments are creditable against future royalties. Vical may terminate the license at any time upon 90 days written notice. All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

          In November 2000, we entered into an exclusive, worldwide license agreement with Merck whereby we granted to Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV. For the license to the TranzFect technology to treat the first disease target, Merck paid us a signature payment of $2 million. In addition, in February 2002, Merck paid us a $1 million milestone fee related to the commencement by Merck of the first U.S. Food and Drug Administration Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV. Merck may pay us additional milestone and product approval payments in the future of up to $3 million as they develop the product. Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay a royalty to us of 1% on net sales of products incorporating TranzFect for the first disease target. If Merck chooses to pursue development of the TranzFect technology to treat the three additional disease targets, Merck will make a series of milestone and product approval payments to us totaling up to $2,850,000 for each target. If and when sales of products incorporating TranzFect for the three additional disease targets commence, we will receive royalties of between 2 and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay us an additional royalty of 1% on net sales of products incorporating TranzFect for these additional disease targets. Merck will also pay us an annual fee of between $50,000 and $100,000 until the first product approval for one of the three additional disease targets. Merck may terminate the license at any time upon 90 days written notice. All amounts paid to us are non-refundable upon termination and require no additional effort on our part.

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

          Since October 2001 we have sought government support for additional clinical studies of CRL-5861 (FLOCOR) in sickle cell disease. Based on the encouraging results we observed in children in the previous Phase III clinical study of CRL-5861, we collaborated with a consortium of pediatric hematology centers led by Johns Hopkins University School of Medicine to design a follow-up Phase III trial to further investigate CRL-5861 in children with sickle cell crisis. In October 2001, Johns Hopkins University School of Medicine, in cooperation with the Maryland Medical Research Institute, submitted grant applications to the National Heart, Lung and Blood Institute (“NHLBI”) of the National Institutes of Health for financial support of the trial. On June 3, 2002, CytRx was informed the grant to fund a portion of the anticipated costs of the Phase III trial to further investigate FLOCOR was not approved. We now intend to focus our efforts on outlicensing this compound for any or all indications. The costs of the Phase III sickle cell trial and the development and clinical testing costs for other indications for FLOCOR are expected to be substantial. There can be no assurance that we will be able to identify parties that are willing and able to enter into such licensing arrangements on terms that are satisfactory to us. Any potential licensee for the sickle cell indication may consider a possible resubmission of the grant application for consideration by the NHLBI during its next grant review cycle. There is, however, no guarantee that such a submission will occur. Further, even if the grant application is resubmitted, there can be no assurance that the NHLBI will award any grant, or that, if awarded, our licensees would have adequate funding to complete the required testing and development. In the event that we are unsuccessful in licensing the compound, we may be required to reduce the carrying value of some of our assets.

          CytRx terminated the employment of all of its then current officers on July 16, 2002, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000. Prior to the merger closing date, CytRx advanced part of these amounts to three of its officers, such that the total remaining obligation at the closing date was $1,147,000. Additionally, four officers agreed to accept an aggregate total of $177,000 of such amount in the form of CytRx Common Stock in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes.

          We continue to make lease payments of $16,800 per month on our former offices in Atlanta. We are seeking to sublease this facility which would cover a portion of the costs.

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

Results of Operations

          We recorded net losses of $2,479,000 and $3,589,000 for the three month and nine month periods ended September 30, 2002 as compared to $1,002,000 and $3,379,000 for the same periods in 2001.

          From 1996 to February 2002, we marketed the services of a small group of human resource professionals to third parties under the name of Spectrum Recruitment Research (“Spectrum”) as a way of offsetting our cost of maintaining this function. Service revenues related to Spectrum were $0 and $22,000 during the three month and nine month periods ended

September 30, 2002, as compared to $28,000 and $64,000 during the three month and nine month periods ended September 30, 2001. Cost of service revenues were $0 and $11,000 during the three month and nine month periods ended September 30, 2002, as compared to $21,000 and $40,000 during the three month and nine month periods ended September 30, 2001. In February 2002 CytRx terminated the operations of Spectrum and transferred the rights to use the Spectrum tradenames to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx (Spectrum) employees.

          License fee income was $1,000 and $1,001,000 during the three months and nine months ended September 30, 2002. There was no license fee income recorded during the three or nine month periods ended September 30, 2001. License fees for 2002 consist of a milestone fee received from Merck during the first quarter related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

          Interest income was $21,000 and $83,000 during the three month and nine month periods ended September 30, 2002, as compared to $32,000 and $136,000 for the same periods in 2001. The variance between years generally corresponds to fluctuating cash and investment balances. Grant income was $0 and $46,000 during the three month and nine month periods ended September 30, 2002, as compared to $47,000 and $142,000 for the same periods in 2001. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized. The decrease in grant income results at least in part from the the modification in corporate business strategy subsequent to our merger. Other income was $17,000 and $103,000 during the three month and nine month periods ended September 30, 2002 as compared to $58,000 and $158,000 for the same periods in 2001. Other income primarily consists of sublease revenues.

         Research and development expenditures were $67,000 and $743,000 during the three month and nine month periods ended September 30, 2002, as compared to $384,000 and $1,321,000 for the same periods in 2001. Research and development expenditures for all periods primarily relate to our development activities for CRL-5861 (FLOCOR). The reduction in research and development expense during 2002 is attributable in part to the modification of our corporate business strategy, made after our merger with GGC, such that we do not presently intend to pursue additional research and development efforts for any of our existing technologies other than through partnering or out-licensing from outside parties (see discussion under "Liquidity and Capital Resources").

         In connection with our merger with GGC, we terminated the services of all of our then current officers on July 16, 2002, resulting in total expenses recognized for severance, stay bonuses, accrued vacation and other contractual payments of approximately $1,394,000.

         Selling, general and administrative expenditures were $457,000 and $1,721,000 during the three and nine month periods ended September 30, 2002, as compared to $615,000 and $2,079,000 for the same periods in 2001. Included in selling, general and administrative expeses were $27,000 for the three month and nine month periods ended September 30, 2002 that we paid to Kriegsman Capital Group, which is an affiliate of our Chief Executive Officer and largest shareholder, for our office headquarters space and certain administrative services provided to us by Kriegsman Capital Group. The amount of this payment is based on an allocation of rental expense and other expenses between Kriegsman Capital Group and us and may vary in future periods depending upon our usage of these facilities and services. During each of the periods, certain vesting criteria of employee and consultant options and warrants were achieved, resulting in aggregate non-cash charges of $118,000 and $260,000, during the three and nine month periods ended September 30, 2002 and $392,000 and $1,184,000 during the same periods in 2001. Additionally, during the first quarter of 2002, as a result of our agreement to merge with GGC (See "Liquidity and Capital Resources"), we paid Jack Luchese, our then President and Chief Executive Officer, a "success bonus" of approximately $435,000 pursuant to his employment agreement. In order to conserve the Company's cash resources, at the Company's request Mr. Luchese agreed to accept $325,000 of the amount in CytRx stock rather than cash. The number of shares issued to Mr. Luchese were calculated based upon a price per share equal to 85% of the volume-weighted average price per share for the 20 trading days preceding Mr. Luchese's commitment to accept shares in lieu of cash. The total expense we recorded was approximately $428,000.

          The Company records its portion of the loss in Blizzard on the equity method. The losses were $128,000 during the three and nine month periods ended September 30, 2002.

Risk Factors

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

          We have incurred significant losses over the past five calendar years and for the first six months of 2002, primarily as the result of our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, as we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take an extended period of time for us to generate recurring revenues. We anticipate that it will take at least several years before the development of any of our licensed or other products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations.

          Although we generated $3,751,000 in revenues from milestone payments from our licensees during 2001 and $1,001,000 (on an unaudited basis) from these sources during the nine months ended September 30, 2002, we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

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

Our Limited Financial Resources May Adversely Impact Our Ability to Execute Certain Strategic Initiatives

          On September 30, 2002 we had (on an unaudited basis) approximately $2.1 million in cash and cash equivalents and approximately $1.8 million in working capital. Our recently modified product development strategy calls for seeking strategic alliances, licensing agreements or other collaborative arrangements with larger pharmaceutical companies to complete the development of FLOCOR and our other products, and we will not continue any further FLOCOR development work on our own in the meantime. We also will seek to acquire products from third parties that already are being marketed. Although we believe this strategy will enhance our ability to achieve profitability, our lack of substantial available funds may make it difficult for us to acquire new products or to adopt other strategic initiatives in the future, such as acquiring or developing a marketing organization for our products or resuming internal development work on our products.

Our Recent Acquisition of GGC May Place Additional Financial and Operational Burdens on Us.

          In July 2002, we acquired GGC through a merger. GGC is a development stage company that, to date, has not generated any operating revenue, does not expect to generate any revenues in the foreseeable future and has operated at a loss since its organization in May 2000. We have moved our headquarters in connection with the merger to Los Angeles, California while we continue to incur a substantial lease expense for our prior headquarters in Norcross, Georgia. We may be unable to substantially mitigate the future rental expense for our prior headquarters by terminating the lease for or subleasing this space.

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

If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Terminate Our Operations

          Each of our products is in the development stage and must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees currently anticipate due to numerous factors such as:

•	difficulty in securing centers to conduct trials

•	difficulty in enrolling patients in conformity with required protocols or projected timelines

•	unexpected adverse reactions by patients in trials

•	difficulty in obtaining clinical supplies of the product

•	changes in the FDA’s requirements for our testing during the course of that testing

•	inability to generate statistically significant data confirming the efficacy of the product being tested

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

If Blizzard Genomics Fails to Successfully Commercialize Its Products, the Value of Our Assets Will Be Adversely Impacted

          Blizzard Genomics, Inc., which is GGC’s principal portfolio company, has not yet commercialized any of its products. Although Blizzard Genomics plans to introduce its first product, the I-Scan Imager™, a low cost DNA chip reader, in the first half of 2003 and its second product, its T-Chip™ technology, in the second half of 2003, it may experience delays in completing the development of or commercially launching these products. We do not intend to provide any of the additional financing that Blizzard Genomics will require to complete the development and commercial launch of these products, and Blizzard Genomics may be unable to obtain such financing from other third parties at all or only on terms that could be highly dilutive to our ownership interest in that company. These products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future. Blizzard Genomics is the licensee of several U.S. patents, and is seeking additional patent protection for its products and technologies. There can be no assurance, however, that the company will be able to secure sufficient patent coverage for its products and technologies. The failure of Blizzard Genomics to successfully commercialize its products would require us to write down or write off on our balance sheet the substantial carrying value of GGC’s investment in that company as part of our assets, which would have a materially adverse effect on our stockholders’ equity.

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

As a result, these competitors may:

•	Succeed in developing competitive products earlier than we or our strategic partners or licensees do

•	Obtain approvals for such products from the FDA or other regulatory agencies more rapidly than we or our strategic partners or licensees do

•	Obtain patents that block or otherwise inhibit the development and commercialization of our product candidates

•	Develop treatments or cures that are safer or more effective than those we propose for our products

•	Devote greater resources to marketing or selling their products

•	Introduce or adapt more quickly to new technologies or scientific advances

•	Introduce products that make the continued development of our product candidates uneconomical

•	Withstand price competition more successfully than our strategic partners or licensees can

•	More effectively negotiate third-party strategic alliances or licensing arrangements

•	Take advantage of product acquisition or other opportunities more readily than we can

We Depend on a Limited Number of Suppliers for an Adequate Supply of Materials, Which May Negatively Affect Our Ability to Manufacture Our Products

          We require three suppliers of materials or services to manufacture FLOCOR. These consist of a supplier of poloxamer 188, which is the raw material used to manufacture FLOCOR (the raw drug substance), a manufacturer who can refine the raw drug substance to our specifications (the purified drug substance), and a manufacturer who can mix the purified drug substance with other inactive ingredients in a sterile environment to produce the final dosage form of FLOCOR. Our inability to maintain relationships with those suppliers or the inability of any licensee of FLOCOR to maintain these relationships or provide other suitable manufacturing relationships could result in lengthy delays in the FDA and other regulatory agencies approval processes, causing us or our licensee to incur substantial unanticipated costs and delays or an inability to produce, market and distribute our product. Organichem, Corp., which is to provide us with commercial supplies of FLOCOR purified drug substance, has advised us that it does not intend to renew our agreement when it expires in December 2003. If Organichem were to renew a previous assertion by it that we were in breach of this agreement and terminate it prior to December 2003, we could be required to accelerate the write-off of certain of our depreciable assets associated with this contract (which were valued at approximately $1,100,000 as of September 30, 2002).

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

Our Common Stock May Be Delisted From Nasdaq, Which Could Adversely Affect the Trading Market For and Value of Our Common Stock.

          Our ability to continue to have our common stock listed on the Nasdaq SmallCap Market depends on our satisfying applicable Nasdaq listing criteria. We have been unable to maintain compliance with Nasdaq’s $1 minimum closing bid requirement and failed to come back into compliance with this requirement by Nasdaq’s deadline of August 13, 2002. However, we did receive a 180-day grace period until February 13, 2003, due to compliance with the Nasdaq’s core listing requirements (including shareholders equity of at least $5,000,000). If our common stock is delisted from the Nasdaq Small Cap Market, an active trading market for our common stock may cease to exist and the delisting could materially and adversely impact the market value of our common stock.

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

Our Outstanding Options and Warrants and the Registration of Our Shares Issued in the Global Genomics Merger May Adversely Affect the Trading Price of Our Common Stock

          As of November 14, 2002, there were 6,731,656 shares of our common stock reserved for issuance upon the exercise of outstanding stock options and warrants at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

          We recently filed a registration statement covering the 8,948,204 shares of our common stock issued and the 1,014,677 shares of our common stock issuable upon exercise of options and warrants assumed by us in connection with the GGC merger as well as the resale of 548,330 other shares that we have issued and warrants to purchase 1,522,492 shares that are otherwise outstanding. The availability for public resale of these shares could adversely affect the trading price of our common stock.

We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock

          The market price of our common stock has experienced significant volatility in the past and may continue to experience significant volatility from time to time. Our stock price has ranged from $0.26 to $6.44 over the past five years. Factors such as the following may affect such volatility:

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

          Our financial instruments that are sensitive to changes in interest rates are our investments. As of September 30, 2002, we held no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.

Item 4. – Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer and interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 11, 2002, has concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, would be made known to him by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

          Changes in Internal Controls: Our management changed on July 16, 2002 in connection with the merger with GGC. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the November 11, 2002 date of their evaluation.

PART II – OTHER INFORMATION

Item 2. – Changes in Securities and Use of Proceeds

         In July 2002, we issued a warrant to Corporate Consulting International Group to purchase 250,000 shares of our common stock at $.58 per share at any time prior to July 20, 2004. The warrants were issued as partial consideration for certain financial public relations services provided to us by Corporate Consulting International Group. The warrants were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

         In July 2002, we issued a total of 448,330 shares of our common stock to five affiliates, executives and employees of Cappello Capital Corp. in consideration of investment banking services provided to us by Cappello Capital Corp. in connection with the GGC merger. In July 2002, we also issued 100,000 shares of our common stock to Wasserman, Comden, Casselman & Pearson LLP in cancellation of all amounts owed by GGC to that law firm for legal services rendered by that law firm to GGC through the time of the merger. The shares were issued to the affiliates, executives and employees of Cappello Capital Corp. and to Wasserman, Comden, Casselman & Pearson LLP in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

         In September 2002, we sold 50,000 shares of our common stock for $500 to Madison & Wall Worldwide, Inc. upon their exercise of a warrant previously issued to them in consideration of certain financial public relations services that they provided to us. The shares were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

Item 4. – Submission of Matters to a Vote of Security Holders

          At our annual meeting of stockholders held on July 16, 2002, Raymond C. Carnahan, Jr. and Herbert H. McDade, Jr. were re-elected to our Board of Directors as Class II directors.  There were 9,489,152 shares voted for and 523,874 shares withheld for each of Mr. Carnahan and Mr. McDade.  Jack Luchese resigned as a director on July 16, 2002, and Max Link and Alexander L. Cappello continue to serve as Class III directors.  Following the annual stockholders meeting, our Board of Directors appointed Steven A. Kriegsman as a Class II director and Dr. Louis Ignarro.

and Dr. Joseph Rubinfeld as Class I directors.  The terms of the Class I, II and III directors expire at the annual stockholders meetings for fiscal years 2004, 2005 and 2003, respectively.

          The stockholders also voted at our annual meeting of stockholders to approve issuance of our shares of common stock in connection with the GGC merger, with 4,795,439 shares voted for, 449,452 shares voted against and 54,795 shares abstaining.

          A proposal voted on by our stockholders at our annual meeting to amend our certificate of incorporation to change our name to Global Therapeutics, Inc. if the GGC merger was completed was not approved, with 4,934,242 shares voted for, 311,449 shares voted against and 53,995 shares abstaining.

          The stockholders voted at our annual meeting of stockholders to approve certain amendments to our 2000 Long-Term Incentive Plan, including an increase in the number of shares of common stock available under the Plan from 1,000,000 to 3,000,000, with 4,053,860 shares voted in favor, 4,053,860 shares voted against and 104,870 shares abstaining.

          At our annual meeting of stockholders, the stockholders also ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002, with 9,874,717 shares voted in favor, 86,214 shares voted against and 52,095 shares abstaining.

Item 6. – Exhibits and Reports on Form 8-K

(a)     Exhibits:

          The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)     Reports on Form 8-K:

          On August 1, 2002 we filed a Form 8-K disclosing the completion of our acquisition of Global Genomics Capital, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION
(Registrant)
Date:	November 14 , 2002	By:	/s/ Steven A. Kriegsman

Steven A. Kriegsman
Chief Executive Officer and Interim Chief Financial Officer

CERTIFICATION

I, Steven A. Kriegsman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CytRx Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman Chief Executive Officer and President

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Warrant issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting/Engagement Letter dated July 20, 2002.

10.1	Amended and Restated Employment Agreement dated as of May 2002 between CytRx Corporation and Steven A. Kriegsman.

10.2	Extension of Financial advisory agreement between CytRx Corporation and Cappello Capital Corp. dated January 1, 2002.

10.3	Agreement between Kriegsman Capital Group and CytRx Corporation dated February 11, 2002 regarding office space rental.

10.4	Marketing Agreement with Madison & Wall Worldwide, Inc. dated August 14, 2002.

10.5	Non-exclusive financial advisory agreement between CytRx and Sands Brothers & Co., Ltd. dated September 12, 2002.