Form 10-Q/A
period 2002-06-30
CYTRX CORP
filed 2003-03-31
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-15327

CYTRX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd. Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(310) 826-5648

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 13, 2002:  21,459,810.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.          Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical company focused on the development and commercialization of high-value human therapeutics.  The Company’s current research and development activities include CRL-5861 (FLOCOR), an intravenous agent for treatment of acute vaso-occlusive disorders (a blockage of blood flow caused by deformed or “sickled” red blood cells that can cause intense pain in sickle cell disease patients), and TranzFect, a delivery technology for DNA-based vaccines.  CytRx has licensed TranzFect to Merck & Co., Inc. for use in Merck’s efforts to develop DNA-based vaccines for HIV and three other infectious diseases.  All other uses of TranzFect for enhancement of viral or non-viral delivery of polynucleotides (such as DNA and RNA) were recently licensed to Vical, Incorporated.  CytRx also has a technology portfolio with potential opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery, gene therapy and food animal feed additives.

On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., which became a wholly-owned subsidiary of the Company and was renamed GGC Pharmaceuticals, Inc. (“GGC”) (see Note 2.) GGC is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc., a central nervous system genomics company in San Diego, California.  Blizzard Genomics, Inc. is developing instrumentation, software, and consumable supplies (including patent-pending “T-Chip” and “Contact” technologies) for the genomics industry.  GGC expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses.  These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology.  Psynomics, Inc. is a genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases and has rights to access a significant database of patient data and corresponding tissue samples. Since the merger with GGC closed in July 2002, the Company’s accompanying financial statements do not include the effects of the merger.

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

Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding.  Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive.  Common share equivalents which could potentially dilute basic earnings per share in the future and which were excluded from the computation of diluted loss per share totaled approximately 5,490,000 shares at June 30, 2002.

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

In April 2000, we entered into a private equity line of credit agreement with Majorlink Holdings Limited (“Majorlink”) whereby we have the right to put shares of our common stock to Majorlink from time to time to raise up to $5,000,000, subject to the conditions and restrictions included in the agreement, primarily as a function of trading volume and price of our stock.  Our ability to raise significant funds through this mechanism is subject to a number of risks and uncertainties, including stock market conditions affecting the trading price and volume of our stock and our ability to obtain and maintain an effective registration of the related shares with the Securities and Exchange Commission.  To date, we have not exercised our right to sell shares under this agreement (which expires in early 2003), and there can be no assurances that we would be able to raise significant funds through this mechanism should we seek to do so.

Since October 2001 we have sought government support for additional clinical studies of CRL-5861 (FLOCOR) in sickle cell disease.  Based on the encouraging results we observed in children in the previous Phase III clinical study of CRL-5861, we collaborated with a consortium of pediatric hematology centers led by Johns Hopkins University School of Medicine to design a follow-up Phase III trial to further investigate CRL-5861 in children with sickle cell crisis.  In October 2001, Johns Hopkins University School of Medicine, in cooperation with the Maryland Medical Research Institute, submitted grant applications to the National Heart, Lung and Blood Institute (“NHLBI”) of the National Institutes of Health for financial support of the trial.  On June 3, 2002, CytRx was informed the grant to fund a portion of the anticipated costs of the Phase III trial to further investigate FLOCOR was not approved.  We now intend to focus our efforts on outlicensing this compound for any or all indications.  The costs of the Phase III sickle cell trial and the development and clinical testing costs for other indications for FLOCOR are expected to be substantial.  There can be no assurance that we will be able to identify parties that are willing and able to enter into such licensing arrangements on terms that are satisfactory to us.  Any potential licensee for the sickle cell indication may consider a possible resubmission of the grant application for consideration by the NHLBI during its next grant review cycle.  There is, however, no guarantee that such a submission will occur.  Further, even if the grant application is resubmitted, there can be no assurance that the NHLBI will award any grant, or that, if awarded, the Company or its licensees would have adequate funding to complete the required testing and development.  In the event that we are unsuccessful in licensing the compound, we may be required to reduce the carrying value of certain of our depreciable assets relating to our contract with Organichem Corp. for the manufacture of FLOCOR (including equipment that we own located at Organichem’s facility).  We valued these assets on our balance sheet (net of accumulated depreciation) at approximately $1,700,000 as of December 31, 2001 and $1,300,000 as of June 30, 2002.  As of June 30, 2002, we evaluated the status of these assets in light of our continued efforts to secure government funding and/or a strategic partner for the development of FLOCOR, and determined that no impairment charge was necessary at that time.

We terminated the employment of all of our then current officers on July 16, 2002, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,363,000.  Prior to the merger closing date, we advanced part of these amounts to three of our officers, such that the total remaining obligation at the closing date was $1,147,000.  Additionally, four officers agreed to accept an aggregate total of $145,000 of such amount in the form of our Common Stock in lieu of cash, resulting in the issuance of 248,799 shares.  Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes.

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

PART II – OTHER INFORMATION

Item 5.	Other Information

On August 13, 2002, we issued a press release announcing a change in our strategic plans to shift our focus to licensing and strategic alliances for the development and marketing of our products.  The press release is filed as an exhibit herewith and is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits -

Exhibit Number	Description

2.1	First Amendment to Agreement and Plan of Merger dated May 22, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.(1)
10.1	Form of Stock Restriction and Registration Rights Agreement, dated as of July 16, 2002, entered into between the Company and the former shareholders of Global Genomics Capital, Inc.(2)
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
99.2	Press Release dated August 13, 2002 outlining CytRx strategic plans (3)
99.3	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Proxy Statement No. 000-15327 filed June 11, 2002.
(2)	Incorporated by reference to the Company’s Form 8-K filed August 1, 2002.
(3)	Previously filed with the Company’s Form 10-Q for the period ended June 30, 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION
(Registrant)

Date: March 31, 2003	By:	/s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman Chief Executive Officer and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	First Amendment to Agreement and Plan of Merger dated May 22, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.(1)
10.1	Form of Stock Restriction and Registration Rights Agreement, dated as of July 16, 2002, entered into between the Company and the former shareholders of Global Genomics Capital, Inc.(2)
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
99.2	Press Release dated August 13, 2002 outlining CytRx strategic plans. (3)
99.3	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Proxy Statement No. 000-15327 filed June 11, 2002.
(2)	Incorporated by reference to the Company’s Form 8-K filed August 1, 2002.
(3)	Previously filed with the Company’s Form 10-Q for the period ended June 30, 2002.