Form 10-Q/A
period 2002-09-30
CYTRX CORP
filed 2003-03-31
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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

Yes ☒	No ☐

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 14, 2002:  21,510,111.

CYTRX CORPORATION

Form 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTRX CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,125,885	$5,272,914
Accounts receivable, net	20,572	28,000
Current portion of note receivable	131,966	122,467
Other current assets	168,144	23,238

Total current assets	2,446,567	5,446,619
Property and equipment, net	1,110,798	1,745,728
Other assets:
Note receivable	265,053	365,249
Acquired developed technology (Note 2)	6,993,501	—
Other assets	262,398	53,000

Total other assets	7,520,952	418,249

Total assets	$11,078,317	$7,610,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,700	$178,777
Accrued liabilities and deferred income	519,520	849,068

Total current liabilities	600,220	1,027,845
Commitments and Contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 22,143,927 and 11,459,012 shares issued at September 30, 2002 and December 31, 2001, respectively	22,144	11,459
Additional paid-in capital	82,173,839	74,632,292
Treasury stock, at cost (633,816 shares held at September 30, 2002 and December 31, 2001)	(2,279,238)	(2,279,238)
Accumulated deficit	(69,438,648)	(65,781,762)

Total stockholders’ equity	10,478,097	6,582,751

Total liabilities and stockholders’ equity	$11,078,317	$7,610,596

See accompanying notes.

CYTRX CORPORATIONAND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Service revenues	$—	$28,140	$22,453	$64,219
License fees	1,000	—	1,001,000	—
Interest income	21,167	31,598	82,837	136,304
Grant income	—	46,584	46,144	141,876
Other	17,168	57,818	103,129	158,335

Total revenues	39,335	164,140	1,255,563	500,734
Expenses:
Cost of service revenues	—	20,761	11,287	39,972
Research and development	78,394	384,084	754,202	1,320,809
Severance payments to officers	1,394,447	—	1,394,447	—
Merger related costs	112,000	—	112,000	—
Selling, general and administrative	456,888	614,938	1,721,181	2,079,226
Depreciation and amortization	359,459	146,562	734,361	439,687

Total expenses	2,401,188	1,166,345	4,727,478	3,879,694

Loss before other expenses	(2,361,853)	(1,002,205)	(3,471,915)	(3,378,960)
Equity losses from Blizzard Genomics	(184,971)	—	(184,971)	—

Net Loss	(2,546,824)	(1,002,205)	(3,656,886)	(3,378,960)

Basic and diluted (loss) per common share	$(0.13)	$(0.10)	$(0.26)	$(0.33)

Basic and diluted weighted average shares outstanding	19,611,449	10,272,343	14,148,668	10,202,806

See accompanying notes.

CYTRX CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Period Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,656,886)	$(3,378,960)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity losses from Blizzard Genomics	184,971	—
Depreciation and amortization	734,361	439,687
Stock option and warrant expense	229,550	1,183,891
Net change in assets and liabilities	(683,804)	(550,353)

Total adjustments	465,078	1,073,225

Net cash used by operating activities	(3,191,808)	(2,305,735)
Cash flows from investing activities:
Capital retirements, net	31,347	—

Net cash provided by investing activities	31,347	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	628,496	403,468
Net cash paid for acquisition of Global Genomics Capital	(615,064)	—

Net cash provided by financing activities	13,432	403,468

Net decrease in cash and cash equivalents	(3,147,029)	(1,902,267)
Cash and cash equivalents at beginning of period	5,272,914	3,779,376

Cash and cash equivalents at end of period	$2,125,885	$1,877,109

See accompanying notes.

CYTRX CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

1.	Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical company focused on the commercialization of high-value human therapeutics. The Company’s research and development activities have included CRL-5861 (FLOCOR), an intravenous agent for treatment of acute vaso-occlusive disorders (a blockage of blood flow caused by deformed or “sickled” red blood cells that can cause intense pain in sickle cell disease patients), and TranzFect, a delivery technology for DNA-based vaccines. CytRx has licensed TranzFect to Merck & Co., Inc. for use in Merck’s efforts to develop DNA-based vaccines for HIV and three other infectious diseases. All other uses of TranzFect for enhancement of viral or non-viral delivery of polynucleotides (such as DNA and RNA) were recently licensed to Vical, Incorporated. CytRx also has a technology portfolio with potential opportunities in the areas of muscular dystrophy, cancer, spinal cord injury, vaccine delivery, gene therapy and food animal feed additives.

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

Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding.  Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 6,627,000 shares at September 30, 2002.

2.	Merger with Global Genomics Capital, Inc.

On February 11, 2002, CytRx entered into an agreement whereby the Company agreed to acquire GGC, a privately-held genomics holding company, through a merger of GGC Merger, Inc., a wholly-owned subsidiary of CytRx, into GGC.  CytRx’s primary reasons for the acquisition were to (a) expand its business into the genomics field to diversify its product and technology base, and (b) gain the management and directors of GGC, who may assist CytRx in developing corporate partnerships and acquisition, investment and financing opportunities not previously available to CytRx.  GGC is a development stage genomics holding company that holds a 40% interest in Blizzard Genomics, Inc. (“Blizzard Genomics”) and a 5% ownership interest in Psynomics, Inc. (“Psynomics”).

Blizzard Genomics is developing instrumentation, software and consumable supplies for the growing genomics industry.  Blizzard Genomics is the exclusive sublicensee of a technology that it believes allows for cheaper, faster and more portable analysis of DNA, through the use of its own readers and DNA chips, as compared to other currently available technology.  Subject to having sufficient financial resources, Blizzard Genomics has plans to commercially launch its first product, a chip reader, during the first half of 2003.  Blizzard Genomics’ I-Scan Imager™ chip reader acquires the image of labeled DNA attached to a DNA chip.  It is a portable, flexible, easy-to-use instrument with DNA detection and analysis capabilities that Blizzard Genomics believes are comparable to those of DNA chip readers that are more expensive.  Blizzard Genomics’ T-Chip™ thermal hybridization station produces a stable, reproducible temperature gradient across the surface of the T-Chip™ DNA chip.  This innovation enables researchers and clinicians to use straightforward temperature versus position analyses to detect the smallest changes in a DNA strand.  Most importantly, Blizzard Genomics’ thermal gradient technology can distinguish previously undetectable genetic variants in disease and pathogenic agents.  Since Blizzard Genomics’ current products are primarily for use in research laboratories, they will not need to be approved by the FDA  before they can be marketed.

Psynomics is an early stage psychiatric genomics company.  Psynomics is currently operating as a “virtual company” out of the University of California, San Diego and has had an ongoing research collaboration with its founders at that university.  Psynomics’ short-term goal is to identify the genes that cause common neuropsychiatric diseases, such as bipolar disorder, schizophrenia and depression and to develop diagnostic tests for these diseases.  Initial research by the founders of Psynomics has resulted in patent applications being filed for discoveries in the bipolar disorder area.  Psynomics’ long-term goal is to provide the tools to the pharmaceutical industry to develop novel drug and gene therapy products for neuropsychiatric diseases, but Psynomics has not yet commenced any work in this area.  We do not anticipate that Psynomics will complete the development of any products for commercial marketing within the next several years, at the earliest.  We do not currently intend to allocate additional capital to GGC for it to make further investments in its two existing portfolio companies or in new companies.

The terms of the merger provided for CytRx to acquire all outstanding shares, and rights to acquire shares, of GGC in return for the issuance or reservation for issuance of a maximum of approximately 9,963,000 shares of CytRx Common Stock, subject to adjustment.   The transaction was closed on July 19, 2002, after approval by the shareholders of each company and satisfaction of other customary closing conditions. Pursuant to the merger agreement, each outstanding share of common stock of GGC was converted into .765967 shares of the Company’s Common Stock. The merger resulted in the issuance of 8,948,204 shares of CytRx Common Stock and options and warrants to purchase 1,014,677 shares of CytRx Common Stock to the former security holders of GGC, with 498,144 of the CytRx shares being held in escrow and subject to cancellation in whole or in part to satisfy any indemnification claims made by the Company under the merger agreement. CytRx issued an additional 548,330 shares of its Common Stock for investment banking and legal fees as part of the merger.

The merger was accounted for as a purchase by CytRx of a group of assets of GGC in a transaction other than a business combination and was not considered a reverse acquisition.  CytRx considered the provisions of Statement of Financial Accounting Standards No. 141 – Business Combinations (“FAS 141”) and determined CytRx to be the acquirer for accounting purposes.  Because the current activities of GGC are focused on the development of a business rather than the operation of a business and planned principal operations of GGC have not yet commenced, GGC is considered a development-stage company. The purchase price was determined in accordance with FAS 141 and Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“FAS 142”).  A summary of the determination of the purchase price is as follows:

Issuance of 8,948,204 shares of CytRx common stock at $0.6475 per share	$5,793,962
Fair value of 1,014,677 vested warrants issued to purchase CytRx common stock	598,659
Transaction costs	971,869

Total purchase price	$7,364,490

Since GGC was a development stage company and no goodwill can arise from the purchase of a development stage company, in accordance with the provisions of FAS 141 and FAS 142, all identifiable assets acquired, including identifiable intangible assets, were assigned a portion of the purchase price on the basis of their relative fair values.  To this end, an independent appraisal of GGC’s assets was used as an aid in determining the fair value of the identifiable assets, including identified intangible assets, in allocating the purchase price among the acquired assets.

GGC’s primary assets were its investments in Blizzard Genomics and Psynomics and thus the fair value of each of these entities was determined.  The discounted cash flow approach was used to determine the estimated fair value of the acquired intangible assets of Blizzard Genomics and Psynomics underlying GGC’s investment in each company.  Cash flows were projected for a period of 10 years and were discounted to net present value using discount factors of from 46% to 60%.  Material cash inflows from product sales were projected to begin in 2003.  A summary of the purchase price allocation is as follows:

Current assets	$33,129
Acquired development technology	7,309,250
In process R&D (recognized as expense)	78,394
Less: Liabilities assumed	(56,283)

Total purchase price	$7,364,490

The in process research and development was recorded as a charge for acquired incomplete research and development in the accompanying statement of operations and relates primarily to GGC’s investment in Psynomics.  The acquired developed technology primarily represents values assigned to GGC’s investment in Blizzard Genomics’ I-Scan Imager™ chip reader, T-Chip™ thermal hybridization station and T-Chip™ DNA chip.  The acquired technology is being amortized over a period of ten years.  As of September 30, 2002, accumulated amortization related to the acquired developed technology was $130,778 and amortization expense recorded for the three months ended September 30, 2002 (subsequent to the acquisition date) was $130,778.

The results of operations of GGC for the period July 19, 2002 (date of acquisition) to September 30, 2002 are included in the accompanying condensed consolidated statement of operations.  The following table presents unaudited pro forma operating results for the nine months ended September 30, 2002 and 2001, as if the acquisition of GGC had occurred on January 1 of each period.

	2002	2001

Revenues	$1,255,563	$500,734
Net loss	(3,943,510)	(4,434,175)
Net loss per share	(0.19)	(0.23)

Equity in Losses of Blizzard Genomics.  The Company records its portion of the loss in Blizzard Genomics on the equity method.  For the period July 19, 2002 (date of acquisition of GGC) to September 30, 2002, CytRx recorded $184,971 as its share in the loss of Blizzard Genomics.  This amount is reported as a separate line item in the accompanying consolidated statement of operations.

Summarized income statement information of Blizzard Genomics is as follows:

	July 19, 2002 (date of acquisition) to September 30, 2002

	Total	CytRx’s Share

Revenues	$—	$—
Net loss	$(462,427)	$(184,971)

3.	Severance Payments to Officers

The terms of CytRx’s merger with GGC (see Note 2) contemplated that GGC’s management team would replace that of CytRx’s subsequent to the closing of the merger. On July 16, 2002, CytRx terminated the employment of all of its then current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000. Prior to the merger closing date, CytRx advanced part of these amounts to three of its officers, such that the total remaining obligation at the closing date was $1,179,000.  Additionally, four officers agreed to accept an aggregate total of $177,000 of such amount in the form of CytRx Common Stock in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout subsequent to the merger in satisfaction of these obligations was $1,002,000, before taxes. The severance payments and fair value of the shares issued were recognized as expense during the third quarter of 2002.

4.	Other Assets

Included in other assets is a directors and officers liability policy that provides coverage for the former management and board of directors of the Company for a period of six years. The cost of the policy was $275,000. A portion of the cost has been reclassified to other current assets.

5.	Segment Reporting

(in thousands)	Product Development	Recruiting Services *	Total

Three Months Ended September 30, 2002
Sales to external customers	$—	$—	$—
Intersegment sales	—	—	—
License fee income	1	—	1
Interest income	21	—	21
Grant & other income	17	—	17
Interest expense	—	—	—
Depreciation and amortization	359	—	359
Stock option and warrant expense	88	—	88
Segment profit (loss)	(2,547)	—	(2,547)
Total assets	11,078	—	11,078
Capital expenditures	—	—	—
Three Months Ended September 30, 2001
Sales to external customers	—	28	28
Intersegment sales	—	—	—
License fee income	—	—	—
Interest income	32	—	32
Grant & other income	104	—	104
Interest expense	—	—	—
Depreciation and amortization	147	—	147
Stock option and warrant expense	392	—	392
Segment profit (loss)	(1,002)	—	(1,002)
Total assets	4,427	—	4,427
Capital expenditures	—	—	—
Nine Months Ended September 30, 2002
Sales to external customers	—	22	22
Intersegment sales	—	—	—
License fee income	1,001	—	1,001
Interest income	83	—	83
Grant & other income	149	—	149
Interest expense	—	—	—
Depreciation and amortization	734	—	734
Stock option and warrant expense	230	—	230
Segment profit (loss)	(3,657)	5	(3,652)
Total assets	11,078	—	11,078
Capital expenditures	—	—	—

*	The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

5.	Segment Reporting (continued)

(in thousands)	Product Development	Recruiting Services *	Total

Nine Months Ended September 30, 2001
Sales to external customers	—	64	64
Intersegment sales	—	—	—
License fee income	—	—	—
Interest income	136	—	136
Grant & other income	300	—	300
Interest expense	—	—	—
Depreciation and amortization	440	—	440
Stock option and warrant expense	1,184	—	1,184
Segment profit (loss)	(3,381)	2	(3,379)
Total assets	4,427	—	4,427
Capital expenditures	—	—	—

*	The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

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

Since October 2001 we have sought government support for additional clinical studies of CRL-5861 (FLOCOR) in sickle cell disease. Based on the encouraging results we observed in children in the previous Phase III clinical study of CRL-5861, we collaborated with a consortium of pediatric hematology centers led by Johns Hopkins University School of Medicine to design a follow-up Phase III trial to further investigate CRL-5861 in children with sickle cell crisis. In October 2001, Johns Hopkins University School of Medicine, in cooperation with the Maryland Medical Research Institute, submitted grant applications to the National Heart, Lung and Blood Institute (“NHLBI”) of the National Institutes of Health for financial support of the trial. On June 3, 2002, CytRx was informed the grant to fund a portion of the anticipated costs of the Phase III trial to further investigate FLOCOR was not approved. We now intend to focus our efforts on outlicensing this compound for any or all indications. The costs of the Phase III sickle cell trial and the development and clinical testing costs for other indications for FLOCOR are expected to be substantial. There can be no assurance that we will be able to identify parties that are willing and able to enter into such licensing arrangements on terms that are satisfactory to us. Any potential licensee for the sickle cell indication may consider a possible resubmission of the grant application for consideration by the NHLBI during its next grant review cycle. There is, however, no guarantee that such a submission will occur. Further, even if the grant application is resubmitted, there can be no assurance that the NHLBI will award any grant, or that, if awarded, our licensees would have adequate funding to complete the required testing and development. In the event that we are unsuccessful in licensing the compound, we may be required to reduce the carrying value of certain of our depreciable assets relating to our contract with Organichem Corp. for the manufacture of FLOCOR (including equipment that we own located at Organichem’s facility).  We valued these assets on our balance sheet (net of accumulated depreciation) at approximately $1,700,000 as of December 31, 2001 and $1,100,000 as of September 30, 2002.  As of September 30, 2002, we evaluated the status of these assets in light of our continued efforts to secure a strategic partner for the development of FLOCOR and determined that no impairment charge was necessary at that time.

We terminated the employment of all of our then current officers on July 16, 2002, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000. Prior to the merger closing date, we advanced part of these amounts to three of our officers, such that the total remaining obligation at the closing date was $1,179,000. Additionally, four officers agreed to accept an aggregate total of $177,000 of such amount in the form of our Common Stock in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes.

We continue to make lease payments of $16,800 per month on our former offices in Atlanta. We are seeking to sublease this facility, which would cover a portion of the costs.

Subsequent to our merger with GGC, we have modified our corporate business strategy such that we do not intend to pursue any additional internal research and development efforts for any of our existing technologies. We intend now to focus our efforts on obtaining strategic alliances, license partners or other collaborative arrangements with larger pharmaceutical companies for FLOCOR and additional license partners for TranzFect. Our spending for each of these technologies now will primarily relate to maintaining patents and other agreements as required under our existing license agreements and to support our additional licensing efforts. We may also pursue product acquisition opportunities. Given this change in business strategy, we believe that we will have adequate working capital to allow us to operate through at least late 2003, although we may require additional working capital before this in order to fund any product acquisitions that we consummate. Any additional capital requirements may be provided by the equity line of credit agreement, by potential milestone payments pursuant to the Merck and Vical licenses (which will not be affected by our new business strategy since those payments are dependent solely upon Merck’s and Vical’s internal efforts) or by potential payments from future strategic alliance partners or licensees of FLOCOR or our other existing technologies. However, we may also pursue other sources of capital. The results of our technology licensing efforts and/or the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all.

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

Merger with Global Genomics Capital

On February 11, 2002, we entered into an agreement whereby we agreed to acquire Global Genomics Capital, Inc. (“GGC”), a privately-held genomics holding company, through a merger of GGC Merger, Inc., our wholly-owned subsidiary, into GGC.  GGC is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. (“Blizzard Genomics”) in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc. (“Psynomics”), a central nervous system genomics company in San Diego, California.  Our primary reasons for the acquisition were to (a) expand its business into the genomics field to diversify its product and technology base, and (b) gain the management and directors of GGC who may assist us in developing corporate partnerships and acquisition, investment and financing opportunities not previously available to CytRx.

Blizzard Genomics is developing instrumentation, software and consumable supplies for the growing genomics industry.  Blizzard Genomics is the exclusive sublicensee of a technology that it believes allows for cheaper, faster and more portable analysis of DNA, through the use of its own readers and DNA chips, as compared to other currently available technology.  Subject to having sufficient financial resources, Blizzard Genomics has plans to commercially launch its first product, a chip reader, during the first half of 2003.  Blizzard Genomics’ I-Scan Imager™ chip reader acquires the image of labeled DNA attached to a DNA chip.  It is a portable, flexible, easy-to-use instrument with DNA detection and analysis capabilities that Blizzard Genomics believes are comparable to those of DNA chip readers that are more expensive.  Blizzard Genomics’ T-Chip™ thermal hybridization station produces a stable, reproducible temperature gradient across the surface of the T-Chip™ DNA chip.  This innovation enables researchers and clinicians to use straightforward temperature versus position analyses to detect the smallest changes in a DNA strand.  Most importantly, Blizzard Genomics’ thermal gradient technology can distinguish previously undetectable genetic variants in disease and pathogenic agents.  Since Blizzard Genomics’ current products are primarily for use in research laboratories, they will not need to be approved by the FDA  before they can be marketed.

Psynomics is an early stage psychiatric genomics company.  Psynomics is currently operating as a “virtual company” out of the University of California, San Diego and has had an ongoing research collaboration with its founders at that university.  Psynomics’ short-term goal is to identify the genes that cause common neuropsychiatric diseases, such as bipolar disorder, schizophrenia and depression and to develop diagnostic tests for these diseases.  Initial research by the founders of Psynomics has resulted in patent applications being filed for discoveries in the bipolar disorder area.  Psynomics’ long-term goal is to provide the tools to the pharmaceutical industry to develop novel drug and gene therapy products for neuropsychiatric diseases, but Psynomics has not yet commenced any work in this area.  We do not anticipate that Psynomics will complete the development of any products for commercial marketing within the next several years, at the earliest.  We do not currently intend to allocate additional capital to GGC for it to make further investments in its two existing portfolio companies or in new companies.

The merger was accounted for as a purchase by us of a group of assets of GGC in a transaction other than a business combination (see note 2 to financial statements).  The total purchase price of $7,364,490 was allocated based on the relative fair market values of the assets acquired and the liabilities assumed.  A total of $7,309,250 represents the fair value of our investment in Blizzard Genomics’ acquired developed technology and is reflected on the accompanying condensed consolidated balance sheet (net of accumulated amortization of $130,778).  The acquired developed technology primarily represents values assigned to Blizzard Genomics’ I-Scan Imager™ chip reader, thermal hybridization station and T-Chip™ DNA chip.  The acquired technology is being amortized over a period of ten years.  The ten year amortization period was determined through consideration of relevant patent terms (legal life), estimated technological life and economic life, and the range of useful lives observed in public filings of other companies involved in similar DNA technologies.  Total amortization expense recorded for the three months ended September 30, 2002 (subsequent to the acquisition date) was $130,778.

Blizzard Genomics may experience delays in completing the development or commercially launching its products.  Additionally, these products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future.  Blizzard Genomics has no working capital and is currently seeking to raise up to $2,000,000 in capital to fund the commercial launch of the I-Scan Imager™ chip reader, completion of development of its T-Chip technology and for its working capital needs.  Should Blizzard Genomics raise at least $750,000 in capital, it believes that it would have sufficient funding to commence commercial marketing of the I-Scan Imager™, but would require additional capital to complete development of its T-Chip technology and might need additional capital to support its operations.  Any significant delay in the commercialization of Blizzard Genomics’ products or the cessation of its operations would adversely affect the carrying value of the acquired developed technology related to Blizzard Genomics and would have a materially adverse effect on our stockholders’ equity.

Results of Operations

We recorded net losses of $2,547,000 and $3,657,000 for the three month and nine month periods ended September 30, 2002 as compared to $1,002,000 and $3,379,000 for the same periods in 2001.

From 1996 to February 2002, we marketed the services of a small group of human resource professionals to third parties under the name of Spectrum Recruitment Research (“Spectrum”) as a way of offsetting our cost of maintaining this function. Service revenues related to Spectrum were $0 and $22,000 during the three month and nine month periods ended September 30, 2002, as compared to $28,000 and $64,000 during the three month and nine month periods ended September 30, 2001. Cost of service revenues were $0 and $11,000 during the three month and nine month periods ended September 30, 2002, as compared to $21,000 and $40,000 during the three month and nine month periods ended September 30, 2001. In February 2002, we terminated the operations of Spectrum and transferred the rights to use the Spectrum tradenames to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx (Spectrum) employees.

License fee income was $1,000 and $1,001,000 during the three months and nine month periods ended September 30, 2002. There was no license fee income recorded during the three or nine month periods ended September 30, 2001. License fees for 2002 consist of a milestone fee received from Merck during the first quarter related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

Interest income was $21,000 and $83,000 during the three month and nine month periods ended September 30, 2002, as compared to $32,000 and $136,000 for the same periods in 2001. The variance between years generally corresponds to fluctuating cash and investment balances. Grant income was $0 and $46,000 during the three month and nine month periods ended September 30, 2002, as compared to $47,000 and $142,000 for the same periods in 2001. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized. The decrease in grant income results at least in part from the modification in corporate business strategy subsequent to our merger. Other income was $17,000 and $103,000 during the three month and nine month periods ended September 30, 2002 as compared to $58,000 and $158,000 for the same periods in 2001. Other income primarily consists of sublease revenues.

Research and development expenditures were $78,000 and $754,000 during the three month and nine month periods ended September 30, 2002, as compared to $384,000 and $1,321,000 for the same periods in 2001. Research and development expenditures for all periods primarily relate to our development activities for CRL-5861 (FLOCOR). The reduction in research and development expense during 2002 is attributable in part to the modification of our corporate business strategy, made after our merger with GGC, such that we do not presently intend to pursue additional research and development efforts for any of our existing technologies other than through partnering or out-licensing from outside parties (see discussion under “Liquidity and Capital Resources”).

In connection with our merger with GGC, we terminated the services of all of our then current officers on July 16, 2002, resulting in total expenses recognized for severance, stay bonuses, accrued vacation and other contractual payments of approximately $1,394,000, which includes all final payments due to Jack Luchese, our former President and Chief Executive Officer, pursuant to his employment agreement.

Selling, general and administrative expenditures were $457,000 and $1,721,000 during the three and nine month periods ended September 30, 2002, as compared to $615,000 and $2,079,000 for the same periods in 2001. Included in selling, general and administrative expeses were $27,000 for the three month and nine month periods ended September 30, 2002 that we paid to Kriegsman Capital Group, which is an affiliate of our Chief Executive Officer and largest shareholder, for our office headquarters space and certain administrative services provided to us by Kriegsman Capital Group. The amount of this payment is based on an allocation of rental expense and other expenses between Kriegsman Capital Group and us and may vary in future periods depending upon our usage of these facilities and services. During each of the periods, certain vesting criteria of employee and consultant options and warrants were achieved, resulting in aggregate non-cash charges of $88,000 and $230,000, during the three and nine month periods ended September 30, 2002 and $392,000 and $1,184,000 during the same periods in 2001. Additionally, during the first quarter of 2002, as a result of our agreement to merge with GGC (See “Liquidity and Capital Resources”), we paid Jack Luchese, our then President and Chief Executive Officer, a “success bonus” of approximately $435,000 pursuant to his employment agreement. In order to conserve the Company’s cash resources, at the Company’s request Mr. Luchese agreed to accept $325,000 of the amount in CytRx stock rather than cash. The number of shares issued to Mr. Luchese were calculated based upon a price per share equal to 85% of the volume-weighted average price per share for the 20 trading days preceding Mr. Luchese’s commitment to accept shares in lieu of cash. The total expense we recorded was approximately $428,000.

The Company records its portion of the loss in Blizzard on the equity method. The losses were $185,000 during the three and nine month periods ended September 30, 2002.

Risk Factors

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

We have incurred significant losses over the past five calendar years and for the first nine months of 2002, primarily as the result of our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, as we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take an extended period of time for us to generate recurring revenues. We anticipate that it will take at least several years before the development of any of our licensed or other products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

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

Our Limited Financial Resources May Adversely Impact Our Ability to Execute Certain Strategic Initiatives

On September 30, 2002 we had (on an unaudited basis) approximately $2,126,000 in cash and cash equivalents and approximately $1,847,000 in working capital. Our recently modified product development strategy calls for seeking strategic alliances, licensing agreements or other collaborative arrangements with larger pharmaceutical companies to complete the development of FLOCOR and our other products, and we will not continue any further FLOCOR development work on our own in the meantime. We also will seek to acquire products from third parties that already are being marketed. Although we believe this strategy will enhance our ability to achieve profitability, our lack of substantial available funds may make it difficult for us to acquire new products or to adopt other strategic initiatives in the future, such as acquiring or developing a marketing organization for our products or resuming internal development work on our products.

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

•	anticipate due to numerous factors such as:
•	difficulty in securing centers to conduct trials

•	difficulty in enrolling patients in conformity with required protocols or projected timelines
•	unexpected adverse reactions by patients in trials
•	difficulty in obtaining clinical supplies of the product
•	changes in the FDA’s requirements for our testing during the course of that testing
•	inability to generate statistically significant data confirming the efficacy of the product being tested

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

Item 3 – Quantitative and Qualitative Disclosure s About Market Risk

Our financial instruments that are sensitive to changes in interest rates are our investments. As of September 30, 2002, we held no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.

Item 4 – Controls and Procedures

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

PART II – OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proce eds

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

Item 4 – Submission of Matters to a Vote of Security Holders

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

Item 6 – Exhibits and Reports on Form 8-K

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

CYTRX CORPORATION
(Registrant)

Date: March 31, 2003	By:	/s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman Chief Executive Officer and Interim Chief Financial Officer

CERTIFICATION

I, Steven A. Kriegsman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of CytRx Corporation;

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

Date:	March 31, 2003

/s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman Chief Executive Officer and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Warrant issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting/Engagement Letter dated July 20, 2002. (1)

10.1	Amended and Restated Employment Agreement dated as of May 2002 between CytRx Corporation and Steven A. Kriegsman. (1)

10.2	Extension of Financial advisory agreement between CytRx Corporation and Cappello Capital Corp. dated January 1, 2002. (1)

10.3	Agreement between Kriegsman Capital Group and CytRx Corporation dated February 11, 2002 regarding office space rental. (1)

10.4	Marketing Agreement with Madison & Wall Worldwide, Inc. dated August 14, 2002. (1)

10.5	Non-exclusive financial advisory agreement between CytRx and Sands Brothers & Co., Ltd. dated September 12, 2002. (1)

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed with the Company’s Form 10-Q  for the period ended September 30, 2002.