Form 10-K
period 2002-12-31
CYTRX CORP
filed 2003-03-31
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15327

CYTRX CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	58-1642740

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd Suite 650 Los Angeles, California	90049

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark with the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☐	NO ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates on March 25, 2003 was approximately $8,445,000.  On March 25, 2003, there were 21,510,111 shares of the Registrant’s common stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

“SAFE HABOR” STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E or the Securities Exchange Act of 1934, as amended (the “Securities and Exchange Act”).  We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.

All statements in this Annual Report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact are forward-looking statements  for purposes of these provisions, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein and in documents incorporated by this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in the “Risk Factors” and for the reasons described elsewhere in this Annual Report.  All forward looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

PART I

Item 1.     Business

General
We are a Delaware corporation that was incorporated in 1985 and is engaged in the development and commercialization of pharmaceutical products. Our current products are FLOCOR, an intravenous agent for treatment of sickle cell disease (an inherited disease caused by a genetic mutation of hemoglobin in the blood) and other acute vaso-occlusive disorders (a blockage of blood flow caused by deformed or “sickled” red blood cells which can cause intense pain in sickle cell disease patients), and TranzFect, a delivery technology for DNA and conventional-based vaccines. We are currently seeking strategic partners or licensees to complete the development of FLOCOR, and TranzFect is currently being developed by our two licensees for this technology. We are seeking to license our TranzFect technology to a strategic partner or licensee for development as a potential DNA-based prostate cancer adjuvant (an agent added to a vaccine to increase its effectiveness) and may also seek to license this technology as a potential conventional adjuvant for hepatitis B and C, flu, malaria and other viral diseases. Our technologies also have potential applications in the areas of spinal cord injury, vaccine delivery and gene therapy. In addition, we own minority interests in two development stage genomics companies, which are described under "Recent Developments."

Certain financial information concerning the industry segments in which we operate can be found in Note 17 to our Consolidated Financial Statements.

Product Development

Therapeutic Copolymer Programs

General.  The primary focus of our internal development activities has been on CRL-5861 (purified poloxamer 188), which we also call FLOCOR for purposes of our potential sickle cell disease product.  CRL-5861 is a novel, intra-vascular agent with pharmacological properties that can be characterized as rheologic (related to blood flow), cytoprotective (protects certain cells during chemotherapy) and anti-adhesive / anti-thrombotic (prevents blood clot formation).  CRL-5861 is an intravenous solution that has the unique property of improving micro-vascular blood flow.  Extensive preclinical and clinical studies suggest CRL-5861 may be of significant benefit in acute ischemic vascular disorders (a decrease in the blood supply to a bodily organ, tissue or part caused by constriction or obstruction of the blood vessels) such as stroke, heart attack, or vaso-occlusive disorder crisis.  CRL-5861 may also provide benefit in cancer when used in combination with radiation or cytotoxic drugs (drugs that can produce a toxic effect in cells).  Through its effect on increasing blood flow, CRL-5861 is thought to (1) increase delivery of cytotoxic drugs to ischemic portions of tumors, and (2) increase oxygen delivery, thus increasing the sensitivity of tumor cells to drug and radiation therapy.

We believe CRL-5861 may have significant potential in treating a variety of vascular-occlusive diseases, including sickle cell disease, spinal cord compression injury, muscular dystrophy and delivery of anti-cancer agents.  The safety profile of CRL-5861 is well established.  It has been investigated in over 17 clinical studies representing administration to approximately 4,000 patients and healthy volunteers.

Sickle Cell Disease.  Sickle cell disease is a devastating disorder originating from an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells, which is typically seen in African-Americans and others of African descent.  Approximately 72,000 individuals suffer from this disease in the United States.  Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim’s hemoglobin becomes rigid, causing red blood cells to become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name.

The most common problem sickle cell patients face is episodic pain (also referred to as vaso-occlusive crisis, or VOC).  These episodes can last anywhere from days to weeks, and can vary significantly in their severity.  Aside from causing considerable pain and suffering, these crisis episodes slowly destroy vital organs as they are deprived of oxygen.  As a result, the life expectancy of sickle cell victims is about twenty years shorter than those without the disease.  Patients suffering from sickle cell disease may experience several crisis episodes each year.  Hospitalization is required when pain becomes too much to bear.  Currently, there is no disease modifying treatment for acute crisis of sickle cell disease and treatment is limited to narcotics, fluids and bed rest.

In sickle cell disease, the application of FLOCOR can best be described as an intravenous blood “lubricant”.  FLOCOR’s unique surface-active properties decrease blood viscosity and enable the rigid sickled cells to become more flexible, thus allowing easier passage of blood cells through narrow blood vessels.  We believe FLOCOR can provide limited periods of relief from pain by shortening the episodes of vaso-occlusive crises and, most importantly, preserve organ function.

In December 1999, we reported results from a Phase III clinical study of FLOCOR for treatment of acute sickle cell crisis.  Although the study did not demonstrate statistical significance in the primary endpoint (objective of the study), which was duration of the vaso-occlusive crisis, statistically significant and clinically important benefits associated with FLOCOR were observed in certain subgroups, principally the subgroup of 15 years of age and under.  In order to assess when patients were achieving crisis resolution, the data on achievement of crisis resolution were distributed by time.  For patients 15 years of age and younger, a statistically significant number of patients achieving resolution of crisis was higher for FLOCOR-treated patients at all time periods than for placebo-treated patients.  The Phase III study also demonstrated that FLOCOR is well tolerated.

Following completion of this Phase III study, our Data and Safety Monitoring Board (composed of five independent scientists and two statisticians that we had retained to evaluate the overall safety issues associated with this study) and a group of six well recognized hematologists associated with leading medical centers who we retained as consultants recommended that we continue with clinical development of FLOCOR for the treatment of sickle cell disease.  Based on our conversations with the United States Food and Drug Administration (FDA), we believe it is likely that either two small additional pivotal trials or one large trial will be required for FLOCOR’s approval, along with one to two additional safety studies.  We expect total costs for these additional studies to be in the range of $10,000,000-$12,000,000, although the actual costs could vary substantially, depending on the nature and number of trials that the FDA ultimately would require.

Because of the substantial expenditures that will be required to conduct the required additional clinical testing of FLOCOR, we are not at this time continuing our internal efforts to develop FLOCOR but are, consistent with our new business strategy, seeking a strategic alliance or license arrangement with a larger company to complete the development of FLOCOR and market this product.  See “Recent Developments.”

FLOCOR has been granted “Orphan Drug” designation by the FDA for the treatment of sickle cell crises.  The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (for example, diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States where the sponsor does not reasonably anticipate that its product will become profitable).  As a result of the designation of FLOCOR as an Orphan Drug, if we are the first sponsor to obtain FDA approval to market FLOCOR for treatment of sickle cell crises, we will obtain a seven-year period of marketing exclusivity beginning from the date of FLOCOR’s approval.  During this period, the FDA may not approve the same drug for the same use from another sponsor.

Spinal Cord Injury.  Traumatic spinal cord damage is one of the most devastating injuries imaginable and, unfortunately, occurs primarily in young people, often resulting in complete paralysis.  Researchers believe that a significant portion of spinal cord damage results from a secondary progression of damage after the initial injury.  This secondary injury results from membrane injury to nerve cells, causing them to lose function over time.

Scientists associated with a major university medical center are currently testing compounds related to CRL-5861 for their ability to interact with damaged nerve membranes in such a way as to “seal” the damage and restore membrane integrity.  If successful, this treatment could limit the progression of secondary, post-injury damage, thereby maintaining or restoring spinal cord function.  Assuming the successful outcome of these preliminary studies in animals, which would need to be confirmed in clinical trials, we believe it could be possible for any strategic partner or licensee that we might be able to secure to be able to proceed very quickly with the clinical development of this agent since the program could benefit from the existing safety data and manufacturing capabilities already in place from our FLOCOR program.   To proceed with this development, we or our potential strategic partner or licensee would need to enter into a license or other arrangement with the medical center.

Vaccine Enhancement and Gene Therapy

DNA Vaccines & Gene Therapy.

Gene therapy and gene based vaccines are mediated through the delivery of DNA containing selected genes into cells by a process known as transfection.  We refer to our gene delivery technology as TranzFect.  A common class of materials used to enhance the transfection process are known as cationic lipids (a fatty molecule that can bind with cell membranes).  This type of lipid can associate with and alter the integrity of a cell membrane, thus increasing the uptake of the complexed DNA.  Unfortunately, cationic lipids are toxic to cells and are readily metabolized.  Thus, the effect of these agents in transfection protocols is not readily reproducible when used in vivo.

We have identified a series of non-ionic block copolymers known as poloxamers that share several physico-chemical traits with the cationic lipids in that they associate with DNA and cell membranes.  (Block copolymers are composed of short segments of two different kinds of polymer, while non-ionic block copolymers do not have any cations (e.g. Na+ or Ca++) attached to them.)  However, the block copolymers are significantly less toxic than the cationic lipids and are not metabolized in vivo.  In addition, the poloxamer family of non-ionic block copolymers have a significant history of being safely used in a wide variety of oral, injectable, and topical pharmaceutical products.  Importantly, a poloxamer known as CRL-1005, which is among the most active in transfection protocols and is adjuvant active, has been studied in a Phase I clinical trial that we sponsored.  In that trial, CRL-1005 was well tolerated at doses significantly higher than those anticipated to be useful in gene therapy or DNA vaccine studies.

In addition to the ability of poloxamers to enhance transfection, these compounds have significant immuno-adjuvant (an immunological agent added to a vaccine to increase its antigenic response) activity.  Accordingly, we believe that an optimal application for this technology may be in the field of DNA vaccines.  We believe that in this application, the activity of poloxamers will be two-fold.  First, the poloxamers will act as delivery/transfection agents to facilitate the intracellular delivery and protection of the DNA from enzymatic digestion.  Second, the poloxamer will act as an immuno-adjuvant.  Since the poloxamer is not metabolized and has surface active properties, it is likely to remain on the surface of the transfected cell awaiting expression of the gene.  When the gene product is excreted from the cell, the poloxamer is likely to associate with the antigen (a substance that when introduced into the body, stimulates the production of an antibody) and exert immuno-adjuvant actions.  Numerous preclinical have demonstrated that conventional vaccines adjuvanted with poloxamers are well tolerated and result in significantly enhanced antibody and cellular immune responses.

License fees paid to us with respect to our TranzFect technology have represented 78%, 85% and 60% of our total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Merck License.

In November 2000, we entered into an exclusive, worldwide license agreement with Merck & Co., Inc. whereby we granted Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV.  To date, Merck has focused its efforts on the HIV application, which is still at an early stage of clinical development.

In November 2000, Merck paid us an upfront payment of $2,000,000 and in February 2002, Merck paid us an additional $1,000,000 milestone fee related to the commencement by Merck of the first FDA Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV.  Merck will also pay us up to $3,000,000 in $1,000,000 increments within 30 days of the occurrence of each of the following: (1) the commencement by Merck of the earlier of the first FDA Phase IIb Study or Phase III Study for such HIV product; (2) the filing by Merck of the first U.S. Public Health Service Act Product License Application in one of the countries mentioned below for such HIV product; and (3) notification from a regulatory authority in the United States, Canada, France, Germany, Italy, Spain, the United Kingdom or Japan that all approvals for the marketing of such HIV product, including pricing approvals, have been granted.  Merck will also pay us an annual fee of $50,000 the first year, $75,000 the second year, and $100,000 the third year and each additional year thereafter until Merck receives notification from a regulatory authority as mentioned above.  These annual payments by Merck may be used by Merck to offset future royalty payments that they may owe us.

For the products incorporating TranzFect targeting the other diseases, Merck will pay us milestone payments of up to $2,850,000 in the following increments:  (1) $100,000 for the commencement by Merck of the first FDA Phase I Study; (2) $250,000 for the commencement by Merck of the earlier of the first FDA Phase IIb Study or Phase III Study; (3) $500,000 for the filing by Merck of the first U.S. Public Health Service Act Product License Application in one of the countries mentioned below; and (4) $2,000,000 for notification from a regulatory authority in the United States, Canada, France, Germany, Italy, Spain, the United Kingdom or Japan that all approvals for the marketing of such product, including pricing approvals, have been granted.

Merck also will pay to us royalties of between 2% and 4%, on a country-by-country basis, based on net sales. Merck will pay an additional 1% royalty on net sales if certain conditions are met regarding patent protection and Merck’s competitive position.  The royalty payments are subject to certain reductions.

The receipt of the additional milestone and royalty payments is dependent upon the activities of Merck, and therefore we cannot predict the amount or likelihood of these payments that we will receive.

This agreement remains effective unless terminated according to its terms by either party or until the expiration of all royalty obligations thereunder.  Merck’s obligation to pay royalties to us pursuant to the license agreement extends for a minimum of five years from the date of first commercial sale of the product in the applicable country or until the expiration of the last applicable patent in the country in which sales are made, whichever is longer.  Merck may terminate this agreement at any time in its sole discretion by giving 90 days written notice.  Upon termination by Merck, the rights and obligations under the agreement, including any licenses and payment obligations not yet due, also terminate.  The agreement may also be terminated for cause by either party.  All amounts previously paid to us through the date of termination are non-refundable upon termination of the agreement and require no additional efforts on our part.

Vical License.

In December 2001, we entered into a license agreement with Vical Incorporated granting Vical exclusive, worldwide rights to use or sublicense our TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides (such as DNA and RNA) in all preventive and therapeutic human and animal health applications, except for (1) four infectious disease vaccine targets previously licensed by us to Merck, and (2) DNA vaccines or therapeutics based on prostate-specific membrane antigen (PSMA). In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides.  Vical has not yet commenced any clinical development work with our TranzFect technology.

Under the Vical license, we received a nonrefundable up-front payment of $3,750,000, and we have the potential to receive total aggregate additional milestone payments of up to $3,600,000, plus royalty payments in the future based on criteria described in the agreement. The receipt of the additional milestone payments is dependent upon the activities of Vical, and therefore, we cannot predict the amount or likelihood of these payments that we will receive.

This agreement remains effective unless terminated according to its terms by either party or until the expiration of all royalty obligations under this agreement.  Vical’s obligation to pay royalties to CytRx pursuant to the license agreement extends for a minimum of five years from the date of first commercial sale of the product or until the expiration of the last applicable patent in the country in which sales are made.  Vical may terminate this agreement at any time in its sole discretion by giving 90 days written notice.  Upon termination by Vical, the rights and obligations under the agreement, including any licenses and payment obligations not yet due, also terminate.  The agreement may also be terminated for cause by either party.  All amounts previously paid to us through the date of termination are nonrefundable upon termination of the agreement and require no additional efforts on our part.

PSMA Development Company Option Agreement.

In December 2002, we granted an option to PSMA Development Company (“PDC”) to license TranzFect, our vaccine adjuvant technology.  PDC would utilize TranzFect in this strategic alliance in a prostate cancer vaccine being developed by PDC.  Under the terms of the option agreement, PDC has a 24 month right of first refusal to enter into a license agreement for TranzFect under pre-negotiated terms.

Conventional Vaccines.

As part of our TranzFect program, we have developed a library of compounds, many of which have been shown to enhance the activity of conventional vaccines.  We refer to this program as Optivax.  We are seeking other potential licensees for Optivax applications.  We may, under certain circumstances, be required to pay a royalty fee to Emory University if we utilize certain intellectual property of that university in connection with our Optivax program.  The royalty, if applicable, would be equal to 4% of the first $1,000,000 and 2.5% of any additional revenues that we receive on our sales of Optivax products or on royalties that we receive from any licensees of our Optivax technology.

Other Product Development Efforts.

Food Animal Growth Promotant.  The FDA has expressed a growing concern about the use of low level antibiotics in animal feed and the possibility of resultant antibiotic resistance in human pathogens.  Pending regulations at the FDA could suspend farmers’ use of any antibiotics found to promote the spread of resistant human pathogens.  In experimental studies, our compound, CRL-8761, has been shown to have a consistent effect to improve the rate of weight gain and feed efficiency in well-controlled studies in poultry and swine.  CRL-8761 as a feed additive consistently provides the same growth performance benefits as antibiotics but, since it has no antibiotic activity, it is free from human health concerns over the use of antibiotics.

Ivy Animal Health License.

In February 2001, we entered into a license agreement with Ivy Animal Health, Inc. under which we granted Ivy a worldwide exclusive license to CRL-8761.  As part of the license, we received a nominal up-front payment, and will receive a milestone fee of $100,000 upon regulatory approval in the United States and a future royalty equal to 5% of net sales.

Recent Developments

On July 19, 2002, we completed the acquisition of Global Genomics Capital, Inc. The acquisition of Global Genomics was accomplished through a merger of our wholly owned subsidiary, GGC Merger Corporation, with and into Global Genomics. Global Genomics was the surviving corporation in the merger with GGC Merger Corporation and is now our wholly-owned subsidiary. We have changed Global Genomics’ name to GGC Pharmaceuticals, Inc., but for purposes of this Annual Report, we will continue to refer to the company as Global Genomics.  For accounting purposes, we were deemed the acquiror of Global Genomics.

In the Global Genomics merger, each outstanding share of common stock of Global Genomics was converted into 0.765967 shares of our common stock. Accordingly, a total of 8,948,204 shares of our common stock, or approximately 41.7% of our common stock outstanding immediately after the merger, were issued to the common stockholders of Global Genomics, and an additional 1,014,677 shares of our common stock were reserved for issuance upon the exercise of the outstanding Global Genomics warrants that we assumed in the merger. Other than the foregoing stock, we paid no other consideration to the Global Genomics shareholders.

Global Genomics is a development stage company that has been engaged principally in investing in or acquiring companies that develop and commercialize healthcare products driven by genomics technologies. Global Genomics’ primary assets are a 40% equity interest in Blizzard Genomics, Inc. and a 5% equity interest in Psynomics, Inc. ("Psynomics").

Blizzard Genomics is developing instrumentation, software and consumable supplies for the growing genomics industry. Blizzard Genomics is the exclusive sublicensee of a technology that it believes allows for cheaper, faster and more portable analysis of DNA, through the use of its own readers and DNA chips, as compared to other currently available technology. Subject to having sufficient financial resources, Blizzard Genomics has plans to commercially launch its first product, a chip reader, during 2003.  Blizzard Genomics’ I-Scan Imager™ chip reader acquires the image of labeled DNA attached to a DNA chip.  It is a portable, flexible, easy-to-use instrument with DNA detection and analysis capabilities that Blizzard Genomics believes are comparable to those of DNA chip readers that are more expensive.  Blizzard Genomics’ T-Chip™ thermal hybridization station produces a stable, reproducible temperature gradient across the surface of Blizzard Genomics’ T-Chip™ DNA chip.  This innovation enables researchers and clinicians to use straightforward temperature versus position analyses to detect the smallest changes in a DNA strand.  Most importantly, Blizzard Genomics’ thermal gradient technology can distinguish previously undetectable genetic variants in disease and pathogenic agents.  Pending receipt of additional funding to complete the development of the T-Chip™ thermal hybridization station and T-Chip™ DNA chip, Blizzard Genomics anticipates commercial sales of these products commencing in 2004.  Since Blizzard Genomics’ currently planned products are primarily for use in research laboratories, they will not need to be approved by the FDA  before they can be marketed.

Psynomics is an early stage psychiatric genomics company.   Psynomics is currently operating, as a “virtual company” out of the University of California, San Diego and has had an ongoing research collaboration with its founders at that university.  Psynomics’ short-term goal is to identify the genes that cause common neuropsychiatric diseases, such as bipolar disorder, schizophrenia and depression and to develop diagnostic tests for these diseases.  Initial research by the founders of Psynomics has resulted in patent applications being filed for discoveries in the bipolar disorder area.  Psynomics’ long-term goal is to provide the tools to the pharmaceutical industry to develop novel drug and gene therapy products for neuropsychiatric diseases, but Psynomics has not yet commenced any work in this area.  We do not currently intend to allocate additional capital to Global Genomics for it to make further investments in its two existing portfolio companies or in new companies.

At the time of the Global Genomics merger, there were no material relationships between Global Genomics or any of its shareholders or affiliates and us, except that on July 16, 2002, Global Genomics’ three designees to our Board of Directors, Steven A. Kriegsman, Louis J. Ignarro, Ph.D. and Joseph Rubinfeld, Ph.D., were elected directors and Steven A. Kriegsman became our Chief Executive Officer. Mr. Kriegsman was Global Genomics’ Chairman and Dr. Ignarro was a director of Global Genomics at that time. On the date of the merger, the controlling shareholder of Global Genomics was Steven A. Kriegsman, who beneficially owned, on a fully diluted basis, approximately 41.3% of Global Genomics’ equity interest.

The shares of our common stock that we issued in the merger with Global Genomics or that we will issue upon exercise of warrants issued by Global Genomics that we assumed in the merger were not registered under the Securities Act. As a result, resale of these shares is restricted under the Securities Act. However, pursuant to a registration rights agreement that we signed with the former shareholders of Global Genomics, we recently filed a registration statement with the SEC to register these shares.

Subsequent to our merger with Global Genomics, we modified our corporate business strategy by discontinuing any additional internal research and development efforts for any of our existing products or technologies.  We have,instead, more recently focused our efforts on obtaining strategic alliances, license partners or other collaborative arrangements with larger pharmaceutical companies for FLOCOR and TranzFect.  Our spending for each of these technologies now will primarily relate to maintaining patents and other agreements as required under our existing license agreements and to support our additional licensing efforts.  We may also pursue product acquisition opportunities.   These product acquisition activities could include our acquisition through a merger of one or more privately held companies possessing existing or potential products or technologies that we consider to be attractive, although we have not entered into any commitments to merge with or acquire any other company.

Research and Development Expenditures

Expenditures for research and development activities related to continuing operations were $767,000, $1,844,000 and $1,962,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

Manufacturing

The manufacture of CRL-5861 requires the following:

•	a supply of the raw drug substance

•	a supply of the purified drug which is refined from the raw drug substance

•	formulation and sterile filling of the purified drug substance into the finished drug product

A number of suppliers and manufacturers can provide the raw drug substance and the finished drug product.  Prior to the change in our business strategy to now seek a strategic partner or licensee for CRL-5861 (who we anticipate would be responsible for the manufacture of CRL-5861), we entered into an agreement with Organichem Corp. to provide us with commercial supplies of the purified drug substance.  However, this agreement will expire by the end of 2003, which will be well before any potential strategic partner or licensee that we secure will need commercial supplies of this substance.  There can be no assurance that any strategic partner or licensee that we secure will either have the specific equipment expertise to purify the CRL-5861 drug substance or will be able to enter into an agreement with Organichem or another supplier on acceptable terms.  An inability to obtain purified drug substance in sufficient amounts and at acceptable prices could have a material adverse effect on our ability to secure a strategic partner or licensee or on the ability of that partner or licensee to commercialize CRL-5861.

If we or our strategic partner or licensee modify the manufacturing process or change the source or location of  supply for any of our products, regulatory authorities will require us or our strategic partner or licensee to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in clinical trials for that product. Moreover, any manufacturing facility and the quality control and manufacturing procedures used by us or our strategic partner or licensee for the commercial supply of a product must comply with applicable Occupational Safety and Health Administration, Environmental Protection Agency, and FDA standards, including Good Manufacturing Practice regulations.  See “Government Regulation” below.

Patents and Proprietary Technology

We actively seek patent protection for our technologies, processes, uses, and ongoing improvements and consider our patents and other intellectual property to be critical to our business.

We continually evaluate the patentability of new inventions and improvements developed by us or our collaborators. Whenever appropriate, we will endeavor to file United States and international patent applications to protect these new inventions and improvements. However, there can be no assurance that any of the current pending patent applications or any new patent applications that may be filed will ever be issued in the United States or any other country.

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

We believe we have significant intellectual property in the United States and the other commercially significant territories covering the use of poloxamers in a number of therapeutic areas.  We have patents claiming broad areas of the use of these compounds currently pending or issued in Canada, Japan, South Korea, the European Patent Office and the United States. On November 23, 1999, the U.S. Patent Office issued patent No. 5,990,241 “Polyoxypropylene/Polyoxyethylene Copolymers With Improved Biological Activity” to us. We believe the issue of this patent provides important exclusivity since it contains composition of matter claims for purified poloxamers used in our products and technologies, including purified poloxamer 188, the active ingredient in CRL-5861. This patent will expire in 2017. We also own a comprehensive group of patents that broadly claim the use of poloxamers as vaccine adjuvants that will provide additional coverage for DNA vaccines.  Additional United States patents that cover the vaccine area are No. 6,086,899, “Novel Vaccine Adjuvant and Vaccine”, which expires in 2015; No. 5,696,298, “Polyoxypropylene/Polyoxyethylene Copolymers With Improved Biological Activity”, which expires in 2017; No. 5,567,859, “Polyoxypropylene/Polyoxyethylene Copolymers With Improved Biological Activity”, which expires in 2014; and No. 5,554,372, “Methods and Vaccines Comprising Surface-Active Copolymers”, which expires in 2016.

Competition

Many companies, including large pharmaceutical, chemical and biotechnology firms with financial resources, research and development staffs, and facilities that may, in certain cases, be substantially greater than those of our strategic partners or licensees, are engaged in the research and development of pharmaceutical products that could compete with our potential products.  To the extent that we seek to acquire, through license or otherwise, existing or potential new products, we will be competing with numerous other companies, many of which will have substantially greater financial resources, large acquisition and research and development staffs that may give those companies a competitive advantage over us in identifying and evaluating these drug acquisition opportunities.  Any products that we acquire will be competing with products marketed by companies that in many cases will have substantially greater marketing resources than we have.  The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and such products may be more effective than those currently under development or that may be developed in the future by our strategic partners or licensees.  Competitive products may include in addition to those products currently under development that we are not aware of or products that may be developed in the future.

Although we do not expect FLOCOR to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR would have to compete against, such as tissue plasminogen activator (t-PA) and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR acts by a different mechanism to prevent damage due to blood coagulation.  In the sickle cell disease area, we would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Decitabine, which is being developed by SuperGen, Inc.

Our TranzFect  technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Aquila Biopharmaceuticals, Inc. and adjuvants marketed by Corixa.  Blizzard Genomics’ products will compete with a number of currently marketed products, including those offered by Axon Instruments, Affymetrix, Applied Precision, Perkin Elmer and Agilent Technologies.

Government Regulation

The marketing of pharmaceutical products requires the approval of the FDA and comparable regulatory authorities in foreign countries. The FDA has established guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new drug product generally takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use in the United States include preclinical studies in animal models, the filing of an Investigational New Drug (“IND”) application, human clinical trials and the submission and approval of a New Drug Application (“NDA”). The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA must approve the NDA before the drug may be marketed. There can be no assurance that we or our strategic alliance partners or licensees will be able to obtain the required FDA approvals for any of our products.

The manufacturing facilities and processes for our products, which we anticipate will be manufactured by our strategic partners or licensees or other third parties, will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice regulations.  Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act.

Employees

As of December 31, 2002, we had three full-time employees who are each employed in our management and administrative operations.

Item 2.     Properties

We currently lease administrative office space at 11726 San Vicente Blvd, Los Angeles, California.  These facilities are in satisfactory condition and suitable for our purposes and present operations.

Item 3.     Legal Proceedings

We are not a party to any material litigation.  We are occasionally involved in other claims arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse affect on us.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Nasdaq SmallCap Market under the symbol “CYTR”. The following table sets forth the high and low sale prices for our Common Stock for the periods indicated as reported by NASDAQ Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low

COMMON STOCK:
2003
	January 1 to March 12.56	.21
2002
Fourth Quarter	.41	.21
Third Quarter	.75	.34
Second Quarter	1.05	.52
First Quarter	1.00	.57
2001
Fourth Quarter	.94	.45
Third Quarter	1.12	.61
Second Quarter	1.35	.79
First Quarter	1.22	.75

On March 25, 2003, the closing price of our Common Stock as reported on The NASDAQ Stock Market, was $0.48 and there were approximately 1,120 holders of record of our Company’s Common Stock. The number of record holders does not reflect the number of beneficial owners of our Common Stock for whom shares are held by brokerage firms and other institutions.  We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

Item 6.     Selected Financial Data

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
Service revenues	$22,453	$101,463	$451,031	$322,536	$350,789
License fees	1,051,000	3,751,000	2,000,000	—	—
Interest and other income	268,456	546,947	876,827	1,068,924	1,762,747

Total revenues	1,341,909	4,399,410	3,327,858	1,391,460	2,113,536

Loss from continuing operations	(6,175,636)	(931,341)	(1,147,457)	(15,269,918)	(7,737,296)
Income from discontinued operations	—	—	799,355	240,627	2,943,937
Extraordinary item	—	—	—	—	(325,120)

Net loss	$(6,175,636)	$(931,341)	$(348,102)	$(15,029,291)	$(5,118,479)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.39)	$(0.09)	$(0.12)	$(1.99)	$(1.01)
Income from discontinued operations	—	—	0.08	0.03	0.38
Extraordinary item	—	—	—	—	(0.04)

Net loss	$(0.39)	$(0.09)	$(0.04)	$(1.96)	$(0.67)

Balance Sheet Data:
Total assets	$9,283,584	$7,610,596	$6,859,238	$6,128,063	$16,641,568
Long-term debt	—	—	—	650,000	—
Other long-term liabilities	—	—	—	1,693,638	—
Total stockholders’ equity	7,959,347	6,582,751	5,618,814	1,032,688	14,688,548

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Selected Financial Data and our audited consolidated financial statements included in this Annual Report.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to our financial statements.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Service revenues are recognized at the time services are rendered because we have performed by that time all obligations necessary to recognize those revenues.  We do not require collateral or other securities for sales made on credit.  Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred.  The costs incurred under such arrangements are recorded as research and development expense and approximated the revenues reported in the accompanying statements of operations.  Non-refundable license fee revenue is recognized upon receipt when no continuing involvement on our part is required and payment of the license fee represents the culmination of the earnings process.  Nonrefundable license fees received subject to future performance by us or that are credited against future payments due to us are deferred until services are performed, future payments are received or termination of the agreement, whichever is earliest.

Stock-based Compensation

We grant stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.  We account for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and, accordingly, recognize no compensation expense for the stock option grants and warrants for which the terms are fixed.  For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable.  At each reporting period end, we must estimate the probability of the criteria specified in the stock based awards being met.  Different assumptions in assessing this probability could result in additional compensation expense being recognized.  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, (“SFAS 123”) which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees.  SFAS 123 was amended by Statement of Financial Accounting Standards  No. 148, Accounting for Stock Based Compensation - Transition and Disclosure (“SFAS 148”).  However, we have continued to account for stock-based compensation in accordance with APB 25 (See Note 12 to financial statements).  We have also granted stock options and warrants to certain consultants and other third parties.  Stock options and warrants granted to consultants and other third parties are accounted for in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued for Sales of Goods and Services to Other Than Employees, and are valued at the fair market value of the options and warrants granted (valued as of the date of grant) or the services received, whichever is more reliably measurable.  Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier.

Impairment of Long-Lived Assets

We review long-lived assets, including finite lived intangible assets, for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying value.  An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

Specifically, in the current year, we recorded an impairment charge of $921,000 related to certain equipment and leasehold improvements based on our evaluation of the recoverability of the carrying amount of these assets in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  This impairment charge represented the total net book value of these assets.  See Note 4 to our financial statements.

Additionally, we have recorded an investment in Blizzard Genomics – acquired developed technology of $6,644,000 as of December 31, 2002, which represents the allocated fair value of our 40% investment in Blizzard Genomics of $7,309,000 upon purchase, less accumulated amortization of $335,000 and our 40% of the net losses of Blizzard Genomics since the date of acquisition of $330,000.  Based upon our analysis, we have determined there has been no impairment to this asset as of December 31, 2002 in accordance with SFAS 144.

Although we currently believe that the estimates used in the evaluation of long-lived assets, including finite lived intangible assets, are reasonable, differences between actual and expected revenue, operating results, and cash flows could cause these assets to be deemed impaired.  If this were to occur, we would be required to charge to operations the write-down in value of such assets, which could have a material adverse effect on our results of operations and financial position.

Estimated facility abandonment accrual

During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles subsequent to our merger with Global Genomics.  This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income.  To the extent that we are able to negotiate a termination of the Atlanta headquarters lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount recorded as of December 31, 2002 and such difference may be material.

Quarterly Financial Data

The following table sets forth unaudited statement of operations data for our most recent two completed fiscal years.  This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered.  The quarterly financial data should be read in conjunction with our financial statements and related notes.  The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended

	March 31	June 30	September 30	December 31

	(in thousands, except per share data)
2002
Net sales	$22	$—	$—	$—
Gross profit	11	—	—	—
Net loss	(179)	(931)	(2,547)	(2,519)
Basic and diluted loss per common share:
Net loss	(0.02)	(0.08)	(0.13)	(0.12)
2001
Net sales	$26	$10	$28	$37
Gross profit	13	3	7	7
Net income (loss)	(1,157)	(1,220)	(1,002)	2,448
Basic and diluted income (loss) per common share:
Net income (loss)	(0.11)	(0.12)	(0.10)	0.23

Liquidity and Capital Resources

At December 31, 2002, we had cash, cash equivalents and short-term investments of $1,789,000 and net assets of $7,959,000, compared to $5,273,000 and $6,583,000, respectively, at December 31, 2001.  Working capital totaled $1,638,000 at December 31, 2002, compared to $4,693,000 at December 31, 2001.

Change in Business Strategy

Subsequent to our merger with Global Genomics, we have modified our corporate business strategy by discontinuing any additional internal research and development efforts for any of our existing products or technologies. We have, instead, more recently focused our efforts on obtaining strategic alliances, license partners or other collaborative arrangements with larger pharmaceutical companies for FLOCOR and additional strategic partners or licensees for TranzFect. Our spending for each of these technologies now will primarily relate to maintaining patents and other agreements as required under our existing license agreements and to support our additional licensing efforts. We may also pursue product acquisition opportunities. Given this change in business strategy, we believe that we will have adequate working capital to allow us to operate at least through the end of 2003, although we may require additional working capital before this in order to fund any product acquisitions that we consummate. Any additional capital requirements may be provided by potential milestone payments pursuant to the Merck and Vical licenses or by potential payments from future strategic alliance partners or licensees of FLOCOR or our other existing technologies.  We may also pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all.

License Agreements

We currently have three license agreements for our technologies, as described below.  From the dates that we entered into these agreements through December 31, 2002, we have received $7,077,000 in upfront fees, milestone payments and annual maintenance fees pursuant to these agreements, and have the potential to receive in excess of $17,000,000 in additional milestone and maintenance fees, plus additional royalties on eventual sales of approved products of from 1% to 5% of net sales by the licensees.

In December 2001, we entered into a license agreement with Vical granting Vical exclusive, worldwide rights to use or sublicense our TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides (such as DNA and RNA) in all preventive and therapeutic human and animal health applications, except for (1) four infectious disease vaccine targets previously licensed by us to Merck and (2) DNA vaccines or therapeutics based on prostate-specific membrane antigen (PSMA). In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. Under the Vical license, we received an up-front payment of $3,750,000 and have the potential to receive additional aggregate milestone payments of up to $3,600,000 and royalty payments in the future based on criteria described in the agreement. (Restrictions in the Vical license prevent us from disclosing certain of its terms, including some of the specific terms of the potential milestone and royalty payments.)  Vical will also pay us an annual maintenance payment of between $50,000 and $100,000 until the first product approval. Maintenance payments are creditable against future royalties. Vical may terminate the license at any time upon 90 days written notice. All amounts paid to us through the date of termination are non-refundable upon termination and require no additional efforts on our part.

In November 2000, we entered into an exclusive, worldwide license agreement with Merck whereby we granted to Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV. For the license to the TranzFect technology to treat the first disease target, Merck paid us a signature payment of $2,000,000. In addition, in February 2002, Merck paid us a $1,000,000 milestone fee related to the commencement by Merck of the first FDA Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV. Merck may pay us additional milestone and product approval payments in the future of up to $3,000,000 as they develop the product. Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay a royalty to us of 1% on net sales of products incorporating TranzFect for the first disease target. If Merck chooses to pursue development of the TranzFect technology to treat the three additional disease targets, Merck will make a series of milestone and product approval payments to us totaling up to $2,850,000 for each target. If and when sales of products incorporating TranzFect for the three additional disease targets commence, we will receive royalties of between 2% and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay us an additional royalty of 1% on net sales of products incorporating TranzFect for these additional disease targets. Merck will also pay us an annual fee of between $50,000 and $100,000 until the first product approval for one of the three additional disease targets. Merck may terminate the license at any time upon 90 days written notice. All amounts paid to us through the date of termination are non-refundable upon termination and require no additional efforts on our part.

In February 2001, we entered into an exclusive, worldwide license agreement with Ivy Animal Health, Inc. under which we licensed our compound, CRL-8761, to Ivy.  We received a nominal up-front payment from Ivy and will receive a $100,000 milestone payment upon regulatory approval in the United States and future royalties based on sales.

Government Support of FLOCOR

Based on the encouraging results we observed in children in the previous Phase III clinical study of FLOCOR, we collaborated with a consortium of pediatric hematology centers led by Johns Hopkins University School of Medicine to design a follow-up Phase III trial to further investigate FLOCOR in children with sickle cell crisis. In October 2001, Johns Hopkins University School of Medicine, in cooperation with the Maryland Medical Research Institute, submitted grant applications to the NIH for financial support of the trial. On June 3, 2002, we were informed that the grant to fund a portion of the anticipated costs of the Phase III trial to further investigate FLOCOR was not approved.

Based on our conversations with the FDA, we believe it is likely that either two small additional pivotal trials or one large trial will be required for FLOCOR’s approval, along with one to two additional safety studies.  We expect total costs for these additional studies to be in the range of $10,000,000 – $12,000,000, although the actual costs could vary substantially, depending upon the nature and number of trials that the FDA ultimately would require.  Because of the substantial expenditures that will be required to conduct the required additional clinical testing of FLOCOR, we are not at this time continuing our internal efforts to develop FLOCOR but are, consistent with our new business strategy, seeking a strategic alliance or license arrangement with a larger company to complete the development of FLOCOR and market this product.  There can be no assurance that we will be able to identify parties that are willing and able to enter into such collaborative arrangements on terms that are satisfactory to us. Any potential strategic partner or licensee for the sickle cell indication may consider a possible resubmission of the grant application for consideration by the NIH during its next grant review cycle. There is, however, no guarantee that such a submission will occur. Further, even if the grant application is resubmitted, there can be no assurance that the NIH will award any grant, or that, if awarded, our licensees would have adequate funding to complete the required testing and development.

Net Operating Loss Carryforward

At December 31, 2002, we had consolidated net operating loss carryforwards for income tax purposes of approximately $58,100,000, which will expire in 2003 through 2022 if not utilized. We also have research and development tax credits and orphan drug tax credits available to reduce income taxes, if any, of approximately $6,600,000, which will expire in 2003 through 2020 if not utilized.  Based on an assessment of all available evidence including, but not limited to, our limited operating history and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

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

Merger with Global Genomics Capital

On February 11, 2002, we entered into an agreement whereby we agreed to acquire Global Genomics, a privately-held genomics holding company, through a merger of GGC Merger, Inc., our wholly-owned subsidiary, into Global Genomics.  Global Genomics is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics and a

5% ownership interest in Psynomics.  Our primary reasons for the acquisition were to (a) expand our business into the genomics field to diversify our product and technology base, and (b) gain the management and directors of Global Genomics, who may assist us in developing corporate partnerships and acquisition, investment and financing opportunities not previously available to us.

Blizzard Genomics is developing instrumentation, software and consumable supplies for the growing genomics industry. Blizzard Genomics is the exclusive sublicensee of a technology that it believes allows for cheaper, faster and more portable analysis of DNA, through the use of its own readers and DNA chips, as compared to other currently available technology. Subject to having sufficient financial resources, Blizzard Genomics has plans to commercially launch its first product, a chip reader, during 2003.  Blizzard Genomics’ I-Scan Imager™ chip reader acquires the image of labeled DNA attached to a DNA chip.  It is a portable, flexible, easy-to-use instrument with DNA detection and analysis capabilities that Blizzard Genomics believes are comparable to those of DNA chip readers that are more expensive.  Blizzard Genomics’ T-Chip™ thermal hybridization station produces a stable, reproducible temperature gradient across the surface of Blizzard Genomics’ T-Chip™ DNA chip.  This innovation enables researchers and clinicians to use straightforward temperature versus position analyses to detect the smallest changes in a DNA strand.  Most importantly, Blizzard Genomics’ thermal gradient technology can distinguish previously undetectable genetic variants in disease and pathogenic agents.  Pending receipt of additional funding to complete the development of the T-Chip™ thermal hybridization station and T-Chip™ DNA chip, Blizzard Genomics anticipates commercial sales of these products commencing in 2004.  Since Blizzard Genomics’ currently planned products are primarily for use in research laboratories, they will not need to be approved by the FDA  before they can be marketed.

Psynomics is an early stage psychiatric genomics company. Psynomics is currently operating, as a “virtual company” out of the University of California, San Diego and has had an ongoing research collaboration with its founders at that university.  Psynomics’ short-term goal is to identify the genes that cause common neuropsychiatric diseases, such as bipolar disorder, schizophrenia and depression and to develop diagnostic tests for these diseases.  Initial research by the founders of Psynomics has resulted in patent applications being filed for discoveries in the bipolar disorder area.  Psynomics’ long-term goal is to provide the tools to the pharmaceutical industry to develop novel drug and gene therapy products for neuropsychiatric diseases, but Psynomics has not yet commenced any work in this area.  We do not currently intend to allocate additional capital to Global Genomics for it to make further investments in its two existing portfolio companies or in new companies.

The merger was accounted for as a purchase by us of a group of assets of Global Genomics in a transaction other than a business combination and was not considered to be a reverse acquisition for accounting purposes.  We considered the provisions of Statement of Financial Accounting Standards No. 141 – Business Combinations (“SFAS 141”) and determined that we were the acquirer for accounting purposes.  Because the current activities of Global Genomics are focused on the development of a business rather that the operation of a business and planned principal operations of Global Genomics have not yet commenced, Global Genomics is considered a development-stage company.  Therefore, in accordance with the guidance in Emerging Issues Task Force Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, Global Genomics does not constitute a business as defined in SFAS 141.  Accordingly, we allocated the purchase price in accordance with the provisions of Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“SFAS 142”) related to the purchase of a group of assets.  SFAS 142 provides that the cost of a group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based on their relative fair values and shall not give rise to goodwill.

The purchase price was determined in accordance with SFAS 141 and SFAS 142.  A summary of the determination of the purchase price is as follows:

Issuance of 8,948,204 shares of CytRx common stock at $0.6475 per share	$5,793,962
Fair value of 1,014,677 vested warrants issued to purchase CytRx common stock	598,659
Transaction costs	971,869

Total purchase price	$7,364,490

Since Global Genomics was a development stage company and no goodwill can arise from the purchase of a development stage company, in accordance with the provisions of SFAS 141 and SFAS 142, all identifiable assets acquired, including identifiable intangible assets, were assigned a portion of the purchase price on the basis of their relative fair values.  To this end, an independent appraisal of Global Genomic’s assets was used as an aid in determining the fair value of the identifiable assets, including identified intangible assets, in allocating the purchase price among the acquired assets of Blizzard Genomics and Psynomics underlying Global Genomics’ investment in each company. Global Genomics’ primary assets were its investment in Blizzard Genomics and Psynomics and thus, the fair value of each of these entities was determined.  The discounted cash flow approach was used to determine the estimated fair value of the acquired intangible assets.  Cash flows were projected for a period of 10 years and were discounted to net present value using discount factors of from 46% to 60%.  Material cash inflows from product sales were projected to begin in 2003 for Blizzard Genomics.

A summary of the purchase price allocation is as follows:

Current assets	$33,129
Investment in Blizzard Genomics – Acquired developed technology	7,309,250
In-process research and development (recognized as an expense)	78,394
Less: Liabilities assumed	(56,283)

Total purchase price	7,364,490

The in-process research and development was recorded as a charge for acquired incomplete research and development in the accompanying consolidated statement of operations and relates primarily to Global Genomics’ investment in Psynomics.  The acquired developed technology primarily represents values assigned to Global Genomics’ investment in Blizzard Genomics’ I-Scan Imager™ chip reader, thermal hybridization station and T-Chip™ DNA chip.  The acquired technology is being amortized over a period of ten years.  The ten-year amortization period was determined through consideration of relevant patent terms (legal life), estimated technological life and economic life, and the range of useful lives observed in public filings of other companies involved in similar DNA technologies.  As of December 31, 2002, accumulated amortization related to the acquired developed technology was $335,049 and total amortization expense recorded for 2002 was $335,049.  Annual amortization expense over each of the next five years is expected to be $730,925.

Impairment Test of Intangible Assets.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we reviewed the net values on our balance sheet as of December 31, 2002 assigned to Investment in Blizzard - Acquired Developed Technology resulting from our acquisition of Global Genomics.  SFAS 144 requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During 2002, Blizzard Genomics was unsuccessful in its attempts to raise the funding necessary for it to pursue its commercialization strategy for its products.  Although Blizzard Genomics is continuing these efforts, the difficulty it has encountered has prompted us to evaluate the carrying values of its assets related to Blizzard Genomics.

As of December 31, 2002, the following assets related to Blizzard Genomics are reflected on our balance sheet:

Investment in Blizzard - Acquired Developed Technology	$7,309,250
Less: Accumulated Amortization	(335,049)
Less: Equity Method Losses to Date	(329,709)

$6,644,492

Blizzard Genomics’ recurring losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern unless it raises significant amounts of capital in the near future. Blizzard Genomics management currently has plans to raise approximately $2 million during 2003 through strategic alliances, distributor agreements and/or the outright sale or sublicense of its sublicensed rights to its current developed technology and has hired a local investment banking group to assist in its fund raising efforts. Although Blizzard Genomics has thus far been unable to raise the financing necessary to continue to execute its business plan, and continued uncertainties exist, it is our opinion that these difficulties are indicative primarily of the overall financial market conditions and not of commercial infeasibility or other problems associated specifically with Blizzard Genomics’ technology and products.  Our analysis consisted of our internal review of current financial projections internally prepared by Blizzard Genomics, application of a discounted cash flow valuation model of Blizzard Genomics’ projected cash flows, and consideration of other qualitative factors.  Our management determined that the estimated fair values of our investment in Blizzard Genomics exceeded the carrying values reflected on our balance sheet at December 31, 2002 related to Blizzard Genomics, that such values were fairly stated and that no impairment charge was necessary.

Blizzard Genomics may experience delays in completing the development or commercially launching its products.  Additionally, these products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future.  Blizzard Genomics currently has no working capital and is currently seeking to raise up to $2,000,000 in capital to fund the commercial launch of the I-Scan Imager™ chip reader, completion of development of its T-Chip technology and for its working capital needs.  Should Blizzard raise at least $750,000 in capital, it believes that it would have sufficient funding to commence commercial marketing of the I-Scan Imager™ chip reader, but would require additional capital to complete development of its T-Chip technology on a timely basis and might need additional capital to support its operations.  Any significant delay in the commercialization of Blizzard Genomics’ products or the cessation of its operations would adversely affect the carrying value of our assets related to Blizzard Genomics and would have a materially adverse effect on our stockholders’ equity.

Results of Operations

We recorded a net loss of $6,176,000 for the year ended December 31, 2002 as compared to net losses of $931,000 for 2001 and $348,000 for 2000.  Loss from continuing operations was $6,176,000 , $931,000 and $1,147,000 in 2002, 2001 and 2000, respectively.

From 1996 to 2002 we marketed the services of a small group of human resources professionals under the name of Spectrum Recruitment Research as a way of offsetting our cost of maintaining this function.  In February 2002 the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former Spectrum employees.  Service revenues related to Spectrum were $22,000 in 2002, $101,000 in 2001 and $451,000 in 2000.  Cost of service revenues was $11,000 in 2002, $71,000 in 2001 and $268,000 in 2000, or 50%, 70% and 59% of service revenues, respectively.

License fee income was $1,051,000 in 2002, $3,751,000 in 2001 and $2,000,000 in 2000 and relates primarily to our licenses of TranzFect to Vical and Merck, respectively (see Note 15 to financial statements).  License fees for 2002 include a $1,000,000 milestone payment received from Merck during the first quarter related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

Interest income was $96,000 in 2002 as compared to $162,000 in 2001 and $170,000 in 2000.  The variance between years is attributable primarily to fluctuating cash balances.  Grant income was $46,000 in 2002 versus $157,000 in 2001 and $349,000 in 2000.  Grant income primarily relates to several small SBIR (Small Business Innovative Research) grants we received from the NIH in support of our FLOCOR studies.  Since our new business strategy (see Liquidity and Capital Resources) does not contemplate further spending by us on research activities, we do not expect to record additional grant revenue in the foreseeable future.

Other income was $127,000, $228,000 and $358,000 in 2002, 2001 and 2000, respectively.  Other income for 2000 includes $225,000 in fees paid to us by Merck pursuant to an evaluation agreement for our TranzFect technology and pursuant to a fee for service agreement whereby we provided certain chemistry services to Merck.  The remainder primarily relates to sublease revenues for our leased facility in Atlanta.

Research and development expenditures during 2002 were $767,000 versus $1,844,000 in 2001 and $1,962,000 in 2000.  Research and development expenditures for all periods primarily relate to our development activities for FLOCOR.  The expense for 2002 includes $78,000 allocated from our purchase price of Global Genomics as “in-process research and development.”   The reduction in research and development expense during 2002 primarily results from the modification of our corporate business strategy subsequent to our merger with Global Genomics, such that we do not presently intend to pursue additional internal research and development efforts for any of our existing products or technologies, rather than through partnering or out-licensing to outside parties this research and development work.

Selling, general and administrative expenses during 2002 were $2,060,000 as compared to $2,830,000 in 2001 and $1,927,000 in 2000.  We recorded non-cash charges of $230,000, $1,441,000 and $365,000 during 2002, 2001 and 2000, respectively, related to the issuance of stock warrants to certain consultants and certain vesting events for management stock options.  Excluding these charges, selling, general and administrative expenses were $1,830,000, $1,389,000 and $1,562,000 during 2002, 2001 and 2000, respectively.  The increase from 2001 to 2002 is due in part to our recording patent costs as an administrative expense subsequent to our merger with Global Genomics, which is consistent with our modified business strategy.  Prior to the merger, these costs were treated as research and development expense.  Also contributing to the increase for 2002 is a greater percentage allocation of facilities costs to administrative expense versus research and development expense, and higher legal and accounting costs subsequent to the merger, which we expect to be transitory.

Pursuant to his employment agreement, our former President and CEO, Jack Luchese, was entitled to a payment of $435,000 upon the execution of the merger agreement between Global Genomics and us and an additional $435,000 upon the closing of the merger. In order to reduce the amount of cash that we had to pay to Mr. Luchese, Mr. Luchese  and we agreed that approximately $325,200 of the first $435,000 payment would be satisfied by CytRx granting a stock award to

Mr. Luchese under our 2000 Long-Term Incentive Plan under which we issued Mr. Luchese 558,060 shares of our common stock.  Those shares of stock were issued at a value equal to 85% of the volume weighted average price of our common stock for the 20 trading days ended on February 8, 2002.  The cash payment and fair value of the shares issued were recognized as expense (total of $428,000) during the first quarter of 2002.

The terms of our merger with Global Genomics contemplated that their management team would replace ours subsequent to the closing of the merger. On July 16, 2002, we terminated the employment of all of our then current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000 (including the final $435,000 owed to Mr. Luchese as discussed above). Prior to the merger closing date, we advanced part of these amounts to three of our officers (through salary continuance), such that the total remaining obligation at the closing date was $1,179,000.  Four of our officers agreed to accept an aggregate total of $177,000 of this amount in the form of our Common Stock in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes. The severance payments and fair value of the shares issued (total expense of $1,394,000) was recognized as expense during the third quarter of 2002 and is reported as a separate line item on the accompanying consolidated statement of operations, together with the payment to Mr. Luchese discussed above.

Depreciation and amortization expense was $1,129,000, $586,000 and $318,000 in 2002, 2001 and 2000, respectively.  As discussed above under “Merger with Global Genomics, Capital”, we recorded $335,000 of amortization expense related to intangibles during 2002, which is included in the $1,129,000 total depreciation and amortization expense for the year.

During the fourth quarter of 2002, we recognized an asset impairment charge of approximately $921,000 related to our equipment and facility used for FLOCOR production.  In May 2002, Organichem, Corp., which is to provide us with commercial supplies of FLOCOR purified drug substance, advised us that it does not intend to renew the agreement when it expires in December 2003.  We are continuing to seek a strategic partner for the development of FLOCOR.  However, during the fourth quarter, we recorded an impairment loss equal to the net book value of the equipment and related leasehold improvements.  In light of the relatively short remaining term of the Organichem contract, the significant costs that would be associated with relocating our equipment and our lack of success to date in finding a strategic partner for the development of FLOCOR This charge is reflected as a separate line item in the accompanying consolidated statement of operations.  Due to the recognition of this impairment charge, our property balances have been reduced to a nominal amount as of December 31, 2002, and therefore, our depreciation expense will be nominal for the foreseeable future.  We expect amortization expense related to intangible assets to be approximately $731,000 annually.

During the fourth quarter of 2002, we recognized a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles subsequent to our merger with Global Genomics.  This loss represents the difference between the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income and other offsets.

Equity in Losses of Blizzard Genomics.

We record our portion of the net loss of Blizzard Genomics in accordance with the equity method of accounting.  For the period July 19, 2002 (date of acquisition of Global Genomics) to December 31, 2002, we recorded $330,000 as our share in the net loss of Blizzard Genomics.  This amount is reported as a separate line item in the accompanying consolidated statement of operations.

Discontinued Operations –

From 1987 to 2000, we manufactured, marketed and distributed Titermax, an adjuvant used to produce immune responses in research animals.  Effective June 15, 2000, we entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby Titermax USA purchased the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business.  The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually.  Net income associated with the Titermax activities included in income from discontinued operations was approximately $119,000 for 2000.  A gain related to the sale of $680,000 was recorded in 2000 and is also classified as discontinued operations.

Related Party Transactions

In July 2002, we entered into a services and facilities agreement with Kriegsman Capital Group, whereby Kriegsman Capital agreed to provide us with office space and certain administrative services.  Kriegsman Capital is owned by Steven A. Kriegsman, our President and CEO.  From July 2002 to December 2002, we paid a total of $59,000 to Kriegsman Capital under this agreement.  The charges are determined based upon actual space used and estimated percentages of employee time used.  We believe that such charges approximate the fair value of the space and services provided.

Effective January 1, 2001, we entered into an agreement with Cappello Capital Corp. in which Cappello Capital served as our exclusive financial advisor. The initial term of such agreement was for a period of twelve months, but at the closing of the merger between Global Genomics and us, this agreement was extended until December 31, 2002.  Under the agreement, Cappello Capital assisted us with analysis of potential transactions and strategic alternatives. The types of transactions that Cappello Capital might assist us with included private placement of equity, debt or convertible securities, strategic alliances, sale of all or a portion of our company, recapitalization or strategic acquisitions.  As compensation for its services, we granted Cappello Capital a ten-year warrant to purchase 1,272,492 shares of our Common Stock (subject to downward adjustment under certain conditions) with an exercise price of $1.00 per share, which were fully vested at December 31, 2002.  We valued these warrants for operating expense purposes at $1,063,000.  Additionally, if we proceed with any of the transactions described in the agreement, we pay Cappello Capital a fee of between 3% and 7.5%, depending upon the nature of the transaction and the dollar amount involved.  For the period January 2002 to June 2002 we paid Cappello Capital a monthly retainer of $10,000, or a total of $60,000.  The monthly retainer and the fair value of the warrant issued were recognized as selling, general, and administrative expenses in our statement of operations.  Expense for the fair value of the warrant was recognized based on the vesting terms of the warrant.  The fee paid to Cappello Capital upon the closing of the merger with Global Genomics was 448,330 shares of our common stock, or 4.5% of the shares issuable in the merger.  The value of these shares at the date of their issuance was $247,000.  The fair value of these shares was considered as a transaction cost of the merger and was included in the purchase price of Global Genomics.  Alexander L. Cappello, one of our directors, is Chairman and Chief Executive Officer of Cappello Group, Inc., an affiliate of Cappello Capital.

RISK FACTORS

You should carefully consider the following risks before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business or prospects could be materially adversely affected and the trading price of our common stock could be negatively impacted, and investors in our securities could lose all or part of their investment. You should also refer to the other information in this Annual Report, including our financial statements and the related notes.

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

We have incurred significant losses over the past five years, including net losses of approximately $6,176,000, $931,000 and $348,000 for 2002, 2001 and 2000, respectively, and we had an accumulated deficit of $71,957,000 as of December 31, 2002.  Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues.  We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take an extended period of time for us to generate recurring revenues. We anticipate that it will take at least several years before the development of any of our licensed or other current potential products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations

Although we generated $1,051,000 in revenues from milestone payments and license fees from our licensees during 2002, we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

•	one or more of our currently licensed products is commercialized by our licensees that generates royalty income for us

•

we are able to enter into license or other arrangements with third parties who are then able to complete the development and commercialize one or more of our other products that are currently under development

•	we are able to acquire products from third parties that are already being marketed or are approved for marketing

We are likely to incur negative cash from operations until such time, if ever, as we can generate significant recurring revenues. Should we be unable to generate these recurring revenues by early 2004, it is likely that we will become dependent on obtaining financing from third parties to maintain our operations. We have no commitments from third parties to provide us with any debt or equity financing.  Accordingly, financing may be unavailable to us or only available on terms that substantially dilute our existing shareholders. A lack of needed financing could force us to reduce the scope of or terminate our operations or to seek a merger with or be acquired by another company.  There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our shareholders or at all.

We Have Changed Our Business Strategy, Which Will Require Us to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products

We have modified our prior business strategy of internally developing FLOCOR and our other potential products not yet licensed to third parties. We will now seek to enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies that will provide for those companies to be responsible for the development and marketing of our products. There can be no assurance that our products will have sufficient potential commercial value to enable us to secure these arrangements with suitable companies on attractive terms or at all. If we enter into these arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable FDA requirements, the timing of receipt or amount of revenues from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products.  If we are unable to enter into these arrangements for a particular product, we may be required to either sell the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.

We will also seek to acquire products from third parties that already are being marketed or have previously been marketed.  We have not yet identified any of these products. It may be difficult for us to acquire these types of products with our limited financial resources, and we may incur substantial shareholder dilution if we acquire these products with our securities. We do not have any prior experience in acquiring or marketing products and may need to find third parties to market these products for us. We may also seek to acquire products through a merger with one or more privately held companies that own such products.  Although we anticipate that we would be the surviving company in any such merger, the owners of the private company could be issued a substantial or even controlling amount of stock in our company.

Our Limited Financial Resources May Adversely Impact Our Ability to Execute Certain Strategic Initiatives

On December 31, 2002 we had $1,789,000 in cash, cash equivalents and short-term investments and $1,638,000 in working capital.  Our recently modified product development strategy calls for seeking strategic alliances, licensing agreements or other collaborative arrangements with larger pharmaceutical companies to complete the development of FLOCOR and our other potential products, and we will not continue any further FLOCOR development work on our own in the meantime.  Although we are not doing any further development work on TranzFect, our two licensees for this technology (Merck and Vical) are continuing to do development work on product applications for this technology that could entitle us to future milestone payments should they continue with this work and it successfully meets the defined milestones, as well as future royalty payments should either of these licensees commercialize products based on our technology.  We also will seek to acquire products from third parties that already are being or have previously been marketed or are approved for marketing. Although we believe this strategy will enhance our ability to achieve profitability, our lack of substantial available funds may make it difficult for us to acquire new products or to adopt other strategic initiatives in the future, such as acquiring or developing a marketing organization for our products or resuming internal development work on our products.

Our Recent Acquisition of Global Genomics May Place Additional Financial and Operational Burdens on Us

In July 2002, we acquired Global Genomics through a merger. Global Genomics is a development stage company that, to date, has not generated any operating revenue, does not expect to generate any revenues in the foreseeable future and has operated at a loss since its organization in May 2000.  Global Genomics incurred losses of $302,866 and $1,563,000 for the years ended December 31, 2002 and 2001, respectively.  We have moved our headquarters in connection with the merger to Los Angeles, California while we continue to incur a substantial lease expense (approximately $14,000 per month, less offsetting sublease income of currently $3,000 per month) for our prior headquarters in Norcross, Georgia. We may be unable to substantially mitigate the future rental expense for our prior headquarters by subleasing this space.

Although a majority of the members of our board of directors were directors prior to our merger with Global Genomics, all of our then current operating officers were terminated as a part of the merger. This change in personnel may place additional administrative burdens on our management in conducting our operations.

If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Terminate Our Operations

Each of our products is in the development stage and must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees currently anticipate due to numerous factors such as:

•	difficulty in securing centers to conduct trials

•	difficulty in enrolling patients in conformity with required protocols or projected timelines

•	unexpected adverse reactions by patients in trials

•	difficulty in obtaining clinical supplies of the product

•	changes in the FDA s requirements for our testing during the course of that testing

•	inability to generate statistically significant data confirming the efficacy of the product being tested

Our TranzFect technology is currently in Phase I clinical trials that are being conducted by our licensee, Merck & Co., as a component of a vaccine to prevent AIDS.  Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but the vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect.

We May Be Unable to Establish a Viable Medical Indication for FLOCOR or Find a Partner to Fund the Necessary Research for FLOCOR

In December 1999, we reported results from our Phase III clinical trial of FLOCOR for treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis (a blockage of blood flow caused by deformed or  sickled red blood cells). Overall, the study did not achieve the statistical target for its primary objective, which was to decrease the length of vaso-occlusive crisis for the study population as a whole.  The results of this study showed substantial departures from the assumptions used in designating length of crisis as the primary objective, but this experience could be helpful in the design of future clinical trials.  For patients 15 years of age or younger, the number of patients achieving resolution of crisis was higher for FLOCOR-treated patients at all time periods than for placebo-treated patients, which may indicate that future clinical trials should focus on pediatric patients.

To generate sufficient data to seek FDA approval for FLOCOR will require additional clinical studies, which will entail substantial time and expense. We currently estimate the cost of these clinical trials to be in the range of $10,000,000 - $12,000,000, although the actual costs could vary substantially, depending on the nature and number of trials that the FDA ultimately would require.  We do not intend to conduct or fund these tests ourselves but will seek a strategic alliance partner or licensee for this purpose. The failure of our prior Phase III trial to generate sufficient data could make it more difficult for us to secure a strategic alliance partner or licensee for this product.  In June 2002, the NIH turned down a grant application by Johns Hopkins University School of Medicine to provide financial support for a potential new Phase III trial for FLOCOR.  Since this grant application was submitted at the NIH’s suggestion, we believed that there was a reasonable possibility of obtaining government funding for a portion of the cost of a new FLOCOR trial.  However, based on the NIH’s rejection of the Johns Hopkins application, we may encounter difficulty in obtaining future governmental financial support for FLOCOR development work should we or any strategic alliance partner or licensee seek such support in the future.

If Blizzard Genomics Fails to Successfully Commercialize Its Products, the Value of Our Assets Will Be Adversely Impacted

Blizzard Genomics, which is Global Genomics’ principal portfolio company, has not yet commercialized any of its products. Although Blizzard Genomics plans to introduce its first product, the I-Scan Imager™ chip reader , a low cost DNA chip reader, during 2003 and its T-Chip  technology, in 2004, it may experience delays in completing the development of or commercially launching these products, which will be used in research laboratories and will not require FDA approval prior to their being marketed.  These products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future. Blizzard Genomics is the licensee of several U.S. patents, and is seeking additional patent protection for its products and technologies. There can be no assurance, however, that the company will be able to secure sufficient patent coverage for its products and technologies. The failure of Blizzard Genomics to successfully commercialize its products would require us to write down or write off on our balance sheet the substantial carrying value of Global Genomics’ investment in that company as part of our assets, which would have a materially adverse effect on our stockholders’ equity.

Blizzard Genomics May Be Unable to Raise Sufficient Funding to Commercialize Its Products, Which Would Adversely Impact the Value of Our Assets

Blizzard Genomics has no working capital and is currently seeking to raise up to $2,000,000 in capital to fund the commercial launch of the I-Scan Imager™ chip reader, completion of development of its T-Chip™ technology and for its working capital needs.  Blizzard Genomics has encountered difficulty to date in obtaining this capital.  Failure to raise at least a portion of this capital could delay Blizzard Genomics’ commercialization of its products and might force it to suspend its operations.  Should Blizzard Genomics raise at least $750,000 in capital, it believes that it would have sufficient funding to begin commercial marketing of the I-Scan Imager™ chip reader but would require additional capital to complete development of its T-Chip technology on a timely basis and might need additional capital to support its operations.  Any significant delay in the commercialization of Blizzard Genomics’ products or the cessation of its operations would adversely affect the carrying value of Global Genomics’ investment in that company as part of our assets, which would have a materially adverse effect on our stockholders’ equity.

We Are Dependent Upon a Limited Operational Management Team and Need to Recruit a Chief Financial Officer and Perhaps Other Personnel to Effectively Operate

Our current management team is limited to Steven A. Kriegsman, our Chief Executive Officer and interim Chief Financial Officer, and Kathryn H. Hernandez, our Corporate Secretary. We are, therefore, very dependent on the availability and quality of the efforts of Mr. Kriegsman in managing our company. We will need to recruit a permanent Chief Financial Officer and may need to recruit other personnel in order to effectively operate the company and carry out our business plan. As provided by the terms of our merger with Global Genomics, we will seek to hire a full-time Chief Executive Officer to replace Mr. Kriegsman, whose employment agreement expires in July 2003. There can be no assurance that Mr. Kriegsman will be willing to continue to serve as our Chief Executive Officer if we have not found his replacement before expiration of his current employment agreement.

We Are Subject to Intense Competition That Could Materially Impact Our Operating Results

We and our strategic partners or licensees may be unable to compete successfully against our current or future competitors. The pharmaceutical, biopharmaceutical and biotechnology industry is characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products. There also is intense competition among companies seeking to acquire products that already are being marketed. Many of the companies developing or marketing products with which our products and technologies will compete have or are likely to have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than at least some of our present or future strategic partners or licensees.

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

Although we do not expect FLOCOR to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR would have to compete against, such as tissue plasminogen activator (t-PA) and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR acts by a different mechanism to prevent damage due to blood coagulation.  In the sickle cell disease area, we would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Decitabine, which is being developed by SuperGen, Inc.  Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Aquila Biopharmaceuticals, Inc. and adjuvants marketed by Corixa.  Blizzard Genomics’ products will compete with a number of currently marketed products, including those offered by Axon Instruments, Affymetrix, Applied Precision, Perkin Elmer and Agilent Technologies.

The Manufacturing Requirements for FLOCOR May Make It More Difficult for Us to License FLOCOR or for Our Licensee to Develop FLOCOR

The manufacture of CRL-5861 requires the following:

•	a supply of the raw drug substance

•	a supply of the purified drug which is refined from the raw drug substance

•	formulation and sterile filling of the purified drug substance into the finished drug product

A number of suppliers and manufacturers can provided the raw drug substance and the finished drug product.  Prior to the change in our business strategy to now seek a strategic partner or licensee for FLOCOR (who we anticipate would be responsible for the manufacture of FLOCOR), we entered into an agreement with Organichem Corp. to provide us with commercial supplies of the purified drug substance.  However, this agreement will expire before the end of 2003, which will be well before any potential strategic parties or licensee that we secure will need commercial supplies of this substance.  There can be no assurance that any strategic partner or licensee that we secure will either have the specific equipment expertise to purify the FLOCOR drug substance or will be able to enter into an agreement with Organichem or another supplier on acceptable terms.  An inability to obtain purified drug substance in sufficient amounts and at acceptable prices could have a material adverse effect on our ability to secure a strategic partner or licensee or on the ability of that partner or licensee to commercialize FLOCOR.

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets

Obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business.  Although we believe that we have significant patent coverage for our FLOCOR and TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties.  Any litigation brought by us to protect our intellectual property rights or by third parties asserting intellectual property rights against us could be costly and have a material adverse effect on our operating results or financial condition and make it more difficult for us to enter into strategic alliances with third parties to develop our products or discourage our existing licensees from continuing their development work on our potential products.  If our patent coverage is insufficient to prevent third parties from developing or commercializing similar or identical technologies, the value of our assets is likely to be materially and adversely affected.

We May Incur Substantial Costs from Future Clinical Testing or Product Liability Claims

If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or by patients using our commercially marketed products. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects.  We currently do not carry product liability insurance covering the use of our products in human clinical trials or the commercial marketing of these products but anticipate that our licensees who are developing our products will carry liability insurance covering the clinical testing and marketing of those products.  However, if someone asserts a claim against us and the insurance coverage of our licensees or their other financial resources are inadequate to cover a successful claim, such successful claim may exceed our financial resources and cause us to discontinue operations. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.

Our Common Stock May Be Delisted From Nasdaq, Which Could Adversely Affect the Trading Market For and Value of Our Common Stock

Our ability to continue to have our common stock listed on the Nasdaq SmallCap Market depends on our satisfying applicable Nasdaq listing criteria. We have been unable to maintain compliance with Nasdaq’s $1 minimum closing bid requirement and failed to come back into compliance with this requirement by Nasdaq’s original deadline, which was then extended by Nasdaq pursuant to Nasdaq’s rule affording additional time to comply for those companies who otherwise satisfy Nasdaq’s core initial listing requirements (including shareholders’ equity of at least $5,000,000).  There can be no assurance that we will be able to continue to satisfy Nasdaq’s core initial listing requirements or that we will be able to satisfy the minimum bid price requirement by Nasdaq’s deadline date, which would make our common stock subject to delisting from the Nasdaq Small Cap Market.  If our common stock is delisted from the Nasdaq Small Cap Market, an active trading market for our common stock may cease to exist and the delisting could materially and adversely impact the market value of our common stock.

It Will Be Difficult For Us To Manage Our Operations If We Are Regulated As An Investment Company In The Future

The Investment Company Act of 1940 regulates certain companies that own investment securities with a value greater than 40% of the total assets of that company. In the Global Geonomics merger, we acquired a 40% equity interest in Blizzard Genomics, which investment represents a material amount of our total assets.  If our ownership interest in Blizzard Genomics significantly decreases or we otherwise no longer remain the largest shareholder of Blizzard Genomics, the value of our investment in Blizzard Genomics could cause us to become subject to the provisions of the Investment Company Act.  Should we become subject to the Investment Company Act, we would essentially have to operate as a mutual fund and would be subject to all of the substantive regulations imposed on such companies, including the restrictions on the securities we can issue, the rules specifying the composition and structure of our management, the additional reporting requirements, and other limitations on our ability to conduct our operations in the manner currently conducted.  Our Board of Directors has determined that, should we become subject to these provisions, we will either (i) seek an order from the SEC exempting us from these provisions, or (ii) attempt to restructure our business in a manner that would relieve us from these provisions.  The regulatory requirements for investment companies are extremely restrictive and would materially and adversely affect our ability to manage and operate our business and could materially and adversely affect our financial condition.  Although it is our intention to remain an operating company that is not subject to the Investment Company Act, no assurance can be given that we will not become subject to the provisions of that act.

Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management or May Discourage Others From Acquiring Us and Thereby Adversely Affect Shareholder Value

We have a shareholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without our board of directors approval. The intent of the shareholder rights plan and our bylaw provisions is to protect our shareholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors.

We have a classified board of directors, which requires that at least two stockholder meetings, instead of one, will be required to effect a change in the majority control of our board of directors. This provision applies to every election of directors, not just an election occurring after a change in control. The classification of our board increases the amount of time it takes to change majority control of our board of directors and may cause our potential purchasers to lose interest in the potential purchase of us, regardless of whether our purchase would be beneficial to us or our stockholders.  The additional time and cost to change a majority of the members of our board of directors makes it more difficult and may discourage our existing shareholders from seeking to change our existing management in order to change the strategic direction or operational performance of our company.

Our bylaws provide that directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause.  Our bylaws also provide that a stockholder must give us at least 120 days notice of a proposal or director nomination that such stockholder desires to present at any annual meeting or special meeting of stockholders. Such provision prevents a stockholder from making a proposal or director nomination at a stockholder meeting without us having advance notice of that proposal or director nomination. This could make a change in control more difficult by providing our directors with more time to prepare an opposition to a proposed change in control.  By making it more difficult to remove or install new directors, the foregoing bylaw provisions may also make our existing management less responsive to the views of our shareholders with respect to our operations and other issues such as management selection and management compensation.

Our Outstanding Options and Warrants and the Registration of Our Shares Issued in the Global Genomics Merger May Adversely Affect the Trading Price of Our Common Stock

As of March 25, 2003, there were outstanding stock options and warrants to purchase 6,906,826 shares of our common stock at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock

The market price of our common stock has experienced significant volatility in the past and may continue to experience significant volatility from time to time. Our stock price has ranged from $0.21 to $6.44 over the past three years. Factors such as the following may affect such volatility:

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

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

Our financial instruments that are sensitive to changes in interest rates are our investments.  As of December 31, 2002, we held no investments other than amounts invested in money market accounts and U.S. Government obligations.  We are not subject to any other material market risks.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements and supplemental schedule and the notes thereto as of December 31, 2002 and 2001, and for each of the three years ended December 31, 2002, 2001 and 2000, together with the independent auditors’ report thereon, are set forth on pages F-1 to F-20 of this Annual Report.

Blizzard Genomics’ financial statements and supplemental schedule and the notes thereto as of December 31, 2002 and 2001, and for each of the three years ended December 31, 2002, 2001 and 2000, together with the independent auditors’ reports thereon, are set forth on pages F-21 to F-43 of this Annual Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The following table provides information concerning our directors and executive officers:

Name	Age	Class of Directors (1)	Position

Steven A. Kriegsman	61	II	Director, Chief Executive Officer
Alexander L. Cappello	47	III	Director
Raymond C. Carnahan, Jr.	77	II	Director
Louis Ignarro, Ph.D.	61	I	Director
Max Link	63	III	Director, Chairman
Herbert H. McDade, Jr.	75	II	Director
Joseph Rubinfeld, Ph.D.	70	I	Director
Kathryn Hernandez	46		Corporate Secretary

(1)
Class I directors serve on the Board of Directors until the 2004 meeting of stockholders, Class II directors serve on the Board of Directors until the 2005 meeting of stockholders and Class III directors serve on the Board of Directors until the 2003 meeting of stockholders.

Steven A. Kriegsman has been a director and our Chief Executive Officer since July 2002.  He previously served as a director and the Chairman of Global Genomics since June 2000. Mr. Kriegsman is President and founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies. Mr. Kriegsman has advised such companies as Closure Medical Corporation, Novoste Corporation, Advanced Tissue Sciences, Inc., Miravant Medical Technologies and Maxim Pharmaceuticals. Mr. Kriegsman has a B.S. degree from New York University in accounting and completed the Executive Program in Mergers and

Acquisitions at New York University, The Management Institute. Mr. Kriegsman serves as a director of AuthentiDate Holdings Corp.

Alexander L. Cappello has been a director since January 2001. Since 1981, Mr. Cappello has served as Chairman of Cappello Group, Inc. Mr. Cappello has been active in the investment banking, merchant banking, project finance and venture capital arena since 1975. Prior to his current role with Cappello Group Inc., he was the founder of both Swiss American Financial and Euro American Financial Corp., two merchant and investment banking firms that progressively expanded operations throughout North America and Europe. Mr. Cappello’s early career experience was in sales with IBM and corporate finance with Union Bank of California. Mr. Cappello also serves as a director of Advanced Biotherapy, Inc.

Raymond C. Carnahan, Jr. has been a director since 1991. Mr. Carnahan has over 39 years of experience in cost controls and operational systems in a variety of industries. Prior to his retirement in 1991, Mr. Carnahan served as Manager, International Cost Analysis planning for Johnson & Johnson International from 1974 to 1991. Mr. Carnahan has provided consulting services to Waterford-Wedgewood Corporation in England and to Torf Pharmaceutical Corporation in Poland and serves as President for the Morristown Memorial Hospital Chaplaincy Service in Morristown, New Jersey.

Louis Ignarro, Ph.D.  has been a director since July 2002.  He previously served as a director of Global Genomics since November 20, 2000. Dr. Ignarro serves as the Jerome J. Bezler, M.D. Distinguished Professor of Pharmacology in the Department of Molecular and Medical Pharmacology at the UCLA School of Medicine. Dr. Ignarro has been at the UCLA School of Medicine since 1985 as a professor, acting chairman and assistant dean. Dr. Ignarro received the Nobel Prize for Medicine in 1998. Dr. Ignarro received a B.S. in pharmacy from Columbia University and his Ph.D. in Pharmacology from the University of Minnesota.

Max Link has been a director since 1996. Dr. Link has been retired from business since 1994. From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange U.S. Holdings, Inc. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma, Ltd. and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., Celsion Corporation, Columbia Laboratories, Inc., Discovery Laboratories, Inc., Human Genome Sciences, Inc. and Protein Design Laboratories, Inc

Herbert H. McDade, Jr. has been a director since 1990. Mr. McDade has been retired from business since 1996. From 1989 to 1996, Mr. McDade served as Chairman, President and Chief Executive Officer of Chemex Pharmaceuticals, Inc. (now Access Pharmaceuticals, Inc.). From 1986 to 1989 he was Chairman and President of Armour Pharmaceutical Corporation, a wholly owned subsidiary of Rorer Group, Inc. (now Rhone-Poulenc Rorer). Prior to 1986, Mr. McDade served as Vice President of the Revlon Corporation. Mr. McDade serves as a director of Access Pharmaceuticals, Inc. and Discovery Laboratories, Inc.

Joseph Rubinfeld, Ph.D. has been a director since July 2002.  He co-founded SuperGen, Inc. in 1991 and has served as its Chief Executive Officer and President and as a director since its inception. Dr. Rubinfeld was also Chief Scientific Officer of SuperGen from 1991 until September 1997. Dr. Rubinfeld was one of the four initial founders of Amgen, Inc. in 1980 and served as a Vice President and its Chief of Operations until 1983. From 1987 until 1990, Dr. Rubinfeld was a Senior Director at Cetus Corporation and from 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company, International Division in a variety of positions. Dr. Rubinfeld is a member of the board of directors of AVI BioPharma, Inc. and NeoTherapeutics, Inc. Dr. Rubinfeld received a BS degree in chemistry from C.C.N.Y. and a M.A. and Ph.D. in chemistry from Columbia University.

Kathryn R. Hernandez  joined CytRx in 2002 as Corporate Secretary. Prior to joining CytRx, Ms. Hernandez was employed as Executive Assistant to Mr. Kriegsman at The Kriegsman Group, an Institutional Division of Financial West Group.

The Board of Directors has determined that Raymond C. Carnahan, Jr. is an independent director serving on the Audit Committee who is an audit committee financial expert as defined by the SEC’s rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports.  Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2002 were complied with, except as follows:

William Fleck and Jack L. Luchese, former executive officers or directors, each did not timely report their acquisition of shares of our common stock in January 2002.  Raymond C. Carnahan, Jr. and Herbert H. McDade, who are directors, each did not timely report our grant to them of stock options in July 2002.  Form 4’s reporting each of these transactions were subsequently filed by the individuals.

Item 11.     Executive Compensation

Summary Compensation Table

The following table presents summary information concerning compensation paid or accrued by us for services rendered in all capacities during the fiscal years ended December 31, 2000, 2001 and 2002 for (i) our President and Chief Executive Officer; (ii) our former President and Chief Executive Officer and (iii) two additional individuals whose total salary and bonus exceeded $100,000 but who were not serving as executive officers as of December 31, 2002.

				Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)

Steven A. Kriegsman	2002	$110,000	$—	—	$—
President & Chief Executive Officer	2001	—	—	—	—
	2000	—	—	—	—
Jack J. Luchese	2002	191,391	435,150	—	566,469	(1)
Former President and Chief Executive Officer	2001	360,150	55,250	550,000	—	—
	2000	350,000	17,500	100,000	—	—

R. Martin Emanuele	2002	103,647	—	—	161,617	(2)
Former VP, Research & Business Development	2001	185,500	30,250	32,500	—	—
	2000	181,000	7,500	111,250	—	—

J. Michael Grindel	2002	113,630	—	—	177,153	(3)
Former VP. Drug Development	2001	208,300	17,750	20,000	—	—
	2000	203,300	5,000	—	—	—

Mark W. Reynolds	2002	79,657	—	—	178,180	(4)
Former VP, Finance and Secretary	2001	136,250	17,750	32,500	—	—
	2000	125,000	12,500	105,250	—	—

(1)      Consists of $435,150 of contractual “change of control” payment, $60,025 stay bonus, $46,871 prepaid insurance benefits and $18,453 accrued vacation payout.  Also includes $6,000 of matching contributions by us under our 401(k) profit sharing plan.

(2)     Consists of $156,117 in severance payment, stay bonus and accrued vacation payout associated with executive’s termination of employment in connection with our merger with Global Genomics, and $5,500 of matching contributions by us under our 401(k) profit sharing plan.

(3)     Consists of $171,153 in severance payment, stay bonus and accrued vacation payout associated with executive’s termination of employment in connection with our merger with Global Genomics, and $6,000 of matching contributions by us under our 401(k) profit sharing plan.

(4)     Consists of $172,680 in severance payment, stay bonus and accrued vacation payout associated with executive’s termination of employment in connection with our merger with Global Genomics, and $5,500 of matching contributions by us under our 401(k) profit sharing plan.

Option Grants in Last Fiscal Year

There were no option grants to any of the named executive officers listed in the Summary Compensation Table above.

Option Values at December 31, 2002

The following table sets forth the number of options and total value of unexercised in-the-money options and warrants at December 31, 2002 for each of our executive officers named in the Summary Compensation Table above, using the price per share of our common stock of $0.25 on December 31, 2002. No stock options were exercised during 2002 by any of the named executive officers listed in the Summary Compensation Table above.  The following table includes warrants issued to Steven A. Kriegsman by Global Genomics prior to our merger with that company that have been assumed by us covering 459,352 shares of our common stock..

	Number of Securities Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-the-Money Options at December 31, 2002 ($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven A. Kriegsman	459,352	—	$110,244	$—
Jack J. Luchese	1,857,427	—	—	—
R. Martin Emanuele	284,933	—	—	—
J. Michael Grindel	193,000	—	—	—
Mark W. Reynolds	250,252	—	—	—

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 regarding securities authorized for issuance under our equity compensation plans.  This table excludes warrants previously issued to Steven A. Kriegsman by Global Genomics that we assumed in connection with that merger.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan

Equity Compensation Plans
Approved by Security Holders:
1986 Stock Option Plan	51,263	$1.00	—
1994 Stock Option Plan	245,823	$1.14	60,850
1995 Stock Option Plan	25,000	$1.00	22,107
1998 Long-Term Incentive Plan	419,035	$0.99	29,517
2000 Long-Term Incentive Plan	452,917	$0.96	1,683,702
Equity Compensation Plans Not Approved by Security Holders Other Plans (1)	1,707,427	$0.98	—

Total	2,901,465	$0.99	1,796,176

(1)     Our former President and Chief Executive Officer holds warrants to purchase an aggregate of 1,707,427 shares at a weighted average exercise price of $0.98 per share.

Employment Agreements

Employment Agreement with Steven A. Kriegsman.

Steven A. Kriegsman became our Chief Executive Officer on July 16, 2002 pursuant to our employment agreement with him.  Mr. Kriegsman’s employment agreement will automatically renew in July 2003 for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew the employment agreement.

Under the employment agreement, Mr. Kriegsman is paid an annual base salary, which currently is $240,000.  Our board of directors (or its compensation committee) will review the base salary if the employment agreement is renewed in July 2003.  In addition to his annual base salary, Mr. Kriegsman is eligible to receive bonus compensation upon achieving goals and objectives set by our board of directors (or its compensation committee).  Mr. Kriegsman is also eligible to receive grants of options to purchase shares of our common stock.  The number and terms of those options, including the vesting schedule, will be determined by our board of directors (or its compensation committee) in its sole discretion.  Mr. Kriegsman has not yet been granted any cash, option or other equity bonus compensation under his employment agreement.

In the event we terminate Mr. Kriegsman’s employment without cause (including if we secure a replacement Chief Executive Officer), we have agreed to pay Mr. Kriegsman his salary through the balance of the initial one-year term of his employment agreement plus an additional six months.  If we so terminate Mr. Kriegsman after the initial term, we will pay him an additional six months of salary after his termination date.

Under our employment agreement with Mr. Kriegsman, he is to provide us during the term of his employment and his receipt of any severance payments with the first opportunity to conduct or take action with respect to any acquisition opportunity or any other potential transaction identified by Mr. Kriegsman within the biotech, pharmaceutical or health care industries and that is within the scope of the business plan adopted by our board of directors.  Mr. Kriegsman’s employment agreement with us also contains confidentiality provisions relating to our trade secrets and any other proprietary or confidential information, which provisions shall remain in effect for five years after the expiration of the employment agreement with respect to proprietary or confidential information and for so long as trade secrets remain trade secrets.

Employment Agreement with Jack J. Luchese.

Jack J. Luchese was named our President and Chief Executive Officer in March 1989. His employment agreement with us was amended and restated as of September 1, 1999 and was further amended as of January 1, 2002. Mr. Luchese’s employment agreement was to expire on December 31, 2002 but was terminated on July 16, 2002 in connection with our merger with Global Genomics.  Under the agreement, Mr. Luchese was paid an annual base salary, which was to be $360,150 for 2002.  The base salary was to be reviewed no less than once each 18 months and adjusted from time to time consistent with average overall merit increases for all other employees. In addition to his annual base salary, Mr. Luchese was eligible to receive cash bonuses with respect to each calendar year during the term of the agreement as determined from time to time by the compensation committee of our board of directors, in its sole discretion. The employment agreement provided that Mr. Luchese was entitled to a success bonus of $435,150 if, during the term of the agreement, we executed a definitive agreement for a transaction that would constitute a change in control or if we executed a FLOCOR license agreement. In connection with the execution of the merger agreement on February 11, 2002, we became obligated to pay Mr. Luchese the success bonus.  The agreement also provided that Mr. Luchese was entitled to a change in control payment if, during the term of the agreement, our stockholders approved a transaction that would constitute a change in control or if a change in control otherwise occurred. The amount of the change in control payment was to be (1) the higher of $870,300 or an amount equal to two times his then-current salary and highest annual bonus for the last three years, minus (2) the amount of the success bonus, if any, previously paid to him. The agreement also contained confidentiality and non-competition provisions. Mr. Luchese would be required to forfeit the success bonus and change in control payment if he violated the confidentiality and non-competition provisions in the employment agreement.

Pursuant to the employment agreement, Mr. Luchese was granted options and warrants to purchase an aggregate of 1,857,427 shares of common stock. Warrants to purchase 1,257,427 shares have an exercise price of $1.00, warrants as to 500,000 shares have an exercise price of $0.93 and options as to 100,000 shares have an exercise price of $1.03125. The vesting criteria of such options and warrants included a combination of tenure and achievement of defined corporate objectives.  The shares of stock that may be acquired upon exercise of warrants and options held by Mr. Luchese have been or were to be registered by us under the Securities Act of 1933.  The warrants and options contained certain anti-dilution provisions and provide for accelerated vesting in the event that Mr. Luchese’s employment is terminated by the board of directors without cause, in the event of his death or disability or in the event of a change of control.

Change in Control Agreement with Jack J. Luchese.

In April 1997, we entered into a separate change in control agreement with Mr. Luchese, which was amended and restated in September 1999 and further amended as of January 1, 2002. The change in control agreement had a renewing three-year term, but was terminated in connection with our merger with Global Genomics.  If a change in control occurred during the term of the change in control agreement, or if Mr. Luchese’s employment was terminated in connection with or in anticipation of a change of control, the change in control agreement would become a new two-year employment agreement that automatically replaced and superceded Mr. Luchese’s pre-change in control employment agreement, described above.

Mr. Luchese was entitled under the change of control agreement to continued employee welfare benefits for two years after the date of termination.  In lieu of receiving the employee welfare benefits, upon the closing of the merger with Global Genomics and Mr. Luchese’s termination, we agreed to pay Mr. Luchese a cash payment of approximately $45,000, which is approximately equal to the value of such benefits.

If the total payments to Mr. Luchese under the employment agreement or change in control agreement and from any other source would result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, the payments would be reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a net after-tax benefit to Mr. Luchese. The change in control agreement further provided that Mr. Luchese had no obligation to mitigate severance payments, that we would reimburse Mr. Luchese for all legal fees incurred in enforcing or contesting the change in control agreement, and that Mr. Luchese will hold for the benefit of us all confidential information concerning us obtained over the course of this employment.

Executive Involuntary Termination Agreements.

Each of our other named executive officers prior to our merger with Global Genomics, other than Jack J. Luchese, entered into executive involuntary termination agreements with us.  Under these agreements, if within 24 months after a change in control of our company an executive officer was terminated or was required to relocate greater than 35 miles from our then current headquarters in Norcross, Georgia, such executive officer would receive a severance payment equal to one year of that officer’s current salary. If an executive officer was terminated without cause and not within 24 months after a change in control of our company, such officer would receive six months base salary. If an executive officer was terminated for cause, that officer would receive an amount of severance determined by our Chief Executive Officer that would be no greater than three months of pay at the officer’s salary as in effect on the termination date. In exchange for entering into these agreements, the executive officers agreed to release us from all claims that such officer might have had against us as of the date such officer executed the agreement.  These agreements were terminated in connection with our merger with Global Genomics.

Compensation of Directors

Periodically, our board of directors reviews the then-current director compensation policies and from time to time makes changes to such policies based on various criteria the board deems relevant. Directors who are employees of our company receive no compensation for their service as directors or as members of committees.

For the period January 1, 2002 to June 30, 2002, non-employee directors received a fee of $2,000 for each board meeting attended ($750 for meetings attended by teleconference) and $500 for each committee meeting attended. Non-employee directors who chaired the board or a board committee received an additional $250 for each committee meeting attended.  Each non-employee director received an initial stock option grant to purchase 5,000 shares upon the date he or she first becomes a member of the board. Options to purchase 5,000 shares of common stock were granted to each non-employee director annually. Stock option grants to directors pursuant to the plans discussed above contain the same terms and provisions as stock option grants to employees, except that options granted to directors are considered non-qualified stock options for income tax reporting purposes.

Effective July 1, 2002, the director compensation package was revised as follows.  Non-employee directors receive a quarterly retainer of $1,500 and a fee of $1,500 for each board meeting attended ($750 for meetings attended by teleconference and for board actions taken by unanimous written consent) and $750 for each committee meeting attended. Non-employee directors who chair the board or a board committee receive an additional $250 for each committee meeting attended.  During 2002, Raymond C. Carnahan, Jr., the Chairman of our Audit Committee, also received $5,000 in connection with internal auditing services that he provided to that committee.  Options to purchase 10,000 shares of common stock are granted to each non-employee director annually. Stock option grants to directors pursuant to the plans discussed above contain the same terms and provisions as stock option grants to employees, except that options granted to directors are considered non-qualified stock options for income tax reporting purposes.

In connection with our merger with Global Genomics, we agreed to accelerate the vesting of all of the options and warrants held by our directors upon the closing of the merger and to provide for these options and warrants to thereafter be exercisable throughout their terms, notwithstanding the holder of such option or warrant ceasing to serve as a director following the merger.

Compensation Committee Interlocks and Insider Participation

There are no “interlocks,” as defined by the SEC, with respect to any member of the compensation committee. Raymond C. Carnahan, Jr., Max Link, Herbert H. McDade, Jr. and Joseph Rubinfeld, Ph.D. are the current members of the compensation committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 25, 2003 by (1) each person who is known by us to beneficially own more than five percent of the common stock; (2) each director and nominee for director; (3) each of the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all executive officers and directors as a group. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Shares of Common Stock

Name of Beneficial Owner	Number	Percentage

Alexander L. Cappello (1)	598,264	2.7%
Raymond C. Carnahan, Jr (2).	30,182	*
Louis Ignarro, Ph.D.	91,916	—
Steven A. Kriegsman (3)	4,113,016	18.7
c/o CytRx Corporation 11726 San Vicente Boulevard, Suite 650 Los Angeles, CA 90049

Max Link (4)	38,750	*

Jack J. Luchese (5)	2,454,628	10.5
116 Tranquility Lane Destin, FL 32541

Herbert H. McDade, Jr. (6)	38,551	*
Joseph Rubinfeld	—	—
All executive officers and directors as a group (8 persons) (7)	4,910,679	21.8%

*	Less than 1%

(1)

Includes 445,002 shares subject to options or warrants exercisable within 60 days.  Shares of our common stock and options to purchase shares of our common stock beneficially owned by Mr. Cappello are held through the Alexander L. and Linda Cappello 2001 Family Trust.

(2)	Includes 29,932 shares subject to options or warrants exercisable within 60 days.
(3)	Includes 459,352 shares subject to options or warrants exercisable within 60 days.
(4)	Includes 21,209 shares subject to options or warrants exercisable within 60 days.
(5)	Includes 1,775,000 shares subject to options or warrants exercisable within 60 days.
(6)	Includes 37,551 shares subject to options or warrants exercisable within 60 days.
(7)	Includes 993,046 shares subject to options or warrants exercisable within 60 days.

Item 13.     Certain Relationships and Related Transactions

Effective January 1, 2001, we entered into an agreement with Cappello Capital Corp. in which Cappello Capital served as our exclusive financial advisor. The initial term of such agreement was for a period of twelve months and was subsequently extended for an additional twelve month period, expiring on December 31, 2002.  Under the agreement, Cappello Capital assisted us with analysis of potential transactions and strategic alternatives. The types of transactions that Cappello Capital may assist us with include private placements of equity, debt or convertible securities, strategic alliances, sale of all or a portion of CytRx, recapitalization or strategic acquisitions. As compensation for its services, we granted Cappello Capital a ten-year warrant to purchase 1,272,492 shares of our common stock (subject to downward adjustment under certain conditions) with an exercise price of $1.00 per share.  We valued these warrants for operating expense purposes at $1,063,000.  Additionally, if we proceeded with any of the transactions described in the agreement, we were to pay Cappello Capital a fee of between 3% and 7.5%, depending upon the nature of the transaction and the dollar amount involved. The fee we paid to Cappello Capital upon the closing of the merger with GGC was 448,330 shares of CytRx common stock, or 4.5% of the shares issuable in the merger.  The value of these shares at the date of issuance was $247,000.  Under the terms of the extension, CytRx paid Cappello Capital a monthly retainer fee of $10,000 for the six-month period ending on June 30, 2002. Alexander L. Cappello, one of our directors, is Chairman and Chief Executive Officer of Cappello Group, Inc., an affiliate of Cappello Capital.  Mr. Capello is a related party, and we believe that the terms under which we engaged Cappello Capital were at least as favorable to us as could have been obtained from an unrelated third party

Pursuant to his employment agreement, Jack J. Luchese, our former President and CEO, was entitled to a payment of $435,150 upon the execution of the merger agreement by CytRx and Global Genomics Capital and an additional $435,150 upon the closing of the merger. In order to reduce the amount of cash that CytRx had to pay to Mr. Luchese, CytRx and Mr. Luchese agreed that approximately $325,200 of the first $435,150 payment would be satisfied by CytRx granting a stock award to Mr. Luchese under the CytRx Corporation 2000 Long-Term Incentive Plan under which CytRx would issue Mr. Luchese 558,060 shares of CytRx common stock. As an inducement for Mr. Luchese to accept shares of stock in lieu of cash, those shares were issued at a value equal to 85% of the volume weighted average price of CytRx common stock for the 20 trading days ended on February 8, 2002.  At the date of issuance, the shares had a market value of $424,126.  The remainder of the first $435,150 payment was paid in cash. Upon the closing of the merger, Mr. Luchese the second payment of $435,150 and also received a cash payout of approximately $45,000, which is approximately equal to the value of, and was paid to Mr. Luchese in lieu of, medical and other similar benefits to which Mr. Luchese was entitled after his termination under the terms of his employment agreement.

Under agreements between each of our executive officers prior to our merger with Global Genomics, other than Jack J. Luchese, and us, each of those executive officers was entitled to a cash payment upon his termination subsequent to the closing of the merger for severance pay, stay bonuses and accrued vacation. In order to reduce the amount of cash that we had to pay to these executive officers, they were offered, subject to certain stockholder approval, stock awards in lieu of cash for all or any portion of the amounts to which they were entitled.  In addition, as an additional inducement for an executive officer to accept, in full or in part, this offer, we agreed to amend all outstanding options held by such officer to allow those options to be exercised for the entire remainder of their original terms.  A summary of the cash payments and stock awards made to these officers is as follows:

	Net Cash Payment (pre-tax)	Stock Award

Name		Number of Shares	Value

R. Martin Emanuele	$116,117	68,634	$48,703
William B. Fleck	61,661	42,896	30,439
J. Michael Grindel	126,153	77,213	54,790
Mark W. Reynolds	137,680	60,055	42,615

Since July 16, 2002, Steven A. Kriegsman has been our Chief Executive Officer and one of our directors.  In July 2002, we entered into an agreement with the Kriegsman Capital Group (“KCG”), an affiliate of Mr. Kriegsman, whereby KCG agreed to provide us with office space and certain administrative services.  From July 2002 to December 2002, we paid a total of approximately $59,000 to KCG under this agreement.  The charges are determined based upon actual space used and estimated percentages of employee time used.  Mr. Kriegsman is a related party, and we believe that the terms under which we have employed Mr. Kriegsman as our Chief Executive Officer and have been paying KCG for this rent and other expenses are at least as favorable to us as could have been obtained from an unrelated third party.

Item 14.     Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report, has concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to us can be gathered, analyzed and disclosed on a timely basis in the reports that we file under the Securities Exchange Act.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements

The consolidated financial statements of the Company and the related report of independent auditors thereon are set forth on pages F-1 to F-20 of this Annual Report on Form 10-K.  These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Auditors

The financial statements of the Blizzard Genomics, Inc. and the related report of independent auditors thereon are set forth on pages F-21 to F-43 of this Annual Report on Form 10-K.  These consolidated financial statements are as follows:

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Auditors

(2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-20 of this Annual Report on Form 10-K.

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index on page 36 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

               None.

CytRx Corporation

Form 10-K Exhibit Index

Exhibit Number

2.1	Agreement and Plan of Merger dated February 11, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.	(n)
2.2	First Amendment to Agreement and Plan of Merger dated May 22, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.	(n)
3.1	Restated Certificate of Incorporation	(a)
3.2	Restated By-Laws	(b)
3.3	Certificate of Amendment to Restated Certificate of Incorporation	(n)
3.4	Corrected Restated Certificate of Incorporation	(o)
4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust Company as Rights Agent	(c)
4.2	Amendment No. 1 to Shareholder Protection Rights Agreement	(l)
4.3	Stock Restriction and Registration Rights Agreement	(p)
4.4	Warrant Issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting Engagement Letter Dated July 20, 2002	(q)
10.1	Agreement with Emory University, as amended	(d)
10.2	Option Agreement granting PSMA Development Company option to enter into a license agreement with CytRx Corporation dated December 23, 2002
10.3 *	Amended and Restated Employment Agreement between CytRx Corporation and Jack J. Luchese	(i)
10.4 *	Amended and Restated Change of Control Employment Agreement between CytRx Corporation and Jack J. Luchese	(i)
10.5 *	Amendment No. 1 to Employment Agreement with Jack J. Luchese	(l)
10.6 *	Amendment No. 1 to Change in Control Employment Agreement with Jack J. Luchese	(l)
10.7 *	1986 Stock Option Plan, as amended and restated	(f)
10.8 *	1994 Stock Option Plan, as amended and restated	(e)
10.9 *	1995 Stock Option Plan	(g)
10.10 *	1998 Long-Term Incentive Plan	(h)
10.11 *	2000 Long-term Incentive Plan	(l)
10.12 *	Amendment No. 1 to 2000 Long-term Incentive Plan	(n)
10.13 *	Amendment No. 2 to 2000 Long-term Incentive Plan	(n)
10.14	Purchase and Sale Agreement dated February 23, 1998 by and between CytRx Corporation and Alexandria Real Estate Equities, Inc.	(h)
10.15	Common Stock Purchase Agreement dated March 24, 2000 by and between CytRx Corporation and the Investors Signatory Thereto	(i)
10.16	Private Equity Line of Credit Agreement dated April 26, 2000, between CytRx Corporation and Majorlink Holdings Limited	(j)
10.17 +	License Agreement dated November 1, 2000 by and between CytRx Corporation and Merck & Co., Inc.	(k)
10.18	License Agreement dated February 16, 2001 by and between CytRx Corporation and Ivy Animal Health, Inc.	(l)
10.19 +	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated	(m)
10.20 *	Amended and Restated Employment Agreement dated as of May 2002 between CytRx Corporation and Steven A. Kriegsman	(q)
10.21	Extension of financial advisory agreement between CytRx Corporation and Cappello Capital Corp. dated January 1, 2002	(q)
10.22	Agreement between Kriegsman Capital Group and CytRx Corporation dated February 11, 2002 regarding office space rental	(q)
10.23	Marketing Agreement with Madison & Wall Worldwide, Inc. dated August 14, 2002	(q)
10.24	Non-exclusive financial advisory agreement between CytRx Corporation and Sands Brothers & Co. Ltd. dated September 12, 2002	(q)
10.25	Supply Agreement between CytRx Corporation and Organichem (f/k/a Nycomed Inc.) dated August 30, 1999
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of Silverman Olson Thorvilson & Kaufmann, Ltd.
23.3	Consent of Ernst & Young LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+

Confidential treatment has been granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission.  The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997.
(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997.
(c)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 1997.
(d)	Incorporated by reference to the Registrant’s Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.
(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1997.
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 1996.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.
(h)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 1998.
(i)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2000.
(j)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on June 21, 2000.
(k)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on March 16, 2001.
(l)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 2001.
(m)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2001.
(n)	Incorporated by reference to the Registrant’s Proxy Statement filed June 10, 2002.
(o)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-91068) filed on June 24, 2002
(p)	Incorporated by reference to the Registrant’s 8-K filed on August 1, 2002.
(q)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

	By:	/s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman
Date: March 31, 2003		Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEXANDER L. CAPPELLO	Director	March 31, 2003

Alexander L. Cappello

/s/ RAYMOND C. CARNAHAN, Jr.	Director	March 31, 2003

Raymond C. Carnahan, Jr.

/s/ LOUIS J. IGNARRO, Ph.D.	Director	March 31, 2003

Louis J. Ignarro, Ph.D.

/s/ STEVEN A. KRIEGSMAN	Chief Executive Officer, Interim	March 31, 2003
Chief Financial Officer, Principal
Steven A. Kriegsman	Accounting Officer and Director

/s/ MAX LINK	Director	March 31, 2003

Max Link

/s/ HERBERT H. MCDADE, Jr.	Director	March 31, 2003

Herbert H. McDade, Jr.

/s/ JOSEPHRUBINFELd, Ph.D.	Director	March 31, 2003

Joseph Rubinfeld, Ph.D.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven A. Kriegsman, certify that:

1.	I have reviewed this Annual Report on Form 10-K of CytRx Corporation, Inc.

2.

Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

	(c)	presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN A. KRIEGSMAN

	Name:	Steven A. Kriegsman
	Its:	Chief Executive Officer and Interim Chief Financial Officer
Date: March 31, 2003

CYTRX CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$387,314	$5,272,914
Short-term investments	1,401,358	—
Accounts receivable, less allowances of $0 in 2002 and $39,050 in 2001	98,529	28,000
Current portion of note receivable	135,291	122,467
Prepaid insurance	119,332	13,238
Other current assets	4,166	10,000

Total current assets	2,145,990	5,446,619
Property and equipment, net	1,084	1,745,728
Other assets:
Investment in Blizzard Genomics - acquired developed technology	6,644,492	—
Notes receivable, less current portion	229,958	365,249
Prepaid insurance	208,160	—
Other assets	53,900	53,000

Total other assets	7,136,510	418,249

Total assets	$9,283,584	$7,610,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,947	$178,777
Accrued expenses and other current liabilities	428,490	574,380

Total current liabilities	508,437	753,157
Accrued loss on facility abandonment	419,038	—
Deferred gain on sale of building	121,762	149,688
Deferred revenue from license agreement	275,000	125,000

Total liabilities	1,324,237	1,027,845
Commitments
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized;22,143,927 and 11,459,012 shares issued at December 31, 2002 and 2001, respectively	22,144	11,459
Additional paid-in capital	82,173,839	74,632,292
Treasury stock, at cost (633,816 shares held at December 31, 2002 and 2001)	(2,279,238)	(2,279,238)
Accumulated deficit	(71,957,398)	(65,781,762)

Total stockholders’ equity	7,959,347	6,582,751

Total liabilities and stockholders’ equity	$9,283,584	$7,610,596

See accompanying notes.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Revenues:
Service revenues	$22,453	$101,463	$451,031
License fees	1,051,000	3,751,000	2,000,000
Interest income	95,508	162,284	170,433
Grant revenue	46,144	156,729	348,790
Other	126,804	227,934	357,604

	1,341,909	4,399,410	3,327,858
Expenses:
Cost of service revenues	11,287	70,501	267,915
Research and development	767,102	1,844,038	1,962,171
Depreciation and amortization	1,128,612	586,249	317,850
Selling, general and administrative	2,059,756	2,829,963	1,927,379
Severance and other contractual payments to officers	1,822,454	—	—
Asset impairment charge	920,939	—	—
Loss on facility abandonment	477,686	—	—

	7,187,836	5,330,751	4,475,315

Loss before other expenses	(5,845,927)	(931,341)	(1,147,457)
Equity in losses from Blizzard Genomics	(329,709)	—	—

Loss from continuing operations	(6,175,636)	(931,341)	(1,147,457)
Income from discontinued operations	—	—	799,355

Net loss	$(6,175,636)	$(931,341)	$(348,102)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.39)	$(0.09)	$(0.12)
Discontinued operations	—	—	0.08

Net loss	$(0.39)	$(0.09)	$(0.04)

Basic and diluted weighted average shares outstanding	16,004,155	10,358,381	9,423,787

See accompanying notes.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

	Shares Issued	Amount

Balance at January 1, 2000	8,373,853	$8,374	$67,805,871	$(64,502,319)	$(2,279,238)	$1,032,688
Issuance of common stock	2,360,159	2,360	4,567,255	—	—	4,569,615
Issuance of stock options/warrants	—	—	364,613			364,613
Net loss	—	—	—	(348,102)	—	(348,102)

Balance at December 31, 2000	10,734,012	10,734	72,737,739	(64,850,421)	(2,279,238)	5,618,814
Issuance of common stock	725,000	725	453,619	—	—	454,344
Issuance of stock options/warrants	—	—	1,440,934	—	—	1,440,934
Net loss	—	—	—	(931,341)	—	(931,341)

Balance at December 31, 2001	11,459,012	11,459	74,632,292	(65,781,762)	(2,279,238)	6,582,751
Issuance of common stock	324,999	326	109,408	—	—	109,734
Common stock issued for Acquisition of Global Genomics	8,948,204	8,948	5,785,014	—	—	5,793,962
Common stock and warrants issued in conjunction with acquisition of Global Genomics	548,330	548	899,693	—	—	900,241
Common stock issued in lieu of cash for officers’ severance and bonuses	863,382	863	517,882	—	—	518,745
Issuance of stock options/warrants	—	—	229,550	—	—	229,550
Net loss	—	—	—	(6,175,636)	—	(6,175,636)

Balance at December 31, 2002	22,143,927	$22,144	$82,173,839	$(71,957,398)	$(2,279,238)	$7,959,347

See accompanying notes.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(6,175,636)	$(931,341)	$(348,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	793,563	586,249	317,850
Amortization of intangible assets	335,049	—	—
Equity in losses from Blizzard Genomics	329,709	—	—
Gain on sales of segment operations	—	—	(679,784)
Stock option and warrant expense	229,550	1,440,934	364,613
Asset impairment charge	920,939	—	—
Changes in assets and liabilities:
Receivables	(70,529)	26,160	52,811
Inventories	—	—	3,585
Note receivable	122,467	110,860	51,424
Other assets	(309,320)	18,911	198,454
Accounts payable	(98,830)	(119,459)	124,868
Other liabilities	395,222	(93,120)	(1,435,841)

Total adjustments	2,647,820	1,970,535	(1,002,020)

Net cash (used in) provided by operating activities	(3,527,816)	1,039,194	(1,350,122)
Cash flows from investing activities:
Purchases of held-to-maturity securities	(1,401,358)	—	—
Property and equipment disposals (expenditures), net	30,142	—	(28,032)
Net proceeds from sales of segment operations	—	—	100,000

Net cash (used in) provided by investing activities	(1,371,216)	—	71,968
Cash flows from financing activities:
Net proceeds from issuance of common stock	628,496	454,344	2,225,637
Net cash paid related to acquisition of Global Genomics Capital	(615,064)	—	—
Redemption/retirement of debt	—	—	(200,000)

Net cash provided by financing activities	13,432	454,344	2,025,637

Net (decrease) increase in cash and cash equivalents	(4,885,600)	1,493,538	747,483
Cash and cash equivalents at beginning of year	5,272,914	3,779,376	3,031,893

Cash and cash equivalents at end of year	$387,314	$5,272,914	$3,779,376

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—	$—

Cash paid during the year for income taxes	$—	$—	$—

See accompanying notes.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Nature of Business

CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical company engaged in the development and commercialization of pharmaceutical products.  The Company’s current products are FLOCOR, an intravenous agent for treatment of sickle cell disease (an inherited disease caused by a genetic mutation of hemoglobin in the blood) and other acute vaso-occlusive disorders (a blockage of blood flow caused by deformed or “sickled” red blood cells which can cause intense pain in sickle cell disease patients), and TranzFect, a delivery technology for DNA and conventional-based vaccines. CytRx is currently seeking strategic partners to complete the development of FLOCOR, and TranzFect is currently being developed by licensees for this product (see Note 15). The Company may also seek to license TranzFect as a potential conventional adjuvant for hepatitis B and C, anthrax, flu, malaria and other viral diseases. CytRx’s technologies may also have potential applications in the areas of spinal cord injury, vaccine delivery and gene therapy.

On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., which became a wholly-owned subsidiary of the Company (see Note 9). This subsidiary was renamed GGC Pharmaceuticals, Inc., but is referred to herein as “Global Genomics.”  Global Genomics is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc., a central nervous system genomics company in San Diego, California. Blizzard Genomics, Inc. is developing instrumentation, software, and consumable supplies (including DNA chips and DNA chip readers) for the genomics industry. Global Genomics expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses. These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology. Psynomics, Inc. is an early stage genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases. The Company accounts for its investment in Blizzard Genomics using the equity method.  The Company’s investment in Psynomics is accounted for on the cost method.

2.          Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - The consolidated financial statements include the accounts of CytRx together with those of its majority-owned subsidiaries.  The accounts of Global Genomics are included since July 19, 2002 (see Note 9).  Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.  The operations of the Company’s TiterMax business segment are presented as discontinued operations for 2000 (see Note 16).

Revenue Recognition - Service revenues relate to the Company’s Recruiting Services operating segment (see Note 16) and are recognized at the time services are rendered because all obligations necessary to earn such revenues have been completed by the Company at that time.  Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred.  The costs incurred under such arrangements are recorded as research and development expense and approximated the revenues reported in the accompanying statements of operations.  As of December 31, 2002, there were no continuing royalty arrangements, purchase provisions, license agreements or any other commitments pursuant to the Company’s collaborative research arrangements.  Non-refundable license fee revenue is recognized upon receipt when no continuing involvement of the Company is required and payment of the license fee represents the culmination of the earnings process.  Non-refundable license fees received subject to future performance by the Company or that are credited against future payments due to the Company are deferred until services are performed, future payments are received or termination of the agreement, whichever is earlier.

Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents consist primarily of commercial paper and amounts invested in money market accounts.

Investments - Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.  Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity.  Realized gains and losses are included in investment income and are determined on a first-in, first-out basis (see Note 3).

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable approximate their fair values.

Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally five years for equipment and furniture) of the related assets.  Leasehold improvements are amortized over the term of the related lease or other contractual arrangement.  Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.  See Note 4.

Patents and Patent Application Costs - Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain.  Patent costs are therefore expensed rather than capitalized.

Accrued Expenses – Accrued expenses and other current liabilities at December 31, 2002 and 2001 are summarized below (in thousands).

	2002	2001

Clinical research activities	$97	$194
Deferred gain on sale of building	28	28
Accrued loss on facility abandonment (current portion)	144	—
Accrued bonuses	—	134
Other miscellaneous	159	218

Total	$428	$574

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding.  Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive.  Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 6,627,000 shares at December 31, 2002.

Shares Reserved for Future Issuance – As of December 31, 2002, the Company has reserved approximately 8,401,000 of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans and warrants issued to consultants and investors, and 2,800,000 shares pursuant to its equity line-of-credit (see Note 8).

Stock-based Compensation - The Company grants stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, and, accordingly, recognizes no compensation expense for the stock option grants and warrants for which the terms are fixed.  For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees.  However, the Company has continued to account for stock-based compensation in accordance with APB 25 (See Note 12).  The Company has also granted stock options and warrants to certain consultants and other third parties.  Stock options and warrants granted to consultants and other third parties are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued for Sales of Goods and Services to Other Than Employees, and are valued at the fair market value of the options and warrants granted or the services received, whichever is more reliably measurable.  Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier.

SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), requires the presentation of pro forma information as if the Company had accounted for its employee stock options and performance awards under the fair value method of that statement.  For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the vesting period.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data.)

		2002	2001	2000

Net loss, as reported		$(6,176)	$(931)	$(348)
Add:	Compensation expense for stock-based performance awards included in reported net loss	—	—	115
Deduct:	Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,229)	(663)	(708)

Pro forma net loss		$(7,405)	$(1,594)	$(941)

Loss per share, as reported (basic and diluted)		$(0.39)	$(0.09)	$(0.04)
Loss per share, pro forma (basic and diluted)		$(0.46)	$(0.15)	$(0.10)

The fair value for the Company’s options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Weighted average risk free interest rate	2.74%	5.29%	6.24%
Dividend yields	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	0.99	0.98	1.03
Weighted average life of the option (years)	3.6	7.2	8

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and note receivable.  The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company’s investment policy disallows investment in any debt securities rated less than “investment-grade” by national ratings services.  The Company generally does not require collateral or other securities from its customers for sales made on credit.  The Company is at risk to the extent accounts receivable and note receivable amounts become uncollectible.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications - Certain prior year balances have been reclassified to conform with the 2002 presentation.

Recently Issued Accounting Standards – In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  These statements eliminate the pooling of interests method of accounting for all business combinations initiated after June 30, 2001, address the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and eliminate the amortization of goodwill effective January 1, 2002.  On February 11, 2002, the Company entered into an agreement to acquire Global Genomics Capital, Inc., a privately held genomics company in Los Angeles, California, through a merger of a wholly owned subsidiary of the Company into Global Genomics Capital.  The merger closed on July 19, 2002.  See Note 9.  The Company has accounted for the merger in accordance with the provisions of SFAS 141 and SFAS 142.

In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business.  SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on the consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”).  SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 16, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002.  All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002.  The Company adopted SFAS 145 as of January 1, 2003, and does not expect the pronouncement to have a material impact on the consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for the Cost Associated with Exit or Disposal Activities (“SFAS 146”).  This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  The Company will adopt this accounting standard for any exit or disposal activities initiated after December 31, 2002.

3.          Investments

At December 31, 2002 the Company held approximately $1,401,000 in investments, reported as short-term investments in the accompanying consolidated balance sheets.  The Company held no investments at December 31, 2001.  The contractual maturities of securities held at December 31, 2002 are one year or less.  At December 31, 2002 the Company has classified all of its investments (consisting entirely of U.S. Government obligations) as held-to-maturity, as summarized below (in thousands):

Cost	$1,400
Gross Unrealized Gains	1
Gross Unrealized Losses	—

Fair Market Value	$1,401

4.          Property and Equipment

Property and equipment at December 31 consist of the following (in thousands):

	2002	2001

Equipment and furnishings	$1,511	$2,122
Leasehold improvements	984	984

	2,495	3,106
Less accumulated depreciation	(2,494)	(1,360)

	$1	$1,746

Asset Impairment Loss – In May 2002, Organichem, Corp., which is to provide CytRx with commercial supplies of FLOCOR purified drug substance, advised CytRx that it does not intend to renew the Company’s agreement when it expires in December 2003.  CytRx is continuing to seek a strategic partner for the development of FLOCOR.  However, during the fourth quarter the Company determined that, in light of the relatively short remaining term of the Organichem contract, the significant costs that would be associated with relocating the equipment owned by CytRx in connection with this contract and the Company’s lack of success to date in its continuing search for a strategic partner for the development of FLOCOR, an impairment loss of approximately $921,000 should be recorded, which equals the net book value of this equipment and related leasehold improvements in our Product Development segment.  This charge is reflected as a separate line item in the accompanying consolidated statement of operations as an asset impairment charge.

5.          Facility Abandonment

In the fourth quarter of 2002, the Company recorded a loss of approximately $478,000 associated with the closure of its Atlanta headquarters and relocation to Los Angeles subsequent to its merger with Global Genomics (see Note 9).  This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income.  This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002, $144,000 of which is reflected as a current liability and $419,000 as non-current.

6.          Commitments and Contingencies

Rental expense from continuing operations under operating leases during 2002, 2001 and 2000 approximated $171,000, $154,000 and $160,000, respectively.  Minimum annual future obligations for operating leases are $178,000, $185,000, $193,000, $200,000, $208,000 and $76,000 in 2003, 2004, 2005, 2006, 2007 and 2008, respectively.  Aggregate minimum future subrentals the Company expects to receive under noncancellable subleases total approximately $22,000 at December 31, 2002.

7.          Private Placement of Common Stock

Effective March 24, 2000, the Company entered into a Stock Purchase Agreement with certain investors (the “Investors”) whereby the Investors agreed to purchase 800,000 shares of the Company’s Common Stock for an aggregate purchase price of $1,800,000 and the issuance of warrants to purchase an additional 330,891 shares at $2.25 per share.  After consideration of offering expenses, net proceeds to the Company were approximately $1,649,000.  The warrants expire March 31, 2003.  The Investors were granted registration rights for the shares issued to them and the shares underlying the warrants.  Subject to certain conditions, the Investors were also required, upon effective registration of the shares, to either (a) purchase an additional 286,000 shares at $2.25 per share and simultaneously receive an additional three-year warrant to purchase 143,000 shares at $2.25 per share, or (b) purchase 429,000 shares at a price equal to 75% of a trailing average market price of the Company’s Common Stock, as defined in the Stock Purchase Agreement.  In July 2000, the Investors exercised their rights to purchase 429,000 additional shares at a net price of $.77 per share, resulting in net proceeds of $307,000 to the Company, after consideration of offering expenses.

8.          Equity Line of Credit

In April 2000, the Company entered into a Private Equity Line of Credit Agreement (the “ELC Agreement”) with Majorlink Holdings Limited (“Majorlink”), pursuant to which the Company has the right to put shares of Common Stock to Majorlink from time to time during the “commitment period” to raise up to $5,000,000, subject to certain conditions and restrictions.  The “commitment period” began on the effective date (May 3, 2001) of a registration statement filed by the Company to register the resale by Majorlink of the shares of Common Stock that Majorlink purchases under the ELC Agreement and ends on the earliest of (1) the date thirty months from such date, (2) the date on which Majorlink shall have purchased $5,000,000 of Common Stock under the ELC Agreement or (3) the date either party terminates the ELC Agreement in accordance with its terms.  Each time the Company desires to raise a specific amount of cash under the ELC Agreement, the Company will issue to Majorlink a number of shares of Common Stock determined by dividing the amount of cash desired to be raised by the Company by 90% of a trailing market average price of the Company’s Common Stock, as defined in the ELC Agreement.  No shares were purchased by Majorlink under the ELC Agreement in 2002, 2001 or 2000.  In connection with the ELC Agreement, the Company issued Majorlink a warrant to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.25.  The warrant is exercisable for a period of three years.

9.          Merger with Global Genomics Capital, Inc.

On February 11, 2002, CytRx entered into an agreement whereby the Company agreed to acquire Global Genomics, a privately-held genomics holding company, through a merger of GGC Merger Corporation, a wholly-owned subsidiary of CytRx, into Global Genomics.  Global Genomics is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. (“Blizzard”) in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc. (“Psynomics”), a central nervous system genomics company in San Diego, California.  CytRx’s primary reasons for the acquisition were to (a) expand its business into the genomics field to diversify its product and technology base, and (b) gain the management and directors of Global Genomics, who may assist CytRx in developing corporate partnerships and acquisition, investment and financing opportunities not previously available to CytRx.

Blizzard is developing instrumentation, software, and consumable supplies for the genomics industry.  Blizzard’s products that, based on the advanced stage of development of such products, the Company believes are commercially viable, include (a) its DNA chip reader that uses proprietary engineering and a charge-coupled device to directly acquire the fluorescence image of a hybridized DNA chip, and (b) its thermal station and T-Chip, comprising technology that produces a temperature gradient across a film on the surface of a DNA chip.  The gradient enables researchers and clinicians to apply a straightforward temperature versus position measurement currently required for the detection of a single nucleotide change in a DNA strand.   Blizzard expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses. These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology. Psynomics is an early stage genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases.

The transaction was closed on July 19, 2002, after approval by the shareholders of each company and satisfaction of other customary closing conditions.  Pursuant to the merger agreement, each outstanding share of common stock of Global Genomics was converted into .765967 shares of the Company’s Common Stock.  The merger resulted in the issuance of 8,948,204 shares of CytRx Common Stock and options and warrants to purchase 1,014,677 shares of CytRx Common Stock to the former security holders of Global Genomics, with 498,144 of the CytRx shares being held in escrow and subject to cancellation in whole or in part to satisfy any indemnification claims made by the Company under the merger agreement. CytRx issued an additional 548,330 shares of its Common Stock for investment banking and legal fees as part of the merger.

The merger was accounted for as a purchase by CytRx of a group of assets of Global Genomics in a transaction other than a business combination and was not considered to be a reverse acquisition.  We considered the provisions of SFAS 141 and determined CytRx to be the acquirer for accounting purposes.  Because the current activities of GGC are focused on the development of a business rather that the operation of a business and planned principal operations of GGC have not yet commenced, Global Genomics is considered a development-stage company.  Therefore, in accordance with the guidance in Emerging Issues Task Force Issue No. 98-3 (“EITF 98-3”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” Global Genomics does not constitute a business as defined in SFAS 141.  Therefore, the Company allocated the purchase price in accordance with the provisions of SFAS 142 related to the purchase of a group of assets. SFAS 142 provides that the cost of a group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based on their relative fair values and shall not give rise to goodwill.

The purchase price was determined in accordance with SFAS 141 and SFAS 142.  A summary of the determination of the purchase price is as follows:

Issuance of 8,948,204 shares of CytRx common stock at $0.6475 per share	$5,793,962
Fair value of 1,014,677 vested warrants issued to purchase CytRx common stock	598,659
Transaction costs	971,869

Total purchase price	$7,364,490

Since GGC was a development stage company and no goodwill can arise from the purchase of a development stage company, in accordance with the provisions of SFAS 141 and SFAS 142, all identifiable assets acquired, including identifiable intangible assets, were assigned a portion of the purchase price on the basis of their relative fair values.  To this end, an independent appraisal of Global Genomics’ assets was used as an aid in determining the fair value of the identifiable assets, including identified intangible assets, in allocating the purchase price among the acquired assets.  Global Genomics’ primary assets were its investments in Blizzard and Psynomics and thus, the fair value of each of these entities were determined.  The discounted cash flow approach was used to determine the estimated fair value of the acquired intangible assets of Blizzard and Psynomics underlying Global Genomics’ investment in each company.  Cash flows were projected for a period of 10 years and were discounted to net present value using discount factors of from 46% to 60%.  Material cash inflows from product sales were projected to begin in 2003 for Blizzard.  A summary of the purchase price allocation is as follows:

Current assets	$33,129
Investment in Blizzard Genomics – Acquired developed technology	7,309,250
In-process research and development (recognized as an expense)	78,394
Less: Liabilities assumed	(56,283)

Total purchase price	7,364,490

The in-process research and development was recorded as a charge for acquired incomplete research and development in the accompanying consolidated statement of operations and relates primarily to Global Genomics’ investment in Psynomics.  The acquired developed technology primarily represents values assigned to Global Genomics’ investment in Blizzard’s DNA chip reader, thermal gradient station and T-Chips.  The acquired technology is being amortized over a period of ten years.  The ten year amortization period was determined through consideration of relevant patent terms (legal life), estimated technological and economic life, and the range of useful lives observed in public filings of other companies involved in similar DNA technologies.  As of December 31, 2002, accumulated amortization related to the acquired developed technology was $335,049 and total amortization expense recorded for 2002 was $335,049.  Annual amortization expense over each of the next five years is expected to be $730,925.

The results of operations of Global Genomics for the period July 19, 2002 (date of acquisition) to December 31, 2002 are included in the accompanying consolidated statement of operations.  The following unaudited pro forma information presents a summary of our consolidated results of operations for the years ended December 31, 2002 and 2001, as if the acquisition of Global Genomics had occurred on January 1, 2001.  These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2001, or which may result in the future.

(in thousands, except per share)	2002	2001

Revenues	$1,342	$4,399
Net loss	(7,356)	(3,223)
Net loss per share	(0.35)	(0.16)

Equity in Losses of Blizzard.  The Company records its portion of the losses of Blizzard using the equity method.  For the period July 19, 2002 (date of acquisition of Global Genomics) to December 31, 2002, the Company recorded $329,709 as its share in the loss of Blizzard.  This amount is reported as a separate line item in the accompanying consolidated statement of operations.  Summarized financial information for Blizzard as of December 31, 2002 and since the date of acquisition of Global Genomics through December 31, 2002 that has been provided by Blizzard is as follows:

(in thousands)	Total	Company’s Share

Current Assets	$29	$12
Other Assets	15	6
Current Liabilities	590	236
Long-term convertible notes payable	130	52
Net Assets	(676)	(270)
Net Loss (since acquisition date)	(824)	(330)

Impairment Test of Intangible Assets.  In accordance with the provisions of SFAS 142 and SFAS 144, the Company reviewed the net values on its balance sheet as of December 31, 2002 assigned to Investment in Blizzard-Acquired Developed Technology resulting from its acquisition of Global Genomics.  SFAS 144 requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During 2002, Blizzard was unsuccessful in its attempts to raise a significant amount of financing necessary for it to pursue its commercialization strategy for its products.  Although Blizzard is continuing these efforts, the difficulty it has encountered has prompted CytRx to evaluate the carrying values of its assets related to Blizzard.

As of December 31, 2002, the following assets related to Blizzard are reflected on CytRx’s balance sheet:

Investment in Blizzard - Acquired Developed Technology	$7,309,250
Less: Accumulated Amortization	(335,049)
Less: Equity Method Losses to Date	(329,709)

$6,644,492

Blizzard’s recurring losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Blizzard will not be able to continue as a going concern unless it raises significant amounts of capital in the near future. Blizzard’s management currently has plans to raise approximately $2 million during 2003 through strategic alliances, distributor agreements and/or outright sale or sublicense of its sublicensed rights to its current developed technology and has hired a local investment banking group to assist in its fund raising efforts. Although Blizzard has thus far been unable to raise the financing necessary to achieve its business plan, and continued uncertainties exist, it is CytRx’s management’s opinion that these difficulties are primarily indicative of the overall financial market conditions and not of commercial infeasibility or other problems associated specifically with Blizzard’s technology and products.  CytRx’s analysis consisted of a review of current financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows, and consideration of other qualitative factors.

CytRx’s management determined that the estimated fair values of CytRx’s investment in Blizzard exceeded the carrying values reflected on its balance sheet at December 31, 2002 and that no impairment charge was necessary.

10.          Severance Payments to Officers

Pursuant to his employment agreement, CytRx’s former President and CEO, Jack Luchese, was entitled to a payment of $435,150 upon the execution of the merger agreement between CytRx and Global Genomics (see Note 9) and an additional $435,150 upon the closing of the merger. In order to reduce the amount of cash that CytRx had to pay to Mr. Luchese, CytRx and Mr. Luchese agreed that approximately $325,200 of the first $435,150 payment would be satisfied by CytRx granting a stock award to Mr. Luchese under the CytRx Corporation 2000 Long-Term Incentive Plan under which CytRx issued Mr. Luchese 558,060 shares of CytRx common stock.  Those shares of stock were issued at a value equal to 85% of the volume weighted average price of CytRx common stock for the 20 trading days ended on February 8, 2002.  The cash payment and fair value of the shares issued were recognized as expense during the first quarter of 2002.

The terms of CytRx’s merger with Global Genomics contemplated that Global Genomics’ management team would replace that of CytRx’s subsequent to the closing of the merger. On July 16, 2002, CytRx terminated the employment of all of its then current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000 (including the final $435,150 owed to Mr. Luchese as discussed above). Prior to the merger closing date, CytRx advanced part of these amounts to three of its officers, such that the total remaining obligation at the closing date was $1,179,000.  Four officers agreed to accept an aggregate total of $177,000 of such amount in the form of CytRx Common Stock in lieu of cash, resulting in the issuance of 248,798 shares. Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes. The severance payments and fair value of the shares issued were recognized as expense during the third quarter of 2002 and is reported as a separate line item on the accompanying consolidated statement of operations together with the cash payment and fair value of shares issued to Mr. Luchese discussed above.

11.          Retirement Plans

The Company has periodically maintained a 401(k) defined contribution plan (the “Plans”) covering employees of the Company.  Total expense related to the Plans for the years ended December 31, 2002, 2001 and 2000 were $31,300, $0 and $0, respectively.

12.          Stock Options and Warrants

CytRx has stock option plans pursuant to which certain key employees, directors and consultants are eligible to receive incentive and/or nonqualified stock options to purchase shares of CytRx’s common stock.  Fixed options granted under the plans generally become exercisable over a three year period from the dates of grant and have lives of ten years.  The Company may also grant options and/or warrants to its Chief Executive Officer and other executive officers containing alternative or additional vesting provisions based on the achievement of corporate objectives.  Exercise prices of all options and warrants for employees and directors are set at the fair market values of the common stock on the dates of grant.

During 2000, the vesting criteria for certain options and warrants held by employees were achieved, resulting in the recognition of $115,000 of compensation expense.  Additionally, during 2001 and 2000 the Company made modifications to and repriced certain outstanding employee options and warrants.  As a result of the modification, these employee options and warrants are required to be accounted for as variable options under APB 25 and related Interpretations.  Potential compensation expense is measured for each reporting period based on the intrinsic value of these employee options and warrants until the options or warrants are ultimately exercised, forfeited, cancelled or expire unexercised.  No compensation expense was recognized for the years ended December 31, 2002 or 2001 related to these employee options and warrants.

In connection with the Company’s acquisition of Global Genomics in July 2002 (see Note 9), CytRx issued 1,014,677 warrants to the holders of GGC warrants in return for the cancellation of all outstanding Global Genomics warrants.  The new warrants were 100% vested upon their issuance, have an exercise price of $0.01 per share and expire on January 31, 2007.  Additionally, the acquisition of Global Genomics triggered the “Change of Control” provisions contained in the Company’s stock option plans and in the warrants held by the Company’s former President and Chief Executive Officer, resulting in the immediate vesting of all outstanding warrants held by the former President and Chief Executive Officer and of all outstanding options issued pursuant to the Company’s various stock options plans.

During 2002, 2001 and 2000, services were received in exchange for options and warrants issued to certain consultants, resulting in aggregate non-cash charges of $230,000, $1,441,000 and $249,000, respectively.  Such charges for 2001 included $1,063,000 related to 1,272,492 warrants issued to Cappello Capital Corp. for financial advisory services.  Alexander L. Cappello, a member of the Company’s Board of Directors, is Chairman and CEO of Cappello Group, Inc., parent of Cappello Capital Corp.  See Note 19.

A summary of the Company’s stock option and warrant activity and related information for the years ended December 31 is shown below.

	Options and Warrants			Weighted Average Exercise Price

	2002	2001	2000	2002	2001	2000

Outstanding - beginning of year	5,532,478	3,685,682	3,137,852	$1.22	$1.57	$1.43
Granted	1,752,178	2,404,297	1,416,803	0.32	1.03	2.04
Exercised	(200,000)	(500,000)	(106,567)	0.01	0.50	1.28
Forfeited	(275,000)	(7,501)	(741,989)	0.80	1.45	1.86
Expired	(182,830)	(50,000)	(20,417)	1.28	1.00	1.00

Outstanding - end of year	6,626,826	5,532,478	3,685,682	$1.00	$1.22	$1.57

Exercisable at end of year	6,559,326	4,764,137	2,917,674	$1.00	$1.26	$1.47
Weighted average fair value of options and warrants granted during the year:	$0.52	$0.66	$1.98

The following table summarizes additional information concerning options and warrants outstanding and exercisable at December 31, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Exercise Price

$0.01	1,014,677	4.1	$0.01	1,014,677	$0.01
0.58 – 1.50	4,902,846	5.7	0.99	4,835,346	1.00
2.00 - 3.438	704,303	0.3	2.45	704,303	2.45
7.75	5,000	2.2	7.75	5,000	7.75

	6,626,826	4.8	1.00	6.559,326	1.00

13.          Shareholder Protection Rights Plan

Effective April 16, 1997, the Company’s Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 15, 1997 and for each share of common stock issued by the Company thereafter and prior to a Flip-in Date (as defined below).  Each Right entitles the registered holder to purchase from the Company one-ten thousandth (1/10,000th) of a share of Series A Junior Participating Preferred Stock, at an exercise price of $30.  The Rights are generally not exercisable until 10 business days after an announcement by the Company that a person or group of affiliated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the Company’s then outstanding shares of common stock (a “Flip-in Date”).  In connection with the merger agreement with Global Genomics, the Company’s Board of Directors amended the shareholders protection rights agreement to exempt the merger from triggering a Flip-in Date.

In the event the Rights become exercisable as a result of the acquisition of shares, each Right will enable the owner, other than the Acquiring Person, to purchase at the Right’s then current exercise price a number of shares of common stock with a market value equal to twice the exercise price.  In addition, unless the Acquiring Person owns more than 50% of the outstanding shares of common stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such Acquiring Person) at an exchange ratio of one share of common stock per Right.  All Rights that are owned by any person on or after the date such person becomes an Acquiring Person will be null and void.

The Rights have been distributed to protect the Company’s stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirors.

14.          Income Taxes

For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $58.1 million of net operating losses available to offset against future taxable income, subject to certain limitations.  Such losses expire in 2003 through

2022 as of December 31, 2002.  CytRx also has an aggregate of approximately $6.6 million of research and development and orphan drug credits available for offset against future income taxes that expire in 2003 through 2020.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities.  The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforward	$22,101	$20,564
Tax credit carryforward	6,627	6,667
Property and equipment and capital losses	3,129	2,584

Total deferred tax assets	31,857	29,815
Deferred tax liabilities:
Depreciation and other	(2,793)	(2,727)

Total deferred tax liabilities	(2,793)	(2,727)

Net deferred tax assets	29,064	27,088
Valuation allowance	(29,064)	(27,088)

	$—	$—

Based on assessments of all available evidence as of December 31, 2002 and 2001, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the net deferred income tax assets since it is management’s conclusions that it is more likely than not that the deferred tax assets will not be realized. Furthermore, the July 19, 2002 acquisition of Global Genomics will cause a change of ownership as defined by Internal Revenue Code Section 382 which will substantially limit the ability of the Company to realize the deferred tax assets. Generally, the deferred tax assets will be limited to an annual utilization of approximately 4.9% of the purchase price of Global Genomics. A definitive analysis of the Section 382 limitation has not been computed by the Company.

15.          License Agreements

CytRx currently has three license agreements for its technologies, as described below.  To date, the Company has received $7.1 million in upfront fees, milestone payments and annual maintenance fees pursuant to these agreements, and has the potential to receive in excess of $17 million in additional milestone and maintenance fees, plus royalties on eventual sales of approved products of from 1% to 5% of net sales by the licensees.

Merck & Co., Inc. -- In November 2000, CytRx entered into an exclusive, worldwide license agreement with Merck and Company, Inc. (“Merck”) whereby CytRx granted to Merck rights to use its TranzFect technology in DNA-based vaccines targeted to four infectious diseases.  In addition to an upfront payment of $2 million for the first disease target, in February 2002 Merck paid CytRx a $1 million milestone fee related to the commencement by Merck of the first U.S. Food and Drug Administration Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV.  In addition, Merck may pay CytRx additional milestone and product approval payments of up to $3 million as they develop the product.  The Company has no commitment for continuing involvement to earn the upfront payment or the future milestone payments.  Thus, the $2 million upfront payment was recognized as license fee revenue in 2000 and the $1 million milestone payment was recognized as license fee revenue in 2002.  Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay a royalty to CytRx of 1% on net sales of products incorporating TranzFect for the first disease target.  For each of the licenses for the three additional disease targets, Merck will pay to CytRx a series of milestone and product approval payments totaling up to $2,850,000 each.  If and when sales of products incorporating TranzFect for the three additional disease targets commence, CytRx will receive royalties of between 2 and 4% of the net sales from such products.  Additionally, if certain conditions are met regarding patent protection and Merck’s competitive position, Merck may pay an additional royalty to CytRx of 1% on net sales of products incorporating TranzFect for these additional disease targets, in which case the total royalties may be up to 5%.

Vical, Incorporated -- In December 2001, CytRx entered into a license agreement (the “Vical License”) with Vical Incorporated (“Vical”) granting Vical exclusive, worldwide rights to use or sublicense CytRx’s TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides (such as DNA and RNA) in all preventive and therapeutic human and animal health applications, except for (1) four infectious disease vaccine targets previously licensed by CytRx to Merck, and (2) DNA vaccines or therapeutics based on prostate- specific membrane antigen (PSMA). In addition, the Vical License permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides.  Under the Vical License, CytRx received an up-front payment of $3,750,000 and has the potential to receive additional aggregate milestone payments of up to $3,600,000 and royalty payments in the future based on criteria described in the agreement.  Vical will also pay CytRx an annual maintenance payment of between $50,000 and $100,000 until the first product approval. The Company has no commitment for continuing involvement to earn the upfront payment or the future milestone payments.

Ivy Animal Health, Inc. -- In February 2001, CytRx entered into a license agreement with Ivy Animal Health, Inc. (“Ivy”) of Overland Park, Kansas, whereby CytRx granted to Ivy a worldwide exclusive license to its investigational agent, CRL-8761, a non–antibiotic feed additive that enhances growth performance in monogastric food animals such as poultry and pigs.  As part of the license, CytRx received a nominal upfront payment, and will receive a milestone fee upon regulatory approval in the United States and an eventual royalty equal to 5% of net sales.

16.          Discontinued and Transferred Operations

Titermax -- From 1987 to 2000 CytRx manufactured, marketed and distributed Titermax, an adjuvant used to produce immune responses in research animals.  Effective June 15, 2000, the Company entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby Titermax USA purchased the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business.  The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually.  Net income associated with the Titermax activities included in income (loss) from discontinued operations was approximately $119,000 for 2000.  A gain related to the sale of $680,000 was recorded in 2000 and is also classified as discontinued operations.

Spectrum Recruitment Research – From 1996 to 2002 CytRx marketed the services of a small group of human resources professionals under the name of Spectrum Recruitment Research (“Spectrum”) as a way of offsetting the Company’s cost of maintaining this function.  In February 2002 the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx (Spectrum) employees. Net income (loss) associated with the Spectrum activities included in income (loss) from operations was approximately $5,000, $(18,000) and $146,000 for 2002, 2001, and 2000, respectively.

17.          Segment Reporting

The Company has three reportable segments: Recruiting Services (Spectrum), Product Development (core business of development and commercialization of pharmaceutical-related products), and Research Products (TiterMax).  See Notes 1 and 16 for additional information concerning these operations.

The Company adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which outlines the way the Company reports information about its operating segments.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2).  The Company evaluates performance of its operating segments based primarily on profit or loss from operations before income taxes.  Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(in thousands)	Product Development	Recruiting Services	Total Continuing Operations	Research Products

2002:
Revenues from external customers	$—	$22	$22	$—
Intersegment sales	—	—	—	—
Collaborative, grant & other revenue	1,224	—	1,224	—
Interest income	96	—	96	—
Interest expense	—	—	—	—
Depreciation and amortization	1,129	—	1,129	—
Stock option and warrant expense	230	—	230	—
Asset impairment charge	921	—	921	—
Equity in loss of Blizzard Genomics	(330)		(330)	—
Segment profit (loss)	(6,181)	5	(6,176)	—
Total assets	9,284	—	9,284	—
Capital expenditures	1	—	1	—
2001:
Revenues from external customers	$—	$101	$101	$—
Intersegment sales	—	—	—	—
Collaborative, grant & other revenue	4,136	—	4,136	—
Interest income	162	—	162	—
Interest expense	—	—	—	—
Depreciation and amortization	586	—	586	—
Stock option and warrant expense	1,441	—	1,441	—
Segment profit (loss)	(913)	(18)	(931)	—
Total assets	7,611	—	7,611	—
Capital expenditures	—	—	—	—
2000:
Revenues from external customers	$—	$451	$451	$170
Intersegment sales	—	—	—	—
Collaborative, grant & other revenue	2,706	—	2,706	—
Interest income	170	—	170	—
Interest expense	—	—	—	—
Depreciation and amortization	318	—	318	—
Stock option and warrant expense	365	—	365	—
Segment profit (loss)	(1,293)	146	(1,147)	799
Total assets	6,859	—	6,859	—
Capital expenditures	20	—	20	—

18.          Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands, except per share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

2002
Net sales	$22	$—	$—	$—
Total revenues	1,141	76	39	86
Gross profit	11	—	—	—
Net loss	(179)	(931)	(2,547)	(2,519)
Basic and diluted net loss per common share:	(0.02)	(0.08)	(0.13)	(0.12)
2001
Net sales	$26	$10	$28	$37
Total revenues	183	154	164	3,898
Gross profit	13	3	7	7
Net income (loss)	(1,157)	(1,220)	(1,002)	2,448
Basic and diluted net income (loss) per common share:	(0.11)	(0.12)	(0.10)	0.23

19.          Related Party Transactions

In July 2002, the Company entered into an agreement with Kriegsman Capital Group (“KCG”), whereby KCG agreed to provide CytRx with office space and certain administrative services.  KCG is owned by Steven A. Kriegsman, CytRx’s President and CEO.  From July to December 2002, CytRx paid a total of approximately $59,000 to KCG under this agreement.  The charges are determined based upon actual space used and estimated percentages of employee time used.  Management believes that such charges approximate the fair value of the space and services provided.

Effective January 1, 2001, CytRx entered into an agreement with Cappello Capital Corp. in which Cappello Capital served as our exclusive financial advisor. The initial term of such agreement was for a period of twelve months, and was extended for an additional twelve month period, expiring on December 31, 2002.  Under the agreement, Cappello Capital assisted us with analysis of potential transactions and strategic alternatives. The types of transactions that Cappello Capital may assist us with include private placement of equity, debt or convertible securities, strategic alliances, sale of all or a portion of CytRx, recapitalization or strategic acquisitions.  As compensation for its services, we granted Cappello Capital a ten-year warrant to purchase 1,272,492 shares of our common stock (subject to downward adjustment under certain conditions) with an exercise price of $1.00 per share, which was fully vested at December 31, 2002. Additionally, if we proceeded with any of the transactions described in the agreement, we were to pay Cappello Capital a fee of between 3% and 7.5%, depending upon the nature of the transaction and the dollar amount involved.  For the period January to June 2002 CytRx paid Cappello Capital a monthly retainer of $10,000, or a total of $60,000.  The monthly retainer and the fair value of the warrant issued ($1,063,000) were recognized as selling, general and administrative expenses in the accompany statements of operations.  Expense for the fair value of the warrant was recognized based on the vesting terms of the warrant.  The fee paid to Cappello Capital upon the closing of the merger with Global Genomics was 448,330 shares of CytRx common stock, or 4.5% of the shares issuable in the merger.  The fair value of those shares issued ($247,000) was considered as a transaction cost of the merger and was included in the purchase price of Global Genomics. Alexander L. Cappello, one of our directors, is Chairman and Chief Executive Officer of Cappello Group, Inc., an affiliate of Cappello Capital.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CytRx Corporation

We have audited the accompanying consolidated balance sheets of CytRx Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002, 2001 and 2000.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytRx Corporation at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia March 25, 2003

CYTRX CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Bad Debts
Year ended December 31, 2002	$39,050	$—	$—		$39,050	$—
Year ended December 31, 2001	11,900	27,150	—		—	39,050
Year ended December 31, 2000	—	11,900	—		—	11,900
Allowance for Deferred Tax Assets
Year ended December 31, 2002	$27,088,000	$—	$1,976,000	$		$29,064,000
Year ended December 31, 2001	27,182,000	—	—		94,000	27,088,000
Year ended December 31, 2000	26,364,000	—	818,000		—	27,182,000

Financial Statements

Blizzard Genomics, Inc.
Years Ended December 31, 2002, 2001 and 2000 and the
Period From December 1, 1999 (Date of Inception) to December 31, 2002

Blizzard Genomics, Inc.

Financial Statements

Years Ended December 31, 2002 and 2001 and the
Period From December 1, 1999 (Date of Inception)
to December 31, 2002

Independent Auditors’ Report

The Board of Directo

rs and Shareholders
Blizzard Genomics, Inc.

We have audited the accompanying balance sheet of Blizzard Genomics, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended and for the period December 1, 1999 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2001, and for the period December 1, 1999 (date of inception) through December 31, 2001, were audited by other auditors whose report dated March 26, 2002 expressed an unqualified opinion on those statements. The financial statements for the period December 1, 1999 (date of inception) through December 31, 2001 include a net loss of $1,239,979. Our opinion on the statements of operations, shareholders’ equity (deficit), and cash flows for the period December 1, 1999 (date of inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Blizzard Genomics, Inc. at December 31, 2002, and the results of its operations and cash flows for the year then ended and for the period from December 1, 1999 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 10 to the financial statements, the Company’ s recurring losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 5, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

Blizzard Genomics, Inc.

St. Paul, Minnesota

We have audited the accompanying balance sheet of Blizzard Genomics, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations. shareholders’ equity, and cash flows for the years then ended and the period from December 1, 1999 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blizzard Genomics, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended and the period December 1, 1999 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/    Silverman Olson Thorvilson & Kaufmann Ltd

SILVERMAN OLSON THORVILSON & KAUFMANN LTD

CERTIFIED PUBLIC ACCOUNTANTS

Minneapolis, Minnesota

March 26, 2002

Blizzard Genomics, Inc.
(A Development Stage Company)

Balance Sheets

	December 31

	2002	2001

Assets
Current assets:
Cash	$28,264	$947,622
Prepaid expense	810	—

Total current assets	29,074	947,622
Property and equipment, net	13,274	12,599
Patent costs	—	58,983
Lease deposit	1,920	1,920
Other assets	—	2,786

Total assets	$44,268	$1,023,910

Liability and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued consulting	$288,527	$99,434
Accounts payable – shareholder	134,725	90,863
Other liabilities	167,137	2,500

Total current liabilities	590,389	192,797
Long term convertible notes payable, net	129,708	—
Commitments and contingencies
Shareholders’ equity (deficit)
Common stock, no par value; 10,000,000 shares authorized; 3,251,109 issued and outstanding	2,350,803	2,071,092
Deficit accumulated during the development stage	(3,026,632)	(1,239,979)

Total shareholders’ equity (deficit)	(675,829)	831,113

Total liabilities and shareholders’ equity (deficit)	$44,268	$1,023,910

See accompanying notes.

Blizzard Genomics, Inc.
(A Development Stage Company)

Statements of Operations

	Year Ended December 31			December 1, 1999 (Inception to December 31, 2002

	2002	2001	2000

Revenues	$—	$—	$—	$—
Expenses:
Research and development	970,268	493,590	200,000	1,863,858
Marketing	55,557	29,053	—	84,610
General and administrative	755,724	269,737	112,489	1,137,950

Total expenses	1,781,549	792,380	312,489	3,086,418

Loss before other income and expense	(1,781,549)	(792,380)	(312,489)	(3,086,418)
Interest expense	(10,220)	—	—	(10,220)
Interest income	5,116	56,125	8,765	70,006

Net loss	$(1,786,653)	$(736,255)	$(303,724)	$(3,026,632)

See accompanying notes.

Blizzard Genomics, Inc.
(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Deficit Accumulated During the Development Stage

	Shares	Amount		Total

Initial capitalization	1,010,000	$1,112	$—	$1,112
Common stock issued in connection with December 1999 sublicense agreement	673,332	200,000	—	200,000
Net loss – 1999	—	—	(200,000)	(200,000)

Balance at December 31, 1999	1,683,332	201,112	(200,000)	1,112
Common stock issued in November 2000 upon the exercise of stock warrants at $0.20 per share	67,333	13,467	—	13,467
Common stock issued in connection with December 2000 sublicense agreement at $1.00 per share	200,000	200,000	—	200,000
Common stock issued for cash during 2000 at $1.254 per share	1,300,444	1,630,577	—	1,630,577
Net loss – 2000	—	—	(303,724)	(303,724)

Balance at December 31, 2000	3,251,109	2,045,156	(503,724)	1,541,432
Issuance of compensatory stock options	—	25,936	—	25,936
Net loss – 2001	—	—	(736,255)	(736,255)

Balance at December 31, 2001	3,251,109	2,071,092	(1,239,979)	831,113
Issuance of compensatory stock options and warrants	—	254,211	—	254,211
Issuance of warrants with convertible debt	—	25,500	—	25,500
Net loss – 2002	—	—	(1,786,653)	(1,786,653)

Balance at December 31, 2002	3,251,109	$2,350,803	$(3,026,632)	$(675,829)

See accompanying notes.

Blizzard Genomics, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31			December 1, 1999 (Inception) to December 31, 2002

	2002	2001	2000

Cash flows from operating activities
Net loss	$(1,786,653)	$(736,255)	$(303,724)	$(3,026,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,229	2,085	1,648	7,962
Research and development from issuance of common stock	—	—	200,000	400,000
Write-off of sublicense agreement and organization costs	61,769	31,880	—	93,649
Accretion of interest on debt discount	5,208	—	—	5,208
Compensation from issuance of stock options	254,211	25,936	—	280,147
Decrease (increase) in operating assets and liabilities:
Prepaid expense	(810)	1,206	(1,206)	(810)
Lease deposit	—	(1,920)	—	(1,920)
Accounts payable	189,093	92,403	4,890	286,386
Accounts payable – shareholder	43,862	(7,500)	7,500	43,862
Other liabilities	164,637	2,500	—	167,137

Net cash used in operating activities	(1,064,454)	(589,665)	(90,892)	(1,745,011)
Cash flows from investing activities
Purchase of property and equipment	(4,904)	(10,877)	(1,329)	(17,110)
Payment for other assets	—	—	(2,000)	(2,000)

Net cash used in investing activities	(4,904)	(10,877)	(3,329)	(19,110)
Cash flows from financing activities
Proceeds from issuance of common stock	—	—	1,644,044	1,645,044
Payment due to shareholder	—	—	(2,659)	(2,659)
Proceeds from issuance of convertible notes	150,000	—	—	150,000

Net cash provided by financing activities	150,000	—	1,641,385	1,792,385

(Decrease) increase in cash	(919,358)	(600,542)	1,547,164	28,264
Cash at beginning of year	947,622	1,548,164	1,000	—

Cash at end of year	$28,264	$947,622	$1,548,164	$28,264

See accompanying notes.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements

Years Ended December 31, 2002, 2001 and 2000 and the Period From
December 1, 1999 (Date of Inception) to December 31, 2002

1. Summary of Significant Accounting Policies

Nature of Organization and Development Stage Operations

Blizzard Genomics, Inc. (the Company or Blizzard) is a Minnesota Corporation incorporated and capitalized on December 1, 1999. The Company is a development stage Company that, pursuant to an exclusive worldwide sublicense agreement, participates in the design, development and eventual marketing and selling of instrumentation used in genomics research.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using straight-line methods and is charged to expense based upon the estimated useful lives of the assets.

Management monitors and evaluates the reliability of recorded long-lived assets to determine whether their carrying values have been impaired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Patent Costs

Through 2001, costs incurred to reimburse the University of Minnesota for patent related costs, as provided for in the sublicense agreement (Note 3), were capitalized. As the genomics products were still in development, no amortization was recognized during the period from December 1, 1999 (date of inception) to December 31, 2001.

All previously capitalized patent costs were written-off during 2002 due to the continued uncertainty that Blizzard will develop viable genomics products and the substantial doubt about Blizzard's ability to continue as a going concern. Costs to reimburse the University of Minnesota for patent related costs will continue to be expensed as incurred until the Company has developed viable genomics products. The write-off of previously capitalized costs is classified in general and administrative expense in the accompanying statements of operations.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Research and Development Costs

All research and development costs are expensed as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash. The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes it has its cash deposits at high quality financial institutions. The Company believes no significant credit risk exists with respect to these deposits.

Stock Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from nonemployees in exchange for equity instruments. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has accounted for the transactions based on the fair value of the equity instrument issued and has used the guidance in the Emerging Issues Task Force Abstract (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to measure and record the compensation expense.

One of the Company’s nonemployee related party consultants who received warrants became an employee during the year. The Company accounted for these warrants in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations once the individual became an employee. No stock-based employee compensation cost is reflected in the statement of operations from the time the individual became an employee, as the warrants had an exercise price equal to or greater than the market value of the underlying common stock on the date of measurement.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Stock Based Compensation (continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and quarterly financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for employee based stock compensation in accordance with APB No. 25 and related interpretations.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to the warrants during the time the above individual was an employee:

	Year Ended December 31

	2002	2001	2000

Net loss as reported	$1,786,653	$736,255	$303,724
Deduct: Total employee stock-based compensation expense determined under the fair value method	40,906	–	–

Pro forma net loss	$1,827,559	$736,255	$303,724

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable, accounts payable – shareholder, and long-term convertible notes payable approximate their fair values.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements, and such differences could be material.

2. Property and Equipment

	2002	2001	Estimated Useful Life in Years

Computer and office equipment	$13,096	$8,192	3 – 5
Furniture and fixtures	6,284	6,284	5

	19,380	14,476
Less: accumulated depreciation	(6,106)	(1,877)

Property and equipment, net	$13,274	$12,599

Depreciation expense was $4,229, $1,157, and $720 in 2002, 2001, and 2000, respectively, and $6,106 for the period from December 1999 (date of inception) to December 31, 2002.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

3. License and Sublicense Agreements and Rights

In December 1999, two of the Company’ s shareholders, SOTA TEC Fund (STF) and the University of Minnesota (U of M) entered into a license agreement whereby STF was granted the exclusive worldwide right to sublicense the right to help develop, use, sell, lease or otherwise dispose of genomics products, services, and technology being developed by the U of M (specified R&D activities). In exchange for the license, STF is required to share with the U of M one half of any income generated by sublicensing the products, services and technology resulting from the specified R&D activities. In addition, STF granted $200,000 to the U of M to fund the on-going specified research and development. The U of M retains sole title to any patent and patent applications filed on the products, services and technology.

In December 1999, STF and the Company entered into a sublicense agreement whereby the Company was granted the worldwide right under the U of M’ s and STF’ s license to help develop, use, sell, lease or otherwise dispose of products, services, and technology being developed by the specified R&D activities. Pursuant to this sublicense agreement, the Company issued 673,332 shares of common stock valued at $200,000. This cost was expensed in 1999 as research and development. In addition, Blizzard issued warrants to purchase 67,333 shares of its common stock at $.20 per common share. These warrants were exercised during the year ended December 31, 2000.

In November 2000, STF and the U of M renegotiated the license agreement under substantially similar terms with STF granting an additional $200,000 to the U of M to fund the specified R&D activities. The agreement will expire on the later of the last expiration date of any patent ultimately issued as a result of the specified R&D activities (or should no patent be issued, on November 2015) or upon the termination of the last effective sublicense granted by STF.

In December 2000, STF and the Company renegotiated their sublicense agreement under substantially similar terms as the previous sublicense agreement. Pursuant to the renegotiated sublicense agreement, the Company issued an additional 200,000 shares of common stock valued at $200,000. This cost was expensed in 2000 as research and development. The agreement will expire the later of the last expiration date of any patent subject to the agreement or December 2015, but in any case, no later than the termination of the STF and U of M license agreement.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

3. License and Sublicense Agreements and Rights (continued)

Pursuant to both sublicense agreements, the Company agreed to reimburse the U of M for all reasonable out-of-pocket expenses incurred by the U of M for STF or the Company’ s requested filing, maintenance, and prosecution of U.S. and foreign patents and patent applications. Prior to 2002, the Company capitalized these costs and reflected them as an asset in the balance sheet.

In 2002, all previously capitalized costs were written-off because of the continued uncertainty that Blizzard will develop viable genomics products and the substantial doubt about Blizzard’s ability to continue as a going concern. The patent related costs will continue to be expensed as incurred until an economically viable genomics product is developed.

4. Related-Party Transactions

Consulting Agreements

During 2002 and 2001, the Company entered into consulting agreements with various parties, including several related parties, including officers, directors and minority shareholders. These transactions are more fully discussed in Notes 5 and 6.

Officer, Director and Minority Shareholder Stock Options

The Company had outstanding the following stock options granted to officers, directors and minority shareholders as additional compensation under the terms of the related party consulting contracts (Notes 5 and 6) as of December 31, 2002:

Common Shares Under Option	Exercise Price Per Share	Expiration Date

262,500	$1.30	December 2004
97,500	$1.30	May 2005
45,000	$1.30	February 2006

405,000

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

4. Related-Party Transactions (continued)

Of the total outstanding options granted under these consulting contracts as discussed above, options to acquire up to an aggregate of 270,000 shares of common stock are exercisable at December 31, 2002.

The Company also issued 620,000 warrants to related parties during 2002. One of these individuals who was granted warrants as a nonemployee consultant became an employee during the year. The warrants have an exercise price of $1.30, a contractual life of five years, and fully vest by March 2004 (Note 5).

Patent Costs

At December 31, 2002 and 2001, the Company is indebted to a shareholder for patent development costs incurred per the sublicense agreement totaling $134,725 and $90,863, respectively (Note 3), which is included in accounts payable – shareholder on the accompanying balance sheet.

Other Liabilities

At December 31, 2002, the Company was indebted to a shareholder for $17,475, which is included in other liabilities.

The Company agreed to issue common stock with a value of $2,500 to a shareholder when the Company next issues shares of stock in exchange for cash. The Company received $2,500 of services from the shareholder in exchange for the promise to issue common stock. The $2,500 commitment is recorded in other liabilities.

Rent

During 2000 through October 2001, the Company rented office space from an officer/director/shareholder on a month-to-month basis. Rent expense to this related party for 2002, 2001, and 2000 aggregated $-0-, $4,000, and $3,500, respectively. Rent expense for the period December 1, 1999 (date of inception) to December 31, 2002 aggregated $7,500.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

5. Shareholders’ Equity (Deficit)

Stock Options

In November 2000, the Company adopted a stock option plan. Pursuant to the plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options to key individuals, including employees, nonemployee directors and independent contractors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to an employee who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of December 31, 2002, the Company has reserved 800,000 shares of common stock for issuance under the plan and has granted nonqualified options for 561,750 shares.

A summary of stock options granted through December 31 is as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share

Balance at December 31, 1999	—	$—
Granted	339,000	1.30

Balance at December 31, 2000	339,000	1.30
Granted	405,500	1.30
Canceled	(6,000)	1.30

Balance at December 31, 2001	738,500	1.30
Granted	186,250	1.30
Canceled	(363,000)	1.30

Balance at December 31, 2002	561,750	1.30

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

5. Shareholders’ Equity (Deficit) (continued)

The nonqualified stock options granted to purchase 561,750 shares of the Company’s common stock were all issued to nonemployee consultants, including certain related parties (Note 4). The Company has accounted for these options in accordance with SFAS No. 123 and the guidance provided in EITF 96-18. As a result, the Company recognized consulting expense equal to the fair market value of the stock options issued as determined at the measurement dates prescribed in EITF 96-18. The Company estimates fair value of each stock option at the measurement date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31

	2002	2001

Weighted average estimated option life	2–3.5	4
Expected volatility	.4	—
Weighted average risk-free interest rate	3.10%	3.59%
Dividend yield	—	—

As a result, the Company has recorded $71,655, $25,936, and $0 of consulting expense relating to these options for the years ended December 31, 2002, 2001, and 2000 respectively.

The following table summarizes information about stock options outstanding, including the 405,000 options issued to related parties (Note 4), at December 31, 2002:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/02	Weighted- Average Exercise Price

$1.30	561,750	2.2 years	$1.30	358,250	$1.30

Of the 358,250 options which are exercisable at December 31, 2002, 270,000 relate to options granted to related parties (Note 4).

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

5. Shareholders’ Equity (Deficit) (continued)

Warrants

On February 1, 2002 the Company granted 300,000 warrants each to two related-party nonemployee consultants. The warrants vest over a two-year period and have an exercise price of $1.30.

The Company has accounted for these warrants in accordance with SFAS No. 123 and EITF 96-18. As a result, the Company has recognized consulting expense equal to the fair market value of the warrants issued as determined at the measurement dates prescribed in EITF 96-18. The Company estimates fair value of each warrant at the measurement date by using the Black-Scholes option-pricing model with the following assumptions as of December 31, 2002: no dividend yield, expected volatility of 0.4, estimated life of 4 years, and risk-free interest rate of 3.82%. As a result, the Company has recorded $172,825 of consulting expense relating to these warrants.

During the year, one of the individuals who was granted warrants as a nonemployee became an employee of the Company. The Company has elected to account for equity instruments issued to employees under APB No. 25. Accordingly, the Company measured the intrinsic value of the warrants on the date the individual became an employee. No intrinsic value existed on this date, and thus, no expense related to these warrants has been recognized since the individual became an employee. Had the warrants been accounted for in accordance with the fair value provisions of SFAS No. 123 during the time the individual was an employee, the Company would have recognized additional expense of $40,906. The assumptions used to measure this pro forma expense were the same as those described in the preceding paragraph.

The Company also granted 20,000 warrants to a related party during 2002. The warrants vest in April 2003. The Company has estimated the fair value of these warrants using the Black-Scholes option-pricing model, with similar assumptions to those described above. The expense is being recognized ratably over the 12-month period from the date of grant through the vesting date in April 2003. As a result, the Company has recorded $7,081 of expense relating to these warrants.

The Company also issued 5,000 warrants to other nonemployees during the year. Total consulting expense recognized in 2002 related to these warrants was $2,650.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

6. Commitments and Contingencies

Consulting Agreements

During 2002, 2001 and 2000, the Company entered into consulting agreements with various individuals, including independent third parties (third parties) and several officers, directors and minority shareholders (related parties). Pursuant to the consulting agreements, the individuals provide the Company guidance and direction with the research and development and marketing plans for the genomics instrumentation and/or the overall business strategy and growth of the Company. The consulting agreements are for various terms expiring through March, 2004 (or, if applicable, until such time the individual is no longer employed by the University of Minnesota) with the exception of one related party and one third party consulting agreement, both of which have month-to-month terms. Future minimum cash consulting payments for the consulting agreements are as follows for the years ended December 31:

2003	$242,000
2004	15,000

Totals	$257,000

In addition to the cash compensation paid to these individuals, stock options to purchase a total of 561,750 shares (405,000 and 156,750 shares to related parties and third parties, respectively) of common stock at $1.30 per share were also issued to the consultants (Note 5). Along with the above future minimum cash consulting payments, the Company will recognize compensation expense on an annual basis over the consulting contracts’ terms for the fair value of such options as determined at that time.

During 2002, 2001 and 2000, consulting expense incurred, including expense recognized for the fair value of the portion of the stock options and warrants relating to the lapsed period of the contracts, was as follows:

	2002

	Third Parties	Related Parties	Total

Cash compensation	$70,605	$277,400	$348,005
Stock compensation	21,356	232,855	254,211

	$91,961	$510,255	$602,216

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

6. Commitments and Contingencies (continued)

	2001

	Third Parties	Related Parties	Total

Cash compensation	$33,850	$255,754	$289,604
Stock compensation	4,811	21,125	25,936

	$38,661	$276,879	$315,540

	2000

	Third Parties	Related Parties	Total

Cash compensation	$—	$37,000	$37,000
Stock compensation	—	—	—

	$—	$37,000	$37,000

Total related party and third party consulting expense for the period December 1, 1999 (date of inception) to December 31, 2002 aggregated $824,134 and $130,622, respectively.

At December 31, 2002 and 2001, $93,250 and $0, respectively, was due to related party consultants and included in accounts payable and accrued consulting on the accompanying balance sheet.

At December 31, 2002 and 2001, $19,550 and $5,000, respectively, was due to independent third party consultants and included in accounts payable on the accompanying balance sheet.

Operating Lease

The Company leases its current office space under an operating lease agreement beginning November 2001 and expiring in October 2003. The lease is noncancelable through October 2002 after which time the Company has the option to terminate the lease at the end of any month, provided a four-month notice is given. Monthly rent includes a base rent of approximately $1,100 plus operating expenses.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

6. Commitments and Contingencies (continued)

During 2000 through October 2001, the Company rented office space from an officer/director/shareholder on a month-to-month basis (Note 4.)

Total rent expense aggregated $23,411, $9,759, and $3,500 for 2002, 2001, and 2000, respectively. Total rent expense for the period December 1, 1999 (date of inception) to December 31, 2002 rent expense aggregated $36,670.

7. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carryforwards (NOLs) and start-up costs that will be amortized for tax purposes once the Company begins doing business as defined by tax code.

As of December 31, 2002, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Deferred taxes consisted of the following at December 31:

	2002	2001

NOLs and other assets	$935,000	$178,000
Less valuation allowance	(935,000)	(178,000)

Net deferred tax asset	$—	$—

At December 31, 2002 the Company had net operating loss carryforwards aggregating approximately $1.8 million, expiring through 2022. The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

8. Convertible Notes

The Company issued convertible debentures with detachable warrants during 2002 to related party investors. The face amount of the debentures is $150,000. The debentures mature in March 2004 and bear an annual interest rate of 8%. In the event that the Company completes, during the term of the debentures, a sale of common and/or preferred stock for an amount equal to or in excess of $500,000, the principal and accrued interest due under the debenture will be automatically converted into the same class of shares sold in the sale of common and/or preferred stock at a per price share equal to 90% of the per share price for which such shares were sold. In the event the debentures have not been converted prior to their maturity date, the holders have the right to convert all, but not less than all, of the principal and accrued interest due at maturity into shares of common stock at a conversion price per share equal to 80% of the common stock fair value per share at the time of conversion. Fair value of the common stock will be the price per share paid by the last independent outside investor who purchased shares of common stock of the Company after the date the debentures were issued having a value of the least $100,000 in a single investment. If no such purchase has been made, fair value will be defined as the greater of two times per share revenue (on a fully diluted basis) of the Company for the last calendar year or $1.30. Through March 5, 2003, the Company has not sold any shares of common or preferred stock since the issuance of the debentures. Since the number of shares issuable under the conversion options is not fixed, the beneficial conversion feature cannot be valued at December 31, 2002, and will not be valued until all terms of the conversion are fixed.

The convertible debentures include detachable warrants. The warrants are exercisable into 50,000 shares of the Company’ s common stock at an exercise price of $1.30. The warrants were immediately vested upon issuance of the debentures and can be exercised at any time through their expiration date in 2007. The Company accounted for the issuance of the convertible debentures with detachable warrants under APB No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants. APB No. 14 requires the issuer to allocate fair value to each of the instruments issued—the warrants and the debentures. The value allocated to the warrants is a discount of the debenture’s face amount and will be amortized to interest expense over the life of the debentures. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; weighted average life of five years; expected volatility of .4; and weighted average risk-free interest rate of 3.82%. As a result, the Company allocated $25,500 of fair value to the warrants, which was initially recorded as a debt discount and issuance of common stock. During 2002, $10,316 of the discount was amortized to interest expense.

Blizzard Genomics, Inc.
(A Development Stage Company)

Notes to Financial Statements (continued)

9. Supplemental Disclosures of Noncash Flow Transactions

During the year ended December 31, 2002, the Company recorded a reduction in its convertible notes payable for the value of the stock warrants issued in connection with such notes in the amount of $25,500.

During the year ended December 31, 2001, $48,166 of patent costs were capitalized through issuance of accounts payable – shareholder.

In December 2000, the Company incurred $200,000 of research and development expense pursuant to the sublicense agreement by issuing 200,000 shares of common stock (Note 3).

In January 2000, in connection with initial capitalization, the Company recorded certain assets received and liabilities assumed as follows and recorded common stock as follows:

Property and equipment	$2,270
Sublicense costs	42,697
Other assets	2,642
Accounts payable	(2,141)
Accounts payable – shareholder	(42,697)
Due to shareholder	(2,659)
Common stock	(112)

$—

In December 1999, the Company incurred $200,000 of research and development expense pursuant to the sublicense agreement by issuing 673,332 shares of common stock.

10. Going Concern

As of December 31, 2002, current liabilities exceed current assets by $561,315. The Company does not have enough cash to settle its outstanding liabilities. The Company will not be able to continue as a going concern unless it raises significant amounts of capital in the near future. The Company has plans to raise $2 million in capital during 2003 and has hired a local investment banking group to assist the Company in fund raising efforts. The Company is considering strategic alliances, distributor agreements and/or an outright sale or sublicense of its sublicensed rights to its current developed technology. The cash proceeds will be used to develop commercially viable genomics products.