Form 10-K/A
period 2002-12-31
CYTRX CORP
filed 2003-05-07
CIK 799698

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

(310) 826-5648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section l2(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark with the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates on March 25, 2003 was approximately $8,445,000. On March 25, 2003, there were 21,510,111 shares of the Registrant’s common stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

“SAFE HABOR” STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the Securities Act ) and Section 21E or the Securities Exchange Act of 1934, as amended (the “Securities and Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.

All statements in this Annual Report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein and in documents incorporated by this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in the “Risk Factors” and for the reasons described elsewhere in this Annual Report. All forward looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

We do not have, and expressly disclaim, any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

PART I

Item 1. Business

General

We are a Delaware corporation that was incorporated in 1985 and is engaged in the development and commercialization of pharmaceutical products. Our current products are FLOCOR, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA and conventional-based vaccines. Sickle cell disease is an inherited disease caused by a genetic mutation of hemoglobin in the blood, and acute vaso-occlusive disorders are a blockage of blood flow caused by deformed or “sickled” red blood cells which can cause intense pain in sickle cell disease patients. We are currently seeking strategic partners or licensees to complete the development of FLOCOR, and TranzFect is currently being developed by our two licensees for this technology. We are seeking to license our TranzFect technology to a strategic partner or licensee for development as a potential DNA-based prostate cancer adjuvant and may also seek to license this technology as a potential conventional adjuvant for hepatitis B and C, flu, malaria and other viral diseases. (Adjuvants are agents added to a vaccine to increase its effectiveness.) Our technologies also have potential applications in the areas of spinal cord injury, vaccine delivery and gene therapy. In addition, we own minority interests in two development stage genomics companies, which are described under “Recent Developments.”

Certain financial information concerning the industry segments in which we operate can be found in Note 17 to our Consolidated Financial Statements.

Product Development

Subsequent to our merger with Global Genomics Capital, Inc. in July 2002, we modified our corporate business strategy by discontinuing any additional internal research and development efforts for any of our existing products or technologies. We have, instead, more recently focused our efforts on obtaining strategic alliances, license partners or other collaborative arrangements with larger pharmaceutical companies for FLOCOR and TranzFect. Our spending for each of these technologies now will primarily relate to maintaining patents and other agreements as required under our existing license agreements and to support our additional licensing efforts. We may also pursue product acquisition opportunities. These product acquisition activities could include our acquisition through a merger of one or more privately held companies possessing existing or potential products or technologies that we consider to be attractive, although we have not entered into any commitments to merge with or acquire any other company.

Therapeutic Copolymer Programs

General. The primary focus of our internal development activities has been on CRL-5861 (purified poloxamer 188), which we also call FLOCOR for purposes of our potential sickle cell disease product. CRL-5861 is a novel, intra-vascular agent with pharmacological properties that can be characterized as related to improved blood flow, protective of certain cells during chemotherapy and preventive of blood clot formation. CRL-5861 is an intravenous solution that has the unique property of improving micro-vascular blood flow. Extensive preclinical and clinical studies suggest CRL-5861 may be of significant benefit in acute ischemic vascular disorders such as stroke, heart attack, or vaso-occlusive disorder crisis. These disorders are marked by a decrease in the blood supply to a bodily organ, tissue or part caused by constriction or obstruction of the blood vessels. CRL-5861 may also provide benefit in cancer when used in combination with radiation or cytotoxic drugs, which are drugs that can produce a toxic effect in cells. Through its effect on increasing blood flow, CRL-5861 is thought to (1) increase delivery of cytotoxic drugs to ischemic portions of tumors, and (2) increase oxygen delivery, thus increasing the sensitivity of tumor cells to drug and radiation therapy.

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

Sickle Cell Disease. Sickle cell disease is a devastating disorder originating from an inherited abnormality of hemoglobin, the oxygen-carrying molecule in red blood cells, which is typically seen in African-Americans and others of African descent. Approximately 72,000 individuals suffer from this disease in the United States. Under conditions of low blood oxygen, which is generally caused by dehydration or stress, the sickle cell victim s hemoglobin becomes rigid, causing red blood cells to become rough, sticky and irregularly shaped, often looking like sickles, which gives the disease its name.

The most common problem sickle cell patients face is episodic pain, also referred to as vaso-occlusive crisis, or VOC. These episodes can last anywhere from days to weeks, and can vary significantly in their severity. Aside from causing considerable pain and suffering, these crisis episodes slowly destroy vital organs as they are deprived of oxygen. As a result, the life expectancy of sickle cell victims is about twenty years shorter than those without the disease. Patients suffering from sickle cell disease may experience several crisis episodes each year. Hospitalization is required when pain becomes too much to bear. Currently, there is no disease modifying treatment for acute crisis of sickle cell disease and treatment is limited to narcotics, fluids and bed rest.

In sickle cell disease, the application of FLOCOR can best be described as an intravenous blood “lubricant.” FLOCOR s unique surface-active properties decrease blood viscosity and enable the rigid sickled cells to become more flexible, thus allowing easier passage of blood cells through narrow blood vessels. We believe FLOCOR can provide limited periods of relief from pain by shortening the episodes of vaso-occlusive crises and, most importantly, preserve organ function.

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

Following completion of this Phase III study, our Data and Safety Monitoring Board (composed of five independent scientists and two statisticians that we had retained to evaluate the overall safety issues associated with this study) and a group of six well recognized hematologists associated with leading medical centers who we retained as consultants recommended that we continue with clinical development of FLOCOR for the treatment of sickle cell disease. Based on our conversations with the United States Food and Drug Administration (FDA), we believe it is likely that either two small additional pivotal trials or one large trial will be required for FLOCOR s approval, along with one to two additional safety studies. We expect total costs for these additional studies to be in the range of $10,000,000-$12,000,000, although the actual costs could vary substantially, depending on the nature and number of trials that the FDA ultimately would require.

Because of the substantial expenditures that will be required to conduct the required additional clinical testing of FLOCOR, we are not at this time continuing our internal efforts to develop FLOCOR but are, consistent with our new business strategy, seeking a strategic alliance or license arrangement with a larger company to complete the development of FLOCOR and market this product.

FLOCOR has been granted “Orphan Drug” designation by the FDA for the treatment of sickle cell crises. The Orphan Drug Act of 1983, as amended, provides incentive to drug manufacturers to develop drugs for the treatment of rare diseases (for example, diseases that affect less than 200,000 individuals in the United States, or diseases that affect more than 200,000 individuals in the United States where the sponsor does not reasonably anticipate that its product will become profitable). As a result of the designation of FLOCOR as an Orphan Drug, if we are the first sponsor to obtain FDA approval to market FLOCOR for treatment of sickle cell crises, we will obtain a seven-year period of marketing exclusivity beginning from the date of FLOCOR s approval. During this period, the FDA may not approve the same drug for the same use from another sponsor.

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

Vaccine Enhancement and Gene Therapy

DNA Vaccines & Gene Therapy.

Gene therapy and gene based vaccines are mediated through the delivery of DNA containing selected genes into cells by a process known as transfection. We refer to our gene delivery technology as TranzFect. A common class of materials used to enhance the transfection process are known as cationic lipids, which are fatty molecules that can bind with cell membranes. This type of lipid can associate with and alter the integrity of a cell membrane, thus increasing the uptake of the complexed DNA. Unfortunately, cationic lipids are toxic to cells and are readily metabolized. Thus, the effect of these agents in transfection protocols is not readily reproducible when used in vivo.

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

In addition to the ability of poloxamers to enhance transfection, these compounds have significant immuno-adjuvant activity. This activity results from an immunological agent being added to a vaccine to increase its antigenic response. Accordingly, we believe that an optimal application for this technology may be in the field of DNA vaccines. We believe that in this application, the activity of poloxamers will be two-fold. First, the poloxamers will act as delivery/transfection agents to facilitate the intracellular delivery and protection of the DNA from enzymatic digestion. Second, the poloxamer will act as an immuno-adjuvant. Since the poloxamer is not metabolized and has surface active properties, it is likely to remain on the surface of the transfected cell awaiting expression of the gene. When the gene product is excreted from the cell, the poloxamer is likely to associate with the antigen and exert immuno-adjuvant actions. (The antigen being a substance that, when introduced into the body, stimulates the production of an antibody.) Numerous preclinical have demonstrated that conventional vaccines adjuvanted with poloxamers are well tolerated and result in significantly enhanced antibody and cellular immune responses.

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

Merck also will pay to us royalties of between 2% and 4%, on a country-by-country basis, based on net sales. Merck will pay an additional 1% royalty on net sales if certain conditions are met regarding patent protection and Merck s competitive position. The royalty payments are subject to certain reductions.

The receipt of the additional milestone and royalty payments is dependent upon the activities of Merck, and therefore we cannot predict the amount or likelihood of these payments that we will receive.

This agreement remains effective unless terminated according to its terms by either party or until the expiration of all royalty obligations thereunder. Merck s obligation to pay royalties to us pursuant to the license agreement extends for a minimum of five years from the date of first commercial sale of the product in the applicable country or until the expiration of the last applicable patent in the country in which sales are made, whichever is longer. Merck may terminate this agreement at any time in its sole discretion by giving 90 days written notice. Upon termination by Merck, the rights and obligations under the agreement, including any licenses and payment obligations not yet due, also terminate. The agreement may also be terminated for cause by either party. All amounts previously paid to us through the date of termination are non-refundable upon termination of the agreement and require no additional efforts on our part.

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

This agreement remains effective unless terminated according to its terms by either party or until the expiration of all royalty obligations under this agreement. Vical s obligation to pay royalties to CytRx pursuant to the license agreement extends for a minimum of five years from the date of first commercial sale of the product or until the expiration of the last applicable patent in the country in which sales are made. Vical may terminate this agreement at any time in its sole discretion by giving 90 days written notice. Upon termination by Vical, the rights and obligations under the agreement, including any licenses and payment obligations not yet due, also terminate. The agreement may also be terminated for cause by either party. All amounts previously paid to us through the date of termination are nonrefundable upon termination of the agreement and require no additional efforts on our part.

PSMA Development Company Option Agreement.

In December 2002, we granted an option to PSMA Development Company ( PDC ) to license TranzFect, our vaccine adjuvant technology. PDC would utilize TranzFect in this strategic alliance in a prostate cancer vaccine being developed by PDC. Under the terms of the option agreement, PDC has a 24 month right of first refusal to enter into a license agreement for TranzFect under pre-negotiated terms.

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

Recent Developments

On July 19, 2002, we completed the acquisition of Global Genomics. The acquisition of Global Genomics was accomplished through a merger of our wholly owned subsidiary, GGC Merger Corporation, with and into Global Genomics. Global Genomics was the surviving corporation in the merger with GGC Merger Corporation and is now our wholly-owned subsidiary. We have changed Global Genomics’ name to GGC Pharmaceuticals, Inc., but for purposes of this Annual Report, we will continue to refer to the company as Global Genomics. For accounting purposes, we were deemed the acquiror of Global Genomics.

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

Psynomics is an early stage psychiatric genomics company. Psynomics is currently operating out of the University of California, San Diego as a “virtual company” with no full-time or salaried employees, facilities or other corporate or research infrastructure and has had an ongoing research collaboration with its founders at that university. Psynomics’ short-term goal is to identify the genes that cause common neuropsychiatric diseases, such as bipolar disorder, schizophrenia and depression and to develop diagnostic tests for these diseases. Initial research by the founders of Psynomics has resulted in patent applications being filed for discoveries in the bipolar disorder area. Psynomics’ long-term goal is to provide the tools to the pharmaceutical industry to develop novel drug and gene therapy products for neuropsychiatric diseases, but Psynomics has not yet commenced any work in this area.

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

We believe we have significant intellectual property in the United States and the other commercially significant territories covering the use of poloxamers in a number of therapeutic areas. We have patents claiming broad areas of the use of these compounds currently pending or issued in Canada, Japan, South Korea, the European Patent Office and the United States. On November 23, 1999, the U.S. Patent Office issued patent No. 5,990,241 “Polyoxypropylene/Polyoxyethylene Copolymers With Improved Biological Activity” to us. We believe the issue of this patent provides important exclusivity protection for FLOCOR since it contains composition of matter claims for purified poloxamers used in our products and technologies, including purified poloxamer 188, the active ingredient in CRL-5861. This patent will expire in 2017. We also own a comprehensive group of patents that broadly claim the use of poloxamers as vaccine adjuvants that will provide additional coverage for DNA vaccines utilizing our TranzFect technology. Additional United States patents that cover the vaccine area for our TranzFect technology are No. 6,086,899, “Novel Vaccine Adjuvant and Vaccine,” which expires in 2015; No. 5,696,298, “Polyoxypropylene/Polyoxyethylene Copolymers With Improved Biological Activity,” which expires in 2017; No. 5,567,859, “Polyoxypropylene/Polyoxyethylene Copolymers With Improved Biological Activity,” which expires in 2014; and No. 5,554,372, “Methods and Vaccines Comprising Surface-Active Copolymers,” which expires in 2016.

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

Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Aquila Biopharmaceuticals, Inc. and adjuvants marketed by Corixa. Blizzard Genomics products will compete with a number of currently marketed products, including those offered by Axon Instruments, Affymetrix, Applied Precision, Perkin Elmer and Agilent Technologies.

Government Regulation

The marketing of pharmaceutical products requires the approval of the FDA and comparable regulatory authorities in foreign countries. The FDA has established guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new drug product generally takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use in the United States include preclinical studies in animal models, the filing of an Investigational New Drug ( IND ) application, human clinical trials and the submission and approval of a New Drug Application ( NDA ). The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA must approve the NDA before the drug may be marketed. There can be no assurance that we or our strategic alliance partners or licensees will be able to obtain the required FDA approvals for any of our products.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Nasdaq SmallCap Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our Common Stock for the periods indicated as reported by NASDAQ Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
COMMON STOCK:
2003
January 1 to March 12.56		.21
2002
Fourth Quarter	.41	.21
Third Quarter	.75	.34
Second Quarter	1.05	.52
First Quarter	1.00	.57
2001
Fourth Quarter	.94	.45
Third Quarter	1.12	.61
Second Quarter	1.35	.79
First Quarter	1.22	.75

On March 25, 2003, the closing price of our Common Stock as reported on The NASDAQ Stock Market, was $0.48 and there were approximately 1,120 holders of record of our Company s Common Stock. The number of record holders does not reflect the number of beneficial owners of our Common Stock for whom shares are held by brokerage firms and other institutions. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

Item 6. Selected Financial Data

	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues
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

Critical Accounting Policies and Estimates

Management s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Stock-based Compensation

We grant stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and, accordingly, recognize no compensation expense for the stock option grants and warrants for which the terms are fixed. For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable. At each reporting period end, we must estimate the probability of the criteria specified in the stock based awards being met. Different assumptions in assessing this probability could result in additional compensation expense being recognized. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, (“SFAS 123”) which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 was amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation – Transition and Disclosure (“SFAS 148”). However, we have continued to account for stock-based compensation in accordance with APB 25 (See Note 12 to financial statements). We have also granted stock options and warrants to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are accounted for in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued for Sales of Goods and Services to Other Than Employees, and are valued at the fair market value of the options and warrants granted (valued as of the date of grant) or the services received, whichever is more reliably measurable. Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier.

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

Additionally, we have recorded an investment in Blizzard Genomics acquired developed technology of $6,644,000 as of December 31, 2002, which represents the allocated fair value of our 40% investment in Blizzard Genomics of $7,309,000 upon purchase, less accumulated amortization of $335,000 and our 40% of the net losses of Blizzard Genomics since the date of acquisition of $330,000. Based upon our analysis, we have determined there has been no impairment to this asset as of December 31, 2002 in accordance with SFAS 144.

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

In November 2000, we entered into an exclusive, worldwide license agreement with Merck whereby we granted to Merck the right to use our TranzFect technology in DNA-based vaccines targeted to four infectious diseases, one of which is HIV. For the license to the TranzFect technology to treat the first disease target, Merck paid us a signature payment of $2,000,000. In addition, in February 2002, Merck paid us a $1,000,000 milestone fee related to the commencement by Merck of the first FDA Phase I Study for the first product incorporating TranzFect designed for the prevention and treatment of HIV. Merck may pay us additional milestone and product approval payments in the future of up to $3,000,000 as they develop the product. Additionally, if certain conditions are met regarding patent protection and Merck s competitive position,

Merck may pay a royalty to us of 1% on net sales of products incorporating TranzFect for the first disease target. If Merck chooses to pursue development of the TranzFect technology to treat the three additional disease targets, Merck will make a series of milestone and product approval payments to us totaling up to $2,850,000 for each target. If and when sales of products incorporating TranzFect for the three additional disease targets commence, we will receive royalties of between 2% and 4% of the net sales from such products. Additionally, if certain conditions are met regarding patent protection and Merck s competitive position, Merck may pay us an additional royalty of 1% on net sales of products incorporating TranzFect for these additional disease targets. Merck will also pay us an annual fee of between $50,000 and $100,000 until the first product approval for one of the three additional disease targets. Merck may terminate the license at any time upon 90 days written notice. All amounts paid to us through the date of termination are non-refundable upon termination and require no additional efforts on our part.

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

Based on our conversations with the FDA, we believe it is likely that either two small additional pivotal trials or one large trial will be required for FLOCOR s approval, along with one to two additional safety studies. We expect total costs for these additional studies to be in the range of $10,000,000 $12,000,000, although the actual costs could vary substantially, depending upon the nature and number of trials that the FDA ultimately would require. Because of the substantial expenditures that will be required to conduct the required additional clinical testing of FLOCOR, we are not at this time continuing our internal efforts to develop FLOCOR but are, consistent with our new business strategy, seeking a strategic alliance or license arrangement with a larger company to complete the development of FLOCOR and market this product. There can be no assurance that we will be able to identify parties that are willing and able to enter into such collaborative arrangements on terms that are satisfactory to us. Any potential strategic partner or licensee for the sickle cell indication may consider a possible resubmission of the grant application for consideration by the NIH during its next grant review cycle. There is, however, no guarantee that such a submission will occur. Further, even if the grant application is resubmitted, there can be no assurance that the NIH will award any grant, or that, if awarded, our licensees would have adequate funding to complete the required testing and development.

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

Blizzard Genomics is an instrumentation company that develops proprietary instruments, software and consumables for discovery, characterization and analysis of genes and proteins. Blizzard Genomics was incorporated in December 1999 and is located in St. Paul, Minnesota. Since Blizzard Genomics’ currently planned products are primarily for use in research laboratories, they will not need to be approved by the FDA before they can be marketed. Blizzard Genomics’ products and product development efforts are summarized as follows:

•	I-Scan Imager™ chip reader — The I-Scan Imager™ chip reader acquires the image of labeled DNA attached to a DNA chip and is designed to read low- and mid-density microarrays. Blizzard Genomics has taken advantage of advances in optical technology to design a chip reader that provides what Blizzard Genomics believes is similar or superior imaging capability in a device that is less expensive and more compact than other currently available imagers. The I-Scan Imager™ is a small, flexible, plug-and-play fluorescence detection platform useful for identifying a variety of interactions involving DNA and proteins (fluorescence detection is fundamental to most genomics and proteomics research). Blizzard Genomics expects the I-Scan Imager™ to be priced at under $30,000, and will offer illumination, detection and analytical capabilities comparable to those of imagers currently priced at over $100,000.

As of the date of our acquisition of Global Genomics, Blizzard Genomics had produced several working prototypes of the I-Scan Imager™ which Blizzard Genomics expected to provide greater than 95% of the functionality of the final commercial product and was preparing for beta testing. Currently, Blizzard Genomics is in discussions with a contract manufacturer for the commercial manufacture of the I-Scan Imager™ and expects to reach an agreement to produce beta units of the final commercial product during early 2003. Blizzard Genomics is currently seeking to raise $2 million in additional capital to fund the commercialization and product launch of the I-Scan Imager™ and for other purposes. Should Blizzard Genomics raise at least $750,000 in capital, it believes that it will have sufficient funding for commercial inventory production of the I-Scan Imager™ chip reader in 2003 but would need additional funds for its sales and marketing efforts. Blizzard Genomics expects full market launch in the U.S. and the rest of the world with appropriate advertising and promotion to commence within 120 days of receipt of these funds.

•	T-Chip and Thermal Station — Blizzard Genomics’ second suite of products includes a thermal chip, or platform that generates a thermal gradient (the T-Chip™ DNA chip) and

TChip™ thermal hybridization station, which manages the power supply and houses the apparatus that sets the desired temperature. The novelty of the T-Chip™ lies in its ability to generate a thermal gradient within a tightly controlled range. The precision of this thermal gradient permits the detection of the smallest unit of variance, a single base pair mutation, without first knowing where, or even if, such a mutation might occur. This has potentially broad reaching applications not only for genomics but also for related disciplines, where this type of thermal gradient could also detect small changes in protein binding and for identification of specific strains of infectious agents.

As of the date of our acquisition of Global Genomics, a working thermal station and T-Chip™ DNA chip were available for beta testing and data demonstrating proof of principle and technological feasibility had been generated. Blizzard Genomics expects the costs to fund the additional work necessary for design of the final, commercial versions of the T-Chip™ DNA chip and T-Chip™ thermal hybridization station and to begin commercial marketing of these products to be approximately $2.0 million. Completion of the commercial versions and market introduction for the T-Chip™ DNA chip and T-Chip™ thermal hybridization station is planned by Blizzard Genomics for 2004, subject to its having sufficient capital resources to do so.

Psynomics is an early stage psychiatric genomics company. Psynomics is currently operating, as a “virtual company” out of the University of California, San Diego and has had an ongoing research collaboration with its founders at that university. Psynomics’ short-term goal is to identify the genes that cause common neuropsychiatric diseases, such as bipolar disorder, schizophrenia and depression and to develop diagnostic tests for these diseases. Initial research by the founders of Psynomics has resulted in patent applications being filed for discoveries in the bipolar disorder area. Psynomics long-term goal is to provide the tools to the pharmaceutical industry to develop novel drug and gene therapy products for neuropsychiatric diseases, but Psynomics has not yet commenced any work in this area.

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

A summary of the purchase price allocation is as follows:

Current assets	$33,129
Investment in Blizzard Genomics – Acquired developed technology:
• I-Scan Imager™ DNA chip reader	3,749,301
• T-Chip™ thermal station	2,608,516
• T-Chip™ DNA chip	951,433
In-process research and development (recognized as an expense)	78,394
Less: Liabilities assumed	(56,283)

Total purchase price	$7,364,490

The in-process research and development was recorded as a charge for acquired incomplete research and development in the accompanying consolidated statement of operations and relates primarily to Global Genomics’ investment in Psynomics. The acquired developed technology primarily represents values assigned to Global Genomics’ investment in Blizzard Genomics’ I-Scan Imager chip reader, thermal hybridization station and T-Chip™ DNA chip. The acquired technology is being amortized over a period of ten years. The ten-year amortization period was determined through consideration of relevant patent terms (legal life), estimated technological life and economic life, and the range of useful lives observed in public filings of other companies involved in similar DNA technologies. As of December 31, 2002, accumulated amortization related to the acquired developed technology was $335,049 and total amortization expense recorded for 2002 was $335,049. Annual amortization expense over each of the next five years is expected to be $730,925.

Impairment Test of Intangible Assets.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ( SFAS 144 ), we reviewed the net values on our balance sheet as of December 31, 2002 assigned to Investment in Blizzard – Acquired Developed Technology resulting from our acquisition of Global Genomics. SFAS 144 requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During 2002, Blizzard Genomics was unsuccessful in its attempts to raise the funding necessary for it to pursue its commercialization strategy for its products. Although Blizzard Genomics is continuing these efforts, the difficulty it has encountered has prompted us to evaluate the carrying values of its assets related to Blizzard Genomics.

As of December 31, 2002, the following assets related to Blizzard Genomics are reflected on our balance sheet:

Investment in Blizzard—Acquired Developed Technology	$7,309,250
Less: Accumulated Amortization	(335,049)
Less: Equity Method Losses to Date	(329,709)

$6,644,492

Blizzard Genomics’ recurring losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern unless it raises significant amounts of capital in the near future. Blizzard Genomics management currently has plans to raise approximately $2 million during 2003 through strategic alliances, distributor agreements and/or the outright sale or sublicense of its sublicensed rights to its current developed technology and has hired a local investment banking group to assist in its fund raising efforts. Although Blizzard Genomics has thus far been unable to raise the financing necessary to continue to execute its business plan, and continued uncertainties exist, it is our opinion that these difficulties are indicative primarily of the overall financial market conditions and not of commercial infeasibility or other problems associated specifically with Blizzard Genomics technology and products. Our analysis consisted of our internal review of current financial projections internally prepared by Blizzard Genomics, application of a discounted cash flow valuation model of Blizzard Genomics projected cash flows, and consideration of other qualitative factors. Our management determined that the estimated fair values of our investment in Blizzard Genomics exceeded the carrying values reflected on our balance sheet at December 31, 2002 related to Blizzard Genomics, that such values were fairly stated and that no impairment charge was necessary.

Blizzard Genomics may experience delays in completing the development or commercially launching its products. Additionally, these products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future. Blizzard Genomics currently has no working capital and is currently seeking to raise up to $2,000,000 in capital to fund the commercial launch of the I-Scan Imager chip reader, completion of development of its T-Chip™ technology and for its working capital needs. Should Blizzard raise at least $750,000 in capital, it believes that it would have sufficient funding to commence commercial marketing of the I-Scan Imager chip reader, but would require additional capital to complete development of its T-Chip™ technology on a timely basis and might need additional capital to support its operations. Any significant delay in the commercialization of Blizzard Genomics’ products or the cessation of its operations would adversely affect the carrying value of our assets related to Blizzard Genomics and would have a materially adverse effect on our stockholders equity.

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

Research and development expenditures during 2002 were $767,000 versus $1,844,000 in 2001 and $1,962,000 in 2000. Research and development expenditures for all periods primarily relate to our development activities for FLOCOR. The expense for 2002 includes $78,000 allocated from our purchase price of Global Genomics as in-process research and development. The reduction in research and development expense during 2002 primarily results from the modification of our corporate business strategy subsequent to our merger with Global Genomics, such that we do not presently intend to pursue additional internal research and development efforts for any of our existing products or technologies, rather than through partnering or out-licensing to outside parties this research and development work.

Selling, general and administrative expenses during 2002 were $2,060,000 as compared to $2,830,000 in 2001 and $1,927,000 in 2000. We recorded non-cash charges of $230,000, $1,441,000 and $365,000 during 2002, 2001 and 2000, respectively, related to the issuance of stock warrants to certain consultants and certain vesting events for management stock options. Excluding these charges, selling, general and administrative expenses were $1,830,000, $1,389,000 and $1,562,000 during 2002, 2001 and 2000, respectively. The increase from 2001 to 2002 is due in part to our recording patent costs as an administrative expense subsequent to our merger with Global Genomics, which is consistent with our modified business strategy. Prior to the merger, these costs were treated as research and development expense. The impact of this change contributed approximately $103,000 to the increase from 2001 to 2002. Also contributing to the increase for 2002 is a greater percentage allocation of facilities costs (including depreciation) to administrative expense versus research and development expense (contributing approximately $231,000 to the increase), and higher legal and accounting costs subsequent to the merger (contributing approximately $112,000 to the increase), which we expect to be transitory.

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

Depreciation and amortization expense was $1,129,000, $586,000 and $318,000 in 2002, 2001 and 2000, respectively. As discussed above under “Merger with Global Genomics, Capital,” we recorded $335,000 of amortization expense related to intangibles during 2002, which is included in the $1,129,000 total depreciation and amortization expense for the year.

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

Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us

License fees paid to us with respect to our TranzFect technology have represented 78%, 85% and 60% of our total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect (Merck and Vical) may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect, and Vical has not yet commenced any clinical trials of a product utilizing TranzFect. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.

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

We Were Only Able to Establish the Effectiveness of FLOCOR in a Subset of Patients in a Recent Clinical Trial and May Be Unable to Establish a Viable Medical Indication for FLOCOR or Find a Partner to Fund the Necessary Research for FLOCOR

In December 1999, we reported results from our Phase III clinical trial of FLOCOR for treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis. Overall, the study was not able to achieve its primary objective, which was to show a statistically significant decrease in the length of vaso-occlusive crisis for the study population as a whole. However, for patients 15 years of age or younger, the number of patients achieving resolution of crisis was higher for FLOCOR-treated patients at all time periods than for placebo-treated patients, which may indicate that future clinical trials should focus on juvenile patients. We believe that there were certain design flaws in the protocol for the previous Phase III clinical trial relating primarily to the assumed period for resolution of a vaso-occlusive crisis in patients not treated with FLOCOR that may have impacted the results of that clinical trial and that would need to be addressed in properly designing any future trial.

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

If Blizzard Genomics Fails to Successfully Commercialize Its Products, the Value of Our Assets Will Be Adversely Impacted

Blizzard Genomics, which is Global Genomics’ principal portfolio company, has not yet commercialized any of its products. Although Blizzard Genomics plans to introduce its first product, the I-Scan Imager™ chip reader, a low cost DNA chip reader, during 2003 and its T-Chip™ technology, in 2004, it may experience delays in completing the development of or commercially launching these products, which will be used in research laboratories and will not require FDA approval prior to their being marketed. These products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future. Blizzard Genomics is the licensee of several U.S. patents, and is seeking additional patent protection for its products and technologies. There can be no assurance, however, that the company will be able to secure sufficient patent coverage for its products and technologies. The failure of Blizzard Genomics to successfully commercialize its products would require us to write down or write off on our balance sheet the substantial carrying value of Global Genomics’ investment in that company as part of our assets, which would have a materially adverse effect on our stockholders equity.

Blizzard Genomics May Be Unable to Raise Sufficient Funding to Commercialize Its Products, Which Would Adversely Impact the Value of Our Assets

Blizzard Genomics has no working capital and is currently seeking to raise up to $2,000,000 in capital to fund the commercial launch of the I-Scan Imager™ chip reader, completion of development of its T-Chip™ technology and for its working capital needs. Blizzard Genomics has encountered difficulty to date in obtaining this capital. Failure to raise at least a portion of this capital could delay Blizzard Genomics’ commercialization of its products and might force it to suspend its operations. Should Blizzard Genomics raise at least $750,000 in capital, it believes that it would have sufficient funding to begin commercial marketing of the I-Scan Imager™ chip reader but would require additional capital to complete development of its T-Chip™ technology on a timely basis and might need additional capital to support its operations. Any significant delay in the commercialization of Blizzard Genomics’ products or the cessation of its operations would adversely affect the carrying value of Global Genomics’ investment in that company as part of our assets, which would have a materially adverse effect on our stockholders equity. Although we may consider making a further investment in Blizzard Genomics if we raise additional capital, we have not discussed the terms of any such investment with Blizzard Genomics and have no obligation to make any new investment in that Company.

We Are Dependent Upon a Limited Operational Management Team and Need to Recruit a Chief Financial Officer and Perhaps Other Personnel to Effectively Operate

Our current management team is limited to Steven A. Kriegsman, our Chief Executive Officer and interim Chief Financial Officer, and Kathryn H. Hernandez, our Corporate Secretary. We are, therefore, very dependent on the availability and quality of the efforts of Mr. Kriegsman in managing our company. We will need to recruit a permanent Chief Financial Officer and may need to recruit other personnel in order to effectively operate the company and carry out our business plan. Mr. Kriegsman’s employment agreement expires in July 2003. Although Mr. Kriegsman has expressed a willingness to extend his employment agreement as Chief Executive Officer for an additional one-year term and we have begun discussing an extension with him, there can be no assurance that we will be able to reach an agreement with Mr. Kriegsman to extend his employment with us.

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

Although we do not expect FLOCOR to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR would have to compete against, such as tissue plasminogen activator (t-PA) and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, we would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Decitabine, which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Aquila Biopharmaceuticals, Inc. and adjuvants marketed by Corixa. Blizzard Genomics products will compete with a number of currently marketed products, including those offered by Axon Instruments, Affymetrix, Applied Precision, Perkin Elmer and Agilent Technologies.

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

Our Common Stock May Be Delisted From Nasdaq, Which Could Adversely Affect the Trading Market For and Value of Our Common Stock

Our ability to continue to have our common stock listed on the Nasdaq SmallCap Market depends on our satisfying applicable Nasdaq listing criteria. We have been unable to maintain compliance with Nasdaq’s $1 minimum closing bid requirement and failed to come back into compliance with this requirement by Nasdaq’s original deadline, which was then extended by Nasdaq pursuant to Nasdaq’s rule affording additional time to comply for those companies who otherwise satisfy Nasdaq’s core initial listing requirements (shareholders’ equity of at least $5,000,000, $50,000,000 in market capitalization or $750,000 in net income from operations in last year or two of the last three years). There can be no assurance that we will be able to continue to satisfy Nasdaq’s core initial listing requirements or that we will be able to satisfy the minimum bid price requirement by Nasdaq’s deadline date, which would make our common stock subject to delisting from the Nasdaq Small Cap Market. If our common stock is delisted from the Nasdaq Small Cap Market, an active trading market for our common stock may cease to exist and the delisting could materially and adversely impact the market value of our common stock.

It Will Be Difficult For Us To Manage Our Operations If We Are Regulated As An Investment Company In The Future

The Investment Company Act of 1940 regulates certain companies that own investment securities with a value greater than 40% of the total assets of that company. In the Global Genomics merger, we acquired a 40% equity interest in Blizzard Genomics, which investment represented approximately 72% of our total assets as of December 31, 2002. Accordingly, because our investment in Blizzard Genomics represents such a large percentage of our total assets, we would be subject to the Investment Company Act if an exemption were not available. The SEC’s regulations, however, exempt certain companies from the Investment Company Act if they, among other things, have a controlling interest in the subsidiary company. While we believe this exemption is currently available to us, if our ownership interest in Blizzard Genomics significantly decreases or we otherwise no longer remain the largest shareholder of Blizzard Genomics, the value of our investment in Blizzard Genomics could cause us to become subject to the provisions of the Investment Company Act. Should we become subject to the Investment Company Act, we would essentially have to operate as a mutual fund and would be subject to all of the substantive regulations imposed on such companies, including the restrictions on the securities we can issue, the rules specifying the composition and structure of our management, the additional reporting requirements, and other limitations on our ability to conduct our operations in the manner currently conducted. Our Board of Directors has determined that, should we become subject to these provisions, we will either (i) seek an order from the SEC exempting us from these provisions, or (ii) attempt to restructure our business in a manner that would relieve us from these provisions. The regulatory requirements for investment companies are extremely restrictive and would materially and adversely affect our ability to manage and operate our business and could materially and adversely affect our financial condition. Although it is our intention to remain an operating company that is not subject to the Investment Company Act, no assurance can be given that we will not become subject to the provisions of that act.

Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management or May Discourage Others From Acquiring Us and Thereby Adversely Affect Shareholder Value

We have a shareholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without our board of directors approval. The intent of the shareholder rights plan and our bylaw provisions is to protect our shareholders interests by encouraging anyone seeking control of our company to negotiate with our board of directors.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and supplemental schedule and the notes thereto as of December 31, 2002 and 2001, and for each of the three years ended December 31, 2002, 2001 and 2000, together with the independent auditors report thereon, are set forth on pages F-1 to F-20 of this Annual Report.

Blizzard Genomics’ financial statements and supplemental schedule and the notes thereto as of December 31, 2002 and 2001, and for each of the three years ended December 31, 2002, 2001 and 2000, together with the independent auditors reports thereon, are set forth on pages F-21 to F-43 of this Annual Report.

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

					Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Securities Underlying Options (#)	All Other Compensation ($)
Steven A. Kriegsman President & Chief Executive Officer	2002 2001 2000	$110,000 — —	$	— — —	— — —	$	— — —
Jack J. Luchese Former President and Chief Executive Officer	2002 2001 2000	191,391 360,150 350,000		435,150 55,250 17,500	— 550,000 100,000		566,469 — —	(1)
R. Martin Emanuele Former VP, Research & Business Development	2002 2001 2000	103,647 185,500 181,000		— 30,250 7,500	— 32,500 111,250		161,617 — —	(2)
J. Michael Grindel Former VP. Drug Development	2002 2001 2000	113,630 208,300 203,300		— 17,750 5,000	— 20,000 —		177,153 — —	(3)
Mark W. Reynolds Former VP, Finance and Secretary	2002 2001 2000	79,657 136,250 125,000		— 17,750 12,500	— 32,500 105,250		178,180 — —	(4)

(1)	Consists of $435,150 of contractual “change of control” payment, $60,025 stay bonus, $46,871 prepaid insurance benefits and $18,453 accrued vacation payout. Also includes $6,000 of matching contributions by us under our 401(k) profit sharing plan.
(2)	Consists of $156,117 in severance payment, stay bonus and accrued vacation payout associated with executive’s termination of employment in connection with our merger with Global Genomics, and $5,500 of matching contributions by us under our 401(k) profit sharing plan.
(3)	Consists of $171,153 in severance payment, stay bonus and accrued vacation payout associated with executive’s termination of employment in connection with our merger with Global Genomics, and $6,000 of matching contributions by us under our 401(k) profit sharing plan.
(4)	Consists of $172,680 in severance payment, stay bonus and accrued vacation payout associated with executive’s termination of employment in connection with our merger with Global Genomics, and $5,500 of matching contributions by us under our 401(k) profit sharing plan.

Option Grants in Last Fiscal Year

There were no option grants to any of the named executive officers listed in the Summary Compensation Table above.

Option Values at December 31, 2002

The following table sets forth the number of options and total value of unexercised in-the-money options and warrants at December 31, 2002 for each of our executive officers named in the Summary Compensation Table above, using the price per share of our common stock of $0.25 on December 31, 2002. No stock options were exercised during 2002 by any of the named executive officers listed in the Summary Compensation Table above. The following table includes warrants issued to Steven A. Kriegsman by Global Genomics prior to our merger with that company that have been assumed by us covering 459,352 shares of our common stock

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

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
1986 Stock Option Plan	51,263	$1.00	—
1994 Stock Option Plan	245,823	$1.14	60,850
1995 Stock Option Plan	25,000	$1.00	22,107
1998 Long-Term Incentive Plan	419,035	$0.99	29,517
2000 Long-Term Incentive Plan	452,917	$0.96	1,683,702
Equity Compensation Plans Not Approved by Security Holders
Other Plans (1)	1,707,427	$0.98	—

Total	2,901,465	$0.99	1,796,176

(1)	Our former President and Chief Executive Officer holds warrants to purchase an aggregate of 1,707,427 shares at a weighted average exercise price of $0.98 per share.

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

	Shares of Common Stock
Name of Beneficial Owner	Number	Percentage
Alexander L. Cappello(1)	598,264	2.7%

Raymond C. Carnahan, Jr.(2)	30,182	*

Louis Ignarro, Ph.D.	91,916	—

Steven A. Kriegsman(3) c/o CytRx Corporation 11726 San Vicente Boulevard, Suite 650 Los Angeles, CA 90049	4,113,016	18.7

Max Link(4)	38,750	*

Jack J. Luchese(5) 116 Tranquility Lane Destin, FL 32541	2,354,246	10.1

Herbert H. McDade, Jr.(6)	38,551	*

Joseph Rubinfeld	—	—

All executive officers and directors as a group (8 persons)(7)	4,910,679	21.8

(1)	includes 445,002 shares subject to options or warrants exercisable within 60 days. Shares of our common stock and options to purchase shares of our common stock beneficially owned by Mr. Cappello are held through the Alexander L. and Linda Cappello 2001 Family Trust.

(2)	includes 29,932 shares subject to options or warrants exercisable within 60 days.

(3)	includes 459,352 shares subject to options or warrants exercisable within 60 days.

(4)	includes 21,209 shares subject to options or warrants exercisable within 60 days.

(5)	includes 1,775,000 shares subject to options or warrants exercisable within 60 days.

(6)	includes 37,551 shares subject to options or warrants exercisable within 60 days.

(7)	includes 993,046 shares subject to options or warrants exercisable within 60 days.

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

		Stock Award
Name	Net Cash Payment (pre-tax)	Number of Shares	Value
R. Martin Emanuele	$116,117	68,634	$48,703
William B. Fleck	61,661	42,896	30,439
J. Michael Grindel	126,153	77,213	54,790
Mark W. Reynolds	137,680	60,055	42,615

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

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders Equity for the Years Ended December 31, 2002, 2001 and 2000

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

Statements of Stockholders Equity for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Auditors

(2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-20 of this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index on page 44 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

None.

CytRx Corporation

Form 10-K Exhibit Index

Exhibit Number
2.1	Agreement and Plan of Merger dated February 11, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.(n)

2.2	First Amendment to Agreement and Plan of Merger dated May 22, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.(n)

3.1	Restated Certificate of Incorporation(a)

3.2	Restated By-Laws(b)

3.3	Certificate of Amendment to Restated Certificate of Incorporation(n)

3.4	Corrected Restated Certificate of Incorporation(o)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust Company as Rights Agent(c)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement(l)

4.3	Stock Restriction and Registration Rights Agreement(p)

4.4	Warrant Issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting Engagement Letter Dated July 20, 2002(q)

10.1	Agreement with Emory University, as amended(d)

10.2	Option Agreement granting PSMA Development Company option to enter into a license agreement with CytRx Corporation dated December 23, 2002(1)

10.3*	Amended and Restated Employment Agreement between CytRx Corporation and Jack J. Luchese(i)

10.4*	Amended and Restated Change of Control Employment Agreement between CytRx Corporation and Jack J. Luchese(i)

10.5*	Amendment No. 1 to Employment Agreement with Jack J. Luchese(l)

10.6	Amendment No. 1 to Change in Control Employment Agreement with Jack J. Luchese(l)

10.7*	1986 Stock Option Plan, as amended and restated(f)

10.8*	1994 Stock Option Plan, as amended and restated(e)

10.9*	1995 Stock Option Plan(g)

10.10*	1998 Long-Term Incentive Plan(h)

10.11*	2000 Long-term Incentive Plan(l)

10.12*	Amendment No. 1 to 2000 Long-term Incentive Plan(n)

10.13*	Amendment No. 2 to 2000 Long-term Incentive Plan(n)

10.14	Purchase and Sale Agreement dated February 23, 1998 by and between CytRx Corporation and Alexandria Real Estate Equities, Inc.(h)

10.15	Common Stock Purchase Agreement dated March 24, 2000 by and between CytRx Corporation and the Investors Signatory Thereto(i)

10.16	Private Equity Line of Credit Agreement dated April 26, 2000, between CytRx Corporation and Majorlink Holdings Limited(j)

10.17+	License Agreement dated November 1, 2000 by and between CytRx Corporation and Merck & Co., Inc.(k)

10.18	License Agreement dated February 16, 2001 by and between CytRx Corporation and Ivy Animal Health, Inc.(l)

10.19+	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated(m)

10.20*	Amended and Restated Employment Agreement dated as of May 2002 between CytRx Corporation and Steven A. Kriegsman(q)

10.21	Extension of financial advisory agreement between CytRx Corporation and Cappello Capital Corp. dated January 1, 2002(q)

10.22	Agreement between Kriegsman Capital Group and CytRx Corporation dated February 11, 2002 regarding office space rental(q)

10.23	Marketing Agreement with Madison & Wall Worldwide, Inc. dated August 14, 2002(q)

10.24	Non-exclusive financial advisory agreement between CytRx Corporation and Sands Brothers & Co. Ltd. dated September 12, 2002(q)

10.25	Supply Agreement between CytRx Corporation and Organichem (f/k/a Nycomed Inc.) dated August 30, 1999(1)

21.1	Subsidiaries(1)

23.1	Consent of Ernst & Young LLP(1)

23.2	Consent of Silverman Olson Thorvilson & Kaufmann, Ltd.(1)

23.3	Consent of Ernst & Young LLP(1)

23.4	Consent of Ernst Young LLP

23.5	Consent of Silverman Olson Thorvilson & Kaufmann, Ltd.

23.6	Consent of Ernst Young LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.
(1)	Previously filed with Form 10-K on March 31, 2003.
(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997.
(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997.
(c)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 1997.
(d)	Incorporated by reference to the Registrant’s Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986.
(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1997.

(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 1996.
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995.
(h)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 1998.
(i)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2000.
(j)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on June 21, 2000.
(k)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on March 16, 2001.
(l)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 2001.
(m)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2001.
(n)	Incorporated by reference to the Registrant’s Proxy Statement filed June 10, 2002.
(o)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-91068) filed on June 24, 2002
(p)	Incorporated by reference to the Registrant’s 8-K filed on August 1, 2002.
(q)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman Chief Executive Officer

Date: May 6, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven A. Kriegsman, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of CytRx Corporation.

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003		/s/ STEVEN A. KRIEGSMAN
	Name: Its:	Steven A. Kriegsman Chief Executive Officer and Interim Chief Financial Officer

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

The Board of Directors and Shareholders
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