Form 10-Q
period 2003-03-31
CYTRX CORP
filed 2003-05-15
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 0-15327

CYTRX CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1642740 (I.R.S. Employer Identification No.)

11726 San Vicente Blvd. Suite 650 Los Angeles, CA (Address of principal executive offices)	90049 (Zip Code)

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

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 8, 2003: 23,331,019.

CYTRX CORPORATION

Form 10-Q

SIGNATURES	20

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,280,832	$387,314
Short-term investments	—	1,401,358
Accounts receivable, less allowances	47,452	98,529
Current portion of note receivable	138,702	135,291
Prepaid insurance	85,410	119,332
Other current assets	27,708	4,166

Total current assets	1,580,104	2,145,990
Property and equipment, net	1,024	1,084
Other assets:
Investment in Blizzard Genomics - acquired developed technology	6,390,928	6,644,492
Note receivable, less current portion	193,977	229,958
Prepaid insurance	198,356	208,160
Other assets	53,900	53,900

Total other assets	6,837,161	7,136,510

Total assets	$8,418,289	$9,283,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,693	$79,947
Accrued expenses and other current liabilities	284,054	428,490

Total current liabilities	422,747	508,437
Accrued loss on facility abandonment	411,912	419,038
Deferred gain on sale of building	114,780	121,762
Deferred revenue from license agreements	275,000	275,000

Total liabilities	1,224,439	1,324,237
Commitments
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000 shares authorized, including 1,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; and 22,143,927 shares issued at March 31, 2003 and December 31, 2002	22,144	22,144
Additional paid-in capital	82,322,339	82,173,839
Treasury stock, at cost (633,816 shares held at March 31, 2003 and December 31, 2002)	(2,279,238)	(2,279,238)
Accumulated deficit	(72,871,395)	(71,957,398)

Total stockholders’ equity	7,193,850	7,959,347

Total liabilities and stockholders’ equity	$8,418,289	$9,283,584

See accompanying notes.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended March 31,

	2003	2002

Revenues:
Service revenues	$—	$22,453
License fees	—	1,000,000
Interest income	15,766	32,117
Grant revenue	—	31,313
Other	10,337	55,137

	26,103	1,141,020
Expenses:
Cost of service revenues	—	11,287
Research and development	2,500	292,435
Depreciation and amortization	182,814	146,220
Selling, general and administrative	683,976	442,316
Contractual payment to officer	—	428,007

	869,290	1,320,265

Loss before other expenses	(843,187)	(179,245)
Equity in losses from Blizzard Genomics	(70,810)	—

Net loss	$(913,997)	$(179,245)

Basic and diluted loss per common share	$(0.04)	$(0.02)

Basic and diluted weighted average shares outstanding	21,510,111	11,091,535

See accompanying notes.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Period Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(913,997)	$(179,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60	146,220
Amortization of intangible assets	182,754	—
Equity in losses from Blizzard Genomics	70,810	—
Stock option and warrant expense	148,500	89,000
Net change in assets and liabilities	4,033	(705,314)

Total adjustments	406,157	(470,094)

Net cash used in operating activities	(507,840)	(649,339)
Cash flows from investing activities:
Maturity of held-to-maturity securities	1,401,358	—

Net cash provided by financing activities	1,401,358	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	365,122

Net cash provided by financing activities	—	365,122

Net increase (decrease) in cash and cash equivalents	893,518	(284,217)
Cash and cash equivalents at beginning of period	387,314	5,272,914

Cash and cash equivalents at end of period	$1,280,832	$4,988,697

See accompanying notes.

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

1.

Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical company engaged in the development and commercialization of pharmaceutical products. The Company’s current products are FLOCOR, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA and conventional-based vaccines. Sickle cell disease is an inherited disease caused by a genetic mutation of hemoglobin in the blood and vaso-occlusive disorders are a blockage of blood flow caused by deformed or “sickled” red blood cells which can cause intense pain in sickle cell disease patients. CytRx is currently seeking strategic partners to complete the development of FLOCOR, and TranzFect is currently being developed by licensees for this product. The Company may also seek to license TranzFect as a potential conventional adjuvant for hepatitis B and C, flu, malaria and other viral diseases. (Adjuvants are agents added to a vacine to increase its effectiveness.) CytRx also has a portfolio of potential products and technologies in the areas of spinal cord injury, vaccine delivery and gene therapy.

On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., which became a wholly-owned subsidiary of the Company and was renamed GGC Pharmaceuticals, Inc. (“Global Genomics”). Global Genomics is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc., a central nervous system genomics company in San Diego, California. Blizzard Genomics, Inc. is developing instrumentation, software, and consumable supplies (including patent-pending “T-Chip” and “Contact” technologies) for the genomics industry. Global Genomics expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses. These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology. Psynomics, Inc. is an early stage genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases and has rights to access a significant database of patient data and corresponding tissue samples. The Company accounts for its investment in Blizzard Genomics using the equity method. The Company’s investment in Psynomics is accounted for using the cost method.

The accompanying condensed consolidated financial statements at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The accounts of Global Genomics are included since July 19, 2002. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K/A for the year ended December 31, 2002.

2.

Adoption of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 16, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003. Adoption of the pronouncement did not have a material impact on the consolidated financial statements.

3.

Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 6,379,000 and 5,532,000 shares at March 31, 2003 and 2002, respectively.

4.

Stock Based Compensation

The Company uses the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”).

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data.)

	Three Months Ended

	2003	2002

Net loss, as reported	$(914)	$(179)
Deduct: Total stock –based employee compensation expense determined under fair-value based method for all awards	(72)	(122)

Pro forma net loss	$(986)	$(301)

Loss per share,as reported (basic and diluted)	$(0.04)	$(0.02)
Loss per share, pro forma (basic and diluted)	$(0.05)	$(0.03)

5.

Equity in Losses From Blizzard Genomics

The Company records its portion of the losses of Blizzard using the equity method. For the period January 1, 2003 to March 31, 2003, the Company recorded $61,288 as its share in the loss of Blizzard. This amount is reported as a separate line item in the accompanying condensed consolidated statement of operations. Summarized financial information for Blizzard as of March 31, 2003 and for the period January 1, 2003 to March 31, 2003 that has been provided by Blizzard is as follows (amounts in thousands):

	Total	Company’s Share

Current assets	$15	$6
Other assets	12	5
Current liabilities	690	276
Long-term convertible notes payable	134	54
Other long-term liabilities	10	4
Net assets	(807)	(333)
Net loss	(177)	(71)

6.

Segment Reporting

(in thousands)	Product Development	Recruiting Services*	Recruiting Services *

Three Months Ended March 31, 2003
Revenues from external customers	$—	$—	$
Intersegment sales	—	—		—
Collaborative, grant & other income		—
Interest income	16	—		16
Interest expense	—	—		—
Depreciation and amortization	183	—		183
Stock option and warrant expense	149	—		149
Equity in loss from Blizzard Genomics	(71)	—		(71)
Segment profit (loss)	(914)	—		(914)
Total assets	8,418	—		8,418
Capital expenditures	—	—		—
Three Months Ended March 31, 2002
Revenues from external customers	—	22		22
Intersegment sales	—	—		—
Collaborative, grant & other income	1,086	—		1,086
Interest income	32	—		32
Interest expense	—	—		—
Depreciation and amortization	146	—		146
Stock option and warrant expense	89	—		89
Segment profit (loss)	(184)	5		(179)
Total assets	7,604	—		7,604
Capital expenditures	—	—		—

*

The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

7.

Subsequent Event - License Agreements with the University of Massachusetts Medical School

In April 2003, CytRx entered into exclusive license agreements with the University of Massachusetts Medical School (“UMMS”) covering potential applications for UMMS’s proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of cancer, obesity and type II diabetes. RNA interference (RNAi) has been shown to effectively silence a targeted disease-causing gene within a living cell. The technology essentially uses ribonucleic acid (RNA) to selectively turn off the harmful genes of infectious viruses or malignant tumor cells. In consideration of the licenses, CytRx made aggregate cash payments to UMMS of approximately $186,000 and issued it and another medical institution involved in developing the gene silencing technology a total of 1,613,258 shares of CytRx common stock. As part of the strategic alliance with UMMS, CytRx also agreed to fund certain pre-clinical research at UMMS relating to the use of its gene silencing technology for the development of therapeutic products within the fields of obesity and type II diabetes and cancer.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

This discussion includes “forward looking” statements that reflect our current views with respect to future events and financial performance. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under “Risk Factors” set forth in our Annual Report for 2002 on Form 10-K/A, and should not unduly rely on these forward looking statements. We undertake no duty to update the information in this discussion.

Liquidity and Capital Resources

At March 31, 2003, we had cash, cash equivalents and short-term investments of $1,281,000 and net assets of $7,194,000, compared to $1,789,000 and $7,959,000, respectively, at December 31, 2002. Working capital totaled $1,157,000 at March 31, 2003, compared to $1,638,000 at December 31, 2002.

Subsequent to our merger with Global Genomics in July 2002, we modified our corporate business strategy by discontinuing any additional internal research and development efforts for any of our existing products or technologies. We have, instead, more recently focused our efforts on obtaining strategic alliances, license partners or other collaborative arrangements with larger pharmaceutical companies for FLOCOR and additional strategic partners or licensees for TranzFect. Our spending for each of these technologies now will primarily relate to maintaining patents and other agreements as required under our existing license agreements and to support our additional licensing efforts. We may also pursue product or technology acquisition opportunities, such as the license agreements with the University of Massachusetts Medical School discussed below.

In April 2003, we entered into exclusive license agreements with the University of Massachusetts Medical School (“UMMS”) covering potential applications for UMMS’s proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of cancer, obesity and type II diabetes. RNA interference (RNAi) has been shown to effectively silence a targeted disease-causing gene within a living cell. The technology essentially uses ribonucleic acid (RNA)to selectively turn off the harmful genes of infectious viruses or malignant tumor cells. In consideration of the licenses, we made aggregate cash payments to UMMS of approximately $186,000 and issued it and another medical institution involved in developing the gene silencing technology a total of 1,613,258 shares of our common stock. As part of our strategic alliance with UMMS, we also agreed to fund certain pre-clinical research at UMMS relating to the use of its gene silencing technology for the development of therapeutic products within the fields of obesity and type II diabetes and cancer. Although we intend to internally fund the early stage development work for certain gene silencing product applications, we may seek as part of our corporate business strategy to secure strategic alliances or license agreements with larger pharmaceutical companies to fund subsequent development of these potential products.

We currently have three license agreements for our technologies – with Merck & Co, Inc. (TranzFect), Vical, Incorporated (TranzFect), and Ivy Animal Health, Inc. (CRL-8761). From the dates that we entered into these agreements through March 31, 2003, we have received $7,200,000 in upfront fees, milestone payments and annual maintenance fees pursuant to these agreements, and have the potential to receive in excess of $17,000,000 in additional milestone and maintenance fees, plus additional royalties on eventual sales of approved products of from 1% to 5% of net sales by the licensees.

We believe that we will have adequate working capital to allow us to operate through the end of 2003. Our strategic alliance with UMMS may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances could range from approximately $1,600,000 to $1,800,000 annually over the next three years. These expenditures, together with potential future milestone payments based on development of these products, could substantially exceed our current financial resources and require us to raise additional capital or secure a licensee, or strategic partner to fulfill our obligations to UMMS and to develop any products based on the technology that we have licensed from that medical institution.

We also may require additional working capital in order to fund any product acquisitions that we consummate. Any additional capital requirements may be provided by potential milestone payments pursuant to the Merck and Vical licenses or by potential payments from future strategic alliance partners or licensees of our technologies. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect, and Vical has not yet commenced any clinical trials of a product utilizing TranzFect so that there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical. Our recent efforts to license or find a strategic partner for FLOCOR have thus far been unsuccessful, although we will continue to seek such a licensee or partner. We may also pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all.

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

Results of Operations

We recorded a net loss of $914,000 for the three month period ended March 31, 2003 as compared to $179,000 for the same period in 2002.

From 1996 to 2002 we marketed the services of a small group of human resources professionals under the name of Spectrum Recruitment Research as a way of offsetting our cost of maintaining this function. In February 2002 the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former Spectrum employees. Service revenues related to Spectrum were $0 and $22,000 during the three months ended March 31, 2003 and 2002, respectively. Cost of service revenues was $0 in 2003 versus $11,000 in 2002.

License fee income was $0 and $1,000,000 during the three months ended March 31, 2003 and 2002, respectively. License fees for 2002 consist of a milestone fee received from Merck related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

Interest income for the first quarter of 2003 was $16,000 versus $32,000 for the same period in 2002. The variance generally corresponds to fluctuating cash and investment balances.

Grant income was $0 in the first quarter of 2003 versus $31,000 in the first quarter of 2002. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized. Grant income for the 2002 period primarily relates to SBIR (Small Business Innovative Research) grants we received from the National Institutes of Health in support of our research and development activities. Since our new business strategy (see Liquidity and Capital Resources) does not contemplate further spending by us on research activities conducted directly by us, we do not expect to record additional grant revenue in the foreseeable future.

Other income was $10,000 in the first quarter of 2003 versus $55,000 for the same period in 2002. Other income primarily consists of subrental revenues for our former headquarters facility located in Atlanta, Georgia. The decrease represents the effect of vacancy in the building during the first quarter of 2003. During the fourth quarter of 2002, we accrued the estimated loss on the facility represented by the difference between the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrual is being written off against the actual expenses as they occur.

Research and development expenses were $3,000 and $292,000 during the three months ended March 31, 2003 and 2002, respectively. The virtual elimination of research and development expense during 2003 is attributable to the modification of our corporate business strategy subsequent to our merger with Global Genomics, such that we do not presently intend to pursue additional internal research and development efforts for any of our existing products or technologies, other than through partnering or out-licensing this research and development work to outside parties. We do, however, expect research and development expense to increase in the future as a result of our commitment to fund research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements. The aggregate amount of these commitments under certain circumstances could range from approximately $1,600,000 to $1,800,000 annually over each of the next three years.

Depreciation and amortization expense was $183,000 and $146,000 during the three months ended March 31, 2003 and 2002, respectively. The amount for 2003 consists almost entirely of amortization of intangible assets related to our acquisition of Global Genomics in July 2002. During the fourth quarter of 2002, we recorded an impairment loss equal to the net book value of most of our equipment and related leasehold improvements associated with FLOCOR. As a result of the recognition of this impairment charge, our property balances have been reduced to a nominal amount as of December 31, 2002, and therefore, our depreciation expense will be nominal for the foreseeable future.

Selling, general and administrative expenditures were $684,000 and $442,000 during the three months ended March 31, 2003 and 2002, respectively. During the first quarter of 2003 and 2002, we recognized non-cash charges of $149,000 and $89,000, respectively, related to the issuance of stock purchase warrants to consultants. Excluding these non-cash charges, selling, general and administrative expenditures were $535,000 and $353,000 during the three months ended March 31, 2003 and 2002, respectively. Contributing to the increase for 2003 were (a) a greater percentage allocation of facilities costs to administrative expense versus research and development expense (contributing approximately $153,000 to the increase), and (b) higher legal and accounting costs (contributing approximately $60,000 to the increase).

Pursuant to his employment agreement, our former President and CEO, Jack Luchese, was entitled to a payment of $435,000 upon the execution of the merger agreement between Global Genomics and us and an additional $435,000 upon the closing of the merger. In order to reduce the amount of cash that we had to pay to Mr. Luchese, Mr. Luchese and we agreed that approximately $325,200 of the first $435,000 payment would be satisfied by CytRx granting a stock award to Mr. Luchese under the CytRx Corporation 2000 Long-Term Incentive Plan under which CytRx issued Mr. Luchese 558,060 shares of our common stock. Those shares of stock were issued at a value equal to 85% of the volume weighted average price of our common stock for the 20 trading days ended on February 8, 2002. The cash payment and fair value of the shares issued were recognized as expense (total of $428,000) during the first quarter of 2002 and is reported as a separate line item on the accompanying condensed consolidated statement of operations.

Equity in Losses of Blizzard. We record our portion of the loss in Blizzard Genomics on the equity method. For the first quarter of 2003, we recorded $70,810 as our share in the loss of Blizzard Genomics. This amount is reported as a separate line item in the accompanying condensed consolidated statement of operations.

Related Party Transactions

In July 2002, the Company entered into a services and facilities agreement with The Kriegsman Group (“TKG”) and Kriegsman Capital Group (“KCG”), which was subsequently amended in January 2003, whereby TKG and KCG agreed to provide us with office space and certain administrative services. TKG and KCG are owned by Steven A. Kriegsman, our President and CEO. During the first quarter of 2003, we paid a total of approximately $25,500 to TKG under this agreement. The charges are determined based upon actual space used and estimated percentages of employee time used. We believe that such charges approximate the fair value of the space and services provided.

Risk Factors

You should carefully consider the following risks before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business or prospects could be materially adversely affected and the trading price of our common stock could be negatively impacted, and investors in our securities could lose all or part of their investment. You should also refer to the other information in this Quarterly Report, including our financial statements and the related notes.

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

We have incurred significant losses over the past five years, including net losses of approximately $914,000 for the three months ended March 31, 2003 (on an unaudited basis), and $6,176,000, $931,000 and $348,000 for 2002, 2001 and 2000, respectively, and we had an accumulated deficit of approximately $72,871,000 (on an unaudited basis) as of March 31, 2003. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take an extended period of time for us to generate recurring revenues. We anticipate that it will take at least several years before the development of any of our licensed or other current potential products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations

Although we generated $1,001,000 in revenues from milestone payments and license fees from our licensees during 2002, we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

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

We Have Changed Our Business Strategy, Which Will Require Us to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products

We have modified our prior business strategy of internally developing FLOCOR and our other potential products not yet licensed to third parties. We will now seek to enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies that will provide for those companies to be responsible for the development and marketing of our products, although we intend to internally fund the early stage development work for certain product applications based on the gene silencing technology that we have licensed from the University of Massachusetts Medical School. There can be no assurance that our products will have sufficient potential commercial value to enable us to secure these arrangements with suitable companies on attractive terms or at all. If we enter into these arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable FDA requirements, the timing of receipt or amount of revenues from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products. If we are unable to enter into these arrangements for a particular product, we may be required to either sell the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.

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

Our Limited Financial Resources May Adversely Impact Our Ability to Execute Certain Strategic Initiatives

On March 31, 2003 we had $1,281,000 in cash and cash equivalents and $1,157,000 in working capital. Our recently modified product development strategy calls for seeking strategic alliances, licensing agreements or other collaborative arrangements with larger pharmaceutical companies to complete the development of FLOCOR and our other potential products, and we will not continue any further FLOCOR development work on our own in the meantime. Although we are not doing any further development work on TranzFect, our two licensees for this technology (Merck and Vical) are continuing to do development work on product applications for this technology that could entitle us to future milestone payments should they continue with this work and it successfully meets the defined milestones, as well as future royalty payments should either of these licensees commercialize products based on our technology. However, there can be no assurance that our licensees will continue to develop or ever commercialize any products that are based on our TranzFect technology.

Our strategic alliance with the University of Massachusetts Medical School may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary technology that has been licensed to us The aggregate amount of these expenditures under certain circumstances could range from $1,600,000 to $1,800,000 annually over the next three years. These expenditures, together with potential future milestone payments based on development of these products, could substantially exceed our current financial resources and require us to raise additional capital or secure a licensee or strategic partner to fulfill our obligations to the University of Massachusetts Medical School and to develop any products based on the technology that we have licensed from that medical institution. If we are unable to meet our various financial obligations under our license agreements with the University of Massachuesetts Medical School, which include a requirement that we raise additional capital within 18 months after the signing of these agreements, we could lose all of our rights under these agreements.

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

Our Recent Acquisition of Global Genomics May Place Additional Financial and Operational Burdens on Us

In July 2002, we acquired Global Genomics through a merger. Global Genomics is a development stage company that, to date, has not generated any operating revenue, does not expect to generate any revenues in the foreseeable future and has operated at a loss since its organization in May 2000. Global Genomics incurred losses of approximately $71,000 for the three months ended March 31, 2003 (on an unaudited basis), and $303,000 and $1,563,000 for the years ended December 31, 2002 and 2001, respectively. Since the date of acquisition, Global Genomic’s net losses have been primarily the result of its 40% equity ownership of Blizzard Genomics.

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

•

More effectively negotiate third-party strategic alliances or licensing arrangements

•

Take advantage of product acquisition or other opportunities more readily than we can

Although we do not expect FLOCOR to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR would have to compete against, such as tissue plasminogen activator (t-PA) and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, we would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Decitabine, which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Aquila Biopharmaceuticals, Inc. and adjuvants marketed by Corixa. Blizzard Genomics’ products will compete with a number of currently marketed products, including those offered by Axon Instruments, Affymetrix, Applied Precision, Perkin Elmer and Agilent Technologies. A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Inc., Ribopharma A.G., Alnvlam, Inc., Nucleonics, Inc., and a number of the multinational pharmaceutical companies.

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

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets

Obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for our FLOCOR and TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. We have a non-exclusive license to a patent owned by the University of Massachusetts Medical School and another institution that covers the general field of gene silencing. The specific medical applications of the gene silencing technology that we have licensed from the University of Massachusetts Medical School are covered by a number of pending patent applications. However, other researchers have been active in the field of gene silencing and in seeking patents in this area. These researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. Any litigation brought by us to protect our intellectual property rights or by third parties asserting intellectual property rights against us could be costly and have a material adverse effect on our operating results or financial condition and make it more difficult for us to enter into strategic alliances with third parties to develop our products or discourage our existing licensees from continuing their development work on our potential products. If our patent coverage is insufficient to prevent third parties from developing or commercializing similar or identical technologies, the value of our assets is likely to be materially and adversely affected.

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

It Will Be Difficult For Us To Manage Our Operations If We Are Regulated As An Investment Company In The Future

The Investment Company Act of 1940 regulates certain companies that own investment securities with a value greater than 40% of the total assets of that company. In the Global Genomics merger, we acquired a 40% equity interest in Blizzard Genomics, which investment represented approximately 76% of our total assets as of March 31, 2003. Accordingly, because our investment in Blizzard Genomics represents such a large percentage of our total assets, we would be subject to the Investment Company Act if an exemption were not available. The SEC’s regulations, however, exempt certain companies from the Investment Company Act if they, among other things, have a controlling interest in the subsidiary company. While we believe this exemption is currently available to us, if our ownership interest in Blizzard Genomics significantly decreases or we otherwise no longer remain the largest shareholder of Blizzard Genomics, the value of our investment in Blizzard Genomics could cause us to become subject to the provisions of the Investment Company Act. Should we become subject to the Investment Company Act, we would essentially have to operate as a mutual fund and would be subject to all of the substantive regulations imposed on such companies, including the restrictions on the securities we can issue, the rules specifying the composition and structure of our management, the additional reporting requirements, and other limitations on our ability to conduct our operations in the manner currently conducted. Our Board of Directors has determined that, should we become subject to these provisions, we will either (i) seek an order from the SEC exempting us from these provisions, or (ii) attempt to restructure our business in a manner that would relieve us from these provisions. The regulatory requirements for investment companies are extremely restrictive and would materially and adversely affect our ability to manage and operate our business and could materially and adversely affect our financial condition. Although it is our intention to remain an operating company that is not subject to the Investment Company Act, no assurance can be given that we will not become subject to the provisions of that act.

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

Our Outstanding Options and Warrants and the Registration of Our Shares Issued in the Global Genomics Merger May Adversely Affect the Trading Price of Our Common Stock

As of May 1, 2003, there were outstanding stock options and warrants to purchase 6,828,433 shares of our common stock at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders. We have filed a registration statement covering the shares of common stock that we issued in connection with our merger with Global Genomics or may issue in the future upon the exercise of warrants that we assumed in connection with that merger (a total of approximately 10 million shares). Both the availability for public resale of these shares and the actual resale of these shares could adversely affect the trading price of our common stock.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our financial intruments that are sensitive to changes in interest rates are our investments. As of March 31, 2003, we held no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.

Item 4. — Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q, has concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to us can be gathered, analyzed and disclosed on a timely basis in the reports that we file under the Securities Exchange Act. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II — OTHER INFORMATION

Item 2 — Changes in Securities and Use of Proceeds

In February 2003, we issued a warrant to Corporate Capital Group International Ltd. Inc. to purchase 675,000 shares of our common stock at $0.20 per share at any time prior to February 21, 2008. The warrant was issued as partial consideration for certain financial consulting services provided to us by Corporate Capital Group International. The warrant was issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

Item 6. — Exhibits and Reports on Form 8-K

(a)

Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)

On March 31, 2003, the Registrant filed an amended Current Report on Form 8-K/A amending its previous Form 8-K filed on August 1, 2002 in order to provide updated financial statements and pro forma financial statements related to its acquisition of Global Genomics Capital, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: May 14, 2003	By:	/s/ STEVEN A. KRIEGSMAN

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

Dated: May 14, 2003
/s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman Chief Executive Officer and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Warrant issued on February 21, 2003 to Corporate Capital Group International Ltd. Inc.

10.1	Agreement between Kriegsman Capital Group and CytRx Corporation dated January 29, 2003 regarding office space rental and shared services.

10.2	Consulting Agreement, dated February 21, 2003 between CytRx and Corporate Capital Group International Ltd.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.