Form 10-Q
period 2003-06-30
CYTRX CORP
filed 2003-08-14
CIK 799698

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    --------------

                         Commission file number 0-15327

                                CYTRX CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                     58-1642740
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         11726 San Vicente Blvd.
                Suite 650
             Los Angeles, CA                               90049
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


Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 8, 2003: 28,622,499.

                                CYTRX CORPORATION
                                -----------------

                                    Form 10-Q
                                    ---------

                                Table of Contents
                                -----------------


                                                                              Page
                                                                              ----
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:
              Condensed Balance Sheets as of June 30, 2003 (unaudited)
              and December 31, 2002                                             3

              Condensed Statements of Operations (unaudited) for the
              Three Month and Six Month Periods Ended June 30, 2003 and 2002    4

              Condensed Statements of Cash Flows (unaudited) for the
              Six Month Periods Ended June 30, 2003 and 2002                    5

              Notes to Condensed Financial Statements                           6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         12

   Item 3     Quantitative and Qualitative Disclosures About Market Risk        23

   Item 4     Controls and Procedures                                           23

PART II.      OTHER INFORMATION

   Item 2     Changes in Securities and Use of Proceeds                         23

   Item 6     Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                      25

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                CYTRX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,      December 31,
                                                                                       2003           2002
                                                                                   ------------    ------------
ASSETS                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $  5,852,320    $    387,314
     Short-term investments                                                                  --       1,401,358
     Accounts receivable, less allowances                                                40,527          98,529
     Current portion of note receivable                                                 153,422         135,291
     Prepaid insurance                                                                   60,551         119,332
     Other current assets                                                                18,978           4,166
                                                                                   ------------    ------------
         Total current assets                                                         6,125,798       2,145,990

Property and equipment, net                                                                 963           1,084

Other assets:
     Investment in minority -owned entity - acquired developed technology             6,120,873       6,644,492

     Note receivable, less current portion                                              157,088         229,958
     Prepaid insurance, less current portion                                            185,243         208,160
     Other assets                                                                        53,900          53,900
                                                                                   ------------    ------------

         Total other assets                                                           6,517,104       7,136,510
                                                                                   ------------    ------------

         Total assets                                                              $ 12,643,865    $  9,283,584
                                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $     86,311    $     79,947
     Accrued expenses and other current liabilities                                     297,891         428,490
                                                                                   ------------    ------------
         Total current liabilities                                                      384,202         508,437

Accrued loss on facility abandonment, less current portion                              390,368         419,038
Deferred gain on sale of building, less current portion                                 107,799         121,762
Deferred revenue from license agreements                                                275,000         275,000
                                                                                   ------------    ------------
         Total liabilities                                                            1,157,369       1,324,237

Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000 shares  authorized,  including 1,000 shares of Series A Junior Participating Preferred
         Stock; no shares issued and outstanding                                             --              --
     Common stock, $.001 par value, 50,000,000 shares authorized;
         28,447,840 and 22,143,927 shares issued at June 30, 2003 and
         December 31, 2002                                                               28,448          22,144
     Additional paid-in capital                                                      91,655,096      82,173,839
     Treasury stock, at cost (633,816 shares held at June 30, 2003
         and December 31, 2002)                                                      (2,279,238)     (2,279,238)
     Accumulated deficit                                                            (77,917,810)    (71,957,398)
                                                                                   ------------    ------------

         Total stockholders' equity                                                  11,486,496       7,959,347
                                                                                   ------------    ------------

         Total liabilities and stockholders' equity                                $ 12,643,865    $  9,283,584
                                                                                   ============    ============


                             See accompanying notes

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     ----------------------------    ----------------------------
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
Revenues:
     Service revenues                                $         --    $         --    $         --    $     22,453
     License fees                                              --              --              --       1,000,000
     Interest income                                       11,549          29,553          27,315          61,670
     Grant income                                              --          14,831              --          46,144
     Other                                                 16,150          30,824          26,487          85,961
                                                     ------------    ------------    ------------    ------------
                                                           27,699          75,208          53,802       1,216,228

Expenses:
     Cost of service revenues                                  --              --              --          11,287
     Research and development                           2,270,119         127,428       2,272,619         280,954
     (includes $1,829,435 of non-cash stock issued
     for the 3 month and 6 month periods of 2003)
     Depreciation and amortization                        182,815         228,682         365,629         374,902
     Common stock and warrants issued for
     services                                           1,489,029         144,550       1,637,529         249,800
     Contractual payment to officer                            --              --              --         428,007
     Selling, general and administrative                1,044,851         505,365       1,580,327         981,340
                                                     ------------    ------------    ------------    ------------
                                                        4,986,814       1,006,025       5,856,104       2,326,290
                                                     ------------    ------------    ------------    ------------

Loss before other expenses                             (4,959,115)       (930,817)     (5,802,302)     (1,110,062)

     Equity in losses from minority-owned entity          (87,300)             --        (158,110)             --
                                                     ------------    ------------    ------------    ------------

Net loss                                             $ (5,046,415)   $   (930,817)   $ (5,960,412)   $ (1,110,062)
                                                     ============    ============    ============    ============

Basic and diluted (loss) per common share            $      (0.21)   $      (0.08)   $      (0.26)   $      (0.10)
                                                     ============    ============    ============    ============

Basic and diluted
weighted average shares outstanding                    24,605,755      11,649,394      23,066,484      11,372,006
                                                     ============    ============    ============    ============

                             See accompanying notes.

                                CYTRX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Six Month Period Ended June 30,
                                                                    --------------------------
                                                                        2003           2002
                                                                    -----------    -----------
Cash flows from operating activities:
       Net loss                                                     $(5,960,412)   $(1,110,062)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation                                                    121        374,902
            Amortization of intangible assets                           365,509             --
            Equity in losses from minority-owned entity                 158,110             --
            Stock and stock purchase warrants issued for services     1,637,529        249,800
            License fees paid with common stock                       1,829,435             --
            Net change in operating assets and liabilities               12,759       (842,063)
                                                                    -----------    -----------
                 Total adjustments                                    4,003,463       (217,361)
                                                                    -----------    -----------
            Net cash used in operating activities                    (1,956,949)    (1,327,423)
                                                                    -----------    -----------

Cash flows from investing activities:
       Maturity of held-to-maturity securities                        1,401,358             --
                                                                    -----------    -----------
            Net cash provided by financing activities                 1,401,358             --
                                                                    -----------    -----------

Cash flows from financing activities:
       Net proceeds from exercise of stock options and warrants       1,169,540             --
       Net proceeds from issuances of common stock                    4,851,057        349,372
                                                                    -----------    -----------
            Net cash provided by financing activities                 6,020,597        349,372
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                  5,465,006       (978,051)

Cash and cash equivalents at beginning of period                        387,314      5,272,914
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 5,852,320    $ 4,294,863
                                                                    ===========    ===========

                             See accompanying notes.

                                CYTRX CORPORATION
                                -----------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                  June 30, 2003
                                  -------------
                                   (Unaudited)
                                   -----------



1. Description of Company and Basis of Presentation

CytRx Corporation ("CytRx" or "the Company") is a Delaware corporation that was incorporated in 1985 and is engaged in the development and commercialization of pharmaceutical products. Subsequent to its acquisition of Global Genomics Capital in July 2002, CytRx modified its corporate business strategy by discontinuing any further additional research and development efforts for any of its then existing technologies and by seeking strategic partners to complete the development of these technologies. As part of its new strategy, CytRx has also focused its efforts on acquiring new technologies and products, including products that are already being marketed or have been approved for marketing.

In April 2003, CytRx acquired its first new technologies by entering into exclusive license arrangements with the University of Massachusetts Medical School ("UMass") covering potential applications for the medical institution's proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of obesity, type II diabetes and Lou Gehrig's disease (ALS), and covering UMass's proprietary technology with potential gene therapy applications within the area of cancer. There is growing scientific interest in various techniques to halt the activity or silence targeted genes that cause cells to produce undesirable proteins as a means for developing therapeutic products. In consideration of the licenses, CytRx made cash payments to UMass totalling approximately $186,000 and issued it a total of 1,613,258 shares of CytRx common stock which were valued for financial statement purposes at approximately $1,468,000.

In May 2003, CytRx broadened its strategic alliance with UMass by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology. In consideration of this license, CytRx made cash payments to UMass totalling approximately $18,000 and issued it 215,101 shares of CytRx common stock which were valued for financial statement purposes at approximately $361,000. Under the various license agreements with UMass, CytRx will be required to make annual license maintenance payments as well as milestone payments to UMass based on the development of products utilizing the licensed technology and will be required to pay royalties based on future sales of those products. CytRx also agreed to fund certain pre-clinical research at UMass related to the use of our licensed technologies for the development of therapeutic products within the fields of obesity, type II diabetes and certain other areas. As the gene silencing technology from UMass has not achieved technological feasibility at the time of its license by CytRx and had no alternative future uses and, therefore, no separate economic value, the aggregate total of $2,068,000 in cash payments and stock issued for acquisition of the technology was expensed as research and development.

CytRx's other products are FLOCOR, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA and conventional-based vaccines. Sickle cell disease is an inherited disease caused by a genetic mutation of hemoglobin in the blood and vaso-occlusive disorders are a blockage of blood flow caused by deformed or "sickled" red blood cells which can cause intense pain in sickle cell disease patients. CytRx is currently seeking strategic partners to complete the development of FLOCOR, and TranzFect is currently being developed by two licensees for this product, Merck & Co., Inc. and Vical Incorporated. The Company is also seeking to license its TranzFect technology for development as a potential DNA-based prostate cancer adjuvant and may also seek to license this technology as a potential conventional adjuvant for hepatitis B and C, flu, malaria and other viral diseases. (Adjuvants are agents added to a vaccine to increase its effectiveness.) CytRx also has a portfolio of potential products and technologies in the areas of spinal cord injury, vaccine delivery and gene therapy.

On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., which became a wholly-owned subsidiary of the Company and was renamed GGC Pharmaceuticals, Inc. ("Global Genomics"). Global Genomics is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. ("Blizzard Genomics") in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc., a central nervous system genomics company in San Diego, California. Blizzard Genomics is developing instrumentation, software, and consumable supplies (including patent-pending "T-Chip" and "Contact" technologies) for the genomics industry. Global Genomics expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses. These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology. Psynomics, Inc. is an early stage genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases and has rights to access a significant database of patient data and corresponding tissue samples. The Company accounts for its investment in Blizzard Genomics using the equity method. The Company's investment in Psynomics is accounted for using the cost method.

The accompanying condensed consolidated financial statements at June 30, 2003 and for the three month and six month periods ended June 30, 2003 and 2002 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The accounts of Global Genomics are included since July 19, 2002. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation. The financial statements should be read in conjunction with the Company's audited financial statements in its Form 10-K/A for the year ended December 31, 2002.


2. Adoption of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement changes the classification of certain financial instruments from equity to a liability. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;
(2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS 150 as of July 1, 2003 and does not expect that the statement will have a material impact on its consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after June 30, 2003. As the Company does not currently enter into derivative instruments or hedging activities, adoption of this statement will not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise's maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company has adopted the provisions of FIN 46, and the pronouncement did not have a material effect on the Company's consolidated financial statements.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), amending Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). The Company will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and related interpretations; however, the Company has adopted the disclosure provisions of SFAS 148 in the current year. (See Note 4).

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. The Company has adopted FIN 45 and, as the Company does not enter into significant guarantees on a routine basis, the pronouncement did not have a material impact on the consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for the Cost Associated with Exit or Disposal Activities." This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor
Carriers and amends SFAS 16, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002.

The  Company  adopted  SFAS  145  as  of  January  1,  2003.   Adoption  of  the
pronouncement did not have a material impact on the consolidated financial statements.


3. Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 8,065,000 and 5,557,000 shares at June 30, 2003 and 2002, respectively.


4. Stock Based Compensation

The Company uses the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148").

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data.)

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                  ------------------------          ------------------------
                                                                   2003             2002             2003             2002
                                                                  -------          -------          -------          -------
Net loss, as reported                                             $(5,046)         $  (931)         $(5,960)         $(1,110)
Deduct: Total stock - based employee compensation expense
determined under fair-value based method for all awards               (86)            (139)            (158)            (261)
                                                                  -------          -------          -------          -------
Pro forma net loss                                                $(5,132)         $(1,070)         $(6,118)         $(1,371)
                                                                  =======          =======          =======          =======
Loss per share, as reported (basic and diluted)                   $ (0.21)         $ (0.08)         $ (0.26)         $ (0.10)
Loss per share, pro forma (basic and diluted)                     $ (0.21)         $ (0.09)         $ (0.27)         $ (0.12)



5. Private Placement of Common Stock

In May 2003, the Company completed a $5,440,000 private equity financing to a group of institutional investors in which it issued 2,940,539 shares of its common stock and warrants to purchase an additional 735,136 shares of its common stock at an exercise price of $3.05 per share, expiring in 2008. CytRx agreed to register for resale under the Securities Act the shares of common stock, the warrants and the shares of common stock issuable upon exercise of the warrants sold in this financing. After consideration of offering expenses of $614,000, net proceeds to the Company were $4,826,000.


6. Equity in Losses From Minority-Owned Entity

The Company records its portion of the losses of Blizzard Genomics, a minority-owned entity, using the equity method. For the three month and six month periods ended June 30, 2003, the Company recorded $87,300 and $158,110, respectively, as its share in the losses of Blizzard Genomics. These amounts are reported as a separate line item in the accompanying condensed consolidated statement of operations. Summarized financial information for Blizzard Genomics as of June 30, 2003 and for the three month and six month periods ended June 30, 2003 that has been provided by Blizzard Genomics is as follows (amounts in thousands):

                                                                     Company's
                                                     Total             Share
                                                ----------------- --------------
Current assets                                  $        26       $        10
Other assets                                             11                 4
Current liabilities                                     831               332
Long-term convertible notes payable                     188                75
Net assets                                             (982)             (393)
Net loss - three month period                          (218)              (87)
Net loss - six month period                            (395)             (158)


7. Segment Reporting

                                                       Product          Recruiting
(in thousands)                                       Development         Services*          Total
-----------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2003
Revenues from external customers                      $     --          $     --         $     --
Intersegment sales                                          --                --               --
Collaborative, grant & other income                         16                --               16
Interest income                                             12                --               12
Interest expense                                            --                --               --
Depreciation and amortization                              183                --              183
Common stock and warrants issued for services            1,489                --            1,489
Equity in loss from minority-owned entity                  (87)               --              (87)
Segment profit (loss)                                   (5,046)               --           (5,046)
Total assets                                            12,644                --           12,644
Capital expenditures                                        --                --               --

Three Months Ended June 30, 2002
Revenues from external customers                            --                --
Intersegment sales                                          --                --               --
Collaborative, grant & other income                         46                --               46
Interest income                                             30                --               30
Interest expense                                            --                --               --
Depreciation and amortization                              229                --              229
Common stock and warrants issued for services               53                --               53
Segment profit (loss)                                     (931)               --             (931)
Total assets                                             6,776                --            6,776
Capital expenditures                                        --                --               --

Six Months Ended June 30, 2003
Revenues from external customers                            --                --               --
Intersegment sales                                          --                --               --
Collaborative, grant & other income                         26                --               26
Interest income                                             27                --               27
Interest expense                                            --                --               --
Depreciation and amortization                              366                --              366
Common stock and warrants issued for services            1,638                --            1,638
Equity in loss from minority-owned entity                 (158)               --             (158)
Segment profit (loss)                                   (5,960)               --           (5,960)
Total assets                                            12,644                --           12,644
Capital expenditures                                        --                --               --

Six Months Ended June 30, 2002
Revenues from external customers                            --                22               22
Intersegment sales                                          --                --               --
Collaborative, grant & other income                      1,132                --            1,132
Interest income                                             62                --               62
Interest expense                                            --                --               --
Depreciation and amortization                              375                --              375
Common stock and warrants issued for services              142                --              142
Segment profit (loss)                                   (1,115)                5           (1,110)
Total assets                                             6,776                --            6,776
Capital expenditures                                        --                --               --



* The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

Item 2. --  Management's  Discussion  and  Analysis of Financial  Condition  And
            --------------------------------------------------------------------
            Results of Operations
            ---------------------

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

Liquidity and Capital Resources

At June 30, 2003, we had cash, cash equivalents and short-term investments of $5,852,000 and net assets of $11,486,000, compared to $1,789,000 and $7,959,000, respectively, at December 31, 2002. Working capital totaled $5,742,000 at June 30, 2003, compared to $1,638,000 at December 31, 2002.

Subsequent to our merger with Global Genomics in July 2002, we modified our corporate business strategy by discontinuing any additional internal research and development efforts for any of our then existing products or technologies. We have, instead, more recently focused our efforts on obtaining strategic alliances, license partners or other collaborative arrangements with larger pharmaceutical companies for FLOCOR and additional strategic partners or licensees for TranzFect. Our spending for each of these technologies now will primarily relate to maintaining patents and other agreements as required under our existing license agreements and to support our additional licensing efforts. We may also pursue product or technology acquisition opportunities, such as the license agreements with the University of Massachusetts Medical School discussed below.

In April and May 2003, we entered into exclusive license agreements with the University of Massachusetts Medical School ("UMass") covering potential applications for UMass's proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of HIV, ALS, obesity and type II diabetes. RNA interference (RNAi) has been shown to effectively silence a targeted disease-causing gene within a living cell. The technology essentially uses ribonucleic acid (RNA) to selectively turn off the harmful genes of infectious viruses or malignant tumor cells. In consideration of the licenses, we made aggregate cash payments to UMass of approximately $204,000 and issued it and another medical institution involved in developing the gene silencing technology a total of 1,828,359 shares of our common stock which were valued for financial statement purposes at $1,829,000. As part of our strategic alliance with UMass, we also agreed to fund certain pre-clinical research at UMass relating to the use of its gene silencing technology for the development of therapeutic products within the fields of obesity and type II diabetes and cancer. Although we intend to internally fund the early stage development work for certain gene silencing product applications, we may seek as part of our corporate business strategy to secure strategic alliances or license agreements with larger pharmaceutical companies to fund subsequent development of these potential products.

We currently have three license agreements for our technologies - with Merck & Co, Inc. (TranzFect), Vical, Incorporated (TranzFect), and Ivy Animal Health, Inc. (CRL-8761). From the dates that we entered into these agreements through June 30, 2003, we have received $7,200,000 in upfront fees, milestone payments and annual maintenance fees pursuant to these agreements, and have the potential to receive in excess of $8,000,000 in additional milestone and maintenance fees, plus additional royalties on eventual sales of approved products of from 1% to 5% of net sales by the licensees. Merck continues to study the use of TranzFect with their HIV vaccine development program. We have the potential to receive future milestone payments from Merck of up to $3,000,000 for an HIV vaccine utilizing the TranzFect technology and, under certain circumstances, a royalty equal to 1% of Merck's net sales of an HIV vaccine product utilizing the TransFect technology. In July 2003, Merck notified us that they were returning to us the rights to the additional three infectious disease targets covered by our license agreement. We intend now to seek additional licensees for these additional disease indications.


We believe that we will have adequate working capital to allow us to operate at least through the end of 2004. Our strategic alliance with UMass may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution's proprietary technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances could range from approximately $1,600,000 to $1,800,000 annually over the next three years. Our license agreements with UMass also provide in certain cases for milestone payments based on the progress made by us in the clinical development of products utilizing the licensed technologies and the marketing of these products. These milestone payments could aggregate over time up to $13,610,000 if we successfully complete the development of six separate products. These potentially required sponsored research and milestone payment expenditures could substantially exceed our current financial resources, and we will need to raise additional capital or secure a licensee or strategic partner to fulfill our obligations to UMass and to complete the development of any products based on the technology that we have licensed from that medical institution.

We also may require additional working capital in order to fund any product acquisitions that we consummate. Any additional capital requirements may be provided by potential milestone payments pursuant to the Merck and Vical licenses or by potential payments from future strategic alliance partners or licensees of our technologies. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect, and Vical has not yet commenced any clinical trials of a product utilizing TranzFect so there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical. Our recent efforts to license or find a strategic partner for FLOCOR have thus far been unsuccessful, although we will continue to seek such a licensee or partner. We may also pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There is no assurance that such funding will be available to finance our operations on acceptable terms, if at all.

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

Results of Operations

We recorded net losses of $5,046,000 and $5,960,000 for the three month and six month periods ended June 30, 2003 as compared to $931,000 and $1,110,000 for the same periods in 2002.

From 1996 to 2002, we marketed the services of a small group of human resources professionals under the name of Spectrum Recruitment Research ("Spectrum") as a way of offsetting our cost of maintaining this function. In February 2002 the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former Spectrum employees. No service revenues for Spectrum were recorded during 2003. Service revenues related to Spectrum were $0 and $22,000 during the three month and six month periods ended June 30, 2002, respectively. Cost of service revenues were $0 and $11,000 during the three month and six month periods ended June 30, 2002, respectively.

No license fee income has been recorded during 2003. License fee income was $0 and $1,000,000 during the three month and six month periods ended June 30, 2002, respectively. License fees for 2002 consisted of a milestone fee received in the first quarter of 2002 from Merck related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

Interest income was $12,000 and $27,000 during the three month and six month periods ended June 30, 2003, as compared to $30,000 and $62,000 for the same periods of 2002. The variance generally corresponds to fluctuating cash and investment balances and declining interest rates.

No grant income has been recorded during 2003. Grant income was $15,000 and $46,000 during the three month and six month periods ended June 30, 2002. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized. Grant income recognized in 2002 primarily relates to SBIR (Small Business Innovative Research) grants we received from the National Institutes of Health in support of our research and development activities.

Other income was $16,000 and $26,000 during the three month and six month periods ended June 30, 2003 as compared to $31,000 and $86,000 for the same periods in 2002. Other income primarily consists of subrental revenues for our former headquarters facility located in Atlanta, Georgia. The decrease represents the effect of vacancy in the building during the first half of 2003. During the fourth quarter of 2002, we accrued the estimated loss on the facility represented by the difference between the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrual is being written off against the actual expenses as they occur.

Research and development expenses were $2,270,000 and $2,273,000 during the three month and six month periods ended June 30, 2003, as compared to $127,000 and $281,000 for the same periods in 2002. Subsequent to our merger with Global Genomics in July 2002, we modified our corporate business strategy so that we have not pursued additional internal research and development efforts for any of our then existing products or technologies, other than through partnering or out-licensing this research and development work to outside parties. In consideration of our license agreements with UMass (see discussion under "Liquidity and Capital Resources"), we made cash payments payments to UMass and another medical institution involved in developing the gene silencing technology of approximately $239,000. We also issued a total of 1,828,359 shares of our common stock to UMass which were valued for financial statement purposes at $1,829,000. The aggregate expense of $2,068,000 was recorded during the second quarter of 2003. Research and development expense during 2003 also includes a payment of $201,000 to UMass for sponsored research related to developing therapeutic products in one area that are based on the gene silencing technology that has been licensed to us by others. We expect research and development expense to increase in the future as a result of our commitment to fund research and development activities conducted at UMass related to the technologies covered by the UMass license agreements. The aggregate amount of these commitments under certain circumstances could range from approximately $1,600,000 to $1,800,000 annually over each of the next three years.

Depreciation and amortization expense was $183,000 and $366,000 during the three month and six month periods ended June 30, 2003, as compared to $229,000 and $375,000 for the same periods in 2002. The amounts for 2003 consists almost entirely of amortization of intangible assets related to our acquisition of Global Genomics in July 2002. During the fourth quarter of 2002, we recorded an impairment loss equal to the net book value of most of our equipment and related leasehold improvements associated with FLOCOR. As a result of the recognition of this impairment charge, our property balances have been reduced to a nominal amount as of December 31, 2002, and therefore, our depreciation expense related to these assets will be nominal for the foreseeable future.

From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares or warrants at the fair market value of the stock or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statement of operations, certain vesting criteria of stock purchase warrants issued to consultants were achieved, resulting in aggregate non-cash charges of $678,000 and $827,000 during the three and six month periods ended June 30, 2003, and $53,000 and $142,000 during the same periods in 2002. We also recognized non-cash charges of $811,000 during each of the three and six month periods ended June 30, 2003 and $92,000 and $108,000 during the same periods in 2002 for shares of our common stock issued to consultants. These charges are combined and reported as a separate line item on the accompanying condensed consolidated statement of operations.

Pursuant to his employment agreement, our former President and CEO was entitled to a payment of $435,000 upon the execution of the merger agreement between Global Genomics and us and an additional $435,000 upon the closing of the merger. In order to reduce the amount of cash that we had to pay to our former President & CEO, we agreed that approximately $325,200 of the first $435,000 payment would be satisfied by CytRx granting a stock award to him under the CytRx Corporation 2000 Long-Term Incentive Plan under which CytRx issued him 558,060 shares of our common stock. Those shares of stock were issued at a value equal to 85% of the volume weighted average price of our common stock for the 20 trading days ended on February 8, 2002. The cash payment and fair value of the shares issued were recognized as expense (total of $428,000) during the first quarter of 2002 and is reported as a separate line item on the accompanying condensed consolidated statement of operations.

Selling, general and administrative expenditures were $1,045,000 and $1,580,000 during the three month and six month periods ended June 30, 2003, as compared to $505,000 and $981,000 for the same periods in 2002. Contributing to the increase for 2003 were (a) greater use of consultants for technical, financial and business development advisory services (contributing approximately $151,000 and $263,000 to the increase for the three and six month periods, respectively), (b) higher legal and accounting costs (contributing approximately $168,000 and $227,000 to the increase for the three and six month periods, respectively), and
(c) higher patent costs (contributing approximately $52,000 to the increase for each of the three and six month periods, respectively).

Equity in Losses of Minority-Owned Entity. We record our portion of the losses of Blizzard Genomics on the equity method. For the three month and six month periods ended June 30, 2003, we recorded $87,000 and $158,000 as our share in the loss of Blizzard Genomics. This amount is reported as a separate line item in the accompanying condensed consolidated statement of operations.

Related Party Transactions

In July 2002, the Company entered into a services and facilities agreement with The Kriegsman Group ("TKG") and Kriegsman Capital Group ("KCG"), which was subsequently amended in January 2003 and July 2003, whereby TKG and KCG agreed to provide us with office space and certain administrative services and TKG agreed to reimburse us for its use of certain of our administrative personnel. TKG and KCG are owned by Steven A. Kriegsman, our President and CEO. During the three month and six month periods ended June 30, 2003, we paid approximately $40,000 and $65,000 to TKG under this agreement. The charges are determined based upon actual space used and estimated percentages of employee time used. We believe that such charges approximate the fair value of the space and services provided.


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

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the
--------------------------------------------------------------------------------
Foreseeable Future
------------------

We have incurred significant losses over the past five years, including net losses of approximately $5,960,000 for the six months ended June 30, 2003 (on an unaudited basis), and $6,176,000, $931,000 and $348,000 for 2002, 2001 and 2000,
respectively, and we had an accumulated deficit of approximately $77,918,000 (on an unaudited basis) as of June 30, 2003. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take an extended period of time for us to generate recurring revenues. We anticipate that it will take at least several years before the development of any of our licensed or other current potential products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent
--------------------------------------------------------------------------------
on Financing to Sustain Our Operations
--------------------------------------

Although we generated $3,751,000 in revenues from milestone payments and license fees from our licensees during 2001 and $1,051,000 from these sources in 2002, we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

    o one or more of our currently licensed products is commercialized by our licensees that generates royalty income for us

    o we are able to enter into license or other arrangements with third parties who are then able to complete the development and commercialize one or more of our other products that are currently under development

    o we are able to acquire products from third parties that are already being marketed or are approved for marketing

We are likely to incur negative cash from operations until such time, if ever, as we can generate significant recurring revenues. Should we be unable to generate these recurring revenues after the next 24 months, it is likely that we will become dependent on obtaining financing from third parties to continue to meet our obligations to the University of Massachusetts Medical School and maintain our operations. We have no commitments from third parties to provide us with any debt or equity financing. Accordingly, financing may be unavailable to us or only available on terms that substantially dilute our existing shareholders. A lack of needed financing could force us to reduce the scope of or terminate our operations or to seek a merger with or be acquired by another company. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our shareholders or at all.

Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which
-----------------------------------------------------------------------------
May Not be a Recurring Source of Revenue for Us
-----------------------------------------------

License fees paid to us with respect to our TranzFect technology have represented 78%, 85% and 60% of our total revenues for 2002, 2001 and 2000, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect (Merck and Vical) may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect, and Vical has not yet commenced any clinical trials of a product utilizing TranzFect. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.

We Have Changed Our Business Strategy, Which Will Require Us to Find and Rely
-----------------------------------------------------------------------------
Upon Third Parties for the Development of Our Products and to Provide Us With
-----------------------------------------------------------------------------
Products
--------

We have modified our prior business strategy of internally developing FLOCOR and our other potential products not yet licensed to third parties. We will now seek to enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies that will provide for those companies to be responsible for the development and marketing of our products, although we intend to internally fund the early stage development work for certain product applications based on the gene silencing and other technologies that we have licensed from the University of Massachusetts Medical School. There can be no assurance that our products will have sufficient potential commercial value to enable us to secure these arrangements with suitable companies on attractive terms or at all. If we enter into these arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable FDA requirements, the timing of receipt or amount of revenues from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products. If we are unable to enter into these arrangements for a particular product, we may be required to either sell the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.

Our Limited Financial Resources May Adversely Impact Our Ability to Execute
---------------------------------------------------------------------------
Certain Strategic Initiatives
-----------------------------

On June 30, 2003 we had approximately $5,852,000 in cash and cash equivalents and approximately $5,742,000 in working capital. Our recently modified product development strategy calls for seeking strategic alliances, licensing agreements or other collaborative arrangements with larger pharmaceutical companies to complete the development of FLOCOR and our other potential products, and we will not continue any further FLOCOR development work on our own in the meantime. Although we are not doing any further development work on TranzFect, our two licensees for this technology (Merck & Co. and Vical Incorporated) are continuing to do development work on product applications for this technology that could entitle us to future milestone payments should they continue with this work and it successfully meets the defined milestones, as well as future royalty payments should either of these licensees commercialize products based on our technology. However, there can be no assurance that our licensees will continue to develop or ever commercialize any products that are based on our TranzFect technology.

Our strategic alliance with the University of Massachusetts Medical School may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution's proprietary technology that has been licensed to us. We estimate that the aggregate amount of these sponsored research expenditures under certain circumstances could range from approximately $1,600,000 to $1,800,000 annually over the next three years. Our license agreements with the University of Massachusetts Medical School also provide in certain cases for milestone payments based on the progress made by us in the clinical development of products utilizing the technologies licensed from the University of Massachusetts Medical School and the marketing of these products. These milestone payments could aggregate over time up to $13,610,000 if we successfully complete the development of six separate products.

Our potentially required expenditures under our agreements with the University of Massachusetts Medical School could substantially exceed our current financial resources and require us to raise additional capital or secure a licensee or strategic partner to fulfill our obligations to the University of Massachusetts Medical School and to develop any products based on the technology that we have licensed from that medical institution. If we are unable to meet our various financial obligations under these license agreements, which included a requirement that we raise at least $10,000,000 of additional capital within 18 months after the signing of these agreements, we could lose all of our rights under these agreements.

Our Recent Acquisition of Global Genomics May Place Additional Financial and
----------------------------------------------------------------------------
Operational Burdens on Us
-------------------------

In July 2002, we acquired Global Genomics through a merger. Global Genomics is a development stage company that, to date, has not generated any operating revenue, does not expect to generate any revenues in the foreseeable future and has operated at a loss since its organization in May 2000. Global Genomics had a cumulative loss from inception through June 30, 2003 (on an unaudited basis) of approximately $3,422,000, a loss of approximately $395,000 for the six months ended June 30, 2003 (on an unaudited basis), and a loss of approximately $303,000 and $1,563,000 for 2002 and 2001, respectively. We have moved our headquarters in connection with the merger to Los Angeles, California while we continue to incur a substantial lease expense ($14,000 per month, less offsetting sublease income of currently $3,000 per month) for our prior headquarters in Norcross, Georgia. We may be unable to substantially mitigate the future rental expense for our prior headquarters by subleasing this space.

Although a majority of the members of our board of directors were directors prior to our merger with Global Genomics, all of our then current operating officers were terminated as a part of the merger. This change in personnel may place additional administrative burdens on our management in conducting our operations.

If Our Products Are Not Successfully Developed and Approved by the FDA, We May
------------------------------------------------------------------------------
Be Forced to Reduce or Terminate Our Operations
-----------------------------------------------

Each of our products is in the development stage and must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees currently anticipate due to numerous factors such as:

     o    difficulty in securing centers to conduct trials

     o difficulty in enrolling patients in conformity with required protocols or projected timelines

     o    unexpected adverse reactions by patients in trials

     o    difficulty in obtaining clinical supplies of the product

     o changes in the FDA s requirements for our testing during the course of that testing

     o inability to generate statistically significant data confirming the efficacy of the product being tested

The gene silencing and other technologies that we have acquired from the University of Massachusetts Medical School have not yet been clinically tested by us, nor are we aware of any clinical trials having been conducted by third parties involving similar gene silencing technologies. Our TranzFect technology is currently in Phase I clinical trials that are being conducted by our licensee, Merck & Co., as a component of a vaccine to prevent AIDS. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but the vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect.

We Were  Only  Able to  Establish  the  Effectiveness  of  FLOCOR in a Subset of
--------------------------------------------------------------------------------
Patients  in a Recent  Clinical  Trial and May Be Unable to  Establish  a Viable
--------------------------------------------------------------------------------
Medical  Indication for FLOCOR or Find a Partner to Fund the Necessary  Research
--------------------------------------------------------------------------------
for FLOCOR
----------

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

To generate sufficient data to seek FDA approval for FLOCOR will require additional clinical studies, which will entail substantial time and expense. We currently estimate the cost of these clinical trials to be in the range of $10,000,000 - $12,000,000, although the actual costs could vary substantially, depending on the nature and number of trials that the FDA ultimately would require. We do not intend to conduct or fund these tests ourselves but will seek a strategic alliance partner or licensee for this purpose. The failure of our prior Phase III trial to generate sufficient data could make it more difficult for us to secure a strategic alliance partner or licensee for this product. In June 2002, the National Heart, Lung and Blood Institute of the National Institutes of Health turned down a grant application by Johns Hopkins University School of Medicine to provide financial support for a potential new Phase III trial for FLOCOR. Since this grant application was submitted at the NIH's suggestion, we believed that there was a reasonable possibility of obtaining governmental funding for the cost of a new FLOCOR trial. However, based on the NIH's rejection of the Johns Hopkins application, we may encounter difficulty in obtaining future governmental financial support for FLOCOR development work should we or any strategic partner or licensee seek such support in the future.

If Blizzard Genomics Fails to Successfully Commercialize Its Products, the Value
--------------------------------------------------------------------------------
of Our Assets Will Be Adversely Impacted
----------------------------------------

Blizzard Genomics, Inc., which is Global Genomics principal portfolio company, has not yet commercialized any of its products. Although Blizzard Genomics plans to introduce its first product, the I-Scan Imager, a low cost DNA chip reader, in late 2003 or early 2004, it may experience delays in completing the development of or commercially launching this product. Blizzard Genomics' products will be used in research laboratories and will not require FDA approval prior to their being marketed. These products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future. Blizzard Genomics is the licensee of several U.S. patents, and is seeking additional patent protection for its products and technologies. There can be no assurance, however, that the company will be able to secure sufficient patent coverage for its products and technologies. The failure of Blizzard
Genomics to successfully commercialize its products would require us to write down or write off the substantial carrying value of Global Genomics' investment in that company as part of our assets, which would have a materially adverse effect on our stockholders' equity.

Blizzard Genomics May Be Unable to Raise Sufficient Funding to Commercialize Its
--------------------------------------------------------------------------------
Products, Which Would Adversely Impact the Value of Our Assets
--------------------------------------------------------------

Blizzard Genomics has no working capital and is currently seeking to raise up to $2,000,000 in capital to fund the commercial launch of the I-Scan Imager(TM) and for its working capital needs. Blizzard Genomics has encountered difficulty to date in obtaining this capital. Failure to raise at least a portion of this capital could delay Blizzard Genomics' commercialization of its products and might force it to suspend its operations. Should Blizzard Genomics raise at least $750,000 in capital, it believes that it would have sufficient funding to begin commercial marketing of the I-Scan Imager(TM) but would require additional capital to complete development of any other products and might need additional capital to support its operations. Any significant delay in the commercialization of Blizzard Genomics' products or the cessation of its operations would adversely affect the carrying value of Global Genomics' investment in that company as part of our assets, which would have a materially adverse effect on our stockholders' equity. Although we may consider making a further investment in Blizzard Genomics, we have not discussed the terms of any such investment with Blizzard Genomics and have no obligation to make any new investment in that company.

We Are Dependent Upon a Limited Operational  Management Team and Need to Recruit
--------------------------------------------------------------------------------
a Chief Financial Officer and Perhaps Other Personnel to Effectively Operate
----------------------------------------------------------------------------

Our current management team is small and we rely significantly on the efforts of external consultants. We are dependent on the availability and quality of the efforts of Steven A. Kriegsman, our Chief Executive Officer and interim Chief Financial Officer, in managing our company. We have recently recruited a permanent Chief Financial Officer and may need to recruit other personnel in order to effectively operate the company and carry out our business plan.

We Are Subject to Intense Competition That Could Materially Impact Our Operating
--------------------------------------------------------------------------------
Results
-------

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

As a result, these competitors may:

     o Succeed in developing competitive products earlier than we or our strategic partners or licensees

     o Obtain approvals for such products from the FDA or other regulatory agencies more rapidly than we or our strategic partners or licensees do

     o Obtain patents that block or otherwise inhibit the development and commercialization of our product candidates

     o Develop treatments or cures that are safer or more effective than those we propose for our products

     o    Devote greater resources to marketing or selling their products

     o Introduce or adapt more quickly to new technologies or scientific advances

     o Introduce products that make the continued development of our product candidates uneconomical

     o Withstand price competition more successfully than our strategic partners or licensees can

     o    More  effectively   negotiate   third-party   strategic  alliances  or
          licensing arrangements

     o    Take advantage of other opportunities more readily than we can

Although we do not expect FLOCOR to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR's ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR would have to compete against, such as tissue plasminogen activator (t-PA) and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, we would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Decitabine, which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Aquila Biopharmaceuticals, Inc. and adjuvants marketed by Corixa. Blizzard Genomics' products will compete with a number of currently marketed products, including those offered by Axon Instruments, Affymetrix, Applied Precision, Perkin Elmer and Agilent Technologies. A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Inc., Ribopharma A.G., Alnylam, Inc., Benitec, Nucleonics, Inc. and a number of the multinational pharmaceutical companies. Companies developing HIV vaccines that could compete with our product include Merck, VaxGen, AlphaVax and Immunitor Corporation.

The  Manufacturing  Requirements for FLOCOR May Make It More Difficult for Us to
--------------------------------------------------------------------------------
License FLOCOR or for Our Licensee to Develop FLOCOR
----------------------------------------------------

The manufacture of CRL-5861 requires the following:

     o    a supply of the raw drug substance

     o a supply of the purified drug which is refined from the raw drug substance

     o formulation and sterile filling of the purified drug substance into the finished drug product

A number of suppliers and manufacturers can provide the raw drug substance and the finished drug product. Prior to the change in our business strategy to now seek a strategic partner or licensee for FLOCOR (who we anticipate would be responsible for the manufacture of FLOCOR), we entered into an agreement with Organichem Corp. to provide us with commercial supplies of the purified drug substance. However, this agreement will expire before the end of 2003, which will be well before any potential strategic partner or licensee that we might secure will need commercial supplies of this substance. There can be no assurance that any strategic partner or licensee that we secure will either have the specific equipment expertise to purify the FLOCOR drug substance or will be able to enter into an agreement with Organichem or another supplier on acceptable terms. An inability to obtain purified drug substance in sufficient amounts and at acceptable prices could have a material adverse effect on our ability to secure a strategic partner or licensee or on the ability of that partner or licensee to commercialize FLOCOR.

We May Be Unable to  Protect  Our  Intellectual  Property  Rights,  Which  Could
--------------------------------------------------------------------------------
Adversely Affect the Value of Our Assets
----------------------------------------

Obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for our FLOCOR and TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. We have a non-exclusive license to a patent owned by the University of Massachusetts Medical School and another institution that covers the general field of gene silencing. The specific medical applications of the gene silencing technology and the other technologies that we have licensed from the University of Massachusetts Medical School are covered by a number of pending patent applications. However, other researchers have been active in the field of gene silencing, and these researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. Any litigation brought by us to protect our intellectual property rights or by third parties asserting intellectual property rights against us could be costly and have a material adverse effect on our operating results or financial condition and make it more difficult for us to enter into strategic alliances with third parties to develop our products or discourage our existing licensees from continuing their development work on our potential products. If our patent coverage is insufficient to prevent third parties from developing or commercializing similar or identical technologies, the value of our assets is likely to be materially and adversely affected.

We May Incur Substantial Costs from Future Clinical Testing or Product Liability
--------------------------------------------------------------------------------
Claims
------

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

It Will Be Difficult  For Us To Manage Our  Operations If We Are Regulated As An
--------------------------------------------------------------------------------
Investment Company In The Future
--------------------------------

The Investment Company Act of 1940 regulates certain companies that own investment securities with a value greater than 40% of the total assets of that company. In the Global Genomics merger, we acquired a 40% equity interest in Blizzard Genomics, which investment represented approximately 48% of our total assets as of June 30, 2003. Accordingly, because our investment in Blizzard Genomics represents such a large percentage of our total assets, we would be subject to the Investment Company Act if an exemption were not available. The SEC's regulations, however, exempt certain companies from the Investment Company Act if they, among other things, have a controlling interest in the subsidiary company. While we believe this exemption is currently available to us, if our ownership interest in Blizzard Genomics significantly decreases or we otherwise no longer remain the largest shareholder of Blizzard Genomics, the value of our investment in Blizzard Genomics could cause us to become subject to the provisions of the Investment Company Act. Should we become subject to the Investment Company Act, we would essentially have to operate as a mutual fund and would be subject to all of the substantive regulations imposed on such companies, including the restrictions on the securities we can issue, the rules specifying the composition and structure of our management, the additional reporting requirements, and other limitations on our ability to conduct our operations in the manner currently conducted. Our Board of Directors has determined that, should we become subject to these provisions, we will either
(i) seek an order from the SEC exempting us from these provisions, or (ii) attempt to restructure our business in a manner that would relieve us from these provisions. The regulatory requirements for investment companies are extremely restrictive and would materially and adversely affect our ability to manage and operate our business and could materially and adversely affect our financial condition. Although it is our intention to remain an operating company that is not subject to the Investment Company Act, no assurance can be given that we will not become subject to the provisions of that act.

Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management
--------------------------------------------------------------------------------
or May  Discourage  Others  From  Acquiring  Us  and  Thereby  Adversely  Affect
--------------------------------------------------------------------------------
Shareholder Value
-----------------

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

Our Outstanding  Options and Warrants and the  Registration of Our Shares Issued
--------------------------------------------------------------------------------
in the Global  Genomics  Merger May  Adversely  Affect the Trading  Price of Our
--------------------------------------------------------------------------------
Common Stock
------------

As of August 8, 2003, there were outstanding stock options and warrants to purchase 7,222,287 shares of our common stock at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

We May Experience  Volatility in Our Stock Price, Which May Adversely Affect the
--------------------------------------------------------------------------------
Trading Price of Our Common Stock
---------------------------------

The market price of our common stock has experienced significant volatility in the past and may continue to experience significant volatility from time to time. Our stock price has ranged from $0.21 to $3.74 over the past three years. Factors such as the following may affect such volatility:

     o    our quarterly operating results

     o announcements of regulatory developments or technological innovations by us or our competitors

     o    government regulation of drug pricing

     o    developments in patent or other technology ownership rights

     o    public concern regarding the safety of our products

Other factors which may affect our stock price are general changes in the economy, financial markets or the pharmaceutical or biotechnology industries.

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Our financial intruments that are sensitive to changes in interest rates are our investments and cash equivalents. As of June 30, 2003, we held no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.

Item 4. - Controls and Procedures
          -----------------------

Our  Chief  Executive  Officer  and  interim  Chief  Financial  Officer,   after
evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the quarterly period covered by this Form 10-Q, has concluded that the Company's disclosure controls and procedures are adequate and effective to reasonably ensure that material information relating to us can be gathered, analyzed and disclosed on a timely basis in the reports that we file under the Securities Exchange Act. There were no significant changes made during our most recently completed fiscal quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II-- OTHER INFORMATION

Item 2 -- Changes in Securities and Use of Proceeds
          -----------------------------------------

In April 2003, we issued 1,613,258 shares of our common stock and in May 2003, we issued 215,101 shares of our common stock to the University of Massachusetts Medical School as partial consideration for seven medical technology licenses that we acquired from that institution. The shares of common stock were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

In May 2003, we issued a total of 2,940,539 shares of our common stock and warrants to purchase a total of 735,136 shares of our common stock at $3.05 per share to nine institutional investors for total cash consideration of $5,440,000. The shares of common stock and warrants were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D. Cappello Capital Corp. and Cardinal Securities LLC acted as the placement agents for the foregoing private placement in May 2003. We issued warrants to Cardinal Securities LLC to purchase 78,750 shares of our common stock at $1.85 per share, and we issued to eight employees of Cappello Capital Corp. warrants to purchase a total of 294,054 shares of our common stock at $1.85 per share and a total of 73,515 shares of our common stock at $3.05 per share as partial consideration for the services of the two firms as placement agents for the May 2003 private placement. The warrants were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

In May 2003, we issued 25,000 shares of our common stock to Troy & Gould Professional Corporation for a cash purchase price of $25,000. The shares of common stock were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

In April 2003, we issued warrants to purchase 400,000 shares of our common stock at $0.20 per share to J.P. Turner & Company LLC in consideration of its agreement to provide us with certain investment banking services, and in June 2003, we issued that firm an additional 275,000 shares of our common stock and warrants to purchase 82,500 shares of our common stock at $2.00 per share in connection with an extension of that agreement. The shares of common stock and warrants were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

In May 2003, we issued 100,000 shares of our common stock and warrants to purchase 200,000 shares of our common stock at $1.00 per share to James Skalko as the consideration for services he was to provide us under a financial consulting agreement. In April 2003, we issued warrants to purchase 100,000 shares of our common stock at $0.75 per share, 100,000 shares of our common stock at $0.90 per share and 200,000 shares of our common stock at $1.05 per share to Rockwell Asset Management, LLC in consideration of that firm's agreement to provide us with certain investment banking services. The shares of common stock and warrants issued to James Skalko and the warrants issued to Rockwell Asset Management, LLC were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

In April 2003, we issued to three family trusts 39,064, 39,064 and 13,022 shares of our common stock, respectively, upon the exercise of warrants for cash consideration of $391, $391 and $130, respectively. In May 2003 and June 2003, we issued 150,000 and 100,000 shares of our common stock, respectively, to an investment banking firm upon its exercise of warrants for cash consideration of $225,000 and $150,000, respectively.

In July 2003, we issued 111,859 shares of our common stock to an individual upon his cashless exercise of a warrant to purchase 200,000 shares of our common stock and 70,339 shares of our common stock to a second individual upon his cashless exercise of a warranat to purchase 141,388 shares of our common stock. In July 2003, we also issued to two individuals 95,746 and 100,000 shares of our common stock, respectively, upon their exercise of warrants for cash consideration of $958 and $1,000, respectively. The shares of common stock issued to the foregoing individuals, trusts and investment banking firms were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

Item 6. -- Exhibits and Reports on Form 8-K
           --------------------------------

(a)  Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K

On April 23, 2003, we filed a Current Report on Form 8-K disclosing that we had entered into a series of license agreements with the University of Massachusetts Medical School ("UMMS") pursuant to which we acquired a license to UMMS's proprietary RNAi technology and applications for that technology within areas that include obesity, diabetes II, and cancer.

On May 29, 2003, we filed a Current Report on Form 8-K disclosing the completion of a private placement of our common stock and warrants to purchase shares of common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CYTRX CORPORATION
                                       (Registrant)


Date: August 14, 2003                  By: /s/ Steven A. Kriegsman
      ---------------                      --------------------------
                                           Steven A. Kriegsman
                                           Chief Executive Officer and
                                           Interim Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit Number                                  Description
--------------------------------------------------------------------------------
4.1 Form of Common Stock Purchase Warrant between Company and each of the investors in the May 29, 2003 private placement (incorporated herein by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on May 30, 2003)

10.1 Securities Purchase Agreement, dated as of May 29, 2003, between the Company and the Purchasers identified on the signatory page thereof (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on May 30, 2003)

10.2 Registration Rights Agreement, dated as of May 29, 2003, between the Company and the Purchasers identified on the signature page thereof (incorporated herein by reference to Exhibit 10.2 to the Company s current report on Form 8-K filed on May 30, 2003)

10.3 Non-Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and Company covering RNA sequence specific mediators of RNA interference (incorporated herein by reference to Exhibit
                   10.2 to the Form S-3 Amendment No. 4 File Number 333-100947 filed on August 5, 2003)+

10.4 Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and
                   Company covering in vivo production of small interfering RNA's (incorporated herein by reference to Exhibit 10.3 to the Form S-3 Amendment No. 4 File Number 333-100947 filed on August 5, 2003)+

10.5 Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and Company covering inhibition of gene expression in adipocytes using interference RNA (incorporated herein by reference to Exhibit 10.4 to the Form S-3 Amendment No. 4 File Number 333-100947 filed on August 5, 2003)+

10.6 Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and
                   Company covering RNAi targeting of viruses (incorporated herein by reference to Exhibit 10.5 to the Form S-3 Amendment No. 4 File Number 333-100947 filed on August 5, 2003)+

10.7 Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and Company covering primary and polyvalent HIV-1 envelope glycoprotein DNA vaccines (incorporated herein by reference to Exhibit 10.6 to the Form S-3 Amendment No. 4 File Number 333-100947 filed on August 5, 2003)+

10.8 Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and Company covering gene based therapeutics for solid tumor treatments (incorporated herein by reference to Exhibit 10.7 to the Form S-3 Amendment No. 4 File Number 333-100947 filed on August 5, 2003)+

10.9 Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and Company covering selective silencing of a dominant ALS gene by RNAi (incorporated herein by reference to Exhibit 10.8 to the Form S-3 Amendment No. 4 File Number 333-100947 filed on August 5, 2003)+

10.10 Investment Banking Agreement dated April 1, 2003 between Rockwell Asset Management Inc. and the Company

10.11              Investment Banking Agreement dated April 3, 2003 between J.P.
                   Turner & Company, LLC and the Company

10.12 First Amendment to Investment Banking Agreement dated June 4, 2003 between J.P. Turner & Company, LLC and the Company

10.13 Exclusive Financial Advisor Engagement Agreement dated May 16, 2003 between Cappello Capital Corp. and the Company

10.14 Modification letter dated June 6, 2003 to Financial Advisor Engagement Agreement between Cappello Capital Corp. and the Company

Exhibit Number                                  Description
--------------------------------------------------------------------------------
10.15              Engagement   Letter  dated  May  27,  2003  between  Cardinal
                   Securities,  LLC and the  Company

10.16 Second Amended and Restated Employment Agreement dated June 10, 2003 between Steven A. Kriegsman and the Company

10.17 Financial Consulting Agreement dated May 10, 2003 between James Skalko and the Company

31.1 Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.