Form 10-Q
period 2003-09-30
CYTRX CORP
filed 2003-11-12
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ________________

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
Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 10, 2003: 33,705,613.

CYTRX CORPORATION

Form 10-Q

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited)
and December 31, 2002	1

Condensed Consolidated Statements of Operations (unaudited) for the
Three Month and Nine Month Periods Ended September 30, 2003 and 2002	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the
Nine Month Periods Ended September 30, 2003 and 2002	3

Notes to Condensed Consolidated Financial Statements	4

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	21

Item 2 Changes in Securities and Use of Proceeds	21

Item 6 Exhibits and Reports on Form 8-K	22

SIGNATURES	23

INDEX TO EXHIBITS	24

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,093,115	$387,314
Short-term investments	--	1,401,358
Accounts receivable, less allowances	19,202	98,529
Current portion of note receivable	--	135,291
Prepaid insurance	192,402	119,332
Other current assets	1,824	4,166

Total current assets	13,306,543	2,145,990
Property and equipment, net	2,702	1,084
Other assets:
Investment in minority -owned entity - acquired developed technology	5,851,558	6,644,492
Note receivable, less current portion	--	229,958
Prepaid insurance, less current portion	173,785	208,160
Other assets	54,649	53,900

Total other assets	6,079,992	7,136,510

Total assets	$19,389,237	$9,283,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,912	$79,947
Accrued expenses and other current liabilities	387,200	428,490

Total current liabilities	491,112	508,437
Accrued loss on facility abandonment, less current portion	368,824	419,038
Deferred gain on sale of building, less current portion	100,818	121,762
Deferred revenue from license agreements	275,000	275,000
Minority interest in subsidiary	348,232	--

Total liabilities	1,583,986	1,324,237
Commitments
Stockholders' equity:
Preferred Stock, $.01 par value, 1,000 shares authorized,
including 1,000 shares of Series A Junior Participating Preferred
Stock; no shares issued and outstanding	--	--
Common stock, $.001 par value, 50,000,000 shares authorized;
34,021,500 and 22,143,927 shares issued at September 30, 2003 and
December 31, 2002	34,022	22,144
Additional paid-in capital	100,875,702	82,173,839
Treasury stock, at cost (633,816 shares held at September 30, 2003
and December 31, 2002)	(2,279,238)	(2,279,238)
Accumulated deficit	(80,825,235)	(71,957,398)

Total stockholders' equity	17,805,251	7,959,347

Total liabilities and stockholders' equity	$19,389,237	$9,283,584

See accompanying notes.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Service revenues	$--	$--	$--	$22,453
License fees	--	1,000	--	1,001,000
Interest income	19,977	21,167	47,292	82,837
Grant income	--	--	--	46,144
Other	13,213	17,168	39,700	103,129

	33,190	39,335	86,992	1,255,563
Expenses:
Cost of service revenues	--	--	--	11,287
Research and development
(includes $1,072,050 and $2,901,485 of
non-cash transactions for the three month
and nine month periods ended
September 30, 2003, respectively)	1,459,348	67,318	3,731,967	743,126
Depreciation and amortization	182,908	359,459	548,537	734,361
Severance payments to officers	--	1,394,447	--	1,394,447
Common stock and warrants issued for
services	184,114	87,500	1,821,643	337,300
Selling, general and administrative	1,029,501	481,388	2,609,828	1,495,881

	2,855,871	2,390,112	8,711,975	4,716,402

Loss before other expenses	(2,822,681)	(2,350,777)	(8,624,983)	(3,460,839)
Minority interest in losses of subsidiary	1,818	--	1,818	--
Equity in losses from minority-owned entity	(86,562)	(128,348)	(244,672)	(128,348)

Net loss	$(2,907,425)	$(2,479,125)	$(8,867,837)	$(3,589,187)

Basic and diluted loss per common share	$(0.10)	$(0.13)	$(0.35)	$(0.25)

Basic and diluted
weighted average shares outstanding	29,355,537	19,611,449	25,180,225	14,148,668

See accompanying notes.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(8,867,837)	$(3,589,187)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	548,537	734,361
Equity in losses from minority-owned entity	244,672	128,348
Stock and stock purchase warrants issued for services	1,821,643	337,300
License fees paid with common stock	1,829,435	--
Net change in operating assets and liabilities	1,390,223	(791,554)

Total adjustments	5,834,510	408,455

Net cash used in operating activities	(3,033,327)	(3,180,732)

Cash flows from investing activities:
Maturity of held-to-maturity securities	1,401,358	--
Capital retirements, net	--	31,347
Purchase of property and equipment	(1,893)	--

Net cash provided by financing activities	1,399,465	31,347

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	1,822,039	--
Net cash paid for acquisition of minority-owned entity	--	(626,140)
Net proceeds from issuances of common stock	12,517,624	628,496

Net cash provided by financing activities	14,339,663	2,356

Net increase (decrease) in cash and cash equivalents	12,705,801	(3,147,029)
Cash and cash equivalents at beginning of period	387,314	5,272,914

Cash and cash equivalents at end of period	$13,093,115	$2,125,885

See accompanying notes.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

1. Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or “the Company”) is a Delaware corporation that was incorporated in 1985 and is engaged in the development and commercialization of pharmaceutical products. Subsequent to its acquisition of Global Genomics Capital in July 2002, CytRx modified its corporate business strategy by discontinuing any further research and development efforts for any of its then existing technologies and by seeking strategic partners to complete the development of these technologies. As part of its new strategy, CytRx has also focused its efforts on acquiring new technologies and products, including products that are already being marketed or have been approved for marketing.

In April 2003, CytRx acquired its first new technologies by entering into exclusive license arrangements with the University of Massachusetts Medical School (“UMass”) covering potential applications for the medical institution’s proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of obesity, type II diabetes and Lou Gehrig’s disease (ALS), and covering UMass’s proprietary technology with potential gene therapy applications within the area of cancer. There is growing scientific interest in various techniques to halt the activity or silence targeted genes that cause cells to produce undesirable proteins as a means for developing therapeutic products. In consideration of the licenses, CytRx made cash payments to UMass totalling approximately $186,000 and issued it a total of 1,613,258 shares of CytRx common stock which were valued for financial statement purposes at approximately $1,468,000. In May 2003, CytRx broadened its strategic alliance with UMass by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology. In consideration of this license, CytRx made cash payments to UMass totalling approximately $18,000 and issued it 215,101 shares of CytRx common stock which were valued for financial statement purposes at approximately $361,000.

Under the various license agreements with UMass, CytRx will be required to make annual license maintenance payments as well as milestone payments to UMass based on the development of products utilizing the licensed technology and will be required to pay royalties based on future sales of those products. CytRx also agreed to fund certain pre-clinical research at UMass related to the use of CytRx’s licensed technologies for the development of therapeutic products within the fields of obesity, type II diabetes and certain other areas. As the gene silencing technology from UMass has not achieved technological feasibility at the time of its license by CytRx and had no alternative future uses and, therefore, no separate economic value, the aggregate total of $2,033,000 in cash payments and stock issued for acquisition of the technology was expensed as research and development.

On September 17, 2003, CytRx purchased for $7 million all of the preferred stock representing a 95% ownership interest in a newly formed entity, Araios, Inc., that will develop orally active small molecule based drugs to prevent, treat and cure obesity and type II diabetes. This funding was provided out of the proceeds of CytRx’s private placement financing that was completed in September 2003. Since September 17, 2003, CytRx has consolidated the operations of Araios and recorded a minority interest liability representing the 5% interest in Araios held by others. Prior to September 17, 2003, Araios had no operations. Additionally, the Company has recorded the fair value of 300,000 shares of its common stock as additional paid-in capital for the Company’s right to call and the minority interest holder’s right to put the remaining 5% interest to CytRx in exchange for a guaranteed amount of 300,000 shares of CytRx common stock. The fair value of these shares on the purchase date was approximately $723,000.

On October 23, 2003, CytRx licensed its co-polymer technologies, including FLOCOR, Opti-Vax and related anti-infective products, on an exclusive basis to SynthRx, Inc., a Houston, Texas-based biopharmaceutical company that has been formed by Dr. Robert Hunter. CytRx will receive a 19.9% ownership interest in SynthRx and an upfront payment (the amount of which will be contingent on certain factors) from SynthRx in return for rights to the technologies. CytRx will also receive significant milestone payments and royalties upon commercialization of any products developed under this alliance.

CytRx’s other product is TranzFect, a delivery technology for DNA and conventional-based vaccines. TranzFect is currently being developed by two licensees for this product, Merck & Co., Inc. and Vical Incorporated. The Company is also seeking to license its TranzFect technology for development as a potential DNA-based prostate cancer adjuvant and may also seek to license this technology as a potential conventional adjuvant for hepatitis B and C, flu, malaria and other viral diseases. (Adjuvants are agents added to a vaccine to increase its effectiveness.) CytRx also has a portfolio of potential products and technologies in the areas of spinal cord injury, vaccine delivery and gene therapy.

On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., which became a wholly-owned subsidiary of the Company and was renamed GGC Pharmaceuticals, Inc. (“Global Genomics”). Global Genomics is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, Inc. (“Blizzard Genomics”) in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc., a central nervous system genomics company in San Diego, California. Blizzard Genomics is developing instrumentation, software, and consumable supplies (including patent-pending “T-Chip” and “Contact” technologies) for the genomics industry. Global Genomics expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses. These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology. Psynomics, Inc. is an early stage genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases and has rights to access a significant database of patient data and corresponding tissue samples. The Company accounts for its investment in Blizzard Genomics using the equity method. The Company’s investment in Psynomics is accounted for using the cost method.

The accompanying condensed consolidated financial statements at September 30, 2003 and for the three month and nine month periods ended September 30, 2003 and 2002 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The accounts of Global Genomics are included since July 19, 2002.  Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.  The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K/A for the year ended December 31, 2002.

2. Adoption of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement changes the classification of certain financial instruments from equity to a liability. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS 150 as of July 1, 2003 and did not have a material impact on its consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after June 30, 2003. As the Company does not currently enter into derivative instruments or hedging activities, adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation in the first reporting period ending after December 15, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The Company is currently in the process of evaluating its investments in other entities and will adopt the provisions of FIN 46 during the fourth quarter of 2003, and the pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS 148 include (1) the prospective method, which is the method currently provided for in SFAS 123, (2) the retroactive method, which would allow companies to restate all periods presented and (3) the modified prospective method, which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The Company will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and related interpretations; however, the Company has adopted the disclosure provisions of SFAS 148 in the current year. (See Note 4).

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective as of December 31, 2002. The Company has adopted FIN 45 and, as the Company does not enter into significant guarantees on a routine basis, the pronouncement did not have a material impact on the consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002, if any.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”).  SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002.  All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002.  The Company adopted SFAS 145 as of January 1, 2003. Adoption of the pronouncement did not have a material impact on the Company’s consolidated financial statements.

3. Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding.  Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 8,009,000 and 6,732,000 shares at September 30, 2003 and 2002, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,907)	$(2,479)	$(8,868)	$(3,589)
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards	(97)	(840)	(775)	(1,116)

Pro forma net loss	$(3,004)	$(3,319)	$(9,643)	$(4,705)

Loss per share, as reported (basic and diluted)	$(0.10)	$(0.13)	$(0.35)	$(0.25)
Loss per share, pro forma (basic and diluted)	$(0.10)	$(0.17)	$(0.38)	$(0.33)

5. Private Placement of Common Stock

In September 2003, the Company completed a $8,695,000 private equity financing with a group of institutional and other investors in which it issued 4,140,486 shares of its common stock and warrants to purchase an additional 1,035,125 shares of its common stock at an exercise price of $3.05 per share, expiring in 2008. CytRx agreed to register for resale under the Securities Act the shares of common stock and the shares of common stock issuable upon exercise of the warrants sold in this financing. After consideration of offering expenses of $1,028,000, net proceeds to the Company were $7,667,000.

In May 2003, the Company completed a $5,440,000 private equity financing with a group of institutional investors in which it issued 2,940,539 shares of its common stock and warrants to purchase an additional 735,136 shares of its common stock at an exercise price of $3.05 per share, expiring in 2008. CytRx agreed to register for resale under the Securities Act the shares of common stock, the warrants and the shares of common stock issuable upon exercise of the warrants sold in this financing. After consideration of offering expenses of $614,000, net proceeds to the Company were $4,826,000.

6. Equity in Losses From Minority-Owned Entity

The Company records its portion of the losses of Blizzard Genomics, a minority-owned entity, using the equity method. For the three month periods ended September 30, 2003 and 2002, the Company recorded $86,562 and $128,348, respectively, as its share in the losses of Blizzard Genomics. For the nine month periods ended September 30, 2003 and 2002, the Company recorded $244,672 and $128,348, respectively, as its share in the losses of Blizzard Genomics. These amounts are reported as a separate line item in the accompanying condensed consolidated statements of operations. Summarized financial information for Blizzard Genomics as of September 30, 2003 and for the three month and nine month periods ended September 30, 2003 and 2002 that has been provided by Blizzard Genomics is as follows (amounts in thousands):

	Total	Company's Share
Current assets	$5	$2
Other assets	10	4
Current liabilities	977	391
Long-term convertible notes payable	193	77
Net assets	(1,155)	(462)
Net loss - three month period ended September 30, 2003	(216)	(87)
Net loss - nine month period ended September 30, 2003	(612)	(245)
Net loss - three month period ended September 30, 2002	(321)	(128)
Net loss - nine month period ended September 30, 2002	(321)	(128)

7. Segment Reporting

(in thousands)	Product Development	Recruiting Services*	Total
Three Months Ended September 30, 2003
Revenues from external customers	$--	$--	$--
Intersegment sales	--	--	--
Collaborative, grant & other income	13	--	13
Interest income	20	--	20
Interest expense	--	--	--
Depreciation and amortization	183	--	183
Common stock and warrants issued for services	184	--	184
Equity in loss from minority-owned entity	(87)	--	(87)
Segment profit (loss)	(2,907)	--	(2,907)
Total assets	19,389	--	19,389
Capital expenditures	2	--	2

(in thousands)	Product Development	Recruiting Services*	Total
Three Months Ended September 30, 2002
Revenues from external customers	1	--	1
Intersegment sales	--	--	--
Collaborative, grant & other income	17	--	17
Interest income	21	--	21
Interest expense	--	--	--
Depreciation and amortization	359	--	359
Common stock and warrants issued for services	88	--	88
Equity in loss from minority-owned entity	(128)	--	(128)
Segment profit (loss)	(2,479)	--	(2,479)
Total assets	11,146	--	11,146
Capital expenditures	--	--	--

Nine Months Ended September 30, 2003
Revenues from external customers	--	--	--
Intersegment sales	--	--	--
Collaborative, grant & other income	40	--	40
Interest income	47	--	47
Interest expense	--	--	--
Depreciation and amortization	549	--	549
Common stock and warrants issued for services	1,822	--	1,822
Equity in loss from minority-owned entity	(245)	--	(245)
Segment profit (loss)	(8,868)	--	(8,868)
Total assets	19,389	--	19,389
Capital expenditures	2	--	2

Nine Months Ended September 30, 2002
Revenues from external customers	--	22	22
Intersegment sales	--	--	--
Collaborative, grant & other income	1,151	--	1,151
Interest income	83	--	83
Interest expense	--	--	--
Depreciation and amortization	734	--	734
Common stock and warrants issued for services	337	--	337
Equity in loss from minority-owned entity	(128)	--	(128)
Segment profit (loss)	(3,594)	5	(3,589)
Total assets	11,146	--	11,146
Capital expenditures	--	--	--

* The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

Forward Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward looking statements that are based upon our current expectations, beliefs, estimates, forecasts and projections about us, our business and our future performance. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” or variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, including without limitation those risks identified under “Risk Factors” set forth below. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any obligation and do not intend to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise..

Liquidity and Capital Resources

At September 30, 2003, we had cash, cash equivalents and short-term investments of $13,093,000 and net assets of $17,805,000 compared to $1,789,000 and $7,959,000, respectively, at December 31, 2002. Working capital totaled $12,815,000 at September 30, 2003, compared to $1,638,000 at December 31, 2002. We have committed approximately $7,667,000 of our cash and cash equivalents to the current and future operations of our obesity and type II diabetes subsidiary. Accordingly, these funds committed to that subsidiary are not available for other corporate purposes.

Subsequent to our merger with Global Genomics Capital, Inc. (“Global Genomics”) in July 2002, we modified our corporate business strategy by discontinuing any additional internal research and development efforts for any of our then existing products or technologies. In October 2003, we licensed our co-polymer technologies, including FLOCOR, Opti-Vax and related anti-infective products, on an exclusive basis to SynthRx, Inc., a Houston, Texas-based biopharmaceutical company. Our spending for each of these technologies, which were the principal technologies that we held prior to our merger with Global Genomics that we had not already licensed to a third party, now will primarily relate to supporting the licensee. We may also pursue product or technology acquisition opportunities, such as the license agreements with the University of Massachusetts Medical School discussed below.

In April 2003 and May 2003, we entered into exclusive license agreements with the University of Massachusetts Medical School (“UMass”) covering potential applications for UMass’s proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of ALS (also know as Lou Gehrig’s disease), obesity and type II diabetes, covering a gene-based cancer therapy technology and covering a proprietary DNA-based vaccine technology. RNA interference (RNAi), referred to as gene silencing, has been shown to effectively silence a targeted disease-causing gene within a living cell. The technology essentially uses ribonucleic acid (RNA) to selectively turn off the harmful genes of infectious viruses or malignant tumor cells. In consideration of the licenses, we made aggregate cash payments to UMass of approximately $204,000 and issued it a total of 1,828,359 shares of our common stock, which were valued for financial statement purposes at $1,829,000. In September 2003, we agreed to make a further payment of $10,000 to UMass in connection with our receiving an exclusive license from UMass to additional technology under one of these licenses. As part of our strategic alliance with UMass, we also agreed to fund certain pre-clinical research at UMass relating to the use of its gene silencing technology for the development of therapeutic products within the fields of obesity and type II diabetes, ALS and human cytomegalovirus retinitis. Although we intend to internally fund the early stage development work for certain gene silencing product applications, we may seek as part of our corporate business strategy to secure strategic alliances or license agreements with larger pharmaceutical companies to fund subsequent development of these potential products.

In addition to our license with SynthRx, we currently have three license agreements for our technologies – with Merck & Co, Inc. (TranzFect), Vical, Incorporated (TranzFect), and Ivy Animal Health, Inc. (CRL-8761). From the dates that we entered into these three agreements through September 30, 2003, we have received approximately $7,028,000 in upfront fees, milestone payments and annual maintenance fees pursuant to these agreements, and have the potential to receive in excess of $6,700,000 in additional milestone fees, plus additional maintenance fees and royalties on eventual sales of approved products of from 1% to 5% of net sales by the licensees. Merck continues to study the use of TranzFect with their HIV vaccine development program. We have the potential to receive future milestone payments from Merck of up to $3,000,000 for an HIV vaccine utilizing the TranzFect technology and, under certain circumstances, a royalty equal to 1% of Merck’s net sales of an HIV vaccine product utilizing the TransFect technology. In July 2003, Merck notified us that they were returning to us the rights to the additional three infectious disease targets covered by our license agreement. We intend now to seek additional licensees for these additional disease indications.

We believe that we will have adequate working capital to allow us to operate at our currently planned levels at least through early 2005. Our strategic alliance with UMass may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances could range from approximately $1,400,000 to $1,600,000 annually over the next three years. Our license agreements with UMass also provide in certain cases for milestone payments based on the progress made by us in the clinical development of products utilizing the licensed technologies and the marketing of these products. These milestone payments could aggregate over time up to $12,255,000 if we successfully complete the development of six separate products. We also have committed to fund sponsored research at Massachusetts General Hospital (“Mass General”) totaling approximately $279,000 during the first year and approximately $278,000 during the second year of this program These potentially required sponsored research and milestone payment expenditures could substantially exceed our current financial resources and require us to raise additional capital or secure a licensee or strategic partner to fulfill our obligations to UMass and Mass General and to complete the development of any products based on the technologies that we have licensed from UMass.

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

Results of Operations

We recorded net losses of $2,907,000 and $8,868,000 for the three month and nine month periods ended September 30, 2003 as compared to $2,479,000 and $3,589,000 for the same periods in 2002.

From 1996 to 2002, we marketed the services of a small group of human resources professionals under the name of Spectrum Recruitment Research (“Spectrum”) as a way of offsetting our cost of maintaining this function. In February 2002 the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former Spectrum employees. No service revenues for Spectrum were recorded during 2003. Service revenues related to Spectrum were $0 and $22,000 during the three month and nine month periods ended September 30, 2002, respectively. Cost of service revenues were $0 and $11,000 during the three month and nine month periods ended September 30, 2002, respectively.

No license fee income has been recorded during 2003. License fee income was $0 and $1,001,000 during the three month and nine month periods ended September 30, 2002, respectively. License fees for 2002 consisted primarily of a milestone fee received in the first quarter of 2002 from Merck related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

Interest income was $20,000 and $47,000 during the three month and nine month periods ended September 30, 2003, as compared to $21,000 and $83,000 for the same periods of 2002. The variance generally corresponds to fluctuating cash and investment balances and declining interest rates.

No grant income has been recorded during 2003. Grant income was $0 and $46,000 during the three month and nine month periods ended September 30, 2002. Costs related to grant income are included in research and development expense and generally approximate the amount of revenue recognized. Grant income recognized in 2002 primarily relates to SBIR (Small Business Innovative Research) grants we received from the National Institutes of Health in support of our research and development activities.

Other income was $13,000 and $40,000 during the three month and nine month periods ended September 30, 2003 as compared to $17,000 and $103,000 for the same periods in 2002. Other income primarily consists of subrental revenues for our former headquarters facility located in Atlanta, Georgia. The decrease represents the effect of vacancy in the building during the first half of 2003. During the fourth quarter of 2002, we accrued the estimated loss on the facility represented by the difference between the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrual is being written off against the actual expenses as they occur.

Research and development expenses were $1,459,000 and $3,732,000 during the three month and nine month periods ended September 30, 2003, as compared to $67,000 and $743,000 for the same periods in 2002. Subsequent to our merger with Global Genomics in July 2002, we modified our corporate business strategy so that we have not pursued additional internal research and development efforts for any of our then existing products or technologies, other than through partnering or out-licensing this research and development work to outside parties. In consideration of our license agreements with UMass (see discussion under “Liquidity and Capital Resources”), we made cash payments to UMass and another medical institution involved in developing the gene silencing technology of approximately $239,000. We also issued a total of 1,828,359 shares of our common stock to UMass which were valued for financial statement purposes at $1,829,000. The aggregate expense of $2,068,000 was recorded during the second quarter of 2003. Research and development expense during 2003 also includes a payment of $201,000 to UMass for sponsored research related to developing therapeutic products in one area that are based on the gene silencing technology that has been licensed to us by UMass. In connection with the establishment of our obesity and type II diabetes subsidiary during 2003, we recorded additional research and development expenses for the 5% minority interest of $350,000 held by Dr. Michael P. Czech and research and development expense for our future commitment to purchase that minority interest for 300,000 shares of our common stock in the amount of $723,000. We expect our research and development expense to continue in the future at levels at least equal to those for 2003, primarily as a result of our commitment to fund research and development activities conducted at UMass and Mass General and the activities of our obesity and type II diabetes subsidiary.

Depreciation and amortization expense was $183,000 and $549,000 during the three month and nine month periods ended September 30, 2003, as compared to $359,000 and $734,000 for the same periods in 2002. The amounts for 2003 consist almost entirely of amortization of intangible assets related to our acquisition of Global Genomics in July 2002. During the fourth quarter of 2002, we recorded an impairment loss equal to the net book value of most of our equipment and related leasehold improvements associated with FLOCOR. As a result of the recognition of this impairment charge, our property balances have been reduced to a nominal amount as of December 31, 2002, and therefore, our depreciation expense related to these assets will be nominal for the foreseeable future.

From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares or warrants at the fair market value of the stock or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock purchase warrants issued to consultants were achieved, resulting in aggregate non-cash charges of $165,000 and $991,000 during the three and nine month periods ended September 30, 2003, and $88,000 and $229,000 during the same periods in 2002. We also recognized non-cash charges of $19,000 and $831,000 during the three and nine month periods ended September 30, 2003 and $0 and $108,000 during the same periods in 2002 for shares of our common stock issued to consultants. These charges are combined and reported as a separate line item on the accompanying condensed consolidated statements of operations.

In connection with our merger with Global Genomics, we terminated the services of all of our then current officers on July 16, 2002, resulting in total expenses recognized for severance, stay bonuses, accrued vacation and other contractual payments of approximately $1,394,000.

Selling, general and administrative expenditures were $1,030,000 and $2,610,000 during the three month and nine month periods ended September 30, 2003, as compared to $481,000 and $1,496,000 for the same periods in 2002. Our new corporate business strategy contributed to the increase for 2003 resulting in (a) a greater use of consultants for technical, financial and business development advisory services and (b) a higher legal and accounting costs.

For the three month and nine month periods ended September 30, 2003, we recorded $2,000 as the minority interest share in the losses of our obesity and type II diabetes subsidiary. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.

We record our portion of the losses of Blizzard Genomics on the equity method. For the three month and nine month periods ended September 30, 2003, we recorded $87,000 and $245,000 as our share in the loss of Blizzard Genomics. For the three month and nine month periods ended September 30, 2002, we recorded $128,000 as our share in the loss of Blizzard Genomics. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.

Related Party Transactions

In July 2002, the Company entered into a services and facilities agreement with The Kriegsman Group (“TKG”) and Kriegsman Capital Group (“KCG”), which was subsequently amended in January 2003 and July 2003, whereby TKG and KCG agreed to provide us with office space and certain administrative services and TKG agreed to reimburse us for its use of certain of our administrative personnel. TKG and KCG are owned by Steven A. Kriegsman, our President and CEO. During the three month and nine month periods ended September 30, 2003, we paid approximately $11,000 and $76,000 to TKG under this agreement. The charges are determined based upon actual space used and estimated percentages of employee time used. We believe that such charges approximate the fair value of the space and services provided. In October 2003, the services and facilities agreement with TKG and KCG was terminated as substantially all of the on-going operations of TKG and KCG have ceased.

Risk Factors

You should carefully consider the following risks before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business or prospects could be materially adversely affected and the trading price of our common stock could decline, and investors in our securities could lose all or part of their investment. You should also refer to the other information in this Quarterly Report, including our financial statements and the related notes.

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

We have incurred significant losses over the past five years, including net losses of approximately $8,868,000 for the nine months ended September 30, 2003 (on an unaudited basis), and $6,176,000, $931,000 and $348,000 for 2002, 2001 and 2000, respectively, and we had an accumulated deficit of approximately $80,825,000 (on an unaudited basis) as of September 30, 2003. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we anticipate that it will take at least several years before the development of any of our licensed or other current potential products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations

Although we generated $3,751,000 in revenues from milestone payments and license fees from our licensees during 2001 and $1,051,000 from these sources during 2002, we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

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

We are likely to incur negative cash from operations until such time, if ever, as we can generate significant recurring revenues. Although we believe that we have adequate financial resources to support our currently planned level of operations at least through early 2005, should we thereafter be unable to generate recurring revenues, it is likely that we will become dependent on obtaining financing from third parties to continue to meet our obligations to the University of Massachusetts Medical School and maintain our operations, including our planned levels of operations for our new obesity and type II diabetes subsidiary. We have no commitments from third parties to provide us with any debt or equity financing. Accordingly, financing may be unavailable to us or only available on terms that substantially dilute our existing shareholders. A lack of needed financing could force us to reduce the scope of or terminate our operations or to seek a merger with or be acquired by another company. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our shareholders or at all.

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

We Have Changed Our Business Strategy, Which Will Require Us in Certain Cases to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products

We have modified our prior business strategy of internally developing FLOCOR and our other potential products not yet licensed to third parties that we held prior to our merger with Global Genomics. We will now seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that will provide for those companies to be responsible for the development and marketing of those products. In October 2003, we licensed FLOCOR and our other co-polymer technologies, which were our principal technologies that we held prior to our merger with Global Genomics that we had not already licensed to a third party, to SynthRx, Inc. and entered into a strategic alliance with that company. Although we intend to internally fund or carry out through our new obesity and type II diabetes subsidiary the early stage development work for certain product applications based on the gene silencing and other technologies that we have licensed from the University of Massachusetts Medical School. We may seek to fund all of the later stage development work for our potential ALS product that is based on our gene silencing technology.  The completion of the development and the manufacture and marketing of these products will require substantial expenditures and other resources that we currently do not possess and are likely to require in many cases that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies for this purpose.

There can be no assurance that our products will have sufficient potential commercial value to enable us to secure strategic alliances, license agreements or other collaborative arrangements with suitable companies on attractive terms or at all. If we enter into these arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable FDA requirements, the timing of receipt or amount of revenues from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products. If we are unable to enter into these arrangements for a particular product, we may be required to either sell the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.

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

Our New Obesity and Type II Diabetes Subsidiary May Not Be Able to Develop Products

In order to develop new obesity and type II diabetes products, our new subsidiary will first need to identify appropriate drug targets and pathways. We will be using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify highly promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and efficacious against these targets. This development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources. We currently plan to seek a strategic alliance with a major pharmaceutical company at a relatively early stage in our development work to complete the development, clinical testing and manufacturing and marketing of our obesity and type II diabetes products, but we may not be able to secure such a strategic partner on attractive terms or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on the prior experience and current efforts of Dr. Michael P. Czech, the Chairman of the Scientific Advisory Board of our subsidiary, in establishing the scientific goals and strategies of our subsidiary, and Dr. Mark A. Tepper, the President of our subsidiary, in managing the operations of this subsidiary.

We Will Be Reliant Upon SynthRx to Develop and Commercialize FLOCOR

In October 2003, we licensed FLOCOR and our other co-polymer technologies to SynthRx and acquired a 19.9% equity interest in that newly formed biopharmaceutical company. SynthRx has only limited financial resources and will have to either raise significant additional capital or secure a licensee or strategic partner to complete the development and commercialization of FLOCOR and these other technologies. SynthRx does not have any commitments from third parties to provide the capital that it will require and there can be no assurance that it will be able to obtain this capital or a licensee or strategic partner on satisfactory terms or at all.

Our prior Phase III clinical trial of FLOCOR for the treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis did not achieve its primary objective. However, in this study, for patients 15 year of age or younger, the number of patients achieving a resolution of crisis was higher for FLOCOR-treated patients at all time periods than for placebo-treated patients, which may indicate that future clinical trials should focus on juvenile patients. To generate sufficient data to seek FDA approval for FLOCOR will require additional clinical studies, which will entail substantial time and expense for SynthRx. The manufacture of FLOCOR involves obtaining new raw drug substance and a supply of the purified drug from the raw drug substance, which requires specialized equipment. Should SynthRx encounter difficulty in obtaining the purified drug substance in sufficient amounts and at acceptable prices, SynthRx may be unable to complete the development or commercialization of FLOCOR on a timely basis or at all.

Our Current Financial Resources May Limit Our Ability to Execute Certain Strategic Initiatives

On September 30, 2003 we had approximately $13,093,000 in cash and cash equivalents and approximately $12,815,000 in working capital. Our cash and working capital position have significantly improved, primarily as the result of our completing a $8,695,000 private equity financing in September 2003, although we have used approximately $7,000,000 of the net proceeds of the financing for the initial capital of our new obesity and type II diabetes subsidiary and the balance of such proceeds are expected to be available for the future operating needs of that subsidiary. Our recently modified product development strategy calls for seeking strategic alliances and our other potential products that we had prior to our merger with Global Genomics. Although we are not doing any further development work on TranzFect, our two licensees for this technology (Merck & Co. and Vical Incorporated) are continuing to do development work on product applications for this technology that could entitle us to future milestone payments should they continue with this work and it successfully meets the defined milestones, as well as future royalty payments should either of these licensees commercialize products based on our technology. However, there can be no assurance that our licensees will continue to develop or ever commercialize any products that are based on our TranzFect technology.

Our strategic alliance with the University of Massachusetts Medical School may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary technology that has been licensed to us. We estimate that the aggregate amount of these sponsored research expenditures under certain circumstances could range from approximately $1,400,000 to $1,600,000 annually over the next three years. We have also agreed to fund approximately $557,000 of sponsored research at Massachusetts General Hospital over the next two years. Our license agreements with the University of Massachusetts Medical School also provide in certain cases for milestone payments based on the progress made by us in the clinical development of products utilizing the technologies licensed from the University of Massachusetts Medical School and the marketing of these products. These milestone payments could aggregate over time up to $12,255,000 if we successfully complete the development of six separate products.

Our potentially required expenditures under our agreements with the University of Massachusetts Medical School, together with the operating capital requirements of our new obesity and type II diabetes subsidiary and our planned sponsored research funding for Massachusetts General Hospital, could substantially exceed our current financial resources and require us to raise additional capital or secure a licensee or strategic partner to fulfill our obligations to the University of Massachusetts Medical School and to develop any products based on the technologies that we have licensed from that medical institution or to continue the operations of our new subsidiary at their currently contemplated level. If we are unable to meet our various financial obligations under our license agreements with the University of Massachusetts Medical School, we could lose all of our rights under these agreements. We could also be forced to reduce the level of operations of our new subsidiary or discontinue those operations if we had inadequate financial resources at that time.

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

The gene silencing and other technologies that we have acquired from the University of Massachusetts Medical School have not yet been clinically tested by us, nor are we aware of any clinical trials having been conducted by third parties involving similar gene silencing technologies. Our TranzFect technology is currently in Phase I clinical trials that are being conducted by our licensee, Merck & Co., as a component of a vaccine to prevent AIDS. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but the vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect. Our licensee, Merck & Co., has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. Although the formulation of this tested vaccine was generally safe and well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect when tested in humans yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys.

If Blizzard Genomics Fails to Successfully Commercialize Its Products, the Value of Our Assets Will Be Adversely Impacted

Blizzard Genomics, Inc., which is Global Genomics’ principal portfolio company, has not yet commercialized any of its products. Although Blizzard Genomics plans, subject to obtaining adequate financing, to introduce its first product, the I-Scan Imager, a low cost DNA chip reader, in 2004, it may experience delays in completing the development of or commercially launching this product. Blizzard Genomics’ products will be used in research laboratories and will not require FDA approval prior to their being marketed. These products are likely to face intense market competition from existing products or technologies and products or technologies that are developed in the future. Blizzard Genomics is the licensee of several U.S. patents, and is seeking additional patent protection for its products and technologies. There can be no assurance, however, that the company will be able to secure sufficient patent coverage for its products and technologies. The failure of Blizzard Genomics to successfully commercialize its products or our earlier determination that such commercialization is unlikely would require us to write down or write off the substantial carrying value of Global Genomics’ investment in that company as part of our assets, which would not affect our cash position or working capital but would have a materially adverse effect on our stockholders’ equity

Blizzard Genomics May Be Unable to Raise Sufficient Funding to Commercialize Its Products, Which Would Adversely Impact the Value of Our Assets

Blizzard Genomics has no working capital and is currently seeking to raise up to $2,000,000 in capital to fund the commercial launch of the I-Scan Imager™ and for its working capital needs. Blizzard Genomics has been unable to date to obtain this capital. Failure to raise at least a portion of this capital could delay Blizzard Genomics’ commercialization of its products and might force it in the near future to suspend or terminate its operations. Should Blizzard Genomics raise at least $500,000 in capital, it believes that it would have sufficient funding to begin commercial marketing of the I-Scan Imager™ but would require additional capital to complete development of any other products and might need additional capital to support its operations. Any significant delay in the commercialization of Blizzard Genomics’ products or the cessation of its operations would adversely affect the carrying value of Global Genomics’ investment in that company as part of our assets, which would have a materially adverse effect on our stockholders’ equity but which would not affect our cash position or working capital. We may consider making a further investment in Blizzard Genomics and have had preliminary discussions with that company concerning a potential investment by us. However, we have no obligation to make any new investment in that company.

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

  Introduce or adapt more quickly to new technologies or scientific advances

  Introduce products that make the continued development of our product candidates uneconomical

  Withstand price competition more successfully than our strategic partners or licensees can

  More effectively negotiate third-party strategic alliances or licensing arrangements

  Take advantage of other opportunities more readily than we can

A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Inc., Alnylam, Inc., Benitec, Nucleonics, Inc. and a number of the multinational pharmaceutical companies. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type II diabetes, including among others the diabetes drugs Avandia by Glaxo SmithKline PLC, Actos by Eli Lilly & Co., Glucophage by Bristol Myers Squibb Co., and Starlix by Novartis and the obesity drugs Xenical by F. Hoffman-La Roche Ltd.

and Meridia by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. At least one company, Alnylam, is seeking to develop a therapeutic product for obesity and type II diabetes based on an RNAi technology. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., Epimmune, Inc., AlphaVax, Inc. and Immunitor Corporation.

Although we do not expect FLOCOR to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR would have to compete against, such as tissue plasminogen activator (t-PA) and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, FLOCOR would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Decitabine, which is being developed by SuperGen, Inc.

Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Aquila Biopharmaceuticals, Inc. and adjuvants marketed by Corixa Corp. Blizzard Genomics’ products will compete with a number of currently marketed products, including those offered by Axon Instruments, Inc., Affymetrix, Inc., Applied Precision, LLC, Perkin Elmer, Inc. and Agilent Technologies, Inc.

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets

Obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for our TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. We have a non-exclusive license to a patent owned by the University of Massachusetts Medical School and another institution that covers the general field of gene silencing. The specific medical applications of the gene silencing technology and the other technologies that we have licensed from the University of Massachusetts Medical School are covered by a number of pending patent applications. However, other researchers have been active in the field of gene silencing, and these researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. Any litigation brought by us to protect our intellectual property rights or by third parties asserting intellectual property rights against us could be costly and have a material adverse effect on our operating results or financial condition and make it more difficult for us to enter into strategic alliances with third parties to develop our products or discourage our existing licensees from continuing their development work on our potential products. If our patent coverage is insufficient to prevent third parties from developing or commercializing similar or identical technologies, the value of our assets is likely to be materially and adversely affected.

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

Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent private Financings May Adversely Affect the Trading Price of Our Common Stock

As of November 10, 2003, there were outstanding stock options and warrants to purchase 9,229,619 shares of our common stock at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

In August 2003, we registered a total of 14,408,252 shares of our outstanding common stock and an additional 3,848,870 shares of our common stock issuable upon exercise of outstanding options and warrants, which shares and options and warrants were issued primarily in connection with our merger with Global Genomics and the private equity financing that we completed in May 2003. We are in the process of registering a total of 6,113,448 shares of our common stock, consisting of the 5,175,611 shares we issued or that are issuable upon exercise of the warrants that we issued to the investors in connection with our $8,695,000 private equity financing in September 2003, and an additional 937,837 shares of our common stock that we issued or that are issuable upon the exercise of warrants having exercise prices ranging from $2.00 to $3.05 per share that we issued to certain other third parties. Both the availability for public resale of these various shares and the actual resale of these shares could adversely affect the trading price of our common stock.

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

  our quarterly operating results

  announcements of regulatory developments or technological innovations by us or our competitors government regulation of drug pricing

  developments in patent or other technology ownership rights public concern regarding the safety of our products

Other factors which may affect our stock price are general changes in the economy, financial markets or the pharmaceutical or biotechnology industries.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our financial intruments that are sensitive to changes in interest rates are our investments and cash equivalents. As of September 30, 2003, we held no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.

Item 4. – Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective to reasonably ensure that material information relating to us can be gathered, analyzed and disclosed on a timely basis in the reports that we file under the Securities Exchange Act. There were no significant changes made during our most recently completed fiscal quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

On October 1, 2003, we were served with a lawsuit filed by Madison & Wall Worldwide, Inc. (“M&W”) in Circuit Court in Seminole County, Florida (Madison & Wall Worldwide vs. CytRx Corporation). M&W is seeking damages of in excess of $700,000 in this lawsuit based on alleged breaches by us of a contract under which M&W was to provide certain financial public relations and other services to us. These alleged breaches include our failure to deliver 350,000 shares of our common stock to M&W that M&W claims it was entitled to under this contract. We believe this lawsuit is without merit and intend to vigorously contest this matter.

Item 2 — Changes in Securities and Use of Proceeds

In September 2003, we issued a total of 4,140,486 shares of our common stock and warrants to purchase a total of 1,035,125 shares of our common stock at $3.05 per share to twenty institutional investors and four accredited investors for total cash consideration of $8,695,000. The shares of common stock and warrants were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D. Cappello Capital Corp., Maxim Group LLC, Cardinal Securities, LLC, Dunwoody Brokerage Services, Inc., J.P. Turner & Company, LLC and Gilford Securities Inc. acted as the placement agents for the foregoing private placement in September 2003. We issued warrants to nine employees of Cappello Capital Corp. to purchase a total of 427,203 shares of our common stock at $2.10 per share; we issued warrants to Cardinal Securities to purchase 17,858 shares of our common stock at $3.05 per share; we issued warrants to four employees of Dunwoody Brokerage Services to purchase 11,429 shares of our common stock at $3.05 per share; we issued warrants to Gilford Securities to purchase 2,858 shares of our common stock at $2.10 per share; we issued warrants to J.P. Turner to purchase 12,739 shares of our common stock at $2.67 per share; and we issued warrants to Maxim Group and one employee of Maxim Group to purchase 77,000 shares of our common stock at $2.10 per share. The warrants were issued to these firms and their employees in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

In August 2003, we agreed to issue and in October 2003 we completed the issuance to J.P. Turner & Company LLC of 275,000 shares of our common stock and warrants to purchase 82,500 shares of our common stock at $2.00 per share in connection with an extension of an agreement pursuant to which that firm provides us with certain investment banking services. The shares of commons stock and warrants were issued in reliance upon an exception from regulation under the Securities Act of 1933 provided by Regulation D.

In July 2003, we issued 111,859 shares of our common stock to an individual upon his cashless exercise of a warrant to purchase 200,000 shares of our common stock and 70,339 shares of our common stock to a second individual upon his cashless exercise of a warrant to purchase 141,388 shares of our common stock. In September 2003, we issued 102,084 shares of our common stock to an investment banking firm upon its cashless exercise of a warrant to purchase 160,000 shares of our common stock and 73,037 shares of our common stock to an individual upon his cashless exercise of a warrant to purchase 176,735 shares of our common stock. The shares of common stock issued to the foregoing individuals, and investment banking firm were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

Item 6. — Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On September 17, 2003, we filed a Current Report on Form 8-K disclosing the completion of a private placement of our common stock and warrants to purchase shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2003	CYTRX CORPORATION By: /s/ C. Kirk Peacock C. Kirk Peacock Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Form of Common Stock Purchase Warrant between Company and each of the investors in the September 16, 2003 private placement (incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on September 17, 2003)

10.1	Form of Securities Purchase Agreement, dated as of September 15, 2003, between the Company and the Purchasers identified on the signatory page thereof (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 17, 2003)

10.2	Form of Registration Rights Agreement, dated as of September 15, 2003, between the Company and the Purchasers identified on the signature page thereof (incorporated herein by reference to Exhibit 10.2 to the Company s current report on Form 8-K filed on September 17, 2003)

10.3	Amended and Restated License Agreement dated as of September 15, 2003 between University of Massachusetts Medical School and Company covering inhibition of gene expression in adipocytes using interference RNA, certain data bases, the use of endoplasmic reticulum stress response pathway of adipose cells to enhance whole body insulin sensitivity, and receptor-activated reporter systems. +

10.4	Second Amendment to Investment Banking Agreement dated as of August 13, 2003 between J.P. Turner & Company, LLC and the Company.

10.5	Agreement dated as of July 17, 2003 between Dr. Louis J. Ignarro and the Company.

10.6	Employment Agreement dated as of August 1, 2003 between C. Kirk Peacock and the Company.

10.7	Employment Agreement dated as of September 17, 2003 between Mark A. Tepper and Araios, Inc.

10.8	Agreement of Settlement and Release dated August 8, 2003 among Corporate Capital Group International Ltd., Inc, Peter Simone and the Company.

10.9	Confirming letter dated September 19, 2003 to the engagement agreement dated May 16, 2003 between Cappello Capital Corp. and the Company

10.10	Preferred Stock Purchase Agreement dated as of September 16, 2003 between Araios, Inc. and the Company.

10.11	Stockholders Agreement dated as of September 17, 2003 among Araios, Inc., Dr. Michael Czech and the Company.

10.12	Private Placement Agent Agreement dated September 15, 2003 between Dunwoody Brokerage Services, Inc. and the Company

10.13	Private Placement Agent Agreement dated September 15, 2003 between Gilford Securities Incorporated and the Company

10.14	Agreement dated as of September 16, 2003 between Maxim Group, LLC and the Company

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Securities and Exchange Commission.