Form 10-Q/A
period 2003-09-30
CYTRX CORP
filed 2004-05-14
CIK 799698

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

CYTRX CORPORATION

Form 10-Q/A

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	1

Condensed Consolidated Statements of Operations (unaudited) for the Three Month and Nine Month Periods Ended September 30, 2003 and 2002	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2003 and 2002	3

Notes to Condensed Consolidated Financial Statements	4

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	10

SIGNATURES	22

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,093,115	$387,314
Short-term investments	—	1,401,358
Accounts receivable, less allowances	1,663	98,529
Current portion of note receivable	—	135,291
Prepaid insurance	192,402	119,332
Other current assets	1,824	4,166

Total current assets	13,289,004	2,145,990
Property and equipment, net	2,702	1,084
Other assets:
Investment in minority -owned entity - acquired developed technology	—	6,644,492
Note receivable, less current portion	—	229,958
Prepaid insurance, less current portion	173,785	208,160
Other assets	54,649	53,900

Total other assets	228,434	7,136,510

Total assets	$13,520,140	$9,283,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,912	$79,947
Accrued expenses and other current liabilities	387,200	428,490

Total current liabilities	491,112	508,437
Accrued loss on facility abandonment, less current portion	368,824	419,038
Deferred gain on sale of building, less current portion	100,818	121,762
Deferred revenue from license agreements	275,000	275,000
Minority interest in subsidiary	348,232	—

Total liabilities	1,583,986	1,324,237
Commitments
Stockholders' equity:
Preferred Stock, $.01 par value, 1,000 shares authorized,
including 1,000 shares of Series A Junior Participating Preferred
Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized;
34,021,500 and 22,143,927 shares issued at September 30, 2003 and
December 31, 2002	34,022	22,144
Additional paid-in capital	100,875,702	82,173,839
Treasury stock, at cost (633,816 shares held at September 30, 2003
and December 31, 2002)	(2,279,238)	(2,279,238)
Accumulated deficit	(86,694,332)	(71,957,398)

Total stockholders' equity	11,936,154	7,959,347

Total liabilities and stockholders' equity	$13,520,140	$9,283,584

See accompanying notes.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Service revenues	$—	$—	$—	$22,453
License fees	—	1,000	—	1,001,000
Interest income	19,977	21,167	47,292	82,837
Grant income	—	—	—	46,144
Other	13,213	17,168	39,700	103,129

	33,190	39,335	86,992	1,255,563
Expenses:
Cost of service revenues	—	—	—	11,287
Research and development
(includes non-cash stock compensation of
$1,072,050 and $2,901,485
for the three month and nine
month periods ended
September 30, 2003, respectively)	1,459,348	78,394	3,731,967	754,202
Depreciation and amortization	182,908	359,459	548,537	734,361
Severance payments to officers	—	1,394,447	—	1,394,447
Common stock and warrants issued for
services	184,114	87,500	1,821,643	337,300
Selling, general and administrative	1,029,501	481,388	2,609,828	1,495,881

	2,855,871	2,401,188	8,711,975	4,727,478

Loss before other expenses	(2,822,681)	(2,361,853)	(8,624,983)	(3,471,915)
Minority interest in losses of subsidiary	1,818	—	1,818	—
Equity in losses from minority-owned entity	(5,955,659)	(184,971)	(6,113,769)	(184,971)

Net loss	$(8,776,522)	$(2,546,824)	$(14,736,934)	$(3,656,886)

Basic and diluted loss per common share	$(0.30)	$(0.13)	$(0.59)	$(0.26)

Basic and diluted
weighted average shares outstanding	29,355,537	19,611,449	25,180,225	14,148,668

See accompanying notes.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(14,736,934)	$(3,589,187)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	548,537	734,361
Noncash research and development	723,000	—
Equity in losses from minority-owned entity	6,113,769	128,348
Common stock and warrants issued for services	1,821,643	337,300
License fees paid with common stock	1,829,435	—
Net change in operating assets and liabilities	667,223	(791,554)

Total adjustments	11,703,607	408,455

Net cash used in operating activities	(3,033,327)	(3,180,732)

Cash flows from investing activities:
Maturity of held-to-maturity securities	1,401,358	—
Capital retirements, net	—	31,347
Purchase of property and equipment	(1,893)	—

Net cash provided by financing activities	1,399,465	31,347

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	1,822,039	—
Net cash paid for acquisition of minority-owned entity	—	(626,140)
Net proceeds from issuances of common stock	12,517,624	628,496

Net cash provided by financing activities	14,339,663	2,356

Net increase (decrease) in cash and cash equivalents	12,705,801	(3,147,029)
Cash and cash equivalents at beginning of period	387,314	5,272,914

Cash and cash equivalents at end of period	$13,093,115	$2,125,885

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

In the third quarter of 2003, CytRx recorded an impairment charge of $5,869,000 related to our investments in Blizzard Genomics, Inc. ("Blizzard Genomics") acquired developed technology and Psynomics, based upon our analysis of the recoverability of the carrying amount of these assets in accordance with the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). This impairment charge represented the total net book value of these assets at the time of the write-off.

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

On September 17, 2003, CytRx purchased for $7 million all of the preferred stock, representing a 95% ownership interest in a newly formed entity, Araios, Inc., that will develop orally active small molecule based drugs to prevent, treat and cure obesity and type II diabetes. This funding was provided out of the proceeds of CytRx’s private placement financing that was completed in September 2003. Since September 17, 2003, CytRx has consolidated the operations of Araios and recorded a minority interest liability representing the 5% interest in Araios held by others. Prior to September 17, 2003, Araios had no operations. Additionally, the Company has recorded the fair value of 300,000 shares of its common stock as additional paid-in capital for the Company’s right to call and the minority interest holder’s right to put the remaining 5% interest to CytRx in exchange for a guaranteed amount of 300,000 shares of CytRx common stock. The fair value of these shares on the purchase date was approximately $723,000.

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

On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., which became a wholly-owned subsidiary of the Company and was renamed GGC Pharmaceuticals, Inc. (“Global Genomics”). Global Genomics is a genomics holding company that currently has a 40% ownership interest in Blizzard Genomics, in Minneapolis, Minnesota and a 5% ownership interest in Psynomics, Inc., a central nervous system genomics company, in San Diego, California. Blizzard Genomics is developing instrumentation, software, and consumable supplies (including patent-pending “T-Chip” and “Contact” technologies) for the genomics industry. Global Genomics expects that DNA chips may significantly impact a broad range of biomedical and agricultural businesses. These include drug development, diagnostic testing, forensics, environmental testing and plant biotechnology. Psynomics, Inc. is an early stage genomics company developing technology for the diagnosis and treatment of neuropsychiatric diseases and has rights to access a significant database of patient data and corresponding tissue samples. The Company accounts for its investment in Blizzard Genomics using the equity method. The Company’s investment in Psynomics is accounted for using the cost method. As indicated above, CytRx recorded an impairment charge, related to these investments, of $5,869,000 in the third quarter of 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(8,777)	$(2,479)	$(14,737)	$(3,589)
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards	(97)	(840)	(775)	(1,116)

Pro forma net loss	$(8,874)	$(3,319)	$(15,512)	$(4,705)

Loss per share, as reported (basic and diluted)	$(0.30)	$(0.13)	$(0.59)	$(0.25)
Loss per share, pro forma (basic and diluted)	$(0.30)	$(0.17)	$(0.62)	$(0.33)

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

6. Equity in Losses From Minority-Owned Entity

The Company records its portion of the losses of Blizzard Genomics, a minority-owned entity, using the equity method. For the three month periods ended September 30, 2003 and 2002, the Company recorded $87,000 and $128,000, respectively, as its share in the losses of Blizzard Genomics. For the nine month periods ended September 30, 2003 and 2002, the Company recorded $245,000 and $128,000, respectively, as its share in the losses of Blizzard Genomics. These amounts are reported as a separate line item in the accompanying condensed consolidated statements of operations.

In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"), the Company reviewed the net values on its balance sheet as of September 30, 2003 assigned to Investment in Minority - Owned Entity - Acquired Developed Technology resulting from its acquisition of Global Genomics. APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Through the third quarter of 2003, Blizzard was unsuccessful in its attempts to raise a significant amount of the financing necessary for it to pursue the commercialization strategy for its products. Although Blizzard is continuing these efforts, the difficulty it has encountered has prompted CytRx to evaluate the carrying values of its assets related to Blizzard.

Blizzard's recurring losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Blizzard will not be able to continue as a going concern unless it raises significant amounts of capital in the near future. Blizzard's management currently has plans to immediately raise approximately $500,000 through strategic alliances, distributor agreements and/or outright sale or sublicense of its sublicensed rights to its current developed technology. CytRx's analysis consisted of a review of the related license agreements, current financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard's projected cash flows, and consideration of other qualitative factors. Based upon the quantitative and qualitative factors described above and in addition to others, CyRx's management determined that the estimated fair value of CytRx's investment in Blizzard was $0 and that an impairment charge of $5,869,000 should be taken as of September 30, 2003..

7. Segment Reporting

(in thousands)	Product Development	Recruiting Services*	Total
Three Months Ended September 30, 2003
Revenues from external customers	$—	$—	$—
Intersegment sales	—	—	—
Collaborative, grant & other income	13	—	13
Interest income	20	—	20
Interest expense	—	—	—
Depreciation and amortization	183	—	183
Common stock and warrants issued for services	184	—	184
Equity in loss from minority-owned entity	(5,956)	—	(5,956)
Segment profit (loss)	(8,777)	—	(8,777)
Total assets	13,520	—	13,520
Capital expenditures	2	—	2

(in thousands)	Product Development	Recruiting Services*	Total
Three Months Ended September 30, 2002
Revenues from external customers	1	—	1
Intersegment sales	—	—	—
Collaborative, grant & other income	17	—	17
Interest income	21	—	21
Interest expense	—	—	—
Depreciation and amortization	359	—	359
Common stock and warrants issued for services	88	—	88
Equity in loss from minority-owned entity	(128)	—	(128)
Segment profit (loss)	(2,479)	—	(2,479)
Total assets	11,146	—	11,146
Capital expenditures	—	—	—

Nine Months Ended September 30, 2003
Revenues from external customers	—	—	—
Intersegment sales	—	—	—
Collaborative, grant & other income	40	—	40
Interest income	47	—	47
Interest expense	—	—	—
Depreciation and amortization	549	—	549
Common stock and warrants issued for services	1,822	—	1,822
Equity in loss from minority-owned entity	(6,114)	—	(6,114)
Segment profit (loss)	(14,737)	—	(14,737)
Total assets	13,520	—	13,520
Capital expenditures	2	—	2

Nine Months Ended September 30, 2002
Revenues from external customers	—	22	22
Intersegment sales	—	—	—
Collaborative, grant & other income	1,151	—	1,151
Interest income	83	—	83
Interest expense	—	—	—
Depreciation and amortization	734	—	734
Common stock and warrants issued for services	337	—	337
Equity in loss from minority-owned entity	(128)	—	(128)
Segment profit (loss)	(3,594)	5	(3,589)
Total assets	11,146	—	11,146
Capital expenditures	—	—	—

* The activities of the Spectrum Recruitment Research segment were terminated effective February 1, 2002.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

Forward Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward looking statements that are based upon our current expectations, beliefs, estimates, forecasts and projections about us, our business and our future performance. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” or variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, including without limitation those risks identified under “Risk Factors” set forth below. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any obligation and do not intend to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Liquidity and Capital Resources

At September 30, 2003, we had cash, cash equivalents and short-term investments of $13,093,000 and net assets of $11,936,000 compared to $1,789,000 and $7,959,000, respectively, at December 31, 2002. Working capital totaled $12,798,000 at September 30, 2003, compared to $1,638,000 at December 31, 2002. We have committed approximately $7,667,000 of our cash and cash equivalents to the current and future operations of our obesity and type II diabetes subsidiary. Accordingly, these funds committed to that subsidiary are not available for other corporate purposes.

Although we recorded a net loss of $14,737,000 during the nine-month period ending September 30, 2003, as a result of non-cash charges, the amount of net cash used in our operations was only $3,033,000. The principal non-cash charges included an impairment charge of $5,869,000 relating to our investments in Blizzard Genomics and Psynomics, $1,822,000 of compensation paid for services through the issuance of our common stock, and $1,829,000 of licensing fees paid for services through the issuance of common stock.

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

In addition to our license agreement with SynthRx, we currently have three license agreements for our technologies – with Merck & Co, Inc. (TranzFect), Vical, Incorporated (TranzFect), and Ivy Animal Health, Inc. (CRL-8761). From the dates that we entered into these three agreements,  through September 30, 2003, we have received approximately $7,028,000 in upfront fees, milestone payments and annual maintenance fees pursuant to these agreements, substantially all of which has been recognized as revenues in prior years, and have the potential to receive in excess of $6,700,000 in additional milestone fees, plus additional maintenance fees and royalties on eventual sales of approved products of from 1% to 5% of net sales by the licensees. Merck continues to study the use of TranzFect with their HIV vaccine development program. We have the potential to receive future milestone payments from Merck of up to $3,000,000 for an HIV vaccine utilizing the TranzFect technology and, under certain circumstances, a royalty equal to 1% of Merck’s net sales of an HIV vaccine product utilizing the TransFect technology. In July 2003, Merck notified us that they were returning to us the rights to the additional three infectious disease targets covered by our license agreement. We intend now to seek additional licensees for these additional disease indications.

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

Results of Operations

We recorded net losses of $8,777,000 and $14,737,000 for the three month and nine month periods ended September 30, 2003 as compared to $2,479,000 and $3,589,000 for the same periods in 2002.

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

Research and development expenses were $1,459,000 and $3,732,000 during the three month and nine month periods ended September 30, 2003, as compared to $78,000 and $754,000 for the same periods in 2002. Subsequent to our merger with Global Genomics in July 2002, we modified our corporate business strategy so that we have not pursued additional internal research and development efforts for any of our then existing products or technologies, other than through partnering or out-licensing this research and development work to outside parties. In consideration of our license agreements with UMass (see discussion under “Liquidity and Capital Resources”), we made cash payments to UMass and another medical institution involved in developing the gene silencing technology of approximately $239,000. We also issued a total of 1,828,359 shares of our common stock to UMass which were valued for financial statement purposes at $1,829,000. The aggregate expense of $2,068,000 was recorded during the second quarter of 2003. Research and development expense during 2003 also includes a payment of $201,000 to UMass for sponsored research related to developing therapeutic products in one area that are based on the gene silencing technology that has been licensed to us by UMass. In connection with the establishment of our obesity and type II diabetes subsidiary during 2003, we recorded additional research and development expenses for the 5% minority interest of $350,000 held by Dr. Michael P. Czech and research and development expense for our future commitment to purchase that minority interest for 300,000 shares of our common stock in the amount of $723,000. We expect our research and development expense to continue in the future at levels at least equal to those for 2003, primarily as a result of our commitment to fund research and development activities conducted at UMass and Mass General and the activities of our obesity and type II diabetes subsidiary.

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

We record our portion of the losses of Blizzard Genomics on the equity method. For the three month and nine month periods ended September 30, 2003, we recorded $87,000 and $245,000 as our share in the loss of Blizzard Genomics. For the three month and nine month periods ended September 30, 2002, we recorded $128,000 as our share in the loss of Blizzard Genomics. In the third quarter of 2003, we recorded an impairment charge of $5,869,000 related to our investments in Blizzard Genomics acquired developed technology and Psynomics, based upon our analysis of the recoverability of the carrying amount of these assets in accordance with the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). This impairment charge represented the total net book value of these assets at the time of the write-off. See Note 6 to our financial statement. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.

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

Date: May 13, 2004	CYTRX CORPORATION By: /s/ C. Kirk Peacock C. Kirk Peacock Chief Financial Officer (Principal Financial Officer)