Form 10-K
period 2003-12-31
CYTRX CORP
filed 2004-05-14
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15327

CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd, Suite 650, Los Angeles, California (Address of principal executive offices)	90049 (Zip Code)

Registrant’s telephone number, including area code:

(310) 826-5648

Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

      Indicate by check mark with the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2003 was approximately $42,682,165. On May 7, 2004, there were 34,589,081 shares of the Registrant’s common stock outstanding, exclusive of treasury shares.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Exhibit 3.5
Exhibit 4.8
Exhibit 10.14
Exhibit 10.15
Exhibit 10.57
Exhibit 10.58
Exhibit 10.59
Exhibit 10.60
Exhibit 10.61
Exhibit 10.62
Exhibit 10.63
Exhibit 10.64
Exhibit 10.65
Exhibit 10.66
Exhibit 10.67
Exhibit 14.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 23.3
Exhibit 23.4
Exhibit 23.5
Exhibit 31
Exhibit 32

CYTRX CORPORATION

2003 FORM 10-K ANNUAL REPORT

Exhibit Index located on page 47 of this report.

i

“SAFE HARBOR” STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities and Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.

      All statements in this Annual Report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein and in documents incorporated by this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in the “Risk Factors” and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

PART I

Item 1.	Business

General

      CytRx Corporation is a biopharmaceutical research and development company, based in Los Angeles, California, with a subsidiary in Worcester, Massachusetts. We are in the process of developing products, primarily in the areas of ribonucleic acid interference (RNAi) and small molecule therapeutics, for the human health care market. RNAi is a new technology for silencing genes in living cells and organisms. In addition to our work in RNAi, we are involved in the development of a DNA-based HIV vaccine and have entered into strategic alliances with respect to the development of several other products using our other technologies.

      Since our incorporation, in 1985, we have been engaged in the development of pharmaceutical products. July 2002, when we merged with Global Genomics Capital, Inc. (Global Genomics), marked a change in the focus of our company. Subsequent to the Global Genomics merger, we modified our corporate business strategy by discontinuing any further research and development efforts for our pre-merger pharmaceutical technologies and began to seek strategic relationships with other pharmaceutical companies to complete the development of those technologies. Instead of continuing research and development for those technologies, we focused our efforts on acquiring new technologies and products to serve as the foundation for the future of the company.

      In April 2003, we acquired our first new technologies by entering into exclusive license agreements with the University of Massachusetts Medical School (UMMS) covering potential applications for the medical school’s proprietary RNAi technology in the treatment of specified diseases, including those within the areas of obesity and type 2 diabetes; amyotrophic lateral sclerosis (ALS), commonly referred to as Lou Gehrig’s disease, which is a progressive neurodegenerative disease that results in motor neuron degeneration of the brain and spinal cord and eventual paralysis; and human cytomegalovirus (CMV), which is a herpes virus that often affects HIV patients. At that time, we also acquired an exclusive license from UMMS covering the medical school’s proprietary technology with potential gene therapy applications within the area of cancer. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology.

      As part of our strategic alliance with UMMS, we agreed to fund certain discovery and pre-clinical research at the medical school relating to the use of our technologies, licensed from UMMS, for the development of therapeutic products within certain fields. To date, we have entered into agreements with UMMS to sponsor research in the areas of obesity and type 2 diabetes, ALS and CMV retinitis. In addition, we have entered into an agreement with Massachusetts General Hospital to sponsor research at that institution that will utilize our proprietary gene silencing technology in the area of ALS.

      Although we intend to internally fund the early stage development work for certain of these product applications (including obesity, type 2 diabetes and ALS) and may seek to fund the completion of the development of certain of these product applications (such as ALS), we may also seek to secure strategic alliances or license agreements with larger pharmaceutical companies to fund the early stage development work for other gene silencing product applications and for subsequent development of those potential products where we fund the early stage development work.

      In conjunction with our work with UMMS, in September 2003, we formed a subsidiary to develop RNAi-based and small molecule therapeutics for the prevention, treatment and cure of obesity and type 2 diabetes. This subsidiary will focus on using genomic and proteomic based drug discovery technologies combined with our proprietary gene silencing technology to accelerate the process of screening and identifying potential drug targets and pathways for these diseases. Through this subsidiary, we will seek to develop orally active drugs against promising targets and pathways relevant to obesity and type 2 diabetes.

      Prior to 2003, our primary products were FLOCORTM, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFectTM, a delivery technology for DNA and conventional-based vaccines. In October 2003, we entered into a strategic relationship with another entity, which was recently formed, to complete the development of FLOCOR. Our TranzFect technology has been licensed to two companies. We have granted a third party an option to license our TranzFect technology for development as a potential DNA-based prostate cancer adjuvant and may also seek to license this technology as a potential conventional adjuvant for hepatitis C, human pappiloma virus, herpes simplex virus and other viral diseases. Adjuvants are agents added to a vaccine to increase its effectiveness. In addition, we may seek to license TranzFect for use as a non-clinical research reagent to increase transfection in vitro or in laboratory animals. FLOCOR and TranzFect are further described under “Pre-Global Genomics Merger Technologies.”

      In addition, through our merger with Global Genomics, we acquired minority interests in two development stage genomics companies, Blizzard Genomics, Inc. and Psynomics, Inc. In 2003, we recorded a write-off of our investments in those companies. Our decision to record the write-off was based upon several factors. Those investments, and the write-off of those investments, are further described under “Genomics Investments.”

RNAi Technology

      RNAi technology is a recently discovered technology that uses short double-stranded RNA (dsRNA) molecules to silence targeted genes and, as a result, is commonly referred to as “gene silencing.” RNAi has been shown to effectively silence targeted genes within living cells with great specificity and potency. As a result, RNAi technology is able to effectively silence targeted genes without impacting other, non-targeted, genes.

      RNA is a polymeric constituent of all living cells and many viruses, consisting of a long, usually single-stranded chain of alternating phosphate and ribose units with the bases adenine, guanine, cytosine, and uracil bonded to the ribose. The structure and base sequence of RNA are determinants of protein synthesis and the transmission of genetic information. RNAi is a technique of using short pieces of double-stranded RNA to precisely target the messenger RNA (mRNA) of a specific gene. The end result is the destruction of the specific mRNA, thus silencing that gene.

      RNAi is regarded as a significant advancement in gene silencing and was featured in Science magazine as the “Breakthrough of the Year” in 2002. Delivery of RNAi can be in vitro and in vivo to target specific mRNAs, thus reducing the levels of the specific protein product coded for by that gene in the targeted cells. This allows the use of RNAi either as a therapeutic product itself or as a drug discovery tool. We intend to develop RNAi technology as both a drug discovery tool and for therapeutic applications. As a therapeutic, we will seek to demonstrate its efficacy in human clinical trials using RNAi to silence specific genes that cause diseases. As a drug discovery tool, we intend to use RNAi to identify and validate novel targets, which will then be used to develop small molecules or RNAi-based therapeutics to treat and prevent specific diseases, including those in the areas of obesity, type 2 diabetes, ALS and CMV. In March 2004, Dr. Craig Mello, the co-discoverer of RNAi, joined our Scientific Advisory Board and will act in an advisory capacity to help us develop therapeutics for specific diseases.

      In mammals and human cells, RNAi can be triggered by delivering dsRNA molecules directly into the cell’s cytoplasm (the region inside the cell membrane but outside the cell nucleus). Specific enzymes (proteins) in the cell called dicer enzymes cut the dsRNA to form small interfering RNA (siRNA). These siRNA are approximately 21 to 25 nucleotide long pieces of RNA. The siRNA then interact with other cellular enzymes called the RNA-induced silencing complex (RISC), which causes the unwinding of the bound siRNA. This unwound strand of the siRNA can then bind with the complementary target mRNA, which carries the coding, or instructions, from the cell nucleus DNA. These instructions determine which proteins the cell will produce. When the siRNA binds with the mRNA, that “message” is degraded and the cell does not produce the specific protein. Since the siRNA can be designed to specifically interact with a single gene through its mRNA, it can prevent the creation of a specific protein without affecting other genes.

      One reason for the potential of RNAi to be effective, where previous nucleic acid-based technologies have, to date, been unsuccessful, is that the cell already has in place all of the enzymes and proteins to effectively silence genes once the dsRNA is introduced into the cell. This is in direct contrast to the older technology of antisense RNA, where there were no enzymes present in the cells to facilitate the effectiveness of the antisense RNA molecule. In fact, one major problem with the successful development of antisense has been the poor stability of the antisense products in vivo. Because antisense RNA is single-stranded, it is very unstable and tends to break down rapidly in vivo. This is one of the reasons for the poor success rate, to date, for antisense RNA products.

      Another reason for the interest in RNAi is its potential to completely suppress or eliminate the viral replicon. A replicon is a DNA or RNA element that can act as a template to replicate itself. Once a virus is established in a cell, there are very few drugs that are effective in eliminating the virus. The RNAi process, however, has the potential of eliminating viral nucleic acids and, therefore, to cure certain viral diseases. Development work on RNAi is still at an early stage, and we are not aware of any clinical testing of medical applications using RNAi that have yet been initiated by any party.

Product Development

University of Massachusetts Medical School

      Through our strategic alliance with UMMS, we have acquired the rights to a portfolio of technologies, including the rights to use UMMS’s proprietary RNAi technology with potential therapeutic applications in certain defined areas that include obesity, type 2 diabetes, ALS and CMV, as well as a DNA-based HIV vaccine technology and a cancer therapeutic technology.

      Our agreements with UMMS may require us to make significant expenditures to fund research at the institution relating to developing therapeutic products based on UMMS’s proprietary technologies that have been licensed to us. We estimate that the aggregate amount of these sponsored research expenditures under our current commitments will be approximately $1,400,000 for 2004, approximately $1,500,000 for 2005 and approximately $800,000 for 2006. Our license agreements with UMMS require us to make payments of an aggregate of up to $85,000 per year to maintain all of our licenses, with such aggregate annual payments increasing to as much as $125,000 if we are not then conducting certain sponsored research at the institution. Our UMMS license agreements also provide, in certain cases, for milestone payments, from us to UMMS, based on the progress we make in the clinical development and marketing of products utilizing the technologies licensed from UMMS. In the event that we were to successfully develop a product in each of the categories of obesity/ type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16,055,000. Those milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.

      The HIV vaccine technology that we have licensed from UMMS is based upon a unique mixture of human HIV-1 primary isolates from several genetic subtypes of HIV. This polyvalent naked DNA (isolated, purified DNA) vaccine approach has the potential advantages of maintaining efficacy despite the high mutation rate of HIV, a broader immune response against divergent HIV-1 glycoproteins and the possible ability to neutralize a wide spectrum of HIV-1 viruses. UMMS has conducted animal studies of this vaccine, and UMMS and Advanced BioScience Laboratories (ABL), which provides an adjuvant for use with the vaccine, have received a $16 million grant from the NIH. This grant will fund a Phase I clinical trial of a vaccine candidate using our licensed technology. The investigational new drug application (IND) for that trial was filed in January 2004 and allowed, by the FDA, to go into effect in March 2004. Enrollment of volunteers for this trial began in April 2004. We have a commercial relationship with ABL which gives us the ownership of, and responsibility for, the further development of the vaccine and subsequent FDA registration following the completion of the Phase I trial, which is being conducted by UMMS and ABL. We do not have a commercial relationship with a company that is providing another adjuvant for the HIV vaccine candidate in the currently planned Phase I clinical trial. We may also elect to use a different adjuvant in conjunction with our HIV vaccine technology, in which case we may not be able to utilize some or all of the results of the currently planned trial as part of our clinical data for obtaining FDA approval of a vaccine.

      Finally, we have also licensed a cancer treatment technology from UMMS that is based on a naked DNA approach in which the DNA material will be delivered by direct injection into the tumor or other localized administration.

Obesity and Type 2 Diabetes

      Obesity and type 2 diabetes are significant health problems. The World Health Organization estimates that, on a worldwide basis, there are more than 250 million cases of obesity and 176 million cases of type 2 diabetes. According to the American Obesity Association, there are currently more than 55 million cases of obesity in the United States, and the American Diabetes Association reports that there are more than 16 million cases of type 2 diabetes in the United States. Scientists at UMMS, as part of our strategic alliance, are researching, with funding that we have provided, the specific genetic relationship of type 2 diabetes to obesity. The research is focused on using cultured adipocytes (fat cells) as a model system for studying the regulation of gene expression involved in adipocyte differentiation and function. This research may lead to the identification of specific drug targets which regulate insulin signaling as well as other metabolic pathways regulating glucose and fatty acids. With this understanding, the program will focus on drug discovery of RNAi-based and small molecule therapeutics for type 2 diabetes (e.g., drugs that act as insulin sensitizers and compounds that alleviate obesity). We believe that RNAi could potentially be a reliable method to selectively inhibit certain genes or their protein expression in adipocytes.

Research and Development Subsidiary

      In addition to the obesity and diabetes work being done under our sponsored research agreement with UMMS, in September 2003, we purchased 95% of CytRx Laboratories, Inc. (formerly known as Araios, Inc.), our research and development subsidiary, which had been recently formed by Dr. Michael P. Czech to develop orally active small molecule and RNAi-based drugs for the prevention, treatment and cure of obesity and type 2 diabetes. Our business strategy is to use our portfolio of state of the art drug discovery technologies and our relationships with leading diabetes and obesity researchers to discover and develop first in class medicines to prevent, treat and cure obesity and type 2 diabetes. Utilizing the RNAi technology that we have licensed from UMMS, in combination with state of the art target identification methods, our research and development subsidiary will focus on using a structure based drug discovery approach to accelerate the process of screening and identifying potential drug targets and pathways for these diseases. Through our subsidiary, we will seek to develop orally administered drugs that are based on promising targets and pathways that we may be able to identify.

      Dr. Czech is a prominent scientist in the fields of obesity and type 2 diabetes at UMMS, is a member of our Scientific Advisory Board, heads our subsidiary’s Scientific Advisory Board and holds a 5% equity interest in the subsidiary. We have provided the subsidiary with initial capital of approximately $7,000,000 to fund the staffing of its operations with managerial and scientific personnel and its initial drug development activities.

      Through our license and sponsored research agreement with UMMS, we have secured rights to novel drug targets believed to be involved in obesity and type 2 diabetes. We will seek to validate these targets using the proprietary high throughput RNAi technology that we have licensed from UMMS and by applying structure-based medicinal chemistry. We will then work to develop small molecules and RNAi-based therapeutic products.

ALS

      The development of therapeutics for the treatment of various forms of ALS is an area of significant interest for us. ALS is a debilitating disease. According the ALS Survival Guide, 50% of ALS patients die within 18 months of diagnosis and 80% of ALS patients die within five years of diagnosis. According to the ALS Association, in the United States, alone, approximately 30,000 people are living with ALS and nearly 6,000 new cases are diagnosed each year.

      In October 2003, we entered into sponsored research agreements with UMMS and Massachusetts General Hospital, pursuant to which we will sponsor certain ALS research at those institutions utilizing our proprietary gene silencing technology targeted at the mutant SOD1 gene, which is the subject of the ALS technology we have licensed from UMMS. The mutant SOD1 gene is responsible for causing ALS in a subset of the 10% of all ALS patients who suffer from the familial, or genetic, form of the disease.

      Dr. Zuoshang Xu, an Associate Professor of Biochemistry and Molecular Pharmacology at UMMS, is the principal investigator under our sponsored research agreement with UMMS. We have committed to fund approximately $302,000 of research under that agreement during the first year, approximately $280,000 of research under that agreement during the second year and approximately $288,000 of research under that agreement during the third year of the program.

      Dr. Robert B. Brown, Jr., a Professor of Neurology at Harvard Medical School, Founder and Director of the Cecil B. Day Laboratory for Neuromuscular Research and a co-discoverer of the mutant SOD1 gene as a cause for certain ALS cases, is the principal investigator under our sponsored research agreement with Massachusetts General Hospital. We have committed to fund approximately $279,000 of research under that agreement during the first year and approximately $278,000 under that agreement during the second year of the program. In addition, in March 2004, Dr. Brown joined our Scientific Advisory Board and entered into a consulting agreement with us.

Pre-Global Genomics Merger Technologies

Therapeutic Copolymer Program

      Prior to the merger with Global Genomics, our primary focus was on CRL-5861 (purified poloxamer 188), which we also call FLOCOR. FLOCOR is an intravenous agent for the treatment of sickle cell disease and other acute vaso-occlusive disorders. Sickle cell disease is an inherited disease caused by a genetic mutation of hemoglobin in the blood, and acute vaso-occlusive disorders are a blockage of blood flow caused by deformed, or “sickled,” red blood cells which can cause intense pain in sickle cell disease patients. In October 2003, we entered into an agreement to license our copolymer technologies, including FLOCOR, on an exclusive basis, to SynthRx, Inc., a Houston, Texas-based biopharmaceutical company that was recently formed by Dr. Robert Hunter. As a result of the SynthRx license, we will receive a 19.9% ownership interest in SynthRx and a cash payment from SynthRx of approximately $228,000, in return for our rights to the licensed technologies, with this license arrangement expected to be completed in the second quarter of 2004. In addition, upon commercialization of any products developed under our alliance with SynthRx, we may also receive significant milestone payments and royalties. Prior to the change in our business strategy that led us to seek licensees for our FLOCOR technology, we had internally developed FLOCOR. In December 1999, we reported results from a Phase III clinical study of FLOCOR for treatment of acute sickle cell crisis. Although the study did not demonstrate statistical significance in the primary endpoint, or objective, of the study, statistically significant and clinically important benefits associated with FLOCOR were observed in certain subgroups.

Vaccine Enhancement and Gene Therapy

      Gene therapy and/or gene based vaccines are mediated through the delivery of DNA containing selected genes into cells by a process known as transfection. We refer to our gene delivery technology as TranzFect. A large majority of the revenues we have generated over the past three years has been due to license fees paid to us with respect to our TranzFect technology, representing 81%, 94% and 94% of our total revenues for 2003, 2002 and 2001, respectively.

Merck License

      In November 2000, we entered into an exclusive, worldwide license agreement with Merck & Co., Inc. whereby we granted Merck the right to use our TranzFect technology in DNA-based vaccines for HIV and three other targets. To date, Merck has focused its efforts on the HIV application, which is still at an early stage of clinical development, and, in July 2003, Merck notified us that it was returning to us the rights to the three other targets covered by its license, which we are now able to license to other third parties. In November 2000, Merck paid us a signature payment of $2 million. In February 2002, we received an additional $1 million milestone fee related to the commencement of Merck’s first FDA Phase I study for a product incorporating TranzFect designed for the prevention and treatment of HIV. Merck completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. Although the formulation of this tested vaccine was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. All amounts paid to us by Merck are non-refundable upon termination of the agreement and require no additional effort on our part.

Vical License

      In December 2001, we entered into a license agreement with Vical Incorporated granting Vical exclusive, worldwide rights to use or sublicense our TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides, such as DNA and RNA, in all preventive and therapeutic human and animal health applications, except for (1) the four targets previously licensed by us to Merck, (2) DNA vaccines or therapeutics based on prostate-specific membrane antigen (PSMA) and (3) sale of a non-regulated product for use as a non-clinical research reagent to increase transfection in vitro or in laboratory animals. In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides (short segments of DNA or RNA). Under the Vical license, we received a non-refundable up-front payment of $3,750,000, and we have the potential to receive milestone and royalty payments in the future based on criteria described in the agreement. In April 2004, we received an additional $100,000 milestone fee related to the commencement of Vical’s first FDA Phase I clinical trial for a product incorporating our TranzFect technology. All amounts paid to us by Vical are non-refundable upon termination of the agreement and require no additional effort on our part.

PSMA Development Company Option Agreement

      In December 2002, we granted an option to PSMA Development Company (PDC) to license TranzFect for use as an adjuvant in a prostate cancer vaccine. Under the terms of the option agreement, PDC has a 24-month right of first refusal to enter into a strategic alliance with us, through a license agreement for TranzFect, under pre-negotiated terms.

2002 Merger with Global Genomics

      On July 19, 2002, we completed the acquisition of Global Genomics. The acquisition of Global Genomics was accomplished through a merger of our wholly-owned subsidiary, GGC Merger Corporation, with and into Global Genomics. Global Genomics was the surviving corporation in the merger with GGC Merger Corporation and is now our wholly-owned subsidiary. We have changed Global Genomics’ name to GGC Pharmaceuticals, Inc., but for purposes of this Annual Report, we will continue to refer to the company as Global Genomics. For accounting purposes, we were deemed the acquiror of Global Genomics.

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

      At the time of the Global Genomics merger, there were no material relationships between Global Genomics or any of its shareholders or affiliates and us, except that on July 16, 2002, Global Genomics’ three designees to our Board of Directors, Steven A. Kriegsman, Louis J. Ignarro, Ph.D. and Joseph Rubinfeld, Ph.D., were elected directors and Mr. Kriegsman became our Chief Executive Officer. Mr. Kriegsman was Global Genomics’ Chairman and Dr. Ignarro was a director of Global Genomics at that time. On the date of the merger, the controlling shareholder of Global Genomics was Mr. Kriegsman, who beneficially owned, on a fully diluted basis, approximately 40.4% of Global Genomics’ equity interests.

Genomics Investments

      In connection with our merger with Global Genomics, we acquired equity interests in two development-stage genomics companies, a 40% equity interest in Blizzard and a 5% equity interest in Psynomics. In the fourth quarter of 2003, we decided that we would cease funding our investments in those genomics companies to focus on our core strategy of developing human therapeutics for large market indications. In May 2004, we determined that a write-off of those investments in the third quarter of 2003 should have been made. Our decision to record the write-off was based upon several factors, including Blizzard’s lack of success in raising a significant amount of the financing necessary for it to pursue the commercialization strategy for its products, current financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows and the consideration of other qualitative factors. Based upon the quantitative and qualitative factors described above, in addition to others, we determined that the investment in Blizzard had no remaining value as of September 30, 2003 and that a write-off of this investment should have been made in the third quarter of 2003. We have filed with the SEC an amended Form 10-Q for the quarter ended September 30, 2003 to reflect this write-off.

Research and Development Expenditures

      Expenditures for research and development activities related to continuing operations were $4,388,000, $767,000 and $1,844,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Manufacturing

      We do not have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products. To be successful, our products and the products of our partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. To date, we have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates in accordance with regulatory requirements. If we cannot manufacture products in suitable quantities and in accordance with regulatory standards, either on our own or through contracts with third parties, it may delay clinical trials, regulatory approvals and marketing efforts for such products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own or through contracts with third parties, such products at a cost or in quantities, which are commercially viable. We currently rely and intend to continue to rely on third-party contract manufacturers to produce materials needed for research, clinical trials and, ultimately, for product commercialization.

Patents and Proprietary Technology

      Patents are important to our company and we actively seek patent protection for our technologies, processes, uses, and ongoing improvements and consider our patents and other intellectual property to be critical to our business. We have filed applications for a number of patents and have been granted patents related to technologies, primarily TranzFect and FLOCOR, we were developing prior to our 2002 merger with Global Genomics. Subsequent to the merger, we have licensed a number of technologies covered by patents or patent applications, most of which have been in the RNAi field.

      As part of our development process, we evaluate the patentability of new inventions and improvements developed by us or our collaborators. Whenever appropriate, we will endeavor to file United States and international patent applications to protect these new inventions and improvements. However, we cannot be certain that any of the current pending patent applications we have filed or licensed, or any new patent applications we may file or license, will ever be issued in the United States or any other country. Even if issued, there can be no assurance that those patents will be sufficiently broad to prevent others from using our products or processes. Furthermore, our patents, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or may be infringed or circumvented by third parties, or third parties could obtain patents that we would need to either license or circumvent. Current and future competitors may have licensed or filed patent applications or received patents, and may acquire additional patents and proprietary rights relating to RNAi technology, small molecule technology, DNA-based vaccines or other compounds, products or processes competitive with ours.

      In addition to patent protection, we also attempt to protect our proprietary products, processes and other information by relying on trade secrets and non-disclosure agreements with our employees, consultants and certain other persons who have access to such products, processes and information. Under the agreements, all inventions conceived by employees are our exclusive property. Nevertheless, there can be no assurance that these agreements will afford significant protection against misappropriation or unauthorized disclosure of our trade secrets and confidential information.

Competition

      The RNAi field, though at an early stage of development, is already a competitive one and the competition is expected to increase. We face competition on many fronts — ranging from large and small pharmaceutical, chemical and biotechnology companies to universities, government agencies and other public and private research organizations. Examples of companies that are focusing their commercial efforts in the RNAi field are Sirna Therapeutics, Alnylam Pharmaceuticals and Benitec Ltd. A number of the multinational pharmaceutical companies also either have their own gene silencing product development programs or are working with smaller biopharmaceutical companies in this area. In addition to our RNAi competitors, companies in other fields may be using other technologies to target the same diseases that we are targeting. The competition from other firms and institutions will manifest itself not only in our potential product markets but also, and importantly at this stage in development of RNAi technology, in recruiting and retaining key scientific and management personnel.

      Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., Epimmune, Inc., AlphaVax, Inc. and Immunitor Corporation, and ABL may also seek to develop competing HIV vaccines that could utilize a portion of the technology that we have licensed from UMMS and ABL.

      With respect to both our RNAi and non-RNAi products, many companies, including large pharmaceutical, chemical and biotechnology firms with financial resources, research and development staffs, and facilities that may, in certain cases, be substantially greater than those of ours or our strategic partners or licensees, are engaged in the research and development of pharmaceutical products that could compete with our potential products. To the extent that we seek to acquire, through license or otherwise, existing or potential new products, we will be competing with numerous other companies, many of which will have substantially greater financial resources, large acquisition and research and development staffs that may give those companies a competitive advantage over us in identifying and evaluating these drug acquisition opportunities. Any products that we acquire will be competing with products marketed by companies that in many cases will have substantially greater marketing resources than we have. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and such products may be more effective than those currently under development or that may be developed in the future by our strategic partners or licensees. Competitive products for a number of the disease indications that we have targeted are currently being marketed by other parties, and additional competitive products are under development and may also include products currently under development that we are not aware of or products that may be developed in the future.

Government Regulation

      The marketing of pharmaceutical products requires the approval of the FDA and comparable regulatory authorities in foreign countries. The FDA has established guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new drug product generally takes a number of years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use in the United States include preclinical studies in animal models, the filing of an Investigational New Drug (IND) application, human clinical trials and the submission and approval of a New Drug Application (NDA) or a Biologics License Application (BLA). The NDA or BLA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA must approve the NDA or BLA before the drug may be marketed. There can be no assurance that we or our strategic alliance partners or licensees will be able to obtain the required FDA approvals for any of our products.

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

Employees

      As of December 31, 2003, we had 13 full-time employees, four of whom were engaged in research and development activities and nine of whom were involved in management and administrative operations. Of the employees engaged in research and development activities, all four held Ph.D. degrees and one also held an M.D. degree.

Item 2.	Properties

      Our operations are based in Los Angeles, California and Worcester, Massachusetts. The lease for our headquarters facility, in Los Angeles, consists of approximately 3,300 square feet of office space and expires in June 2005. The lease for our subsidiary, in Worcester, consists of approximately 6,900 square feet of office and laboratory space and expires in December 2005 and is suitable and adequate for our current operations. We have the right to extend the Worcester lease until December 2007.

Item 3.	Legal Proceedings

      We are occasionally involved in claims arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on us.

      We have recently been notified by the Massachusetts State Ethics Commission (Massachusetts Commission) that it has initiated a Preliminary Inquiry into whether our previous retention of a consultant who introduced us to UMMS constituted an improper conflict of interest under Massachusetts’ ethics laws. Since the inquiry is at a very preliminary stage, it is inherently difficult to predict whether the Massachusetts Commission will decide to initiate any formal proceedings, whether these proceedings will be directed at us or whether we will be found in any such proceedings to have violated any Massachusetts ethics laws. We also cannot estimate what our legal costs will be in connection with this matter, although these expenses could be substantial if a formal proceeding is initiated. Moreover, if the Massachusetts Commission were to determine that our conduct was unlawful, the Commission could impose a number of different penalties or sanctions upon us which, under certain circumstances, would have a material adverse effect on our business and financial condition.

      On April 5, 2004, we were served with a complaint for breach of contract, filed by Madison & Wall Worldwide, Inc. (“M&W”), in the Superior Court of California, County of Orange on April 1, 2004. M&W, a former independent contractor to us, engaged to provide investor relations services, was seeking damages in excess of $700,000 in that lawsuit. On May 11, 2004, we reached an agreement in principle with M&W to settle this lawsuit by issuing the 200,000 shares of our common stock that were to have been earned and received by M&W upon our entering into the investor relations services contract with them and by our making an additional payment of $50,000 to M&W. We are in the process, with M&W, of preparing the documentation for this settlement.

Item 4.	Submission of Matters to a Vote of Security Holders

      Our annual meeting of stockholders was held on October 10, 2003, for the following purposes:

1. To elect four directors, two to serve until our 2005 annual meeting of stockholders, and two to serve until our 2006 annual meeting of stockholders;

2. To approve an amendment to our 2000 Long-Term Incentive Plan (the “Plan”) to increase the number of shares of common stock available under the Plan from 3,000,000 to 10,000,000;

3. To approve an amendment to the Plan to increase from 500,000 shares to 1,000,000 shares the maximum number of stock options or stock appreciation rights that may be granted to any one participant in any calendar year;

4. To approve an amendment to our Restated Certificate of Incorporation (the “Certificate”) to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000 and to increase the authorized number of shares of preferred stock from 1,000 to 5,000,000; and

5. To ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003.

      The number of outstanding shares of our common stock as of the record date for the annual meeting was 28,347,499, out of which in excess of 25,889,384 shares were represented at the annual meeting.

      Alexander L. Cappello and Max Link were reelected as our Class III directors to serve until the 2006 annual meeting of stockholders. Richard L. Wennekamp and Marvin R. Selter were elected as our Class II directors to serve until the 2005 annual meeting of stockholders, to fill the vacancies created by the retirement of Raymond C. Carnahan, Jr. and Herbert H. McDade, Jr. Louis Ignarro, Joseph Rubinfeld and Steven A. Kriegsman, our Class I directors, continued to serve as directors after the annual meeting.

      The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

		Votes Cast Against		Broker
Director Nominee	Votes Cast For	or Withheld	Abstentions	Non-Votes

Alexander L. Cappello	24,835,744	686,570	367,070	—
Max Link	25,333,963	188,351	367,070	—
Richard L. Wennekamp	25,198,102	342,212	367,070	—
Marvin R. Selter	25,197,552	324,762	367,070	—

      With respect to the proposal to approve an amendment to the Plan to increase the number of shares of common stock available under the Plan from 3,000,000 to 10,000,000: (i) 14,638,959 votes were cast for, (ii) 1,119,418 votes were cast against, (iii) 278,729 shares abstained and (iv) there were 10,103,278 broker non-votes with respect to the proposal. Accordingly, the proposal was approved by our stockholders.

      With respect to the proposal to approve an amendment to the Plan to increase from 500,000 shares to 1,000,000 the maximum number of stock options or stock appreciation rights that may be granted to any one participant in any calendar year: (i) 14,439,008 votes were cast for, (ii) 1,068,369 votes were cast against, (iii) 278,729 shares abstained and (iv) there were 10,103,278 broker non-votes with respect to the proposal. Accordingly, the proposal was approved by our stockholders.

      With respect to the proposal to approve an amendment to the Certificate to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000 and to increase the authorized number of shares of preferred stock from 1,000 to 5,000,000: (i) 14,613,192 votes were cast for, (ii) 888,854 votes were cast against, (iii) 284,060 shares abstained and (iv) there were 10,103,278 broker non-votes with respect to the proposal. Accordingly, the proposal was approved by our stockholders.

      With respect to the proposal to ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003: (i) 25,779,651 votes were cast for, (ii) 75,086 votes were cast against, (iii) 34,647 shares abstained and (iv) there were no broker non-votes with respect to the proposal. Accordingly, the proposal was approved by our stockholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “CYTRE.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the NASDAQ Stock Market. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low

2004
January 1 to April 20	2.43	1.43
2003
Fourth Quarter	2.50	1.75
Third Quarter	2.81	1.58
Second Quarter	3.74	0.62
First Quarter	0.61	0.23
2002
Fourth Quarter	0.41	0.21
Third Quarter	0.75	0.34
Second Quarter	1.05	0.52
First Quarter	1.00	0.57

      On April 20, 2004, the closing price of our common stock as reported on the Nasdaq SmallCap Market, was $1.89 and there were approximately 9,570 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

      On October 25, 2003, we issued a total of 25,000 shares of our common stock and warrants to purchase a total of 6,250 shares of our common stock, at $3.05 per share, to Troy & Gould Professional Corporation, which renders legal services to us, for a total purchase price of $52,500. On November 15, 2003, we issued 5,000 shares of our common stock to a company upon its exercise of a warrant to purchase 5,000 shares of our common stock at $0.72 per share. On November 22, 2003 we issued 15,000 shares of our common stock to an individual upon his exercise of a warrant to purchase 15,000 shares of our common stock at $0.72 per share. On December 1, 2003, we issued warrants to purchase up to 600,000 shares (100,000 of which vested at the time of issuance and 500,000 of which have subsequently been cancelled) of our common stock, at $2.25 per share, to an investor relations company in partial consideration for services to be rendered by that firm. The shares of common stock and warrants were issued to each of the foregoing companies and individual in reliance on an exemption from registration under the Securities Act of 1933 provided by Regulation D.

Item 6.	Selected Financial Data

      The following selected financial data are derived from our audited financial statements. Our financial statements for 2003 have been audited by BDO Seidman, LLP, independent auditors. Our financial statements for 2002, 2001, 2000 and 1999 have been audited by Ernst & Young LLP, independent auditors. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2003	2002	2001	2000	1999

Statement of Operations Data:
Revenues
Service revenues	$—	$22,453	$101,463	$451,031	$322,536
License fees	94,000	1,051,000	3,751,000	2,000,000	—
Grant income	—	46,144	156,729	348,790	464,442
Other income	—	—	—	225,000	—

Total revenues	$94,000	$1,119,597	$4,009,192	$3,024,821	$786,978

Loss from continuing operations	$(17,844,600)	$(6,175,636)	$(931,341)	$(1,147,457)	$(15,269,918)
Income from discontinued operations	—	—	—	799,355	240,627

Net loss	$(17,844,600)	$(6,175,636)	$(931,341)	$(348,102)	$(15,029,291)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.65)	$(0.39)	$(0.09)	$(0.12)	$(1.99)
Income from discontinued operations	—	—	—	0.08	0.03

Net Loss	$(0.65)	$(0.39)	$(0.09)	$(0.04)	$(1.96)

Balance Sheet Data:
Total Assets	$12,324,284	$9,283,584	$7,610,596	$6,859,238	$6,128,063
Long-term debt	—	—	—	—	650,000
Other long-term liabilities	—	—	—	—	1,693,638
Total stockholders’ equity	$10,192,616	$7,959,347	$6,582,751	$5,618,814	$1,032,688

Factors Affecting Comparability

      In 2003, we recorded an impairment charge of $5,869,000 related to our investments in Blizzard’s acquired developed technology and Psynomics, based upon our analysis of the recoverability of the carrying amount of these assets in accordance with the Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This impairment charge represented the total net book value of these assets at the time of the write-off. See Note 11 to our financial statements.

      In 2002, we recorded an impairment charge of $921,000 related to certain equipment and leasehold improvements based on our evaluation of the recoverability of the carrying amount of those assets in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. This impairment charge represented the total net book value of those assets. See Note 5 to our financial statements.

      During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles, subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease, which expires in 2008, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount recorded as of December 31, 2002 and such difference may be material. As of December 31, 2003, we have a remaining lease closure accrual of $418,000.

      Pursuant to his employment agreement, our former President and CEO, Jack Luchese, was entitled to a payment of $435,000 upon the execution of the merger agreement between Global Genomics and us and an additional $435,000 upon the closing of the merger. In order to reduce the amount of cash that we had to pay Mr. Luchese, Mr. Luchese and we agreed that approximately $325,000 of the first $435,000 payment would be satisfied by CytRx granting a stock award to Mr. Luchese under our 2000 Long-Term Incentive Plan pursuant to which we issued Mr. Luchese 558,060 shares of our common stock. Those shares of stock were issued at a value equal to 85% of the volume weighted average price of our common stock for the 20 trading days ended on February 8, 2002. The cash payment and fair value of the shares issued were recognized as expense (total of $428,000) during the first quarter of 2002.

      The terms of our merger with Global Genomics contemplated that its management team would replace ours subsequent to the closing of the merger. On July 16, 2002, we terminated the employment of all of our then-current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000 (including the final $435,000 owed to Mr. Luchese as discussed above). Prior to the merger closing date, we advanced part of these amounts to three of our officers (through salary continuance), such that the total remaining obligation at the closing date was $1,179,000. Four of our officers agreed to accept an aggregate total of $177,000 of this amount in the form of our common stock, in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes. The severance payments and fair value of the shares issued (total expense of $1,394,000) was recognized as expense during the third quarter of 2002 and is reported as a separate line item on the accompanying consolidated statement of operations, together with the final payment to Mr. Luchese discussed above.

      License fees for 2002 include a $1,000,000 milestone payment received from Merck related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

      License fees for 2001 include a $3,750,000 up-front payment received from Vical related to a license of our TranzFect technology.

      License fees for 2000 consist of a $2,000,000 signature payment received from Merck related to a license of our TranzFect technology.

      From 1987 to 2000, we manufactured, marketed and distributed Titermax, an adjuvant used to produce immune responses in research animals. Effective June 15, 2000, we entered into a Purchase Agreement with Titermax USA, Inc. (an unaffiliated company) whereby Titermax USA purchased the worldwide rights to market and distribute Titermax, including all accounts receivable, inventory and other assets used in the Titermax business. The gross purchase price was $750,000, consisting of $100,000 in cash and a $650,000 five-year secured promissory note bearing interest of 10% annually. Net income associated with the Titermax activities included in income (loss) from discontinued operations was approximately $119,000 and $241,000 for 2000 and 1999, respectively. A gain related to the sale of $680,000 was recorded in 2000 and is also classified as discontinued operations.

      From 1996 to 2002, we marketed the services of a small group of human resource professionals under the name of Spectrum Recruitment Research (“Spectrum”) as a way of offsetting our cost of maintaining this function. In February 2002, the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx

(Spectrum) employees. Net income (loss) associated with the Spectrum activities included in income (loss) from operations was approximately $5,000, $(18,000), $146,000 and $75,000 for 2002, 2001, 2000, and 1999, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data”, and our consolidated financial statements included in this Annual Report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

      We are in the process of developing products, primarily in the areas of RNAi and small molecule therapeutics, for the human health care market. RNAi is a new technology for silencing genes in living cells and organisms. Development work on RNAi is still at an early stage, and we are not aware of any clinical testing of medical applications using RNAi that have yet been initiated by any party. In addition to our work in RNAi, we are involved in the development of a DNA-based HIV vaccine and have entered into strategic alliances with respect to the development of several other products using our other technologies.

      Subsequent to our merger with Global Genomics, in July 2002, we modified our business strategy by discontinuing any further research and development efforts for our pre-merger pharmaceutical technologies and began to seek strategic relationships with other pharmaceutical companies to complete the development of those technologies. Instead of continuing research and development for those technologies, we focused our efforts on acquiring new technologies and products to serve as the foundation for the future of the company.

      In April 2003, we acquired our first new technologies by entering into exclusive license agreements with UMMS covering potential applications for its proprietary RNAi technology in the treatment of specified diseases. At that time, we also acquired an exclusive license from UMMS covering its proprietary technology with potential gene therapy applications within the area of cancer. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology.

      As part of our strategic alliance with UMMS, we agreed to fund certain discovery and pre-clinical research at the medical school relating to the use of our technologies, licensed from UMMS, for the development of therapeutic products within certain fields. Although we intend to internally fund the early stage development work for certain product applications (including obesity, type 2 diabetes and ALS) and may seek to fund the completion of the development of certain of these product applications (such as ALS), we may also seek to secure strategic alliances or license agreements with larger pharmaceutical companies to fund the early stage development work for other gene silencing product applications and for subsequent development of those potential products where we fund the early stage development work.

      We have not achieved profitability on a quarterly or annual basis and we expect to continue to incur significant additional losses over the next several years. We expect our net losses to increase primarily due to activities related to our collaborations, technology acquisitions, research and development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

      To date, we have relied primarily upon the sale of equity securities and payments from our strategic partners and licensees to generate the funds needed to finance the implementation of our business plans. We will be required to obtain additional funding in order to execute our long-term business plans. Our sources of potential funding for the next several years are expected to consist primarily of proceeds from sales of equity, but could also include license and other fees, funded research and development payments, and milestone payments under existing and future collaborative arrangements.

Research and Development

      Following our 2003 acquisition of rights from UMMS to the new technologies, we initiated research and development programs for products based upon those technologies. Expenditures for research and development activities related to continuing operations were $4,388,000, $767,000 and $1,844,000 during the years ended December 31, 2003, 2002 and 2001, respectively, with research and development expenses representing approximately 39% of our total expenses for 2003. Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

      In September 2003, we invested in a subsidiary to develop orally active small molecule-based drugs for the prevention, treatment and cure of obesity and type 2 diabetes. Utilizing the RNAi technology that we have licensed from UMMS, in combination with state of the art target identification methods, our subsidiary will focus on using a genomic and proteomic based drug discovery approach to accelerate the process of screening and identifying potential drug targets and pathways for these diseases to discover and develop molecular based medicines for the treatment of obesity and type 2 diabetes. We have provided our subsidiary with initial capital of approximately $7,000,000 to fund the staffing of its operations with managerial and scientific personnel and its initial drug development activities.

      There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any product candidate, due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	our ability to advance product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and

•	the effect of competing technological and market developments.

      Any failure to complete any stage of the development of our products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in the “Risk Factors” section of this Annual Report.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

      Our significant accounting policies are summarized in Note 2 to our financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      Nonrefundable license fee revenue is recognized when collectibility is reasonably assured, which is generally upon receipt, when no continuing involvement on our part is required and payment of the license fee represents the culmination of the earnings process. Nonrefundable license fees received subject to future performance by us or that are credited against future payments due to us are deferred and recognized as services are performed and collectibility is reasonably assured, which is generally upon receipt, or upon termination of the agreement and all related obligations thereunder, whichever is earliest. Our revenue recognition policy may require us to defer significant amounts of revenue.

Research and Development Expenses

      Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Technology developed for use in our products is expensed as incurred, until technological feasibility has been established. Expenditures, to date, have been classified as research and development expense in the consolidated statements of operations and we expect to continue to expense research and development for the foreseeable future.

Stock-based Compensation

      We grant stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and, accordingly, recognize no compensation expense for the stock option grants and warrants issued to employees for which the terms are fixed.

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

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we have continued to account for stock-based compensation in accordance with APB 25 (See Notes 2 and 13 to financial statements).

      We have also granted stock options and warrants to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are accounted for in accordance with SFAS 123 and related interpretations and are valued at the fair market value of the options and warrants granted, as of the date of grant or services received, whichever is more reliably measurable. Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. The Company anticipates that it will continue to rely on the use of consultants and that it will be required to expense the associated costs. The Company anticipates continuing the use of stock options to compensate employees, and continuing to expense the options in accordance with APB 25.

Impairment of Long-Lived Assets

      We review long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

      In 2002, we recorded an impairment charge of $921,000 related to certain equipment and leasehold improvements based on our evaluation of the recoverability of the carrying amount of these assets in accordance with the FASB Statement of Financial Accounting Standards No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This impairment charge represented the total net book value of these assets. See Note 5 to our financial statements.

      In 2003, we recorded an impairment charge of $5,869,000 related to our investments in Blizzard Genomics acquired developed technology and Psynomics, based upon our analysis of the recoverability of the carrying amount of these assets in accordance with the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). This impairment charge represented the total net book value of these assets at the time of the write-off. See Note 11 to our financial statements.

Estimated Facility Abandonment Accrual

      During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles, subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount recorded as of December 31, 2002 and such difference may be material. As of December 31, 2003, we have a remaining lease closure accrual of $418,000.

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

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2003
Total revenues	$—	$3	$1	$90
Net loss	(914)	(5,046)	(8,777)	(3,108)
Basic and diluted loss per common share:
Net loss	(0.04)	(0.21)	(0.30)	(0.09)
2002
Total revenues	1,054	15	1	50
Gross profit	11	—	—	—
Net loss	(179)	(931)	(2,547)	(2,519)
Basic and diluted loss per common share:
Net loss	$(0.02)	$(0.08)	$(0.13)	$(0.12)

Liquidity and Capital Resources

      At December 31, 2003, we had cash, cash equivalents and short-term investments of $11,644,000 and net assets of $10,193,000, compared to $1,789,000 and $7,959,000, respectively, at December 31, 2002. Working capital totaled $10,761,000 at December 31, 2003, compared to $1,638,000 at December 31, 2002.

      To date, we have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate funds needed to finance the implementation of our plans of operations. We believe that the cash and cash equivalents balances will be sufficient to meet cash requirements through the next twelve months. We will be required to obtain significant additional funding in order to execute our long-term business plans. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plan and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

      Net cash flows provided by investing activities was $1,200,000 in 2003, compared to net cash used in investing activities of $2,000,000 in 2002. The change was primarily due to (i) the purchase, in 2002, of held-to-maturity investments, which subsequently matured in 2003, (ii) an increase in fixed asset purchases in 2003, as compared to 2002 and (iii) the absence of acquisition costs in 2003, as compared to 2002.

      Net cash provided by financing activities was $14,400,000 in 2003, compared to net cash provided by financing activities of $628,000 in 2002. In May 2003, we completed a private equity financing raising net proceeds of $4,800,000. In September 2003, we completed a private equity financing raising net proceeds of $7,700,000. In 2003, we also received proceeds from the exercise of stock options and warrants totaling $1,900,000. Cash provided by financing activities in 2002 was comprised primarily of the exercise of stock options and warrants.

      Net cash used in operating activities was $4,300,000 in 2003, compared to net cash used in operating activities of $3,500,000 in 2002. Net cash inflows decreased, due primarily to significantly higher license revenues in 2002, relating to a $1,000,000 milestone payment received from Merck, during the first quarter, related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology. In 2002, we paid $1,000,000 in severance and other contractual payments to officers. In 2003, we paid $1,100,000 in licensing, patent and sponsored research fees in connection with our new business strategy.

      There can be no assurance that we will become profitable. If we do, we may never be able to sustain profitability. We expect to incur significant losses for the foreseeable future. We are making efforts to reduce expenses and may take steps to raise additional capital.

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

Contractual Obligations

      We have no current commitments for capital expenditures in 2004, however, we anticipate incurring capital expenditures in connection with the expansion of our subsidiary’s laboratory. We have no committed lines of credit or other committed funding or long-term debt. Minimum annual future obligations for operating leases, minimum annual future obligations under various license agreements and minimum annual future obligations under employment agreements consist of the following:

	Operating	License	Employment
	Leases	Agreements	Agreements	Total

	(In thousands)
2004	$560	$1,778	1,075	$3,413
2005	478	1,810	670	2,958
2006	285	897	375	1,557
2007	229	310	—	539
2008	76	330	—	406
2009 and thereafter	—	1,320	—	1,320

Total	$1,628	$6,445	$2,120	$10,193

      We have employment agreements with our executive officers, the terms of which expire at various times through July 2006. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the Compensation Committee’s determination, as well as for minimum bonuses that are payable. The aggregate commitment for future salaries at December 31, 2003, including guaranteed bonuses and salary continuation, was approximately $2,120,000. Certain of these employment agreements have been terminated and the guaranteed salaries may be less.

License Agreements

      In April 2003, we acquired new technologies by entering into exclusive license arrangements with UMMS covering potential applications of the medical institution’s proprietary RNAi technology in the treatment of specified diseases, including those within the areas of obesity, type 2 diabetes ALS, CMV and covering UMMS’s proprietary technology with potential gene therapy applications within the area of cancer. In consideration of the licenses, we made cash payments to UMMS totaling $186,000 and issued it a total of 1,613,258 shares of our common stock which were valued, for financial statement purposes, at $1,468,000. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology. In consideration of this license, we made cash payments to UMMS totaling $18,000 and issued it 215,101 shares of our common stock which were valued, for financial statement purposes, at $361,000. As the RNAi technology from UMMS had not achieved technological feasibility at the time of its license by us, had no alternative future uses and, therefore, no separate economic value, the aggregate total of $2,033,000 in cash payments and stock issued for acquisition of the technology was expensed as research and development in our financial statements.

Net Operating Loss Carryforward

      At December 31, 2003, we had consolidated net operating loss carryforwards for income tax purposes of $67,200,000, which will expire in 2004 through 2023 if not utilized. We also have research and development tax credits and orphan drug tax credits available to reduce income taxes, if any, of $6,600,000, which will expire in 2004 through 2020 if not utilized. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Impairment Test of Intangible Assets

      In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), we reviewed the net values on our balance sheet, as of September 30, 2003, assigned to Investment in Minority — Owned Entity — Acquired Developed Technology resulting from our acquisition of Global Genomics. APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Through the third quarter of 2003, Blizzard had been unsuccessful in its attempts to raise a significant amount of financing necessary for it to pursue its commercialization strategy for its products and we subsequently decided not to further invest in this entity. Our analysis consisted of a review of the financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows, and consideration of other qualitative factors. Based upon the quantitative and qualitative factors described above, in addition to others, our management determined that the estimated fair value of our investment in Blizzard was $0 and that an impairment charge of $5,869,000 was necessary. The write off had no impact upon our cash or working capital position.

Results of Operations

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Service revenue	$—	$23	$101
Grant revenue	94	1,051	3,751
License fees	—	46	157

	$94	$1,120	$4,009

      Service revenue — From 1996 to 2002, we marketed the services of a small group of human resources professionals under the name of Spectrum Recruitment Research as a way of offsetting our cost of maintaining this function. In February 2002, the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former Spectrum employees. Service revenues related to Spectrum were $22,000 in 2002 and $101,000 in 2001. Cost of service revenues was $11,000 in 2002 and $71,000 in 2001, or 50% and 70% of service revenues, respectively.

      Grant revenue — Grant income was $0 in 2003 compared to $46,000 in 2002 and $157,000 in 2001. Grant income primarily relates to several Small Business Innovative Research (SBIR) grants we received from the NIH in support of our FLOCOR studies. We do not currently plan to seek NIH or other similar grants that would provide us with any funding during 2004.

      License fees — License fee income was $94,000 in 2003, $1,051,000 in 2002 and $3,751,000 in 2001 and relates primarily to our licenses of TranzFect to Vical and Merck. License fees for 2002 include a $1,000,000 milestone payment received from Merck, during the first quarter, related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology. License fees in 2001 include a $3,750,000 up-front payment received from Vical related to a license of our TranzFect technology. Other than a $100,000 milestone fee that we received from Vical in April 2004, we do not anticipate receiving any significant licensing fee revenue during 2004 with respect to either our FLOCOR or TranzFect technologies, although our agreement with SynthRx contemplates that company making a payment to us in 2004.

      Research and development

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Research and development expense	$1,485	$689	$1,844
Non-cash research and development expense	2,903	—	—
Acquired in-process research and development expense	—	78	—

	$4,388	$767	$1,844

      Research and development expense during 2003 were $4,388,000 versus $767,000 in 2002 and $1,844,000 in 2001. In 2003, as a result of the change in our business strategy following our merger with Global Genomics, our research and development expenditures related primarily to new licensing and sponsored research agreements, and the commencement of our subsidiary’s operations. Research and development expenditures for 2002 and 2001 were primarily related to the development of our FLOCOR technology. The research and development expense for 2002 also includes $78,000 which was allocated from the purchase price of Global Genomics as in-process research and development and, therefore, expensed in connection with the acquisition. Although our actual research and development expenditures for 2004 could vary substantially, depending upon the progress we make in certain of our research programs and the possible addition of new programs, we anticipate that these expenditures will be somewhat larger than were our research and development expenditures in 2003.

      Selling, general and administrative

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Common stock, stock options and warrants issued for selling, general and administrative expense	$3,148	$230	$1,441
Selling, general and administrative expense	3,841	1,703	1,161

	$6,989	$1,933	$2,602

      We recorded non-cash charges of $3,148,000, $230,000, and $1,441,000 during 2003, 2002 and 2001, respectively, related to the issuance of stock warrants to certain consultants and certain vesting events for management stock options. These fees relate primarily to common stock, stock options and warrants issued in connection with the engagement and retention of financial and business development advisors. The significant increase in 2003 was due primarily to the change in our business strategy, which led to an increase in activity and, as a result, a greater use of consultants for financial and business development advisory services. The difference between 2002 and 2001 is primarily due to the warrant that we granted to Cappello Capital, in 2001, as compensation for its services.

      Selling, general and administrative expenses during 2003 were $3,841,000 as compared to $1,703,000 in 2002 and $1,161,000 in 2001. The increase in 2003 was due primarily to the change in our business strategy following our merger with Global Genomics, which led to an increase in activity and, as a result, a greater use of consultants for technical, financial and business development advisory services, in addition to higher legal and accounting costs. The increase from 2001 to 2002 is due primarily to the increase in the percentage of facilities costs allocated to administrative expense versus research and development expense, and higher legal and accounting costs subsequent to the merger. Our legal and accounting costs are expected to increase during 2004 as a result of certain costs associated with our change of accountants during the first half of 2004 and certain pending legal proceedings.

      Depreciation and amortization expense — Depreciation and amortization expense was $2,000, $794,000 and $586,000 in 2003, 2002 and 2001, respectively. Due to the impairment charge (discussed below), our property balances had been reduced to a nominal amount as of December 31, 2002 and, therefore, our depreciation expense will be nominal for the foreseeable future.

      Severance and other contractual payments to officers — Pursuant to his employment agreement, our former President and CEO, Jack Luchese, was entitled to a payment of $435,000 upon the execution of the merger agreement between Global Genomics and us and an additional $435,000 upon the closing of the merger. In order to reduce the amount of cash that we had to pay to Mr. Luchese, Mr. Luchese and we agreed that approximately $325,200 of the first $435,000 payment would be satisfied by CytRx granting a stock award to Mr. Luchese under our 2000 Long-Term Incentive Plan pursuant to which we issued Mr. Luchese 558,060 shares of our common stock. Those shares of stock were issued at a value equal to 85% of the volume weighted average price of our common stock for the 20 trading days ended on February 8, 2002. The cash payment and fair value of the shares issued were recognized as expense (total of $428,000) during the first quarter of 2002.

      The terms of our merger with Global Genomics contemplated that their management team would replace ours subsequent to the closing of the merger. On July 16, 2002, we terminated the employment of all of our then current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000 (including the final $435,000 owed to Mr. Luchese as discussed above). Prior to the merger closing date, we advanced part of these amounts to three of our officers (through salary continuance), such that the total remaining obligation at the closing date was $1,179,000. Four of our officers agreed to accept an aggregate total of $177,000 of this amount in the form of our Common Stock in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes. The severance payments and fair value of the shares issued (total expense of $1,394,000) was recognized as expense during the third quarter of 2002 and is reported as a separate line item on the accompanying consolidated statement of operations, together with the final payment to Mr. Luchese discussed above.

      Asset impairment charge — During the fourth quarter of 2002, we recognized an asset impairment charge of approximately $921,000 related to our equipment and facility used for FLOCOR production. We recorded an impairment loss equal to the net book value of the equipment and related leasehold improvements.

      Loss on facility abandonment — During the fourth quarter of 2002, we recognized a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles subsequent to our merger with Global Genomics. This loss represents the difference between the total remaining lease obligations and estimated operating costs through the remainder of the lease, which expires in 2008, less estimated sublease income.

      Interest income — Interest income was $82,000 in 2003 as compared to $96,000 in 2002 and $162,000 in 2001. The variance between years is primarily attributable to fluctuating cash balances.

      Equity losses from minority-owned entity

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Equity losses from minority-owned entity	$245	$330	$—
Asset impairment charge	5,869	—	—
Amortization of acquired developed technology	548	335	—

	$6,662	$665	$—

      We record our portion of the net loss of Blizzard Genomics in accordance with the equity method of accounting. In 2003, we recorded $6,662,000 in equity losses, of which $5,869,000 was an asset impairment charge, $237,000 was our 40% share of the net loss in Blizzard Genomics and $731,000 was amortization of acquired developed technology. For the period July 19, 2002 (date of acquisition of Global Genomics) to

December 31, 2002, we recorded $665,000 in equity losses, of which $330,000 was our share in the net loss of Blizzard Genomics and $335,000 was amortization of acquired developed technology.

      Minority interest in losses of subsidiary — We recorded $20,000 related to the 5% minority interest in losses of our subsidiary, which we established in September 2003.

Recently Issued Accounting Standards

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement changes the classification of certain financial instruments from equity to liabilities. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 as of July 1, 2003, which did not have a material impact on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. We will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after June 30, 2003. As we have not entered into derivative instruments or hedging activities, adoption of this statement does not have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) as superseded in December 2003 by FASB-issued Interpretation No. 46R, Consolidation of Variable Interest Entities  — an interpretation of ARB 51 (FIN 46R). FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46R is applicable starting January 1, 2004. We do not believe the effect of FIN 46R on our consolidated financial statements will be material.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. We adopted FIN 45 effective January 1, 2003. Adoption did not have a material impact on our financial statements.

Related Party Transactions

      In July 2002, we entered into an agreement with Kriegsman Capital Group (“KCG”), whereby KCG or its affiliate The Kriegsman Group (“TKG”) agreed to provide us with office space and certain administrative services. KCG and TKG are owned by Steven A. Kriegsman, our President and CEO. During the years ended December 31, 2003 and 2002, we paid approximately $70,000 and $59,000, respectively, to KCG under this agreement. The charges were determined based upon actual space used and estimated percentages of employee time used. We believe that such charges approximate the fair value of the space and services provided. In October 2003, the services and facilities agreement with KCG was terminated as substantially all of the on-going operations of KCG have ceased. The obligations under the facility lease at our headquarters were transferred from KCG to us in July 2003.

      We entered into various agreements, expiring in May 2004, with Cappello Capital Corp. (Cappello Capital) in which Cappello Capital will serve as our exclusive financial advisor. Alexander L. Cappello, one of our directors, is Chairman and Chief Executive Officer of Cappello Group, Inc., an affiliate of Cappello Capital. Under these agreements, Cappello Capital assisted us with the analysis of potential transactions and strategic alternatives. The types of transactions that Cappello Capital may assist us with include the private placement of equity, debt or convertible securities, strategic alliances, the sale of all or a portion of us, a recapitalization or strategic acquisitions. If we proceed with any of the transactions described in the agreement, we are to pay Cappello Capital a fee of between 3% and 7.5%, depending upon the nature of the transaction and the dollar amount involved. In 2001, as compensation for its services, we granted Cappello Capital a ten-year warrant to purchase 1,272,492 shares of our common stock (subject to downward adjustment under certain conditions) with an exercise price of $1.00 per share (fair value of $1,063,000), which was fully vested at December 31, 2003. During 2002, we paid Cappello Capital a monthly retainer of $10,000 for the final six months of the year, or a total of $60,000. The fair value of the warrant issued to Cappello Capital was recognized as common stock, stock options and warrants issued for services in the accompany statements of operations and recognized based on the vesting terms of the warrant. The fee paid to Cappello Capital upon the closing of the merger with Global Genomics was 448,330 shares of our common stock, or 4.5% of the shares issuable in the merger. The fair value of those shares issued ($247,000) was considered as a transaction cost of the merger and was included in the purchase price of Global Genomics. Fees paid to Cappello Capital in connection with the closing of the May 2003 Financing and the September 2003 Financing consisted of $1,076,000 and fully vested, ten-year warrants to purchase 794,771 shares of common stock with exercise prices ranging from $1.85 per share to $3.05 per share. During 2003 from May through December, we paid Cappello Capital a monthly retainer of $20,000, or a total of $160,000.

      Dr. Michael Czech, a 5% minority shareholder of our subsidiary (see Note 9) and a member of our and our subsidiary’s Scientific Advisory Boards, is an employee of UMMS and party, as the principal investigator, to a sponsored research agreement between UMMS and us. We recorded a minority interest liability of $350,000 representing the 5% interest in our subsidiary held by Dr. Czech. Additionally, we have recorded the fair value of 300,000 shares of our common stock as additional paid-in capital for our right to call and the Dr. Czech’s right to put the remaining 5% interest to us in exchange for a guaranteed amount of 300,000 shares of our common stock. The fair value of these shares on the purchase date was approximately $723,000. During 2003, Dr. Czech was paid $18,000 for his Scientific Advisory Board services. During 2003, we paid UMMS $403,000 under a sponsored research agreement to fund a portion of Dr. Czech’s research.

Off-Balance Sheet Arrangements

      We have not entered into off-balance sheet financing arrangements, other than operating leases.

RISK FACTORS

      If any of the following risks actually occur, our business or prospects could be materially adversely affected. You should also refer to the other information in this Annual Report, including our financial statements and the related notes.

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

      We have incurred significant losses over the past five years, including net losses of approximately $17,845,000, $6,176,000, and $931,000 for 2003, 2002, and 2001, respectively, and we had an accumulated deficit of approximately $89,802,000 as of December 31, 2003. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses, and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we anticipate that it will take at least several years before the development of any of our licensed or other current potential products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations

      Although we generated $3,751,000 in revenues from milestone payments and license fees from our licensees during 2001 and $1,051,000 from these sources during 2002, we generated only $94,000 in such revenues in 2003 and we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

•	we are able to complete the development of and commercialize one or more of the products that we are currently developing, which may require us to first enter into license or other arrangements with third parties

•	one or more of our currently licensed products is commercialized by our licensees, thereby generating royalty income for us

•	we are able to acquire products from third parties that are already being marketed or are approved for marketing

      We are likely to incur negative cash from operations until such time, if ever, as we can generate significant recurring revenues. Although we believe that we have adequate financial resources to support our currently planned levels of operations through at least early 2005, should we thereafter be unable to generate recurring revenues, it is likely that we will become dependent on obtaining financing from third parties to continue to meet our obligations to the University of Massachusetts Medical School (UMMS) and maintain our operations, including our planned levels of operations for our obesity and type 2 diabetes subsidiary. We have no commitments from third parties to provide us with any debt or equity financing. Accordingly, financing may be unavailable to us or only available on terms that substantially dilute our existing stockholders. A lack of needed financing could force us to reduce the scope of or terminate our operations, or to seek to merge with or be acquired by another company. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our stockholders or at all.

Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us

      License fees paid to us with respect to our TranzFect technology have represented 81%, 94% and 94% of our total revenues for 2003, 2002 and 2001, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect, Merck & Co. (Merck) and Vical Incorporated (Vical) may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect, and Vical has only recently commenced a Phase I clinical trial of a product utilizing TranzFect. In the Merck trials, although the formulation of the tested vaccine using TranzFect was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.

We Have Changed Our Business Strategy, Which Will Require Us, in Certain Cases, to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products

      Following our merger with Global Genomics, we modified our business strategy of internally developing FLOCOR and the other, then-current, potential products that we had not yet licensed to third parties. Instead, we began to seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that would provide for those companies to be responsible for the development and marketing of those products. In October 2003, we entered into an agreement to license FLOCOR, the primary potential product that we held prior to the Global Genomics merger and which we had not already licensed to a third party, to SynthRx and entered into a strategic alliance with that company. Although we intend to internally fund or carry out, through our obesity and type 2 diabetes subsidiary, the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMMS, and we may seek to fund all of the later stage development work for our potential ALS products, the completion of the development, manufacture and marketing of these products is likely to require, in many cases, that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies for this purpose.

      There can be no assurance that our products will have sufficient potential commercial value to enable us to secure strategic alliances, license agreements or other collaborative arrangements with suitable companies on attractive terms or at all. If we enter into these arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable regulatory (including FDA) requirements, the timing of our receipt or the volume of revenues we receive from these arrangements may be materially adversely affected. By entering into these arrangements rather than completing the development and marketing of these products on our own, we may ultimately receive less income for these products. In addition, if we are unable to enter into a strategic relationship for a particular product, we may be required to either sell our rights in the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for the development and marketing of that product.

      We will also seek to acquire products from third parties that already are being marketed or have previously been marketed. We have not yet identified any of these products. Even if we do identify such products, it may be difficult for us to acquire them with our limited financial resources, and, if we acquire products using our securities as currency, we may incur substantial shareholder dilution. We do not have any prior experience in acquiring or marketing products and may need to find third parties to market these products for us. We may also seek to acquire products through a merger with one or more companies that own such products. In any such merger, the owners of our merger partner could be issued or hold a substantial, or even controlling, amount of stock in our company or, in the event that the other company is the surviving company, in that other company.

Our Current Financial Resources May Limit Our Ability to Execute Certain Strategic Initiatives

      On December 31, 2003 we had approximately $11,644,000 in cash and cash equivalents and approximately $10,761,000 in working capital. Our significantly improved working capital position is due primarily to our completing a $5,440,000 private equity financing in May 2003 and an $8,695,000 private equity financing in September 2003, although we have used approximately $7,000,000 of the net proceeds of the September 2003 financing as initial capital for our obesity and type 2 diabetes subsidiary and we currently expect the balance of such proceeds to be available for the future operating needs of that subsidiary.

      In October 2003, we entered into an agreement to license FLOCOR to SynthRx, which will be responsible for developing potential product applications for FLOCOR. As a result of the agreement, we may be entitled to receive future milestone payments and royalties. Although we are not doing any further development work on TranzFect, should our two principal licensees for this technology successfully meet the defined milestones, we could receive future milestone payments and, should either of the licensees commercialize products based upon our technology, future royalty payments. However, there can be no assurance that our licensees will continue to develop or ever commercialize any products that are based on our FLOCOR or our TranzFect technology.

      Our strategic alliance with UMMS may require us to make significant expenditures to fund research at the institution relating to the development of therapeutic products based on the UMMS proprietary technology that we have licensed. We estimate that the aggregate amount of these sponsored research expenditures under our current commitments will be approximately $1,400,000 for 2004, approximately $1,500,000 for 2005 and approximately $800,000 for 2006. We have also agreed to fund approximately $487,000 of sponsored research at Massachusetts General Hospital over the next two years. Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16,055,000. Those milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.

      Although we believe that an existing NIH grant will be sufficient to fund substantially all of the costs of the currently planned Phase I trial of the HIV vaccine candidate using the technology we licensed from UMMS and Advanced BioScience Laboratories (ABL), we could be required to fund expenses of the trial not covered by the grant, which expenses could be significant. Under our license for this technology, following the completion of the currently planned Phase I trial, we will be responsible for all of the costs for subsequent clinical trials for this vaccine. The costs of subsequent trials for the HIV vaccine will be very substantial. We do not have any NIH or other governmental funding for these future trials, and there can be no assurance that we will be able to secure such funding for any of these trials.

      The expenditures potentially required under our agreements with the UMMS and ABL, together with the operating capital requirements of our obesity and type 2 diabetes subsidiary and our planned sponsored research funding for Massachusetts General Hospital, substantially exceed our current financial resources. Those required expenditures could require us to raise additional capital or to secure a licensee or strategic partner to fulfill our obligations to UMMS and to develop any products based on the technologies that we have licensed from UMMS, or to continue the operations of our obesity and type 2 diabetes subsidiary at the currently contemplated level. If we are unable to meet our various financial obligations under license agreements with UMMS, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our subsidiary.

Our New Obesity and Type 2 Diabetes Subsidiary May Not Be Able to Develop Products

      In order to develop obesity and type 2 diabetes products, our new subsidiary will first need to identify appropriate drug targets and pathways. We will be using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify highly promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying targets or pathways, we will also need to develop proprietary molecules that are safe and effective against those targets. The development process and the clinical testing of potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources. We currently plan to seek a strategic alliance with a major pharmaceutical company at a relatively early stage in our development work to complete the development, clinical testing, manufacturing and marketing of our obesity and type 2 diabetes products, but we may not be able to secure such a strategic partner on attractive terms or at all. Furthermore, we do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on the prior experience and current efforts of Dr. Michael P. Czech, the Chairman of the Scientific Advisory Board of our subsidiary, in establishing the scientific goals and strategies of our subsidiary, and Dr. Mark A. Tepper, the President of our subsidiary, in managing the operations of this subsidiary.

We Will Be Reliant Upon SynthRx to Develop and Commercialize FLOCOR

      In October 2003, we entered into an agreement under which we will license FLOCOR and our other co-polymer technologies to SynthRx and acquire a 19.9% equity interest in that newly formed biopharmaceutical company. SynthRx has limited financial resources and will have to either raise significant additional capital or secure a licensee or strategic partner to complete the development and commercialization of FLOCOR and these other technologies. SynthRx does not have any commitments from third parties to provide the capital that it will require and there can be no assurance that it will be able to obtain this capital or a licensee or strategic partner on satisfactory terms or at all.

      Our prior Phase III clinical trial of FLOCOR for the treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis did not achieve its primary objective. However, in that study, for patients 15 years of age and younger, the number of patients achieving a resolution of crisis was higher for FLOCOR-treated patients at all time periods than for placebo-treated patients, which may indicate that future clinical trials should focus on juvenile patients. To generate sufficient data to seek FDA approval for FLOCOR will require additional clinical studies, which will entail substantial time and expense for SynthRx.

      The manufacture of FLOCOR involves obtaining new raw drug substance and a supply of the purified drug from the raw drug substance, which requires specialized equipment. Should SynthRx encounter difficulty in obtaining the purified drug substance in sufficient amounts or at acceptable prices, SynthRx may be unable to complete the development or commercialization of FLOCOR on a timely basis or at all.

If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Terminate Our Operations

      Each of our products is in the development stage and must be successfully developed and then approved by the FDA or similar foreign governmental agencies before it can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees currently anticipate, due to numerous factors such as:

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

      The RNAi and other technologies that we have acquired from UMMS have not yet been clinically tested by us, nor are we aware of any clinical trials having been conducted by third parties involving similar technologies. Successful development of RNAi-based products will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body.

      In connection with the currently planned Phase I clinical trial being conducted by UMMS and ABL, we do not have a commercial relationship with a company that is providing an adjuvant for the HIV vaccine candidate, utilizing the technology that we have licensed from UMMS, that will be tested in that trial. We may be unable to use some or all of the results of that trial as part of our clinical data for obtaining FDA approval of this vaccine if we are unable or choose not to enter into an agreement to acquire the rights to use that third party’s adjuvant.

      Our TranzFect technology is currently in Phase I clinical trials that are being conducted by our licensee, Merck, as a component of a vaccine to prevent AIDS. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but the vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. Although the formulation of this tested vaccine was generally safe and well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect when tested in humans yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys.

We Are Unlikely to Recover Any Amounts from Global Genomics’ Portfolio Companies

      Due to its inability to raise needed capital, Blizzard Genomics, Inc. (Blizzard), which was Global Genomics’ principal portfolio company, has been unable to complete the development of any of its products and has been notified by the licensor of its core technologies that it is in default under its license for those technologies. Global Genomics’ other portfolio company is at a very early stage, is operating without any full-time or salaried employees and has not been able to raise the capital it will need to fund its planned operations and to acquire licenses to certain technologies that it will require. Accordingly, it appears unlikely that either of Global Genomics’ portfolio companies will generate revenues for us in the future and, in 2003, we recorded a write-off of the carrying value of our investments in those companies.

We May Be Involved in Legal Proceedings That Could Affect Our Business Operations or Financial Condition

      The Company may be involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which could result in adverse judgments, fines, or other sanctions. We have recently been notified by the Massachusetts State Ethics Commission (Massachusetts Commission) that it has initiated a Preliminary Inquiry into whether our previous retention of a consultant who introduced us to UMass constituted an improper conflict of interest under Massachusetts’ ethics laws. Since the inquiry is at a very preliminary stage, it is inherently difficult to predict whether the Massachusetts Commission will decide to initiate any formal proceedings, whether these proceedings will be directed at us or whether we will be found in any such proceedings to have violated any Massachusetts ethics laws. We also cannot estimate what our legal costs will be in connection with this proceeding, although these expenses could be substantial if a formal proceeding is initiated. Moreover, if the Massachusetts Commission were to determine that our conduct was unlawful, the Commission could impose a number of different penalties or sanctions upon us which under certain circumstances would have a material adverse effect on our business and financial condition.

We Are Subject to Intense Competition That Could Materially Impact Our Operating Results

      We and our strategic partners or licensees may be unable to compete successfully against our current or future competitors. The pharmaceutical, biopharmaceutical and biotechnology industry is characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working to develop new products in a number of areas similar to our primary fields of interest. There also is intense competition among companies seeking to acquire products that are already being marketed. Many of the companies with which we compete have, or are likely to have, substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than we and at least some of our present or future strategic partners or licensees.

      As a result, competitors may:

•	succeed in developing competitive products earlier than we or our strategic partners or licensees

•	obtain approvals for such products from the FDA or other regulatory agencies more rapidly than we or our strategic partners or licensees do

•	develop or otherwise obtain patents that block or inhibit the development and commercialization of our product candidates

•	develop treatments or cures that are safer or more effective than those we propose for our products

•	devote greater resources to marketing or selling their products

•	introduce or adapt more quickly to new technologies or scientific advances

•	introduce products that make the continued development of our product candidates uneconomical

•	withstand price competition more successfully than we or our strategic partners or licensees can

•	more effectively negotiate third-party strategic alliances or licensing arrangements

•	take advantage of product acquisition or other opportunities more readily than we can

      A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include a number of biopharmaceutical companies such as Sirna Therapeutics, Inc., Alnylam, Inc. and Benitec Ltd., as well as the multinational pharmaceutical companies that either have their own gene silencing product development programs or are working in collaboration with smaller biopharmaceutical companies that are focused on this area. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type 2 diabetes, including among others the diabetes drugs Avandia by Glaxo SmithKline PLC, Actos by Eli Lilly & Co., Glucophage by Bristol Myers Squibb Co., and Starlix by Novartis and the obesity drugs Xenical by F. Hoffman-La Roche Ltd. and Meridia by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., Epimmune, Inc., AlphaVax, Inc. and Immunitor Corporation, and ABL may also seek to develop competing HIV vaccines that could utilize a portion of the technology that we have licensed from UMMS and ABL.

      Although we do not expect FLOCOR to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR would have to compete against, such as tissue plasminogen activator (t-PA) and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, FLOCOR would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Decitabine, which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Antigenics, Inc. and adjuvants marketed by Corixa Corp. Blizzard Genomics’ products, if ever developed, would compete with a number of currently marketed products, including those offered by Axon Instruments, Inc., Affymetrix, Inc., Applied Precision, LLC, Perkin Elmer, Inc. and Agilent Technologies, Inc.

We Do Not Have the Ability to Manufacture Any of Our Products and Will Need to Rely upon Third Parties for the Manufacture of Our Clinical and Commercial Product Supplies

      We do not currently have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products. Accordingly, we will be dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies, or we will need to acquire the ability to manufacture these supplies ourselves, which could be very difficult, time-consuming and costly. We do not have manufacturing supply arrangements for our products, including any of the licensed RNAi technology or, with the exception of the clinical supplies for the currently planned Phase I trial, the HIV vaccine product that utilizes the HIV vaccine technology that we have licensed from UMMS. There can be no assurance that we will be able to secure needed manufacturing supply arrangements, or acquire the ability to manufacture the products ourselves, on attractive terms or at all. Delays in, or a failure to, secure these arrangements or abilities could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

We May Be Unable to Obtain or Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets

      Obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for our TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. We have a non-exclusive license to a patent owned by UMMS and the Carnegie Institution of Washington that covers the general field of gene silencing. The specific medical applications of the gene silencing technology and the other technologies that we have licensed from the UMMS are covered by a number of pending patent applications, but there can be no assurance that any of these patents will be issued. Moreover, other organizations and researchers have been active in the field of gene silencing, many patent applications covering different methods and compositions in the field of RNAi therapeutics have been and are expected to be filed, and certain organizations or researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. At least one of our competitors is seeking broad patent coverage in the RNAi field that could restrict the ability of others to develop certain RNAi-based therapeutics.

      Any litigation brought by us to protect our intellectual property rights or by third parties asserting intellectual property rights against us could be costly and have a material adverse effect on our operating results or financial condition, make it more difficult for us to enter into strategic alliances with third parties to develop our products, or discourage our existing licensees from continuing their development work on our potential products. If our patent coverage is insufficient to prevent third parties from developing or commercializing similar or identical technologies, the value of our assets is likely to be materially and adversely affected.

      We are sponsoring research at UMMS and Massachusetts General Hospital under agreements that give us certain rights to acquire licenses to inventions that arise from that research and we may enter into additional research agreements with those institutions, or others, in the future. There can be no assurance, however, that we will be able to acquire those licenses under satisfactory terms or at all.

We May Incur Substantial Costs from Future Clinical Testing or Product Liability Claims

      If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or by patients using our commercially marketed products. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We currently do not carry product liability insurance covering the use of our products in human clinical trials or the commercial marketing of these products, but anticipate that our licensees who are developing our products will carry liability insurance covering the clinical testing and marketing of those products. We may, in the future, seek to obtain clinical trial or product liability insurance for trials that we sponsor or products that we market, although there can be no assurance that we will be able to obtain this insurance at economically attractive rates or at all. However, if someone asserts a claim against us and the insurance coverage of our licensees or their other financial resources are inadequate to cover a successful claim, such successful claim may exceed our financial resources and cause us to discontinue operations. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.

Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management or May Discourage Others from Acquiring Us and, Thereby, Adversely Affect Stockholder Value

      We have a stockholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without the approval of our board of directors. The intent of the rights plan and our bylaw provisions is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors.

      We have a classified board of directors, which requires that at least two stockholder meetings, instead of one, will be required to effect a change in the majority control of our board of directors. This provision applies to every election of directors, not just an election occurring after a change in control. The classification of our board increases the amount of time it takes to change majority control of our board of directors and may cause potential purchasers to lose interest in the potential to purchase us, regardless of whether our purchase would be beneficial to us or our stockholders. The additional time and cost to change a majority of the members of our board of directors makes it more difficult and may discourage our existing stockholders from seeking to change our existing management in order to change the strategic direction or operational performance of our company.

      Our bylaws provide that directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause. Our bylaws also provide that a stockholder must give us at least 120 days notice of a proposal or director nomination that such stockholder desires to present at any annual meeting or special meeting of stockholders. Such provision prevents a stockholder from making a proposal or director nomination at a stockholder meeting without our having advance notice of that proposal or director nomination. This could make a change in control more difficult by providing our directors with more time to prepare an opposition to a proposed change in control. By making it more difficult to remove or install new directors, the foregoing bylaw provisions may also make our existing management less responsive to the views of our stockholders with respect to our operations and other issues such as management selection and compensation.

Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock

      As of December 31, 2003, there were outstanding stock options and warrants to purchase 10,130,119 shares of our common stock at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock, at the time of exercise of any such options or warrants, exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

      In August 2003, we registered a total of 14,408,252 shares of our outstanding common stock and an additional 3,848,870 shares of our common stock issuable upon exercise of outstanding options and warrants, which shares and options and warrants were issued primarily in connection with our merger with Global Genomics and the $5,440,000 private equity financing that we completed in May 2003. In December 2003, we registered a total of 6,113,448 shares of our common stock, consisting of the 5,175,611 shares we issued or that are issuable upon exercise of the warrants that we issued to the investors in connection with the $8,695,000 private equity financing in September 2003, and an additional 937,837 shares of our common stock that we issued or that are issuable upon the exercise of warrants having exercise prices ranging from $2.00 to $3.05 per share that we issued to certain other third parties. Both the availability for public resale of these various shares and the actual resale of these shares could adversely affect the trading price of our common stock.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2003 and 2002, and for each of the three years ended December 31, 2003, 2002 and 2001, together with the independent auditors’ reports thereon, are set forth on pages F-1 to F-23 of this Annual Report.

      Blizzard Genomics’ financial statements and the notes thereto as of December 31, 2003 and 2002, and for each of the three years ended December 31, 2003, 2002, and 2001 and the period from December 1, 1999 (date of inception) to December 31, 2003, together with the independent auditors’ reports thereon are set forth on pages F-25 to F-41 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective as of January 20, 2004, the Audit Committee of our Board of Directors dismissed Ernst & Young LLP (“E&Y”) as our independent auditors. Effective as of January 30, 2004, the Audit Committee of our Board of Directors engaged PricewaterhouseCoopers LLP (“PwC”) as our new independent auditors. During the years ended December 31, 2002 and December 31, 2001 and the subsequent period through January 30, 2004, neither we nor anyone on our behalf consulted with PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that PwC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereof, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

      On April 12, 2004, the Audit Committee of our Board of Directors dismissed PwC as our independent auditors. PwC was dismissed prior to completing its audit procedures and did not issue any report on our financial statements. On April 14, 2004, the Audit Committee engaged BDO Seidman, LLP (“BDO”) to serve as our independent auditors and to audit our financial statements for the year ended December 31, 2003.

Based on our desire to have the audit of these financial statements completed in as expeditious a fashion as possible, our Audit Committee had concluded that it was in our best interests to dismiss PwC and to engage new independent accountants to complete the audit of these financial statements.

      During the period from January 30, 2004 through April 12, 2004, there had been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused it to make reference thereto in its report had it completed an audit and issued a report on our financial statements, except as disclosed in the sixth paragraph below. In addition, for the same period, there had been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)), except as described in the sixth paragraph below.

      As previously reported in our Current Report on Form 8-K that was filed on April 1, 2004, we were unable to file this Annual Report by the extended April 14, 2004 deadline for that filing. Our Form 8-K also indicated that we were reviewing, with the assistance of PwC, the accounting treatment of our July 2002 acquisition of Global Genomics and Global Genomics’ assets at the time of its merger with us, which included Global Genomics and its existing investments in two genomics companies, Blizzard and Psynomics. These investments had an aggregate carrying value on our financial statements, as of September 30, 2003, of approximately $5.87 million. This accounting review delayed the completion of our financial statements for the year ended December 31, 2003 and, therefore, the filing of this Annual Report.

      Although we had previously disclosed, in our Current Report on Form 8-K dated January 16, 2004, that we would write off our investments in the two genomics companies in the quarter ended December 31, 2003, the following principal issues were identified during our accounting review:

(a) whether a portion of the purchase price in our July 2002 merger with Global Genomics (accounted for as a purchase of a group of assets, not a business combination) should have been allocated to an acquired assembled workforce, which would have reduced the amount of the purchase price allocated to the Blizzard and Psynomics investments ($7,309,000 and $78,000, respectively) and whether the amount originally determined to be the fair value of the Blizzard investment was overstated, and

(b) whether an other-than-temporary impairment charge should have been taken by us against the appropriate carrying value of the Blizzard investment earlier than in the fourth quarter of 2003.

      The resolution of these issues in a manner that would result in a different accounting than originally reported would have had no effect on our cash or working capital position for any accounting period nor would it have had a material effect on our net worth as of December 31, 2003. One possible resolution could, however, have resulted in our net loss for the year ended December 31, 2002 being materially larger than that reported by us in our financial statements for that year and in our reporting a net worth significantly lower than the net worth we reported in our financial statements for that year. Such a resolution, in turn, could have required a restatement of those financial statements as well as our unaudited financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003. Other possible resolutions could have resulted in the recognition of an other-than-temporary impairment charge in an earlier 2003 quarter and could have required a restatement of our unaudited financial statements for that and any subsequent quarter(s). However, the impact of the resolution of these issues on our net loss for the year ended December 31, 2002 and/or subsequent periods were not readily estimable by us because it would have depended on the amount of the purchase price to be allocated to other assets and the nature of those assets and the valuation of our investment in Blizzard as of December 31, 2002 and as of the end of each of the three subsequent quarters, each of which would be dependent upon various assumptions and valuation methods.

      Based upon the issues raised by PwC we thoroughly re-reviewed, in late March and early April 2004, the prior accounting treatment for the Global Genomics acquisition and the Blizzard investment. This review included, among other things, (i) our submission of additional documentation to PwC, (ii) discussions of these issues by our Audit Committee with PwC, (iii) discussions between PwC and us, (iv) discussions between E&Y and us and (v) the retention of a nationally respected valuation firm to review certain of the methodologies that were used by us in connection with the purchase price allocation for Global Genomics, including amounts, if any, that would be attributable to an acquired assembled workforce and methodologies utilized in our other-than-temporary impairment analyses and to assess what amount of the purchase price for Global Genomics could appropriately have been attributable to an acquired assembled work force, if any.

      Following our re-review of the accounting treatment for the purchase price for the Global Genomics merger and the carrying value of the Blizzard investment, we advised PwC, in early April 2004, that we continued to believe that the prior accounting treatment was correct in all material respects. We also advised PwC that our valuation firm had concluded that, even if any amount were to be allocated to an acquired assembled workforce, the valuation of such an acquired workforce would be only $250,000.

      During the course of its engagement PwC informed us that it disagreed with the timing of the fourth quarter 2003 other-than-temporary impairment charge that we had recorded related to our investment in Blizzard. PwC also informed us that PwC needed to significantly expand the scope of its audit procedures with respect to the matters identified in (a) and (b) above, including procedures designed to understand the impact, if any, of certain third party comments regarding indicators of value, and that it had not completed audit procedures regarding the nature and timing of our impairment of Blizzard and the original purchase price allocation upon our acquisition of Global Genomics in 2002.

      E&Y’s report on our financial statements for the years ended December 31, 2001 and December 31, 2002 did not contain any adverse opinion or a disclaimer of an opinion or any qualification as to uncertainty, audit scope or accounting principles. In connection with E&Y’s audits for those years there were no “disagreements” or “reportable events” as defined in Item 304 of Regulation S-K, except as described in this paragraph. However, we were informed by E&Y, in April 2004, that, until such time as the impact of the third party comments regarding indicators of value concerning Blizzard, referred to by PwC, were further evaluated, E&Y was not able to conclude as to whether the prior accounting treatment was appropriate in all material respects. E&Y advised us that, depending upon the outcome of those procedures, the financial statements for the year ended December 31, 2002, audited by E&Y, or the unaudited interim financial statements for the quarters ended March 31, June 30, and September 30, 2003, might require restatement. However, at no time did E&Y withdraw its opinion on our 2002 audited financial statements.

      A special committee of our Audit Committee subsequently performed an evaluation of the impact of the third party comments regarding indicators of value concerning Blizzard. This special committee concluded that we did not withhold from E&Y any documents that would have changed the conclusions reached by E&Y relative to the carrying value of Blizzard and its audit of our financial statements. After reviewing this evaluation, E&Y advised us that it had concluded that our audited 2002 financial statements and our unaudited interim financial statements for the quarters ended March 31, 2003 and June 30, 2003 did not require any restatement.

      During our two fiscal years ended December 31, 2002 and December 31, 2003 and the interim period through the date of our engagement of BDO to perform the audit of our financial statements for the year ended December 31, 2003, we did not consult with BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that BDO concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K), except as follows:

(a) On April 3, 2004, our Audit Committee engaged BDO to perform an extensive number of specified procedures with respect to our financial statements for the year ended December 31, 2003 which did not constitute an examination or review of those financial statements but which would assist BDO in completing an audit of those financial statements in a timely fashion in the event the Audit Committee subsequently engaged BDO to audit those financial statements. Subsequent to engaging BDO to perform these preliminary procedures, we consulted with BDO concerning the need to include separate audited financial statements of Blizzard in this Annual Report. BDO orally advised us that separate audited Blizzard financial statements were required to be included in this Annual Report. This advice was consistent with the advice previously received by us from PwC on this issue, no disagreement on this issue existed between PwC and us, and we subsequently filed these financial statements in this Annual Report, together with our financial statements.

(b) During the course of BDO’s performance of the above preliminary procedures, we did not solicit or receive any oral or written opinion from BDO with respect to the proper accounting treatment for the allocation of the purchase price paid by us in connection with its merger with Global Genomics or the subsequent carrying value of our investment in Blizzard. However, we did discuss with BDO our views on the proper accounting treatment for these items and provided BDO with certain of our accounting records, a valuation analysis prepared by a valuation firm in 2002 utilized by management in connection with its allocation of the purchase price for the Global Genomics merger and an analysis prepared in April 2004 by another valuation firm covering certain aspects of the allocation of that purchase price and the subsequent carrying value of Blizzard.

Item 9A.	Controls and Procedures

      An evaluation was performed by our management team, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table provides information concerning our directors and executive officers:

		Class of
Name	Age	Directors(1)	Position

Steven A. Kriegsman	62	II	Director, Chief Executive Officer, President
Alexander L. Cappello	48	III	Director
Louis Ignarro, Ph.D.	62	I	Director
Max Link	63	III	Director, Chairman(2)
C. Kirk Peacock	36	—	Chief Financial Officer, Treasurer(3)
Joseph Rubinfeld, Ph.D.	71	I	Director(2)
Marvin R. Selter	76	II	Director(2)
Mark A. Tepper, Ph.D.	46	—	Vice President; President, CytRx Laboratories, Inc.
Richard L. Wennekamp	61	II	Director(2)

(1)	Class I directors serve on the Board of Directors until the 2004 annual meeting of stockholders, Class II directors serve on the Board of Directors until the 2005 annual meeting of stockholders and Class III directors serve on the Board of Directors until the 2006 annual meeting of stockholders.

(2)	These directors constitute the four members of the Company’s Audit Committee. Marvin R. Selter is the Chairman of the Audit Committee.

(3)	Mr. Peacock will continue to serve as our Chief Financial Officer and Treasurer until June 15, 2004.

      Steven A. Kriegsman has been a director and our Chief Executive Officer since July 2002. He previously served as a director and the Chairman of Global Genomics since June 2000. Mr. Kriegsman is Chairman and founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies. Mr. Kriegsman has advised such companies as Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, Maxim Pharmaceuticals and Supergen Inc. Mr. Kriegsman has a B.S. degree from New York University in accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman serves as a director of Bradley Pharmaceuticals, Inc.

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

      Max Link has been a director since 1996. Dr. Link has been retired from business since 1994. From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange U.S. Holdings, Inc. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd.. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., Celsion Corporation, Columbia Laboratories, Inc., Discovery Laboratories, Inc., Human Genome Sciences, Inc. and Protein Design Laboratories, Inc.

      C. Kirk Peacock has been our Chief Financial Officer since August 2003. From December 2001 to March 2003, he was the Chief Financial Officer and Vice President of Operations at DigitalMed, Inc., a venture-backed subsidiary of Tenet Healthcare, the second largest U.S. healthcare provider. Prior to that, from October 2000 to July 2001, he was Chief Financial Officer at Ants.com, Inc., a venture-backed enterprise software concern, and Director-Accounting of Global Crossing Ltd. from February 1999 to October 2000. He also was the Controller at Equity Marketing, Inc. from August 1997 to February 1999. Mr. Peacock is a CPA who worked at Arthur Andersen LLP until August 1997.

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

      Marvin R. Selter has been a director since October 2003. He has been the President of CMS, Inc. since he founded that firm in 1968. CMS, Inc. is a national management consulting firm. Mr. Selter serves on the Executive Committee of the SFV Economic Alliance, is Chairman of the Valley Economic Development Center, is a member of the Business Tax Advisory Committee-City of Los Angeles, and is a member of the

Small Business Board and Small Business Advisory Commission-State of California. He has served, and continues to serve, as a member of boards of directors of various hospitals, universities, private medical companies and other organizations. Mr. Selter attended Rutgers University and majored in Accounting and Business Administration.

      Mark A. Tepper, Ph.D. is the President and co-founder of our subsidiary CytRx Laboratories (formerly Araios, Inc.) and our Corporate Vice President since September 2003. From November 2002 to August 2003, he served as an independent pharmaceutical consultant. Prior to that, from April 2002 to October 2002, he served as President and CEO of Arradial, Inc., an Oxford Biosciences Venture-backed company developing a novel microfluidics based drug discovery platform. From April 1995 to March 2002, Dr. Tepper served in a number of senior management roles at Serono including Vice President, Research and Operations for the US Pharmaceutical Research Institute and Executive Director of Lead Discovery. From 1988 to 1995, Dr. Tepper was Sr. Research Investigator at the Bristol Myers Squibb Pharmaceutical Research Institute where he worked on the discovery and development of novel drugs in the area of Oncology and Immunology. Prior to that, Dr. Tepper was a post-doctoral fellow at the University of Massachusetts Medical School in the laboratory of Dr. Michael Czech. Dr. Tepper received a B.A. in Chemistry from Clark University with highest honors, and a Ph.D. in Biochemistry and Biophysics from Columbia University.

      Richard L. Wennekamp has been a director since October 2003. He has been the Senior Vice President-Credit Administration of Community Bank since October 2002. From September 1998 to July 2002, Mr. Wennekamp was an executive officer of Bank of America Corporation, holding various positions, including Managing Director-Credit Product Executive for the last four years of his 22-year term with the bank. From 1977 through 1980, Mr. Wennekamp was a Special Assistant to former President of the United States, Gerald R. Ford, and the Executive Director of the Ford Transition Office. Prior thereto, he served as Staff Assistant to the President of the United States for one year, and as the Special Assistant to the Assistant Secretary of Commerce of the U.S.

      The Board of Directors has determined that Max Link, Joseph Rubinfeld, Marvin Selter and Richard Wennekamp are independent, under the current independence standards of both the Nasdaq Stock Market and the Securities and Exchange Commission, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) which could be inconsistent with a finding of their independence as members of our Board of Directors or as the members of our Audit Committee. In making these determinations, the Board of Directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.

      The Board of Directors has determined that Marvin R. Selter is an independent director serving on the Audit Committee who is an audit committee financial expert as defined by the SEC’s rules.

Section 16(a) Beneficial Ownership Reporting Compliance

      Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2003 were complied with, except as follows:

      Messrs. Ignarro, Rubinfeld, Link and Cappello, directors of the Company, each did not file a timely report on Form 4 of a grant to each of them of stock options. As to Mr. Cappello, the late filing included two grants of warrants that would otherwise have been filed on two additional reports. Messrs. McDade and Carnahan, former directors of the Company, each did not file a timely report on Form 4 of a grant to each of them of stock options. Forms 3 and/or 4 reporting each of the above transactions were subsequently filed by these individuals.

Code of Ethics

      We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller, a copy of which is filed as an exhibit to this Form 10-K.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table presents summary information concerning compensation paid or accrued by us for services rendered in all capacities during the fiscal years ended December 31, 2001, 2002 and 2003 for our President and Chief Executive Officer.

					Long-Term
					Compensation

					Securities
					Underlying	All Other
Name and Principal Position	Year		Salary	Bonus	Options (#)	Compensation

Steven A. Kriegsman	2003		$313,772	$150,000	1,000,000	$—
President and Chief Executive Officer	2002	(1)	110,000	—	—	—
	2001	(1)	$—	$—	—	$—

(1)	Mr. Kriegsman has been our Chief Executive Officer since July 2002.

Option Grants in Last Fiscal Year

      As a bonus for his services under his prior employment agreement with us, Mr. Kriegsman was granted as of June 20, 2003 a fully vested ten-year, nonqualified option under the 2000 Long-Term Incentive Plan to purchase 250,000 shares of our common stock at a price of $2.47 per share. As an incentive to enter into the amended and restated employment agreement, Mr. Kriegsman was granted as of June 20, 2003 a ten-year, nonqualified option under the Plan to purchase 750,000 shares of our common stock at a price of $2.47 per share.

      The following table contains information concerning grants of stock options during the fiscal year ended December 31, 2003 to the named executive officer listed in the Summary Compensation Table.

Option Grants in Twelve Months Ended December 31, 2003

	Individual Grants
				Potential Realized Value at
	Number of	% of Total		Assumed Annual Rates of
	Shares	Options		Stock Price Appreciation for
	Underlying	Granted to		Option Term(2)
	Options	Employees In	Exercise
Name	Granted(1)	Fiscal Year	Price	5%	10%

Steven A. Kriegsman	1,000,000	71.2%	$2.47	$1,553,370	$6,114,908

(1)	Options to purchase 250,000 shares vested on the date of grant. The options to purchase up to 750,000 shares will vest as to 250,000 shares of common stock on June 20, 2004 and will vest as to the remaining 500,000 shares in monthly installments of 1/24th each on the 20th day of each month thereafter, provided that Mr. Kriegsman remains in our continuous employ.

(2)	The potential realizable value shown in this table represents the hypothetical gain that might be realized based on assumed 5% and 10% annual compound rates of stock price appreciation over the full option term. These prescribed rates are not intended to forecast possible future appreciation of the common stock.

Fiscal Year-End Option Values

      The following table sets forth the number of options and total value of unexercised in-the-money options and warrants at December 31, 2003 for the executive officer named in the Summary Compensation Table above, using the price per share of our common stock of $1.86 on December 31, 2003. No stock options were exercised during 2003 by the named executive officer listed in the Summary Compensation Table above. The following table includes warrants issued to Steven A. Kriegsman by Global Genomics prior to our merger with that company that have been assumed by us covering 459,352 shares of our common stock.

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options at
	at December 31, 2003 (#)		December 31, 2003 ($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven A. Kriegsman	709,352	750,000	$849,801	$—

Compensation of Directors

      Periodically, our Board of Directors reviews the then-current director compensation policies and, from time to time, makes changes to such policies based on various criteria the Board deems relevant. Directors who are employees of our company receive no compensation for their service as directors or as members of Board committees.

      For the period January 1, 2003 to December 31, 2003, non-employee directors received a quarterly retainer of $1,500 and a fee of $1,500 for each Board meeting attended ($750 for meetings attended by teleconference and for Board actions taken by unanimous written consent) and $750 for each committee meeting attended. Non-employee directors who chair the Board or a Board committee receive an additional $250 for each meeting attended as the chair. During 2003, a payment of $2,500 was made to Raymond Carnahan, formerly the Chairman of our Audit Committee, in connection with internal auditing services provided to that committee. Options to purchase 10,000 shares of common stock are granted to each non-employee director annually. Such option grants are made subject to vesting in annual increments of one-third each.

Employment Agreements; Change in Control Agreements

Employment Agreement with Steven A. Kriegsman.

      Steven A. Kriegsman became our Chief Executive Officer on July 16, 2002 pursuant to a one-year employment agreement with us. Mr. Kriegsman’s employment agreement with us was amended and restated as of June 10, 2003 to continue through July 15, 2006. The employment agreement will automatically renew in July 2006 for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.

      Under his prior employment agreement with us, Mr. Kriegsman was permitted to serve as the President of the Kriegsman Capital Group and its affiliates, otherwise known as The Kriegsman Group. Pursuant to Mr. Kriegsman’s amended and restated employment agreement with us, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and that he may continue to serve as President of The Kriegsman Group only so long as necessary to complete certain current assignments.

      Under his prior employment agreement with us, Mr. Kriegsman was paid an annual base salary of $240,000. Under our amended and restated employment agreement with Mr. Kriegsman, effective July 16, 2003 his annual base salary was increased to $360,000. Our Board of Directors (or its Compensation Committee) will review the base salary annually and may increase (but not decease) the base salary at its sole discretion. In addition to his annual base salary, Mr. Kriegsman is eligible to receive an annual bonus, determined by our Board of Directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. As a bonus for his services under his prior employment agreement with us, Mr. Kriegsman was paid a cash bonus of $150,000 on June 16, 2003.

      As a bonus for his services under his prior employment agreement with us, Mr. Kriegsman was granted as of June 20, 2003 a fully vested ten-year, nonqualified option under the 2000 Long-Term Incentive Plan to purchase 250,000 shares of our common stock at a price of $2.47 per share. As an incentive to enter into the amended and restated employment agreement, Mr. Kriegsman was granted as of June 20, 2003 a ten-year, nonqualified option under the Plan to purchase 750,000 shares of our common stock at a price of $2.47 per share. This option will vest as to 1/3rd of the shares covered thereby on June 20, 2004 and will vest as to the remaining 2/3rds of such shares in monthly installments of 1/24 each on the 20th day of each month thereafter, provided that Mr. Kriegsman remains in our continuous employ.

      Mr. Kriegsman is also eligible to receive additional grants of options to purchase shares of our common stock. The number and terms of those options, including the vesting schedule, will be determined by our Board of Directors (or its Compensation Committee) in its sole discretion.

      In the event we terminate Mr. Kriegsman’s employment without “cause” (as defined), or if Mr. Kriegsman terminates his employment with “good reason” (as defined), (i) we have agreed to pay Mr. Kriegsman a lump-sum equal to his salary and prorated minimum annual bonus through to his date of termination, plus his salary and minimum annual bonus for a period of two years after his termination date, or until the expiration of the amended and restated employment agreement, whichever is later, (ii) he will be entitled to immediate vesting of all stock options or other awards based on our equity securities, and (iii) he will also be entitled to continuation of his life insurance premium payments and continued participation in any of our health plans through to the later of the expiration of the amended and restated employment agreement or 24 months following his termination date. Mr. Kriegsman will have no obligation in such events to seek new employment or offset the severance payments to him by the Company by any compensation received from any subsequent reemployment by another employer.

      Under Mr. Kriegsman’s amended and restated employment agreement with us, he and The Kriegsman Group are to provide us during the term of his employment with the first opportunity to conduct or take action with respect to any acquisition opportunity or any other potential transaction identified by them within the biotech, pharmaceutical or health care industries and that is within the scope of the business plan adopted by our Board of Directors. Mr. Kriegsman’s amended and restated employment agreement with us also contains confidentiality provisions relating to our trade secrets and any other proprietary or confidential information, which provisions shall remain in effect for five years after the expiration of the employment agreement with respect to proprietary or confidential information and for so long as our trade secrets remain trade secrets.

Change in Control Agreement with Steven A. Kriegsman.

      Mr. Kriegsman’s amended and restated employment agreement with us contains no provision for payment to him in the event of a change in control of CytRx. If, however, a change in control (as defined in our 2000 Long-Term Incentive Plan) occurs during the term of the amended and restated employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without cause or by him for good reason, then, to the extent that any payment or distribution of any type to or for Mr. Kriegsman by us resulting from the termination of his employment is or will be subject to the excise tax (“Excise Tax”) imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the Excise Tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the Excise Tax on such payments plus (ii) any penalty and interest assessments associated with such Excise Tax.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      There are no “interlocks,” as defined by the SEC, with respect to any member of the compensation committee. Joseph Rubinfeld, Ph.D., Marvin R. Selter and Richard L. Wennekamp are the current members of the compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information as of December 31, 2003 regarding securities authorized for issuance under our equity compensation plans. This table excludes warrants previously issued to

Steven A. Kriegsman by Global Genomics that we assumed in connection with our merger with Global Genomics.

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))

Plan Category
Equity compensation plans approved by our stockholders:
1994 Stock Option Plan	40,834	$1.80	60,850
1995 Stock Option Plan	—	—	22,107
1998 Long-Term Incentive Plan	132,541	$1.00	29,517
2000 Long-Term Incentive Plan	1,604,667	$2.00	6,270,702
Equity compensation plans not approved by our stockholders:
Outstanding Warrants(1)	6,892,725	$1.72	—

Total:	8,670,767	$1.76	6,383,176

(1)	Issued as compensation for various services.

      Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of April 20, 2004 by (1) each person who is known by us to beneficially own more than five percent of the common stock; (2) each director and nominee for director; (3) the named executive officer listed in the Summary Compensation Table under Item 11; and (4) all executive officers and directors as a group. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Shares of Common Stock

Name of Beneficial Owner**	Number	Percentage

University of Massachusetts Medical School	1,828,359	5.3%
365 Plantation Street, Suite 130 Worcester, MA 01605-2398
Alexander L. Cappello(1)	966,344	2.8%
Louis Ignarro, Ph.D.(2)	255,541	*
Steven A. Kriegsman(3)	4,521,100	13.3%
Max Link(4)	42,083	*
Joseph Rubinfeld(5)	5,333	*
Marvin R. Selter(6)	357,451	1.0%
Richard Wennekamp	—	—
All executive officers and directors as a group (9 persons)(7)	6,147,852	18.0%

*	Represents beneficial ownership of less than one percent of common stock.

**	Except as otherwise indicated, the address of each of the beneficial owners listed below is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049

(1)	Includes 813,082 shares subject to options or warrants exercisable within 60 days. Shares of our common stock and options to purchase shares of our common stock beneficially owned by Mr. Cappello are held through the Alexander L. and Linda Cappello 2001 Family Trust.

(2)	Includes 163,625 shares subject to options or warrants exercisable within 60 days.

(3)	Includes 959,352 shares subject to options or warrants exercisable within 60 days.

(4)	Includes 12,876 shares subject to options or warrants exercisable within 60 days.

(5)	Includes 5,333 shares subject to options or warrants exercisable within 60 days.

(6)	Shares of our common stock beneficially owned by Mr. Selter are held through the Selter Family Trust and Selter IRA Rollover.

(7)	Includes 1,954,268 shares subject to options or warrants exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions

      Effective January 1, 2001, we entered into an agreement with Cappello Capital Corp. in which Cappello Capital served as our exclusive financial advisor. The initial term of that agreement was for a period of twelve months and was subsequently extended for an additional twelve-month period to December 31, 2002. Under the agreement, Cappello Capital assisted us with analysis of potential transactions and strategic alternatives, including possible private placements of equity, debt or convertible securities, strategic alliances, the sale of all or a portion of CytRx, recapitalization or strategic acquisitions.

      In May 2003, we entered into a new agreement with Cappello Capital in which Cappello Capital serves as our exclusive financial advisor and offers similar services as under the prior agreement described above. The term of this agreement is for a period of twelve months, subject to earlier termination by either party upon 30 days notice. As compensation for its services, we agreed to pay Cappello Capital a retainer fee of $20,000 per month for the duration of the engagement. Additionally, if we proceed with any of the transactions described in the agreement, we are required to pay Cappello Capital a fee equal to between 3% and 7.5% of the value of the applicable transaction, depending upon the nature of the transaction and the dollar amount involved. We also will be required upon the closing of a financing transaction to issue Cappello Capital a warrant to purchase shares of our common stock equal to 10% of the number of our shares issued in the transaction at the same exercise price at which the shares were issued in that transaction.

      Pursuant to our May 2003 agreement, we paid Cappello Capital a placement fee of $408,000 in connection with our May 2003 private placement and issued warrants to purchase a total of 367,569 shares of our common stock to certain persons designated by that firm. One of the designees was the Alexander L. and Linda Cappello 2001 Family Trust, to which we issued warrants to purchase 133,767 shares of our common stock at $1.85 per share and warrants to purchase 33,132 shares of our common stock at $3.05 per share. We valued all of the warrants to purchase 367,569 of shares of our common stock at $1,060,066 and the warrants issued to the Alexander L. and Linda Cappello 2001 Family Trust to purchase a total of 166,899 shares of our common stock at $481,357 for financial statement purposes. Alexander L. Cappello, one of our directors, is Chairman and Chief Executive Officer of Cappello Group, Inc., an affiliate of Cappello Capital. We believe that the terms under which we engaged Cappello Capital were at least as favorable to us as could have been obtained from an unrelated third party.

      Since July 16, 2002, Steven A. Kriegsman has been our Chief Executive Officer and one of our directors. In July 2002, we entered into an agreement with the Kriegsman Capital Group, an affiliate of Mr. Kriegsman, whereby the Kriegsman Capital Group agreed to provide us with office space and certain administrative services. In 2003, we paid a total of approximately $70,000 to the Kriegsman Capital Group under this agreement. The charges were determined based upon actual space used and estimated percentages of employee time used. We believe that the terms under which we paid the Kriegsman Capital Group for rent and other expenses are at least as favorable to us as could have been obtained from an unrelated third party.

      We entered into an agreement, dated as of July 17, 2003 (and subsequently amended on October 18, 2003), with Louis Ignarro, Ph.D., one of our current directors. Pursuant to the agreement, Dr. Ignarro agreed to serve as our Chief Scientific Spokesperson to the medical and financial communities. As payment for his services, Dr. Ignarro was granted a non-qualified stock option under our 2000 Long-Term Incentive Plan to purchase 350,000 registered shares of our common stock at an exercise price equal to $1.89, the closing price for our common stock on Nasdaq on the date of grant. The option has a term of seven years, from July 17, 2003 to October 17, 2003, vested monthly at the rate of 4,839 shares for each day of services provided by

Dr. Ignarro in that month and, from October 18, 2003, vests monthly at a rate of 15,975 shares for the remaining term of the agreement. Either party may terminate the agreement at any time, and any unvested shares under the option as of the date of termination of the agreement will be cancelled. As of December 31, 2003, 62,442 shares of common stock under the option had vested.

Item 14.	Principal Accountant Fees and Services

      In April 2004, we engaged BDO Seidman, LLP (“BDO”) to audit our financial statements for the year ended December 31, 2003, but have not paid or agreed to pay that firm any fees for services rendered with respect to any period ending on or before December 31, 2003, except for their fees to audit our financial statements for the year ended December 31, 2003. Ernst & Young LLP (“E&Y”) previously served as our independent accountants and audited our financial statements for the year ended December 31, 2002.

Audit Fees

      The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2002 and the estimated fees for the audit for the fiscal year ended December 31, 2003 are as follows:

Year:	BDO	E&Y

2003	$45,000	n/a
2002	n/a	$226,100

      E&Y reviewed our financial statements included in our Form 10-Qs during the years ended December 31, 2002 and December 31, 2003. The aggregate fees billed for professional services rendered by E&Y for the review of such financial statements were as follows:

2003 Quarterly Reviews:	$23,000
2002 Quarterly Reviews:	$12,100

Audit Related Fees

      For the fiscal year ended December 31, 2003, BDO rendered $160,000 of other audit-related services. No assurance or other audit related services were rendered by E&Y for the fiscal years ended December 31, 2002 or December 31, 2003.

Tax Fees

      The aggregate fees billed by E&Y for professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2002 and during the year ended December 31, 2003 and the estimated fees for such services being provided by BDO for the year ended December 31, 2003 are as follows:

Year:	BDO	E&Y

2003	$25,000	$0
2002	n/a	$14,190

All Other Fees

      No other services were rendered by E&Y or BDO for the years ended December 31, 2002 or December 31, 2003. Our Audit Committee has pre-approved all services (audit and non-audit) provided or to be provided to us by E&Y or BDO for the years ended December 31, 2002 and December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this 10-K:

      (1) Financial Statements

      The consolidated financial statements of the Company and the related report of independent auditors thereon are set forth on pages F-1 to F-22 of this Annual Report on Form 10-K. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Reports of Independent Auditors

      The financial statements of the Blizzard Genomics, Inc. and the related report of independent auditors thereon are set forth on pages F-25 to F-41 of this Annual Report on Form 10-K. These consolidated financial statements are as follows:

Balance Sheets as of December 31, 2003 and 2002

Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Reports of Independent Auditors

      (2) Financial Statement Schedules

      The following financial statement schedule is set forth on page F-24 of this Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

      (3) Exhibits

      See Exhibit Index on page 47 of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      None.

CytRx Corporation

Form 10-K Exhibit Index

Exhibit
Number

2.1	Agreement and Plan of Merger dated February 11, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.	(m	)
2.2	First Amendment to Agreement and Plan of Merger dated May 22, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.	(m	)
3.1	Restated Certificate of Incorporation	(a	)
3.2	Restated By-Laws	(b	)
3.3	Certificate of Amendment to Restated Certificate of Incorporation	(m	)
3.4	Corrected Restated Certificate of Incorporation	(n	)
3.5	Certificate of Amendment to Restated Certificate of Incorporation
4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer & Trust Company as Rights Agent	(c	)
4.2	Amendment No. 1 to Shareholder Protection Rights Agreement	(k	)
4.3	Stock Restriction and Registration Rights Agreement	(o	)
4.4	Warrant issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting Engagement Letter dated July 20, 2002	(p	)
4.5	Warrant issued on February 21, 2003 to Corporate Capital Group International Ltd. Inc.	(r	)
4.6	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the May 29, 2003 private placement	(s	)
4.7	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the September 16, 2003 private placement	(v	)
4.8	Warrant issued on December 1, 2003 to MBN Consulting, LLC
10.1	Agreement with Emory University, as amended	(d	)
10.2	Option Agreement granting PSMA Development Company option to enter into a license agreement with CytRx Corporation dated December 23, 2002	(q	)
10.3*	Amended and Restated Employment Agreement between CytRx Corporation and Jack J. Luchese	(i	)
10.4*	Amended and Restated Change of Control Employment Agreement between CytRx Corporation and Jack J. Luchese	(i	)
10.5*	Amendment No. 1 to Employment Agreement with Jack J. Luchese	(k	)
10.6*	Amendment No. 1 to Change in Control Employment Agreement with Jack J. Luchese	(k	)
10.7*	1986 Stock Option Plan, as amended and restated	(f	)
10.8*	1994 Stock Option Plan, as amended and restated	(e	)
10.9*	1995 Stock Option Plan	(g	)
10.10*	1998 Long-Term Incentive Plan	(h	)
10.11*	2000 Long-Term Incentive Plan	(k	)
10.12*	Amendment No. 1 to 2000 Long-Term Incentive Plan	(m	)
10.13*	Amendment No. 2 to 2000 Long-Term Incentive Plan	(m	)
10.14*	Amendment No. 3 to 2000 Long-Term Incentive Plan
10.15*	Amendment No. 4 to 2000 Long-Term Incentive Plan
10.16+	License Agreement dated November 1, 2000 by and between CytRx Corporation and Merck & Co., Inc.	(j	)
10.17	License Agreement dated February 16, 2001 by and between CytRx Corporation and Ivy Animal Health, Inc.	(k	)

Exhibit
Number

10.18+	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated	(l	)
10.19*	Amended and Restated Employment Agreement dated as of May 2002 between CytRx Corporation and Steven A. Kriegsman	(p	)
10.20	Extension of financial advisory agreement between CytRx Corporation and Cappello Capital Corp. dated January 1, 2002	(p	)
10.21	Agreement between Kriegsman Capital Group and CytRx Corporation dated February 11, 2002 regarding office space rental	(p	)
10.22	Marketing Agreement with Madison & Wall Worldwide, Inc. dated August 14, 2002	(p	)
10.23	Non-exclusive financial advisory agreement between CytRx Corporation and Sands Brothers & Co. Ltd. dated September 12, 2002	(p	)
10.24	Agreement between Kriegsman Capital Group and CytRx Corporate dated January 29, 2003 regarding office space rental and shared services	(r	)
10.25	Consulting Agreement, dated February 21, 2003 between CytRx Corporation and Corporate Capital Group International Ltd. Inc.	(r	)
10.26	Securities Purchase Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signatory page thereof	(s	)
10.27	Registration Rights Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(s	)
10.28+	Non-Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNA sequence specific mediators of RNA interference	(t	)
10.29+	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering in vivo production of small interfering RNAs	(t	)
10.30+	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibitation of gene expression in adipocytes using interference RNA	(t	)
10.31+	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNAi targeting of viruses	(t	)
10.32+	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering primary and polyvalent HIV-1 envelope glycoprotein DNA vaccines	(t	)
10.33+	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering gene based therapeutics for solid tumor treatments	(t	)
10.34+	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering selective silencing of a dominant ALS gene by RNAi	(t	)
10.35	Investment Banking Agreement dated April 1, 2003 between Rockwell Asset Management Inc. and CytRx Corporation	(u	)
10.36	Investment Banking Agreement dated April 3, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(u	)
10.37	First Amendment to Investment Banking Agreement dated June 4, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(u	)
10.38	Exclusive Financial Advisor Engagement Agreement dated May 16, 2003 between Cappello Capital Corp. and CytRx Corporation	(u	)
10.39	Modification letter dated June 6, 2003 to Engagement Agreement between Cappello Capital Corp. and CytRx Corporation	(u	)
10.40	Engagement Letter dated May 27, 2003 between Cardinal Securities, LLC and CytRx Corporation	(u	)

Exhibit
Number

10.41*	Second Amended and Restated Employment Agreement dated June 10, 2003 between Steven A. Kriegsman and CytRx Corporation	(u	)
10.42	Financial Consulting Agreement dated May 10, 2003 between James Skalko and CytRx Corporation	(u	)
10.43	Form of Securities Purchase Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signatory page thereof	(v	)
10.44	Form of Registration Rights Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(v	)
10.45+	Amended and Restated License Agreement dated as of September 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibition of gene expression in adipocytes using interference RNA, certain data bases, the use of endoplasmic reticulum stress response pathway of adipose cells to enhance whole body insulin sensitivity, and receptor-activated reporter systems	(w	)
10.46	Second Amendment to Investment Banking Agreement dated as of August 13, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(w	)
10.47*	Agreement dated as of July 17, 2003 between Dr. Louis J. Ignarro and CytRx Corporation	(w	)
10.48*	Employment Agreement dated as of August 1, 2003 between C. Kirk Peacock and CytRx Corporation	(w	)
10.49*	Employment Agreement dated as of September 17, 2003 between Mark A. Tepper and Araios, Inc.	(w	)
10.50	Agreement of Settlement and Release dated August 8, 2003 among Corporate Capital Group International Ltd., Inc, Peter Simone and CytRx Corporation	(w	)
10.51	Confirming letter dated September 19, 2003 to the engagement agreement dated May 16, 2003 between Cappello Capital Corp. and CytRx Corporation	(w	)
10.52	Preferred Stock Purchase Agreement dated as of September 16, 2003 between Araios, Inc. and CytRx Corporation	(w	)
10.53	Stockholders Agreement dated as of September 17, 2003 among Araios, Inc., Dr. Michael Czech and CytRx Corporation	(w	)
10.54	Private Placement Agent Agreement dated September 15, 2003 between Dunwoody Brokerage Services, Inc. and CytRx Corporation	(w	)
10.55	Private Placement Agent Agreement dated September 15, 2003 between Gilford Securities Incorporated and CytRx Corporation	(w	)
10.56	Agreement dated as of September 16, 2003 between Maxim Group, LLC and CytRx Corporation	(w	)
10.57	Amended and Restated Professional Services Agreement among CytRx Corporation, The Kriegsman Group and Kriegsman Capital Group, dated as of July 1, 2003
10.58+	Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc. and CytRx Corporation, dated as of December 3, 2003
10.59+	Amended and Restated Exclusive License Agreement among University of Massachusetts Medical School, CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003
10.60+	Collaboration Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc. and CytRx Corporation, dated as of December 22, 2003
10.61+	Sublicense Agreement between CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003
10.62+	Agreement between CytRx Corporation and Dr. Robert Hunter regarding SynthRx, Inc. dated October 20, 2003
10.63	Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000

Exhibit
Number

10.64	Assignment to CytRx Corporation effective July 1, 2003 of Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000
10.65*	Amendment dated October 18, 2003 to Agreement between Dr. Louis J. Ignarro and CytRx Corporation dated as of July 17, 2003
10.66	Consulting Agreement dated December 1, 2003 between CytRx Corporation and MBN Consulting, LLC
10.67	Office Lease between Araios, Inc. and Are-One Innovation Drive, LLC dated 11-19-03
14.1	Code of Ethics
21.1	Subsidiaries
23.1	Consent of BDO Seidman, LLP
23.2	Consent of Ernst & Young LLP
23.3	Consent of BDO Seidman, LLP
23.4	Consent of Silverman Olson Thorvilson & Kaufmann, Ltd.
23.5	Consent of Ernst & Young LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.
(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997
(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997
(c)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 1997
(d)	Incorporated by reference to the Registrant’s Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986
(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1997
(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 1996
(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995
(h)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 1998
(i)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2000
(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/ A filed on March 16, 2001
(k)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 2001
(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2001
(m)	Incorporated by reference to the Registrant’s Proxy Statement filed June 10, 2002
(n)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-91068) filed on June 24, 2002
(o)	Incorporated by reference to the Registrant’s 8-K filed on August 1, 2002
(p)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2002
(q)	Incorporated by reference to the Registrant’s 10-K filed on March 31, 2003
(r)	Incorporated by reference to the Registrant’s 10-Q filed on May 15, 2003
(s)	Incorporated by reference to the Registrant’s 8-K filed on May 30, 2003
(t)	Incorporated by reference to the Registrant’s S-3 Amendment No. 4 (File No. 333-100947) filed on August 5, 2003
(u)	Incorporated by reference to the Registrant’s 10-Q filed on August 14, 2003
(v)	Incorporated by reference to the Registrant’s 8-K filed on September 17, 2003
(w)	Incorporated by reference to the Registrant’s 10-Q filed on November 12, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

By:	/s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman

President and Chief Executive Officer

Date: May 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN A. KRIEGSMAN Steven A. Kriegsman	President and Chief Executive Officer and Director (principal executive officer)	May 13, 2004

/s/ C. KIRK PEACOCK C. Kirk Peacock	Chief Financial Officer (principal financial and accounting officer)	May 13, 2004

/s/ ALEXANDER L. CAPPELLO Alexander L. Cappello	Director	May 13, 2004

/s/ LOUIS J. IGNARRO, PH.D. Louis J. Ignarro, Ph.D.	Director	May 13, 2004

/s/ MAX LINK Max Link	Director	May 13, 2004

/s/ JOSEPH RUBINFELD, PH.D. Joseph Rubinfeld, Ph.D.	Director	May 13, 2004

/s/ MARVIN R. SELTER Marvin R. Selter	Director	May 13, 2004

/s/ RICHARD L. WENNEKAMP Richard L. Wennekamp	Director	May 13, 2004

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$11,644,446	$387,314
Short-term investments	—	1,401,358
Current portion of note receivable	—	135,291
Prepaid and other current assets	236,349	222,027

Total current assets	11,880,795	2,145,990

Property and equipment, net	227,413	1,084

Other assets:
Investment in minority-owned entity — acquired developed technology	—	6,644,492
Note receivable, less current portion	—	229,958
Prepaid and other assets	216,076	262,060

Total other assets	216,076	7,136,510

Total assets	$12,324,284	$9,283,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738,135	$79,947
Accrued expenses and other current liabilities	381,977	428,490

Total current liabilities	1,120,112	508,437
Accrued loss on facility abandonment	312,433	419,038
Deferred gain on sale of building	93,836	121,762
Deferred revenue	275,000	275,000

Total liabilities	1,801,381	1,324,237

Minority interest	330,287	—

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 34,392,000 and 22,143,927 shares issued at December 31, 2003 and 2002, respectively	34,392	22,144
Additional paid-in capital	102,239,460	82,173,839
Treasury stock, at cost (633,816 shares held at December 31, 2003 and 2002)	(2,279,238)	(2,279,238)
Accumulated deficit	(89,801,998)	(71,957,398)

Total stockholders’ equity	10,192,616	7,959,347

Total liabilities and stockholders’ equity	$12,324,284	$9,283,584

The accompanying notes are an integral part of these consolidated balance sheets.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

Income:
Service revenues	$—	$22,453	$101,463
License fees	94,000	1,051,000	3,751,000
Grant revenue	—	46,144	156,729

	94,000	1,119,597	4,009,192

Expenses:
Cost of service revenues	—	11,287	70,501
Research and development (includes non-cash stock compensation of $2,902,484 in 2003)	4,387,599	767,102	1,844,038
Common stock, stock options and warrants issued for selling, general and administrative	3,148,047	229,550	1,440,934
Selling, general and administrative	3,840,620	1,703,402	1,161,095
Depreciation and amortization	2,130	793,563	586,249
Severance and other contractual payments to officers	—	1,822,454	—
Asset impairment charge	—	920,939	—
Loss on facility abandonment	—	477,686	—

	11,378,396	6,725,983	5,102,817

Loss before other income	(11,284,396)	(5,606,386)	(1,093,625)
Other income —
Interest income	82,064	95,508	162,284

	(11,202,332)	(5,510,878)	(931,341)
Equity in losses from minority-owned entity	(6,662,031)	(664,758)	—
Minority interest in losses of subsidiary	19,763	—	—

Net loss	$(17,844,600)	$(6,175,636)	$(931,341)

Basic and diluted loss per common share	(0.65)	(0.39)	(0.09)

Basic and diluted weighted average shares outstanding	27,324,794	16,004,155	10,358,381

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Additional	Accumulated	Treasury
	Shares Issued	Amount	Paid-in Capital	Deficit	Stock	Total

Balance at January 1, 2001	10,734,012	$10,734	$72,737,739	$(64,850,421)	$(2,279,238)	$5,618,814
Issuance of common stock	725,000	725	453,619	—	—	454,344
Issuance of stock options/warrants	—	—	1,440,934	—	—	1,440,934
Net loss	—	—	—	(931,341)	—	(931,341)

Balance at December 31, 2001	11,459,012	11,459	74,632,292	(65,781,762)	(2,279,238)	6,582,751
Issuance of common stock	324,999	326	109,408	—	—	109,734
Common stock issued for Acquisition of Global Genomics	8,948,204	8,948	5,785,014	—	—	5,793,962
Common stock and warrants issued in conjunction with acquisition of Global Genomics	548,330	548	899,693	—	—	900,241
Common stock issued in lieu of cash for officers severance and bonuses	863,382	863	517,882	—	—	518,745
Issuance of stock options/warrants	—	—	229,550	—	—	229,550
Net loss	—	—	—	(6,175,636)	—	(6,175,636)

Balance at December 31, 2002	22,143,927	22,144	82,173,839	(71,957,398)	(2,279,238)	7,959,347
Issuance of common stock for research and development	1,828,359	1,828	2,550,606	—	—	2,552,434
Common stock and warrants issued in connection with private placements	7,081,025	7,081	12,485,543	—	—	12,492,624
Issuance of common stock for services	700,000	700	1,534,050	—	—	1,534,750
Issuance of stock options/warrants	—	—	1,613,297	—	—	1,613,297
Options and warrants exercised	2,638,689	2,639	1,882,125	—	—	1,884,764
Net loss	—	—	—	(17,844,600)	—	(17,844,600)

Balance at December 31, 2003	34,392,000	$34,392	$102,239,460	$(89,801,998)	$(2,279,238)	$10,192,616

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(17,844,600)	$(6,175,636)	$(931,341)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,130	793,563	586,249
Equity in losses from minority-owned entity	6,662,031	664,758	—
Minority interest in losses of subsidiary	(19,763)	—	—
Stock option and warrant expense	1,613,297	229,550	1,440,934
Common stock issued for services	1,534,750	—	—
Non-cash research and development	2,902,484	—	—
Asset impairment charge	—	920,939	—
Changes in assets and liabilities:
Note receivable	365,249	122,467	110,860
Prepaid and other assets	14,123	(379,849)	45,071
Accounts payable	658,188	(98,830)	(119,459)
Other liabilities	(181,044)	395,222	(93,120)

Total adjustments	13,551,445	2,647,820	1,970,535

Net cash (used in) provided by operating activities	(4,293,155)	(3,527,816)	1,039,194

Cash flows from investing activities:
Purchases of held-to-maturity securities	—	(1,401,358)	—
Redemption of held-to-maturity securities	1,401,358	—	—
Net cash paid related to acquisition	—	(615,064)	—
Purchases of property and equipment	(228,459)	—	—
Disposals of property and equipment, net	—	30,142	—

Net cash provided by (used in) investing activities	1,172,899	(1,986,280)	—

Cash flows from financing activities — Net proceeds from issuance of common stock	14,377,388	628,496	454,344

Net increase (decrease) in cash and cash equivalents	11,257,132	(4,885,600)	1,493,538
Cash and cash equivalents at beginning of year	387,314	5,272,914	3,779,376

Cash and cash equivalents at end of year	$11,644,446	$387,314	$5,272,914

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

      CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with a development-stage subsidiary, CytRx Laboratories, Inc. (the “Subsidiary”), based in Worcester, Massachusetts (see Note 10). The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV), as well as a DNA-based HIV vaccine technology and a cancer therapeutic technology. In addition, the Company has entered into strategic alliances with third parties to develop several of the Company’s other products.

      On July 19, 2002, CytRx consummated a merger with Global Genomics Capital, Inc., a development-stage company which became a wholly-owned subsidiary of the Company (see Note 11). This subsidiary was renamed GGC Pharmaceuticals, Inc., but is referred to herein as “Global Genomics.” Global Genomics is a genomics holding company that has a 40% ownership interest in Blizzard Genomics, Inc. (“Blizzard”), a development-stage company based in Minneapolis, Minnesota, and a 5% ownership interest in Psynomics, Inc. (“Psynomics”), a development-stage company based in San Diego, California. The Company accounts for its investment in Blizzard using the equity method and in Psynomics using the cost method. The Company recorded a write off of its investments in Blizzard and Psynomics in 2003 (See Note 11).

      To date, the Company had relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate the funds needed to finance its operations. Management believes the Company’s cash and cash equivalents balances will be sufficient to meet cash requirements through the next twelve months. The Company will be required to obtain additional funding in order to execute its long-term business plans. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain significant additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

2.     Summary of Significant Accounting Policies

      Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of CytRx together with those of its majority-owned subsidiaries. The accounts of the Subsidiary are included since September 17, 2003 (see Note 10). The accounts of Global Genomics are included since July 19, 2002 (see Note 11).

      Revenue Recognition — Service revenues relate to recruiting services rendered and are recognized at the time services are rendered because all obligations necessary to earn such revenues have been completed by the Company at that time. Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred. The costs incurred under such arrangements are recorded as research and development expense and approximate the revenues reported in the accompanying statements of operations. Non-refundable license fee revenue is recognized when collectibility is reasonably assured, which is generally upon receipt, when no continuing involvement of the Company is required and payment of the license fee represents the culmination of the earnings process. Non-refundable license fees received subject to future performance by the Company or that are credited against future payments due to the Company are deferred and recognized as services are performed and collectibility is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations thereunder.

      Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Investments — Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are included in investment income and are determined on a first-in, first-out basis.

      Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, notes receivable and accounts payable approximate their fair values.

      Property and Equipment — Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest an impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.

      Patents and Patent Application Costs — Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain. Patent costs are therefore expensed rather than capitalized.

      Basic and Diluted Loss per Common Share — Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options, warrants and convertible Subsidiary common stock) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 10,430,000 shares, 6,627,000 and 5,532,000 shares at December 31, 2003, 2002 and 2001, respectively.

      Shares Reserved for Future Issuance — As of December 31, 2003, the Company has reserved approximately 6,383,000 of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans and warrants issued to consultants and investors.

      Stock-based Compensation — The Company grants stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants and warrants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants and warrants issued to employees for which the terms are fixed. For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS 123”), provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company has continued to account for stock-based compensation for employees in accordance with APB 25 (See Note 13). The Company has also granted stock options and warrants to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are accounted for in accordance with SFAS 123 and related interpretations and are valued at the fair market value of the options and warrants granted or the services received, whichever is more reliably measurable.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier.

      SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation  — Transition and Disclosure (“SFAS 148”), requires the presentation of pro forma information as if the Company had accounted for its employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the vesting period. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	2003	2002	2001

Net loss, as reported	$(17,845)	$(6,176)	$(931)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(928)	(1,229)	(663)

Pro forma net loss	$(18,773)	$(7,405)	$(1,594)

Loss per share, as reported (basic and diluted)	$(0.65)	$(0.39)	$(0.09)
Loss per share, pro forma (basic and diluted)	$(0.69)	$(0.46)	$(0.15)

      The fair value for the Company’s options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Weighted average risk free interest rate	2.82%	2.74%	5.29%
Dividend yields	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	0.99	0.99	0.98
Weighted average years outstanding	5.1	3.6	7.2

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants and employee stock options.

      Research and Development Expenses — Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Technology developed for use in our products is expensed as incurred until technological feasibility has been established. Expenditures to date have been classified as research and development expense.

      Income Taxes — Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and note receivable. The Company maintains cash and cash equivalents in large well-capitalized financial

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

institutions and the Company’s investment policy disallows investment in any debt securities rated less than “investment-grade” by national ratings services. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company generally does not require collateral or other security from its customers for sales made on credit. The Company is at risk to the extent accounts receivable and note receivable amounts become uncollectible.

      Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Segment Information — Management uses consolidated financial information in determining how to allocate resources and assess financial performance. For this reason, the Company has determined that it is principally engaged in one industry segment.

      Reclassifications — Certain prior year balances have been reclassified to conform with the 2003 presentation.

      Recently Issued Accounting Standards — In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement changes the classification of certain financial instruments from equity to liabilities. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003, which did not have a material impact on its consolidated financial statements.

      In April 2003, the FASB issued SFAS Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after June 30, 2003. As the Company has not entered into derivative instruments or hedging activities, adoption of this statement does not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN No. 46”) as superseded in December 2003 by FASB-issued Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46R is applicable starting January 1, 2004. The Company does not believe the effect of FIN 46R on the Company’s consolidated financial statements will be material.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The Company adopted FIN 45 effective January 1, 2003. Adoption did not have a material impact on the Company’s financial statements.

3.     Investments

      At December 31, 2003 and 2002, the Company held approximately $0 and $1,401,000, respectively, in investments, reported as short-term investments in the accompanying consolidated balance sheets. The contractual maturities of securities held at December 31, 2002 were one year or less. At December 31, 2002, the Company classified all of its investments (consisting entirely of U.S. Government obligations) as held-to-maturity. The fair market value approximated the carrying costs and gross unrealized and realized gains/losses were immaterial.

4.     Restricted Assets

      At December 31, 2003 and 2002, the Company held approximately $50,000 and $0, respectively, in investments (consisting entirely of Certificates of Deposit), reported in Prepaid and Other Current Assets in the accompanying consolidated balance sheets. The contractual maturities of securities held at December 31, 2003 were one year or less. At December 31, 2003, the investments were pledged as collateral for a letter of credit for the same amount issued in connection with one of the Company’s lease agreements.

5.     Property and Equipment

      Property and equipment at December 31 consist of the following (in thousands):

	2003	2002

Equipment and furnishings	$229	$1
Less accumulated depreciation	(2)	—

	$227	$1

      Asset Impairment Loss — In May 2002, Organichem, Corp., which was to provide CytRx with commercial supplies of FLOCOR purified drug substance, advised CytRx that it did not intend to renew the Company’s agreement when it expired in December 2003. During the fourth quarter of 2002, the Company determined that, in light of the relatively short remaining term of the Organichem contract, the significant costs that would be associated with relocating the equipment owned by CytRx in connection with this contract and the Company’s lack of success to date in its continuing search for a strategic partner for the development of FLOCOR, an impairment loss of approximately $921,000 should be recorded, which equals the then net book value of this equipment and related leasehold improvements. This charge is reflected as a separate line item in the accompanying consolidated statement of operations for the year ended December 31, 2002 as an asset impairment charge.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

      Accrued Expenses — Accrued expenses and other current liabilities at December 31, 2003 and 2002 are summarized below (in thousands).

	2003	2002

Clinical research activities	$—	$97
Deferred gain on sale of building (current portion)	28	28
Accrued loss on facility abandonment (current portion)	106	144
Professional fees	171	151
Other miscellaneous	77	8

Total	$382	$428

7.	Facility Abandonment

      In the fourth quarter of 2002, the Company recorded a loss of approximately $478,000 associated with the closure of its Atlanta headquarters and relocation to Los Angeles subsequent to its merger with Global Genomics (see Note 11). This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income and is reflected in Note 8 — Commitments and Contingencies. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002, $144,000 of which was reflected as a current liability and $419,000 as a non-current liability. As of December 31, 2003, the accrued loss on facility abandonment was $418,000, $106,000 of which was reflected as a current liability and $312,000 as a non-current liability. During 2003, the Company incurred expenditures totaling $224,000 for the abandoned facility and utilized $145,000 of the accrual related to the facility abandonment.

8.	Commitments and Contingencies

      Minimum annual future obligations under operating leases, minimum annual future obligations under various license agreements and minimum annual future obligations under employment agreements consist of the following (in thousands):

	Operating	License	Employment
(in thousands)	Leases	Agreements	Agreements	Total

2004	$560	$1,778	$1,075	$3,413
2005	478	1,810	670	2,958
2006	285	897	375	1,557
2007	229	310	—	539
2008	76	330	—	406
2009 and thereafter	—	1,320	—	1,320

Total	$1,628	$6,445	$2,120	$10,193

      Under the various license agreements and sponsored research agreements with University of Massachusetts Medical School (“UMMS”) (see Note 19) and other institutions, CytRx will be required to make annual license maintenance payments as well as milestone payments, ranging from $11,000,000 to $14,000,000 per approved product, to UMMS and/or other institutions based on the development of products utilizing the licensed technology and will be required to pay royalties, based on future sales of those products, which will generally range from 3% to 7.5% of such sales, depending upon the product and the technology being utilized.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the sponsored research agreements, CytRx agreed to fund certain pre-clinical research at UMMS and other institutions related to the use of CytRx’s licensed technologies for the development of therapeutic products.

      The Company has employment agreements with its executive officers, the terms of which expire at various times through July 2006. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the Compensation Committee’s determination, as well as for minimum bonuses that are payable. The aggregate commitment for future salaries at December 31, 2003, including guaranteed bonuses and salary continuation, was approximately $2,120,000.

      Rent expense under operating leases during 2003, 2002 and 2001 was approximately $258,000, $171,000 and $154,000, respectively.

9. Private Placement of Common Stock

      In September 2003, the Company entered into a Stock Purchase Agreement with a group of institutional and other investors (the “September 2003 Investors”). The September 2003 Investors purchased, for an aggregate purchase price of $8,695,000, 4,140,486 shares of the Company’s common stock and warrants to purchase an additional 1,035,125 shares of the Company’s common stock, at $3.05 per share, expiring in 2008. After consideration of offering expenses, net proceeds to the Company were approximately $7,667,000. The shares and the shares underlying the warrants issued to the September 2003 Investors were subsequently registered.

      In May 2003, the Company entered into a Stock Purchase Agreement with a group of institutional investors (the “May 2003 Investors”). The May 2003 Investors purchased, for an aggregate purchase price of $5,440,000, 2,940,539 shares of the Company’s common stock and warrants to purchase an additional 735,136 shares of the Company’s common stock, at $3.05 per share, expiring in 2008. After consideration of offering expenses, net proceeds to the Company were approximately $4,826,000. The shares and the shares underlying the warrants issued to the May 2003 Investors were subsequently registered.

10. Investment in Subsidiary

      On September 17, 2003, CytRx purchased 2,000 shares of convertible preferred stock for $7 million, representing a 95% ownership interest in the Subsidiary. The Subsidiary is a newly formed entity that plans to develop orally active small molecule based drugs to prevent, treat and cure obesity and type 2 diabetes. This funding was provided out of the proceeds of CytRx’s private placement financing that was completed in September 2003. Since September 17, 2003, CytRx has consolidated the Subsidiary, based on CytRx’s ability to control the stockholders’ votes and the Board of Directors of the Subsidiary, and recorded a minority interest liability of $350,000, representing the 5% interest in the Subsidiary held by Dr. Michael Czech (see Note 19). Prior to September 17, 2003, the Subsidiary had no operations. Additionally, the Company has recorded the fair value of 300,000 shares of its common stock as additional paid-in capital for the Company’s right to call and Dr. Czech’s right to put his remaining 5% interest in the Subsidiary to CytRx in exchange for a guaranteed amount of 300,000 shares of CytRx common stock. The fair value of these shares on the purchase date was approximately $723,000. In addition, upon the occurrence of certain events, Dr. Czech may receive up to an additional 350,000 shares of CytRx common stock.

      In connection with the investment in the Subsidiary, CytRx acquired the rights to certain in-process research and development related to obesity and type 2 diabetes, which was owned by Dr. Czech. Because the in-process research and development acquired was not yet technologically feasible, CytRx recorded research and development expense of $1,073,000.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Merger with Global Genomics

      On February 11, 2002, CytRx entered into an agreement to acquire Global Genomics, a privately-held genomics holding company, through a merger of GGC Merger Corporation, a wholly-owned subsidiary of CytRx, into Global Genomics. Global Genomics is a genomics holding company that currently has a 40% ownership interest in Blizzard and a 5% ownership interest in Psynomics. CytRx’s primary reasons for the acquisition were to (a) expand its business into the genomics field to diversify its product and technology base, and (b) gain the management and directors of Global Genomics, who could assist CytRx in developing corporate partnerships and acquisition, investment and financing opportunities not previously available to CytRx.

      The transaction closed on July 19, 2002, after approval by the stockholders of each company and satisfaction of other customary closing conditions. Pursuant to the merger agreement, each outstanding share of common stock of Global Genomics was converted into .765967 shares of the Company’s common stock. The merger resulted in the issuance of 8,948,204 shares of the Company’s common stock and options and warrants to purchase 1,014,677 shares of the Company’s common stock to the former security holders of Global Genomics, with 498,144 shares of the Company’s common stock being held in escrow and subject to cancellation in whole or in part to satisfy any indemnification claims made by the Company under the merger agreement. These shares were released from escrow in 2003. CytRx issued an additional 548,330 shares of its Common Stock for investment banking and legal fees as part of the merger.

      The merger was accounted for as a purchase by CytRx of a group of assets of Global Genomics in a transaction other than a business combination and was not considered to be a reverse acquisition. The Company considered the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and determined CytRx to be the acquiror for accounting purposes. Because the current activities of Global Genomics were focused on the development of a business rather than the operation of a business and planned principal operations of Global Genomics had not yet commenced, Global Genomics was considered a development-stage company. Therefore, in accordance with the guidance in Emerging Issues Task Force Issue No. 98-3 (“EITF 98-3”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” Global Genomics did not constitute a business as defined in SFAS 141. Therefore, the Company allocated the purchase price in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) related to the purchase of a group of assets. SFAS 142 provides that the cost of a group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based on their relative fair values and shall not give rise to goodwill.

      The purchase price was determined in accordance with SFAS 141 and SFAS 142. A summary of the determination of the purchase price is as follows:

Issuance of 8,948,204 shares of CytRx common stock at $0.6475 per share	$5,793,962
Fair value of 1,014,677 vested warrants issued to purchase CytRx common stock	598,659
Transaction costs	971,869

Total purchase price	$7,364,490

      Since Global Genomics was a development-stage company and no goodwill can arise from the purchase of a development-stage company, in accordance with the provisions of SFAS 141 and SFAS 142, all identifiable assets acquired, including identifiable intangible assets, were assigned a portion of the purchase price on the basis of their relative fair values. To this end, an independent appraisal of Global Genomics’ assets was used as an aid in determining the fair value of the identifiable assets, including identified intangible assets, in allocating the purchase price among the acquired assets. Global Genomics’ primary assets were its investments in Blizzard and Psynomics and thus, the fair value of each of these entities was determined. The

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted cash flow approach was used to determine the estimated fair value of the acquired intangible assets of Blizzard and Psynomics underlying Global Genomics’ investment in each company. Cash flows were projected for a period of 10 years and were discounted to net present value using discount factors of 46% to 60%. Material cash inflows from product sales were projected to begin in 2003 for Blizzard. A summary of the purchase price allocation is as follows:

Current assets	$33,129
Investment in minority-owned entity – acquired developed technology	7,309,250
In-process research and development (recognized as an expense)	78,394
Less: Liabilities assumed	(56,283)

Total purchase price	$7,364,490

      The in-process research and development was recorded as a charge for acquired incomplete research and development in the accompanying consolidated statement of operations and relates primarily to Global Genomics’ investment in Psynomics. The acquired developed technology primarily represents values assigned to Global Genomics’ investment in Blizzard’s DNA chip reader, thermal gradient station and T-Chips. The acquired technology was being amortized over a period of ten years until 2003, when CytRx wrote off its investment in Blizzard. The ten-year amortization period was determined through consideration of relevant patent terms (legal life), estimated technological and economic life, and the range of useful lives observed in public filings of other companies involved in similar DNA technologies.

      Equity in Losses of Blizzard. The Company recorded its portion of the losses of Blizzard using the equity method. The equity in losses of Blizzard and the amortization of the acquired developed technology are reported as a separate line item in the accompanying consolidated statement of operations.

      Impairment Test of Intangible Assets. In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), the Company reviewed the net values on its balance sheet as of September 30, 2003 assigned to Investment in Minority — Owned Entity — Acquired Developed Technology resulting from its acquisition of Global Genomics. APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Through the third quarter of 2003, Blizzard had been unsuccessful in its attempts to raise a significant amount of the financing necessary for it to pursue the commercialization strategy for its products.

      CytRx’s analysis consisted of a review of current financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows, and consideration of other qualitative factors. Based upon the quantitative and qualitative factors described above and in addition to others, CytRx’s management determined that the estimated fair value of CytRx’s investment in Blizzard was $0 and that an impairment charge of $5,868,000 was necessary in 2003.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003 and 2002, the following assets related to Blizzard were reflected in CytRx’s balance sheets:

	2003	2002

Investment in minority owned entity — acquired developed technology	$7,309,250	$7,309,250
Receivable from Blizzard	16,640	16,640
Less: Accumulated amortization	(883,311)	(335,049)
Less: Equity-method losses to date	(574,381)	(329,709)
Less: Impairment charge	(5,868,198)	—

	$—	$6,661,132

      In addition, $16,640 of receivable from Blizzard was recorded in prepaid and other current assets as of December 31, 2002.

12.	Severance Payments to Officers

      Pursuant to his employment agreement, CytRx’s former President and CEO (“Former CEO”) was entitled to a payment of $435,150 upon the execution of the merger agreement between CytRx and Global Genomics (see Note 10) and an additional $435,150 upon the closing of the merger. In order to reduce the amount of cash that CytRx had to pay to the Former CEO, CytRx and the Former CEO agreed that approximately $325,200 of the first $435,150 payment would be satisfied by CytRx granting a stock award to the Former CEO under the CytRx Corporation 2000 Long-Term Incentive Plan under which CytRx issued the Former CEO 558,060 shares of the Company’s common stock. Those shares of stock were issued at a value equal to 85% of the volume weighted average price of CytRx common stock for the 20 trading days ended on February 8, 2002. The cash payment and fair value of the shares issued were recognized as expense during the first quarter of 2002.

      The terms of CytRx’s merger with Global Genomics contemplated that Global Genomics’ management team would replace that of CytRx’s subsequent to the closing of the merger. On July 16, 2002, CytRx terminated the employment of all of its then-current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1,394,000 (including the final $435,150 owed to the Former CEO). Prior to the merger closing date, CytRx advanced part of these amounts to three of its officers, such that the total remaining obligation at the closing date was $1,179,000. Four officers agreed to accept an aggregate total of $177,000 of such amount in the form of the Company’s common stock, in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout in satisfaction of these obligations was $1,002,000, before taxes. The severance payments and fair value of the shares issued were recognized as expense during the third quarter of 2002 and is reported as a separate line item on the accompanying consolidated statement of operations together with the cash payment and fair value of shares issued to the Former CEO discussed above.

13.	Stock Options and Warrants

      CytRx has stock option plans pursuant to which certain key employees, directors and consultants are eligible to receive incentive and/or nonqualified stock options to purchase shares of CytRx’s common stock. Fixed options granted under the plans generally become exercisable over a three-year period from the dates of grant and have lives of ten years. The Company may also grant stock options and/or warrants to its Chief Executive Officer and other executive officers containing alternative or additional vesting provisions based on the achievement of corporate objectives. Exercise prices of all stock options and warrants for employees and directors are set at the fair market values of the common stock on the dates of grant.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001 and 2000, the Company made modifications to and repriced certain outstanding employee and director stock options and warrants. As a result of the modification, these employee and director stock options and warrants are required to be accounted for as variable options under APB 25 and related Interpretations. Potential compensation expense is measured for each reporting period based on the intrinsic value of these employee stock options and warrants until the stock options or warrants are ultimately exercised, forfeited, cancelled or expire unexercised. In July 2002, certain employees were terminated (see Note 12) and their then outstanding stock options and warrants were modified to extend the exercise period to the original contract term. At the time of modification, no intrinsic value existed for these stock options and warrants; therefore, no additional compensation expense was recognized. For the years ended December 31, 2003, 2002 and 2001, compensation expense recognized was $20,000, $0 and $0, respectively, related to these employee and director stock options and warrants.

      In connection with the Company’s acquisition of Global Genomics in July 2002 (see Note 11), CytRx issued 1,014,677 warrants to the holders of Global Genomics warrants in return for the cancellation of all of their outstanding Global Genomics warrants. The new warrants were 100% vested upon their issuance, have an exercise price of $0.01 per share and expire on January 31, 2007. Additionally, the acquisition of Global Genomics triggered the “Change of Control” provisions contained in the Company’s stock option plans and in the warrants held by the Company’s Former CEO, resulting in the immediate vesting of all outstanding warrants held by the Former CEO and of all outstanding stock options issued pursuant to the Company’s various stock options plans.

      During 2003, 2002 and 2001, services were received in exchange for stock options and warrants issued to certain consultants, resulting in aggregate non-cash charges of $1,613,000, $230,000 and $1,441,000, respectively.

      A summary of the Company’s stock option and warrant activity and related information for the years ended December 31 is shown below.

				Weighted Average Exercise
	Stock Options and Warrants			Price

	2003	2002	2001	2003	2002	2001

Outstanding — beginning of year	6,626,826	5,532,478	3,685,682	$1.00	$1.22	$1.57
Granted	8,074,917	1,752,178	2,404,297	1.95	0.32	1.03
Exercised	(2,900,881)	(200,000)	(500,000)	0.78	0.01	0.50
Forfeited	(875,000)	(275,000)	(7,501)	0.35	0.80	1.45
Expired	(795,743)	(182,830)	(50,000)	2.30	1.28	1.00

Outstanding — end of year	10,130,119	6,626,826	5,532,478	1.74	1.00	1.22

Exercisable at end of year	7,402,886	6,559,326	4,764,137	$1.58	$1.00	$1.26
Weighted average fair value of stock options and warrants granted during the year:	$0.78	$0.52	$0.66

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes additional information concerning stock options and warrants outstanding and exercisable at December 31, 2003:

				Stock Options and Warrants
	Stock Options and Warrants Outstanding			Exercisable

		Weighted Average
		Remaining		Number of
	Number of	Contractual Life	Weighted Average	Shares	Weighted Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Exercisable	Exercise Price

$0.01	608,291	3.1	$0.01	608,291	$0.01
0.20 - 1.05	3,544,412	5.2	0.80	3,417,737	0.80
1.80 - 2.67	4,014,353	8.3	2.19	1,413,795	2.11
3.05	1,958,063	4.8	3.05	1,958,063	3.05
7.75	5,000	1.2	7.75	5,000	7.75

	10,130,119	6.2	$1.74	7,402,886	$1.58

14.     Stockholder Protection Rights Plan

      Effective April 16, 1997, the Company’s Board of Directors declared a distribution of one right (“Rights”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 15, 1997 and for each share of common stock issued by the Company thereafter and prior to a Flip-in Date (as defined below). Each Right entitles the registered holder to purchase from the Company one-ten thousandth (1/10,000th) of a share of Series A Junior Participating Preferred Stock, at an exercise price of $30. The Rights are generally not exercisable until 10 business days after an announcement by the Company that a person or group of affiliated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the Company’s then outstanding shares of common stock (a “Flip-in Date”). In connection with the merger agreement with Global Genomics, the Company’s Board of Directors amended the stockholders protection rights agreement to exempt the merger from triggering a Flip-in Date.

      In the event the Rights become exercisable as a result of the acquisition of shares, each Right will enable the owner, other than the Acquiring Person, to purchase at the Right’s then-current exercise price a number of shares of common stock with a market value equal to twice the exercise price. In addition, unless the Acquiring Person owns more than 50% of the outstanding shares of common stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such Acquiring Person) at an exchange ratio of one share of common stock per Right. All Rights that are owned by any person on or after the date such person becomes an Acquiring Person will be null and void.

      The Rights have been distributed to protect the Company’s stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirors.

15.     Income Taxes

      For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $67.2 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire in 2004 through 2023 as of December 31, 2003. CytRx also has an aggregate of approximately $6.6 million of research and development and orphan drug credits available for offset against future income taxes that expire in 2004 through 2021.

      Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforward	$27,047	$22,101
Tax credit carryforward	6,628	6,627
Property and equipment and capital losses	5,488	3,129

Total deferred tax assets	39,163	31,857
Deferred tax liabilities — Depreciation and other	(2,683)	(2,793)
Net deferred tax assets	36,476	29,064
Valuation allowance	(36,476)	(29,064)

	$—	$—

      Based on assessments of all available evidence as of December 31, 2003 and 2002, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the net deferred income tax assets since it is management’s conclusion that it is more likely than not that the deferred tax assets will not be realized. Furthermore, it is likely the July 19, 2002 acquisition of Global Genomics caused a change of ownership as defined by Internal Revenue Code Section 382 which may substantially limit the ability of the Company to utilize net operating losses. Generally, the net operating losses will be limited to an annual utilization of approximately 4.9% of the purchase price of Global Genomics.

      For all years presented, the Company did not recognize any deferred tax assets or liabilities and deferred tax provision or benefit.

      The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	December 31,

	2003	2002	2001

Federal benefit at statutory rate	$(6,066)	$(2,100)	$(317)
State income taxes, net of Federal taxes	(1,070)	(371)	(56)
Provision (benefit) related to change in valuation allowance	7,414	1,976	(94)
Other	(278)	495	467

	$—	$—	$—

16.     License Agreements

      University of Massachusetts Medical School — In April 2003, CytRx acquired the rights to new technologies by entering into exclusive license arrangements with the UMMS covering potential applications of the medical institution’s proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of obesity and type 2 diabetes, and amyotrophic lateral sclerosis, commonly known as Lou Gehrig’s disease (ALS), human cytomegalovirus, and covering UMMS’s proprietary technology with potential gene therapy applications within the area of cancer. In consideration of the licenses, CytRx made cash payments to UMMS totaling approximately $186,000 and issued it a total of 1,613,258 shares of CytRx common stock, which were valued for financial statement purposes at approximately $1,468,000. In May 2003, CytRx broadened its strategic alliance with UMMS by acquiring an exclusive license from that

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

institution covering a proprietary DNA-based HIV vaccine technology. In consideration of this license, CytRx made cash payments to UMMS totaling approximately $18,000 and issued it 215,101 shares of CytRx common stock, which were valued for financial statement purposes at approximately $361,000. As the gene silencing technology from UMMS had not achieved technological feasibility at the time of its license by CytRx and had no alternative future uses and, therefore, no separate economic value, the aggregate total of $2,033,000 in cash payments and stock issued for acquisition of the technology was expensed as research and development in 2003.

17.     Discontinued and Transferred Operations

      Spectrum Recruitment Research — From 1996 to 2002, CytRx marketed the services of a small group of human resources professionals under the name of Spectrum Recruitment Research (“Spectrum”) as a way of offsetting the Company’s cost of maintaining this function. In February 2002, the operations of Spectrum were terminated and the rights to use the Spectrum tradenames were transferred to Albert, Isaac & Alexander, Inc., a consulting firm comprised of former CytRx (Spectrum) employees. Net income (loss) associated with the Spectrum activities included in loss from operations was approximately $5,000 and $(18,000) for 2002 and 2001, respectively.

18.     Quarterly Financial Data (unaudited)

      Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands, except per share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

2003
Total revenues	$—	$3	$1	$90
Net loss	(914)	(5,046)	(8,777)	(3,108)
Basic and diluted loss per common share	(0.04)	(0.21)	(0.30)	(0.09)

2002
Total revenues	1,054	15	1	50
Net loss	(179)	(931)	(2,547)	(2,519)
Basic and diluted loss per common share	$(0.02)	$(0.08)	$(0.13)	$(0.12)

19.     Related Party Transactions

      In July 2002, the Company entered into an agreement with Kriegsman Capital Group (“KCG”), whereby KCG or its affiliate The Kriegsman Group (“TKG”) agreed to provide CytRx with office space and certain administrative services. KCG and TKG are owned by Steven A. Kriegsman, CytRx’s President and CEO. During the years ended December 31, 2003 and 2002, the Company made net payments of $70,000 and $59,000, respectively, to KCG under this agreement. The charges were determined based upon actual space used and estimated percentages of employee time used. The Company believes that such charges approximated the fair value of the space and services provided. In October 2003, the services and facilities agreement with KCG was terminated as substantially all of the on-going operations of KCG have ceased. The obligations under the facility lease at the Company’s headquarters were transferred from KCG to CytRx in July 2003 and are reflected in Note 8 — Commitments and Contingencies.

      CytRx has entered into various agreements, expiring in May 2004, with Cappello Capital Corp. (“Cappello Capital”), pursuant to which Cappello Capital will serve as the Company’s exclusive financial advisor. Alexander L. Cappello, one of the Company’s directors, is Chairman and Chief Executive Officer of

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cappello Group, Inc., an affiliate of Cappello Capital. Under these agreements, Cappello Capital has assisted the Company with the analysis of potential transactions and strategic alternatives. The types of transactions that Cappello Capital may assist the Company with include private placements of equity, debt or convertible securities, strategic alliances, sale of all or a portion of CytRx, recapitalization or strategic acquisitions. If the Company proceeds with any of the transactions described in the agreement, CytRx is to pay Cappello Capital a fee equal to between 3% and 7.5% of the value of such a transaction, depending upon the nature of the transaction and the dollar amount involved. In 2001, as compensation for its services, the Company granted Cappello Capital a ten-year warrant to purchase 1,272,492 shares of CytRx’s common stock (subject to downward adjustment under certain conditions) with an exercise price of $1.00 per share (fair value of $1,063,000), which was fully vested at December 31, 2002. The fair value of the warrant issued was recognized as common stock, stock options and warrants issued for selling, general and administrative in the accompanying statements of operations and recognized based on the vesting terms of the warrant. During 2002, CytRx paid Cappello Capital a total retainer of $60,000. The fee paid to Cappello Capital upon the closing of the merger with Global Genomics was 448,330 shares of CytRx common stock, or 4.5% of the shares issuable in the merger. The fair value of those shares issued ($247,000) was considered a transaction cost of the merger and was included in the purchase price of Global Genomics. Fees paid to Cappello Capital in connection with the closing of the May 2003 Financing and the September 2003 Financing were $1,076,000 and fully-vested, ten-year warrants to purchase 794,771 shares of common stock with exercise prices ranging from $1.85 per share to $3.05 per share. During 2003, CytRx paid Cappello Capital a total retainer of $160,000.

      Dr. Michael Czech, a 5% minority stockholder of the Subsidiary (see Note 10) and a member of CytRx’s and the Subsidiary’s Scientific Advisory Boards, is an employee of UMMS and party, as the principal investigator, to a sponsored research agreement between CytRx and UMMS. The Company recorded a minority interest liability of $350,050, representing the 5% interest in the Subsidiary held by Dr. Czech. Additionally, the Company recorded the fair value of 300,000 shares of its common stock as additional paid-in capital for the Company’s right to call and Dr. Czech’s right to put the remaining 5% interest in the Subsidiary to CytRx in exchange for a guaranteed amount of 300,000 shares of CytRx common stock. The fair value of these shares on the purchase date was approximately $723,000. During 2003, Dr. Czech was paid $18,000 for his Scientific Advisory Board services. In addition, upon the occurrence of certain events, Dr. Czech may receive up to an additional 350,000 shares of CytRx common stock. During 2003, CytRx paid UMMS $403,000 under the sponsored research agreement to fund a portion of Dr. Czech’s research.

20.     Subsequent Events

      SynthRx, Inc. — In October 2003, CytRx entered into an agreement to license its co-polymer technologies, including FLOCOR, Opti-Vax and related anti-infective products, on an exclusive basis to SynthRx, Inc., a Houston, Texas-based biopharmaceutical company that was formed by Dr. Robert Hunter in January 2004. Upon the final closing of this agreement, which the Company anticipates will occur in the second quarter of 2004, CytRx will receive a 19.9% ownership interest in SynthRx and an upfront payment of approximately $228,000 from SynthRx in return for rights to the technologies. CytRx will also receive significant milestone payments and royalties upon commercialization of any products developed under this alliance. The Company has no commitment for continuing involvement to earn the upfront payment or the future milestone payments. Dr. Hunter is a member of CytRx’s Scientific Advisory Board. In 2003, the Company did not record any revenues or costs related to transaction with SynthRx.

      Massachusetts State Ethics Commission — In February 2004, CytRx was notified by the Massachusetts State Ethics Commission (the “MSEC”) that it has initiated a Preliminary Inquiry into whether the Company’s previous retention of a consultant who introduced the Company to UMMS constituted an improper conflict of interest under Massachusetts’s ethics laws. Since the inquiry is at a very preliminary stage, it is inherently difficult to predict whether the MSEC will decide to initiate any formal proceedings,

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether any such proceedings will be directed at the Company or whether the Company will be found in any such proceedings to have violated any Massachusetts ethics laws. The Company also cannot estimate what its legal costs will be in connection with the matter, although such expenses could be substantial if a formal proceeding is initiated. Moreover, if the MSEC were to determine that CytRx’s conduct was unlawful, the MSEC could impose a number of different penalties or sanctions on the Company which, under certain circumstances, would have a material adverse effect on the Company’s business, results of operations, cash flows or financial condition.

      Madison & Wall Worldwide, Inc. — On April 5, 2004, the Company was served with a complaint for breach of contract, filed by Madison & Wall Worldwide, Inc. (“M&W”), in the Superior Court of California, County of Orange on April 1, 2004. M&W, a former independent contractor to the Company, engaged to provide investor relations services, was seeking damages in excess of $700,000 in that lawsuit. On May 11, 2004, the Company reached an agreement in principle with M&W to settle this lawsuit by issuing the 200,000 shares of the Company’s common stock that were to have been earned and received by M&W upon the Company’s entering into the investor relations services contract with them and by the Company making an additional payment of $50,000 to M&W. The Company is in the process, with M&W, of preparing the documentation for this settlement.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors

CytRx Corporation

      We have audited the accompanying consolidated balance sheet of CytRx Corporation as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Los Angeles, California

May 10, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

CytRx Corporation

      We have audited the accompanying consolidated balance sheet of CytRx Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytRx Corporation at December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 25, 2003

CYTRX CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Additions

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period

Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Bad Debts
Year ended December 31, 2003	$—	$4,939	$16,640	$21,579	$—
Year ended December 31, 2002	39,050	—	—	39,050	—
Year ended December 31, 2001	$11,900	$27,150	$—	$—	$39,050
Allowance for Deferred Tax Assets
Year ended December 31, 2003	$29,064,000	$—	$7,414,000	$—	$36,478,000
Year ended December 31, 2002	27,088,000	—	1,976,000	—	29,064,000
Year ended December 31, 2001	$27,182,000	$—	$—	$94,000	$27,088,000

BLIZZARD GENOMICS, INC.

(A Development-stage Company)

BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash	$337	$28,264
Prepaid expense	542	810

Total current assets	879	29,074
Property and equipment, net	1,582	13,274
Lease deposit	—	1,920

Total assets	$2,461	$44,268

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$308,285	$288,527
Accounts payable — shareholder	174,902	134,725
Notes payable	25,000	—
Accrued liabilities	560,460	167,137

Total current liabilities	1,068,647	590,389

Long-term convertible notes payable, net	191,040	129,708

Commitments and contingencies
Shareholders’ deficit:
Common stock, no par value; 10,000,000 shares authorized; 3,251,109 issued and outstanding	2,359,303	2,350,803
Deficit accumulated during the development stage	(3,616,529)	(3,026,632)

Total shareholders’ deficit	(1,257,226)	(675,829)

Total liabilities and shareholders’ deficit	$2,461	$44,268

The accompanying notes are an integral part of these balance sheets.

BLIZZARD GENOMICS, INC.

(A Development-stage Company)

STATEMENTS OF OPERATIONS

				December 1,
				1999
	Years Ended December 31,			(Inception) to
				December 31,
	2003	2002	2001	2003

Revenues	$—	$—	$—	$—
Expenses:
Research and development	139,992	970,268	493,590	2,003,850
Marketing	29,600	55,557	29,053	114,210
General and administrative	378,712	755,724	269,737	1,516,662

Total expenses	548,304	1,781,549	792,380	3,634,722

Loss before other income and expense	(548,304)	(1,781,549)	(792,380)	(3,634,722)
Interest expense	(34,663)	(10,220)	—	(44,883)
Interest income	—	5,116	56,125	70,006
Loss on disposal of equipment	(6,930)	—	—	(6,930)

Net loss	$(589,897)	$(1,786,653)	$(736,255)	$(3,616,529)

The accompanying notes are an integral part of these financial statements.

BLIZZARD GENOMICS, INC.

(A Development-stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Deficit
			Accumulated
	Common Stock		During the
			Development
	Shares	Amount	Stage	Total

Initial capitalization	1,010,000	$1,112	$—	$1,112
Common stock issued in connection with December 1999 sublicense agreement	673,332	200,000	—	200,000
Net loss — 1999	–	–	(200,000)	(200,000)

Balance at December 31, 1999	1,683,332	201,112	(200,000)	1,112
Common stock issued in November 2000 upon the exercise of stock warrants at $0.20 per share	67,333	13,467	—	13,467
Common stock issued in connection with December 2000 sublicense agreement at $1.00 per share	200,000	200,000	—	200,000
Common stock issued for cash during 2000 at $1.254 per share	1,300,444	1,630,577	—	1,630,577
Net loss — 2000	—	—	(303,724)	(303,724)

Balance at December 31, 2000	3,251,109	2,045,156	(503,724)	1,541,432
Issuance of compensatory stock options	—	25,936	—	25,936
Net loss — 2001	—	—	(736,255)	(736,255)

Balance at December 31, 2001	3,251,109	2,071,092	(1,239,979)	831,113
Issuance of compensatory stock options and warrants	—	254,211	—	254,211
Issuance of warrants with convertible debt	—	25,500	—	25,500
Net loss — 2002	—	—	(1,786,653)	(1,786,653)

Balance at December 31, 2002	3,251,109	2,350,803	(3,026,632)	(675,829)
Issuance of warrants with convertible debt	—	8,500	—	8,500
Net loss — 2003	—	—	(589,897)	(589,897)

Balance at December 31, 2003	3,251,109	$2,359,303	$(3,616,529)	$(1,257,226)

The accompanying notes are an integral part of these financial statements.

BLIZZARD GENOMICS, INC.

(A Development-stage Company)

STATEMENTS OF CASH FLOWS

				December 1,
				1999
	Years Ended December 31,			(Inception) to
				December 31,
	2003	2002	2001	2003

Cash flows from operating activities:
Net loss	$(589,897)	$(1,786,653)	$(736,255)	$(3,616,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,449	4,229	2,085	12,411
Loss on sale of assets	6,930	—	—	6,930
Research and development from issuance of common stock	—	—	—	400,000
Write-off of sublicense agreement and organization costs	—	61,769	31,880	93,649
Accretion of interest on debt discount	19,832	5,208	—	25,040
Compensation from issuance of options	—	254,211	25,936	280,147
Changes in assets and liabilities:
Prepaid expense	268	(810)	1,206	(542)
Lease deposit	1,920	—	(1,920)	—
Accounts payable	19,758	189,093	92,403	306,144
Accounts payable — shareholder	40,177	43,862	(7,500)	84,039
Other liabilities	393,323	164,637	2,500	560,460

Net cash used in operating activities	(103,240)	(1,064,454)	(589,665)	(1,848,251)

Cash flows from investing activities:
Purchase of property and equipment	—	(4,904)	(10,877)	(17,110)
Proceeds received from the sale of assets	313	—	—	313
Payment for other assets	—	—	—	(2,000)

Net cash provided by (used in) investing activities	313	(4,904)	(10,877)	(18,797)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	—	1,645,044
Payment due to shareholder	—	—	—	(2,659)
Proceeds from issuance of notes payable	25,000	—	—	25,000
Proceeds from issuance of convertible notes and warrants	50,000	150,000	—	200,000

Net cash provided by financing activities	75,000	150,000	—	1,867,385

(Decrease) increase in cash	(27,927)	(919,358)	(600,542)	337
Cash at beginning of period	28,264	947,622	1,548,164	—

Cash at end of period	$337	$28,264	$947,622	$337

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,831	$5,012	$—	$19,843
Cash paid during the period for taxes	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

BLIZZARD GENOMICS, INC.

(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001 and the Period From

December 1, 1999 (Date of Inception) to December 31, 2003

1.	Nature of Organization and Development Stage Operations

      Blizzard Genomics, Inc. (the Company or Blizzard) is a Minnesota Corporation incorporated and capitalized on December 1, 1999. The Company is a development-stage company that, pursuant to an exclusive worldwide sublicense agreement, participates in the design, development and eventual marketing and selling of instrumentation used in genomics research.

      To date, the Company has relied primarily upon selling equity securities and borrowings to generate the funds needed to finance its operations. Currently, the Company doesn’t have enough cash on hand to sustain operations and is trying to find additional investors to invest capital. As of December 31, 2003, current liabilities exceed current assets by $1,067,768. Unless the Company raises significant amounts of cash in the near future, the Company will not be able to continue as a going concern.

2.	Summary of Significant Accounting Policies

      Property and Equipment — Property and equipment are stated at cost and depreciated using the straight-line methods based on the estimated useful lives (generally three to five years) of the related assets. Whenever there is a triggering event that might suggest an impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.

      Patent Costs — Through 2001, costs incurred to reimburse the University of Minnesota (UofM) for patent related costs, as provided for in the sublicense agreement (Note 4), were capitalized. As the genomics products were still in development, no amortization was recognized during the period from December 1, 1999 (date of inception) to December 31, 2001.

      During 2002, all previously capitalized patent costs of $58,983 were written-off due to the continued uncertainty that Blizzard will develop viable genomics products and the substantial doubt about Blizzard’s ability to continue as a going concern. Costs to reimburse UofM for patent-related costs will continue to be expensed as incurred until the Company has developed viable genomics products. The write-off of previously capitalized costs is classified in general and administrative expense in the accompanying statement of operations.

      Research and Development Costs — Research and development expenses consist of costs incurred for direct research and are expensed as incurred.

      Stock Based Compensation — Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has accounted for the transactions based on the fair values of the equity instruments issued and has used the guidance in the Emerging Issues Task Force Abstract (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to measure and record the compensation expense.

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      One of the Company’s non-employee related-party consultants who received warrants became an employee in 2002. The Company accounted for these warrants in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations once the individual became an employee. No stock-based employee compensation cost is reflected in the accompanying statement of operations from the time the individual became an employee, as the warrants had an exercise price equal to or greater than the market value of the underlying common stock on the date of the individual became an employee.

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and quarterly financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for employee-based stock compensation in accordance with APB No. 25 and related interpretations.

      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

				December 1,
	Years Ended December 31,			1999 (Inception) to
				to December 31,
	2003	2002	2001	2003

Net loss as reported	$(589,897)	$(1,786,653)	$(736,255)	$(3,616,529)
Deduct: Total employee stock-based compensation expense determined under the fair value method	—	(40,906)	—	(40,906)

Pro forma net loss	$(589,897)	$(1,827,559)	$(736,255)	$(3,657,435)

      Income Taxes— Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Fair Value of Financial Instruments— The carrying amounts reported in the balance sheets for cash, accounts payable, accounts payable — shareholder, and notes payable approximate their fair values.

      Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

      Recently Issued Accounting Standards— In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement changes the classification of certain financial instruments from equities to liabilities. The three types of financial instruments requiring the change in classification are: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

as a market index, or varies inversely with the value of the issuer’s shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003, which did not have a material impact on its financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 for any derivative instruments or hedging activities entered into after June 30, 2003. As the Company has not entered into derivative instruments or hedging activities, adoption of this statement does not have a material impact on the Company’s financial statements.

3.	Property and Equipment

      Property and equipment as of December 31, 2003 and 2002, consist of the following:

	2003	2002

Computer and office equipment	$3,163	$13,096
Furniture and fixtures	—	6,284

	3,163	19,380
Less: accumulated depreciation	(1,581)	(6,106)

Property and equipment, net	$1,582	$13,274

      Depreciation expense was $4,449, $4,229, and $1,157 in 2003, 2002, and 2001, respectively, and $10,555 for the period from December 1999 (date of inception) to December 31, 2003.

4.	License and Sublicense Agreements and Rights

      In December 1999, two of the Company’s shareholders, SOTA TEC Fund (STF) and the U of M entered into a license agreement whereby STF was granted the exclusive worldwide right to sublicense the right to help develop, use, sell, lease or otherwise dispose of genomics products, services, and technology being developed by U of M (specified R&D activities). In exchange for the license, STF is required to share with U of M one-half of any income generated by sublicensing the products, services and technology resulting from the specified R&D activities. In addition, STF granted $200,000 to U of M to fund the on-going specified R&D activities. U of M retains sole title to any patent and patent applications filed on the products, services and technology.

      In December 1999, STF and the Company entered into a sublicense agreement whereby the Company was granted the worldwide right under U of M’ s and STF’s license to help develop, use, sell, lease or otherwise dispose of products, services, and technology being developed by the specified R&D activities. Pursuant to this sublicense agreement, the Company issued 673,332 shares of common stock valued at $200,000. This cost was expensed in 1999 as research and development. In addition, Blizzard issued warrants to purchase 67,333 shares of its common stock at $.20 per common share. These warrants were exercised during the year ended December 31, 2000.

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In November 2000, STF and U of M renegotiated the license agreement under substantially similar terms with STF granting an additional $200,000 to U of M to fund the specified R&D activities. The agreement will expire on the later of the last expiration date of any patent ultimately issued as a result of the specified R&D activities (or should no patent be issued, on November 2015) or upon the termination of the last effective sublicense granted by STF.

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

      Pursuant to both sublicense agreements, the Company agreed to reimburse U of M for all reasonable out-of-pocket expenses incurred by U of M for STF or the Company’s requested filing, maintenance, and prosecution of U.S. and foreign patents and patent applications. Beginning in 2002, all such costs are expensed as incurred. Prior to 2002, the Company capitalized these costs and reflected them as an asset in the balance sheet. In 2002, all previously capitalized costs were written-off (Note 2).

5.	Related-Party Transactions

Consulting Agreements

      During 2003, 2002 and 2001, the Company entered into consulting agreements with various parties, including several related-parties, including officers, directors and minority shareholders. These transactions are more fully discussed in Notes 6 and 7.

Officer, Director and Minority Shareholder Stock Options

      The Company had outstanding the following stock options that were granted to officers, directors and minority shareholders as additional compensation under the terms of the related party consulting contracts as of December 31, 2003:

Common Shares	Exercise Price
Under Option	Per Share	Expiration Date

195,000	$1.30	December 2004
45,000	$1.30	May 2005

240,000

      Of the total outstanding options granted under these consulting contracts as discussed above, options to acquire up to an aggregate of 240,000 shares of common stock are exercisable at December 31, 2003.

      The Company also issued 620,000 warrants to related parties during 2002. One of these individuals who were granted warrants as a non-employee consultant became an employee during the year. The warrants have an exercise price of $1.30, a contractual life of five years, and will be fully vest by March 2004 (Note 6).

     Patent Costs

      At December 31, 2003, and 2002, the Company was indebted to a shareholder for patent development costs incurred per the sublicense agreement totaling $174,902 and $134,725, respectively (Note 4), which is included in accounts payable — shareholder on the accompanying balance sheets.

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Other Liabilities

      At December 31, 2003 and 2002, the Company was indebted to a shareholder for $17,475, which is included in other liabilities.

      The Company agreed to issue common stock with a value of $2,500 to a shareholder when the Company next issues shares of stock in exchange for cash. The Company received $2,500 of services from the shareholder in exchange for the promise to issue common stock. The $2,500 commitment is recorded in other liabilities.

     Rent

      During 2000 through October 2001, the Company rented office space on a month-to-month basis from an officer, who was also a director and shareholder. Rent expense to this related party was $4,000 and $3,500 for 2001 and 2000, respectively. Rent expense to this related party for the period from December 1, 1999 (date of inception) to December 31, 2003 aggregated $7,500.

6.     Shareholders’ Deficit

     Stock Options

      In November 2000, the Company adopted a stock option plan. Pursuant to the plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options to key individuals, including employees, non-employee directors and independent contractors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to an employee who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of December 31, 2003, the Company has reserved 800,000 shares of common

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

stock for issuance under the plan and has granted nonqualified options for up to 412,500 shares. A summary of stock options granted is as follows:

		Weighted
		Average
	Options	Exercise Price
	Outstanding	Per Share

Balance at November 30, 2000	—	$—
Granted	339,000	1.30

Balance at December 31, 2000	339,000	1.30
Granted	405,500	1.30
Canceled	(6,000)	1.30

Balance at December 31, 2001	738,500	1.30
Granted	186,250	1.30
Canceled	(363,000)	1.30

Balance at December 31, 2002	561,750	1.30
Granted	135,000	1.30
Canceled	(284,250)	1.30

Balance at December 31, 2003	412,500	1.30

      The nonqualified stock options granted to purchase 412,500 shares of the Company’s common stock were all issued to non-employee consultants, with the exception of an option granted in 2003 to an employee to purchase 15,000 shares, including certain related parties (Note 5). The Company has accounted for these options in accordance with SFAS No. 123 and the guidance provided by EITF 96-18. As a result, the Company recognized consulting expense when services are received equal to the fair market value of the stock options issued as determined at the measurement dates prescribed in EITF 96-18. The Company estimates fair value of each stock option at the measurement date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,

	2003	2002	2001

Weighted-average estimated option life	1.3	2-3.5	4
Expected volatility	—	.4	—
Weighted-average risk-free interest rate	1.45%	3.10%	3.59%
Dividend yield	—	—	—

      As a result, the Company has recorded $0, $71,655, and $25,936 of consulting expense relating to these options for the years ended December 31, 2003, 2002, and 2001, respectively. Consulting expense for the period from December 1, 1999 (date of inception) to December 31, 2003 aggregated $197,591.

      The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable

Weighted-
		Average			Weighted-
	Number	Remaining	Weighted-	Number	Average
Exercise	Outstanding	Contractual	Average	Outstanding at	Exercise
Price	at 12/31/03	Life	Exercise Price	12/31/03	Price

$1.30	412,500	1.3 years	$1.30	367,500	$1.30

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Of the 367,500 options which are exercisable at December 31, 2003, 240,000 relate to options granted to related parties (Note 5).

     Warrants

      On February 1, 2002, the Company granted 300,000 warrants each to two related-party non-employee consultants. The warrants vest over a two-year period, have an exercise price of $1.30, and a contractual life of 5 years.

      The Company has accounted for these warrants in accordance with SFAS No. 123 and EITF 96-18. As a result, the Company has recognized consulting expense equal to the fair market value of the warrants issued as determined at the measurement dates prescribed in EITF 96-18. The Company estimates fair value of each warrant at the measurement date by using the Black-Scholes option-pricing model with the following assumptions as of December 31, 2003: no dividend yield, expected volatility of 0%, contractual option life of 1.3 years, and risk-free interest rate of 1.45%. As of December 31, 2003, the Company’s warrants were estimated to have no material value. The Company has recorded $0 and $172,825 of consulting expense relating to these warrants in 2003 and 2002, respectively.

      During 2002, one of the individuals who was granted warrants as a non-employee became an employee of the Company. The Company has elected to account for equity instruments issued to employees under APB No. 25. Accordingly, the Company measured the intrinsic value of the warrants on the date the individual became an employee. No intrinsic value existed on this date, and thus, no expense related to these warrants has been recognized since the individual became an employee (Note 2). Had the warrants been accounted for in accordance with SFAS No. 123 during the time the individual was an employee, the Company would have recognized additional expense of $40,906. The assumptions used to measure this pro forma expense were the same as those described in the preceding paragraph.

      The Company also granted 20,000 warrants to a related party during 2002. The warrants vest in April 2003. The Company has estimated the fair value of these warrants using the Black-Scholes option-pricing model, with similar assumptions to those described above. The expense is being recognized ratably over the 12-month period from the date of grant through the vesting date in April 2003. As a result, the Company has recorded $0 and $7,081 of expense relating to these warrants, in 2003 and 2002, respectively.

      The Company also issued 5,000 warrants to other non-employees during the 2002. Total consulting expense recognized in 2002 related to these warrants was $2,650.

7.     Commitments and Contingencies

     Consulting Agreements

      During 2003, 2002, 2001 and 2000, the Company entered into consulting agreements with various individuals, including independent third parties (third parties) and several officers, directors and minority shareholders (related parties). Pursuant to the consulting agreements, the individuals provide the Company guidance and direction with the research and development and marketing plans for the genomics instrumentation and/or the overall business strategy and growth of the Company. The consulting agreements are for various terms expiring through March, 2004 (or, if applicable, until such time the individual is no longer employed by U of M) with the exception of one related party and one third-party consulting agreement, both of which have month-to-month terms. As of December 31, 2003, all remaining consulting agreements are based upon an hourly rate for services rendered on an on-going basis.

      In addition to the cash compensation paid to these individuals, stock options to purchase a total of 412,500 shares (240,000 and 172,500 shares to related parties and third parties, respectively) of common stock

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

at $1.30 per share were also issued to the consultants (Note 6). Along with the above future minimum cash consulting payments, the Company will recognize compensation expense on an annual basis over the consulting contracts’ terms for the fair value of such options as determined at that time.

      During 2003, 2002, and 2001, consulting expense incurred, including expense recognized for the fair value of the portion of the stock options and warrants relating to the lapsed period of the contracts, was as follows:

	2003

	Third	Related
	Parties	Parties	Total

Cash compensation	$80,075	$207,001	$287,076

	2002

	Third	Related
	Parties	Parties	Total

Cash compensation	$70,605	$277,400	$348,005
Stock-based compensation	21,356	232,855	254,211

	$91,961	$510,255	$602,216

	2001

	Third	Related
	Parties	Parties	Total

Cash compensation	$33,850	$255,754	$289,604
Stock-based compensation	4,811	21,125	25,936

	$38,661	$276,879	$315,540

      Total related-party and third-party consulting expense for the period December 1, 1999 (date of inception) to December 31, 2003 aggregated $1,031,135 and $210,697, respectively.

      At December 31, 2003 and 2002, $252,515 and $93,250, respectively, were due to related-party consultants and included in accounts payable on the accompanying balance sheets.

      At December 31, 2003 and 2002, $131,925 and $19,550, respectively, were due to independent third-party consultants and included in accounts payable on the accompanying balance sheets.

Operating Lease

      The Company currently is utilizing a portion of the office space of a related party at no cost. In 2003, the Company leased office space under an operating lease agreement that commenced in November 2001 and expired in October 2003. Monthly rent under that agreement included a base rent of approximately $1,100, plus operating expenses.

      During 2000 through October 2001, the Company rented office space from an officer, who was also a director and shareholder, on a month-to-month basis (Note 5.)

      Total rent expense aggregated $12,980, $23,411, and $9,759 for 2003, 2002, and 2001, respectively. Total rent expense for the period from December 1, 1999 (date of inception) to December 31, 2003 aggregated $49,650.

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes

      Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carryforwards and start-up costs, of which start-up costs will be amortized for tax purposes once the Company begins doing business as defined by tax code.

      As of December 31, 2003, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

      Deferred taxes consisted of the following at December 31:

	2003	2002

Net operating loss carryforwards and other assets	$1,136,000	$935,000
Less valuation allowance	(1,136,000)	(935,000)

Net deferred tax asset	$—	$—

      At December 31, 2003, the Company had net operating loss carryforwards aggregating approximately $2.0 million, which expire through 2023. The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

9.     Convertible Notes

      The Company issued convertible debentures with detachable warrants during 2003 and 2002 in the amounts of $50,000 and $150,000, respectively, to related-party investors. The face amounts of the debentures aggregate $200,000. The debentures issued in 2003 and 2002 mature in October 2004 and March 2004, and bear an annual interest rate of 8%. In the event that the Company completes, during the term of the debentures, a sale of common and/or preferred stock for an amount equal to or in excess of $500,000, the principal and accrued interest due under the debenture will be automatically converted into the same class of shares sold in the sale of common and/or preferred stock at a price per-share equal to 90% of the per share price for which such shares were sold. In the event the debentures have not been converted prior to their maturity date, the holders have the right to convert all, but not less than all, of the principal and accrued interest due at maturity into shares of common stock at a conversion price per share equal to 80% of the fair-value price per-share of common stock at the time of conversion. Fair value of the common stock will be the price per-share paid by the last independent outside investor who purchased shares of common stock of the Company after the date the debentures were issued having a value of the least $100,000 in a single investment. If no such purchase has been made, fair value will be defined as the greater of two times per share revenue (on a fully diluted basis) of the Company for the last calendar year or $1.30. Through March 30, 2004, the Company has not sold any shares of common or preferred stock since the issuance of the debentures.

      The convertible debentures include detachable warrants. The warrants are exercisable into 66,667 shares of the Company’s common stock at an exercise price of $1.30. The warrants were immediately vested upon issuance of the debentures and can be exercised at any time through their expiration date in 2007. The Company accounted for the issuance of the convertible debentures with detachable warrants under APB No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants (APB 14). APB 14 requires the issuer to allocate fair value to each of the instruments issued — the warrants and the debentures. The value allocated to the warrants is a discount of the debenture’s face amount and is amortized to interest expense over the life of the debentures using the effective interest rate method. The fair value of the warrants

BLIZZARD GENOMICS, INC.
(A Development-stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

was determined using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; weighted average life of five years; expected volatility of .4; and weighted average risk-free interest rate of 3.82%. As a result, the Company allocated $34,000 of fair value to the warrants, which was initially recorded as a debt discount and issuance of common stock. During 2003 and 2002, $19,832 and $5,208, respectively, of the discount was amortized to interest expense.

10.     Supplemental Disclosures of Non-Cash Flow Transactions

      During the years ended December 31, 2003 and 2002, the Company recorded a reduction in its convertible notes payable for the value of the stock warrants issued in connection with such notes in the amount of $8,500 and $25,500, respectively.

      During the year ended December 31, 2001, $48,166 of patent costs were capitalized and incurred through issuance of accounts payable — shareholder.

      In December 2000, the Company incurred $200,000 of research and development expense pursuant to the sublicense agreement by issuing 200,000 shares of common stock (Note 4).

      In January 2000, in connection with the initial capitalization, the Company recorded certain assets received and liabilities assumed as follows and recorded common stock as follows:

Property and equipment	$2,270
Sublicense costs	42,697
Other assets	2,642
Accounts payable	(2,141)
Accounts payable — shareholder	(42,697)
Other liabilities	(2,659)
Common stock	(112)

$—

      In December 1999, the Company incurred $200,000 of research and development expense pursuant to the sublicense agreement by issuing 673,332 shares of common stock (Note 4).

11.     Subsequent Event

      Sale of Certain Assets — On February 11, 2004, the Company entered into an agreement with Lokoya Advisors, LLC (“LA”), whereby LA was engaged to assist the Company in the sale of some, or all, of the Company’s assets.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Blizzard Genomics, Inc.

      We have audited the accompanying balance sheet of Blizzard Genomics, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blizzard Genomics, Inc. at December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, as discussed in Note 11 to the financial statements, on February 11, 2004, the Company entered into an agreement to sell some or all of the Company’s assets. The financial statements do not include any adjustments that might result from these uncertainties and potential liquidation.

/s/ BDO SEIDMAN, LLP

May 10, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Blizzard Genomics, Inc.

      We have audited the accompanying balance sheet of Blizzard Genomics, Inc. (a development-stage company) as of December 31, 2002, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended and for the period December 1, 1999 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period December 1, 1999 (date of inception) through December 31, 2001, were audited by other auditors whose report dated March 26, 2002 expressed an unqualified opinion on those statements. The financial statements for the period December 1, 1999 (date of inception) through December 31, 2001 include a net loss of $1,239,979. Our opinion on the statements of operations, shareholders’ equity (deficit), and cash flows for the period December 1, 1999 (date of inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

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

      As discussed in Note 1 to the financial statements, the Company’s recurring losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 5, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Blizzard Genomics, Inc.
St. Paul, Minnesota

      We have audited the accompanying statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2001 and the period from December 1, 1999 (date of inception) to December 31, 2001 of Blizzard Genomics, Inc. (a development-stage company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year then ended and the period December 1, 1999 (date of inception) to December 31, 2001 of Blizzard Genomics, Inc. (a development-stage company), in conformity with accounting principles generally accepted in the United States of America.

/s/	SILVERMAN OLSON THORVILSON & KAUFMANN LTD

SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS

Minneapolis, Minnesota

March 26, 2002