Form 10-Q
period 2004-03-31
CYTRX CORP
filed 2004-05-17
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-15327

CytRx Corporation

(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd Suite 650 Los Angeles, CA (Address of principal executive offices)	90049 (Zip Code)

Registrant’s telephone number, including area code:

(310) 826-5648

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).     Yes ☐     No ☑

          Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 13, 2004: 34,927,327

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31
Exhibit 32

CYTRX CORPORATION

Form 10-Q

i

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$10,005,300	$11,644,446
Prepaid and other current assets	617,073	236,349

Total current assets	10,622,373	11,880,795
Property and equipment, net	306,186	227,413
Other assets —
Prepaid and other assets	982,726	216,076

Total assets	$11,911,285	$12,324,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$760,101	$738,135
Accrued expenses and other current liabilities	616,216	381,977

Total current liabilities	1,376,317	1,120,112
Accrued loss on facility abandonment	286,032	312,433
Deferred gain on sale of building	86,855	93,836
Deferred revenue	275,000	275,000

Total liabilities	2,024,204	1,801,381

Minority interest	295,359	330,287

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 35,496,143 and 34,392,000 shares issued at March 31, 2004 and December 31, 2003	35,496	34,392
Additional paid-in capital	105,411,133	102,239,460
Treasury stock, at cost (633,816 shares held at March 31, 2004 and December 31, 2003)	(2,279,238)	(2,279,238)
Accumulated deficit	(93,575,669)	(89,801,998)

Total stockholders’ equity	9,591,722	10,192,616

Total liabilities and stockholders’ equity	$11,911,285	$12,324,284

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2004	2003

Income —
License fees	$100,000	$—

Expenses:
Research and development (includes non-cash stock compensation of $274,000 in 2004)	1,431,948	2,500
Depreciation and amortization	16,330	60
Common stock, stock options and warrants issued for selling, general and administrative	1,283,832	148,500
Selling, general and administrative	1,199,795	525,139

	3,931,905	676,199

Loss before other income	(3,831,905)	(676,199)
Other Income —
Interest income	23,306	15,766

	(3,808,599)	(660,433)
Minority interest in losses of subsidiary	34,928	—
Equity in losses from minority-owned entity	—	(253,564)

Net loss	$(3,773,671)	$(913,997)

Basic and diluted loss per common share	$(0.11)	$(0.04)

Basic and diluted weighted average shares outstanding	34,215,007	21,510,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,773,671)	$(913,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,330	60
Equity in losses from minority-owned entity	—	253,564
Minority interest in losses of subsidiary	(34,928)	—
Common stock, stock options and warrants issued for selling, general and administrative	1,557,582	148,500
Net change in operating assets and liabilities	153,054	4,033

Total adjustments	1,692,038	406,157

Net cash used in operating activities	(2,081,633)	(507,840)

Cash flows from investing activities:
Maturity of held-to-maturity securities	—	1,401,358
Purchase of property and equipment	(95,103)	—

Net cash (used in) provided by financing activities	(95,103)	1,401,358

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	353,590	—
Net proceeds from issuances of common stock	184,000	—

Net cash provided by financing activities	537,590	—

Net increase (decrease) in cash and cash equivalents	(1,639,146)	893,518
Cash and short-term investments at beginning of period	11,644,446	387,314

Cash and short-term investments at end of period	$10,005,300	$1,280,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

1. Description of Company and Basis of Presentation

      CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with a research subsidiary, CytRx Laboratories, Inc. (the “Subsidiary”), based in Worcester, Massachusetts. The Company owns the rights to a portfolio of technologies, including ribonucleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV), as well as a DNA-based HIV vaccine technology. In addition, the Company has entered into strategic alliances with third parties to develop several of the Company’s other products.

      The accompanying condensed consolidated financial statements at March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2003.

2. Adoption of Recently Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN No. 46”) as superseded in December 2003 by FASB-issued Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46R was applicable starting January 1, 2004 and had no material effect on the Company’s consolidated financial statements.

3. Loss Per Share

      Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 11,281,000 and 6,379,000 shares at March 31, 2004 and 2003, respectively.

4. Stock Based Compensation

      The Company uses the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data).

	Three Months Ended
	March 31,

	2004	2003

Net loss, as reported	$(3,774)	$(914)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(324)	(72)

Pro forma net loss	$(4,098)	$(986)

Loss per share, as reported (basic and diluted)	$(0.11)	$(0.04)
Loss per share, pro forma (basic and diluted)	$(0.12)	$(0.05)

      Included on the March 31, 2004 condensed consolidated balance sheets is $1,078,000 of prepaid compensation expense related to the issuance of common stock and vested and non-forfeitable options to purchase the Company’s common stock to non-employees. $779,000 of such prepaid compensation expense is included in noncurrent prepaid and other assets and the remaining $299,000 is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets.

5. Subsequent Event

      In May 2004, the Company’s current Chief Financial Officer tendered his resignation as the Company’s Chief Financial Officer, with such resignation to be effective as of June 15, 2004.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In April 2003, we acquired our first new technologies by entering into exclusive license agreements with UMass covering potential applications for its proprietary RNAi technology in the treatment of specified diseases. At that time, we also acquired an exclusive license from UMass covering its proprietary technology with potential gene therapy applications within the area of cancer. In May 2003, we broadened our strategic alliance with UMass by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology.

      As part of our strategic alliance with UMass, we agreed to fund certain discovery and pre-clinical research at the medical school relating to the use of our technologies, licensed from UMass, for the development of therapeutic products within certain fields. Although we intend to internally fund the early stage development work for certain product applications (including obesity, type 2 diabetes and ALS) and may seek to fund the completion of the development of certain of these product applications (such as ALS), we may also seek to secure strategic alliances or license agreements with larger pharmaceutical companies to fund the early stage development work for other gene silencing product applications and for subsequent development of those potential products where we fund the early stage development work.

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

      Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Estimated Facility Abandonment Accrual

      During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles, subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount recorded as of December 31, 2002 and such difference may be material. As of March 31, 2004, we have a remaining lease closure accrual of $392,000.

Liquidity and Capital Resources

      At March 31, 2004, we had cash, cash equivalents and short-term investments of $10,005,000 and net assets of $9,592,000 compared to $11,644,000 and $10,193,000, respectively, at December 31, 2003. Working capital totaled $9,246,000 at March 31, 2004, compared to $10,761,000 at December 31, 2003. By Board resolution, we have allocated approximately $5,806,000 of our cash and cash equivalents to the current and future operations of our obesity and type 2 diabetes subsidiary.

      To date, we have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate funds needed to finance the implementation of our plans of operations. We believe that our current cash and investments balances will be sufficient to meet cash requirements for at least the next twelve months. We will be required to obtain significant additional funding in order to execute our long-term business plan. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plan and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

      In the three-month period ended March 31, 2003, net cash used in investing activities consisted of $1,401,000, representing funds received upon the maturity of U.S. government obligations. The only cash used in financing activities for the three-month period ended March 31, 2004, was for the purchase of $95,000 of property and equipment.

      Net cash provided by financing activities was $538,000 in the first quarter of fiscal 2004. There were no financing activities for the three-month period ended March 31, 2003. Cash provided by financing activities in 2004 was comprised of $354,000 received upon the exercise of stock options and warrants and the sale of shares to a single purchaser for $184,000.

      Although our net loss for the three-month period ending March 31, 2004 was $3,774,000, net cash used in operating activities was only $2,082,000 due primarily to $1,558,000 of common stock, options and warrants issued in lieu of cash for selling, general and administrative services. Net cash used in operating activities in the three-month period ended March 31, 2003 was $508,000 because the net loss during that prior year’s period was less, and the net loss included a non-cash loss from our minority-owned entities.

      Based on our internal projections of expected expenses, we believe that we will have adequate working capital to allow us to operate at our currently planned levels for at least the next twelve months. Our strategic alliance with University of Massachusetts Medical School (UMass) may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances is expected to be approximately $1,800,000 during the next 12 months.

      We also may require additional working capital in order to fund any product acquisitions that we consummate. Any additional capital requirements may be provided by potential milestone payments pursuant to the Merck and Vical licenses or by potential payments from future strategic alliance partners or licensees of our technologies. However, Merck and Vical are both at an early stage of clinical trials of a product utilizing TranzFect, so there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical. We intend to also pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. These efforts are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources. Additionally, depending upon the outcome of our fund raising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

      We expect to incur significant losses for the foreseeable future, and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

      We recorded a net loss of $3,774,000 for the three-month period ended March 31, 2004 as compared to $914,000 in the same fiscal quarter in 2003.

      During the three-month period ended March 31, 2004, we earned a $100,000 milestone payment from one of our licensees. No license fee income was recorded during the three-month period ended March 31, 2003.

      Research and development expenses were $1,432,000 during the three-month period ended March 31, 2004, as compared to only $3,000 for the same fiscal period in 2003. Subsequent to our merger with Global Genomics, Inc. in July 2002, we modified our corporate business strategy so that we have not pursued additional internal research and development efforts for any of our then existing products or technologies, other than through partnering or out-licensing this research and development work to outside parties. As a result, we conducted virtually no internal research and development during the three-month period ended March 31, 2003. The research and development expenses incurred in the first fiscal quarter of 2004 relate to (i) our commitment to fund research and development activities conducted at UMass and Massachusetts General Hospital (Mass General), and (ii) the research and development activities of CytRx Laboratories, Inc., our obesity and type II diabetes subsidiary. Although our actual research and development expenses for the balance of 2004 could vary substantially, our research and development expense will remain substantial in the future as a result of our commitment to fund research and development activities conducted at UMass related to the technologies covered by the UMass license agreements and the on-going operations of our CytRx Laboratories subsidiary.

      From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares or warrants at the fair market value of the stock or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statement of operations, certain vesting criteria of stock purchase warrants issued to consultants were achieved, resulting in aggregate non-cash charges of $1,284,000 during the three month period ended March 31, 2004, and $149,000 during the same period in 2003.

      Selling, general and administrative expenses paid or to be paid in cash were $1,200,000 during the three-month period ended March 31, 2004, as compared to $525,000 for the same period in 2003. Our new corporate business strategy contributed to the increase for 2004 resulting in (a) a greater use of consultants for technical, financial and business development advisory services and (b) higher legal and accounting costs.

      Interest income was $23,000 for the three-month period ended March 31, 2004, as compared to $16,000 for the three-month period ended March 31, 2003. The increase in interest income is due to the substantial additional amounts of cash and investments we held during the fiscal 2004 quarter compared to the smaller amounts in the fiscal 2003 quarter. However, the increase in the amounts earning interest was partially offset by lower interest rates in the 2004 period.

      For the three months ended March 31, 2004, we recorded $35,000 reduction of our losses as a result of the minority interest share in the losses of our subsidiary. This amount is reported as a separate line item in the accompanying condensed consolidated statement of operations.

      We record our portion of the losses of Blizzard Genomics, an unconsolidated entity in which we own 40% of the outstanding equity interests, on the equity method. For the three months ended March 31, 2003, we recorded $254,000 as our share in the losses of Blizzard Genomics. Since we wrote off our entire investment in Blizzard Genomics at the end of the third quarter of fiscal 2003, we did not record any losses from our investment in Blizzard Genomics for the three months ended March 31, 2004.

Risk Factors

      You should carefully consider the following risks before deciding to purchase shares of our common stock. If any of the following risks actually occurs, our business or prospects could be materially adversely affected and the trading price of our common stock could decline, and investors in our securities could lose all or part of their investment. You should also refer to the other information in this Quarterly Report, including our financial statements and the related notes.

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

      We have incurred significant losses over the past five years, including net losses of approximately $3,774,000 for the three months ended March 31, 2004 (on an unaudited basis), and $17,845,000, $6,176,000 and $931,000 for 2003, 2002, and 2001, respectively, and we had an accumulated deficit of approximately $93,576,000 (on an unaudited basis) as of March 31, 2004. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we anticipate that it will take at least several years before the development of any of our licensed or other current potential products is completed, FDA marketing approvals are obtained and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations

      Although we generated $3,751,000 in revenues from milestone payments and license fees from our licensees during 2001 and $1,051,000 from these sources during 2002, we generated only $94,000 in such revenues in 2003. Although we earned a $100,000 milestone payment from one of our licenses in March 2004, we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

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

      We are likely to incur negative cash flows from operations until such time, if ever, as we can generate significant recurring revenues. Although we believe that we have adequate financial resources to support our currently planned level of operations for at least the next twelve months, should we thereafter be unable to generate recurring revenues, it is likely that we will become dependent on obtaining financing from third parties to continue to meet our obligations to the University of Massachusetts Medical School (UMMS) and maintain our operations, including our planned levels of operations for our obesity and type 2 diabetes subsidiary. We have no commitments from third parties to provide us with any debt or equity financing. Accordingly, financing may be unavailable to us or only available on terms that substantially dilute our existing stockholders. A lack of needed financing could force us to reduce the scope of or terminate our operations or to seek a merger with or be acquired by another company. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our stockholders or at all.

Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us

      License fees paid to us with respect to our TranzFect technology have represented all of our revenue in the first quarter of 2004 and 81%, 94% and 94% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect, Merck & Co. (Merck) and Vical Incorporated (Vical) may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect and Vical has only recently commenced a Phase I clinical trial of a product utilizing TranzFect. In the Merck trials, although the formulation of the tested vaccine using TranzFect was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.

We Have Changed Our Business Strategy, Which Will Require Us, in Certain Cases, to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products

      Following our merger with Global Genomics, we modified our business strategy of internally developing FLOCOR and the other, then-current, potential products that we had not yet licensed to third parties. Instead, we began to seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that would provide for those companies to be responsible for the development and marketing of those products. In October 2003, we entered into an agreement to license FLOCOR, the primary potential product that we held prior to the Global Genomics merger and which we had not already licensed to a third party, to SynthRx, Inc., a recently formed Houston, Texas-based biopharmaceutical company, and entered into a strategic alliance with that company. Although we intend to internally fund or carry out, through our obesity and type 2 diabetes subsidiary, the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMMS, and we may seek to fund all of the later stage development work for our potential ALS products, the completion of the development, manufacture and marketing of these products is likely to require, in many cases, that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies for this purpose.

      There can be no assurance that our products will have sufficient potential commercial value to enable us to secure strategic alliances, license agreements or other collaborative arrangements with suitable companies on attractive terms or at all. If we enter into these arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable regulatory (including FDA) requirements, the timing of receipt or amount of revenues from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products. In addition, if we are unable to enter into these arrangements for a particular product, we may be required to either sell our rights in the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.

      We will also seek to acquire products from third parties that already are being marketed or have previously been marketed. We have not yet identified any of these products. Even if we do identify such products, it may be difficult for us to acquire them with our limited financial resources and, if we acquire products using our securities as currency, we may incur substantial shareholder dilution. We do not have any prior experience in acquiring or marketing products and may need to find third parties to market these products for us. We may also seek to acquire products through a merger with one or more companies that own such products. In any such merger, the owners of our merger partner could be issued or hold a substantial, or even controlling, amount of stock in our company or, in the event that the other company is the surviving company, in that other company.

     Our Current Financial Resources May Limit Our Ability to Execute Certain Strategic Initiatives

      On March 31, 2004 we had approximately $10,005,000 in cash and cash equivalents and approximately $9,246,000 in working capital. Our significantly improved working capital position is due primarily to our completing a $5,440,000 private equity financing in May 2003 and an $8,695,000 private equity financing in September 2003, although we have used approximately $7,000,000 of the net proceeds of the September 2003 financing as initial capital for our obesity and type 2 diabetes subsidiary and we currently expect the balance of such proceeds to be available for the future operating needs of that subsidiary.

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

Our New Obesity and Type 2 Diabetes Subsidiary May Not Be Able to Develop Products

      In order to develop new obesity and type 2 diabetes products, our new subsidiary will first need to identify appropriate drug targets and pathways. We will be using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify highly promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and effective against these targets. The development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources. We currently plan to seek a strategic alliance with a major pharmaceutical company at a relatively early stage in our development work to complete the development, clinical testing and manufacturing and marketing of our obesity and type 2 diabetes products, but we may not be able to secure such a strategic partner on attractive terms or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on the prior experience and current efforts of Dr. Michael P. Czech, the Chairman of the Scientific Advisory Board of our subsidiary, in establishing the scientific goals and strategies of our subsidiary, and Dr. Mark A. Tepper, the President of our subsidiary, in managing the operations of this subsidiary.

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

We Are Unlikely to Recover Any Amounts from Global Genomics’ Portfolio Companies

      Due to its inability to raise needed capital, Blizzard Genomics, Inc. (Blizzard), which was Global Genomics’ principal portfolio company, has been unable to complete the development of any of its products and has been notified by the licensor of its core technologies that it is in default under its license for those technologies. Global Genomics’ other portfolio company is at a very early stage, is operating without any fulltime or salaried employees and has not been able to raise the capital it will need to fund its planned operations and to acquire licenses to certain technologies that it will require. Accordingly, it appears unlikely that either of Global Genomics’ portfolio companies will generate revenues for us in the future and, in 2003, we recorded a write-off of the carrying value of our investments in those companies.

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

      As a result, these competitors may:

•	Succeed in developing competitive products earlier than we or our strategic partners or licensees

•	Obtain approvals for such products from the FDA or other regulatory agencies more rapidly than we or our strategic partners or licensees do

•	Obtain patents that block or otherwise inhibit the development and commercialization of our product candidates

•	Develop treatments or cures that are safer or more effective than those we propose for our products

•	Devote greater resources to marketing or selling their products

•	Introduce or adapt more quickly to new technologies or scientific advances

•	Introduce products that make the continued development of our product candidates uneconomical

•	Withstand price competition more successfully than our strategic partners or licensees can

•	More effectively negotiate third-party strategic alliances or licensing arrangements

•	Take advantage of other opportunities more readily than we can

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

      Although we do not expect FLOCOR to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR would have to compete against, such as tissue plasminogen activator (t-PA) and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, FLOCOR would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Decitabine, which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Antigenics, Inc. and adjuvants marketed by Corixa Corp. Blizzard Genomics’ products, if ever developed, will compete with a number of currently marketed products, including those offered by Axon Instruments, Inc., Affymetrix, Inc., Applied Precision, LLC, Perkin Elmer, Inc. and Agilent Technologies, Inc.

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

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets

      Obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for our TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. We have a nonexclusive license to a patent owned by UMMS and the Carnegie Institution of Washington that covers the general field of gene silencing. The specific medical applications of the gene silencing technology and the other technologies that we have licensed from the UMMS are covered by a number of pending patent applications, but there can be no assurance that any of these patents will be issued. Moreover, other organizations and researchers have been active in the field of gene silencing, many patent applications covering different methods and compositions in the field of RNAi therapeutics have been and are expected to be filed, and certain organizations or researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. At least one of our competitors is seeking broad patent coverage in the RNAi field that could restrict the ability of others to develop certain RNAi-based therapeutics.

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

Possible Delisting From The Nasdaq Small Cap Market

      On April 19, 2004, we received a Nasdaq Staff Determination letter informing us that our common stock is subject to delisting from The Nasdaq Small Cap Market as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2003, as required by Nasdaq Marketplace Rule 4310(c)(14). On May 13, 2004, we participated in a telephonic hearing before the Nasdaq Listing Qualifications Panel that was to consider our delisting. On May 14, 2004, we filed the Annual Report on Form 10-K for the year ended December 31, 2003. The Nasdaq Listing Qualifications Panel is expected to rule on our possible delisting by the end of May 2004. Notwithstanding our filing of our delinquent report, the Nasdaq Listing Qualifications Panel could, nevertheless, determine that we are otherwise in non-compliance with certain Nasdaq listing criteria and could, therefore, rule that our common stock be delisted from the Nasdaq Small Cap Market. If our common stock is delisted from the Nasdaq Small Cap Market, an active trading market for our common stock may cease to exist and the delisting could materially and adversely impact the market value of our common stock.

Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management or May Discourage Others From Acquiring Us and Thereby Adversely Affect Stockholder Value

      We have a stockholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without the approval of our board of directors. The intent of the stockholder rights plan and our bylaw provisions is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors.

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

Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent private Financings May Adversely Affect the Trading Price of Our Common Stock

      As of March 31, 2004, there were outstanding stock options and warrants to purchase approximately 11,281,000 shares of our common stock at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

      Our financial instruments that are sensitive to changes in interest rates are our investments and cash equivalents. As of March 31, 2004, we held no investments other than amounts invested in money market accounts. We are not subject to any other material market risks.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

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

Item 2 — Changes in Securities and Use of Proceeds

      During the three-month period ended March 31, 2004, we granted ten-year options to purchase a total of 1,895,000 shares of our common stock to four employees and two members of our Scientific Advisory Board. The option exercise prices ranged from $1.85 to $2.16 per share.

      In January 2004, we issued 125,000 shares of our common stock to Advanced BioScience Laboratories, Inc. as a milestone payment under our license agreement with that company. The shares of common stock were issued in reliance upon an exemption from registration under section 4(2) of the Securities Act of 1933.

      In February 2004, we sold to Troy & Gould Professional Corporation 100,000 shares of our common stock at $1.84 per share. The shares of common stock were issued in reliance upon an exemption from registration under section 4(2) of the Securities Act of 1933.

      In February 2004, we issued 100,000 shares of our common stock to The Investor Relations Group, Inc. for certain investor relation services to be rendered by that firm under a consulting agreement with that firm. The shares of common stock were issued in reliance upon an exemption from registration under section 4(2) of the Securities Act of 1933.

      In March 2004, we issued 150,000 shares of our common stock to Gunn Allen Financial, Inc. for certain services to be rendered by that firm under an investment banking agreement with that firm. The shares of common stock were issued in reliance upon an exemption from registration under section 4(2) of the Securities Act of 1933.

Item 6. — Exhibits and Reports on Form 8-K

(a) Exhibits

      The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

      On January 20, 2004, we filed a Current Report on Form 8-K (Item 5. Other Events and Regulation FD Disclosure) attaching a press release announcing our plans to cease funding of our existing investments in genomics companies and to record write-off of our investments in the genomics companies.

      On January 27, 2004, we filed a Current Report on Form 8-K (Item 4. Changes in Registrant’s Certifying Accountant) announcing the dismissal of Ernst & Young LLP as our independent auditors effective as of January 20, 2004.

      On January 30, 2004, we filed a Current Report on Form 8-K (Item 4. Changes in Registrant’s Certifying Accountant) announcing that we had engaged PricewaterhouseCoopers LLP as our independent auditors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION
(Registrant)

By: /s/ STEVEN A. KRIEGSMAN

Steven A. Kriegsman
Chief Executive Officer

Date: May 17, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Registration Rights Agreement, dated as of January 29, 2004, by and between CytRx Corporation and Advanced BioScience Laboratories, Inc.
10.2	Consulting Agreement, dated as of February 9, 2004, between CytRx Corporation and The Investor Relations Group, Inc.
10.3	Investment Banking Agreement, dated as of February , 2004, between CytRx Corporation and Gunn Allen Financial, Inc.
10.4	Scientific Advisory Board Agreement, effective as of March 3, 2004, by Tariq M. Rana, Ph.D., CytRx Corporation and Araios, Inc.
10.5	Scientific Advisory Board Agreement, effective as of March 3, 2004, by Craig Mello, Ph.D., CytRx Corporation and Araios, Inc.
31	Certifications Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002