Form 10-Q
period 2004-06-30
CYTRX CORP
filed 2004-08-16
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes [  ]      No [X]

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 9, 2004: 35,253,423.

CYTRX CORPORATION

Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$7,103,549	$11,644,446
Prepaid and other current assets	248,012	236,349

Total current assets	7,351,561	11,880,795
Property and equipment, net	504,847	227,413
Prepaid insurance and other assets	287,722	216,076

Total assets	$8,144,130	$12,324,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$712,435	$738,135
Accrued expenses and other current liabilities	1,268,130	381,977

Total current liabilities	1,980,565	1,120,112
Accrued loss on facility abandonment	259,633	312,433
Deferred gain on sale of building	79,873	93,836
Deferred revenue	275,000	275,000

Total liabilities	2,595,071	1,801,381

Minority interest in subsidiary	261,030	330,287

Commitments and contingencies		—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 35,836,000 and 34,392,000 shares issued at June 30, 2004 and December 31, 2003	35,836	34,392
Additional paid-in capital	105,167,929	102,239,460
Treasury stock, at cost (633,816 shares held at June 30, 2004 and December 31, 2003)	(2,279,238)	(2,279,238)
Accumulated deficit	(97,636,498)	(89,801,998)

Total stockholders’ equity	5,288,029	10,192,616

Total liabilities and stockholders’ equity	$8,144,130	$12,324,284

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
License fees	$228,164	$—	$328,164	$—
Other	—	3,000	—	3,000

	228,164	3,000	328,164	3,000

Expenses:
Research and development (includes $167,000 and $1,294,000 of non-cash stock-based expense for the three and six month periods ended June 30, 2004; and $1,829,000 of non-cash stock-based expense for the three and six month periods ended June 30, 2003, respectively)	1,356,876	2,270,119	3,641,880	2,272,619
Depreciation and amortization	25,478	61	41,808	121
Common stock, stock options and warrants issued for selling, general and administrative	374,511	1,489,029	805,287	1,637,529
Selling, general and administrative	2,582,904	1,031,701	3,782,699	1,556,839

	4,339,769	4,790,910	8,271,674	5,467,108

Loss before other income (expense)	(4,111,605)	(4,787,910)	(7,943,510)	(5,464,108)
Other income (expense):
Interest income	16,447	11,549	39,753	27,315
Minority interest in losses of subsidiary	34,329	—	69,257	—
Equity in losses of minority-owned entity	—	(270,054)	—	(523,619)

Net loss	$(4,060,829)	$(5,046,415)	$(7,834,500)	$(5,960,412)

Basic and diluted:
Loss per common share	$(0.12)	$(0.21)	$(0.23)	$(0.26)

Weighted average shares outstanding	34,954,360	24,605,755	34,641,735	23,066,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,834,500)	$(5,960,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,808	121
Equity in losses of minority-owned entity	—	523,619
Minority interest in losses of subsidiary	(69,257)	—
Common stock, stock options and warrants issued for services and license fees	2,099,260	3,466,964
Net change in operating assets and liabilities	938,445	12,759

Net cash used in operating activities	(4,824,244)	(1,956,949)

Cash flows from investing activities—
Purchases of property and equipment	(319,242)	—

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	418,589	1,169,540
Net proceeds from issuances of common stock	184,000	4,851,057

Net cash provided by financing activities	602,589	6,020,597

Net increase (decrease) in cash and cash equivalents	(4,540,897)	4,063,648
Cash and short-term investments at beginning of period	11,644,446	1,788,672

Cash and short-term investments at end of period	$7,103,549	$5,852,320

The accompanying notes are integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

1. Description of Company and Basis of Presentation

     CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with a research subsidiary, CytRx Laboratories, Inc. (“CytRx Laboratories”), based in Worcester, Massachusetts. The Company owns the rights to a portfolio of technologies, including ribonucleic acid interference (“RNAi” or “gene silencing”) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”), obesity and type 2 diabetes and human cytomegalovirus (“CMV”), as well as a DNA-based HIV vaccine technology. In addition, the Company has entered into strategic alliances with third parties to develop several of the Company’s other products.

     The accompanying condensed consolidated financial statements at June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2003. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Adoption of Recently Issued Accounting Standards

     In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The FASB’s proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. The Company currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 2 to the condensed consolidated financial information. The Company is currently determining what impact the proposed statement would have on its results of operations or financial position.

3. Loss Per Share

     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 10,425,000 and 8,065,000 shares at June 30, 2004 and 2003, respectively.

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,061)	$(5,046)	$(7,835)	$(5,960)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(326)	(86)	(650)	(158)

Pro forma net loss	$(4,387)	$(5,132)	$(8,485)	$(6,118)

Loss per share, as reported (basic and diluted)	$(0.12)	$(0.21)	$(0.23)	$(0.26)
Loss per share, pro forma (basic and diluted)	$(0.13)	$(0.21)	$(0.24)	$(0.27)

5. Commitments and Contingencies

     We are occasionally involved in claims arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on us.

     In June 2004, we settled a breach of contract lawsuit filed by M&W a former independent contractor to us that had been engaged to provide investor relation services. Pursuant to a Mutual and General Release of all claims, we agreed to issue to M&W 200,000 shares of our common stock that were to have been earned and received by M&W upon entering into the investor relations services contract with them and we agreed to make an additional payment of $50,000 to M&W.

     As a result of the Company’s late filing of its Annual Report on Form 10-K for the year ended December 31, 2003, it became ineligible to register using a Form S-3 registration statement any resales by investors of its common stock. The Company’s ineligibility to register resales on Form S-3 may create liability under certain of its registration rights agreements with investors if the Company is unable within a reasonable period of time to amend certain existing registrations so as to permit the holders to again be able to sell their shares under those registrations.

6. Subsequent Event

Employment Agreements

     In July 2004, the Company hired a Chief Financial Officer, a General Counsel and a Senior Vice President of Drug Development under employment agreements, the terms of which expire in July 2005. The aggregate expense for future salaries of these individuals is consistent with our original planned level of operations.

Collaboration and Invention Disclosure Agreement

     In July 2004, the Company entered into a collaboration and invention disclosure agreement with the University of Massachusetts Medical School (“UMass”) under which UMass will disclose to us certain new technologies developed at UMass over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV and will give the Company an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. The minimum commitment under the agreement is $750,000 per year.

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

  Overview

     We are in the process of developing products, primarily in the areas of ribonucleic acid interference (“RNAi”) and small molecule therapeutics, for the human health care market. RNAi is a new technology for silencing genes in living cells and organisms. Development work on RNAi is still at an early stage, and we are not aware of any clinical testing of medical applications using RNAi that have yet been initiated by any party. In addition to our work in RNAi, we are involved in the development of a DNA-based HIV vaccine and have entered into strategic alliances with respect to the development of several other products using our other technologies.

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

     In April 2003, we acquired our first new technologies by entering into exclusive license agreements with the University of Massachusetts Medical School (“UMass”) covering potential applications for its proprietary RNAi technology in the treatment of specified diseases. At that time, we also acquired an exclusive license from UMass covering its proprietary technology with potential gene therapy applications within the area of cancer. In May 2003, we broadened our strategic alliance with UMass by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology. In July 2004, we further expanded our strategic alliance with UMass by entering into a collaboration and invention disclosure agreement with UMass under which UMass will disclose to us certain new technologies developed at UMass over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including amyotrophic lateral sclerosis (“ALS”)) and cytomegalovirus (“CMV”) and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms.

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

     We have not achieved profitability on a quarterly or annual basis and we expect to continue to incur significant additional losses over the next several years. Our net losses may increase from current levels primarily due to activities related to our collaborations, technology acquisitions, research and development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

     Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2003. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

     Research and Development Expenses

     Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Technology developed for use in our products is expensed as incurred, until technological feasibility has been established. Expenditures, to date, have been classified as research and development expense in the consolidated statements of operations, and we expect to continue to expense research and development for the foreseeable future.

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

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we have continued to account for stock-based compensation in accordance with APB 25 (See Notes 2 and 13 to our financial statements for the year ended December 31, 2003).

     We have also issued stock and granted options and warrants to purchase our stock to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are accounted for in accordance with SFAS 123 and related interpretations and are valued at the fair market value of the options and warrants granted, as of the date of grant or services received, whichever is more reliably measurable. Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. The Company anticipates that it will continue to rely on the use of consultants and that it will be required to expense the associated costs. The Company anticipates continuing the use of stock options to compensate employees, and continuing to expense the options in accordance with APB 25.

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

     Estimated Facility Abandonment Accrual

     During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles, subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount recorded as of December 31, 2002 and such difference may be material. As of June 30, 2004, we have a remaining lease closure accrual of $260,000.

  Liquidity and Capital Resources

     At June 30, 2004, we had cash, cash equivalents and short-term investments of $7,104,000 and total assets of $8,144,000 compared to $11,644,000 and $12,324,000, respectively, at December 31, 2003. Working capital totaled $5,371,000 at June 30, 2004, compared to $10,761,000 at December 31, 2003. We have allocated approximately $4,134,000, net of reimbursable expenses to the Company, of our cash and cash equivalents to the current and future operations of CytRx Laboratories, our obesity and type 2 diabetes subsidiary.

     To date, we have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate funds needed to finance the implementation of our plans of operations. We believe that the cash and short-term investments balances will be sufficient to meet our cash requirements through the first quarter of 2005. We will be required to obtain significant additional funding in order to execute our long-term business plans. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plan and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

     In the six-month period ended June 30, 2004, net cash used in investing activities consisted of $319,000 for the purchase of property and equipment primarily relating to the establishment of our obesity and diabetes subsidiary and its continuing needs. We expect capital spending to remain at current levels for the remainder of 2004.

     Cash provided by financing activities in the six-month period ended June 30, 2004 was $603,000. The cash provided was the result of $419,000 received upon the exercise of stock options and warrants and the sale of shares to a single purchaser for $184,000. Net cash provided by financing activities in the six-month period ended June 30, 2003 was $6,021,000. In May 2003, we completed a private equity financing raising net proceeds of $4,851,000. In the six month period ended June 30, 2003, we also received proceeds from the exercise of stock options and warrants totaling $1,170,000.

     Our net loss for the six-month period ended June 30, 2004 was $7,835,000, which resulted in net cash used in operating activities of $4,824,000. Adjustments to reconcile net loss to net cash used in operating activities for the six-month period ending June 30, 2004 were primarily $1,717,000 of common stock, options and warrants issued in lieu of cash for selling, general and administrative services and $382,000 of common stock issued in connection with certain license agreements. Our net loss for the six-month period ended June 30, 2003 was $5,960,000, which resulted in net cash used in operating activities of $1,957,000. Adjustments to reconcile net loss to net cash used in operating activities for the six-month period ending June 30, 2003 were primarily $1,638,000 of common stock, options and warrants issued in lieu of cash for selling, general and administrative services and $1,829,000 of common stock issued in connection with certain license agreements.

     Based on our internal projections of expected expenses, we believe that we will have adequate working capital to allow us to operate at our currently planned levels through the first quarter of 2005. Our strategic alliance with UMass may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances, that is we enter pre-clinical trials, is expected to be approximately $2,300,000 during 2004, of which $906,000 had been expensed through June 30, 2004.

     We also may require additional working capital in order to fund any product acquisitions that we consummate. Any additional capital requirements may be provided by potential milestone payments pursuant to our licenses with Merck & Co. (“Merck”) and Vical Incorporated (“Vical”), both of which relate to TranzFect™, or by potential payments from future strategic alliance partners or licensees of our technologies. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect™ and Vical has only recently commenced a Phase I clinical trial of a product using Tranzfect™, so there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical.

     We intend also to pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources. Our ability to obtain future financings may also be limited by our ineligibility through April 2005 to register resales by investors of our common stock on a Form S-3 registration statement (although we remain eligible to register such resales on a Form S-1 registration statement), which resulted from the fact that our annual report for the year ending December 31, 2003 was not filed by the deadline under the rules of the Securities and Exchange Commission for that filing. Our ineligibility to register resales on Form S-3 may also create liability under certain of our registration rights agreements with investors if we are unable within a reasonable amount of time to amend certain existing registrations so as to permit the holders to again be able to sell their shares under those registrations. Depending upon the outcome of our fund raising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

     We expect to incur significant losses for the foreseeable future, and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

  Results of Operations

     We recorded net losses of $4,061,000 and $7,835,000 for the three and six-month periods ended June 30, 2004, respectively, as compared to $5,046,000 and $5,960,000 for the same periods in 2003.

     License fees of $228,000 were earned during the three-months ended June 30, 2004, relating to the licensing of FLOCOR™ technology to SynthRx, Inc. (“SynthRx”). During the six-month period ended June 30, 2004, we earned $328,000 of license fees relating to the SynthRx license and a milestone payment from one of our other licensees. No license fee income was recorded during the three-month or six-month periods ended June 30, 2003.

     Research and development expenses were $1,357,000 and $3,642,000 during the three and six-month periods ended June 30, 2004, as compared to $2,270,000 and $2,273,000 for the same periods in 2003. The research and development expenses incurred in the first six months of 2004 relate to (i) our commitments to fund research and development activities conducted at UMass and Massachusetts General Hospital (“Mass General”), and (ii) the research and development activities of CytRx Laboratories. Although our actual research and development expenses for the balance of 2004 could vary substantially, our research and development expense will remain substantial in the future as a result of our commitment to fund research and development activities conducted at UMass related to the technologies covered by the UMass license agreements, our agreement to make specific cash payments to UMass under our collaboration and invention disclosure agreement in consideration of their agreeing to disclose certain inventions to us and providing us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and our commitment to fund the on-going operations of CytRx Laboratories. Included in each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options issued to consultants were achieved, resulting in aggregate non-cash charges of $59,000 and $912,000 during the three and six-month periods ended June 30, 2004, respectively, and none for the three and six-month periods ended June 30, 2003. Also included in each of the periods presented in the accompanying condensed consolidated statements of operations, common stock and stock options issued for license fees, resulting in aggregate non-cash charges to research and development of $108,000 and $382,000 during the three and six-month periods ended June 30, 2004 and $1,829,000 for the three and six-month periods ended June 30, 2003.

     Depreciation and amortization expense was $25,000 and $42,000 during the three month and six month periods ended June 30, 2004, as compared to substantially minimal depreciation and amortization being recorded for the same periods in 2003. The amounts for 2004 consist almost entirely of depreciation on assets acquired for our obesity and diabetes subsidiary during the first half of 2004.

     From time to time, we issue shares of our common stock or options or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, or warrants at the fair market value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options and warrants issued to consultants were achieved, resulting in aggregate non-cash charges of $375,000 and $805,000 during the three and six-months ended June 30, 2004 and $1,489,000 and $1,638,000 for the three and six-months periods ended June 30, 2003.

     Selling, general and administrative expenses paid or to be paid in cash were $2,583,000 and $3,783,000 during the three and six-month periods ended June 30, 2004, as compared to $1,032,000 and $1,557,000 for the same periods in 2003. The higher expenses incurred during the second quarter of 2004 were the result of higher accounting fees associated with our change in auditors, severance payments to certain former executives, and legal fees related to both of the foregoing during this period. We anticipate legal and accounting expense to return to levels comparable with 2003 throughout the remainder of 2004.

     Interest income was $16,000 and $40,000 for the three and six-month periods ended June 30, 2004, as compared to $12,000 and $27,000 for the three and six-month periods ended June 30, 2003. The increase in interest income is due to the additional amounts of cash and investments we held during the 2004 periods compared to the smaller amounts in the 2003 periods.

     For the three and six-months ended June 30, 2004, we recorded $34,000 and $69,000 reductions to our losses as a result of the minority interest share in the losses of CytRx Laboratories. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.

     We have recorded our portion of the losses of Blizzard Genomics, an unconsolidated entity in which we own 40% of the outstanding equity interests, using the equity method. For each of the three and six-month periods ended June 30, 2003, we recorded $270,000 and $524,000, respectively, as our share in the losses of Blizzard Genomics. Since we wrote off our entire investment in Blizzard Genomics at the end of the third quarter of fiscal 2003, we did not record any losses from our investment in Blizzard Genomics for the three and six-months ended June 30, 2004.

  Related Party Transactions

     We previously entered into various agreements, the most recent of which expired in May 2004, with Capello Capital Corp. (“Cappelllo Capital”), pursuant to which Cappello Capital served as the Company’s exclusive financial advisor. Alexander L. Cappello, who retired from the CytRx Board of Directors in June 2004, is Chairman and Chief Executive Officer of Cappello Group, Inc., an affiliate of Cappello Capital. During the three and six-month periods ended June 30, 2004, we paid Cappello Capital $20,000 and $80,000, respectively.

     Dr. Michael Czech, a 5% minority shareholder of CytRx Laboratory and a member of our and CytRx Laboratories Scientific Advisory Boards, is an employee of UMass and is the principal investigator, to a sponsored research agreement between CytRx and UMass. During the three and six months ended June 30, 2004, we paid to UMass under the sponsored research agreement $202,000 and $403,000, and we paid $15,000 and $38,000 to Dr. Czech for his services on the Scientific Advisory Board. No payments were made to UMass under the sponsored research agreement or to Dr. Czech for the same periods in fiscal 2003.

Risk Factors

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

     We have incurred significant losses over the past five years, including net losses of $7,835,000 for the six months ended June 30, 2004 (on an unaudited basis), and $17,845,000, $6,176,000 and $931,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and we had an accumulated deficit of approximately $97,636,000 (on an unaudited basis) as of June 30, 2004. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we anticipate that it will take at least several years before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the United States Food and Drug Administration (“FDA”), and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations

     Although we generated $3,979,000 in revenues from milestone payments and license fees from our licensees during 2001 and $1,051,000 from these sources during 2002, we generated $94,000 in such revenues in 2003. We earned $228,000 from our license to SynthRx in June 2004 and a $100,000 milestone payment from one of our other licenses in March 2004, but we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

•	We are able to complete the development of and commercialize one or more of the products that we are currently developing, which may require us to first enter into license or other arrangements with third parties.

•	One or more of our currently licensed products is commercialized by our licensees, thereby generating royalty income for us.

•	We are able to acquire products from third parties that are already being marketed or are approved for marketing.

     We are likely to incur negative cash flows from operations until such time, if ever, as we can generate significant recurring revenues. Although we believe that we have adequate financial resources to support our currently planned level of operations through the first quarter of 2005, should we thereafter be unable to generate recurring revenues, it is likely that we will become dependent on obtaining financing from third parties to continue to meet our obligations to UMass, and maintain our operations, including our planned levels of operations for our obesity and type 2 diabetes subsidiary. We have no commitments from third parties to provide us with any debt or equity financing. Accordingly, financing may be unavailable to us or only available on terms that substantially dilute our existing stockholders. A lack of needed financing could force us to reduce the scope of or terminate our operations or to seek a merger with or be acquired by another company. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our stockholders or at all.

Most of Our Revenues Have Been Generated by License Fees for TranzFect™, Which May Not be a Recurring Source of Revenue for Us

     License fees paid to us with respect to our TranzFect™ technology have represented 30% of our revenue during the six-months ended June 30, 2004 and 81%, 94% and 94% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect™, Merck, and Vical, may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect™. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect™ and Vical has only recently commenced a Phase I clinical trial of a product utilizing TranzFect™. In the Merck trials, although the formulation of the tested vaccine using TranzFect™ was generally safe, well-tolerated and generated an immune response, the addition of TranzFect™ to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect™, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect™ licenses.

We Have Changed Our Business Strategy, Which Will Require Us, in Certain Cases, to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products

     Following our merger with Global Genomics, we modified our business strategy of internally developing FLOCOR™ and the other, then-current, potential products that we had not yet licensed to third parties. Instead, we began to seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that would provide for those companies to be responsible for the development and marketing of those products. In June 2004, we licensed FLOCOR™, the primary potential product that we held prior to the Global Genomics merger and which we had not already licensed to a third party, to SynthRx, Inc., a recently formed Houston, Texas-based biopharmaceutical company, under a strategic alliance that we entered into with that company in October 2003. Although we intend to internally fund or carry out, through our obesity and type 2 diabetes subsidiary, the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMass, and we may seek to fund all of the later stage development work for our potential ALS products, the completion of the development, manufacture and marketing of these products is likely to require, in many cases, that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies for this purpose.

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

     Our Current Financial Resources May Limit Our Ability to Execute Certain Strategic Initiatives

     In June 2004, we licensed FLOCOR™ to SynthRx, which will be responsible for developing potential product applications for FLOCOR™. As a result of this agreement, we may be entitled to receive future milestone payments and royalties. Although we are not doing any further development work on TranzFectTM, should our two principal licensees for this technology successfully meet the defined milestones, we could receive future milestone payments and, should either of the licensees commercialize products based upon our technology, future royalty payments. However, there can be no assurance that our licensees will continue to develop or ever commercialize any products that are based on our FLOCOR™ or our TranzFect™ technology.

     Our strategic alliance with UMass will require us to make significant expenditures to fund research at the institution relating to the development of therapeutic products based on the UMass proprietary technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMass. We estimate that the aggregate amount of these expenditures under our current commitments will be $2,000,000 for 2004 (of which approximately $766,000 had been expensed through June 30, 2004), approximately $2,500,000 for 2005 and approximately $1,600,000 for 2006. We have also agreed to fund approximately $600,000 of sponsored research at Massachusetts General Hospital during 2004 and 2005 (of which $140,000 had been expensed through June 30, 2004). Our license agreements with UMass also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16,055,000. Those milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.

     Although we believe that an existing National Institute of Health (“NIH”) grant will be sufficient to fund substantially all of the costs of a recently initiated Phase I trial of the HIV vaccine candidate using the technology we licensed from UMass and Advanced BioScience Laboratories, or ABL, we could be required to fund substantial expenses of the trial not covered by the grant. Under our license for this technology, following the completion of the current Phase I trial, we will be responsible for all of the costs for subsequent clinical trials for this vaccine. The costs of subsequent trials for the HIV vaccine will be very substantial. We do not have any NIH or other governmental funding for these future trials, and there can be no assurance that we will be able to secure such funding for any of these trials.

     The expenditures potentially required under our agreements with UMass and ABL, together with the operating capital requirements of our obesity and type 2 diabetes subsidiary and our planned sponsored research funding for Massachusetts General Hospital, substantially exceed our current financial resources. Those required expenditures will require us to raise additional capital or to secure a licensee or strategic partner to fulfill our obligations to UMass and to develop any products based on the technologies that we have licensed from UMass, or to continue the operations of our obesity and type 2 diabetes subsidiary at the currently contemplated level. If we are unable to meet our various financial obligations under license agreements with UMass, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our subsidiary.

Our Obesity and Type 2 Diabetes Subsidiary May Not Be Able to Develop Products

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

We Will Be Reliant Upon SynthRx to Develop and Commercialize FLOCOR™

     In June 2004, we licensed FLOCOR™ and our other co-polymer technologies to SynthRx and acquired a 19.9% equity interest in that newly formed biopharmaceutical company. SynthRx has only limited financial resources and will have to either raise significant additional capital or secure a licensee or strategic partner to complete the development and commercialization of FLOCOR™ and these other technologies. SynthRx does not have any commitments from third parties to provide the capital that it will require and there can be no assurance that it will be able to obtain this capital or a licensee or strategic partner on satisfactory terms or at all.

     Our prior Phase III clinical trial of FLOCOR™ for the treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis did not achieve its primary objective. However, in this study, for patients 15 years of age or younger, the number of patients achieving a resolution of crisis was higher for FLOCOR™-treated patients at all time periods than for placebo-treated patients, which may indicate that future clinical trials should focus on juvenile patients. Generating sufficient data to seek FDA approval for FLOCOR™ will require additional clinical studies, which will entail substantial time and expense for SynthRx.

     The manufacture of FLOCOR™ involves obtaining new raw drug substance and a supply of the purified drug from the raw drug substance, which requires specialized equipment. Should SynthRx encounter difficulty in obtaining the purified drug substance in sufficient amounts and at acceptable prices, SynthRx may be unable to complete the development or commercialization of FLOCOR™ on a timely basis or at all.

If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Terminate Our Operations

     Each of our products is in the development stage and must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees currently anticipate due to numerous factors such as:

•	Difficulty in securing centers to conduct trials.

•	Difficulty in enrolling patients in conformity with required protocols or projected timelines.

•	Unexpected adverse reactions by patients in trials.

•	Difficulty in obtaining clinical supplies of the product.

•	Changes in the FDA’s requirements for our testing during the course of that testing.

•	Inability to generate statistically significant data confirming the efficacy of the product being tested.

     The RNAi and other technologies that we have acquired from UMass have not yet been clinically tested by us, nor are we aware of any clinical trials having been conducted by third parties involving similar technologies. Successful development of RNAi-based products will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body.

     In connection with the Phase I clinical trial currently being conducted by UMass and ABL, we do not have a commercial relationship with a company that is providing an adjuvant for the HIV vaccine candidate, utilizing the technology that we have licensed from UMass, that is being tested in that trial. We may be unable to use some or all of the results of that trial as part of our clinical data for obtaining FDA approval of this vaccine if we are unable or choose not to enter into an agreement to acquire the rights to use that third party’s adjuvant.

     Our TranzFect™ technology is currently in Phase I clinical trials that are being conducted by our licensee, Merck, as a component of a vaccine to prevent AIDS. Since TranzFect™ is to be used as a component in vaccines, we do not need to seek FDA approval, but the vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect™. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect™ as a component. Although the formulation of this tested vaccine was generally safe and well-tolerated and generated an immune response, the addition of TranzFect™ to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect™ when tested in humans yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys.

We Are Unlikely to Recover Any Amounts from Global Genomics’ Portfolio Companies

     Due to its inability to raise needed capital, Blizzard Genomics, which was Global Genomics’ principal portfolio company, has been unable to complete the development of any of its products and has been notified by the licensor of its core technologies that it is in default under its license for those technologies. Global Genomics’ other portfolio company is at a very early stage, is operating without any full-time or salaried employees and has not been able to raise the capital it will need to fund its planned operations and to acquire licenses to certain technologies that it will require. Accordingly, it appears unlikely that either of Global Genomics’ portfolio companies will generate revenues for us in the future and, in 2003, we recorded a write-off of the carrying value of our investments in those companies.

We May Be Involved in Legal Proceedings That Could Affect Our Business Operations or Financial Condition

     The Company may be involved, from time to time, in investigations and proceedings by governmental or self-regulatory agencies, certain of which could result in adverse judgments, fines or other sanctions. In February 2004, we were notified by the Massachusetts State Ethics Commission (“Massachusetts Commission”), that it had initiated a preliminary inquiry into whether our previous retention of a consultant who introduced us to UMMS constituted an improper conflict of interest under Massachusetts’ ethics laws. UMass has recently advised us that it continues to believe that its agreements with us provided excellent value for UMass, that it anticipates that the Massachusetts Commission’s review of the terms of those agreements will confirm that the agreements were fair to UMass, and that it believes that the Massachusetts Commission will concur with the resolution of the conflict proposed by UMass under which the consultant will forfeit to UMass certain of the compensation that the consultant was to receive from us.

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

     As a result, these competitors may:

•	Succeed in developing competitive products sooner than us or our strategic partners or licensees.

•	Obtain FDA and other regulatory approvals for their products before approval of any of our products.

•	Obtain patents that block or otherwise inhibit the development and commercialization of our product candidates.

•	Develop products that are safer or more effective than our products.

•	Devote greater resources to marketing or selling their products.

•	Introduce or adapt more quickly to new technologies or scientific advances.

•	Introduce products that render our products obsolete.

•	Withstand price competition more successfully than us or our strategic partners or licensees.

•	Negotiate third-party strategic alliances or licensing arrangements more effectively.

•	Take advantage of other opportunities more readily.

     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Benitec Ltd., Nucleonics, Inc. and a number of the multinational pharmaceutical companies. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type II diabetes, including among others the diabetes drugs Avandia by Glaxo SmithKline PLC, Actos by Eli Lilly & Co., Glucophage by Bristol-Myers Squibb Co., and Starlix by Novartis and the obesity drugs Xenical by F. Hoffman-La Roche Ltd. and Meridia by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., Epimmune, Inc., AlphaVax, Inc. and Immunitor Corporation.

     Although we do not expect FLOCOR™ to have direct competition from other products currently available or that we are aware of that are being developed related to FLOCOR™’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that FLOCOR™ would have to compete against, such as tissue plasminogen activator, or t-PA, and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though FLOCOR™ acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, FLOCOR™ would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Dacogen, which is being developed by SuperGen, Inc. Our TranzFect™ technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21 marketed by Antigenics, Inc. and adjuvants marketed by Corixa Corp. Blizzard’s products, if ever developed, will compete with a number of currently marketed products, including those offered by Axon Instruments, Inc., Affymetrix, Inc., Applied Precision, LLC, Perkin Elmer, Inc. and Agilent Technologies, Inc.

We Do Not Have the Ability to Manufacture Any of Our Products and Will Need to Rely upon Third Parties for the Manufacture of Our Clinical and Commercial Product Supplies

     We do not currently have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products. Accordingly, we will be dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies, or we will need to acquire the ability to manufacture these supplies ourselves, which could be very difficult, time-consuming and costly. We do not have manufacturing supply arrangements for our products, including any of the licensed RNAi technology or, with the exception of the clinical supplies for the current Phase I trial, the HIV vaccine product that utilizes the HIV vaccine technology that we have licensed from UMass. There can be no assurance that we will be able to secure needed manufacturing supply arrangements, or acquire the ability to manufacture the products ourselves, on attractive terms or at all. Delays in, or a failure to, secure these arrangements or abilities could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets

     We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for our TranzFectTM technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. We have a nonexclusive license to a patent owned by UMass and the Carnegie Institution of Washington that covers the general field of gene silencing, or genetic inhibition by double-stranded RNA. The medical applications of the gene silencing technology and the other technologies that we have licensed from the UMass also are covered by a number of pending patent applications, but there can be no assurance that these applications will result in any issued patents. Moreover, we are aware of at least one other issued patent covering broad applications for RNAi and many patent applications covering different methods and compositions in the field of RNAi therapeutics have been and are expected to be filed, and certain organizations or researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. At least one of our competitors is seeking broad patent coverage in the RNAi field that could restrict our ability to develop certain RNAi-based therapeutics.

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

     We are sponsoring research at UMass and Massachusetts General Hospital under agreements that give us certain rights to acquire licenses to inventions, if any, that arise from that research, and we may enter into additional research agreements with those institutions, or others, in the future. We also have a collabortation and invention disclosure agreement with UMass under which UMass has agreed to disclose to us certain inventions it makes and to give us an option to negotiate licenses to the disclosed technologies. There can be no assurance, however, that any such inventions will arise or that we will be able to acquire licenses to any inventions under satisfactory terms or at all.

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

We May Be Delisted from the Nasdaq SmallCap Market if Our Future Filings Are Not Timely

     In May 2004, a Nasdaq Listing Qualifications Panel ruled that our common stock would remain listed on the Nasdaq SmallCap Market, notwithstanding the fact that we filed our Annual Report on Form 10-K for the year ended December 31, 2003 with the SEC after the deadline for its filing. In addition, that Panel also ruled that our common stock would be delisted if we failed to timely file any reports with the SEC required for any period ending on or before June 30, 2005, and that we would not be entitled to a hearing before a Nasdaq Listing Qualifications Panel with respect to any finding by Nasdaq’s staff of such a filing deficiency. Our inability to receive a hearing would make it extremely difficult, if not impossible, to cure any late filing deficiency. If we fail to comply with this condition for continued listing and our common stock is delisted from the Nasdaq Small Cap Market, we may seek to list our common stock for trading on the American Stock Exchange or a regional stock exchange or to facilitate trading of our common stock in the over-the-counter market. If our common stock is delisted from the Nasdaq SmallCap Market, however, there is no assurance that our common stock will be listed for trading elsewhere, and an active trading market for our common stock may cease to exist and the delisting could materially and adversely impact the market value of our common stock.

Our Current Ineligibility to Use Form S-3 May Affect Our Ability to Raise Capital

     As a result of the fact that our Annual Report on Form 10-K for the year ended December 31, 2003 was filed after the deadline for its filing, we became ineligible through April 2005 to register resales by investors of our common stock on a Form S-3 registration statement. Certain investors for whom the ability to re-sell their shares relatively soon after they acquire them is important may only be willing to participate in private financings by us if we can register their shares using Form S-3, so our ineligibility to use Form S-3 could limit our ability to raise additional capital. We intend to request that the SEC shorten the period during which we are unable to utilize Form S-3 for this purpose, although we do not currently anticipate that the ineligibility period will be shortened.

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

Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent private Financings May Adversely Affect the Trading Price of Our Common Stock

     As of June 30, 2004, there were outstanding stock options and warrants to purchase approximately 10,425,000 shares of our common stock at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

     In August 2003, we registered a total of 14,408,252 shares of our outstanding common stock and an additional 3,848,870 shares of our common stock issuable upon exercise of outstanding options and warrants, which shares and options and warrants were issued primarily in connection with our merger with Global Genomics and the $5,440,000 private equity financing that we completed in May 2003. In December 2003, we registered a total of 6,113,448 shares of our common stock, consisting of the 5,175,611 shares issued, or that are issuable upon exercise of the warrants issued, in connection with the $8,695,000 private equity financing that we completed in September 2003, and an additional 937,837 shares of our common stock that we issued, or that are issuable upon the exercise of warrants that we issued, to certain other third parties. In April 2004, we became ineligible to continue to use Form S-3 for both of these registrations, so that the holders of these shares could no longer sell their shares under these registrations. We are in the process of amending the registrations so as to permit the holders to again be able to sell their shares under these registrations. Both the availability for public resale of these various shares and the actual resale of these shares could adversely affect the trading price of our common stock.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments that are sensitive to changes in interest rates are our investments and cash equivalents. As of June 30, 2004, we held no investments other than amounts invested in money market accounts or certificates of deposits. We are not subject to any other material market risks.

Item 4 — Controls and Procedures

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

PART II— OTHER INFORMATION

Item 1 — Legal Proceedings

     We are occasionally involved in claims arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on us.

     In June 2004, we settled a breach of contract lawsuit filed by M&W, a former independent contractor to us that had been engaged to provide investor relations services. Pursuant to a Mutual and General Release of All Claims, we agreed to issue to M&W 200,000 shares of our common stock that were to have been earned and received by M&W upon our entering into the investor relations services contract with them and we agreed to make an additional payment of $50,000 to M&W.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     In June 2004, we issued 200,000 shares of our common stock to M&W for certain services rendered by that firm under an investor relation contract with that firm and in settlement of a lawsuit brought against us by that firm in connection with that contract. The shares of common stock were issued in reliance upon an exemption from registration under section 4(2) of the Securities Act of 1933.

     In June 2004, we issued 75,000 shares of our common stock to Imperial College Innovations Limited as partial consideration for a medical technology license that we acquired from that institution. The shares of common stock were issued in reliance upon an exemption from registration under section 4(2) of the Securities Act of 1933.

Item 6. — Exhibits and Reports on Form 8-K

     (a) Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K

     On April 1, 2004, we filed a Current Report on Form 8-K disclosing that the Company had filed a Form 12b-25 with the Securities and Exchange Commission on March 31, 2004, since it was unable to file its annual report on Form 10-K for the year ended December 31, 2003 by the March 30, 2004 deadline for that filing.

     On April 16, 2004, we filed a Current Report on Form 8-K dated April 12, 2004 disclosing that the Company had dismissed Pricewaterhouse Coopers LLP as its independent auditors and appointed BDO Seidman, LLP as its independent auditors.

     On April 23, 2004, we filed a Current Report on Form 8-K disclosing that the Company’s common stock was subject to delisting from the Nasdaq Small Cap Market as a result of the Company’s failure to file its Annual Report on Form 10-K for the year-ended December 31, 2003.

     On May 14, 2004, we filed a Current Report on Form 8-K disclosing the Company’s results of its operations for the fourth quarter and year ended December 31, 2003 and that it had filed its results on Annual Report on Form 10-K for 2003 with the SEC.

     On May 18, 2004, we filed a Current Report on Form 8-K disclosing the Company’s results of its operations for the first quarter ended March 31, 2004 and that it had filed its results on a Quarterly Report on Form 10-Q with the SEC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION
(Registrant)

Date: August 16, 2004	By:	/s/ MATTHEW NATALIZIO

Matthew Natalizio
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
4.1		Warrant issued on May 10, 2004 to MBN Consulting, LLC

10.1		Settlement and Release Agreement dated May 10, 2004, by and between MBN Consulting, LLC and the Company

10.2		Registration Rights Agreement dated May 10, 2004, by and between MBN Consulting, LLC and the Company

10.3	+	Collaboration and Invention Disclosure Agreement dated July 8, 2004, by and between the University of Massachusetts, as represented solely by the Medical School at its Worcester campus, and the Company

10.4	*	Employment Agreement dated July 6, 2004, by and between Jack Barker and the Company

10.5	*	Employment Agreement dated July 12, 2004, by and between Matthew Natalizio and the Company

10.6	*	Employment Agreement dated July 15, 2004, by and between Benjamin Levin and the Company

10.7		Mutual and General Release of All Claims effective as of May 29, 2004, by and between Madison & Wall Worldwide, Inc. and the Company

10.8		Registration Rights Agreement dated May , 2004, by and between Madison & Wall Worldwide, Inc. and the Company

10.9	x	Patent License Agreement dated May, 2004, among Imperial College of Science, Technology and Imperial College Innovations Limited and the Company

10.10	*x	Mutual General Release and Severance Agreement dated May 12, 2004, between the Company and C. Kirk Peacock

10.11	*x	Mutual General Release and Severance Agreement dated May 12, 2004, between the Company and Gregory Liberman

31		Certifications Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

x	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 to Form S-3 (Reg. No. 333-109708 filed on June 2, 2004.