Form 10-Q
period 2004-09-30
CYTRX CORP
filed 2004-11-03
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [ ] No [X]

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 1, 2004: 39,463,464.

CYTRX CORPORATION

Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$4,436,921	$11,644,446
Prepaid and other current assets	736,569	236,349

Total current assets	5,173,490	11,880,795
Property and equipment, net	475,149	227,413
Prepaid insurance and other assets	242,888	216,076

Total assets	$5,891,527	$12,324,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$797,184	$738,135
Accrued expenses and other current liabilities	1,470,427	381,977

Total current liabilities	2,267,611	1,120,112
Accrued loss on facility abandonment	233,233	312,433
Deferred gain on sale of building	72,892	93,836
Deferred revenue	275,000	275,000

Total liabilities	2,848,736	1,801,381

Minority interest in subsidiary	214,677	330,287

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 36,097,381 and 34,392,000 shares issued at September 30, 2004 and December 31, 2003, respectively	36,097	34,392
Additional paid-in capital	105,503,456	102,239,460
Treasury stock, at cost (633,816 shares held at September 30, 2004 and December 31, 2003)	(2,279,238)	(2,279,238)
Accumulated deficit	(100,432,201)	(89,801,998)

Total stockholders’ equity	2,828,114	10,192,616

Total liabilities and stockholders’ equity	$5,891,527	$12,324,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
License fees	$—	$—	$328,164	$—
Other	—	—	—	—

	—	—	328,164	—

Expenses:
Research and development (includes $40,000 and $1,334,000 of non-cash stock-based expense for the three and nine month periods ended September 30, 2004; $1,072,000 and $2,901,000 of non-cash stock-based expense for the three and nine month periods ended September 30, 2003, respectively)	1,326,566	1,459,348	4,968,446	3,731,967
Depreciation and amortization	31,828	182,908	73,636	548,537
Common stock, stock options and warrants issued for selling, general and administrative services	134,314	184,114	939,601	1,821,643
Selling, general and administrative	1,360,343	1,016,288	5,143,042	2,570,128

	2,853,051	2,842,658	11,124,725	8,672,275

Loss before other income (expense)	(2,853,051)	(2,842,658)	(10,796,561)	(8,672,275)
Other income (expense):
Interest income	10,995	19,977	50,748	47,292
Minority interest in losses of subsidiary	46,353	1,818	115,610	1,818
Equity in losses of minority-owned entity	—	(5,955,659)	—	(6,113,769)

Net loss	$(2,795,703)	$(8,776,522)	$(10,630,203)	$(14,736,934)

Basic and diluted:
Loss per common share	$(0.08)	$(0.30)	$(0.30)	$(0.59)

Weighted average shares outstanding	35,306,313	29,355,537	34,865,315	25,180,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(10,630,203)	$(14,736,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,636	548,537
Equity in losses of minority-owned entity	—	6,113,769
Minority interest in losses of subsidiary	(115,610)	—
Common stock, stock options and warrants issued for services	2,273,574	4,374,078
Net change in operating assets and liabilities	802,760	667,223

Total adjustments	3,034,360	11,703,607

Net cash used in operating activities	(7,595,843)	(3,033,327)

Cash flows from investing activities—
Maturity of held-to-maturity securities	—	1,401,358
Purchases of property and equipment	(321,371)	(1,893)

Net cash (used in) provided by investing activities	(321,371)	1,399,465

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	525,689	1,822,039
Net proceeds from issuances of common stock	184,000	12,517,624

Net cash provided by financing activities	709,689	14,339,663

Net increase (decrease) in cash and cash equivalents	(7,207,525)	12,705,801
Cash and short-term investments at beginning of period	11,644,446	387,314

Cash and short-term investments at end of period	$4,436,921	$13,093,115

The accompanying notes are integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

1. Description of Company and Basis of Presentation

     CytRx Corporation (“CytRx” or “the Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with a research and development subsidiary, CytRx Laboratories, Inc. (“CytRx Laboratories”), based in Worcester, Massachusetts. The Company holds licenses to a portfolio of technologies, including the use of ribonucleic acid interference (“RNAi” or “gene silencing”) technology in the treatment of certain specified diseases, including those within the areas of amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”), obesity and type 2 diabetes and human cytomegalovirus (“CMV”), as well as a DNA-based HIV vaccine technology. In addition, the Company has entered into strategic alliances with third parties to develop products based on several of the Company’s other technologies. On October 4, 2004, the Company acquired all of the clinical, pharmaceutical and related intellectual property assets of Biorex Research & Development, RT (“Biorex”), a company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates.

     The accompanying condensed consolidated financial statements at September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2003. Our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Adoption of Recently Issued Accounting Standards

     In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. The Company currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 2 to the condensed consolidated financial information. The Company is currently determining what impact the proposed statement would have on its results of operations or financial position.

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

3. Loss Per Share

     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 11,278,000 and 8,009,000 shares at September 30, 2004 and 2003, respectively.

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,796)	$(8,777)	$(10,630)	$(14,737)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(360)	(97)	(1,009)	(775)

Pro forma net loss	$(3,156)	$(8,874)	$(11,639)	$(15,512)

Loss per share, as reported (basic and diluted)	$(0.08)	$(0.30)	$(0.31)	$(0.59)
Loss per share, pro forma (basic and diluted)	$(0.09)	$(0.30)	$(0.33)	$(0.62)

5. Liquidity and Capital Resources

     Based on the Company’s internal projections of expected expenses, it believes that it will have adequate working capital to allow it to operate at its currently planned levels through the first quarter of 2005. The company is pursuing several sources of potential capital, although it does not currently have commitments from any third parties to provide us with capital. The Company will be required to obtain significant additional funding in order to execute its business plans, and any inability to obtain such financing would adversely affect its ability to obtain an opinion without a going concern qualification from its independent registered public accounting firm in March 2005 with respect to its 2004 financial statements.

6. Commitments and Contingencies

     As a result of the Company’s late filing of its Annual Report on Form 10-K for the year ended December 31, 2003, it became ineligible to register resales by investors of its common stock. The Company’s ineligibility to register resales on Form S-3 may have created liability under certain of our registration rights agreements if the Company is not deemed to have reinstated certain existing registrations in a reasonable period of time so as to permit the holders to again be able to sell their shares under those registrations.

7. Subsequent Events

Private Placement of Common Stock

     In October 2004, the Company completed a $4,000,000 private equity financing with a group of institutional and other investors in which it issued 4,000,000 shares of its common stock and warrants to purchase an additional 2,800,000 shares of its common stock at an exercise price of $1.69 per share, expiring in 2009. (The exercise price of the warrants was previously reported as $1.72 in the Company’s Current Report on Form 8-K filed on October 5, 2004.) The Company agreed to register for resale under the Securities Act the shares of common stock and the shares of common stock issuable upon exercise of the warrants sold in this financing. The Company incurred approximately $360,000 in expenses related to the financing. The net proceeds of the sale were used to fund the purchase price of the assets purchased from Biorex and related transaction closing costs.

Biorex Acquisition

     In October 2004, the Company completed its acquisition of all of the clinical and pharmaceutical and related intellectual property assets of Biorex. The Company paid Biorex $3,000,000 in cash for the assets at the closing, and has agreed to make cash payments potentially totaling up to an additional $4,150,000 upon the occurrence of certain regulatory filings and approvals relating to the acquired products, although no royalties are payable pursuant to our agreement with Biorex. The Company incurred approximately $440,000 in transaction expenses related to the acquisition. The Company incurred approximately $440,000 in transaction expenses related to the acquisition. The Company is presently evaluating each of the acquired assets which include patents, intellectual properties, three clinical stage compounds, as well as library of 500 novel compounds for the appropriate accounting treatment of allocating the $3,000,000 of non-contingent purchase price. For assets that do not meet the standards for capitalization, the Company will record the allocated purchase price for those compounds to in-process research and development expense. The Company anticipates completing this process during the fourth quarter of 2004.

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

Overview

     We are in the process of developing products, primarily in the areas of ribonucleic acid interference (“RNAi”) and small molecule therapeutics, for the human health care market. RNAi is a new technology for silencing genes in living cells and organisms. Development work on RNAi is still at an early stage, and we are aware of only one clinical test of medical applications using RNAi that has yet been initiated by any party. In addition to our work in RNAi, we are involved in the development of a DNA-based HIV vaccine and have entered into strategic alliances with respect to the development of several other products using our other technologies.

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

     In April 2003, we acquired our first new technologies by entering into exclusive license agreements with the University of Massachusetts Medical School (“UMass”) covering potential applications for its proprietary RNAi technology in the treatment of specified diseases. At that time, we also acquired an exclusive license from UMass covering its proprietary technology with potential gene therapy applications within the area of cancer. In May 2003, we broadened our strategic alliance with UMass by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology. In July 2004, we further expanded our strategic alliance with UMass by entering into a collaboration and invention disclosure agreement with UMass under which UMass will disclose to us certain new technologies developed at UMass over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including amyotrophic lateral sclerosis, also known as Lou Gehrig’s disease (“ALS”)) and cytomegalovirus (“CMV”) and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms.

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

     On October 4, 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT (“Biorex”), a Hungary-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The acquisition positions us as a clinical-stage company with a Phase II trial for ALS with one of our new compounds, arimoclomol, expected to be initiated by the second quarter of 2005.

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

     Stock-based Compensation

     We grant stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and, accordingly, recognize no compensation expense for the stock option grants and warrants issued to employees for which the terms are fixed.

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

     We have also issued stock and granted options and warrants to purchase our stock to certain consultants and other third parties. Common stock, stock options and warrants granted to consultants and other third parties are accounted for in accordance with SFAS 123 and related interpretations and are valued at the fair market value of the common stock, options and warrants granted, as of the date of grant or services received, whichever is more reliably measurable. Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. The Company anticipates that it will continue to rely on the use of consultants and that it will be required to expense the associated costs. The Company anticipates continuing the use of stock options to compensate employees, and continuing to expense the options in accordance with APB 25.

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

     In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18), we reviewed the net values on our balance sheet, as of September 30, 2003, assigned to Investment in Minority — Owned Entity — Acquired Developed Technology resulting from our acquisition of Blizzard. Blizzard was recorded as an acquired development stage company and there was an external valuation used for substantiation of the value of the technology and the investment, which was prepared as of the date of the announcement of the transaction February 11, 2002. For our annual audit of fiscal 2002 potential impairment was addressed and the valuation was updated internally using similar methods used for the original investment. Based upon our analysis there was no impairment. Our auditors for that fiscal year concurred. We continued to measure impairment through these methods on a quarterly basis and through the second quarter of 2003, we continued to believe that Blizzard’s proprietary technology was commercially viable, subject to its ability to obtain significant financing. At that time we believed there was no impairment. APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Through the third quarter of 2003, Blizzard had been unsuccessful in its attempts to raise a significant amount of financing necessary for it to pursue its commercialization strategy for its products and we subsequently decided not to further invest in this entity. We believe that Blizzard was unable to obtain substantial third party financing primarily because (1) the genomics market, which the Blizzard technology was targeting, had begun to decline in 2003, (2) Blizzard had not completed a production unit of their principal product for testing by potential investors, and (3) certain investors were unwilling to invest without a simultaneous infusion of additional capital from us as Blizzard’s 40% shareholder, and we were unable to reach satisfactory terms for such financing. Our analysis consisted of a review of the financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows, and consideration of other qualitative factors such as Blizzard termination of its employees, its office lease and its engagement of its investment banker. Based upon the quantitative and qualitative factors described above, in addition to others, our management determined that the estimated fair value of our investment in Blizzard was $0 and that an impairment charge of $5,869,000 was necessary. In considering the timing of the write-off, we looked to Blizzard’s termination of it employees, lease and investment banker in October 2003 as affirmation of conditions that existed at September 2003, and therefore recorded the write-off in the third quarter of 2003. The write-off had no impact upon our cash or working capital position.

     Estimated Facility Abandonment Accrual

     During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles, subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount recorded as of December 31, 2002 and such difference may be material. As of September 30, 2004, we have a remaining lease closure accrual of $339,000.

Liquidity and Capital Resources

     At September 30, 2004, we had cash, cash equivalents and short-term investments of $4,437,000 and total assets of $5,892,000 compared to $11,644,000 and $12,324,000, respectively, at December 31, 2003. Working capital totaled $2,906,000 at September 30, 2004, compared to $10,761,000 at December 31, 2003.

     To date, we have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate funds needed to finance the implementation of our plans of operations. We believe that the cash and short-term investments balances will be sufficient to meet our cash requirements through the first quarter of 2005. We will be required to obtain significant additional funding in order to execute our business plans, and any inability to obtain such financing would adversely affect our ability to obtain an opinion without a going concern qualification from our independent registered public accounting firm in March 2005 with respect to our 2004 financial statements. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plan and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

     In the nine-month period ended September 30, 2004, net cash used in investing activities consisted of $321,000 for the purchase of property and equipment primarily relating to the establishment of our obesity and diabetes subsidiary and its continuing needs. We expect capital spending to remain at current levels for the remainder of 2004, and to increase in the second half of 2005 if adequate funding is obtained to provide for increased research and development activities.

     Cash provided by financing activities in the nine-month period ended September 30, 2004 was $710,000. The cash provided was the result of $526,000 received upon the exercise of stock options and warrants and the sale of shares to a single purchaser for $184,000. Net cash provided by financing activities in the nine-month period ended September 30, 2003 was $14,340,000. In May and September 2003, we completed private equity financings raising net proceeds of $4,851,000 and $7,667,000, respectively. In the nine month period ended September 30, 2003, we also received proceeds from the exercise of stock options and warrants totaling $1,822,000.

     Our net loss for the nine-month period ended September 30, 2004 was $10,630,000, which resulted in net cash used in operating activities of $7,596,000. Adjustments to reconcile net loss to net cash used in operating activities for the nine-month period ending September 30, 2004 were primarily $940,000 of common stock, options and warrants issued in lieu of cash for selling, general and administrative services. Additionally, we issued $382,000 of common stock, options and warrants in lieu of cash in connection with certain license fees and $952,000 in connection with research and development activities. Our net loss for the nine-month period ended September 30, 2003 was $14,737,000, which resulted in net cash used in operating activities of $3,033,000. Adjustments to reconcile net loss to net cash used in operating activities for the nine-month period ended September 30, 2003 were primarily $6,114,000 of losses from a minority-owned entity, $1,822,000 of common stock, options and warrants issued in lieu of cash for selling, general and administrative services, $1,829,000 of common stock issued in connection with certain license agreements and $723,000 of common stock issued in connection with research and development activities.

     Based on our internal projections of expected expenses, we believe that we will have adequate working capital to allow us to operate at our currently planned levels through the first quarter of 2005. Our strategic alliance with UMass may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances is expected to be approximately $2,010,000 during 2004, of which $1,434,000 had been expensed through September 30, 2004.

     We will require additional capital in order to fund ongoing research and development related to the drugs acquired from Biorex in October 2004. We expect to initiate a Phase II trial for ALS with one of the compounds, arimoclomol, in the second quarter of 2005, and estimate that the Phase II trial will require us to expend approximately $5,000,000 over a period of twelve to eighteen months, including milestone payments that may become payable to Biorex under certain circumstances.

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

     We intend also to pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources. Our ability to obtain future financings may also be limited by our ineligibility through April 2005 to register resales by investors of our common stock on a Form S-3 registration statement (although we remain eligible to register such resales on a Form S-1 registration statement), which resulted from the fact that our annual report for the year ending December 31, 2003 was not filed by the deadline under the rules of the Securities and Exchange Commission for that filing. Our ineligibility to register resales on Form S-3 may have created liability under certain of our registration rights agreements if we are not deemed to have amended certain existing registrations in a reasonable period of time so as to permit the holders to again be able to sell their shares under those registrations. Depending upon the outcome of our fund raising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

     We expect to incur significant losses for the foreseeable future and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

     We recorded net losses of $2,796,000 and $10,630,000 for the three and nine-month periods ended September 30, 2004, respectively, as compared to $8,777,000 and $14,737,000 for the same periods in 2003.

     We earned no licensing fees during the three-months ended September 30, 2004 relating to the licensing of FLOCOR™ technology to SynthRx, Inc. (“SynthRx”). During the nine-month period ended September 30, 2004, we earned $328,000 of license fees relating to the SynthRx license and a milestone payment from one of our other licensees. No license fee income was recorded during the three-month or nine-month periods ended September 30, 2003.

     Research and development expenses were $1,327,000 and $4,968,000 during the three and nine-month periods ended September 30, 2004, as compared to $1,459,000 and $3,732,000 for the same periods in 2003. The research and development expenses incurred in the first nine months of 2004 relate to (i) our commitments to fund research and development activities conducted at UMass and Massachusetts General Hospital (“Mass General”), and (ii) the research and development activities of CytRx Laboratories. Although our actual research and development expenses for the balance of 2004 could vary substantially, our research and development expense will remain substantial in the future as a result of our commitment to fund research and development activities conducted at UMass related to the technologies covered by the UMass license agreements, our agreement to make specific cash payments to UMass under our collaboration and invention disclosure agreement in consideration of their agreeing to disclose certain inventions to us and providing us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, our commitment to fund the on-going operations of CytRx Laboratories and our ongoing research and development expenses related to the drug candidates purchased from Biorex. Included in each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options issued to consultants were achieved, resulting in aggregate non-cash charges of $40,000 and $952,000 during the three and nine-month periods ended September 30, 2004, respectively, and $1,072,000 for the three months ended and $2,901,000 for the nine months ended, September 30, 2003, respectively. No common stock and stock options were issued for license fees during the three months ended September 30, 2003 or the three months ended September 30, 2004, and thus no expense was incurred in those periods. Common stock and stock options issued for license fees during the nine-month periods ending September 30, 2003 and September 30, 2004 resulted in aggregate non-cash charges of $1,829,000 and $382,000, respectively.

     Depreciation and amortization expense was $32,000 and $74,000 during the three month and nine-month periods ended September 30, 2004, as compared to $183,000 and $549,000 for the same periods in 2003. The amounts for 2004 consist almost entirely of depreciation on assets acquired for our obesity and diabetes subsidiary during the first half of 2004. The amounts for 2003 consist almost entirely of amortization of intangible assets of Global Genomics.

     From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, or warrants at the fair market value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options and warrants issued to consultants were achieved, resulting in aggregate non-cash charges of $134,000 and $940,000 during the three and nine-months ended September 30, 2004 and $165,000 and $991,000 for the three and nine-months periods ended September 30, 2003.

     Selling, general and administrative expenses incurred were $1,360,000 and $5,143,000 during the three and nine-month periods ended September 30, 2004, as compared to $1,016,000 and $2,570,000 for the same periods in 2003. The higher expenses incurred during the nine-month period ended September 30, 2004 were the result of higher accounting fees associated with our change in auditors, severance payments to certain former executives, and legal fees related to both of the foregoing during the second quarter of 2004. We anticipate selling, general and administrative expenses to remain consistent with those of the past quarter.

     Interest income was $11,000 and $51,000 for the three and nine-month periods ended September 30, 2004, as compared to $20,000 and $47,000 for the three and nine-month periods ended September 30, 2003. The increase in interest income is due to the higher levels of cash and investments we held during the first eight months of 2004 compared to the smaller amounts in the 2003 periods.

     For the three and nine-months ended September 30, 2004, we recorded $46,000 and $116,000 reductions to our losses as a result of the minority interest share in the losses of CytRx Laboratories. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.

     We have recorded our portion of the losses of Blizzard Genomics, an unconsolidated entity in which we own 40% of the outstanding equity interests, using the equity method. For each of the three and nine-month periods ended September 30, 2003, we recorded $87,000 and $245,000, respectively, as our share in the losses of Blizzard

Genomics. Since writing off our entire investment in Blizzard Genomics at the end of the third quarter of fiscal 2003, we did not record any losses from our investment in Blizzard Genomics for the three and nine-months ended September 30, 2004.

Related Party Transactions

     Dr. Michael Czech, a 5% minority shareholder of CytRx Laboratories and a member of CytRx Laboratories’ Scientific Advisory Boards, is an employee of UMass and is the principal investigator to a sponsored research agreement between CytRx and UMass. During the three and nine months ended September 30, 2004, we incurred expenses related to Dr. Czech’s sponsored research agreement of $202,000 and $604,000, and we paid $15,000 and $53,000 to Dr. Czech for his services on the Scientific Advisory Board. No payments were made to UMass under the sponsored research agreement or to Dr. Czech for the same periods in fiscal 2003.

Risk Factors

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

     We have incurred significant losses over the past five years, including net losses of $10,630,000 for the nine months ended September 30, 2004 (on an unaudited basis), and $17,845,000, $6,176,000 and $931,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and we had an accumulated deficit of approximately $100,432,000 (on an unaudited basis) as of September 30, 2004. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, we anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the United States Food and Drug Administration (“FDA”), and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which May Make Us Dependent on Financing to Sustain Our Operations

     Although we generated $3,751,000 in revenues from milestone payments and license fees from our licensees during 2001 and $1,051,000 from these sources during 2002, we generated $94,000 in such revenues in 2003. We earned $228,000 from our license to SynthRx in June 2004 and a $100,000 milestone payment from one of our other licensees in March 2004, but we do not have any significant sources of recurring operating revenues. We will not have significant recurring operating revenues until at least one of the following occurs:

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

     We are likely to incur negative cash flow from operations until such time, if ever, as we can generate significant recurring revenues. Although we believe that we have adequate financial resources to support our currently planned level of operations through the first quarter of 2005, it is likely that we will be dependent on obtaining financing from third parties to continue to meet our obligations to UMass, and maintain our operations, including our planned levels of operations for our obesity and type 2 diabetes subsidiary and our ongoing research and development efforts related to the drugs acquired from Biorex. We have no commitments from third parties to provide us with any debt or equity financing. Accordingly, financing may be unavailable to us or only available on terms that substantially dilute our existing stockholders. A lack of needed financing could force us to reduce the scope of or terminate our operations or to seek a merger with or be acquired by another company, and any inability to obtain such financing would adversely affect our ability to obtain an opinion without a going concern qualification from our independent registered public accounting firm in March 2005 with respect to our 2004 financial statements. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our stockholders or at all.

Most of Our Revenues Have Been Generated by License Fees for TranzFect™, Which May Not be a Recurring Source of Revenue for Us

     License fees paid to us with respect to our TranzFect™ technology have represented 30% of our revenue during the nine-months ended September 30, 2004 and 81%, 94% and 94% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect™, Merck, and Vical, may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect™. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect™ and Vical has only recently commenced a Phase I clinical trial of a product utilizing TranzFect™ as a component of a vaccine to prevent AIDS. Since TranzFect™ is to be used as a component in vaccines, we do not need to seek FDA approval, but any vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect™. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect™ as a component. In the Merck trials, although the formulation of the tested vaccine using TranzFect™ was generally safe, well-tolerated and generated an immune response, the addition of TranzFect™ to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect™, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect™ licenses.

We Have Changed Our Business Strategy, Which Will Require Us, in Certain Cases, to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products

     Following our merger with Global Genomics, we modified our business strategy of internally developing FLOCOR™ and the other, then-current, potential products that we had not yet licensed to third parties. Instead, we began to seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that would provide for those companies to be responsible for the development and marketing of those products. In June 2004, we licensed FLOCOR™, the primary potential product that we held prior to the Global Genomics merger and which we had not already licensed to a third party, to SynthRx, Inc., a recently formed Houston, Texas-based biopharmaceutical company, under a strategic alliance that we entered into with that company in October 2003. Although we intend to internally fund or carry out a significant portion of the research and development related to at least one of the drugs that we acquired from Biorex, and, through our obesity and type 2 diabetes subsidiary, the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMass, and we may seek to fund all of the later stage development work for our potential ALS products, the completion of the development, manufacture and marketing of these products is likely to require, in many cases, that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies for this purpose.

     There can be no assurance that our products will have sufficient potential commercial value to enable us to secure strategic alliances, license agreements or other collaborative arrangements with suitable companies on attractive terms or at all. If we are unable to enter into collaborative agreements, we may not have the financial or other resources to continue development of a particular product or the development of any of our products. In connection with the Phase I clinical trial currently being conducted by UMass and ABL on an HIV vaccine candidate that utilizes a technology that we licensed from UMass, we do not have a commercial relationship with the company that provided an adjuvant for the vaccine for the trial. If we are not able to enter into an agreement with this company on terms favorable to us or at all, we may be unable to use some or all of the results of the clinical trial as part of our clinical data for obtaining FDA approval of this vaccine, which will delay the development of the vaccine.

     If we enter into these collaborative arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable regulatory (including

FDA) requirements, the timing of receipt or amount of revenues from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products. In addition, if we are unable to enter into these arrangements for a particular product, we may be required to either sell our rights in the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.

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

     Our strategic alliance with UMass will require us to make significant expenditures to fund research at the institution relating to the development of therapeutic products based on the UMass proprietary technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMass. We estimate that the aggregate amount of these expenditures under our current commitments will be $2,000,000 for 2004 (of which approximately $1,500,000 had been expensed through September 30, 2004), approximately $2,350,000 for 2005 and approximately $1,500,000 for 2006. We have also agreed to fund approximately $500,000 of sponsored research at Massachusetts General Hospital during 2004 and 2005 (of which $210,000 had been expensed through September 30, 2004). Our license agreements with UMass also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16,055,000. In addition, the agreement pursuant to which we acquired the clinical and pharmaceutical assets of Biorex provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we were to successfully develop any of those products, the milestone payments could aggregate up to $4,150,000. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.

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

     The expenditures potentially required under our agreements with UMass and ABL, together with the operating capital requirements of our obesity and type 2 diabetes subsidiary, our planned sponsored research funding for Massachusetts General Hospital and our development of the drugs acquired from Biorex, substantially exceed our current financial resources. Those required expenditures will require us to raise additional capital or to secure a licensee or strategic partner to fulfill our obligations to UMass and to develop any products based on the technologies that we have licensed from UMass or any products that we acquired from Biorex, or to continue the operations of our obesity and type 2 diabetes subsidiary at the currently contemplated level. If we are unable to meet our various financial obligations under license agreements with UMass, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our subsidiary.

If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Terminate Our Operations

     All of our products are at various stages of development and must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

     Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•	Difficulty in securing centers to conduct trials.

•	Difficulty in enrolling patients in conformity with required protocols or projected timelines.

•	Unexpected adverse reactions by patients in trials.

•	Difficulty in obtaining clinical supplies of the product.

•	Changes in the FDA’s requirements for our testing during the course of that testing.

•	Inability to generate statistically significant data confirming the efficacy of the product being tested.

•	Modification of the drug during testing.

•	Reallocation of our limited financial and other resources to other clinical programs.

     It is possible that none of the products we develop will obtain the appropriate regulatory approvals necessary for us to begin selling them. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate and we may not have the financial resources to continue to develop our products and may have to terminate our operations.

The Approach We Are Taking to Discover and Develop Novel Drugs Using RNAi and Other Technologies is Unproven and May Never Lead to Marketable Products

     The RNAi and other technologies that we have acquired from UMass have not yet been clinically tested by us, nor are we aware of any clinical trials having been completed by third parties involving similar technologies. Neither we nor any other company has received regulatory approval to market therapeutics utilizing RNAi. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of RNAi-based products will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body. We may spend large amounts of money trying to solve these issues, and never succeed in doing so. In addition, any compounds that we develop may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.

The Biorex Products May Not Obtain Regulatory Marketing Approvals

     On October 4, 2004, we acquired all of the clinical and pharmaceutical assets and related intellectual property of Biorex, including three drug candidates (arimoclomol, iroxanadine and bimoclomol), and a library of small molecule drug candidates. Although each of arimoclomol, iroxanadine and bimoclomol has undergone clinical testing, significant and costly additional testing will be required in order to bring any product to market. We expect to initiate Phase II clinical testing for arimoclomol for ALS, however there are no assurances that the clinical testing will be successful. We believe that the FDA may accept the completion of a successful Phase II clinical trial as sufficient to enable us to submit a New Drug Application, or NDA, however there are no guarantees that the FDA will accept our Phase II study in lieu of a Phase III clinical trial. If the FDA requires us to complete a Phase III clinical trial, the cost of development of arimoclomol will increase beyond our estimated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for arimoclomol that could be more difficult, expensive and time-consuming than our planned end point. Although we anticipate developing arimoclomol for the treatment of ALS, arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes and we may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol would show any efficacy for any other indications.

     Iroxanadine has been tested in two Phase I clinical trials and one Phase II clinical trial which showed improvement in the function of endothelial cells in blood vessels of patients at risk of cardiovascular disease. We intend to develop this product to improve endothelial dysfunction in indications such as diabetic retinopathy and wound healing, which will require significant and costly additional testing. There is no guarantee that iroxanadine will show any efficacy in the intended uses we are seeking. We may also attempt to license iroxanadine to larger pharmaceutical or biotechnology companies for cardiovascular indications; however, there is no guarantee that any such company will be interested in licensing iroxanadine from us or on terms that are favorable to us.

     Bimoclomol has been tested in two Phase II clinical trials where it was shown to be safe, but where it did not show efficacy for diabetic neuropathy, the indication for which it was tested. We intend to develop this compound for other therapeutic indications, however there can be no guarantee that this compound will be effective in treating any diseases. In addition, the FDA may require us to perform new safety clinical trials, which would be expensive and time consuming and would delay development of bimoclomol. There is no guarantee that any additional clinical trials will be successful or that the FDA will approve any of these products and allow us to begin selling them in the United States.

Our Obesity and Type 2 Diabetes Subsidiary May Not Be Able to Develop Products

     In order to develop new obesity and type 2 diabetes products, our new subsidiary will first need to identify appropriate drug targets and pathways. We will be using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify highly promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and effective against these targets. The development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources. We currently plan to seek a strategic alliance with a major pharmaceutical or biotechnology company at a relatively early stage in our development work to complete the development, clinical testing and manufacturing and marketing of our obesity and type 2 diabetes products, but we may not be able to secure such a strategic partner on attractive terms or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on the prior experience and current efforts of Dr. Michael P. Czech, the Chairman of the Scientific Advisory Board of our subsidiary, Jack Barber, our Senior Vice President – Drug Development, and Dr. Mark A. Tepper, the President of our subsidiary and a Vice President of CytRx Corporpation, in establishing the scientific goals and strategies of our subsidiary.

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

We Are Unlikely to Recover Any Amounts from Global Genomics’ Portfolio Companies

     Due to its inability to raise needed capital, Blizzard, which was Global Genomics’ principal portfolio company, has been unable to complete the development of any of its products and has been notified by the licensor of its core technologies that it is in default under its license for those technologies. Global Genomics’ other portfolio company is at a very early stage, is operating without any full-time or salaried employees and has not been able to raise the capital it will need to fund its planned operations and to acquire licenses to certain technologies that it will require. Accordingly, it appears unlikely that either of Global Genomics’ portfolio companies will generate revenues for us in the future and, in 2003, we recorded a write-off of the carrying value of our investments in those companies.

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

     Currently, Rilutek, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aelous Pharmaceuticals. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. These diseases are similar enough that a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Guilford Pharmaceuticals, Phytopharm plc, Cephalon, Inc. and Ceregene, Inc.

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

We Do Not Have the Ability to Manufacture Any of Our Products and Will Need to Rely upon Third Parties for the Manufacture of Our Clinical and Commercial Product Supplies

     We do not currently have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products. Accordingly, we will be dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies, or we will need to acquire the ability to manufacture these supplies ourselves, which could be very difficult, time-consuming and costly. We do not have manufacturing supply arrangements for our products, including any of the licensed RNAi technology, the drugs acquired from Biorex or, with the exception of the clinical supplies for the current Phase I trial, the HIV vaccine product that utilizes the HIV vaccine technology that we have licensed from UMass. There can be no assurance that we will be able to secure needed manufacturing supply arrangements, or acquire the ability to manufacture the products ourselves, on attractive terms or at all. Delays in, or a failure to, secure these arrangements or abilities could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets

     We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for the technologies that we acquired from Biorex and for our TranzFect™ technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. We have a nonexclusive license to a patent owned by UMass and the Carnegie Institution of Washington that covers the general field of gene silencing, or genetic inhibition by double-stranded RNA. The medical applications of the gene silencing technology and the other technologies that we have licensed from the UMass also are covered by a number of pending patent applications, but there can be no assurance that these applications will result in any issued patents. Moreover, we are aware of at least one other issued patent covering broad applications for RNAi and many patent applications covering different methods and compositions in the field of RNAi therapeutics have been and are expected to be filed, and certain organizations or researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. At least one of our competitors is seeking broad patent coverage in the RNAi field that could restrict our ability to develop certain RNAi-based therapeutics.

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

Our Current Ineligibility to Use Form S-3 May Affect Our Ability to Raise Capital

     As a result of the fact that our Annual Report on Form 10-K for the year ended December 31, 2003 was filed after the deadline for its filing, we became ineligible through April 2005 to register resales by investors of our common stock. Certain investors for whom the ability to re-sell their shares relatively soon after they acquire them is important may only be willing to participate in private financings by us if we can register their shares using Form S-3, so our ineligibility to use Form S-3 could limit our ability to raise additional capital. We intend to request that the SEC shorten the period during which we are unable to utilize Form S-3 for this purpose, although we do not currently anticipate that the ineligibility period will be shortened.

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

Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent private Financings May Adversely Affect the Trading Price of Our Common Stock

     As of September 30, 2004, there were outstanding stock options and warrants to purchase approximately 11,278,000 shares of our common stock at exercise prices ranging from $0.01 to $7.75 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect to our stockholders.

     In August 2003, we registered a total of 14,408,252 shares of our outstanding common stock and an additional 3,848,870 shares of our common stock issuable upon exercise of outstanding options and warrants, which shares and options and warrants were issued primarily in connection with our merger with Global Genomics and the $5,440,000 private equity financing that we completed in May 2003. In December 2003, we registered a total of 6,113,448 shares of our common stock, consisting of the 5,175,611 shares issued, or that are issuable upon exercise of the warrants issued, in connection with the $8,695,000 private equity financing that we completed in September 2003, and an additional 937,837 shares of our common stock that we issued, or that are issuable upon the exercise of warrants that we issued, to certain other third parties. In April 2004, we became ineligible to continue to use Form S-3 for both of these registrations, so that the holders of these shares could no longer sell their shares under these registrations. We are in the process of reinstating the registrations so as to permit the holders to again be able to sell their shares under these registrations. In October 2004, we completed a private placement in which we agreed to register the 4,000,000 shares of our common stock and the 2,800,000 shares of our common stock issuable upon the exercise of the warrants that we sold in that private placement. Both the availability for public resale of these various shares and the actual resale of these shares could adversely affect the trading price of our common stock.

We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock

     The market price of our common stock has experienced significant volatility in the past and may continue to experience significant volatility from time to time. Our stock price has ranged from $0.21 to $3.74 per share over the past three years. Factors such as the following may affect such volatility:

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments that are sensitive to changes in interest rates are our investments and cash equivalents. As of September 30, 2004, we held no investments other than amounts invested in money market accounts or certificates of deposits. We are not subject to any other material market risks.

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

PART II— OTHER INFORMATION

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     In August 2004, we issued 100,000 shares of our common stock to The Investor Relations Group, Inc. for certain investor relation services to be rendered by that firm under a consulting agreement with that firm. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

     In September 2004, we issued warrants to purchase 600,000 shares of our common stock at $1.07 per share to J.P. Turner & Company, LLC (“J.P. Turner”) in consideration of its agreement to provide us with certain investment banking services. The warrants were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 4 – Submission of Matters to a Vote of Security Holders

     Our annual meeting of stockholders was held on July 21, 2004, and adjourned until August 12, 2004, for the following purposes:

1.	To elect two directors to serve until our 2007 annual meeting of stockholders; and

2.	To ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2004.

     The number of outstanding shares of our common stock as of the record date for the annual meeting was 34,777,256, out of which in excess of 31,636,832 shares were represented at the annual meeting.

     Dr. Louis Ignarro and Dr. Joseph Rubinfeld were reelected as our Class I directors to serve until the 2007 annual meeting of stockholders. Steven A. Kriegsman, Marvin R. Selter and Richard L. Wennekamp, our Class II directors, and Max Link, our Class III director, continued to serve as directors after the annual meeting.

     The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

		Votes Cast Against		Broker
Director Nominee	Votes Cast For	or Withheld	Abstentions	Non-Votes
Dr. Louis Ignarro	30,401,297	1,235,669	—	—
Dr. Joseph Rubinfeld	31,238,051	398,781	—	—

     With respect to the proposal to ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2004: (i) 31,354,283 votes were cast for, (ii) 201,147 votes were cast against, (iii) 81,513 shares abstained and (iv) there were no broker non-votes with respect to the proposal. Accordingly, the proposal was approved by our stockholders.

Item 6. – Exhibits and Reports on Form 8-K

(a) Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

     On August 19, 2004, we filed a Current Report on Form 8-K disclosing our results of operations for the second quarter ended June 30, 2004 and that we had filed our results on Form 10-Q with the SEC.

     On September 17, 2004, we filed a Current Report on Form 8-K disclosing that we had entered into an Investment Banking Agreement with J.P. Turner, and that we issued to J.P. Turner warrants to purchase 600,000 shares of our common stock at $1.07 per share.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)

Date: November 3,2004	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1 x	Investment Banking Agreement dated September 13, 2004, by and between the Company and J.P. Turner & Company, LLC

10.2	Investment Banking Agreement dated September 30, 2004, by and between the Company and Rodman & Renshaw, LLC

31	Certifications Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2004.