Form 10-K
period 2004-12-31
CYTRX CORP
filed 2005-03-31
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $.001 par value per share
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
      Indicate by check mark with the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2004 was approximately $33,288,000. On March 28, 2005, there were 57,413,449 shares of the Registrant’s common stock outstanding, exclusive of treasury shares.

CYTRX CORPORATION
2004 FORM 10-K ANNUAL REPORT
Exhibit Index located on page 56 of this report.

i

“SAFE HARBOR” STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.
      All statements in this Annual Report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein and in documents incorporated by this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.
      Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in under the heading “Risk Factors” in this Annual Report, and including risks or uncertainties related to the early stage of our diabetes, obesity, CMV and ALS research, the need for future clinical testing of any small molecules and products based on ribonucleic acid interference, or RNAi, that may be developed by us, uncertainties regarding the scope of the clinical testing that may be required by regulatory authorities for the drug candidates acquired from Biorex Research and Development Company, RT, or Biorex, and other products and the outcomes of those tests, the significant time and expense that will be incurred in developing any of the potential commercial applications for our small molecules or RNAi technology, our need for additional capital to fund our ongoing working capital needs, including ongoing research and development expenses related to the drug candidates purchased from Biorex, risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products, and the impact of third party reimbursement policies on the use of and pricing for our products. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.
PART I

Item 1.	Business
General
      CytRx Corporation is a biopharmaceutical research and development company, based in Los Angeles, California, with an operating obesity and type 2 diabetes subsidiary in Worcester, Massachusetts. We are in the process of developing products, primarily in the areas of small molecule therapeutics and ribonucleic acid interference, or RNAi, for the human health care market. RNAi is a new technology for silencing genes in living cells and organisms. Our small molecule therapeutics efforts include our clinical development of three, oral drug candidates that we acquired in October 2004, as well as our drug discovery operations conducted in the laboratory of our subsidiary. In addition to our work in small molecule therapeutics and RNAi, we are involved in the development of a DNA-based HIV vaccine and have entered into strategic alliances with respect to the development of several other products using our other technologies.
      Since our incorporation in Delaware 1985, we have been engaged in the development of pharmaceutical products. July 2002, the time of our merger with Global Genomics Capital, Inc., or Global Genomics, marked a change in the focus of our company. Subsequent to the Global Genomics merger, we modified our corporate business strategy by discontinuing any further research and development efforts for our pre-merger pharmaceutical technologies and began to seek strategic relationships with other pharmaceutical companies to complete the development of those technologies. Instead of continuing research and development for those technologies, we focused our efforts on acquiring new technologies and products to serve as the foundation for the future of the company.
      In April 2003, we acquired our first new technologies by entering into exclusive license agreements with the University of Massachusetts Medical School, or UMMS, covering potential applications for the medical school’s proprietary RNAi technology in the treatment of specified diseases, including those within the areas of obesity and type 2 diabetes; amyotrophic lateral sclerosis, or ALS, commonly referred to as Lou Gehrig’s disease, which is a progressive neurodegenerative disease that results in motor neuron degeneration of the brain and spinal cord and eventual paralysis; and human cytomegalovirus, or CMV, which is a herpes virus that often affects HIV patients. At that time, we also acquired an exclusive license from UMMS covering the medical school’s proprietary technology with potential gene therapy applications within the area of cancer. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology. In July 2004, we further expanded our strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms.
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
      In conjunction with our work with UMMS, in September 2003, we purchased 95% of CytRx Laboratories, Inc. (formerly known as Araios, Inc.), our research and development subsidiary, which had been recently formed to develop small molecule and RNAi-based therapeutics for the prevention, treatment and cure of obesity and type 2 diabetes. This subsidiary is focusing on using genomic and proteomic based drug discovery technologies combined with our proprietary gene silencing technology to accelerate the process of screening and identifying potential drug targets and pathways for these diseases. Through this subsidiary, we are seeking to develop orally active drugs against promising targets and pathways relevant to obesity and type 2 diabetes.
      On October 4, 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The acquisition positions us as a clinical-stage company, as we expect to initiate a Phase II trial for ALS with one of our new compounds, arimoclomol, in the second quarter of 2005.
      Although we intend to internally fund or carry out the research and development related to the drug candidates that we acquired from Biorex, and, through our obesity and type 2 diabetes subsidiary, the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMMS, we may also seek to secure strategic alliances or license agreements with larger pharmaceutical companies to fund the early stage development work for other gene silencing product applications and for subsequent development of those potential products where we fund the early stage development work.
      Prior to 2003, our primary technologies consisted of Flocor, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA and conventional-based vaccines. In October 2003, we entered into a strategic relationship with another entity, which was recently formed, to complete the development of Flocor. Our TranzFect technology has been licensed to two companies. We have granted a third party an option to license our TranzFect technology for development as a potential DNA-based prostate cancer adjuvant and may also seek to license this technology as a potential conventional adjuvant for hepatitis C, human pappiloma virus, herpes simplex virus and other viral diseases. Adjuvants are agents added to a vaccine to increase its effectiveness. In addition, we may seek to license TranzFect for use as a non-clinical research reagent to increase transfection in vitro or in laboratory animals. Flocor and TranzFect are further described under “Pre-Global Genomics Merger Technologies.”
      In addition, through our merger with Global Genomics, we acquired minority interests in two development-stage genomics companies, Blizzard and Psynomics. In 2003, we recorded a write-off of our investments in those companies. Our decision to record the write-off was based upon several factors. Those investments, and the write-off of those investments, are further described under “Genomics Investments.”

Molecular Chaperone Co-inducers
      The synthesis of proteins is a normal part of every cell’s activity that is essential for life. Proteins are linear chains of building blocks known as amino acids. In order to function normally in a cell, proteins must fold into particular three dimensional shapes. During stressful conditions (e.g. during certain disease states), proteins can fold into inappropriate shapes that result in aggregation of proteins, which can be toxic to the cell. As an example, it is believed that mis-folding and aggregation of certain mutated forms of the superoxide dismutase 1 (SOD1) protein leads to the death of motor neurons that causes ALS.
      In nature, the cell has developed a way to deal with these potentially toxic mis-folded proteins. Molecular “chaperone” proteins are a key component of a universal cellular protection, maintenance and repair mechanism that helps ensure that newly synthesized proteins are complete, taken to the correct position within the cell’s structure, and correctly folded. Molecular chaperones detect proteins that are mis-folded, and have the ability to refold those proteins into the appropriate, non-toxic shape. However, if the protein is so badly mis-folded that it cannot be repaired, the molecular chaperones also have the ability to “tag” the toxic protein for destruction by the cell. This tag, called ubiquitin, directs the mis-folded protein to a cellular apparatus called the proteasome, whose function is to degrade the protein into its constituent amino acids for recycling.
      A core element of the cell’s stress-management techniques is known as the heat shock response. Although this response was so-named because it was initially discovered by subjecting cells to heat stress, it is now known that the heat shock response is generally induced by a variety of physical and chemical stresses. As a cell comes under stress, proteins begin to mis-fold into toxic shapes. The heat shock response (also referred to as the stress response) increases the synthesis of molecular chaperones that then repair the mis-folded proteins.
      The stress response can be an important mechanism for cellular survival during certain acute physical stresses. For instance, prior induction of the stress response can protect tissue culture cells from heat-induced cell death. However, it appears that the constant stress that occurs as a result of chronic disease dulls the stress response and erodes the effectiveness of the mechanism. For instance, although the stress response is slightly induced in the motor neurons of transgenic mice that express the human mutated SOD1 gene that causes certain cases of ALS, the level of expression is apparently insufficient to repair the damage and the mice still die from the disease.
      We believe that by boosting the stress response to higher levels, the progression of chronic disease can be slowed, halted or reversed and affected cells can be restored to full functionality. In in vitro studies, mammalian cells engineered to over-express molecular chaperones have increased cross-protection against a variety of otherwise lethal and toxic stresses. In in vivo studies, transgenic mice engineered to over-express a molecular chaperone had improved myocardial function, preserved metabolic function and reduced infarct size after ischemia/reperfusion. Increased molecular chaperone expression also significantly increased the lifespan in a mouse model for spinal and bulbar muscular atrophy, a motor neuron disease. We believe that these studies give substantial support within the scientific community for new drugs that are capable of activating a cytoprotective stress response.
      Among the assets recently acquired from Biorex were several drug candidates whose mechanism of action is believed to be the “co-induction” of the stress response, meaning that they do not seem to activate the stress response by themselves, but instead they amplify the production of molecular chaperone proteins that are already activated by disease-induced cellular stress. These drug candidates thus may selectively amplify molecular chaperone proteins specifically in diseased tissue, which would minimize potential drug side-effects. The amplification of this fundamental protective mechanism may have powerful therapeutic and prophylactic potential, with the potential for an extremely broad field of medical therapeutic utility.
      We believe that the drug candidates acquired from Biorex can potentially improve the cell’s natural capability to resist the toxic effects of protein mis-folding, caused by both acute and chronic diseases. Thus, these orally available small molecule drug candidates may accomplish the same goals as RNAi, as described below, but accomplish them by repairing or degrading the offending proteins, instead of degrading their corresponding mRNAs. Since the specificity for the recognition of mis-folded proteins is an intrinsic feature of the amplified molecular chaperones, it is not necessary to identify the actual molecular target of the stress-induced damage. As a result, these drug candidates may allow broader therapeutic utility for the removal of damaged proteins compared to that of RNAi.
      We are not aware of other pharmaceutical companies developing small molecule co-inducers of molecular chaperones. At present, a few potential drug candidates have been reported in the literature to activate molecular chaperone expression, but these do not require pre-activation of the stress response, and therefore these drug candidates may simply represent a “stress” to the cell.

RNAi Technology
      RNAi technology is a recently discovered technology that uses short double-stranded RNA, or dsRNA, molecules to silence targeted genes and, as a result, is commonly referred to as “gene silencing.” RNAi has been shown to effectively silence targeted genes within living cells with great specificity and potency. As a result, RNAi technology is able to effectively silence targeted genes without impacting other, non-targeted, genes.
      RNA is a polymeric constituent of all living cells and many viruses, consisting of a long, usually single-stranded chain of alternating phosphate and ribose units with the bases adenine, guanine, cytosine, and uracil bonded to the ribose. The structure and base sequence of RNA are determinants of protein synthesis and the transmission of genetic information. RNAi is a technique of using short pieces of double-stranded RNA to precisely target the messenger RNA, or mRNA, of a specific gene. The end result is the destruction of the specific mRNA, thus silencing that gene.
      RNAi is regarded as a significant advancement in gene silencing and was featured in Science magazine as the “Breakthrough of the Year” in 2002. Delivery of RNAi can be in vitro and in vivo to target specific mRNAs, thus reducing the levels of the specific protein product coded for by that gene in the targeted cells. This allows the use of RNAi either as an effective drug discovery tool or potentially as a therapeutic product itself. We intend to develop RNAi technology as both a discovery tool for classical, orally-available small molecule drugs and for direct therapeutic applications when technically feasible. As a drug discovery tool, we intend to use RNAi to identify and validate novel targets, which could then be used to discover small molecule therapeutics for the treatment and prevention of obesity and type 2 diabetes. As a therapeutic, we are conducting pre-clinical efficacy studies to determine whether to proceed with human clinical trials using RNAi to silence specific genes that cause ALS, CMV retinitis and type 2 diabetes. In January 2004, Tariq Rana, a scientific authority in delivery and stability of RNAi, and in March 2004, Dr. Craig Mello, the co-

discoverer of RNAi, each joined our Scientific Advisory Board and they will act in an advisory capacity to help us develop therapeutics for specific diseases.
      In mammals and human cells, gene silencing can be triggered by delivering dsRNA molecules directly into the cell’s cytoplasm (the region inside the cell membrane but outside the cell nucleus). Specific enzymes (proteins) in the cell called dicer enzymes cut the dsRNA to form small interfering RNA, or siRNA. These siRNA are approximately 21 to 25 nucleotide long pieces of RNA. The siRNA then interact with other cellular proteins to form the RNA-induced silencing complex, or RISC, which causes the unwinding of the bound siRNA. This unwound strand of the siRNA can then act as a template to seek out and bind with the complementary target mRNA, which carries the coding, or instructions, from the cell nucleus DNA. These instructions determine which proteins the cell will produce. When the siRNA-loaded RISC binds with the corresponding mRNA, that “message” is degraded and the cell does not produce the specific protein that it encodes. Since the siRNA can be designed to specifically interact with a single gene through its mRNA, it can prevent the creation of a specific protein without affecting other genes.
      One reason for the potential of RNAi to be effective, where previous nucleic acid-based technologies have, to date, been unsuccessful, is that the cell already has in place all of the enzymes and proteins to effectively silence genes once the dsRNA is introduced into the cell. This is in direct contrast to the older technology of antisense, where there were no known proteins present in the cells to facilitate the recognition and binding of the antisense molecule to its corresponding mRNA.
      Another reason for the interest in RNAi is its potential to completely suppress or eliminate the viral replicon. A replicon is a DNA or RNA element that can act as a template to replicate itself. Once a virus is established in a cell, there are very few drugs that are effective in eliminating the virus. The RNAi process, however, has the potential of eliminating viral nucleic acids and, therefore, to cure certain viral diseases. Development work on RNAi is still at an early stage, and we are aware of only two clinical trials using RNAi, namely safety trials for age-related macular degeneration by Acuity Pharmaceuticals and Sirna Therapeutics.
Product Development

University of Massachusetts Medical School
      Through our strategic alliance with UMMS, we have acquired the rights to a portfolio of technologies, including the rights to use UMMS’s proprietary RNAi technology with potential therapeutic applications in certain defined areas that include obesity, type 2 diabetes, ALS and CMV, as well as a DNA-based HIV vaccine technology and a cancer therapeutic technology. In addition, we have entered into a collaboration and invention disclosure agreement with the UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms.
      The HIV subunit vaccine technology that we have licensed from UMMS is based upon a unique mixture of pieces of human HIV-1 primary isolates from several genetic subtypes of HIV. These pieces, called HIV envelope proteins, are not sufficient for viral replication and therefore cannot lead to accidental infection by HIV. This polyvalent naked DNA (isolated, purified DNA) vaccine approach has the potential advantages of maintaining efficacy despite the high mutation rate of HIV, a broader immune response against divergent HIV-1 glycoproteins and the possible ability to neutralize a wide spectrum of HIV-1 viruses. UMMS has conducted animal studies of this vaccine, and UMMS and Advanced BioScience Laboratories, or ABL, which provides an adjuvant for use with the vaccine, have received a $16 million grant from the NIH. This grant is currently funding a Phase I clinical trial of a vaccine candidate using our licensed technology. The investigational new drug application, or IND, for that trial was filed in January 2004 and allowed by the FDA to go into effect in March 2004. Enrollment of volunteers for this trial began in April 2004, and we anticipate completing this trial in the first half of 2006. We have a commercial relationship with ABL which gives us the ownership of, and responsibility for, the further development of the vaccine and subsequent FDA registration following the completion of the Phase I trial, which is being conducted by UMMS and ABL. We do not have a commercial relationship with a company that is providing an adjuvant for the HIV vaccine candidate in the current Phase I clinical trial. In any future clinical development of the vaccine candidate, we may be required either to license that adjuvant, or use a different adjuvant in conjunction with our HIV vaccine technology, in which case we may not be able to utilize some or all of the results of the currently planned trial as part of our clinical data for obtaining FDA approval of a vaccine.
      Finally, we have also licensed a cancer treatment technology from UMMS that is based on a naked DNA approach in which the DNA material will be delivered by direct injection into the tumor or other localized administration.
      Our agreements with UMMS may require us to make significant expenditures to fund research at the institution relating to developing therapeutic products based on UMMS’s proprietary technologies that have been licensed to us. We estimate that the aggregate amount of these sponsored research expenditures under our current commitments will be approximately $1.3 million for 2005 and approximately $737,000 for 2006. Our license agreements with UMMS require us to make payments of an aggregate of up to $105,000 per year to maintain all of our licenses, with such aggregate annual payments increasing to as much as $145,000 if we are not then conducting certain sponsored research at the institution. Our UMMS license agreements also provide, in certain cases, for milestone payments, from us to UMMS, based on the progress we make in the clinical development and marketing of products utilizing the technologies licensed from UMMS. In addition, our license agreements with UMMS require us to reimburse UMMS for legal expenses that they incur in prosecuting and maintaining of the related licenses patents. We estimate these legal expenses to be approximately $200,000 per year. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million. Those milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop. In addition, our collaboration and invention disclosure agreement with UMMS requires us to make payments totaling $750,000 in 2005 in consideration for the option, upon making a specified payment, to negotiate an exclusive worldwide license to certain disclosed technologies.

Obesity and Type 2 Diabetes
      Obesity and type 2 diabetes are significant health problems. The World Health Organization estimates that, on a worldwide basis, there are more than 300 million cases of obesity and 159 million cases of type 2 diabetes. According to the American Obesity Association, there are currently more than 60 million cases of obesity in the United States, and the American Diabetes Association reports that there are more than 16 million cases of type 2 diabetes in the United States. Scientists at UMMS, as part of our strategic alliance, are researching, with funding that we have provided, the specific genetic relationship of type 2 diabetes to obesity. The research is focused on using cultured adipocytes (fat cells) as a model system for studying the regulation of gene expression involved in adipocyte differentiation and function. This research may lead to the identification of specific drug targets which regulate insulin signaling as well as other metabolic pathways regulating glucose and fatty acids. With this understanding, the program will focus on drug discovery of small molecule therapeutics and potentially RNAi-based therapeutics for type 2 diabetes (e.g., drugs that act as insulin sensitizers and compounds that alleviate obesity). We believe that RNAi could potentially be a reliable method to selectively inhibit certain genes and their corresponding protein expression in adipocytes.
      In May 2004, we licensed from the technology transfer company of the Imperial College of Science, Technology & Medicine the exclusive rights to intellectual property covering a drug screening method using RIP 140, which is a nuclear hormone co-repressor that is believed to regulate fat accumulation. This proprietary technology is covered by a pending patent application. We paid the licensor a license fee in the form of cash and shares of our common stock, and we will be required to make defined milestone and royalty payments based on sales of products developed using this technology. We believe this license provides us with an important potential drug target in the area of obesity and type 2 diabetes in conjunction with our gene silencing technology.

      In addition, one of the drug candidates acquired from Biorex, iroxanadine, was shown to be well tolerated in two Phase I and one Phase II clinical trials and demonstrated significant improvement of vascular function in the brachial artery of hypertensive patients. We plan to evaluate the preclinical efficacy of this drug for two diabetic complications that involve vascular dysfunction, retinopathy and wound healing. If the drug proves to be efficacious in preclinical work and the FDA agrees that it is appropriate to proceed with a Phase II clinical trial, we believe that a Phase II clinical trial for either of these indications could begin in 2006.
      Although we initially intend to develop arimoclomol, another of the drug candidates acquired from Biorex, for the treatment of ALS, the drug also showed efficacy in preclinical animal models of diabetes. If efficacy is observed in additional preclinical models, we would also consider beginning a Phase II clinical trial for diabetes in 2006, as arimoclomol has already been tested in two Phase I clinical trials.

Research and Development Subsidiary
      In addition to the obesity and diabetes work being done under our sponsored research agreement with UMMS, in September 2003, we purchased 95% of CytRx Laboratories, Inc. (formerly known as Araios, Inc.), our research and development subsidiary, which had been recently formed by Dr. Michael P. Czech to develop orally active small molecule and RNAi-based drugs for the prevention, treatment and cure of obesity and type 2 diabetes. Our business strategy is to use our portfolio of state of the art drug discovery technologies and our relationships with leading diabetes and obesity researchers to discover and develop first in class medicines to prevent, treat and cure obesity and type 2 diabetes. Utilizing the RNAi target validation technology that we have licensed from UMMS, in combination with state of the art target identification methods, our research and development subsidiary will focus on using a structure based drug discovery approach to accelerate the process of screening and identifying potential drug targets and pathways for these diseases. Through our subsidiary, we will seek to develop orally administered drugs that are based on promising targets and pathways that we may be able to identify.
      Dr. Czech is a prominent scientist in the fields of obesity and type 2 diabetes at UMMS, is a member of our Scientific Advisory Board, heads our subsidiary’s Scientific Advisory Board and holds a 5% equity interest in the subsidiary. We provided the subsidiary in September 2003 with initial capital of approximately $7,000,000 to fund the staffing of its operations with managerial and scientific personnel and its initial drug development activities.
      Through our license and sponsored research agreement with UMMS, we have secured rights to novel drug targets believed to be involved in obesity and type 2 diabetes. We will seek to validate these targets using the proprietary high throughput RNAi technology that we have licensed from UMMS and will apply state of the art structure-based medicinal chemistry to develop small molecules and RNAi-based therapeutic products.

ALS
      The development of therapeutics for the treatment of various forms of ALS is an area of significant interest for us. ALS is a debilitating disease. According to the ALS Survival Guide, 50% of ALS patients die within 18 months of diagnosis and 80% of ALS patients die within five years of diagnosis. According to the ALS Association, in the United States, alone, approximately 30,000 people are living with ALS and nearly 6,000 new cases are diagnosed each year.
      Our drug candidate, arimoclomol, acquired from Biorex in October 2004, was previously shown to be well tolerated in two Phase I clinical trials in healthy volunteers. Based on this, and results indicating efficacy of the drug candidate in animal models of neuronal damage, including the published efficacy data of the drug in animal models of ALS, we expect to begin a Phase II clinical trial with arimoclomol for the treatment of ALS in the second quarter of 2005. We are scheduled to discuss the proposed Phase II clinical trial with the FDA in the coming weeks.
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
      Dr. Zuoshang Xu, an Associate Professor of Biochemistry and Molecular Pharmacology at UMMS, is the principal investigator under our sponsored research agreement with UMMS. We have funded approximately $302,000 of research under that agreement during its first year, and have committed to fund approximately $280,000 of research under that agreement during its second year and approximately $288,000 of research under that agreement during the third year of the program.
      Dr. Robert B. Brown, Jr., a Professor of Neurology at Harvard Medical School, Founder and Director of the Cecil B. Day Laboratory for Neuromuscular Research and a co-discoverer of the mutant SOD1 gene as a cause for certain ALS cases, is the principal investigator under our sponsored research agreement with Massachusetts General Hospital. Under the agreement, we have agreed to fund approximately $487,000 of sponsored research at Massachusetts General Hospital through the end of 2005. In March 2004, Dr. Brown joined our Scientific Advisory Board and entered into a consulting agreement with us.

Cardiovascular Disease
      Preclinical results by third parties with our drug candidate, iroxanadine, indicate that it has therapeutic potential for the treatment of cardiovascular atherosclerosis. If iroxanadine proves to be effective in additional preclinical work, we plan to seek a strategic alliance with a larger company to support the subsequent clinical development for this indication.
Pre-Global Genomics Merger Technologies

Therapeutic Copolymer Program
      Prior to the merger with Global Genomics, our primary focus was on CRL-5861 (purified poloxamer 188), which we also call Flocor. Flocor is an intravenous agent for the treatment of sickle cell disease and other acute vaso-occlusive disorders. Sickle cell disease is an inherited disease caused by a genetic mutation of hemoglobin in the blood, and acute vaso-occlusive disorders are a blockage of blood flow caused by deformed, or “sickled,” red blood cells which can cause intense pain in sickle cell disease patients. In June 2004, we licensed our copolymer technologies, including Flocor, on an exclusive basis, to SynthRx, Inc., a Houston, Texas-based biopharmaceutical company. As a result of the SynthRx license, we received a 19.9% ownership interest in SynthRx and a cash payment from SynthRx of approximately $228,000, in return for our rights to the licensed technologies. In addition, upon commercialization of any products developed under our alliance with SynthRx, we may also receive significant milestone payments and royalties. Prior to the change in our business strategy that led us to seek licensees for our Flocor technology, we had internally developed Flocor. In December 1999, we reported results from a Phase III clinical study of Flocor for treatment of acute sickle cell crisis. Although the study did not demonstrate statistical significance in the primary endpoint, or objective, of the study, statistically significant and clinically important benefits associated with Flocor were observed in certain subgroups. All amounts paid to us by SynthRx are non-refundable upon termination of the agreement and require no additional effort on our part.

Vaccine Enhancement and Gene Therapy
      Gene therapy and gene-based vaccines are mediated through the delivery of DNA containing selected genes into cells by a process known as transfection. We refer to our gene delivery technology as TranzFect. A large majority of the revenues we have generated over the past three years has been due to license fees paid to us with respect to our TranzFect technology, representing 93%, 81% and 94% of our total revenues for 2004, 2003 and 2002, respectively.

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

Vical License
      In December 2001, we entered into a license agreement with Vical Incorporated granting Vical exclusive, worldwide rights to use or sublicense our TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides, such as DNA and RNA, in all preventive and therapeutic human and animal health applications, except for (1) the four targets previously licensed by us to Merck, (2) DNA vaccines or therapeutics based on prostate-specific membrane antigen, or PSMA, and (3) sale of a non-regulated product for use as a non-clinical research reagent to increase transfection in vitro or in laboratory animals. In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides (short segments of DNA or RNA). Under the Vical license, we received a non-refundable up-front payment of $3,750,000, and, in addition to annual maintenance payments, we have the potential to receive milestone and royalty payments in the future based on criteria described in the agreement. In April 2004, we received an additional $100,000 milestone fee related to the commencement of Vical’s first FDA Phase I clinical trial for a product incorporating our TranzFect technology. All amounts paid to us by Vical are non-refundable upon termination of the agreement and require no additional effort on our part.
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
Genomics Investments
      In connection with our merger with Global Genomics, we acquired indirectly equity interests in two development-stage genomics companies, a 40% equity interest in Blizzard and a 5% equity interest in Psynomics. In the fourth quarter of 2003, we decided that we would cease funding our investments in those genomics companies to focus on our core strategy of developing human therapeutics for large market indications. In May 2004, we determined that a write-off of those investments in the third quarter of 2003 should have been made. Our decision to record the write-off was based upon several factors, including Blizzard’s lack of success in raising a significant amount of the financing necessary for it to pursue the commercialization strategy for its products, current financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows and the consideration of other qualitative factors. Based upon the quantitative and qualitative factors described above, in addition to others, we determined that the investment in Blizzard had no remaining value as of September 30, 2003 and that a write-off of this investment should have been made in the third quarter of 2003. It is our understanding that, by the end of 2003, Blizzard had ceased operations and was in the process of returning its licensed intellectual property to the University of Minnesota.
Research and Development Expenditures
      Expenditures for research and development activities related to continuing operations were $9.0 million, $4.4 million and $767,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Included in research and development expenses for 2004 was $3.0 million of in-process research and development that was written off in conjunction with our acquisition of assets from Biorex.
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
Patents and Proprietary Technology
      We actively seek patent protection for our technologies, processes, uses, and ongoing improvements and consider our patents and other intellectual property to be critical to our business. We have filed applications for a number of patents and have been granted patents related to technologies, primarily TranzFect and Flocor, we were developing prior to our 2002 merger with Global Genomics. Subsequent to the merger, we acquired patents in connection with our acquisition of intellectual property rights of Biorex and we have licensed additional technologies covered by patents or patent applications, most of which are in the RNAi field.
      As part of our development process, we evaluate the patentability of new inventions and improvements developed by us or our collaborators. Whenever appropriate, we will endeavor to file United States and international patent applications to protect these new inventions and improvements. However, we cannot be certain that any of the current pending patent applications we have filed or licensed, or any new patent applications we may file or license, will ever be issued in the United States or any other country. Even if issued, there can be no assurance that those patents will be sufficiently broad to prevent others from using our products or processes. Furthermore, our patents, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents, and may acquire additional patents and proprietary rights relating to small molecule technology, RNAi technology, DNA-based vaccines or other compounds, products or processes competitive with ours.
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
Competition
      Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Guilford Pharmaceuticals, Phytopharm plc, Cephalon, Inc. and Ceregene, Inc.
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
      With respect to both our RNAi and non-RNAi products, many companies, including large pharmaceutical and biotechnology firms with financial resources, research and development staffs, and facilities that may, in certain cases, be substantially greater than those of ours or our strategic partners or licensees, are engaged in the research and development of pharmaceutical products that could compete with our potential products. To the extent that we seek to acquire, through license or otherwise, existing or potential new products, we will be competing with numerous other companies, many of which will have substantially greater financial resources, large acquisition and research and development staffs that may give those companies a competitive advantage over us in identifying and evaluating these drug acquisition opportunities. Any products that we acquire will be competing with products marketed by companies that in many cases will have substantially greater marketing resources than we have. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and such products may be more effective than those currently under development or that may be developed in the future by our strategic partners or licensees. Competitive products for a number of the disease indications that we have targeted are currently being marketed by other parties, and additional competitive products are under development and may also include products currently under development that we are not aware of or products that may be developed in the future.
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
Employees
      As of December 31, 2004, we had 23 full-time employees, 14 of whom were engaged in research and development activities and nine of whom were involved in management and administrative operations. All of the employees engaged in research and development activities hold Ph.D. degrees, and one also holds an M.D. degree.

Item 2.	Properties
      Our operations are based in Los Angeles, California, and Worcester, Massachusetts. The lease for our headquarters facility in Los Angeles covers approximately 3,300 square feet of office space and expires in June 2005. We are currently considering renewing the lease or alternatively locating substantially similar, alternative office space. The lease for our subsidiary in Worcester covers approximately 6,900 square feet of office and laboratory space and expires in December 2005. Our facilities are suitable and adequate for our current operations. We have the right to extend the Worcester lease until December 2007.

Item 3.	Legal Proceedings
      We are occasionally involved in claims arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on us.
      In February 2004, we were notified by the Massachusetts State Ethics Commission, or the Massachusetts Commission, that it had initiated a preliminary inquiry into whether our previous retention of a consultant who introduced us to UMMS constituted an improper conflict of interest under Massachusetts’ ethics laws. UMMS has advised us that it continues to believe that its agreements with us provided excellent value for UMMS, that it anticipates that the Massachusetts Commission’s review of the terms of those agreements will confirm that the agreements were fair to UMMS, and that it believes that the Massachusetts Commission will concur with the resolution of the conflict proposed by UMMS under which the consultant will forfeit to UMMS certain of the compensation that the consultant was to receive from us.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our annual meeting of stockholders was convened on July 21, 2004, and adjourned until August 12, 2004, for the following purposes:

1. To elect two directors to serve until our 2007 annual meeting of stockholders; and

2. To ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ended December 31, 2004.
      The number of outstanding shares of our common stock as of the record date for the annual meeting was 34,777,256, of which in excess of 31,636,832 shares were represented at the annual meeting.
      Dr. Louis Ignarro and Dr. Joseph Rubinfeld were reelected at the annual meeting as our Class I directors to serve until the 2007 annual meeting of stockholders. Steven A. Kriegsman, Marvin R. Selter and Richard L. Wennekamp, our Class II directors, and Max Link, our Class III director, continued to serve as directors after the annual meeting.
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
      Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the Nasdaq Stock Market. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal Year 2005:
January 1 to March 28	$2.07	$1.14
Fiscal Year 2004:
Fourth Quarter	$1.75	$1.10
Third Quarter	$1.80	$0.94
Second Quarter	$2.10	$1.06
First Quarter	$2.43	$1.43
Fiscal Year 2003:
Fourth Quarter	$2.50	$1.75
Third Quarter	$2.81	$1.58
Second Quarter	$3.74	$0.62
First Quarter	$0.61	$0.23
      On March 28, 2005, the closing price of our common stock as reported on the Nasdaq SmallCap Market, was $1.32 and there were approximately 10,800 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

Item 6.	Selected Financial Data
      The following selected financial data are derived from our audited financial statements. Our financial statements for 2004 and 2003 have been audited by BDO Seidman, LLP, independent auditors. Our financial statements for 2002, 2001 and 2000 have been audited by Ernst & Young LLP, independent auditors. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2004	2003	2002	2001	2000

Statement of Operations Data:
Revenues
Service revenues	$—	$—	$23,000	$101,000	$451,000
License fees	428,000	94,000	1,051,000	3,751,000	2,000,000
Grant income	—	—	46,000	157,000	349,000
Other income	—	—	—	—	225,000

Total revenues	$428,000	$94,000	$1,120,000	$4,009,000	$3,025,000

Loss from continuing operations	$(16,392,000)	$(17,845,000)	$(6,176,000)	$(931,000)	$(1,147,000)
Income from discontinued operations	—	—	—	—	799,000

Net loss	$(16,392,000)	$(17,845,000)	$(6,176,000)	$(931,000)	$(348,000)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.48)	$(0.65)	$(0.39)	$(0.09)	$(0.12)
Income from discontinued operations	—	—	—	—	0.08

Net loss	$(0.48)	$(0.65)	$(0.39)	$(0.09)	$(0.04)

Balance Sheet Data:
Total assets	$5,049,000	$12,324,000	$9,284,000	$7,611,000	$6,859,000
Total stockholders’ equity	$1,595,000	$10,193,000	$7,959,000	$6,583,000	$5,619,000
      In January 2005, we completed a $21.3 million private equity financing in which we issued 17,334,494 shares of our common stock and warrants to purchase an additional 8,667,247 shares of our common stock at an exercise price of $2.00 per share. Net of investment banking commissions, legal, accounting and other fees related to the transaction, we received proceeds of approximately $19.5 million. The following selected pro forma balance sheet data is derived from our balance sheet as of December 31, 2004 and gives effect to the completion of that private equity financing, but does not give effect to other events that occurred since December 31, 2004 and thus may not be indicative of our current financial condition. The information should be read in conjunction with our balance sheet as of December 31, 2004 and related notes.

		Adjustments Related
	Actual as of	to January 2005	Pro Forma as of
	December 31, 2004	Financing	December 31, 2004

	(Audited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$2,999,000	$19,505,000	$22,504,000
Prepaid and other current assets	956,000	—	956,000

Total current assets	3,955,000	19,505,000	23,460,000
Non-current assets	1,093,000	—	1,093,000

Total assets	$5,048,000	$19,505,000	$24,553,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$3,283,000	$—	$3,283,000

Minority interest in subsidiary	170,000	—	170,000

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 40,190,000 shares issued at December 31, 2004	40,000	17,000	57,000
Additional paid-in-capital	110,028,000	19,488,000	129,516,000
Treasury stock, at cost (633,816 shares)	(2,279,000)	—	(2,279,000)
Accumulated deficit	(106,194,000)	—	(106,194,000)

Total stockholders’ equity	1,595,000	19,505,000	21,100,000

Total liabilities and stockholders’ equity	$5,048,000	$19,505,000	$24,553,000

Factors Affecting Comparability
      In the fourth quarter of 2004, we completed our acquisition of all of the clinical, pharmaceutical and related intellectual property assets of Biorex, a Hungary-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. We paid Biorex $3.0 million in cash for the assets at the closing, and incurred approximately $500,000 in expenses related to the transaction.
      The assets acquired from Biorex include three drug candidates that had completed the equivalent of a Phase I clinical trial. We intend to perform additional testing on those drug candidates, and expect to initiate a Phase II clinical trial for one of the drug candidates, arimoclomol, for ALS in the second quarter of 2005. In addition, we acquired a 500-compound molecular library, which we plan to use in high throughput screening at our obesity and diabetes laboratory. With the assistance of an outside appraiser, we evaluated the technology assets acquired from Biorex, including their current state of development, the severability of the assets, and alternative uses of the compounds. Based in part on that appraisal, we concluded that the $3.0 million value allocated to the three drug candidates should be written off at the time of acquisition as in-process research and development, and that the $500,000 value attributable to the 500-compound molecular library should be included in our fixed assets at December 31, 2004.
      In the third quarter of 2003, we recorded an impairment charge of $5.9 million related to our investments in Blizzard’s acquired developed technology and in Psynomics, based upon our analysis of the recoverability of the carrying amount of these assets in accordance with the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This impairment charge represented the total net book value of these assets at the time of the write-off. See Note 12 to our audited financial statements.
      In 2002, we recorded an impairment charge of $921,000 related to certain equipment and leasehold improvements based on our evaluation of the recoverability of the carrying amount of those assets in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. This impairment charge represented the total net book value of those assets. See Note 6 to our audited financial statements.
      During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease, which expires in 2008, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount recorded as of December 31, 2002 and such difference may be material. As of December 31, 2004 and 2003, we had remaining lease closure accruals of $312,000 and $418,000, respectively.
      Pursuant to his employment agreement, our former President and Chief Executive Officer, Jack Luchese, was entitled to a payment of $435,000 upon the execution of the merger agreement between Global Genomics and us and an additional $435,000 upon the closing of the merger. In order to reduce the amount of cash that we had to pay Mr. Luchese, Mr. Luchese and we agreed that approximately $325,000 of the first $435,000 payment would be satisfied by our grant to Mr. Luchese under our 2000 Long-Term Incentive Plan pursuant of an award of 558,060 shares of our common stock. Those shares of stock were issued at a value equal to 85% of the volume weighted average price of our common stock for the 20 trading days ended on February 8, 2002. The cash payment and fair value of the shares issued were recognized as expense (total of $428,000) during the first quarter of 2002.
      The terms of our merger with Global Genomics contemplated that its management team would replace ours subsequent to the closing of the merger. On July 16, 2002, we terminated the employment of all of our then-current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1.4 million (including the final $435,000 owed to Mr. Luchese as discussed above). Prior to the merger closing date, we advanced part of these amounts to three of our officers (through salary continuance), such that the total remaining obligation at the closing date was $1.2 million. Four of our officers agreed to accept an aggregate total of $177,000 of this amount in the form of our common stock, in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout in satisfaction of these obligations was $1.0 million, before taxes. The severance payments and fair value of the shares issued (total expense of $1.4 million) were recognized as expense during the third quarter of 2002 and reported as a separate line item on the accompanying consolidated statement of operations, together with the final payment to Mr. Luchese discussed above.
      License fees for 2002 include a $1.0 million milestone payment received from Merck related to the commencement by Merck of a Phase I human clinical trial incorporating our TranzFect technology.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read together with the discussion under “Selected Financial Data” and our consolidated financial statements included in this Annual Report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.
Overview
      We are in the process of developing products, primarily in the areas of small molecule therapeutics and ribonucleic acid interference, or RNAi, for the human health care market. RNAi is a new technology for silencing genes in living cells and organisms. Development work on RNAi is still at an early stage, and we are aware of only two clinical tests of medical applications using RNAi that have yet been initiated by any party. Our small molecule therapeutics efforts include our clinical development of three, oral drug candidates that we acquired in October 2004, as well as our drug discovery operations conducted at CytRx Laboratories. In addition to our work in RNAi and small molecule therapeutics, we are involved in the development of a DNA-based HIV vaccine and have entered into strategic alliances with respect to the development of several other products using our other technologies.
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
      In April 2003, we acquired our first new technologies by entering into exclusive license agreements with the University of Massachusetts Medical School, or UMMS, covering potential applications for its proprietary RNAi technology in the treatment of specified diseases. At that time, we also acquired an exclusive license from UMMS covering its proprietary technology with potential gene therapy applications within the area of cancer. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology. In July 2004, we further expanded our strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including amyotrophic lateral sclerosis, also known as Lou Gehrig’s disease or ALS) and cytomegalovirus, or CMV, and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms.
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
      On October 4, 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The acquisition positions us as a clinical-stage company, as we expect to initiate a Phase II trial for ALS with one of our new drug candidates, arimoclomol, in the second quarter of 2005.

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
      To date, we have relied primarily upon the sale of equity securities and, to a lesser extent, upon payments from our strategic partners and licensees to generate the funds needed to finance the implementation of our business plans. We will be required to obtain additional funding in order to execute our long-term business plans. Our sources of potential funding for the next several years are expected to consist primarily of proceeds from sales of equity, but could also include license and other fees, funded research and development payments, and milestone payments under existing and future collaborative arrangements.
Research and Development
      Following our 2003 acquisition of rights from UMMS to the new technologies, we initiated research and development programs for products based upon those technologies. Expenditures for research and development activities related to continuing operations were $9.0 million, $4.4 million and $767,000 for the years ended December 31, 2004, 2003 and 2002, respectively, with research and development expenses representing approximately 53%, 39% and 11% of our total expenses for the years ended December 31, 2004, 2003 and 2002, respectively. Included in research and development expenses for 2004 was $3.0 million of in-process research and development that was written off in conjunction with our acquisition of assets from Biorex. Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”
      In September 2003, we purchased 95% of CytRx Laboratories, Inc. (formerly known as Araios, Inc.), our research and development subsidiary, which had been recently formed to develop orally active small molecule-based drugs for the prevention, treatment and cure of obesity and type 2 diabetes. Utilizing the RNAi technology that we have licensed from UMMS, in combination with state of the art target identification methods, our subsidiary will focus on using a genomic and proteomic based drug discovery approach to accelerate the process of screening and identifying potential drug targets and pathways for these diseases to discover and develop molecular based medicines for the treatment of obesity and type 2 diabetes. We provided our subsidiary in September 2003 with initial capital of approximately $7,000,000 to fund the staffing of its operations with managerial and scientific personnel and its initial drug development activities.
      In October 2004, we acquired all of the clinical, pharmaceutical and related intellectual property assets of Biorex, a company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. We expect to initiate a Phase II trial for ALS with one of the compounds, arimoclomol, in the second quarter of 2005, and estimate that the Phase II trial will require us to expend approximately $5.5 million over a period of twelve to eighteen months, which includes a $500,000 milestone payment that may become payable to Biorex under certain circumstances.
      There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any product candidate, due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	Our ability to advance product candidates into pre-clinical and clinical trials.

•	The scope, rate and progress of our pre-clinical trials and other research and development activities.

•	The scope, rate of progress and cost of any clinical trials we commence.

•	The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

•	Future clinical trial results.

•	The terms and timing of any collaborative, licensing and other arrangements that we may establish.

•	The cost and timing of regulatory approvals.

•	The cost and timing of establishing sales, marketing and distribution capabilities.

•	The cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop.

•	The effect of competing technological and market developments.
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
      Our significant accounting policies are summarized in Note 2 to our audited financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition
      Nonrefundable license fee revenue is recognized when collectibility is reasonably assured, which is generally upon receipt, when no continuing involvement on our part is required and payment of the license fee represents the culmination of the earnings process. Nonrefundable license fees received subject to future performance by us, or that are credited against future payments due to us are deferred and recognized as services are performed and collectibility is reasonably assured, which is generally upon receipt, or upon termination of the agreement and all related obligations thereunder, whichever is earlier. Our revenue recognition policy may require us in the future to defer significant amounts of revenue.

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

Stock-based Compensation
      We grant stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants and warrants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and, accordingly, recognize no compensation expense for the stock option grants and warrants issued to employees and directors for which the terms are fixed.
      For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the market price per share exceeds the exercise price on the date such criteria are achieved or are probable. At each reporting period end, we must estimate the probability of the criteria specified in the stock based awards being met. Different assumptions in assessing this probability could result in additional compensation expense being recognized.
      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we have continued to account for stock-based compensation in accordance with APB 25. See Notes 2 and 14 to our audited financial statements.
      We have also granted stock options and warrants to certain consultants and other third parties. Common stock, stock options and warrants granted to consultants and other third parties are accounted for in accordance with SFAS 123 and related interpretations and are valued at the fair market value of the common stock, options and warrants granted, as of the date of grant or services received, whichever is more reliably measurable. Expense is recognized in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. We anticipate that we will continue to rely on the use of consultants and that we will be required to expense the associated costs. We anticipate continuing the use of stock options to compensate employees, directors and consultants, and continuing to expense the options in accordance with APB 25.

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
      In 2002, we recorded an impairment charge of $921,000 related to certain equipment and leasehold improvements based on our evaluation of the recoverability of the carrying amount of these assets in accordance with the FASB Statement of Financial Accounting Standards No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This impairment charge represented the total net book value of these assets. See Note 6 to our audited financial statements.
      In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18), we reviewed the net values on our balance sheet, as of September 30, 2003, assigned to Investment in Minority — Owned Entity — Acquired Developed Technology resulting from our acquisition of Blizzard Research and Development Company, or Blizzard. Blizzard was recorded as an acquired development-stage company and there was an external valuation used for substantiation of the value of the technology and the investment, which was prepared as of the date of the announcement of the transaction February 11, 2002. For our annual audit of fiscal 2002, potential impairment was addressed and the valuation was updated internally using similar methods used for the original investment. Based upon our analysis there was no impairment. Our auditors for that fiscal year concurred. We continued to measure impairment through these methods on a quarterly basis and through the second quarter of 2003, we continued to believe that Blizzard’s proprietary technology was commercially viable, subject to its ability to obtain significant financing. At that time we believed there was no impairment. APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss.

Through the third quarter of 2003, Blizzard had been unsuccessful in its attempts to raise a significant amount of financing necessary for it to pursue its commercialization strategy for its products and we subsequently decided not to further invest in this entity. We believe that Blizzard was unable to obtain substantial third-party financing primarily because (1) the genomics market, which the Blizzard technology was targeting, had begun to decline in 2003, (2) Blizzard had not completed a production unit of its principal product for testing by potential investors, and (3) certain investors were unwilling to invest without a simultaneous infusion of additional capital from us as Blizzard’s 40% shareholder, and we were unable to reach satisfactory terms for such financing. Our analysis consisted of a review of the financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows, and consideration of other qualitative factors such as Blizzard’s termination of its employees, its office lease and its engagement of its investment banker. Based upon the quantitative and qualitative factors described above, in addition to others, our management determined that the estimated fair value of our investment in Blizzard was $0 and that an impairment charge of $5.9 million was necessary. In considering the timing of the write-off, we looked to Blizzard’s termination of its employees, lease and investment banker in October 2003 as affirmation of conditions that existed at September 2003, and therefore recorded the write-off in the third quarter of 2003. The write-off had no impact upon our cash or working capital position. It is our understanding that, by the end of 2003, Blizzard had ceased operations and was in the process of returning its licensed intellectual property to the University of Minnesota.

Estimated Facility Abandonment Accrual
      During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles, subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. As of December 31, 2004, we had a remaining lease closure accrual of $312,000. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount accrued as of December 31, 2004 and such difference may be material.
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

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2004
Total revenues	$100	$228	$—	$100
Net loss	(3,774)	(4,061)	(2,796)	(5,761)
Basic and diluted loss per common share:
Net loss	$(0.11)	$(0.12)	$(0.08)	$(0.15)
2003
Total revenues	$—	$3	$1	$90
Net loss	(914)	(5,046)	(8,777)	(3,108)
Basic and diluted loss per common share:
Net loss	$(0.04)	$(0.21)	$(0.30)	$(0.09)

      Quarterly and year to date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.
Liquidity and Capital Resources
      At December 31, 2004, we had cash, cash equivalents and short-term investments of $3.0 million and total assets of $5.0 million compared to $11.6 million and $12.3 million, respectively, at December 31, 2003. Working capital totaled $1.2 million at December 31, 2004, compared to $10.8 million at December 31, 2003.
      To date, we have relied primarily upon selling equity securities and, to a lesser extent, upon payments from our strategic partners and licensees to generate funds needed to finance the implementation of our plans of operations. As a result of the $21.3 million equity financing that we completed in January 2005, we believe that our cash and short-term investments balances will be sufficient to meet our cash requirements into the second quarter of 2006. We nonetheless will be required to obtain significant additional funding in order to execute our business plans. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plan and our business prospects may suffer, which could have a material adverse effect on our ability to become profitable.
      Net cash used in operating activities for the year ended December 31, 2004 was $12.4 million, compared to net cash used in operating activities of $4.3 million in 2003 and $3.5 million in 2002. Revenues earned and received during 2004, 2003 and 2002 were $428,000, $94,000 and $1.1 million respectively. These revenues have been insignificant in relation to our ongoing expenses and arise from our licensing of our Tranzfect technology, which we no longer consider part of our core drug discovery and development strategy. Future revenues from these licenses are dependent upon the licensee successfully reaching certain development milestones. We do not expect any significant revenues from these licensing agreements in 2005.
      Our net loss for the year ended December 31, 2004 was $16.4 million, which includes the write-off of $3.0 million of in-process research and development related to the acquisition of assets from Biorex. The $16.4 million loss resulted in net cash used in operating activities of $12.4 million. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2004 were primarily $873,000 of common stock, options and warrants issued in lieu of cash for selling, general and administrative services. Additionally, we issued $388,000 of common stock, options and warrants in lieu of cash in connection with certain license fees and $1.0 million in connection with research and development activities. Our net loss for the year-ended December 31, 2003 was $17.8 million, which resulted in net cash used in operating activities of $4.3 million. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2003 were primarily $6.7 million of losses from a minority-owned entity, $1.5 million of common stock, options and warrants issued in lieu of cash for selling, general and administrative services, $1.8 million of common stock issued in connection with certain license agreements and $1.1 million of common stock issued in connection with research and development activities.
      In the year ended December 31, 2004, net cash used in investing activities consisted of $962,000 for the purchase of securities to be held to maturity and $772,000 for property and equipment, which includes $447,000 related to assets acquired in connection with the molecular library assets of Biorex. The remaining fixed assets acquired relate primarily to laboratory equipment for CytRx Laboratories. We expect capital spending to remain at current levels for fiscal 2005. Net cash provided by investing activities for the year ended December 31, 2003 was $1.2 million, compared to net cash used in investing activities of $2.0 million in 2002. The change was primarily due to the purchase, in 2002, of held-to-maturity investments, which subsequently matured in 2003, an increase in fixed asset purchases in 2003, as compared to 2002 and the absence of acquisition costs in 2003, as compared to 2002.
      Net cash provided by financing activities in the year ended December 31, 2004 was $4.4 million. The cash provided was the result of $430,000 received upon the exercise of stock options and warrants and the $4.0 million private equity financing in October 2004. Net cash provided by financing activities for the year ended December 31, 2003 was $14.4 million, compared to net cash provided by financing activities of $628,000 in 2002. In May and September 2003, we completed private equity financings raising net proceeds of

$4.9 million and $7.7 million, respectively. For the year ended December 31, 2003, we also received proceeds from the exercise of stock options and warrants totaling $1.9 million. Cash provided by financing activities in 2002 was comprised primarily of the exercise of stock options and warrants.
      Based on our internal projections of expected expenses, we believe that we will have adequate working capital to allow us to operate at our currently planned levels into the second quarter of 2006. Our strategic alliance with UMMS may require us to make significant expenditures to fund research at UMMS relating to developing therapeutic products based on UMMS’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures was approximately $2.0 million during 2004, and is expected under certain circumstances to be approximately $2.4 million during 2005.
      We will require additional capital in order to fund ongoing research and development related to the drug candidates acquired from Biorex in October 2004. We expect to initiate a Phase II trial for ALS with one of the compounds, arimoclomol, in the second quarter of 2005, and estimate that the Phase II trial will require us to expend approximately $5.5 million over a period of twelve to eighteen months, including milestone payments of $500,000 that may become payable to Biorex under certain circumstances. We also may require additional working capital in order to fund any product acquisitions that we consummate.
      Potential strategic alliance partners or licensees of our technologies may be a source of future capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources.
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

Contractual Obligations
      We have no current commitments for capital expenditures in 2005; however, we anticipate incurring capital expenditures in connection with the expansion of our subsidiary’s laboratory. We have no committed lines of credit or other committed funding or long-term debt. As of December 31, 2004, minimum annual future obligations for operating leases, minimum annual future obligations under various license agreements and minimum annual future obligations under employment agreements consist of the following:

	Operating	License	Employment
	Leases	Agreements	Agreements	Total

		(In thousands)
2005	$573	$2,363	$1,008	$3,944
2006	342	1,149	740	2,231
2007	229	226	240	695
2008	76	330	240	646
2009	—	330	—	330
2010 and thereafter	—	990	—	990

Total	$1,220	$5,388	$2,228	$8,836

      We have employment agreements with our executive officers, the terms of which expire at various times through July 2006. Certain agreements provide for minimum salary levels, which are subject to increase annually in the Compensation Committee’s discretion, as well as for minimum annual bonuses. The reported commitment for employment agreements includes, among other things, a total of $1.0 million of compensation payable to members of our Scientific Advisory Board through 2008, and a total of $1.2 million of minimum salary and guaranteed bonuses payable to our executives.

License and Collaboration Agreements
      In April 2003, we acquired new technologies by entering into exclusive license arrangements with UMMS covering potential applications of the medical institution’s proprietary RNAi technology in the treatment of specified diseases, including those within the areas of obesity, type 2 diabetes ALS, CMV and covering UMMS’s proprietary technology with potential gene therapy applications within the area of cancer. In consideration of the licenses, we made cash payments to UMMS totaling $186,000 and issued it a total of 1,613,258 shares of our common stock which were valued, for financial statement purposes, at $1.5 million. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology. In consideration of this license, we made cash payments to UMMS totaling $18,000 and issued it 215,101 shares of our common stock which were valued, for financial statement purposes, at $361,000. In July 2004, we further expanded our strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV and will give the Company an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. As of December 31, 2004, we have made cash payments to UMMS totaling $187,500 pursuant to the collaboration agreement with UMMS, but have not yet acquired or made any payments to acquire any options under that agreement.
      In May 2004, we licensed from the technology transfer company of the Imperial College of Science, Technology & Medicine, or Imperial College, the exclusive rights to intellectual property covering a drug screening method using RIP 140, which is a nuclear hormone co-repressor that is believed to regulate fat accumulation. In consideration of the license, we made cash payments to Imperial College totaling $87,000 and issued it a total of 75,000 shares of our common stock which were valued, for financial statement purposes, at $108,000. As the drug screening technology from Imperial College and the RNAi technology from UMMS had not achieved technological feasibility at the time of their license by us, had no alternative future uses and, therefore, no separate economic value, the total value of all cash payments and stock issued for acquisition of the technology was expensed as research and development in our financial statements.

Net Operating Loss Carryforward
      At December 31, 2004, we had consolidated net operating loss carryforwards for income tax purposes of $73.7 million, which will expire in 2005 through 2024 if not utilized. We also have research and development tax credits and orphan drug tax credits available to reduce income taxes, if any, of $6.3 million, which will expire in 2005 through 2020 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
Results of Operations
      CytRx Corporation earned revenues of $428,000, $94,000 and $1.1 million during the years ended 2004, 2003 and 2002, respectively, primarily from our licensing agreements related to our Tranzfect technology. All future licensing fees under our current agreements are dependent upon successful development milestones being achieved by the licensor. In 2005, we do not anticipate receiving any significant licensing fees.
      In 2002, we received a $46,000 grant from the Small Business Innovation Research (SBIR) program for domestic small business concerns to engage in research and development related to of our Flocor technology. There were no grant revenues in 2004 or 2003, and we do not currently expect to receive SBIR or other similar grants that would provide us funding in 2005.

Research and Development

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Research and development expense	$4,626	$1,485	$689
Non-cash research and development expense	1,387	2,903	—
Acquired in-process research and development expense	3,022	—	78

	$9,035	$4,388	$767

      Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts. Our research and development expenses were $9.0 million in 2004, $4.4 million in 2003 and $800,000 in 2002.
      Research and development expenses during 2004 were primarily the result of efforts to develop RNAi through new and existing licensing agreements, sponsored research agreements, as well as research and development efforts performed at our obesity and diabetes subsidiary. Our subsidiary is working to develop small molecule inhibitors against proprietary protein targets identified through sponsored research agreements and licensing of intellectual property. Research and development expenses incurred in 2003 were primarily for the acquisition and licensing of intellectual property and the commencement of operations of our subsidiary’s operations. Research and development expenses in 2002 were primarily related to our Flocor technology, which was subsequently out-licensed as the technology no longer fit our strategic direction. Also, included in research and development expenses in 2002 was a small amount of in-process research and development expense related to a former subsidiary.
      In October 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex, a Hungry-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology for approximately $3.5 million in cash. Included in the assets acquired from Biorex are a 500-compound molecular library, as well as the molecules arimoclomol, iroxanadine and bimoclomol, each of which had, at the time of acquisition, successfully completed the European equivalent of a Phase I clinical trial. After management’s evaluation of the acquired technology, approximately $3.0 million was written-off as in-process research and development.
      In 2005, we expect our research and development expenses to increase primarily as a result of our expected initiation of a Phase II clinical trial with arimoclomol for the treatment of ALS in the second quarter of 2005. We estimate that the Phase II trial will cost approximately $5.5 million and will last between 12 and 18 months. Additionally, we estimate that our costs related to the activities of our subsidiary to increase by approximately $1.0 million in 2005 as the subsidiary expands its research activities.

Selling, general and administrative expense

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Common stock, stock options and warrants issued for selling, general and administrative expense	$1,977	$3,148	$230
Selling, general and administrative expense	5,924	3,841	1,703

	$7,901	$6,989	$1,933

      General and administrative expenses include all administrative salaries and general corporation expenses. Our general and administrative expenses were $7.9 million in 2004, $7.0 million in 2003 and $1.9 million in 2002. The increase in general and administrative expenses during 2004 as compared to 2003 is primarily the result of increased audit fees due to our change in auditors, severance paid to certain members of management in the first half of 2004, the hiring of additional executive officers and the settlement of certain legal proceedings, for which there was no comparable expenses in 2003. The increase in general administrative expenses during 2003 as compared to 2002 is due primarily to our change in our business strategy, which led to an increase in activity and, as a result, a greater use of consultants for financial and business development advisory services.
      From time to time, we issue shares of our common stock or warrants to purchase shares or our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded non-cash charges of $2.0 million, $3.1 million and $200,000 during 2004, 2003 and 2002, respectively. These charges relate primarily to common stock, stock options and warrants issued in connection with the engagement and retention of financial, business development and scientific advisors. The significant increase in 2003 as compared to 2002 was due primarily to the change in our business strategy, which led to greater activity and, as a result, a greater use of consultants, primarily for financial and business development services. During 2004, as our business strategy progressed, less use of financial business advisors was required, which resulted in substantially fewer options and common stock being issued as compared to 2003.
      Depreciation and amortization expense — Depreciation and amortization expense was $104,000, $2,000 and $794,000 in 2004, 2003 and 2002 respectively. During the fourth quarter of 2003 and the first two quarters of 2004, we increased our capital spending as part of its overall strategy to establish a laboratory subsidiary. During 2004 capital assets increased by $668,000 to $895,000, net of depreciation. As a result of these additions to assets, depreciation related to capital equipment increased from $2,000 in 2003 to $104,000 in 2004. The $792,000 decrease in depreciation in 2003 as compared to 2002 was the result of an impairment charge (discussed below) taken in the fourth quarter of 2002. We anticipate our need for additional capital equipment will be modest in the future.

Severance and other contractual payments to officers
      In accordance with a Mutual General Release and Severance Agreement in May 2004, we agreed to pay our former General Counsel, approximately $87,500 and 12 months of related benefits, and agreed to immediately vest options to purchase 87,500 shares of our common stock that were granted upon the commencement of his employment. In accordance with a Mutual General Release and Severance Agreement in May 2004, we agreed to pay our former Chief Financial Officer, approximately $150,000 and 18 months of related benefits, and agreed to immediately vest options to purchase 105,000 shares of our common stock that were granted upon the commencement of his employment.
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
      The terms of our merger with Global Genomics contemplated that their management team would replace ours subsequent to the closing of the merger. On July 16, 2002, we terminated the employment of all of our then current officers, resulting in total obligations for severance, stay bonuses, accrued vacation and other contractual payments of $1.4 million (including the final $435,000 owed to Mr. Luchese as discussed above). Prior to the merger closing date, we advanced part of these amounts to three of our officers (through salary continuance), such that the total remaining obligation at the closing date was $1.2 million. Four of our officers agreed to accept an aggregate total of $177,000 of this amount in the form of our common stock in lieu of cash, resulting in the issuance of 248,799 shares. Thus, the net cash payout in satisfaction of these obligations was $1.0 million, before taxes. The severance payments and fair value of the shares issued (total expense of $1.4 million) was recognized as expense during the third quarter of 2002 and is reported as a separate line item on the accompanying consolidated statement of operations, together with the final payment to Mr. Luchese discussed above.
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
      Interest income — Interest income was $60,000 in 2004, as compared to $82,000 in 2003 and $96,000 in 2002. The variances between years are primarily attributable to the cash available for investment.

Equity Losses from Minority-Owned Entity

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Equity losses from minority-owned entity	$—	$245	$330
Asset impairment charge	—	5,869	—
Amortization of acquired developed technology	—	548	335

	$—	$6,662	$665

      Blizzard ceased operations at the end of 2003. Prior to that time, we recorded our portion of the net loss of Blizzard in accordance with the equity method of accounting. In 2003, we recorded $6.7 million in equity losses, of which $5.9 million was an asset impairment charge, $245,000 was our 40% share of the net loss in Blizzard and $548,000 was amortization of acquired developed technology. For the period July 19, 2002 (date of acquisition of Global) to December 31, 2002, we recorded $665,000 in equity losses, of which $330,000 was our share in the net losses of Blizzard Genomics and $335,000 was amortization of acquired developed technology.
      Minority interest in losses of subsidiary — We recorded $160,000 in 2004 and $20,000 in 2003 related to the 5% minority interest in losses of CytRx Laboratories, which we acquired in September 2003.

Recently Issued Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS 123(R) must be adopted by us for interim periods beginning after July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005. SFAS 123(R) permits companies to adopt its requirements using one of two methods.
      The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of SFAS 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123.
      The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123(R) in accordance with the original provisions of SFAS 123, that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123(R) unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123(R), the modified prospective transition method described above would be applied.
      We currently expect to adopt SFAS 123(R) using the modified prospective transition method, and expect the adoption to have an effect on our results of operations similar to the amounts reported historically in our footnotes (see Note 14 to our audited financial statements) under the pro forma disclosure provisions of SFAS 123.
Related Party Transactions
      Dr. Michael Czech, a 5% shareholder of our subsidiary (see Note 19 to our audited financial statements) and a member of our subsidiary’s Scientific Advisory Boards, is an employee of UMMS and party, as the principal investigator, to a sponsored research agreement between UMMS and us. As of December 31, 2004, we recorded a minority interest liability of $350,000 representing the 5% interest in our subsidiary held by Dr. Czech. Additionally, we have recorded the fair value of 300,000 shares of our common stock as additional paid-in capital for our right to call and the Dr. Czech’s right to put the remaining 5% interest to us in exchange for a guaranteed amount of 300,000 shares of our common stock. The fair value of these shares on the purchase date was approximately $723,000. During 2004 and 2003, Dr. Czech was paid $171,000 and $18,000, respectively, for his Scientific Advisory Board services. During each of 2004 and 2003, we paid UMMS $403,000 under a sponsored research agreement to fund a portion of Dr. Czech’s research.
Off-Balance Sheet Arrangements
      We have not entered into off-balance sheet financing arrangements, other than operating leases.

RISK FACTORS
      If any of the following risks actually occur, our business or prospects could be materially adversely affected. You should also refer to the other information in this Annual Report, including our financial statements and the related notes.
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
      We have incurred significant losses over the past five years, including net losses of $16.4 million, $17.8 million and $6.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and we had an accumulated deficit of approximately $106.2 million as of December 31, 2004. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Unless we are able to acquire products from third parties that are already being marketed and that can be profitably marketed by us, we anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the United States Food and Drug Administration, or FDA, and commercial sales of any of these products can begin.
We Have No Source of Significant Recurring Revenues, Which Makes Us Dependent on Financing to Sustain Our Operations
      Our revenues were $428,000, $94,000 and $1.1 million during the years ended December 31, 2004, 2003 and 2002, respectively. We will not have significant recurring operating revenues until at least one of the following occurs:

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
      We are likely to incur negative cash flow from operations until such time, if ever, as we can generate significant recurring revenues. On January 26, 2005, we completed a private placement financing and received net proceeds of approximately $19.5 million. Although we believe that we have adequate financial resources to support our currently planned level of operations into the second quarter of 2006, it is likely that we will be dependent on obtaining financing from third parties to continue to meet our obligations to UMMS, and maintain our operations, including our planned levels of operations for our obesity and type 2 diabetes subsidiary and our ongoing research and development efforts related to the drug candidates acquired from Biorex. We have no commitments from third parties to provide us with any additional debt or equity financing. Accordingly, future financing may be unavailable to us or only available on terms that substantially dilute our existing stockholders. A lack of needed financing could force us to reduce the scope of, or terminate, our operations, or to seek a merger with or be acquired by another company. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our stockholders or at all.
Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us
      License fees paid to us with respect to our TranzFect technology have represented 93%, 81% and 94% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect, Merck, and Vical, may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. However, Vical has only recently commenced two Phase I clinical trials of products utilizing TranzFect as a component of a vaccine to prevent CMV. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but any vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. In the Merck trials, although the formulation of the tested vaccine using TranzFect was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.
We Have Changed Our Business Strategy, Which Will Require Us, in Certain Cases, to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products
      Following our merger with Global Genomics, we modified our business strategy of internally developing Flocor and the other, then-current, potential products that we had not yet licensed to third parties. Instead, we began to seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that would provide for those companies to be responsible for the development and marketing of those products. In June 2004, we licensed Flocor, the primary potential product that we held prior to the Global Genomics merger and which we had not already licensed to a third party, to SynthRx, Inc., a recently formed Houston, Texas-based biopharmaceutical company, under a strategic alliance that we entered into with that company in October 2003. Although we intend to internally fund or carry out a significant portion of the research and development related to at least one of the drug candidates that we acquired from Biorex, and, through our subsidiary, the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMMS, and we may seek to fund all of the later stage development work for our potential ALS products, the completion of the development, manufacture and marketing of these products is likely to require, in many cases, that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies for this purpose.
      There can be no assurance that our products will have sufficient potential commercial value to enable us to secure strategic alliances, license agreements or other collaborative arrangements with suitable companies on attractive terms or at all. If we are unable to enter into collaborative agreements, we may not have the financial or other resources to continue development of a particular product or the development of any of our products. In connection with the Phase I clinical trial currently being conducted by UMMS and ABL on an HIV vaccine candidate that utilizes a technology that we licensed from UMMS, we do not have a commercial relationship with the company that provided an adjuvant for the vaccine for the trial. If we are not able to enter into an agreement with this company on terms favorable to us or at all, we may be unable to use some or all of the results of the clinical trial as part of our clinical data for obtaining FDA approval of this vaccine, which will delay the development of the vaccine.
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
Our Current Financial Resources May Limit Our Ability to Execute Certain Strategic Initiatives
      In June 2004, we licensed Flocor to SynthRx, which will be responsible for developing potential product applications for Flocor. Although we are not doing any further development work on TranzFect or Flocor, should our three principal licensees for those technologies successfully meet the defined milestones, we could receive future milestone payments and, should any of the licensees commercialize products based upon our technology, future royalty payments. However, there can be no assurance that our licensees will continue to develop or ever commercialize any products that are based on our Flocor or our TranzFect technology.
      Our strategic alliance with UMMS will require us to make significant expenditures to fund research at the institution relating to the development of therapeutic products based on the UMMS proprietary technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMMS. We estimate that the aggregate amount of these expenditures under our current commitments will be $2.4 million for 2005, approximately $1.5 million for 2006 and approximately $310,000 for 2007. We have also agreed to fund approximately $209,000 of sponsored research at Massachusetts General Hospital during 2005 and 2006. Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million. In addition, the agreement pursuant to which we acquired the clinical and pharmaceutical assets of Biorex provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we were to successfully develop any of those products, the milestone payments could aggregate up to $4.2 million. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.
      Although we believe that an existing grant from the National Institute of Health, or NIH, will be sufficient to fund substantially all of the costs of an ongoing Phase I trial of the HIV vaccine candidate using the technology we licensed from UMMS and Advanced BioScience Laboratories, or ABL, we could be required to fund substantial expenses of the trial not covered by the grant. Under our license for this technology, following the completion of the current Phase I trial, we will be responsible for all of the costs for subsequent clinical trials for this vaccine. The costs of subsequent trials for the HIV vaccine will be very substantial. We do not have any NIH or other governmental funding for these future trials, and there can be no assurance that we will be able to secure such funding for any of these trials.
      The expenditures potentially required under our agreements with UMMS and ABL, together with the operating capital requirements of our obesity and type 2 diabetes subsidiary, our planned sponsored research funding for Massachusetts General Hospital and our development of the drug candidates acquired from Biorex, substantially exceed our current financial resources. Although we raised approximately $19.5 million in January 2005, net of transaction expenses, those required expenditures will nonetheless require us to raise additional capital or to secure a licensee or strategic partner to fulfill our obligations to UMMS and to develop any products based on the technologies that we have licensed from UMMS or any products that we acquired from Biorex, and to continue the operations of our subsidiary at the currently contemplated level. If we are unable to meet our various financial obligations under license agreements with UMMS, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our subsidiary.
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
The Drug Candidates Acquired from Biorex May Not Obtain Regulatory Marketing Approvals
      On October 4, 2004, we acquired all of the clinical and pharmaceutical assets and related intellectual property of Biorex, including three drug candidates (arimoclomol, iroxanadine and bimoclomol), and a library of small molecule drug candidates. Although each of arimoclomol, iroxanadine and bimoclomol has undergone clinical testing, significant and costly additional testing will be required in order to bring any product to market. We may be unable to confirm in our pre-clinical or clinical trials with arimoclomol, iroxanadine or bimoclomol the favorable pre-clinical or clinical data previously generated by European investigators for these drug candidates, which could require us to have to modify our development plans for these compounds.
      We expect to initiate Phase II clinical testing for arimoclomol for ALS in the second quarter of 2005, however there are no assurances that the clinical testing will be successful. We believe that the FDA may accept the completion of a successful Phase II clinical trial as sufficient to enable us to submit a New Drug Application, or NDA, however there are no guarantees that the FDA will accept our Phase II study in lieu of a Phase III clinical trial. If the FDA requires us to complete a Phase III clinical trial, the cost of development of arimoclomol will increase beyond our estimated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for arimoclomol that could be more difficult, expensive and time-consuming than our planned end point. Although we anticipate developing arimoclomol for the treatment of ALS, arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes and we may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol would show any efficacy for any other indications.
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
Our Obesity and Type 2 Diabetes Subsidiary May Not Be Able to Develop Products
      In order to develop new obesity and type 2 diabetes products, our subsidiary, CytRx Laboratories, will first need to identify appropriate drug targets and pathways. We will be using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify highly promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and effective against these targets. The development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources that are available for this purpose. We currently plan to seek a strategic alliance with a major pharmaceutical or biotechnology company at a relatively early stage in our development work to complete the development, clinical testing and manufacturing and marketing of our obesity and type 2 diabetes products, but we may not be able to secure such a strategic partner on attractive terms or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on the prior experience and current efforts of Dr. Michael P. Czech, the Chairman of the Scientific Advisory Board of our subsidiary, Dr. Jack Barber, our Senior Vice President — Drug Development, and Dr. Mark A. Tepper, the President of our subsidiary and a Vice President of CytRx Corporation, in establishing the scientific goals and strategies of our subsidiary.
We Will Be Reliant Upon SynthRx to Develop and Commercialize Flocor
      In June 2004, we licensed Flocor and our other co-polymer technologies to SynthRx and acquired a 19.9% equity interest in that newly formed biopharmaceutical company. SynthRx has only limited financial resources and will have to either raise significant additional capital or secure a licensee or strategic partner to complete the development and commercialization of Flocor and these other technologies. We are not aware that SynthRx has any commitments from third parties to provide the capital that it will require, and there can be no assurance that it will be able to obtain this capital or a licensee or strategic partner on satisfactory terms or at all.
      Our prior Phase III clinical trial of Flocor for the treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis did not achieve its primary objective. However, in this study, for patients 15 years of age or younger, the number of patients achieving a resolution of crisis was higher for Flocor-treated patients at all time periods than for placebo-treated patients, which may indicate that future clinical trials should focus on juvenile patients. Generating sufficient data to seek FDA approval for Flocor will require additional clinical studies which have not yet been funded or commenced by SynthRx, and those studies will entail substantial time and expense for SynthRx.
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
We May Be Involved in Legal Proceedings That Could Affect Our Business Operations or Financial Condition
      We may be involved, from time to time, in investigations and proceedings by governmental or self-regulatory agencies, certain of which could result in adverse judgments, fines or other sanctions. In February 2004, we were notified by the Massachusetts State Ethics Commission, or the Massachusetts Commission, that it had initiated a preliminary inquiry into whether our previous retention of a consultant who introduced us to UMMS constituted an improper conflict of interest under Massachusetts’ ethics laws. UMMS has recently advised us that it continues to believe that its agreements with us provided excellent value for UMMS, that it anticipates that the Massachusetts Commission’s review of the terms of those agreements will confirm that the agreements were fair to UMMS, and that it believes that the Massachusetts Commission will concur with the resolution of the conflict proposed by UMMS under which the consultant will forfeit to UMMS certain of the compensation that the consultant was to receive from us.

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
      A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Benitec Ltd., Nucleonics, Inc. and a number of the multinational pharmaceutical companies. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type II diabetes, including among others the diabetes drugs Avandia® by Glaxo SmithKline PLC, Actos® by Eli Lilly & Co., Glucophage® by Bristol-Myers Squibb Co., Symlin® by Amylin Pharmaceuticals, Inc. and Starlix® by Novartis and the obesity drugs Xenical® by F. Hoffman-La Roche Ltd. and Meridia® by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., Epimmune, Inc., AlphaVax, Inc. and Immunitor Corporation.
      Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Guilford Pharmaceuticals, Phytopharm plc, Cephalon, Inc. and Ceregene, Inc.
      Although we do not expect Flocor to have direct competition from other products currently available or that we are aware of that are being developed related to Flocor’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that Flocor would have to compete against, such as tissue plasminogen activator, or t-PA, and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though Flocor acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, Flocor would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia® (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Dacogentm, which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21tm marketed by Antigenics, Inc. and adjuvants marketed by Corixa Corp. Blizzard’s products, if ever developed, will compete with a number of currently marketed products, including those offered by Axon Instruments, Inc., Affymetrix, Inc., Applied Precision, LLC, Perkin Elmer, Inc. and Agilent Technologies, Inc.
We Do Not Have the Ability to Manufacture Any of Our Products and Will Need to Rely upon Third Parties for the Manufacture of Our Clinical and Commercial Product Supplies
      We do not currently have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products. Accordingly, we will be dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies, or we will need to acquire the ability to manufacture these supplies ourselves, which could be very difficult, time-consuming and costly. We do not have manufacturing supply arrangements for our products, including any of the licensed RNAi technology, the drug candidates acquired from Biorex or, with the exception of the clinical supplies for the current Phase I trial, the HIV vaccine product that utilizes the HIV vaccine technology that we have licensed from UMMS. There can be no assurance that we will be able to secure needed manufacturing supply arrangements, or acquire the ability to manufacture the products ourselves, on attractive terms or at all. Delays in, or a failure to, secure these arrangements or abilities could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.
We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets
      We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for the technologies that we acquired from Biorex and for our TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. We have a nonexclusive license to a patent owned by UMMS and the Carnegie Institution of Washington that claims various aspects of gene silencing, or genetic inhibition by double-stranded RNA, but there can be no assurance that this patent will withstand possible third-party challenges or otherwise protect our technologies from competition. The medical applications of the gene silencing technology and the other technologies that we have licensed from the UMMS also are claimed in a number of pending patent applications, but there can be no assurance that these applications will result in any issued patents or that those patents will withstand third-party challenges or protect our technologies from competition. Moreover, we are aware of at least one other issued United States patent claiming broad applications for RNAi, and many patent applications covering different methods and compositions in the field of RNAi therapeutics have been and are expected to be filed, and certain organizations or researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. We are aware that at least one of our competitors is seeking patent coverage in the RNAi field that could restrict our ability to develop certain RNAi-based therapeutics.
      Any litigation brought by us to protect our intellectual property rights or by third parties asserting intellectual property rights against us, or challenging our patents, could be costly and have a material adverse effect on our operating results or financial condition, make it more difficult for us to enter into strategic alliances with third parties to develop our products, or discourage our existing licensees from continuing their development work on our potential products. If our patent coverage is insufficient to prevent third parties from developing or commercializing similar or identical technologies, the value of our assets is likely to be materially and adversely affected.
      We are sponsoring research at UMMS and Massachusetts General Hospital under agreements that give us certain rights to acquire licenses to inventions, if any, that arise from that research, and we may enter into additional research agreements with those institutions, or others, in the future. We also have a collaboration and invention disclosure agreement with UMMS under which UMMS has agreed to disclose to us certain inventions it makes and to give us an option to negotiate licenses to the disclosed technologies. There can be no assurance, however, that any such inventions will arise, that we will be able to acquire licenses to any inventions under satisfactory terms or at all, or that any licenses will be useful to us commercially.
We May Incur Substantial Costs from Future Clinical Testing or Product Liability Claims
      If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or by patients using our commercially marketed products. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We currently do not carry product liability insurance covering the use of our products in human clinical trials or the commercial marketing of these products. We are in the process of obtaining clinical trial insurance for our planned clinical trial of arimoclomol for the treatment of ALS and will seek to obtain such insurance for any other clinical trials that we conduct, as well as liability insurance for any products that we market, although there can be no assurance that we will be able to obtain such insurance in the amounts we are seeking or at all. We anticipate that our licensees who are developing our products will carry liability insurance covering the clinical testing and marketing of those products. However, if someone asserts a claim against us and our insurance or the insurance coverage of our licensees or if their other financial resources are inadequate to cover a successful claim, such successful claim could have a material adverse effect on our financial condition or cause us to discontinue operations. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.
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
Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock
      As of December 31, 2004, there were outstanding stock options and warrants to purchase approximately 14.5 million shares of our common stock at exercise prices ranging from $0.01 to $2.94 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders.
      In August 2003, we registered with the SEC for resale by the holders a total of 14,408,252 shares of our outstanding common stock and an additional 3,848,870 shares of our common stock issuable upon exercise of outstanding options and warrants, which shares and options and warrants were issued primarily in connection with our merger with Global Genomics and the $5.4 million private equity financing that we completed in May 2003. In December 2003, we registered a total of 6,113,448 shares of our common stock, consisting of the 5,175,611 shares issued, or that are issuable upon exercise of the warrants issued, in connection with the $8.7 million private equity financing that we completed in September 2003, and an additional 937,837 shares of our common stock that we issued, or that are issuable upon the exercise of warrants that we issued, to certain other third parties. In April 2004, we became ineligible to continue to use Form S-3 for both of these registrations, so that the holders of these shares could no longer sell their shares under these registrations. Our ineligibility to register resales on Form S-3 may have created liability under certain of our registration rights agreements if we are not deemed to have amended certain existing registrations in a reasonable period of time so as to permit the holders to again be able to sell their shares under those registrations. We are in the process of reinstating the registrations so as to permit the holders to again be able to sell their shares under these registrations. In November 2004, we registered 4,000,000 shares of our common stock and an additional 3,080,000 shares of our common stock issuable upon the exercise of warrants in connection with the $4,000,000 private equity financing that we completed in October 2004, and an additional 1,550,000 shares of our common stock issued or issuable upon exercise of warrants to other third parties. In February 2005, we filed with the SEC a registration statement covering 17,334,494 shares of our common stock and an additional 9,909,117 shares of our common stock issuable upon the exercise of warrants in connection with the $21.3 million private equity financing that we completed in January 2005. Both the availability for public resale of these various shares and the actual resale of these shares could adversely affect the trading price of our common stock.
We May Issue Preferred Stock in the Future, and the Terms of the Preferred Stock May Reduce the Value of Our Common Stock
      We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.
Changes in Stock Option Accounting Rules May Adversely Impact Our Reported Operating Results, Our Stock Price and Our Competitiveness in the Employee Marketplace
      In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a range of other stock-based compensation arrangements, including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We will have to apply the new financial accounting rules beginning in the third quarter of 2005. We have depended in the past upon compensating our officers, directors, employees and consultants with such stock-based compensation awards in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock-based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. The expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees could result in a competitive disadvantage to us in the employee marketplace.
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

•	Our quarterly operating results.

•	Announcements of regulatory developments or technological innovations by us or our competitors.

•	Government regulation of drug pricing.

•	Developments in patent or other technology ownership rights.

•	Public concern regarding the safety of our products.

      Other factors which may affect our stock price are general changes in the economy, financial markets or the pharmaceutical or biotechnology industries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2004 and 2003, and for each of the three years ended December 31, 2004, 2003 and 2002, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-24 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Effective as of January 20, 2004, the Audit Committee of our board of directors dismissed Ernst & Young LLP, or E&Y, as our independent auditors. Effective as of January 30, 2004, our Audit Committee engaged PricewaterhouseCoopers LLP, or PwC, as our new independent auditors and to audit our financial statements for the year ended December 31, 2003. During the years ended December 31, 2002 and December 31, 2001 and the subsequent period through January 30, 2004, neither we nor anyone on our behalf consulted with PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that PwC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of SEC Regulation S-K and the related instructions thereof, or a reportable event, as that term is defined in Item 304(a)(1)(v) of SEC Regulation S-K.
      On April 12, 2004, our Audit Committee dismissed PwC as our independent auditors. PwC was dismissed prior to completing its audit procedures and did not issue any report on our financial statements. On April 14, 2004, our Audit Committee engaged BDO Seidman, LLP, or BDO, which completed its client acceptance process on that date, to serve as our independent auditors and to audit our financial statements for the year ended December 31, 2003. Based on our desire to have the audit of these financial statements completed in as expeditious a fashion as possible, our Audit Committee had concluded that it was in our best interests to dismiss PwC and to engage new independent accountants to complete the audit of these financial statements.
      During the period from January 30, 2004 through April 12, 2004, there had been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused it to make reference thereto in its report had it completed an audit and issued a report on our financial statements, except as disclosed in the sixth paragraph below. In addition, for the same period, there had been no reportable events (as defined in SEC Regulation S-K Item 304(a)(1)(v)), except as described in the sixth paragraph below. We recorded all material adjustments that were communicated to us by PwC during PwC’s engagement or to BDO prior to BDO’s engagement.
      In our Current Report on Form 8-K filed with the SEC on April 1, 2004, we indicated that we were reviewing, with the assistance of PwC, the accounting treatment of our July 2002 acquisition of Global Genomics and Global Genomics’ assets at the time of its merger with us, which included Global Genomics’

investments in two genomics companies, Blizzard and Psynomics. These investments had an aggregate carrying value on our financial statements, as of September 30, 2003, of approximately $5.87 million. This accounting review delayed the completion of our financial statements for the year ended December 31, 2003 and the filing with the SEC of our Annual Report on Form 10-K.
      Although we had previously disclosed, in our Current Report on Form 8-K dated January 16, 2004, that we would write off our investments in Blizzard and Psynomics in the quarter ended December 31, 2003, the following principal issues were identified during our accounting review:

•	Whether a portion of the purchase price in our July 2002 merger with Global Genomics (accounted for as a purchase of a group of assets, not a business combination) should have been allocated to an acquired assembled workforce, which would have reduced the amount of the purchase price allocated to the Blizzard and Psynomics investments ($7.3 million and $78,000, respectively) and whether the amount originally determined to be the fair value of the Blizzard investment was overstated.

•	Whether an other-than-temporary impairment charge should have been taken by us against the appropriate carrying value of the Blizzard investment earlier than in the fourth quarter of 2003.
      The resolution of these issues in a manner that would result in a different accounting than originally reported would have had no effect on our cash or working capital position for any accounting period nor would it have had a material effect on our net worth as of December 31, 2003. One possible resolution could, however, have resulted in our net loss for the year ended December 31, 2002 being materially larger than that reported by us in our financial statements for that year and in our reporting a net worth significantly lower than the net worth we reported in our financial statements for that year. Such a resolution, in turn, could have required a restatement of those financial statements as well as our unaudited financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003. Other possible resolutions could have resulted in the recognition of an other-than-temporary impairment charge in an earlier 2003 quarter and could have required a restatement of our unaudited financial statements for that and any subsequent quarter. However, the impact of the resolution of these issues on our net loss for the year ended December 31, 2002 and/or subsequent periods were not readily estimable by us, because it would have depended on the amount of the purchase price to be allocated to other assets and the nature of those assets and the valuation of our investment in Blizzard as of December 31, 2002 and as of the end of each of the three subsequent quarters, each of which would be dependent upon various assumptions and valuation methods.
      As a result of the issues that were brought to our attention by PwC, we thoroughly re-reviewed, in late March and early April 2004, the prior accounting treatment for the Global Genomics acquisition and the Blizzard investment. This review included, among other things, (i) our submission of additional documentation to PwC, (ii) discussions of these issues by our Audit Committee with PwC, (iii) discussions between PwC and us, (iv) discussions between E&Y and us and (v) the retention of a nationally respected valuation firm to review certain of the methodologies that were used by us in connection with the purchase price allocation for Global Genomics, including amounts, if any, that would be attributable to an acquired assembled workforce and methodologies utilized in our other-than-temporary impairment analyses and to assess what amount of the purchase price for Global Genomics could appropriately have been attributable to an acquired assembled work force, if any.
      Following our re-review of the accounting treatment for the purchase price for the Global Genomics merger and the carrying value of the Blizzard investment, we advised PwC, in early April 2004, that we continued to believe that our prior accounting treatment was correct in all material respects. We also advised PwC that our valuation firm had concluded that, even if any amount were to be allocated to an acquired assembled workforce, the valuation of such an acquired workforce would be only $250,000.
      During the course of its engagement PwC informed us that it disagreed with the timing of the fourth quarter 2003 other-than-temporary impairment charge that we had recorded related to our investment in Blizzard. PwC also informed us that PwC needed to significantly expand the scope of its audit procedures with respect to the matters identified in the fourth paragraph above, including procedures designed to understand the impact, if any, of certain third party comments regarding indicators of value, and that it had not completed audit procedures regarding the nature and timing of our impairment of Blizzard and the original purchase price allocation upon our acquisition of Global Genomics in 2002. PwC has advised us that, as a result of their dismissal, they were unable to complete their expanded audit procedures, and as a consequence, PwC had not formed a view as to whether our accounting for these matters was in conformity with accounting principles generally accepted in the United States.
      E&Y’s report on our financial statements for the years ended December 31, 2001 and December 31, 2002 did not contain any adverse opinion or a disclaimer of an opinion or any qualification as to uncertainty, audit scope or accounting principles. In connection with E&Y’s audits for those years there were no “disagreements” or “reportable events” as defined in Item 304 of SEC Regulation S-K, except as described in this paragraph. However, we were informed by E&Y, in April 2004, that, until such time as the impact of the third party comments regarding indicators of value concerning Blizzard, referred to by PwC, were further evaluated, E&Y was not able to conclude as to whether the prior accounting treatment was appropriate in all material respects. E&Y advised us that, depending upon the outcome of those procedures, the financial statements for the year ended December 31, 2002, audited by E&Y, or the unaudited interim financial statements for the quarters ended March 31, June 30, and September 30, 2003, might require restatement. However, E&Y has not withdrawn its opinion on our 2002 audited financial statements.
      A special committee consisting of two of our Audit Committee members subsequently performed an evaluation of the impact of the third party comments regarding indicators of value concerning Blizzard. This special committee concluded that we did not withhold from E&Y any documents that would have changed the conclusions reached by E&Y relative to the carrying value of Blizzard and its audit of our financial statements. After reviewing this evaluation, E&Y advised us that it had concluded that our audited 2002 financial statements and our unaudited interim financial statements for the quarters ended March 31, 2003 and June 30, 2003 did not require any restatement. Accordingly, no information has come to the Company’s attention that would lead us to believe that an investor could no longer rely on E&Y’s opinion on our 2002 audited financial statements.
      In connection with the preparation of our financial statements for the year ended December 31, 2003, we believed that we had a reasonable basis for taking the Blizzard impairment charge in the fourth quarter of 2003; however, after further review of the issues relating to the timing of this charge, we determined in May 2004 that this charge should have been taken in the third quarter of 2003. We filed an amended Form 10-Q for the period ended September 30, 2003 in May 2004 to reflect the impairment charges taken during that period.
      During our two fiscal years ended December 31, 2002 and December 31, 2003 and the interim period through the date of our engagement of BDO to perform the audit of our financial statements for the year ended December 31, 2003, we did not consult with BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that BDO concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of SEC Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of SEC Regulation S-K), except as follows:

•	On April 2, 2004, our Audit Committee engaged BDO to perform agreed-upon procedures with respect to our financial statements for the year ended December 31, 2003. Due to our Audit Committee’s concerns that the concurrent involvement of two auditing firms might create the appearance that we were shopping for a particular audit opinion, the terms of our April 2, 2004 engagement of BDO stated that BDO was not to conduct a compilation, review or audit, but rather was to conduct only certain agreed upon procedures. We agreed with BDO that the procedures would be conducted solely in order to assist BDO in completing a potential future audit of our financial statements in the event the Audit Committee subsequently engaged BDO to opine on our financial statements. Since the agreed upon procedures specified in our engagement agreement were to be conducted in preparation for a possible future audit, they included a majority of the procedures that would have been necessary in order for BDO to opine with respect to our financial statements. The specific procedures were proposed by BDO and were jointly accepted by BDO and us without modification. We have been advised by BDO that, as of April 14, 2004, the date on which we engaged BDO to become our independent auditor, BDO had completed approximately 64% of the hours that they eventually worked to complete their audit, but a significant portion of the manager and partner review had not yet been completed.

•	Subsequent to engaging BDO to perform these agreed-upon procedures, we consulted with BDO concerning the need to include separate audited financial statements of Blizzard in our Annual Report for the year ended December 31, 2003. BDO orally advised us that separate audited Blizzard financial statements were required to be included in this Annual Report. This advice was consistent with the advice previously received by us from PwC on this issue, no disagreement on this issue existed between PwC and us, and we subsequently filed these financial statements in our Annual Report for the year ended December 31, 2003, together with our financial statements.

•	During the course of BDO’s performance of the above agreed-upon procedures, we did not solicit or receive any oral or written opinion from BDO with respect to the proper accounting treatment for the allocation of the purchase price paid by us in connection with our merger with Global Genomics or the subsequent carrying value of our investment in Blizzard. However, we did discuss with BDO our views on the proper accounting treatment for these items and provided BDO with certain of our accounting records, a valuation analysis prepared by a valuation firm in 2002 utilized by management in connection with its allocation of the purchase price for the Global Genomics merger and an analysis prepared in April 2004 by another valuation firm covering certain aspects of the allocation of that purchase price and the subsequent carrying value of Blizzard.

Item 9A.	Controls and Procedures
      An evaluation was performed by our management team, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
      There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table provides information concerning our directors and executive officers:

		Class of
Name	Age	Directors(1)	Position

Max Link	64	III	Director, Chairman of the Board(2)(3)
Steven A. Kriegsman	63	II	Director, Chief Executive Officer, President
Marvin R. Selter	77	II	Director, Vice Chairman of the Board(2)(3)(4)
Louis Ignarro, Ph.D.	63	I	Director
Joseph Rubinfeld, Ph.D.	72	I	Director(2)(4)
Richard L. Wennekamp	62	II	Director(2)(3)(4)
Mark A. Tepper, Ph.D.	47	—	Vice President; President, CytRx Laboratories, Inc.
Matthew Natalizio	50	—	Chief Financial Officer, Treasurer
Jack R. Barber, Ph.D.	49	—	Senior Vice President — Drug Development
Benjamin S. Levin	29	—	General Counsel, Vice President — Legal Affairs and Corporate Secretary

(1)	Class I directors serve until the 2007 annual meeting of stockholders, Class II directors serve until the 2005 annual meeting of stockholders and Class III directors serve until the 2006 annual meeting of stockholders.

(2)	These directors constitute the members of our Audit Committee. Mr. Selter is the Chairman of the Committee.

(3)	These directors constitute the members of our Nominating and Corporate Governance Committee. Mr. Wennekamp is Chairman of the Committee.

(4)	These directors constitute the members of our Compensation Committee. Dr. Rubinfeld is Chairman of the committee.
      Max Link has been a director since 1996. From March 2001 to October 2003, Dr. Link was Chairman and Chief Executive Officer of Centerpulse, Ltd. From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange U.S. Holdings, Inc. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., Celsion Corporation, Discovery Laboratories, Inc., Human Genome Sciences, Inc. and Protein Design Laboratories, Inc.
      Steven A. Kriegsman has been a director and our President and Chief Executive Officer since July 2002. He previously served as a director and the Chairman of Global Genomics since June 2000. Mr. Kriegsman is Chairman and founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies. Mr. Kriegsman has advised such companies as Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, Maxim Pharmaceuticals and Supergen Inc. Mr. Kriegsman has a B.S. degree from New York University in accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman serves as a director of Bradley Pharmaceuticals, Inc.

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
      Joseph Rubinfeld, Ph.D. has been a director since July 2002. He co-founded SuperGen, Inc. in 1991 and has served as its Chief Executive Officer and President and as a director since its inception until December 31, 2003. He resigned as Chairman Emeritus of SuperGen, Inc. on Februrary 8, 2005. Dr. Rubinfeld was also Chief Scientific Officer of SuperGen from 1991 until September 1997. Dr. Rubinfeld is also a founder of, and currently serves as the Chairman and Chief Executive Officer of, JJ Pharma. Dr. Rubinfeld was one of the four initial founders of Amgen, Inc. in 1980 and served as a Vice President and its Chief of Operations until 1983. From 1987 until 1990, Dr. Rubinfeld was a Senior Director at Cetus Corporation and from 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company, International Division in a variety of positions. Dr. Rubinfeld received a B.S. degree in chemistry from C.C.N.Y. and an M.A. and Ph.D. in chemistry from Columbia University.
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
      Mark A. Tepper, Ph.D. has been the President and co-founder of our subsidiary CytRx Laboratories (formerly Araios, Inc.) and our Corporate Vice President since September 2003. From November 2002 to August 2003, he served as an independent pharmaceutical consultant. Prior to that, from April 2002 to October 2002, he served as President and CEO of Arradial, Inc., an Oxford Biosciences Venture-backed company developing a novel microfluidics based drug discovery platform. From April 1995 to March 2002, Dr. Tepper served in a number of senior management roles at Serono including Vice President, Research and Operations for the US Pharmaceutical Research Institute and Executive Director of Lead Discovery. From 1988 to 1995, Dr. Tepper was Sr. Research Investigator at the Bristol Myers Squibb Pharmaceutical Research Institute where he worked on the discovery and development of novel drugs in the area of Oncology and Immunology. Prior to that, Dr. Tepper was a post-doctoral fellow at the University of Massachusetts Medical School in the laboratory of Dr. Michael Czech. Dr. Tepper received a B.A. in Chemistry from Clark University with highest honors, and a Ph.D. in Biochemistry and Biophysics from Columbia University.
      Matthew Natalizio has been our Chief Financial Officer and Treasurer since July 2004. From November 2002 to December 2003, he was President and General Manager of a privately held furniture manufacturing company. Prior to that, from January 2000 to October 2002, he was Chief Financial Officer at Qualstar Corporation, a publicly traded designer and manufacturer of data storage devices. He was also the Vice President of Operations Support, the Vice President — Finance and Treasurer of Superior National Insurance Group, a publicly traded workers’ compensation insurance company. Mr. Natalizio is a CPA who worked at

Ernst and Young as an Audit Manager and Computer Audit Executive and was a Senior Manager at KPMG. He earned his Bachelor of Arts degree in Economics from the University of California, Los Angeles.
      Jack Barber, Ph.D. has been our Senior Vice President — Drug Development since July 2004. He previously served as Chief Technical Officer and Vice President of Research and Development at Immusol, a biopharmaceutical company based in San Diego, California, since 1994. Prior to that, Dr. Barber spent seven years in various management positions at Viagene, most recently serving as Associate Director of Oncology. Dr. Barber received both his B.S. and Ph.D. in Biochemistry from the University of California, Los Angeles. He also carried out his post-doctoral fellowship at the Salk Institute for Biological Studies in La Jolla, California.
      Benjamin S. Levin has been our General Counsel, Vice President — Legal Affairs and Corporate Secretary since July 2004. From November 1999 to June 2004, Mr. Levin was an associate in the transactions department of the Los Angeles office of O’Melveny & Myers LLP. Mr. Levin received his S.B. in Economics from the Massachusetts Institute of Technology, and a J.D. from Stanford Law School.
      Our board of directors has determined that Messrs. Link, Rubinfeld, Selter and Wennekamp are “independent” under the current independence standards of both the Nasdaq Stock Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) which could be inconsistent with a finding of their independence as members of our board of directors or as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.
      Our board of directors has determined that Mr. Selter, one of the independent directors serving on our Audit Committee, also is an audit committee financial expert as defined by the SEC’s rules.
Section 16(a) Beneficial Ownership Reporting Compliance
      Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2003 were complied with, except that reports for the following transactions were filed late due to administrative oversights:

•	Grants of stock options to Messrs. Ignarro, Rubinfeld, Link, Selter and Wennekamp, directors of the Company, in July 2004; and

•	The acquisition by Mr. Wennekamp of shares of our common stock in August 2004.
      Forms 4 reporting each of the above transactions were subsequently filed by these individuals.
Code of Ethics
      We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller, a copy of which is filed as an exhibit to this Form 10-K.

Item 11.	Executive Compensation
Summary Compensation Table
      The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during the fiscal years ended December 31, 2004, 2003 and 2002 by Steven

A. Kriegsman, our President and Chief Executive Officer, and four other most highly compensated executive officers:

						Long-Term
						Compensation

						Securities
						Underlying		All Other
Name and Principal Position	Year		Salary	Bonus		Options (#)		Compensation

Steven A. Kriegsman	2004		$361,173		$150,000	—		$42,617	(1)
President and Chief Executive Officer	2003		$313,772		$150,000	1,000,000	(2)	—
	2002	(3)	$110,000		—	—		—
Jack R. Barber, Ph.D.	2004	(4)	$112,910	$		100,000		—
Vice President — Drug Development
Mark A. Tepper, Ph.D.	2004		$200,699		$50,000	—		—
Senior Vice President and	2003	(6)	$58,333		$—	400,000	(5)	—
President, CytRx Laboratories, Inc.
Matthew Natalizio	2004	(7)	$82,900	$		100,000	(5)	—
Chief Financial Officer and Treasurer
Benjamin S. Levin	2004	(8)	$80,881		$—	160,000	(5)	—
General Counsel, Vice President — Legal Affairs and Corporate Secretary

(1)	The amount shown includes approximately $5,000 in insurance premiums paid by us with respect to a life insurance policy for Mr. Kriegsman which has a face value of approximately $1.4 million as of December 31, 2004 and under which Mr. Kriegsman’s designee is the beneficiary. The amount shown also includes approximately $37,617 of legal fees and expenses paid or reimbursed by us in accordance with the terms of Mr. Kriegsman’s employment agreement described below under “Employment Agreement with Steven A. Kriegsman.”

(2)	250,000 of the options shown vested on each of June 20, 2003 and June 20, 2004. The remaining 500,000 of the options shown vest in twenty-four monthly installments of 1/24th each on the 20th day of each month beginning on June 20, 2004, subject to Mr. Kriegsman’s remaining in our continuous employ through such dates.

(3)	Mr. Kriegsman has been our President and Chief Executive Officer since July 2002.

(4)	Dr. Barber was hired on July 6, 2004.

(5)	The options shown are subject to vesting in three annual installments of 1/3rd each on each of the first three anniversaries of the named executive officer’s date of hire, subject to his remaining in our continuous employ through such dates.

(6)	Dr. Tepper was hired on September 20, 2003.

(7)	Mr. Natalizio was hired on July 12, 2004.

(8)	Mr. Levin was hired on July 15, 2004.

Option Grants in Last Fiscal Year
      The following table contains information concerning grants of stock options during the fiscal year ended December 31, 2004 to the executive officers named in the Summary Compensation Table:
Option Grants in Twelve Months Ended December 31, 2004

	Individual Grants			Potential Realized Value
				at Assumed Annual Rates
	Number of	% of Total		of Stock Price
	Shares	Options		Appreciation for Option
	Underlying	Granted to		Term(1)
	Options	Employees In	Exercise
Name	Granted	Fiscal Year	Price	5%	10%

Steven A. Kriegsman	—	—%	—	$—	$—
Jack R. Barber, Ph.D.	100,000	16.2%	$1.13	$71,065	$180,093
Mark A. Tepper, Ph.D.	—	—%	—	$—	$—
Matthew Natalizio	100,000	16.2%	$1.11	$69,807	$176,905
Benjamin S. Levin	160,000	25.9%	$1.39	$139,866	$354,448

(1)	The potential realizable value shown in this table represents the hypothetical gain that might be realized based on assumed 5% and 10% annual compound rates of stock price appreciation over the full option term. These prescribed rates are not intended to forecast possible future appreciation of the common stock.
Fiscal Year-End Option Values
      The following table sets forth the number of options and total value of unexercised in-the-money options and warrants at December 31, 2004 for the executive officers named in the Summary Compensation Table, using the price per share of our common stock of $1.40 on December 31, 2004. No stock options were exercised during 2004 by the executive officers named.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In-the-Money Options at
	December 31, 2004 (#)		December 31, 2004 ($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven A. Kriegsman(1)	971,852	487,500	$638,499	$—
Jack R. Barber, Ph.D.	—	100,000	$—	$27,000
Mark A. Tepper, Ph.D.	133,333	266,667	$—	$—
Matthew Natalizio	—	100,000	$—	$29,000
Benjamin S. Levin	—	160,000	$—	$1,600

(1)	Includes warrants issued to Mr. Kriegsman by Global Genomics prior to our merger with that company covering 459,352 shares of our common stock.
Compensation of Directors
      Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant. During 2004, directors who were employees of our company received no compensation for their service as directors or as members of board committees.
      During 2004, our non-employee directors received a quarterly retainer of $1,500 and a fee of $1,500 for each board meeting attended ($750 for meetings attended by teleconference and for board actions taken by unanimous written consent) and $750 for each committee meeting attended. Non-employee directors who chair the board or a board committee receive an additional $250 for each meeting attended as the chair. In May 2004 we made a payment of $7,500, plus reimbursement of certain expenses, to each of Messrs. Selter and Wennekamp in connection with their services as members of our Audit Committee. We grant options to purchase 15,000 shares of common stock at an exercise price equal to the current market value of our common stock to each non-employee director annually, usually in the summer of each year. Such option grants are made subject to vesting in annual increments of 1/3rd each, subject to the director remaining as a director.
Equity Compensation Plans
      The following table sets forth certain information as of December 31, 2004 regarding securities authorized for issuance under our equity compensation plans. This table excludes warrants previously issued to Steven A. Kriegsman by Global Genomics that we assumed in connection with our merger with that company.

			(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available
	to be Issued Upon	Weighted-Average	for Issuance Under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by our stockholders:
1994 Stock Option Plan	30,834	$1.00	70,850
1995 Stock Option Plan	—	—	22,107
1998 Long-Term Incentive Plan	132,541	1.00	29,517
2000 Long-Term Incentive Plan	4,577,667	1.16	5,422,333
Equity compensation plans not approved by our stockholders:
Outstanding warrants(1)	5,098,240	1.14	—

Total:	9,839,282	$1.52	5,544,807

(1)	Issued as compensation for various services and does not include warrants attached to common stock that were sold in private placement transactions.
Perquisites
      In general, we afford our directors and executive officers no perquisites apart from the compensation and stock option benefits described above and any benefits specifically provided for under the terms of any employment agreement as described below. We do, however, bear the cost of outside counsel employed by us to assist directors and executive officers in preparing reports of changes in beneficial ownership under Section 16 of the Securities Exchange Act of 1934 and other Section 16 compliance matters. We also permit Mr. Kriegsman, our President and Chief Executive Officer, and our directors to fly first-class for business travel, which is an exception to our usual practice for business travel by our officers and employees.
Employment Agreements; Change in Control Agreements

Employment Agreement with Steven A. Kriegsman
      Mr. Kriegsman is employed as our Chief Executive Officer pursuant to an employment agreement that was amended and restated as of June 10, 2003 to continue through July 15, 2006. The employment agreement will automatically renew in July 2006 for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.
      Under his employment agreement, Mr. Kriegsman is entitled to an annual base salary of $360,000. Our board of directors (or its Compensation Committee) will review the base salary annually and may increase

(but not decrease) it in its sole discretion, and on March 14, 2005, the Compensation Committee determined to increase Mr. Kriegsman’s base salary to $400,000, effective January 1, 2005. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. Pursuant to his employment agreement with us, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and that he may continue to serve as President of the Kriegsman Group only so long as necessary to complete certain current assignments.
      Mr. Kriegsman is eligible to receive grants of options to purchase shares of our common stock. The number and terms of those options, including the vesting schedule, will be determined by our board of directors (or its Compensation Committee) in its sole discretion.
      Under Mr. Kriegsman’s employment agreement, we have agreed that, if he is made a party, or threatened to be made a party, to a suit or proceeding by reason of his service to us, we will indemnify and hold him harmless from all costs and expenses to the fullest extent permitted or authorized by our certificate of incorporation or bylaws, or any resolution of our board of directors, to the extent not inconsistent with Delaware law. We also have agreed to advance to Mr. Kriegsman such costs and expenses upon his request if he undertakes to repay such advances if it ultimately is determined that he is not entitled to indemnification with respect to the same. These employment agreement provisions are not exclusive of any other rights to indemnification to which Mr. Kriegsman may be entitled and are in addition to any rights he may have under any policy of insurance maintained by us.
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
      Under Mr. Kriegsman’s employment agreement, he and his affiliated company, The Kriegsman Group, are to provide us during the term of his employment with the first opportunity to conduct or take action with respect to any acquisition opportunity or any other potential transaction identified by them within the biotech, pharmaceutical or health care industries and that is within the scope of the business plan adopted by our board of directors. Mr. Kriegsman’s employment agreement also contains confidentiality provisions relating to our trade secrets and any other proprietary or confidential information, which provisions shall remain in effect for five years after the expiration of the employment agreement with respect to proprietary or confidential information and for so long as our trade secrets remain trade secrets.

Change in Control Agreement with Steven A. Kriegsman
      Mr. Kriegsman’s employment agreement contains no provision for payment to him in the event of a change in control of CytRx. If, however, a change in control (as defined in our 2000 Long-Term Incentive Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without cause or by him for good reason (each as defined in his employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.

Employment Agreement with Matthew Natalizio
      Matthew Natalizio became our Chief Financial Officer on July 12, 2004 pursuant to a one-year employment agreement with us. Mr. Natalizio is entitled under his employment agreement to an annual base salary of $175,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter the employment agreement, Mr. Natalizio was granted as of July 12, 2004 a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 100,000 shares of our common stock at a price of $1.11 per share. This option will vest as to 1/3rd of the shares covered thereby on each of the first three anniversaries of the employment agreement, provided that Mr. Natalizio remains in our continuous employ.
      In the event we terminate Mr. Natalizio’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to 1/360th of his salary for each four days (prorated for any period of less than four days) that he was employed prior to the date of his termination.

Employment Agreement with Jack R. Barber, Ph.D.
      Jack R. Barber, Ph.D., became our Senior Vice President — Drug Development on July 6, 2004 pursuant to a one-year employment agreement with us. Under his employment agreement, Dr. Barber is entitled to an annual base salary of $230,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter the employment agreement, Dr. Barber was granted as of July 6, 2004 a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 100,000 shares of our common stock at a price of $1.13 per share. This option will vest as to 1/3rd of the shares covered thereby on each of the first three anniversaries of the employment agreement, provided that Dr. Barber remains in our continuous employ.
      In the event we terminate Dr. Barber’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to 1/360th of his salary for each four days (prorated for any period of less than four days) that he was employed prior to the date of his termination.

Employment Agreement with Mark A. Tepper, Ph.D.
      Mark A. Tepper, Ph.D., became President of our CytRx Laboratories, Inc. subsidiary on September 17, 2003 pursuant to a two-year employment agreement with CytRx Laboratories, Inc. Under his employment agreement, Dr. Tepper is entitled to an annual base salary of $200,000 and is eligible to receive an annual bonus targeted at $50,000 based upon achievement of certain milestones as agreed upon by Dr. Tepper and the board of directors of CytRx Laboratories, Inc. As an incentive to enter into the employment agreement, Dr. Tepper was granted ten-year, nonqualified options under our 2000 Long-Term Incentive Plan to purchase 120,000 shares of our common stock at a price of $2.41 per share and a separate ten-year nonqualified option under the Plan to purchase 280,000 shares at an exercise price of $2.35 per share. These options will vest as to 1/3rd of the shares covered thereby on each of the first three anniversaries of the employment agreement, provided that Dr. Tepper remains in our continuous employ.
      In the event Dr. Tepper’s employment is terminated without cause (as defined), we have agreed to continue to pay Dr. Tepper his salary and other employee benefits for a period of six months following his termination and to immediately vest in Dr. Tepper all of his stock options referred to above.

Employment Agreement with Benjamin S. Levin
      Benjamin S. Levin became our Vice President — Legal Affairs, General Counsel and Secretary on July 15, 2004 pursuant to a one-year employment agreement with us. Mr. Levin is entitled under his employment agreement to an annual base salary of $175,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter into the employment agreement, Mr. Levin was granted as of July 15, 2004 a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 160,000 shares of our common stock at a price of $1.39 per share. This option will vest as to 1/3rd of the shares covered thereby on each of the first three anniversaries of the employment agreement, provided that Mr. Levin remains in our continuous employ.
      In the event we terminate Mr. Levin’s employment without “cause” (as defined), we have agreed to pay Mr. Levin a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to an additional three months’ salary under his employment agreement (or six months’ salary if the employment agreement has been renewed as provided above).
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
      Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of January 31, 2005 by (1) each person who is known by us to beneficially own more than five percent of the common stock; (2) each director; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all executive officers and directors as a group.
      Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of January 31, 2005, which are indicated by footnote, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 57,048,449 shares of our common stock outstanding as of January 31, 2005. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of
	Common Stock

Name of Beneficial Owner	Number	Percent

Louis Ignarro, Ph.D.(1)	405,982	*
Steven A. Kriegsman(2)	4,539,850	7.8%
Max Link(3)	48,749	*
Joseph Rubinfeld(4)	11,999	*
Marvin R. Selter(5)	360,784	*
Richard Wennekamp(6)	8,333	*
Mark A. Tepper(7)	133,333	*
All executive officers and directors as a group (ten persons)(8)	5,509,030	9.4%

(1)	Includes 314,066 shares subject to options or warrants.

(2)	Includes 978,102 shares subject to options or warrants. Mr. Kriegsman’s address is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049.

(3)	Includes 19,542 shares subject to options or warrants.

(4)	Includes 11,999 shares subject to options or warrants.

(5)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover. Includes 3,333 shares subject to options or warrants owned by Mr. Selter.

(6)	Includes 3,333 shares subject to options or warrants.

(7)	Includes 133,333 shares subject to options or warrants.

(8)	Includes 1,463,708 shares subject to options or warrants.

Item 13.	Certain Relationships and Related Transactions
      Since July 16, 2002, Steven A. Kriegsman has been our Chief Executive Officer and one of our directors. In July 2002, we entered into an agreement with the Kriegsman Capital Group, or KCG, an affiliate of Mr. Kriegsman, whereby KCG agreed to provide us with office space and certain administrative services. In 2003, we paid a total of approximately $70,000 to KCG under this agreement. The charges were determined based upon actual space used and estimated percentages of employee time used. In October 2003, the services and facilities agreement with KCG was terminated as substantially all of the on-going operations of KCG have ceased. The obligations under the facility lease at our headquarters were transferred from KCG to us in July 2003. We believe that the terms under which we paid KCG for rent and other expenses are at least as favorable to us as could have been obtained from an unrelated third party.
      We entered into an agreement, dated as of July 17, 2003 (and subsequently amended on October 18, 2003), with Louis Ignarro, Ph.D., one of our current directors. Pursuant to the agreement, Dr. Ignarro agreed to serve as our Chief Scientific Spokesperson to the medical and financial communities. As payment for his services, Dr. Ignarro was granted a non-qualified stock option under our 2000 Long-Term Incentive Plan to purchase 350,000 registered shares of our common stock at an exercise price equal to $1.89, the closing price for our common stock on Nasdaq on the date of grant. The option has a term of seven years, and from July 17, 2003 to October 17, 2003, vested monthly at the rate of 4,839 shares for each day of services provided by Dr. Ignarro in that month and, from October 18, 2003, vests monthly at a rate of 15,975 shares for the remaining term of the agreement. Either party may terminate the agreement at any time, and any unvested shares under the option as of the date of termination of the agreement will be cancelled. As of January 31, 2005, 270,117 shares of common stock under the option had vested.

Item 14.	Principal Accountant Fees and Services
      BDO Seidman, LLP, or BDO, serves as our independent accountants and audited our financial statements for the years ended December 31, 2003 and 2004. Ernst & Young LLP, or E&Y, previously served as our independent accountants and audited our financial statements for the year ended December 31, 2002.
Audit Fees
      The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003 and the estimated fees for the audit for the fiscal year ended December 31, 2004 are as follows:

Year:	BDO

2004	$217,000
2003	$160,000
      E&Y reviewed our financial statements included in our Form 10-Qs during the year ended December 31, 2003. The aggregate fees billed for professional services rendered by E&Y for the review of such financial statements were approximately $23,000.
Audit Related Fees
      For the fiscal year ended December 31, 2003, BDO rendered $45,000 of other audit-related services, which consisted of certain agreed-upon procedures performed prior to their audit of our financial statements for fiscal 2003. No assurance or other audit-related services were rendered by BDO for the fiscal year ended December 31, 2004 or by E&Y for the fiscal year ended December 31, 2003.
Tax Fees
      The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2003 and the estimated fees for such services being provided by BDO for the year ended December 31, 2004 were $25,000 and $20,000, respectively.
All Other Fees
      No other services were rendered by E&Y or BDO for the years ended December 31, 2003 or December 31, 2004. Our Audit Committee has pre-approved all services (audit and non-audit) provided or to be provided to us by E&Y or BDO for the years ended December 31, 2003 and December 31, 2004.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this 10-K:

(1)	Financial Statements
      The consolidated financial statements of the Company and the related report of independent registered public accounting firms thereon are set forth on pages F-1 to F-23 of this Annual Report on Form 10-K. These consolidated financial statements are as follows:
      Consolidated Balance Sheets as of December 31, 2004 and 2003
      Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements
      Reports of Independent Registered Public Accounting Firms
      (2) Financial Statement Schedules
      The following financial statement schedule is set forth on page F-24 of this Annual Report on Form 10-K.
      Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002
      All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.
      (b) Exhibits
      See Exhibit Index on page 56 of this Annual Report on Form 10-K.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit
Number			Footnote

2.1		Agreement and Plan of Merger dated February 11, 2002 among CytRx Corporation, GGC Merger Corporation and GlobalGenomics Capital, Inc.	(m)
2.2		First Amendment to Agreement and Plan of Merger dated May 22, 2002 among CytRx Corporation, GGC Merger Corporation and Global Genomics Capital, Inc.	(m)
3.1		Restated Certificate of Incorporation	(a)
3.2		Restated By-Laws	(b)
3.3		Certificate Of Amendment To Restated Certificate of Incorporation	(m)
3.4		Corrected Restated Certificate of Incorporation	(n)
3.5		Certificate of Amendment to Restated Certificate of Incorporation	(n)
4.1		Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company as Rights Agent	(c)
4.2		Amendment No. 1 to Shareholder Protection Rights Agreement	(k)
4.3		Stock Restriction and Registration Rights Agreement	(o)
4.4		Warrant issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting Engagement Letter dated July 20, 2002	(p)
4.5		Warrant issued on February 21, 2003 to Corporate Capital Group International Ltd. Inc.	(r)
4.6		Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the May 29, 2003 private placement	(s)
4.7		Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the September 16, 2003 private placement	(v)
4.8		Warrant issued on May 10, 2004 to MBN Consulting, LLC	(aa)
4.9		Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the October 4, 2004 private placement	(dd)
4.10		Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the January 2005 private placement	(ee)
5.1		Opinion of Troy & Gould Professional Corporation
10.1		Agreement with Emory University, as amended	(d)
10.2		Option Agreement granting PSMA Development Company option to enter into a license agreement with CytRx Corporation dated December 23, 2002	(q)
10	.3*	Amended and Restated Employment Agreement between CytRx Corporation and Jack J. Luchese	(i)
10	.4*	Amended and Restated Change of Control Employment Agreement between CytRx Corporation and Jack J. Luchese	(i)
10	.5*	Amendment No. 1 to Employment Agreement with Jack J. Luchese	(k)
10	.6*	Amendment No. 1 to Change in Control Employment Agreement with Jack J. Luchese	(k)
10	.7*	1986 Stock Option Plan, as amended and restated	(f)
10	.8*	1994 Stock Option Plan, as amended and restated	(e)
10	.9*	1995 Stock Option Plan	(g)
10	.10*	1998 Long-Term Incentive Plan	(h)
10	.11*	2000 Long-Term Incentive Plan	(k)
10	.12*	Amendment No. 1 to 2000 Long-Term Incentive Plan	(m)

Exhibit
Number			Footnote

10	.13*	Amendment No. 2 to 2000 Long-Term Incentive Plan	(m)
10	.14*	Amendment No. 3 to 2000 Long-Term Incentive Plan	(x)
10	.15*	Amendment No. 4 to 2000 Long-Term Incentive Plan	(x)
10	.16†	License Agreement dated November 1, 2000 by and between CytRx Corporation and Merck & Co., Inc.	(j)
10.17		License Agreement dated February 16, 2001 by and between CytRx Corporation and Ivy Animal Health, Inc.	(k)
10	.18†	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated	(l)
10	.19*	Amended and Restated Employment Agreement dated as of May 2002 between CytRx Corporation and Steven A. Kriegsman	(p)
10.20		Extension of financial advisory agreement between CytRx Corporation and Cappello Capital Corp. dated January 1, 2002 Agreement between Kriegsman Capital Group and CytRx Corporation dated	(p)
10.21		February 11, 2002 regarding office space rental	(p)
10.22		Marketing Agreement with Madison & Wall Worldwide, Inc. dated August 14, 2002	(p)
10.23		Non-exclusive financial advisory agreement between CytRx Corporation and Sands Brothers & Co. Ltd. dated September 12, 2002	(p)
10.24		Agreement between Kriegsman Capital Group and CytRx Corporate dated January 29, 2003 regarding office space rental and shared services	(r)
10.25		Consulting Agreement, dated February 21, 2003 between CytRx Corporation and Corporate Capital Group International Ltd. Inc.	(r)
10.26		Securities Purchase Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signatory page thereof	(s)
10.27		Registration Rights Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(s)
10	.28†	Non-Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNA sequence specific mediators of RNA interference	(t)
10	.29†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering in vivo production of small interfering RNAs	(t)
10	.30†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibitation of gene expression in adipocytes using interference RNA	(t)
10	.31†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNAi targeting of viruses	(t)
10	.32†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering primary and polyvalent HIV-1 envelope glycoprotein DNA vaccines	(t)
10	.33†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering gene based therapeutics for solid tumor treatments	(t)
10	.34†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering selective silencing of a dominant ALS gene by RNAi	(t)
10.35		Investment Banking Agreement dated April 1, 2003 between Rockwell Asset Management Inc. and CytRx Corporation	(u)

Exhibit
Number			Footnote

10.36		Investment Banking Agreement dated April 3, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(u)
10.37		First Amendment to Investment Banking Agreement dated June 4, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(u)
10.38		Exclusive Financial Advisor Engagement Agreement dated May 16, 2003 between Cappello Capital Corp. and CytRx Corporation	(u)
10.39		Modification letter dated June 6, 2003 to Engagement Agreement between Cappello Capital Corp. and CytRx Corporation	(u)
10.40		Engagement Letter dated May 27, 2003 between Cardinal Securities, LLC and CytRx Corporation	(u)
10	.41*	Second Amended and Restated Employment Agreement dated June 10, 2003 between Steven A. Kriegsman and CytRx Corporation	(u)
10.42		Financial Consulting Agreement dated May 10, 2003 between James Skalko and CytRx Corporation	(u)
10.43		Form of Securities Purchase Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signatory page thereof	(v)
10.44		Form of Registration Rights Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(v)
10	.45†	Amended and Restated License Agreement dated as of September 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibition of gene expression in adipocytes using interference RNA, certain data bases, the use of endoplasmic reticulum stress response pathway of adipose cells to enhance whole body insulin sensitivity, and receptor-activated reporter systems	(w)
10.46		Second Amendment to Investment Banking Agreement dated as of August 13, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(w)
10	.47*	Agreement dated as of July 17, 2003 between Dr. Louis J. Ignarro and CytRx Corporation	(w)
10	.48*	Employment Agreement dated as of August 1, 2003 between C. Kirk Peacock and CytRx Corporation	(w)
10	.49*	Employment Agreement dated as of September 17, 2003 between Mark A. Tepper and Araios, Inc.	(w)
10.50		Agreement of Settlement and Release dated August 8, 2003 among Corporate Capital Group International Ltd., Inc, Peter Simone and CytRx Corporation	(w)
10.51		Confirming letter dated September 19, 2003 to the engagement agreement dated May 16, 2003 between Cappello Capital Corp. and CytRx Corporation	(w)
10.52		Preferred Stock Purchase Agreement dated as of September 16, 2003 between Araios, Inc. and CytRx Corporation	(w)
10.53		Stockholders Agreement dated as of September 17, 2003 among Araios, Inc., Dr. Michael Czech and CytRx Corporation	(w)
10.54		Private Placement Agent Agreement dated September 15, 2003 between Dunwoody Brokerage Services, Inc. and CytRx Corporation	(w)
10.55		Private Placement Agent Agreement dated September 15, 2003 between Gilford Securities Incorporated and CytRx Corporation	(w)
10.56		Agreement dated as of September 16, 2003 between Maxim Group, LLC and CytRx Corporation	(w)
10.57		Amended and Restated Professional Services Agreement among CytRx Corporation, The Kriegsman Group and Kriegsman Capital Group, dated as of July 1, 2003	(x)
10	.58†	Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc. and CytRx Corporation, dated as of December 3, 2003	(x)

Exhibit
Number			Footnote

10	.59†	Amended and Restated Exclusive License Agreement among University of Massachusetts Medical School, CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003	(x)
10	.60†	Collaboration Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc. and CytRx Corporation, dated as of December 22, 2003	(x)
10	.61†	Sublicense Agreement between CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003	(x)
10	.62†	Agreement between CytRx Corporation and Dr. Robert Hunter regarding SynthRx, Inc. dated October 20, 2003	(x)
10.63		Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(x)
10.64		Assignment to CytRx Corporation effective July 1, 2003 of Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(x)
10	.65*	Amendment dated October 18, 2003 to Agreement between Dr. Louis J. Ignarro and CytRx Corporation dated as of July 17, 2003	(x)
10.66		Consulting Agreement dated December 1, 2003 between CytRx Corporation and MBN Consulting, LLC	(x)
10.67		Office Lease between Araios, Inc. and Are-One Innovation Drive, LLC dated 11-19-03	(x)
10.68		Registration Rights Agreement, dated as of January 29, 2004, by and between CytRx Corporation and Advanced BioScience Laboratories, Inc.	(y)
10.69		Consulting Agreement, dated as of February 9, 2004, between CytRx Corporation and The Investor Relations Group, Inc.	(y)
10.70		Investment Banking Agreement, dated as of February , 2004, between CytRx Corporation and Gunn Allen Financial, Inc.	(y)
10.71		Scientific Advisory Board Agreement, effective as of March 3, 2004, by Tariq M. Rana, Ph.D., CytRx Corporation and Araios, Inc.	(y)
10.72		Scientific Advisory Board Agreement, effective as of March 3, 2004, by Craig Mello, Ph.D., CytRx Corporation and Araios, Inc.	(y)
10	.73†	Patent License Agreement, dated May, 2004, among CytRx Corporation, Imperial College of Science and Technology and Imperial College Innovations Limited	(z)
10	.74*	Mutual General Release and Severance Agreement, dated May 12, 2004, between CytRx Corporation and C. Kirk Peacock	(z)
10	.75*	Mutual General Release and Severance Agreement, dated May12, 2004, between CytRx Corporation and Gregory Liberman	(z)
10.76		Settlement and Release Agreement dated May 10, 2004, by and between MBN Consulting, LLC and CytRx Corporation	(aa)
10.77		Registration Rights Agreement dated May 10, 2004, by and between MBN Consulting, LLC and CytRx Corporation	(aa)
10	.78†	Collaboration and Invention Disclosure Agreement dated July 8, 2004, by and between the University of Massachusetts, as represented solely by the Medical School at its Worcester campus, and CytRx Corporation	(aa)
10	.79*	Employment Agreement dated July 6, 2004, by and between Jack Barber and CytRx Corporation	(aa)
10	.80*	Employment Agreement dated July 12, 2004, by and between Matthew Natalizio and CytRx Corporation	(aa)
10	.81*	Employment Agreement dated July 15, 2004, by and between Benjamin Levin and CytRx Corporation	(aa)
10.82		Mutual and General Release of All Claims effective as of May 29, 2004, by and between Madison & Wall Worldwide, Inc. and CytRx Corporation	(aa)

Exhibit
Number		Footnote

10.83	Registration Rights Agreement dated May , 2004, by and between Madison & Wall Worldwide, Inc. and CytRx Corporation	(aa)
10.84	Investment Banking Agreement dated September 13, 2004, by and between CytRx Corporation and J.P. Turner & Company, LLC	(bb)
10.85	Investment Banking Agreement dated September 30, 2004, by and between CytRx Corporation and Rodman & Renshaw, LLC	(cc)
10.86	Asset Sale and Purchase Agreement dated October 4, 2004, by and among CytRx Corporation, Biorex Research & Development, RT and BRX Research and Development Company Ltd.	(dd)
10.87	Securities Purchase Agreement dated as of October 4, 2004 among CytRx Corporation and the Purchasers identified on the signatory page thereof	(dd)
10.88	Registration Rights Agreement dated as of October 4, 2004 among CytRx Corporation and the Purchasers identified on the signatory page thereof	(dd)
10.89	Securities Purchase Agreement, dated as of January 20, 2005, by and among CytRx Corporation and the Investors named therein	(ee)
10.90	Registration Rights Agreement, dated as of January 20, 2005, by and among CytRx Corporation and the Investors named therein	(ee)
10.91	Investment Banking Agreement dated January 20, 2005 between CytRx Corporation and Rodman & Renshaw, LLC	(ee)
14.1	Code of Ethics	(x)
21.1	Subsidiaries	(x)
23.1	Consent of BDO Seidman, LLP
23.2	Consent of Ernst & Young LLP
31	Certifications Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement. Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and

†	Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997

(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997

(c)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 1997

(d)	Incorporated by reference to the Registrant’s Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986

(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1997

(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 1996

(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995

(h)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 1998

(i)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2000

(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/ A filed on March 16, 2001

(k)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 2001

(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2001

(m)	Incorporated by reference to the Registrant’s Proxy Statement filed June 10, 2002

(n)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-91068) filed on June 24, 2002

(o)	Incorporated by reference to the Registrant’s 8-K filed on August 1, 2002

(p)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2002

(q)	Incorporated by reference to the Registrant’s 10-K filed on March 31, 2003

(r)	Incorporated by reference to the Registrant’s 10-Q filed on May 15, 2003

(s)	Incorporated by reference to the Registrant’s 8-K filed on May 30, 2003 Incorporated by reference to the Registrant’s S-3 Amendment No. 4 (File No. 333-100947) filed on

(t)	August 5, 2003

(u)	Incorporated by reference to the Registrant’s 10-Q filed on August 14, 2003

(v)	Incorporated by reference to the Registrant’s 8-K filed on September 17, 2003

(w)	Incorporated by reference to the Registrant’s 10-Q filed on November 12, 2003

(x)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004

(y)	Incorporated by reference to the Registrant’s 10-Q filed on May 17, 2004 Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 to Form S-3 (Reg. No. 333-109708) filed on June (z) 2, 2004

(aa)	Incorporated by reference to the Registrant’s 10-Q filed on August 16, 2004

(bb)	Incorporated by reference to the Registrant’s 8-K filed on September 17, 2004

(cc)	Incorporated by reference to the Registrant’s 10-Q filed on November 3, 2004

(dd)	Incorporated by reference to the Registrant’s 8-K filed on October 5, 2004

(ee)	Incorporated by reference to the Registrant’s 8-K filed on January 21, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

By:	/s/ Steven A. Kriegsman

Steven A. Kriegsman
President and Chief Executive Officer
Date: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Kriegsman Steven A. Kriegsman	President and Chief Executive Officer and Director	March 30, 2005

/s/ Matthew Natalizio Matthew Natalizio	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30, 2005

/s/ Louis J. Ignarro, Ph.D Louis J. Ignarro, Ph.D	Director	March 30, 2005

/s/ Max Link Max Link	Director	March 30, 2005

/s/ Joseph Rubinfeld, Ph.D Joseph Rubinfeld, Ph.D	Director	March 30, 2005

/s/ Marvin R. Selter Marvin R. Selter	Director	March 30, 2005

/s/ Richard L. Wennekamp Richard L. Wennekamp	Director	March 30, 2005

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,987,595	$11,644,446
Short-term investments	1,011,814	—
Prepaid compensation, current portion	604,750	—
Prepaid and other current assets	351,396	236,349

Total current assets	3,955,555	11,880,795

Equipment and furnishings, net	447,579	227,413

Molecular library	447,567	—

Other assets —
Prepaid and other assets	198,055	216,076

Total assets	$5,048,756	$12,324,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,661,104	$738,135
Accrued expenses and other current liabilities	1,074,146	381,977

Total current liabilities	2,735,250	1,120,112
Accrued loss on facility abandonment	206,833	312,433
Deferred gain on sale of building	65,910	93,836
Deferred revenue	275,000	275,000

Total liabilities	3,282,993	1,801,381

Minority interest	170,671	330,287

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 40,190,000 and 34,392,000 shares issued at December 31, 2004 and 2003, respectively	40,190	34,392
Additional paid-in capital	110,028,327	102,239,460
Treasury stock, at cost (633,816 shares held, at cost, at December 31, 2004 and 2003)	(2,279,238)	(2,279,238)
Accumulated deficit	(106,194,187)	(89,801,998)

Total stockholders’ equity	1,595,092	10,192,616

Total liabilities and stockholders’ equity	$5,048,756	$12,324,284

The accompanying notes are an integral part of these consolidated balance sheets.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Income:
Service revenues	$—	$—	$22,453
License fees	428,164	94,000	1,051,000
Grant revenue	—	—	46,144

	428,164	94,000	1,119,597

Expenses:
Cost of service revenues	—	—	11,287
Research and development (includes non-cash stock compensation of $1,387,645 and $2,902,484 in 2004 and 2003, respectively)	6,012,903	4,387,599	767,102
In-process research and development	3,021,952	—	—
Common stock, stock options and warrants issued for selling, general and administrative	1,977,330	3,148,047	229,550
Selling, general and administrative	5,923,910	3,840,620	1,703,402
Depreciation and amortization	103,851	2,130	793,563
Severance and other contractual payments to officers	—	—	1,822,454
Asset impairment charge	—	—	920,939
Loss on facility abandonment	—	—	477,686

	17,039,946	11,378,396	6,725,983

Loss before other income	(16,611,782)	(11,284,396)	(5,606,386)
Other income —
Interest income	59,977	82,064	95,508

	(16,551,805)	(11,202,332)	(5,510,878)
Equity in losses from minority-owned entity	—	(6,662,031)	(664,758)
Minority interest in losses of subsidiary	159,616	19,763	—

Net loss	$(16,392,189)	$(17,844,600)	$(6,175,636)

Basic and diluted loss per common share	$(0.48)	$(0.65)	$(0.39)

Basic and diluted weighted average shares outstanding	34,325,636	27,324,794	16,004,155

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit	Stock	Total

Balance at December 31, 2001	11,459,012	$11,459	$74,632,292	$(65,781,762)	$(2,279,238)	$6,582,751
Issuance of common stock	324,999	326	109,408	—	—	109,734
Common stock issued for Acquisition of Global Genomics	8,948,204	8,948	5,785,014	—	—	5,793,962
Common stock and warrants issued in conjunction with acquisition of Global Genomics	548,330	548	899,693	—	—	900,241
Common stock issued in lieu of cash for officers severance and bonuses	863,382	863	517,882	—	—	518,745
Issuance of stock options/warrants	—	—	229,550	—	—	229,550
Net loss	—	—	—	(6,175,636)	—	(6,175,636)

Balance at December 31, 2002	22,143,927	22,144	82,173,839	(71,957,398)	(2,279,238)	7,959,347
Issuance of common stock for research and development	1,828,359	1,828	2,550,606	—	—	2,552,434
Common stock and warrants issued in connection with private placements	7,081,025	7,081	12,485,543	—	—	12,492,624
Issuance of common stock for services	700,000	700	1,534,050	—	—	1,534,750
Issuance of stock options/warrants	—	—	1,613,297	—	—	1,613,297
Options and warrants exercised	2,638,689	2,639	1,882,125	—	—	1,884,764
Net loss	—	—	—	(17,844,600)	—	(17,844,600)

Balance at December 31, 2003	34,392,000	34,392	102,239,460	(89,801,998)	(2,279,238)	10,192,616
Common stock and warrants issued in connection with private placements	4,100,000	4,100	3,899,900	—	—	3,904,000
Issuance of common stock for services	800,000	800	1,252,950	—	—	1,253,750
Issuance of stock options/warrants	—	—	2,111,225	—	—	2,111,225
Options and warrants exercised	897,688	898	524,792	—	—	525,690
Net loss	—	—	—	(16,392,189)	—	(16,392,189)

Balance at December 31, 2004	40,189,688	$40,190	$110,028,327	$(106,194,187)	$(2,279,238)	$1,595,092

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(16,392,189)	$(17,844,600)	$(6,175,636)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	103,851	2,130	793,563
Equity in losses from minority-owned entity	—	6,662,031	664,758
Minority interest in losses of subsidiary	(159,616)	(19,763)	—
Stock option and warrant expense	1,104,730	1,613,297	229,550
Common stock issued for services	872,600	1,534,750	—
Non-cash research and development	1,387,645	2,902,484	—
Asset impairment charge	—	—	920,939
Changes in assets and liabilities:
Note receivable	16,608	365,249	122,467
Prepaid and other assets	(768,433)	14,123	(379,849)
Accounts payable	922,969	658,188	(98,830)
Other liabilities	558,643	(181,044)	395,222

Total adjustments	4,038,997	13,551,445	2,647,820

Net cash used in operating activities	(12,353,192)	(4,293,155)	(3,527,816)

Cash flows from investing activities:
Purchases of short-term investments	(961,765)	—	(1,401,358)
Redemption of short-term investments	—	1,401,358	—
Net cash paid related to acquisition	—	—	(615,064)
Purchases of property and equipment	(771,584)	(228,459)	—
Disposals of property and equipment, net	—	—	30,142

Net cash (used in) provided by investing activities	(1,733,349)	1,172,899	(1,986,280)

Cash flows from financing activities —
Net proceeds from issuance of common stock	4,429,690	14,377,388	628,496

Net increase (decrease) in cash and cash equivalents	(9,656,851)	11,257,132	(4,885,600)
Cash and cash equivalents at beginning of year	11,644,446	387,314	5,272,914

Cash and cash equivalents at end of year	$1,987,595	$11,644,446	$387,314

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business
      CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with a development-stage subsidiary, CytRx Laboratories, Inc. (the “Subsidiary”), based in Worcester, Massachusetts (see Note 11). The Company’s small molecule therapeutics efforts include the clinical development of three, oral drug candidates that it acquired in October 2004, as well as a drug discovery operation conducted by the Subsidiary. The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV), as well as a DNA-based HIV vaccine technology and a cancer therapeutic technology. In addition, the Company has entered into strategic alliances with third parties to develop several of the Company’s other products.
      On October 4, 2004, CytRx acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The acquisition positions CytRx as a clinical-stage company with a Phase II trial for ALS with one of its new compounds, arimoclomol, expected to be initiated by the second quarter of 2005.
      To date, the Company has relied primarily upon selling equity securities and, to a lesser extent, upon payments from its strategic partners and licensees to generate the funds needed to finance its operations. Management believes the Company’s cash and cash equivalents balances will be sufficient to meet cash requirements into the second quarter of 2006. The Company will be required to obtain additional funding in order to execute its long-term business plans. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain significant additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

2.	Summary of Significant Accounting Policies
      Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of CytRx together with those of its majority-owned subsidiaries. The accounts of the Subsidiary are included since September 17, 2003 (see Note 11). The accounts of Global Genomics are included since July 19, 2002 (see Note 12).
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
      Basic and Diluted Loss per Common Share — Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options, warrants and convertible Subsidiary common stock) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 14.5 million shares, 10.1 million shares and 6.7 million shares at December 31, 2004, 2003 and 2002, respectively.
      Shares Reserved for Future Issuance — As of December 31, 2004, the Company has reserved approximately 5,488,974 of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans and warrants issued to consultants and investors.
      Stock-based Compensation — The Company grants stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants and warrants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants and warrants issued to employees for which the terms are fixed. For stock option grants and warrants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS 123”), provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company has continued to account for stock-based compensation for employees in accordance with APB 25 (See Note 14). The Company has also granted stock options and warrants to certain consultants and other third parties. Stock options and warrants granted to consultants and other third parties are accounted for in accordance with SFAS 123 and related interpretations and are valued at the fair market value of the options and warrants granted or the services received, whichever is more reliably measurable.

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

	2004	2003	2002

Net loss, as reported	$(16,392)	$(17,845)	$(6,176)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,376)	(928)	(1,229)

Pro forma net loss	$(17,768)	$(18,773)	$(7,405)

Loss per share, as reported (basic and diluted)	$(0.48)	$(0.65)	$(0.39)
Loss per share, pro forma (basic and diluted)	$(0.52)	$(0.69)	$(0.46)
      The fair value for the Company’s options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Weighted average risk free interest rate	4.25%	2.82%	2.74%
Dividend yields	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	1.09	0.99	0.99
Weighted average years outstanding	5.8	5.1	3.6
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
      Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
      Segment Information — Management uses consolidated financial information in determining how to allocate resources and assess financial performance. For this reason, the Company has determined that it is principally engaged in one industry segment.

3.	Recent Accounting Pronouncements
      Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) revised and issued SFAS 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 2 illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. SFAS 123(R) applies to all awards granted, modified, repurchased, or cancelled after June 30, 2005. We will early-adopt SFAS 123(R) effective January 1, 2005, using the modified prospective method. As a result of the adoption of this statement, our compensation expense for share-based payments is expected to be approximately $1.5 million in 2005.

4.	Investments
      At December 31, 2004 the Company held approximately $1.0 million in short-term investments. At December 31, 2003 the Company did not have any investments. The contractual maturities of securities held at December 31, 2004 were one year or less. At December 31, 2004, the Company classified all of its investments (consisting entirely of Certificates of Deposit) as held-to-maturity. The fair market value approximated the carrying costs and gross unrealized and realized gains/ losses were immaterial.

5.	Restricted Assets
      At December 31, 2004 and 2003, the Company held approximately $51,000 and $50,000, respectively, in investments (consisting entirely of Certificates of Deposit), reported in Prepaid and Other Current Assets in the accompanying consolidated balance sheets. The contractual maturities of securities held at December 31, 2004 were one year or less. At December 31, 2004 and 2003, the investments were pledged as collateral for a letter of credit for the same amount issued in connection with one of the Company’s lease agreements.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      Property and equipment at December 31 consist of the following (in thousands):

	2004	2003

Equipment and furnishings	$554	$229
Less — accumulated depreciation	(106)	(2)

Equipment and furnishings, net	448	227
Molecular library	447	—

Property and equipment, net	$895	$227

      At December 31, 2004, the molecular library had been purchased, but had not been placed in service by the Company, because the compounds had not been physically received. Therefore, no amortization of the related patents was recorded in fiscal 2004.
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

7.	Accrued Expenses
      Accrued Expenses — Accrued expenses and other current liabilities at December 31, 2004 and 2003 are summarized below (in thousands).

	2004	2003

Deferred gain on sale of building (current portion)	$28	$28
Accrued loss on facility abandonment (current portion)	106	106
Professional fees	359	171
Research and development costs	140	—
Accrued bonuses	181	—
Accrued settlement fee	200	—
Other miscellaneous	60	77

Total	$1,074	$382

8.	Facility Abandonment
      In the fourth quarter of 2002, the Company recorded a loss of approximately $478,000 associated with the closure of its Atlanta headquarters and relocation to Los Angeles subsequent to its merger with Global Genomics (see Note 12). This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income and is reflected in Note 9 — Commitments and Contingencies. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2004 and 2003, the accrued loss on facility abandonment was $312,000, $105,000 of which was reflected as a current liability and $207,000 as a non-current liability. As of December 31, 2003, the accrued loss on facility abandonment was $418,000, $106,000 of which was reflected as a current liability and $312,000 as a non-current liability. During 2004, the Company incurred expenditures totaling $210,000 for the abandoned facility and utilized $106,000 of the accrual related to the facility abandonment. During 2003, the Company incurred expenditures totaling $224,000 for the abandoned facility and utilized $145,000 of the accrual related to the facility abandonment.

9.	Commitments and Contingencies
      Minimum annual future obligations under operating leases, minimum annual future obligations under various license agreements and minimum annual future obligations under employment agreements consist of the following (in thousands):

	Operating	License	Employment
	Leases	Agreements	Agreements	Total

	(In thousands)
2005	$573	$2,363	$1,008	$3,944
2006	342	1,149	740	2,231
2007	229	226	240	695
2008	76	330	240	646
2009	—	330	—	330
2010 and thereafter	—	990	—	990

Total	$1,220	$5,388	$2,228	$8,836

      Under the various license agreements and sponsored research agreements with University of Massachusetts Medical School (“UMMS”) (see Note 17) and other institutions, CytRx will be required to make annual license maintenance payments as well as milestone payments, ranging from $11 million to $14 million per approved product, to UMMS and/or other institutions based on the development of products utilizing the licensed technology and will be required to pay royalties, based on future sales of those products, which will generally range from 3% to 7.5% of such sales, depending upon the product and the technology being utilized. In connection with the sponsored research agreements, CytRx agreed to fund certain pre-clinical research at UMMS and other institutions related to the use of CytRx’s licensed technologies for the development of therapeutic products.
      The Company has employment agreements with its executive officers, the terms of which expire at various times through July 2006. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the Compensation Committee’s determination, as well as for minimum bonuses that are payable. The reported commitment for employment agreements includes, among other things, a total of $1.0 million of compensation payable to members of CytRx’s Scientific Advisory Board, and a total of $1.2 million of salary and guaranteed bonuses payable to CytRx’s executives.
      Rent expense under operating leases during 2004, 2003 and 2002 was approximately $260,000, $258,000 and $171,000, respectively.

10.	Private Placements of Common Stock
      In October 2004, the Company entered into a Stock Purchase Agreement with a group of institutional and other investors (the “October 2004 Investors”). The October 2004 Investors purchased, for an aggregate purchase price of $4.0 million, 4,000,000 shares of the Company’s common stock and warrants to purchase an additional 3,080,000 shares of the Company’s common stock, at $1.69 per share, expiring in 2009. After

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consideration of offering expenses, net proceeds to the Company were approximately $3.7 million. The shares and the shares underlying the warrants issued to the October 2004 Investors were subsequently registered. In addition, the Company issued approximately $204,000 worth of common stock in January 2004.
      In September 2003, the Company entered into a Stock Purchase Agreement with a group of institutional and other investors (the “September 2003 Investors”). The September 2003 Investors purchased, for an aggregate purchase price of $8.7 million , 4,140,486 shares of the Company’s common stock and warrants to purchase an additional 1,035,125 shares of the Company’s common stock, at $3.05 per share, expiring in 2008. After consideration of offering expenses, net proceeds to the Company were approximately $7.7 million. The shares and the shares underlying the warrants issued to the September 2003 Investors were subsequently registered.
      In May 2003, the Company entered into a Stock Purchase Agreement with a group of institutional investors (the “May 2003 Investors”). The May 2003 Investors purchased, for an aggregate purchase price of $5.4 million , 2,940,539 shares of the Company’s common stock and warrants to purchase an additional 735,136 shares of the Company’s common stock, at $3.05 per share, expiring in 2008. After consideration of offering expenses, net proceeds to the Company were approximately $4.8 million. The shares and the shares underlying the warrants issued to the May 2003 Investors were subsequently registered.

11.	Investment in Subsidiary
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

12.	Merger with Global Genomics
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

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Current assets	$33,129
Investment in minority-owned entity — acquired developed technology	7,309,250
In-process research and development (recognized as an expense)	78,394
Less: Liabilities assumed	(56,283)

Total purchase price	$7,364,490

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
      As of December 31, 2003, the following assets related to Blizzard were reflected in CytRx’s balance sheets:

Investment in minority owned entity — acquired developed technology	$7,309,250
Receivable from Blizzard	16,640
Less: Accumulated amortization	(883,311)
Less: Equity-method losses to date	(574,381)
Less: Impairment charge	(5,868,198)

$—

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, $16,640 of receivable from Blizzard was recorded in prepaid and other current assets as of December 31, 2002.

13.	Severance Payments to Officers
      In accordance with a Mutual General Release and Severance Agreement in May 2004, the Company agreed to pay the Company’s former General Counsel, approximately $87,500 and 12 months of related benefits, and agreed to immediately vest options to purchase 87,500 shares of its common stock that were granted upon the commencement of his employment. In accordance with a Mutual General Release and Severance Agreement in May 2004, the Company agreed to pay the Company’s former Chief Financial Officer, approximately $150,000 and 18 months of related benefits, and agreed to immediately vest options to purchase 105,000 shares of its common stock that were granted upon the commencement of his employment.
      Pursuant to his employment agreement, CytRx’s former President and CEO (“Former CEO”) was entitled to a payment of $435,150 upon the execution of the merger agreement between CytRx and Global Genomics (see Note 11) and an additional $435,150 upon the closing of the merger. In order to reduce the amount of cash that CytRx had to pay to the Former CEO, CytRx and the Former CEO agreed that approximately $325,200 of the first $435,150 payment would be satisfied by CytRx granting a stock award to the Former CEO under the CytRx Corporation 2000 Long-Term Incentive Plan under which CytRx issued the Former CEO 558,060 shares of the Company’s common stock. Those shares of stock were issued at a value equal to 85% of the volume weighted average price of CytRx common stock for the 20 trading days ended on February 8, 2002. The cash payment and fair value of the shares issued were recognized as expense during the first quarter of 2002.
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

14.	Stock Options and Warrants
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
      In connection with the Company’s private equity financing that was consummated on October 4, 2004, the Company repriced warrants to purchase approximately 2.8 million shares of its common stock, as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that equity financing at a price below the closing market price on the date of the transaction. As a result of the modification, these warrants are required to be accounted for as variable options under APB 25 and related

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interpretations. Pursuant to the anti-dilution provision, the exercise price of those warrants was reduced from between $1.85 and $3.05 per share, to between $1.78 and $2.94 per share, and the number of shares underlying the warrants was increased to approximately 2.9 million.
      In connection with the Company’s acquisition of Global Genomics in July 2002 (see Note 12), CytRx issued 1,014,677 warrants to the holders of Global Genomics warrants in return for the cancellation of all of their outstanding Global Genomics warrants. The new warrants were 100% vested upon their issuance, have an exercise price of $0.01 per share and expire on January 31, 2007. Additionally, the acquisition of Global Genomics triggered the “Change of Control” provisions contained in the Company’s stock option plans and in the warrants held by the Company’s Former CEO, resulting in the immediate vesting of all outstanding warrants held by the Former CEO and of all outstanding stock options issued pursuant to the Company’s various stock options plans.
      During 2004, 2003 and 2002, services were received in exchange for stock options and warrants issued to certain consultants, resulting in aggregate non-cash charges of $1.1 million, $1.6 million and $230,000, respectively.
      A summary of the Company’s stock option and warrant activity and related information for the years ended December 31 is shown below.

				Weighted Average
	Stock Options and Warrants			Exercise Price

	2004	2003	2002	2004	2003	2002

Outstanding — beginning of year	10,130,119	6,626,826	5,532,478	$1.58	$1.00	$1.22
Granted	6,202,778	8,074,917	1,752,178	1.61	1.95	0.32
Exercised	(1,031,439)	(2,900,881)	(200,000)	0.75	0.78	0.01
Forfeited	(785,000)	(875,000)	(275,000)	2.13	0.35	0.80
Expired	(40,000)	(795,743)	(182,830)	1.69	2.30	1.28

Outstanding — end of year	14,476,458	10,130,119	6,626,826	1.73	1.74	1.00

Exercisable at end of year	11,872,314	7,402,886	6,559,326	$1.69	$1.58	$1.00
Weighted average fair value of stock options and warrants granted during the year:	$1.36	$0.78	$0.52
      The following table summarizes additional information concerning stock options and warrants outstanding and exercisable at December 31, 2004:

				Stock Options and Warrants
	Stock Options and Warrants Outstanding			Exercisable

		Weighted Average
		Remaining		Number of
	Number of	Contractual Life	Weighted Average	Shares	Weighted Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Exercisable	Exercise Price

$0.01	459,352	2.1	$0.01	459,352	$0.01
0.20 - 1.05	2,636,912	4.7	0.78	2,606,910	0.78
1.06 - 1.79	4,748,171	5.5	1.59	4,285,171	1.63
1.80 - 2.67	4,668,246	8.2	2.08	2,557,104	2.08
2.68 - 2.94	1,963,777	3.7	2.94	1,963,777	2.94

	14,476,458	5.8	$1.73	11,872,314	$1.69

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stockholder Protection Rights Plan
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

16.	Income Taxes
      For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $79.6 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire in 2005 through 2023 as of December 31, 2004. CytRx also has an aggregate of approximately $6.3 million of research and development and orphan drug credits available for offset against future income taxes that expire in 2005 through 2021.
      Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforward	$30,231	$27,047
Tax credit carryforward	6,363	6,628
Property and equipment and capital losses	4,559	5,488

Total deferred tax assets	41,153	39,163
Deferred tax liabilities — Depreciation and other	(2,665)	(2,683)

Net deferred tax assets	38,488	36,480
Valuation allowance	(38,488)	(36,480)

	$—	$—

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on assessments of all available evidence as of December 31, 2004 and 2003, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the net deferred income tax assets since it is management’s conclusion that it is more likely than not that the deferred tax assets will not be realized. Furthermore, it is likely the July 19, 2002 acquisition of Global Genomics caused a change of ownership as defined by Internal Revenue Code Section 382 which may substantially limit the ability of the Company to utilize net operating losses incurred prior to that date. Generally, the net operating losses will be limited to an annual utilization of approximately 4.9% of the purchase price of Global Genomics.
      For all years presented, the Company did not recognize any deferred tax assets or liabilities and deferred tax provision or benefit.
      The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	December 31,

	2004	2003	2002

Federal benefit at statutory rate	$(5,570)	$(6,066)	$(2,100)
State income taxes, net of Federal taxes	(655)	(1,070)	(371)
Permanent differences	1,103	1,200	319
Provision (benefit) related to change in valuation allowance	5,122	7,414	1,976
Other	—	(1,478)	176

	$—	$—	$—

17.	License Agreements
      University of Massachusetts Medical School — In April 2003, CytRx acquired the rights to new technologies by entering into exclusive license arrangements with the UMMS covering potential applications of the medical institution’s proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of obesity and type 2 diabetes, and amyotrophic lateral sclerosis, commonly known as Lou Gehrig’s disease (ALS), human cytomegalovirus, and covering UMMS’s proprietary technology with potential gene therapy applications within the area of cancer. In consideration of the licenses, CytRx made cash payments to UMMS totaling approximately $186,000 and issued it a total of 1,613,258 shares of CytRx common stock, which were valued for financial statement purposes at approximately $1,468,000. In May 2003, CytRx broadened its strategic alliance with UMMS by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology. In consideration of this license, CytRx made cash payments to UMMS totaling approximately $18,000 and issued it 215,101 shares of CytRx common stock, which were valued for financial statement purposes at approximately $361,000. In July 2004, CytRx further expanded its strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to CytRx certain new technologies developed at UMMS over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV and will give CytRx an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. As of December 31, 2004, CytRx had made cash payments to UMMS totaling $187,500 pursuant to the collaboration agreement with UMMS, but has not yet acquired or made any payments to acquire any options under that agreement.
      In May 2004, CytRx licensed from the technology transfer company of the Imperial College of Science, Technology & Medicine, or Imperial College, the exclusive rights to intellectual property covering a drug

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
screening method using RIP 140, which is a nuclear hormone co-repressor that is believed to regulate fat accumulation. In consideration of the license, CytRx made cash payments to Imperial College totaling $87,000 and issued it a total of 75,000 shares of CytRx common stock which were valued, for financial statement purposes, at $108,000. As the drug screening technology from Imperial College and the RNAi technology from UMMS had not achieved technological feasibility at the time of their license by CytRx, had no alternative future uses and, therefore, no separate economic value, the total value of all cash payments and stock issued for acquisition of the technology was expensed as research and development in our financial statements.

18.	Quarterly Financial Data (unaudited)
      Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands, except per share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2004
Total revenues	$100	$228	$—	$100
Net loss	(3,774)	(4,061)	(2,796)	(5,761)
Basic and diluted loss per common share:
Net loss	$(0.11)	$(0.12)	$(0.08)	$(0.15)
2003
Total revenues	$—	$3	$1	$90
Net loss	(914)	(5,046)	(8,777)	(3,108)
Basic and diluted loss per common share:
Net loss	$(0.04)	$(0.21)	$(0.30)	$(0.09)
      Quarterly and year to date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.

19.	Related Party Transactions
      In July 2002, the Company entered into an agreement with Kriegsman Capital Group (“KCG”), whereby KCG or its affiliate The Kriegsman Group (“TKG”) agreed to provide CytRx with office space and certain administrative services. KCG and TKG are owned by Steven A. Kriegsman, CytRx’s President and CEO. During the years ended December 31, 2003 and 2002, the Company made net payments of $70,000 and $59,000, respectively, to KCG under this agreement. The charges were determined based upon actual space used and estimated percentages of employee time used. The Company believes that such charges approximated the fair value of the space and services provided. In October 2003, the services and facilities agreement with KCG was terminated as substantially all of the on-going operations of KCG have ceased. The obligations under the facility lease at the Company’s headquarters were transferred from KCG to CytRx in July 2003 and are reflected in Note 9 — Commitments and Contingencies.
      Dr. Michael Czech, a 5% minority stockholder of the Subsidiary (see Note 11) and a member of CytRx’s and the Subsidiary’s Scientific Advisory Boards, is an employee of UMMS and party, as the principal investigator, to a sponsored research agreement between CytRx and UMMS. The Company recorded a minority interest liability of $350,050, representing the 5% interest in the Subsidiary held by Dr. Czech. Additionally, the Company recorded the fair value of 300,000 shares of its common stock as additional paid-in capital for the Company’s right to call and Dr. Czech’s right to put the remaining 5% interest in the Subsidiary

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to CytRx in exchange for a guaranteed amount of 300,000 shares of CytRx common stock. The fair value of these shares on the purchase date was approximately $723,000. During 2003, Dr. Czech was paid $18,000 for his Scientific Advisory Board services. In addition, upon the occurrence of certain events, Dr. Czech may receive up to an additional 350,000 shares of CytRx common stock. During 2004 and 2003, CytRx paid UMMS $806,000 and $403,000, respectively, under the sponsored research agreement to fund a portion of Dr. Czech’s research.

20.	Subsequent Event
      On January 20, 2005, the Company completed a $21.3 million private equity financing in which we issued 17,334,494 shares of our common stock and warrants to purchase an additional 8,667,247 shares of our common stock at an exercise price of $2.00 per share. Net of investment banking commissions, legal, accounting and other fees related to the transaction, we received proceeds of approximately $19.5 million. The following selected pro forma balance sheet data is derived from our balance sheet as of December 31, 2004 and gives effect to the completion of that private equity financing, but does not give effect to other events that

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
occurred since December 31, 2004 and thus may not be indicative of our current financial condition. The information should be read in conjunction with our balance sheet as of December 31, 2004 and related notes.

		Adjustments Related
	Actual as of	to January 2005	Pro Forma as of
	December 31, 2004	Financing	December 31, 2004

	(Audited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$2,999,000	$19,505,000	$22,504,000
Prepaid and other current assets	956,000	—	956,000

Total current assets	3,955,000	19,505,000	23,460,000
Non-current assets	1,093,000	—	1,093,000

Total assets	$5,048,000	$19,505,000	$24,553,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$3,283,000	$—	$3,283,000

Minority interest in subsidiary	170,000	—	170,000

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 40,190,000 shares issued at December 31, 2004	40,000	17,000	57,000
Additional paid-in-capital	110,028,000	19,488,000	129,516,000
Treasury stock, at cost (633,816 shares)	(2,279,000)	—	(2,279,000)
Accumulated deficit	(106,194,000)	—	(106,194,000)

Total stockholders’ equity	1,595,000	19,505,000	21,100,000

Total liabilities and stockholders’ equity	$5,048,000	$19,505,000	$24,553,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
CytRx Corporation
Los Angeles, California
      We have audited the accompanying consolidated balance sheets of CytRx Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation and subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CytRx Corporation
      We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of CytRx Corporation for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for CytRx Corporation for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 25, 2003

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

		Additions

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period

Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Bad Debts
Year ended December 31, 2004	$—	$—	$—	$—	$—
Year ended December 31, 2003	—	4,939	16,640	21,579	—
Year ended December 31, 2002	$39,050	$—	$—	$39,050	$—
Allowance for Deferred Tax Assets
Year ended December 31, 2004	$36,478,000	$—	$2,008,000	$—	$38,488,000
Year ended December 31, 2003	29,064,000	—	7,414,000	$—	36,478,000
Year ended December 31, 2002	$27,088,000	$—	$1,976,000	—	$29,064,000