Form 10-Q
period 2005-03-31
CYTRX CORP
filed 2005-05-16
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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

Yes ☐     No ☒

Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 13, 2005: 57,540,721.

CYTRX CORPORATION

Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and short-term investments	$19,522,394	$2,999,409
Prepaid and other current assets	630,480	956,146

Total current assets	20,152,874	3,955,555
Property and equipment, net	441,815	447,579
Molecular Library, net	440,108	447,567
Prepaid insurance and other assets	270,449	198,055

Total assets	$21,305,246	$5,048,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746,046	$1,661,104
Accrued expenses and other current liabilities	1,710,925	1,074,146

Total current liabilities	2,456,971	2,735,250
Accrued loss on facility abandonment	180,433	206,833
Deferred gain on sale of building	58,929	65,910
Deferred revenue	275,000	275,000

Total liabilities	2,971,333	3,282,993

Minority interest in subsidiary	131,973	170,671

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 58,047,000 and 40,190,000 shares issued at March 31, 2005 and December 31, 2004, respectively	58,047	40,190
Additional paid-in capital	130,143,810	110,028,327
Treasury stock, at cost (633,816 shares held at March 31, 2005 and December 31, 2004)	(2,279,238)	(2,279,238)
Accumulated deficit	(109,720,679)	(106,194,187)

Total stockholders’ equity	18,201,940	1,595,092

Total liabilities and stockholders’ equity.	$21,305,246	$5,048,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
License fees	$1,500	$100,000

Expenses:
Research and development (includes $52,000 and $1,104,000 of non-cash stock-based expense for the three month periods ended March 31, 2005 and March 31, 2004, respectively)	1,914,020	2,261,948
Depreciation and amortization	38,124	16,330
Common stock, stock options and warrants issued for general and administrative services	239,052	453,832
Selling, general and administrative	1,418,160	1,199,795

	3,609,356	3,931,905

Loss before other income (expense)	(3,607,856)	(3,831,905)
Other income (expense):
Interest income	42,666	23,306
Minority interest in losses of subsidiary	38,698	34,928

Net loss	$(3,526,492)	$(3,773,671)

Basic and diluted:
Loss per common share	$(0.07)	$(0.11)

Weighted average shares outstanding	53,325,092	34,215,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,526,492)	$(3,773,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,124	16,330
Minority interest in losses of subsidiary	(38,698)	(34,928)
Common stock, stock options and warrants issued for services	291,275	1,557,582
Net change in operating assets and liabilities	(58,388)	153,054

Total adjustments	232,213	1,692,038

Net cash used in operating activities	(3,294,179)	(2,081,633)

Cash flows from investing activities— Purchases of property and equipment	(24,901)	(95,103)

Net cash (used in) provided by investing activities	(24,901)	(95,103)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	251,619	353,590
Net proceeds from issuances of common stock	19,590,446	184,000

Net cash provided by financing activities	19,842,065	537,590

Net increase (decrease) in cash and cash equivalents	16,522,985	(1,639,146)
Cash and short-term investments at beginning of period	2,999,409	11,644,446

Cash and short-term investments at end of period	$19,522,394	$10,005,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)

1. Description of Company and Basis of Presentation

     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with a development-stage subsidiary, CytRx Laboratories, Inc. (the “Subsidiary”), based in Worcester, Massachusetts (see Note 11 to our financial statements for the year ended December 31, 2004). The Company’s small molecule therapeutics efforts include the clinical development of three, oral drug candidates that it acquired in October 2004, as well as a drug discovery operation conducted by the Subsidiary. The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV), as well as a DNA-based HIV vaccine technology. In addition, the Company has entered into strategic alliances with third parties to develop several of the Company’s other products.

     On October 4, 2004, CytRx acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The acquisition positions CytRx as a clinical-stage drug development company with a Phase II trial for ALS with one of its new compounds, arimoclomol, expected to be initiated in the second quarter of 2005.

     To date, the Company has relied primarily upon selling equity securities and, to a lesser extent, upon payments from its strategic partners and licensees to generate the funds needed to finance its operations. Management believes the Company’s cash and cash equivalents balances at March 31, 2005 will be sufficient to meet projected cash requirements into the second quarter of 2006. The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain significant additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

     The accompanying condensed consolidated financial statements at March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2004 have been derived from our audited financial statements as of that date, but do not include all of the footnote disclosures required by generally accepted accounting principles for a complete presentation of our financial statements. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2004. Our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Adoption of Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) revised and issued SFAS 123, Share-Based Payment
(SFAS 123(R)). SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 4 to our financial statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. SFAS 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations or financial position.

3. Loss Per Share

     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 24,286,000 and 11,278,000 shares at March 31, 2005 and 2004, respectively.

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(3,526)	$(3,774)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(190)	(324)

Pro forma net loss	$(3,716)	$(4,098)

Loss per share, as reported (basic and diluted)	$(0.07)	$(0.11)
Loss per share, pro forma (basic and diluted)	$(0.07)	$(0.11)

5. Liquidity and Capital Resources

     Based on the Company’s currently planned level of expenditures, it believes that it will have adequate working capital to allow it to operate at its currently planned levels into the second quarter of 2006. The Company is pursuing several sources of potential capital, although it does not currently have commitments from any third parties to provide us with capital. The Company will be required to obtain significant additional funding in order to execute its business plans.

6. Commitments and Contingencies

     As a result of the Company’s late filing of its Annual Report on Form 10-K for the year ended December 31, 2003, it was ineligible to register its common stock for resale by investors on Form S-3 until the end of March 2005. The Company’s ineligibility to register resales on Form S-3 through March 2005 may have created liability under certain of its registration rights agreements if the Company is not deemed to have reinstated certain existing registrations in a reasonable period of time so as to permit the holders to again be able to sell their shares under those registrations. The Company registered these resales in April 2005.

7. Equity Transactions

     On January 20, 2005, the Company completed a $21.3 million private equity financing in which it issued 17,334,494 shares of our common stock and warrants to purchase an additional 8,667,247 shares of its common stock at an exercise price of $2.00 per share. Net of investment banking commissions, legal, accounting and other fees related to the transaction, the Company received proceeds of approximately $19.4 million. In addition, during the three-month period ended March 31, 2005, the Company received $252,000 upon the exercise of stock options and warrants and approximately $158,000 upon the sale of shares of its common stock.

Item 2. – Management’s Discussion and Analysis of Financial Condition And Results of Operations

Forward Looking Statements

     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q, as well as those made in other filings with the SEC.

     All statements in this Quarterly Report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein and in documents incorporated by this Quarterly Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

     Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Quarterly Report, and including risks or uncertainties related to the early stage of our diabetes, obesity, cytomegalovirus, or CMV, and amyotrophic lateral sclerosis (also known as Lou Gehrig’s Disease or ALS) research, the need for future clinical testing of any small molecules and products based on ribonucleic acid interference, or RNAi, that may be developed by us, uncertainties regarding the scope of the clinical testing that may be required by regulatory authorities for our molecular chaperone co-induction drug candidates, and other products and the outcomes of those tests, the significant time and expense that will be incurred in developing any of the potential commercial applications for our small molecules or RNAi technology, our need for additional capital to fund our ongoing working capital needs, including ongoing research and development expenses related to our molecular chaperone co-induction drug candidates, risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products, and the impact of third party reimbursement policies on the use of and pricing for our products. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

Overview

     We are in the process of developing products, primarily in the areas of small molecule therapeutics and ribonucleic acid interference, or RNAi, for the human health care market. RNAi is a new technology for silencing genes in living cells and organisms. Development work on RNAi is still at an early stage, and we are aware of only two clinical tests of medical applications using RNAi that have yet been initiated by any party. Our small molecule therapeutics efforts include our clinical development of three oral drug candidates that we acquired in October 2004, as well as our drug discovery operations conducted at CytRx Laboratories. In addition to our work in RNAi and small molecule therapeutics, we are involved in the development of a DNA-based HIV vaccine and have entered into strategic alliances with respect to the development of several other products using our other technologies.

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

     On October 4, 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules based on molecular “chaperone” co-induction technology, with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The acquisition positions us as a clinical-stage drug development company, as we expect to initiate a Phase II trial for ALS with one of our new drug candidates, arimoclomol, in the second quarter of 2005.

     In April 2003, we acquired our first new technologies by entering into exclusive license agreements with the University of Massachusetts Medical School, or UMMS, covering potential applications for its proprietary RNAi technology in the treatment of specified diseases. At that time, we also acquired an exclusive license from UMMS covering its proprietary technology with potential gene therapy applications within the area of cancer. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology. In July 2004, we further expanded our strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over the next three years pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV, and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms.

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

Stock-based Compensation

     We grant stock options and warrants for a fixed number of shares to key employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants and warrants issued to employees and directors in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and, accordingly, recognize no compensation expense for the stock option grants and warrants issued to employees for which the terms are fixed.

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

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we have continued to account for stock-based compensation in accordance with APB 25 (See Notes 2 and 14 to our financial statements for the year ended December 31, 2004).

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

Estimated Facility Abandonment Accrual

     During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles, subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. As of March 31, 2005, we have a remaining lease closure accrual of $286,000. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount accrued as of March 31, 2005 and such difference may be material.

Liquidity and Capital Resources

     At March 31, 2005, we had cash, cash equivalents and short-term investments of $19.5 million and total assets of $21.3 million, compared to $3.0 million and $5.0 million, respectively, at December 31, 2004. Working capital totaled $17.7 million at March 31, 2005, compared to $1.2 million at December 31, 2004.

     To date, we have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate funds needed to finance the implementation of our plans of operations. We believe that the cash and short-term investments balances at March 31, 2005 will be sufficient to meet our cash requirements into the second quarter of 2006. We will be required to obtain significant additional funding in order to execute our business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plan and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

     In the three-month period ended March 31, 2005, net cash used in investing activities consisted of $25,000 for the purchase of property and equipment primarily relating to our obesity and diabetes subsidiary and its continuing needs. We expect capital spending to increase over the remainder of 2005 to provide for our increased research and development activities.

     Cash provided by financing activities in the three-month period ended March 31, 2005 was $19.8 million. The cash provided includes approximately $252,000 received upon the exercise of stock options and warrants. Additionally, we raised $19.6 million through the sale of equity, of which approximately $19.4 million was raised in connection with a private equity financing, net of expenses, that closed in January 2005. In the three-month period ended March 31, 2004, we received proceeds from the exercise of stock options and warrants totaling $354,000 and we raised an additional $184,000 from the issuance of common stock.

     Our net loss for the three-month period ended March 31, 2005 was $3.5 million, which resulted in net cash used in operating activities of $3.3 million. Adjustments to reconcile net loss to net cash used in operating activities for the three-month period ending March 31, 2005 were primarily $291,000 of common stock, options and warrants issued in lieu of cash for selling, general and administrative services which was partially off-set by a $58,000 change in operating assets and liabilities. Our net loss for the three month period ended March 31, 2004 was $3.8 million, which resulted in net cash used in operating activities of $2.1 million. Adjustments to reconcile net loss to net cash used in operating activities for the three-month period ending March 31, 2004 were primarily $1.6 million of common stock, options and warrants issued in lieu of cash for selling, general and administrative services which was partially off-set by a $153,000 change in operating assets and liabilities.

     Based on our currently planned level of expenditures, we believe that we will have adequate working capital to allow us to operate at our currently planned levels into the second quarter of 2006. Our strategic alliance with UMMS may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances is expected to be approximately $2.4 million during 2005, of which $600,000 had been expensed through March 31, 2005.

     We will require additional capital in order to fund ongoing research and development related to the drugs acquired from Biorex in October 2004. We expect to initiate a Phase II trial for ALS with one of the compounds, arimoclomol, in the second quarter of 2005, and estimate that the Phase II trial will require us to expend approximately $7.5 million over a period of twelve to eighteen months, including a $500,000 milestone payment that will become payable to Biorex upon the filing of an investigational new drug application.

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

Results of Operations

     We recorded a net loss of $3.5 million for the three-month period ended March 31, 2005, as compared to $3.8 million for the same period in 2004.

     We earned an immaterial amount in licensing fees during the three-months ended March 31, 2005. During the three-month period ended March 31, 2004, we earned a $100,000 milestone payment from a licensee of our Tranzfect technology. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2005, we are not anticipating receiving any significant licensing fees.

     Research and development expenses during 2004 were primarily the result of our efforts to develop RNAi through new and existing licensing agreements and sponsored research agreements, as well as research and development efforts performed at our obesity and diabetes subsidiary. Our subsidiary is working to develop small molecule inhibitors against proprietary protein targets identified through sponsored research agreements and licensing of intellectual property.

     In 2005, we expect our research and development expenses to increase primarily as a result of our planned initiation of a Phase II clinical trial with arimoclomol for the treatment of ALS in the second quarter of 2005. We estimate that the Phase II clinical trial will cost approximately $7.5 million and will last between 12 and 18 months. Included in our estimated cost of the Phase II clinical trial for arimoclomol is a $0.5 million milestone payment that may become payable to Biorex under certain circumstances. Additionally, we estimate that our costs related to the planned activities of our subsidiary to increase by approximately $1.0 million in 2005 as the subsidiary expands its research activities.

     Research and development expenses were $1.9 million during the three months ended March 31, 2005, as compared to $2.3 million for the same period in 2004. The research and development expenses incurred in the first three months of 2005 relate to (i) our commitments to fund research and development activities conducted at UMMS and Massachusetts General Hospital, (ii) the research and development activities of CytRx Laboratories and (iii) preparatory activities related to the planned initiation of our Phase II clinical trial for arimoclomol. Although our actual research and development expenses for the balance of 2005 could vary substantially, our research and development expense will remain substantial in the future as a result of our commitment to fund research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, our agreement to make specific cash payments to UMMS under our collaboration and invention disclosure agreement in consideration of their agreeing to disclose certain inventions to us and providing us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, our commitment to fund the on-going operations of CytRx Laboratories and our ongoing research and development expenses related to the drug candidates purchased from Biorex. Included in each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options issued to consultants were achieved, resulting in aggregate non-cash charges for research and development activities of $52,000 during the three month period ended March 31, 2005, and $1.1 million for the three months ended March 31, 2004.

     Depreciation and amortization expense was $38,000 during the three months ended March 31, 2005, as compared to $16,000 for the same period in 2004. The amounts in 2005 primarily relate to depreciation of fixed assets owned by our subsidiary and the amortization of the molecular screening library acquired from Biorex, which was put into service in the first quarter of 2005. The depreciation and amortization amounts for 2004 consist almost entirely of depreciation on assets acquired for our obesity and diabetes subsidiary during the first quarter of 2004.

     From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, or warrants at the fair market value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options and warrants issued to consultants were achieved, resulting in aggregate non-cash charges for general and administrative activities of $239,000 for the three-month period ended March 31, 2005 and $454,000 for the three-month period ended March 31, 2004.

     Selling, general and administrative expenses incurred were $1.4 million during the three-month period ended March 31, 2005, as compared to $1.2 million for the same period in 2004. The higher expenses incurred during the three-month period ended March 31, 2005 primarily resulted from increased salary expense associated with the hiring of an additional executive in July 2004, for which there was no corresponding executive during the first three months of 2004. We anticipate general and administrative expenses to increase over the remainder of 2005 as a result of, among other things, additional staffing related to our planned Phase II clinical trial for arimoclomol.

     Interest income was $43,000 for the three months ended March 31, 2005, as compared to $23,000 for the same period in 2004. The increase in interest income is due to the higher levels of cash and investments that were held during the first three months of 2005 compared to the smaller amounts in the same period in 2004.

     For the three months ended March 31, 2005 and 2004 respectively, we recorded $39,000 and $35,000 reductions to our losses as a result of the minority interest share in the losses of CytRx Laboratories. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.

Related Party Transactions

     Dr. Michael Czech, a 5% minority shareholder of CytRx Laboratories and a member of CytRx Laboratories’ Scientific Advisory Boards, is an employee of UMMS and is the principal investigator for a sponsored research agreement between CytRx and UMMS. During the three-month periods ended both March 31, 2005 and 2004, we incurred expenses to UMMS related to Dr. Czech’s sponsored research agreement of $202,000, and we paid $20,000 to Dr. Czech for his services on the Scientific Advisory Board.

Risk Factors

We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future

     We have incurred significant losses over the past five years, including net losses of $3.5 million for the three months ended March 31, 2005 (on an unaudited basis) and $16.4 million, $17.8 million and $6.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and we had an accumulated deficit of approximately $110 million as of March 31, 2005. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. Ee anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the United States Food and Drug Administration, or FDA, and commercial sales of any of these products can begin.

We Have No Source of Significant Recurring Revenues, Which Makes Us Dependent on Financing to Sustain Our Operations

     Our revenues were $428,000, $94,000 and $1.1 million during the years ended December 31, 2004, 2003 and 2002, respectively. We did not have any significant revenue in the first three months of 2005, and will not have significant recurring operating revenues until at least one of the following occurs:

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

     We are likely to incur negative cash flow from operations until such time, if ever, as we can generate significant recurring revenues. On January 26, 2005, we completed a private placement financing and received net proceeds of approximately $19.4 million. Although we believe that we have adequate financial resources to support our currently planned level of operations into the second quarter of 2006, we will be dependent on obtaining financing from third parties to continue to meet our obligations to UMMS, and maintain our operations, including our planned levels of operations for our obesity and type 2 diabetes subsidiary and our ongoing research and development efforts related to the drug candidates acquired from Biorex. We have no commitments from third parties to provide us with any additional debt or equity financing. Accordingly, future financing may be unavailable to us or only available on terms that substantially dilute our existing stockholders. A lack of needed financing could force us to reduce the scope of, or terminate, our operations, or to seek a merger with or be acquired by another company. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our stockholders or at all.

Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us

     License fees paid to us with respect to our TranzFect technology have represented all of our revenue during the three months ended March 31, 2005, and 93%, 81% and 94% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect, Merck, and Vical, may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. However, Vical has only recently commenced two Phase I clinical trials of products utilizing TranzFect as a component of a vaccine to prevent CMV. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but any vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. In the Merck trials, although the formulation of the tested vaccine using TranzFect was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.

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

     We may also seek to acquire products from third parties that already are being marketed or have previously been marketed. We have not yet identified any of these products. Even if we do identify such products, it may be difficult for us to acquire them with our limited financial resources and, if we acquire products using our securities as currency, we may incur substantial shareholder dilution. We do not have any prior experience in acquiring or marketing products and may need to find third parties to market these products for us. We may also seek to acquire products through a merger with one or more companies that own such products. In any such merger, the owners of our merger partner could be issued or hold a substantial, or even controlling, amount of stock in our company or, in the event that the other company is the surviving company, in that other company.

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

     Our strategic alliance with UMMS will require us to make significant expenditures to fund research at the institution relating to the development of therapeutic products based on the UMMS proprietary technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMMS. We estimate that the aggregate amount of these expenditures under our current commitments will be $2.4 million for 2005 (of which $600,000 had been expensed through March 31, 2005), approximately $1.5 million for 2006 and approximately $310,000 for 2007. We have also agreed to fund approximately $209,000 of sponsored research at Massachusetts General Hospital during 2005 (of which $69,000 had been expensed through March 31, 2005) and 2006. Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million. In addition, the agreement pursuant to which we acquired the clinical and pharmaceutical assets of Biorex provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products, including a $500,000 milestone payment that will become payable to Biorex upon the filing of an investigational new drug application related to our planned Phase II trial for arimoclomol. In the event that we were to successfully develop any of those products, the milestone payments could aggregate up to $4.2 million. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.

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

     The expenditures potentially required under our agreements with UMMS and ABL, together with the operating capital requirements of our obesity and type 2 diabetes subsidiary, our planned sponsored research funding for Massachusetts General Hospital and our development of the drug candidates acquired from Biorex, substantially exceed our current financial resources. Although we raised approximately $19.4 million in January 2005, net of transaction expenses, those required expenditures will nonetheless require us to raise additional capital or to secure a licensee or strategic partner to fulfill our obligations to UMMS and to develop any products based on the technologies that we have licensed from UMMS or any products that we acquired from Biorex, and to continue the operations of our subsidiary at the currently contemplated level. If we are unable to meet our various financial obligations under license agreements with UMMS, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our subsidiary.

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

     We expect to initiate Phase II clinical testing for arimoclomol for ALS in the second quarter of 2005, however there are no assurances that the FDA will permit the clinical testing to begin on our anticipated schedule or that the clinical testing, once initiated, will be successful. We believe that the FDA may accept the completion of a successful Phase II clinical trial as sufficient to enable us to submit a New Drug Application, or NDA, however there are no guarantees that the FDA will accept our Phase II study in lieu of a Phase III clinical trial. If the FDA requires us to complete a Phase III clinical trial, the cost of development of arimoclomol will increase significantly beyond our estimated costs, and the time to completion of clinical testing would be delayed. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for arimoclomol that could be more difficult, expensive and time-consuming than our planned end point. Although we anticipate developing arimoclomol for the treatment of ALS, arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes and we may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol would show any efficacy for any other indications.

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

     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Benitec Ltd., Nucleonics, Inc. and a number of the multinational pharmaceutical companies. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type II diabetes, including among others the diabetes drugs Avandia® by Glaxo SmithKline PLC, Actos® by Eli Lilly & Co. and Takeda Chemical Industries, Ltd., Glucophage® by Bristol-Myers Squibb Co., Symlin® and Byetta™ by Amylin Pharmaceuticals, Inc. and Starlix® by Novartis and the obesity drugs Xenical® by F. Hoffman-La Roche Ltd. and Meridia® by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., Epimmune, Inc., AlphaVax, Inc. and Immunitor Corporation. In addition, we are aware of two companies founded by ex-employees of Biorex that have patents and patent applications covering technology that is similar to the molecular chaperone co-induction technology that we acquired from Biorex.

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

     Although we do not expect Flocor to have direct competition from other products currently available or that we are aware of that are being developed related to Flocor’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that Flocor would have to compete against, such as tissue plasminogen activator, or t-PA, and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though Flocor acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, Flocor would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia® (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Dacogen™, which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21TM marketed by Antigenics, Inc. and adjuvants marketed by Corixa Corp. Blizzard’s products, if ever developed, will compete with a number of currently marketed products, including those offered by Axon Instruments, Inc., Affymetrix, Inc., Applied Precision, LLC, Perkin Elmer, Inc. and Agilent Technologies, Inc.

We Do Not Have the Ability to Manufacture Any of Our Products and Will Need to Rely upon Third Parties for the Manufacture of Our Clinical and Commercial Product Supplies

     We do not currently have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products, including the supply of arimoclomol necessary to initiate our planned Phase II clinical trial. Accordingly, we are and will be dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies, or we will need to acquire the ability to manufacture these supplies ourselves, which could be very difficult, time-consuming and costly. We have a manufacturing supply arrangement in place with respect to the clinical supplies for the planned Phase II trial for arimoclomol for ALS, however there can be no assurance that that those clinical supplies will be manufactured in a timely fashion or to our specifications. Any delay in our receipt of the necessary clinical supplies could delay the initiation of the Phase II trial. We do not otherwise have manufacturing supply arrangements for our other product candidates, including any of the licensed RNAi technology, the other drug candidates acquired from Biorex or, with the exception of the clinical supplies for the current Phase I trial, the HIV vaccine product that utilizes the HIV vaccine technology that we have licensed from UMMS. There can be no assurance that we will be able to secure needed manufacturing supply arrangements, or acquire the ability to manufacture the products ourselves, on attractive terms or at all. Delays in, or a failure to, secure these arrangements or abilities could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets

     We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for the technologies that we acquired from Biorex and for our TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. In particular, although we conducted certain due diligence regarding the patents and patent applications acquired from Biorex and received certain representations and warranties from Biorex in connection with the acquisition, the patents and patent applications acquired from Biorex were issued or filed, as applicable, prior to our acquisition and thus there can be no assurance that the validity and ownership of those patents and patent applications will be upheld if challenged by third parties. We have a nonexclusive license to a patent owned by UMMS and the Carnegie Institution of Washington that claims various aspects of gene silencing, or genetic inhibition by double-stranded RNA, but there can be no assurance that this patent will withstand possible third-party challenges or otherwise protect our technologies from competition. The medical applications of the gene silencing technology and the other technologies that we have licensed from the UMMS also are claimed in a number of pending patent applications, but there can be no assurance that these applications will result in any issued patents or that those patents will withstand third-party challenges or protect our technologies from competition. Moreover, we are aware of at least one other issued United States patent claiming broad applications for RNAi, and many patent applications covering different methods and compositions in the field of RNAi therapeutics have been and are expected to be filed, and certain organizations or researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. We are aware that at least one of our competitors is seeking patent coverage in the RNAi field that could restrict our ability to develop certain RNAi-based therapeutics.

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

Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock

     As of March 31, 2005, there were outstanding stock options and warrants to purchase approximately 24.3 million shares of our common stock at exercise prices ranging from $0.01 to $2.94 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders.

     In August 2003, we registered with the SEC for resale by the holders a total of 14,408,252 shares of our outstanding common stock and an additional 3,848,870 shares of our common stock issuable upon exercise of outstanding options and warrants, which shares and options and warrants were issued primarily in connection with our merger with Global Genomics and the $5.4 million private equity financing that we completed in May 2003. In December 2003, we registered a total of 6,113,448 shares of our common stock, consisting of the 5,175,611 shares issued, or that are issuable upon exercise of the warrants issued, in connection with the $8.7 million private equity financing that we completed in September 2003, and an additional 937,837 shares of our common stock that we issued, or that are issuable upon the exercise of warrants that we issued, to certain other third parties. In April 2004, we became temporarily ineligible to continue to use Form S-3 for both of those registrations until April 2005. Our ineligibility to register resales on Form S-3 for that period may have created liability under certain of our registration rights agreements if we were not deemed to have amended the existing registrations in a reasonable period of time so as to permit the holders to again be able to sell their shares under those registrations. In April 2005, we reinstated the registrations, thus permitting the holders to again be able to sell their shares under these registrations. In November 2004, we registered 4,000,000 shares of our common stock and an additional 3,080,000 shares of our common stock issuable upon the exercise of warrants in connection with the $4,000,000 private equity financing that we completed in October 2004, and an additional 1,550,000 shares of our common stock issued or issuable upon exercise of warrants to other third parties. In February 2005, we registered 17,334,494 shares of our common stock and an additional 9,909,117 shares of our common stock issuable upon the exercise of warrants in connection with the $21.3 million private equity financing that we completed in January 2005. Both the availability for public resale of these various shares and the actual resale of these shares could adversely affect the trading price of our common stock.

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

Changes in Stock Option Accounting Rules May Adversely Impact Our Reported Operating Results, Our Stock Price and Our Competitiveness in the Employee Marketplace

     In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a range of other stock-based compensation arrangements, including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We will have to apply the new financial accounting rules beginning in the first quarter of 2006. We have depended in the past upon compensating our officers, directors, employees and consultants with such stock-based compensation awards in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock-based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. The expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees could result in a competitive disadvantage to us in the employee marketplace.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments that are sensitive to changes in interest rates are our investments and cash equivalents. As of March 31, 2005, we held no investments other than amounts invested in money market accounts or certificates of deposits. We are not subject to any other material market risks.

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

PART II— OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

     In February 2005, we sold to Troy & Gould Professional Corporation 100,000 shares of our common stock at $1.58 per share. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

     In January 2005, we issued 156,155 shares of our common stock to the Alexander L. and Linda Cappello 2001 Family Trust upon its exercise of warrants to purchase 435,002 shares of our common stock. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. – Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: May 16, 2005	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1x	Employment Agreement dated April 29, 2005 between CytRx Corporation and Dr. Scott Wieland

31	Certifications Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 4, 2005.