Form 10-Q
period 2005-06-30
CYTRX CORP
filed 2005-08-15
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 10, 2005: 58,824,537.

CYTRX CORPORATION
Form 10-Q

Page
PART I. FINANCIAL INFORMATION
Item 1 Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)	1
Condensed Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2005 and 2004 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2005 and 2004 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3 Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	27
Item 6 Exhibits	27
SIGNATURES	28
INDEX TO EXHIBITS	29

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and short-term investments	$15,772,758	$2,999,409
Prepaid and other current assets	419,073	956,146

Total current assets	16,191,831	3,955,555
Property and equipment, net	411,493	447,579
Molecular library, net	417,730	447,567
Goodwill	183,780	—
Prepaid insurance and other assets	147,326	198,055

Total assets	$17,352,160	$5,048,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$410,477	$1,661,104
Accrued expenses and other current liabilities	2,379,688	1,074,146

Total current liabilities	2,790,165	2,735,250
Accrued loss on facility abandonment	154,033	206,833
Deferred gain on sale of building	51,948	65,910
Deferred revenue	275,000	275,000

Total liabilities	3,271,146	3,282,993

Minority interest in subsidiary	—	170,671

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 58,824,000 and 40,190,000 shares issued at June 30, 2005 and December 31, 2004, respectively	58,824	40,190
Additional paid-in capital	130,531,241	110,028,327
Treasury stock, at cost (633,816 shares, at cost, held at June 30, 2005 and December 31, 2004)	(2,279,238)	(2,279,238)
Accumulated deficit	(114,229,813)	(106,194,187)

Total stockholders’ equity	14,081,014	1,595,092

Total liabilities and stockholders’ equity	$17,352,160	$5,048,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
License fees	$—	$228,164	$1,500	$328,164
Other	—	—	—	—

Total revenues	—	228,164	1,500	328,164

Expenses:
Research and development (includes $38,000 and $90,000 of non-cash stock-based expense for the three and six month periods ended June 30, 2005, respectively, and $167,000 and $1,294,000 of non-cash stock-based expense for the three and six month periods ended June 30, 2004, respectively)	2,915,969	1,356,876	4,829,989	3,641,880
Depreciation and amortization	62,288	25,478	100,412	41,808
Common stock, stock options and warrants issued for general and administrative services	77,012	374,511	316,064	805,287
Selling, general and administrative	1,537,683	2,582,904	2,955,843	3,782,699

	4,592,952	4,339,769	8,202,308	8,271,674

Loss before other income (expense)	(4,592,952)	(4,111,605)	(8,200,808)	(7,943,510)
Other income:
Interest income	41,066	16,447	83,730	39,753
Minority interest in losses of subsidiary	42,753	34,329	81,452	69,257

Net loss	$(4,509,133)	$(4,060,829)	$(8,035,626)	$(7,834,500)

Basic and diluted:
Loss per common share	$(0.08)	$(0.12)	$(0.14)	$(0.23)

Weighted average shares outstanding	57,542,340	34,954,360	55,509,421	34,641,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,035,626)	$(7,834,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,412	41,808
Minority interest in losses of subsidiary	(81,452)	(69,257)
Common stock, stock options and warrants issued for services	406,483	2,099,260
Net change in operating assets and liabilities	575,956	938,445

Total adjustments	1,001,399	3,010,256

Net cash used in operating activities	(7,034,227)	(4,824,244)

Cash flows from investing activities—
Purchases of property and equipment	(34,489)	(319,242)

Net cash used in investing activities	(34,489)	(319,242)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	251,619	418,589
Net proceeds from issuances of common stock	19,590,446	184,000

Net cash provided by financing activities	19,842,065	602,589

Net increase (decrease) in cash and cash equivalents	12,773,349	(4,540,897)
Cash and short-term investments at beginning of period	2,999,409	11,644,446

Cash and short-term investments at end of period	$15,772,758	$7,103,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with a subsidiary, CytRx Laboratories, Inc. (the “Subsidiary”), based in Worcester, Massachusetts (see Note 11 to our financial statements for the year ended December 31, 2004). On June 30, 2005, the Company purchased the remaining 5% interest in the Subsidiary owned by Dr. Michael Czech, a member of the Company’s Scientific Advisory Board, and as a result the Subsidiary is now wholly owned by the Company. The Company’s small molecule therapeutics efforts include the clinical development of three oral drug candidates that it acquired in October 2004, as well as a drug discovery operation conducted by the Subsidiary. The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV), as well as a DNA-based HIV vaccine technology. In addition, the Company has entered into strategic alliances with third parties to develop several of the Company’s other products.
     On October 4, 2004, CytRx acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The acquisition positions CytRx as a clinical-stage drug development company with a Phase II trial for ALS with one of its new compounds, arimoclomol, planned to be initiated subject to and promptly following the clearance of the clinical trial by the U.S. Food and Drug Administration, or FDA. The Company anticipates that this trial could be initiated before the end of 2005 and possibly within the third quarter of this year.
     To date, the Company has relied primarily upon selling equity securities and, to a lesser extent, upon payments from its strategic partners and licensees, to generate the funds needed to finance its operations. Management believes the Company’s cash and cash equivalents balances at June 30, 2005 are sufficient to meet projected cash requirements into the second quarter of 2006. The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain significant additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
     The accompanying condensed consolidated financial statements at June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2004 have been derived from our audited financial statements as of that date, but do not include all of the footnote disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of our financial statements. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2004. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Adoption of Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised and issued SFAS 123, Share-Based Payment (SFAS 123(R)).
     The Company is currently determining what impact the new statement will have on its results of operations and financial position for future periods. SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 4 to the Company’s financial statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. SFAS 123(R) is effective with respect to our financial statements as of the beginning of the first annual reporting period that begins after June 15, 2005.
     In March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”) which expressed views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R.
     FAS 154 relates to the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. The reporting of corrections of an error by restating previously issued financial statements is also addressed by this statement. FAS 154 applies to pronouncements in the event they do not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless the period specific effects or cumulative effects of an accounting change are impracticable to determine, in which case the new accounting principle is required to be applied to the assets and liabilities as of the earliest period practicable, with a corresponding adjustment made to opening retained earnings. Prior to FAS 154, most accounting changes were recorded effective at the beginning of the year of change, with the cumulative effect at the beginning of the year of change recorded as a charge or credit to earnings in the period a change was adopted. FAS 154 will be effective for us on accounting changes and corrections of errors beginning in 2006. FAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in the transition phase as of the effective date of FAS 154.
3. Loss Per Share
     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 24,890,000 and 10,425,000 shares at June 30, 2005 and 2004, respectively.
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
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,509)	$(4,061)	$(8,036)	$(7,835)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(185)	(326)	(374)	(650)

Pro forma net loss	$(4,694)	$(4,387)	$(8,410)	$(8,485)

Loss per share, as reported (basic and diluted)	$(0.08)	$(0.12)	$(0.14)	$(0.23)
Loss per share, pro forma (basic and diluted)	$(0.08)	$(0.13)	$(0.15)	$(0.24)
5. Liquidity and Capital Resources
     Based on the Company’s currently planned level of expenditures, it believes that has adequate working capital to allow it to operate at its currently planned levels into the second quarter of 2006. The Company is pursuing several sources of potential capital, although it does not currently have commitments from any third parties to provide capital. The Company will be required to obtain significant additional funding in order to execute its business plans. Certain recent developments, including the FDA’s placing the Company’s arimoclomol Phase II trial on clinical hold and the Company’s receipt of notice from the Nasdaq Stock Market that the Company’s shares will be subject to delisting from Nasdaq if the Company’s shares do not satisfy that market’s minimum bid price requirement, may adversely affect the Company’s ability to obtain its required financing or the terms or timing of securing that financing.
6. Equity Transactions
     On January 20, 2005, the Company completed a $21.3 million private equity financing in which it issued 17,334,494 shares of its common stock and warrants to purchase an additional 8,667,247 shares of its common stock at an exercise price of $2.00 per share. Net of investment banking commissions, legal, accounting and other fees related to the transaction, the Company received proceeds of approximately $19.4 million. In addition, during the three-month period ended March 31, 2005, the Company received $252,000 upon the exercise of stock options and warrants and approximately $158,000 upon the sale of shares of its common stock.
     On June 30, 2005, the Company issued 650,000 shares of its common stock to Dr. Michael Czech as part of a transaction in which the Company purchased Dr. Czech’s 5% interest in the Subsidiary, which, as a result of the purchase, is now a wholly-owned subsidiary of CytRx. The purchase of Dr. Czech’s interest in the Subsidiary was consummated pursuant to the terms of a Stockholders Agreement dated September 17, 2003, by and among CytRx, the Subsidiary and Dr. Czech, 300,000 of the shares of CytRx common stock issued to Dr. Czech were unrestricted and in exchange for his 5% interest in the Subsidiary. That stock was valued at $0.91 per share for financial statement purposes. The transaction was accounted for using purchase accounting, and resulted in $184,000 of goodwill for financial statement purposes, which represents the difference between the market value of the 300,000 unrestricted shares issued to Dr. Czech and the fair value of the minority interest at June 30, 2005.
     The remaining 350,000 shares of CytRx common stock issued to Dr. Czech are restricted and will vest subject to the occurrence of certain events set forth in a Restricted Stock Agreement dated June 30, 2005, by and between Dr. Czech and CytRx.
     During the quarter ended June 30, 2005, the Company did not receive any funds from the exercise of stock options and warrants.

7. Subsequent Event
     In July 2005, the Company amended its Certificate of Incorporation to increase the authorized number of shares of its common stock from 100,000,000 to 125,000,000 shares.

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

     On October 4, 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules based on molecular “chaperone” co-induction technology, with broad therapeutic applications in neurology, diabetes and cardiology. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The acquisition positions us as a clinical-stage drug development company, as we expect to initiate a Phase II trial for ALS with one of our new drug candidates, arimoclomol, which has been granted Orphan Drug status by the FDA for the treatment of ALS. We have filed an investigational new drug application (IND) for this trial, which the FDA has placed on clinical hold pending our providing additional information to that agency. Subject to our ability to provide this information, we plan to commence this trial promptly following the removal by the FDA of the clinical hold on this trial.
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
     As part of our strategic alliance with UMMS, we agreed to fund certain discovery and pre-clinical research at UMMS relating to the use of our technologies, licensed from UMMS, for the development of therapeutic products within certain fields. Although we intend to internally fund the early stage development work for certain product applications (including obesity, type 2 diabetes and ALS) and may seek to fund the completion of the development of certain of these product applications (such as ALS), we may also seek to secure strategic alliances or license agreements with larger pharmaceutical companies to fund the early stage development work for other gene silencing product applications and for subsequent development of those potential products where we fund the early stage development work.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised and issued SFAS 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) is effective with respect to our financial statements as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently determining what impact the new statement will have on our results of operations and financial position for future periods. SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 4 to our financial statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

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
Estimated Facility Abandonment Accrual
     During 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and relocation to Los Angeles, subsequent to our merger with Global Genomics. This loss represents the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease income. This accrued charge was combined with deferred rent of $85,000 already recorded, so that the total accrual related to the facility abandonment was $563,000 as of December 31, 2002. As of June 30, 2005, we have a remaining lease closure accrual of $260,000. To the extent that we are able to negotiate a termination of the Atlanta lease, our operating costs are different or our estimates related to sublease income are different, the total loss ultimately recognized may be different than the amount accrued as of June 30, 2005 and such difference may be material.
Liquidity and Capital Resources
     At June 30, 2005, we had cash, cash equivalents and short-term investments of $15.8 million and total assets of $17.4 million, compared to $3.0 million and $5.0 million, respectively, at December 31, 2004. Working capital totaled $13.4 million at June 30, 2005, compared to $1.2 million at December 31, 2004.
     To date, we have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate funds needed to finance the implementation of our plans of operations. We believe that the cash and short-term investments balances at June 30, 2005 will be sufficient to meet our cash requirements into the second quarter of 2006. We will be required to obtain significant additional funding in order to execute our business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plan and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
     In the six-month period ended June 30, 2005, net cash used in investing activities consisted of $34,000 for the purchase of property and equipment primarily relating to our obesity and diabetes subsidiary and its continuing needs. We expect capital spending to increase over the remainder of 2005 to provide for our increased research and development activities.
     Cash provided by financing activities in the six-month period ended June 30, 2005 was $19.8 million. The cash provided includes approximately $252,000 received upon the exercise of stock options and warrants. Additionally, we raised $19.6 million through the sale of equity, of which approximately $19.4 million was raised in connection with a private equity financing, net of expenses, that closed in January 2005. In the six-month period ended June 30, 2004, we received proceeds from the exercise of stock options and warrants totaling $419,000 and we raised an additional $184,000 from the issuance of common stock.

     Our net loss for the six-month period ended June 30, 2005 was $8.0 million, which resulted in net cash used in operating activities of $7.0 million. Adjustments to reconcile net loss to net cash used in operating activities for the six-month period ending June 30, 2005 include $406,000 of common stock, options and warrants issued in lieu of cash for research and development and selling, general and administrative services, as well as a net change in assets and liabilities of $495,000 and the recording of $100,000 depreciation expense. Our net loss for the six month period ended June 30, 2004 was $7.8 million, which resulted in net cash used in operating activities of $4.8 million. Adjustments to reconcile net loss to net cash used in operating activities for the six-month period ending June 30, 2004 were primarily $1.7 million of common stock, options and warrants issued in lieu of cash for selling, general and administrative services and $382,000 worth of common stock issued in connection with certain license agreements..
     Based on our currently planned level of expenditures, we believe that we have adequate working capital to allow us to operate at our currently planned levels into the second quarter of 2006. Our strategic alliance with UMMS may require us to make significant expenditures to fund research at that medical institution relating to developing therapeutic products based on that institution’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances is expected to be approximately $2.4 million during 2005, of which $1.2 million had been expensed through June 30, 2005.
     We will require additional capital in order to fund ongoing research and development related to the drugs acquired from Biorex in October 2004. We expect to initiate a Phase II trial for ALS with one of the compounds, arimoclomol, subject to and promptly following the FDA removing its clinical hold on this trial. We anticipate that this trial could be initiated before the end of 2005 and possibly within the third quarter of this year. We estimate that the Phase II trial will require us to expend approximately $9.0 million over a period of 18 to 24 months, including a $500,000 milestone payment that was paid to Biorex in July 2005 following the filing of an investigational new drug application. However, we may incur substantial additional expense and the trial may be delayed if the FDA requires us to generate additional pre-clinical or clinical data in connection with the clinical trial, or the FDA requires us to revise significantly our planned protocol for this trial.
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
     We intend also to pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings, gifts and grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources. Certain recent developments, including the FDA’s placing the Company’s arimoclomol Phase II trial on clinical hold and the Company’s receipt of notice from the Nasdaq Stock Market that the Company’s shares will be subject to delisting from Nasdaq if the Company’s shares do not satisfy that market’s minimum bid price requirement, may adversely affect the Company’s ability to obtain its required financing or the terms or timing of securing that financing. Depending upon the outcome of our fund raising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.
     We expect to incur significant losses for the foreseeable future and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations
     We recorded net losses of $4.5 million and $8.0 million for the three-month and six-month periods ended June 30, 2005, as compared to $4.1 million and $7.8 million for the same periods in 2004.
     We earned an immaterial amount in licensing fees during the three and six-month periods ended June 30, 2005. During the three and six-month periods ended June 30, 2004, we earned $228,000 and $328,000 from milestone payments from a licensee of our Tranzfect technology. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2005, we are not anticipating receiving any significant licensing fees.
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
     In 2005, we expect our research and development expenses to increase primarily as a result of our planned initiation of a Phase II clinical trial with arimoclomol for the treatment of ALS before the end of 2005. We estimate that the Phase II clinical trial will cost approximately $9.0 million and will last between 18 and 24 months. Included in our estimated cost of the Phase II clinical trial for arimoclomol is a $0.5 million milestone payment that was expensed by us in the second quarter of 2005 and paid to Biorex in July 2005. The FDA has placed the Company’s arimoclomol Phase II trial on clinical hold; if management is unable to clear the clinical hold on a timely basis, the clinical trial could cost more than our current estimate. Additionally, we estimate that our costs related to the planned activities of our subsidiary to increase by approximately $1.0 million in 2005 as the subsidiary expands its research activities.
     Research and development expenses were $2.9 million and $4.8 million during the three and six-month periods ended June 30, 2005, as compared to $1.4 million and $3.6 million for the same periods in 2004. The research and development expenses incurred in the first six months of 2005 relate to (i) our commitments to fund research and development activities conducted at UMMS and Massachusetts General Hospital, (ii) the research and development activities of CytRx Laboratories and (iii) preparatory activities related to the planned initiation of our Phase II clinical trial for arimoclomol. Although our actual research and development expenses for the balance of 2005 could vary substantially, our research and development expense will remain substantial in the future as a result of our commitment to fund research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, our agreement to make specific cash payments to UMMS under our collaboration and invention disclosure agreement in consideration of their agreeing to disclose certain inventions to us and providing us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, our commitment to fund the on-going operations of CytRx Laboratories and our ongoing research and development expenses related to the drug candidates purchased from Biorex. Included in each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options issued to consultants were achieved, resulting in aggregate non-cash charges for research and development activities of $38,000 and $90,000 during the three and six-month periods ended June 30, 2005, and $167,000 and $1.3 million for the three and six-month periods ended June 30, 2004.
     Depreciation and amortization expense was $62,000 and $100,000 during the three and six-month periods ended June 30, 2005, as compared to $25,000 and $42,000 for the same periods in 2004. The amounts in 2005 primarily relate to depreciation of fixed assets owned by our subsidiary and the amortization of the molecular screening library acquired from Biorex, which was put into service in the first quarter of 2005. The depreciation and amortization amounts for 2004 consist almost entirely of depreciation on assets acquired for our obesity and diabetes subsidiary during the first six months of 2004.
     From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, or warrants at the fair market value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options and warrants issued to consultants were achieved, resulting in aggregate non-cash charges for general and administrative activities of $77,000 and $316,000 for the three and six-month periods ended June 30, 2005 and $375,000 and $805,000 for the three and six-month periods ended June 30, 2004.
     Selling, general and administrative expenses incurred were $1.5 million and $3.0 million during the three and six-month periods ended June 30, 2005, as compared to $2.6 million and $3.8 million for the same periods in 2004. The higher expenses incurred during the three and six-month periods ended June 30, 2004 primarily resulted from accounting fees associated with our change in auditors in 2004, severance payments to certain former executives, and legal fees related to both of the foregoing during those periods. We anticipate general and administrative expenses to increase over the remainder of 2005 as a result of, among other things, additional staffing related to our planned Phase II clinical trial for arimoclomol.
     Interest income earned was $41,000 and $84,000 for the three and six-month periods ended June 30, 2005, as compared to $16,000 and $40,000 for the same periods in 2004. The increase in interest income is due to the higher levels of cash and investments that were held during the first six months of 2005 compared to the smaller amounts in the same period in 2004.
     For the three and six-month periods ended June 30, 2005, we recorded $43,000 and $81,000 reductions to our losses as a result of the minority interest share in the losses of CytRx Laboratories and $34,000 and $69,000 for the corresponding periods in 2004. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations. On June 30, 2005, we purchased Dr. Michael Czech’s 5% interest in CytRx Laboratories, which, as a result of the purchase, is now a wholly-owned subsidiary of CytRx. The purchase of Dr. Czech’s interest in CytRx Laboratories was consummated pursuant to the terms of a Stockholders Agreement dated September 17, 2003, by and among CytRx, CytRx Laboratories and Dr. Czech, 300,000 shares of CytRx common stock issued to Dr. Czech were unrestricted and in exchange for his 5% interest in CytRx Laboratories. That stock was valued at $0.91 per share for financial statement purposes. The transaction was accounted for using purchase accounting, and resulted in $184,000 of goodwill for financial statement purposes, which represents the difference between the market value of the 300,000 unrestricted shares issued to Dr. Czech and the fair value of the minority interest at June 30, 2005.
Related Party Transactions
     Dr. Michael Czech, a 5% minority shareholder of CytRx Laboratories until June 30, 2005 and a member of CytRx Laboratories’ Scientific Advisory Boards, is an employee of UMMS and is the principal investigator for a sponsored research agreement between CytRx and UMMS. During the six-month periods ended both June 30, 2005 and 2004, we incurred expenses to UMMS related to Dr. Czech’s sponsored research agreement of $402,000, and we paid $40,000 to Dr. Czech for his services on the Scientific Advisory Board.
Risk Factors
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have incurred significant losses over the past five years, including net losses of $4.5 million and $8.0 million for the three and six month periods ended June 30, 2005 (on an unaudited basis) and $16.4 million, $17.8 million and $6.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and we had an accumulated deficit of approximately $114.2 million as of June 30, 2005 (on an unaudited basis). Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. We anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin.
We Have No Source of Significant Recurring Revenues, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenues were $428,000, $94,000 and $1.1 million during the years ended December 31, 2004, 2003 and 2002, respectively. We did not have any significant revenue in the first six months of 2005, and will not have significant recurring operating revenues until at least one of the following occurs:

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
     We are likely to incur negative cash flow from operations until such time, if ever, as we can generate significant recurring revenues. On January 26, 2005, we completed a private placement financing and received net proceeds of approximately $19.4 million. Although we believe that we have adequate financial resources to support our currently planned level of operations into the second quarter of 2006, we will be dependent on obtaining financing from third parties to continue to meet our obligations to UMMS, and maintain our operations, including our planned levels of operations for our obesity and type 2 diabetes subsidiary and our ongoing research and development efforts related to our small molecule drug candidates.
     We have no commitments from third parties to provide us with any additional debt or equity financing. Accordingly, future financing may be unavailable to us or only available on terms that substantially dilute our existing stockholders. A lack of needed financing could force us to reduce the scope of, or terminate, our operations, or to seek a merger with or be acquired by another company. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our stockholders or at all. Certain recent developments, including the FDA’s placing our arimoclomol clinical trial on hold (with the resulting uncertainty as to the conditions under which and timing as to when we may commence this trial) and our receipt of notice from the Nasdaq Stock Market that our shares will be subject to delisting from Nasdaq if our shares do not satisfy that market’s minimum bid price requirement, may adversely affect our ability to obtain the financing we require or the terms or timing of securing that financing.
Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us
     License fees paid to us with respect to our TranzFect technology have represented all of our revenue during the three and six month periods ended June 30, 2005, and 93%, 81% and 94% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect, Merck, and Vical, may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. However, Vical has only recently commenced two Phase I clinical trials of products utilizing TranzFect as a component of a vaccine to prevent CMV. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but any vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. In the Merck trials, although the formulation of the tested vaccine using TranzFect was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.
We Have Changed Our Business Strategy, Which Will Require Us, in Certain Cases, to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products
     Following our merger with Global Genomics, we modified our business strategy of internally developing Flocor and the other, then-current, potential products that we had not yet licensed to third parties. Instead, we began to seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that would provide for those companies to be responsible for the development and marketing of those products. In June 2004, we licensed Flocor, the primary potential product that we held prior to the Global Genomics merger and which we had not already licensed to a third party, to SynthRx, Inc., a recently formed Houston, Texas-based biopharmaceutical company, under a strategic alliance that we entered into with that company in October 2003. Although we intend to internally fund or carry out a significant portion of the research and development related to at least one of our small molecule drug candidates, and, through our subsidiary, the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMMS, and we may seek to fund all of the later stage development work for our potential ALS products, the completion of the development, manufacture and marketing of these products is likely to require, in many cases, that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies for this purpose.
     There can be no assurance that any of our products will have sufficient potential commercial value to enable us to secure strategic alliances, license agreements or other collaborative arrangements with suitable companies on attractive terms or at all. If we are unable to enter into collaborative agreements, we may not have the financial or other resources to continue development of a particular product or the development of any of our products. In connection with the Phase I clinical trial currently being conducted by UMMS and Advanced BioScience Laboratories, or ABL, on an HIV vaccine candidate that utilizes a technology that we licensed from UMMS, we do not have a commercial relationship with the company that provided an adjuvant for the vaccine for the trial. If we are not able to enter into an agreement with this company on terms favorable to us or at all, we may be unable to use some or all of the results of the clinical trial as part of our clinical data for obtaining FDA approval of this vaccine, which will delay the development of the vaccine.
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
     Our strategic alliance with UMMS will require us to make significant expenditures to fund research at the institution relating to the development of therapeutic products based on the UMMS proprietary technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMMS. We estimate that the aggregate amount of these expenditures under our current commitments will be $2.4 million for 2005 (of which $1.2 million had been expensed through June 30, 2005), approximately $1.5 million for 2006 and approximately

$310,000 for 2007. We have also agreed to fund approximately $209,000 of sponsored research at Massachusetts General Hospital during 2005 (of which $69,000 had been expensed through March 31, 2005) and 2006. Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million. In addition, the agreement pursuant to which we acquired the clinical and pharmaceutical assets of Biorex provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products, including a $500,000 milestone payment that was paid to Biorex in July 2005 following the filing of an investigational new drug application related to our planned Phase II trial for arimoclomol. In the event that we were to successfully develop any of those products, the milestone payments could aggregate up to $4.2 million. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.
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
     The expenditures potentially required under our agreements with UMMS and ABL, together with the operating capital requirements of our obesity and type 2 diabetes subsidiary, our planned sponsored research funding for Massachusetts General Hospital and our development of our small molecule drug candidates, substantially exceed our current financial resources. Although we raised approximately $19.4 million in January 2005, net of transaction expenses, those required expenditures will nonetheless require us to raise additional capital or to secure a licensee or strategic partner to fulfill our obligations to UMMS and to develop any products based on the technologies that we have licensed from UMMS or any products that we acquired from Biorex, and to continue the operations of our subsidiary at the currently contemplated level. If we are unable to meet our various financial obligations under license agreements with UMMS, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our subsidiary.
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
     We are planning to initiate Phase II clinical testing for arimoclomol for ALS subject to and promptly following the FDA’s clearance of the IND that we have filed for this trial. However, there are no assurances that the FDA will permit the clinical testing to begin or that the clinical testing, once initiated, will be successful. In July 2005, the

FDA placed our planned Phase II trial of arimoclomol for the treatment of ALS on clinical hold pending the receipt by that agency of additional information from us, and in August 2005, the FDA requested certain specific information from us and an amendment to our proposed protocol for this trial. The revised protocol will increase the time and expense necessary to carry out this trial, and any additional requirements imposed by the FDA to permit the trial to begin could add further time and expense for us to carry out this trial.
     We believe that the FDA may accept the completion of a successful Phase II clinical trial as sufficient to enable us to submit a New Drug Application, or NDA; however there are no guarantees that the FDA will accept our Phase II study in lieu of a Phase III clinical trial. If the FDA requires us to complete a Phase III clinical trial, the cost of development of arimoclomol will increase significantly beyond our estimated costs, and the time to completion of clinical testing would be delayed. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for arimoclomol that could be more difficult, expensive and time-consuming than our planned end point. Although we anticipate developing arimoclomol for the treatment of ALS, arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes and we may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol would show any efficacy for any other indications.
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
     Bimoclomol has been tested in two Phase II clinical trials where it was shown to be safe, but where it did not show efficacy for diabetic neuropathy, the indication for which it was tested. We intend to develop this compound for other therapeutic indications; however there can be no guarantee that this compound will be effective in treating any diseases. In addition, the FDA may require us to perform new safety clinical trials, which would be expensive and time consuming and would delay development of bimoclomol. There is no guarantee that any additional clinical trials will be successful or that the FDA will approve any of these products and allow us to begin selling them in the United States.
Our Obesity and Type 2 Diabetes Subsidiary May Not Be Able to Develop Products
     In order to develop new obesity and type 2 diabetes products, our subsidiary, CytRx Laboratories, will first need to identify appropriate drug targets and pathways. We will be using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify highly promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and effective against these targets. The development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources that are available for this purpose. We are currently seeking a strategic alliance with a major pharmaceutical or biotechnology company to complete the development, clinical testing and manufacturing and marketing of our potential obesity and type 2 diabetes products, which are at an early stage of development, but we may not be able to secure such a strategic partner on attractive terms or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on the prior experience and current efforts of Dr. Michael P. Czech, the Chairman of the Scientific Advisory Board of our subsidiary, Dr. Jack Barber, our Senior Vice President — Drug Development, and Dr. Mark A. Tepper, the President of our subsidiary and a Vice President of CytRx Corporation, in establishing the scientific goals and strategies of our subsidiary.
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
     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Benitec Ltd., Nucleonics, Inc. and a number of the multinational pharmaceutical companies. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type II diabetes, including among others the diabetes drugs Avandia® by Glaxo SmithKline PLC, Actos® by Eli Lilly & Co. and Takeda Chemical Industries, Ltd., Glucophage® by Bristol-Myers Squibb Co., Symlin® and Byetta™ by Amylin Pharmaceuticals, Inc. and Starlix® by Novartis and the obesity drugs Xenical® by F. Hoffman-La Roche Ltd. and Meridia® by Abbott Laboratories. Generic versions of certain of these drugs have been introduced to the market or are likely to be introduced in the future, which may put pricing pressure on other drugs, including ones that we may develop, for these disease indications. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., Epimmune, Inc., AlphaVax, Inc. and Immunitor Corporation. In addition, we are aware of two companies founded by ex-employees of Biorex that have patents and patent applications covering technology that is similar to the molecular chaperone co-induction technology that we acquired from Biorex.
     Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Guilford Pharmaceuticals, Inc., Phytopharm plc, Cephalon, Inc. and Ceregene, Inc.
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
We Cannot Assure You of the Continued Listing of Our Common Stock on the Nasdaq Market
     On June 7, 2005, we received a notice from the Nasdaq Stock Market informing us that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). The letter stated that under Marketplace Rule 4310(c)(8)(D), we will be provided with 180 calendar days, or until December 5, 2005, to regain compliance with Marketplace Rule 4310(c)(4). To regain compliance, anytime before December 5, 2005, the bid price of the our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.
     On December 5, 2005, if we meet the Nasdaq SmallCap Market initial inclusion criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, we may be provided with an additional 180 calendar day compliance period to demonstrate compliance. If we are not eligible for an additional compliance period at that time, Nasdaq Staff will provide written notification that our common stock will be delisted. Upon such notice, we may appeal this Nasdaq Staff determination to a Listing Qualifications Panel, pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. There can be no assurance that, if we do appeal the Nasdaq Staff’s determination, that such appeal would be successful. Additionally, we must continue to meet all other continued listing requirements; our failure to do so may result in a notice of delisting for which we would be unable to request a hearing. Our potential delisting may result in loss of investor confidence, loss of analyst coverage and depression of our stock price, would could have a material adverse effect on our business and financial prospects.
     There can be no assurance that our common stock will come into compliance with Nasdaq’s minimum bid price requirement before December 5, 2005. We continue to monitor the bid price for our common stock. If our common stock does not trade at a level that is likely to regain compliance, our Board of Directors will consider options available to us to achieve compliance. There can be no assurance that our Board of Directors will be able to implement a change that would enable us to regain compliance with the minimum bid requirement. If our common stock is delisted from the Nasdaq SmallCap Market, we could trade on the OTC Bulletin Board, which is substantially less liquid than the Nasdaq Small Cap Market. If our common stock is delisted from the Nasdaq Small Cap Market, the trading market for our common stock could be disrupted, which could make it difficult for investors to trade in our common stock and may result in a reduction in the market price of shares of our common stock.
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
Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of June 30, 2005, there were outstanding stock options and warrants to purchase approximately 24.9 million shares of our common stock at exercise prices ranging from $0.01 to $2.94 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments that are sensitive to changes in interest rates are our investments and cash equivalents. As of June 30, 2005, we held no investments other than amounts invested in money market accounts or certificates of deposit. We are not subject to any other material market risks.
Item 4 — Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1 — Legal Proceedings
     In June 2005, we received notification from the Massachusetts State Ethics Commission, or the Massachusetts Commission, that we had been released from a preliminary conflict of interest inquiry without a finding of any wrongdoing on our part. We had been notified in February 2004 that the Massachusetts Commission had initiated a preliminary inquiry into whether our previous retention of a consultant who introduced us to the University of Massachusetts Medical School constituted an improper conflict of interest under Massachusetts’ ethics laws.
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: August 15, 2005	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman

10.2*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Matthew Natalizio

10.3*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Dr. Jack Barber

10.4*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Benjamin S. Levin

10.5*	Schedule of Non-Employee Director Compensation adopted on July 18, 2005

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.