Form 10-Q
period 2005-09-30
CYTRX CORP
filed 2005-11-14
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(310) 826-5648
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).

Yes	☐	No	☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 9, 2005: 58,90,792.

CYTRX CORPORATION
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and short-term investments	$11,212,309	$2,999,409
Prepaid and other current assets	459,361	956,146

Total current assets	11,671,670	3,955,555
Property and equipment, net	380,048	447,579
Molecular library, net	395,352	447,567
Goodwill	183,780	—
Prepaid insurance and other assets	103,118	198,055

Total assets	$12,733,968	$5,048,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551,433	$1,661,104
Accrued expenses and other current liabilities	1,240,243	1,074,146

Total current liabilities	1,791,676	2,735,250
Accrued loss on facility abandonment	—	206,833
Deferred gain on sale of building	—	65,910
Deferred revenue	275,000	275,000

Total liabilities	2,066,676	3,282,993

Minority interest in subsidiary	—	170,671

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 58,825,000 and 40,190,000 shares issued at September 30, 2005 and December 31, 2004, respectively	58,825	40,190
Additional paid-in capital	130,609,987	110,028,327
Treasury stock, at cost (633,816 shares, at cost, held at September 30, 2005 and December 31, 2004)	(2,279,238)	(2,279,238)
Accumulated deficit	(117,722,282)	(106,194,187)

Total stockholders’ equity	10,667,292	1,595,092

Total liabilities and stockholders’ equity	$12,733,968	$5,048,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
License fees	$—	$—	$1,500	$328,164

Other	10,000	—	10,000	—

	10,000	—	11,500	328,164

Expenses:

Research and development (includes $32,000 and $122,000 of non-cash stock-based expense for the three and nine-month periods ended September 30, 2005, respectively, and $40,000 and $1,334,000 of non-cash stock-based expense for the three and nine-month periods ended September 30, 2004, respectively)	1,990,963	1,326,566	6,820,952	4,968,446
Depreciation and amortization	58,074	31,828	158,486	73,636
Common stock, stock options and warrants issued for general and administrative services	26,497	134,314	342,561	939,601
Selling, general and administrative	1,467,356	1,360,343	4,423,198	5,143,042

	3,542,890	2,853,051	11,745,197	11,124,725

Loss before other income	(3,532,890)	(2,853,051)	(11,733,697)	(10,796,561)
Other income:
Interest income	40,420	10,995	124,150	50,748
Minority interest in losses of subsidiary	—	46,353	81,452	115,610

Net loss	$(3,492,470)	$(2,795,703)	$(11,528,095)	$(10,630,203)

Basic and diluted:
Loss per common share	$(0.06)	$(0.08)	$(0.20)	$(0.30)

Weighted average shares outstanding	58,190,792	35,306,313	56,367,717	34,865,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,528,095)	$(10,630,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,486	73,636
Minority interest in losses of subsidiary	(81,452)	(115,610)
Gain on Atlanta lease termination	(163,000)	—
Common stock, stock options and warrants issued for services	485,230	2,273,574
Net change in operating assets and liabilities	(461,594)	802,760

Total adjustments	(62,330)	3,034,360

Net cash used in operating activities	(11,590,425)	(7,595,843)

Cash flows from investing activities—
Purchases of property and equipment	(38,740)	(321,371)

Net cash used in investing activities	(38,740)	(321,371)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	251,619	525,689
Net proceeds from issuances of common stock	19,590,446	184,000

Net cash provided by financing activities	19,842,065	709,689

Net increase (decrease) in cash and cash equivalents	8,212,900	(7,207,525)
Cash and short-term investments at beginning of period	2,999,409	11,644,446

Cash and short-term investments at end of period	$11,212,309	$4,436,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with a laboratory located in Worcester, Massachusetts. On September 30, 2005, the Company completed the merger of CytRx Laboratories, Inc., previously a wholly owned subsidiary of the Company and the owner of its Massachusetts laboratory, with and into the Company. The Company’s small molecule therapeutics efforts include the clinical development of three oral drug candidates that it acquired in October 2004, as well as a drug discovery operation conducted by its Massachusetts laboratory. The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV). In addition, the Company recently announced that a novel HIV DNA + protein vaccine exclusively licensed to the Company and developed by researchers at University of Massachusetts Medical School and Advanced BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. The Company has entered into strategic alliances with third parties to develop several of the Company’s other products.
     On October 4, 2004, CytRx acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The Company recently entered the clinical stage of drug development with the initiation of a Phase II clinical trial with its lead small molecule product candidate arimoclomol for the treatment of ALS. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration.
     To date, the Company has relied primarily upon selling equity securities and, to a lesser extent, upon payments from its strategic partners and licensees and upon proceeds received upon the exercise of options and warrants, to generate the funds needed to finance its operations. Management believes the Company’s cash and cash equivalents balances at September 30, 2005 are sufficient to meet projected cash requirements into the second quarter of 2006. The Company will be required to obtain significant additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain significant additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows. The inability to obtain such financing would adversely affect its ability to obtain an opinion without a going concern qualification from its independent registered public accounting firm in March 2006 with respect to its 2005 financial statements.
     The accompanying condensed consolidated financial statements at September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2004 have been derived from our audited financial statements as of that date.
     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2004. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
2. Adoption of Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised and issued Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123(R)”), which replaced SFAS 123 and eliminates the alternative of using the Accounting Principles Board (“APB”) Opinion No. 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 4 to the Company’s financial statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. SFAS 123(R) is effective with respect to our financial statements beginning in 2006. The adoption of SFAS 123R will have a material impact on the Company’s results of operations, but will not impact the Company’s financial position. Assuming that the Company grants equity awards in 2006 at similar levels to those granted in 2004 and 2005, the estimated stock-based compensation expense for 2006 will range from approximately $1.0 million to $2.0 million. However, the calculation of compensation cost for share-based payment transactions may differ significantly from the Company’s estimates due to the uncertainty of additional equity awards which may be granted, the unpredictability of the fair value of stock options granted and the estimated expected forfeiture rates.
     In March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”), expressing the staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in “Management’s Discussion and Analysis” subsequent to adoption of SFAS No. 123R.
     SFAS 154 relates to the accounting for and reporting of a change in accounting principles and applies to all voluntary changes in accounting principles. The reporting of corrections of an error by restating previously issued financial statements is also addressed by this statement. SFAS 154 applies to pronouncements in the event they do not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless the period specific effects or cumulative effects of an accounting change are impracticable to determine, in which case the new accounting principle is required to be applied to the assets and liabilities as of the earliest period practicable, with a corresponding adjustment made to opening retained earnings. Prior to SFAS 154, most accounting changes were recorded effective at the beginning of the year of change, with the cumulative effect at the beginning of the year of change recorded as a charge or credit to earnings in the period a change was adopted. SFAS 154 will be effective for us for accounting changes and corrections of errors beginning in 2006. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in the transition phase as of the effective date of SFAS 154.
3. Loss Per Share
     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents that were excluded from the computation of diluted loss per share totaled approximately 25.0 million and 11.3 million shares at September 30, 2005 and 2004, respectively.
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
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,492)	$(2,796)	$(11,528)	$(10,630)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(130)	(360)	(504)	(1,009)

Pro forma net loss	$(3,622)	$(3,156)	$(12,032)	$(11,639)

Loss per share, as reported (basic and diluted)	$(0.06)	$(0.08)	$(0.20)	$(0.31)
Loss per share, pro forma (basic and diluted)	$(0.06)	$(0.09)	$(0.21)	$(0.33)
5. Liquidity and Capital Resources
     Based on the Company’s currently planned level of expenditures, management believes that it has adequate working capital to allow it to operate at its currently planned levels into the second quarter of 2006. The Company is pursuing several sources of potential capital, although it does not currently have commitments from any third parties to provide capital. The Company will be required to obtain significant additional funding in order to maintain its operations, including its Phase II clinical program with arimoclomol for ALS, its planned levels of operations for its obesity and type 2 diabetes laboratory and its ongoing research and development efforts related to its other small molecule drug candidates, and in order to continue to meet its obligations under its existing licensing arrangements. The possibility that the Company’s shares will be delisted from Nasdaq if the Company continues not to satisfy Nasdaq’s minimum bid price requirement may adversely affect the Company’s ability to obtain its required financing or the terms or timing of securing that financing.
6. Equity Events
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
     On June 30, 2005, the Company issued 650,000 shares of its common stock to Dr. Michael Czech as part of a transaction in which the Company purchased Dr. Czech’s 5% interest in CytRx Laboratories, which has subsequently been merged with and into CytRx. The purchase of Dr. Czech’s interest in CytRx Laboratories was consummated pursuant to the terms of a Stockholders Agreement dated September 17, 2003, by and among CytRx, CytRx Laboratories and Dr. Czech, 300,000 of the shares of CytRx common stock issued to Dr. Czech were unrestricted and in exchange for his 5% interest in CytRx Laboratories. That stock was valued at $0.91 per share for financial statement purposes. The transaction was accounted for using purchase accounting, and resulted in $184,000 of goodwill for financial statement purposes, which represents the difference between the market value of the 300,000 unrestricted shares issued to Dr. Czech and the fair value of the minority interest at June 30, 2005. The remaining 350,000 shares of CytRx common stock issued to Dr. Czech are restricted and will vest subject to the occurrence of certain events set forth in a Restricted Stock Agreement dated June 30, 2005, by and between Dr. Czech and CytRx.
     In July 2005, the Company amended its Certificate of Incorporation to increase the authorized number of shares of its common stock from 100,000,000 to 125,000,000 shares.
     During the quarter ended September 30, 2005, the Company did not receive any funds from the exercise of stock options or warrants.
7. Termination of Atlanta Facility Lease
     Subsequent to the Company’s merger with Global Genomics in 2002, it recorded a loss of $563,000 associated with the closure of its Atlanta headquarters and its relocation to Los Angeles. This loss represented the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease rental income and deferred rent at the time. In August 2005, the Company entered into a lease termination agreement pursuant to which it was released from all future payment obligations on the lease in exchange for a one-time $110,000 cash payment and the forfeiture of a $49,000 security deposit. As a result of this agreement, the Company realized a $163,000 offset against its current period general and administrative expenses, and its future minimum lease commitments decrease by $200,000 for each of 2006 and 2007 and by $75,000 for 2008.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations
Forward Looking Statements
     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q, as well as those made in other filings with the SEC.
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
     Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Quarterly Report, and including risks or uncertainties regarding: our need for significant additional capital to fund our ongoing working capital needs; the scope of the clinical testing that may be required by regulatory authorities for our molecular chaperone co-induction drug candidates, including with respect to arimoclomol for the treatment of ALS, and other products and the outcomes of those tests; uncertainties related to the early stage of our diabetes, obesity, cytomegalovirus, or CMV, and ALS research; the need for future clinical testing of any small molecules and products based on ribonucleic acid interference, or RNAi, that may be developed by us; the significant time and expense that will be incurred in developing any of the potential commercial applications for our small molecules or RNAi technology; and risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.
Overview
     We are in the process of developing products, primarily in the areas of small molecule therapeutics and ribonucleic acid interference, or RNAi, for the human health care market. Our small molecule therapeutics efforts include our clinical development of three oral drug candidates that we acquired in October 2004, including a Phase II trial initiated in September 2005, as well as our drug discovery operations conducted at our laboratory in Worcester, Massachusetts. Development work on RNAi, a relatively recent technology for silencing genes in living cells and organisms, is still at an early stage, and we are aware of only two clinical tests of medical applications using RNAi that have yet been initiated by any party. In addition to our work in RNAi and small molecule therapeutics, we recently announced that a novel HIV DNA + protein vaccine exclusively licensed to us and developed by researchers at the University of Massachusetts Medical School, or UMMS, and Advanced BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. We have also entered into strategic alliances with respect to the development of several other products using our other technologies.
     On October 4, 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules based on molecular “chaperone” co-induction technology, with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. We recently entered the clinical stage of drug development with the initiation of a Phase II clinical program with its lead small molecule product candidate arimoclomol for the treatment of ALS. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration.
     The initial Phase II clinical trial that we have initiated for arimoclomol for ALS (which we refer to as the Phase IIa trial) is a multicenter, double-blind, placebo-controlled study of approximately 80 ALS patients at eight to ten centers across the U.S. Patients will receive either placebo (a capsule without drug), or one of three dose levels of arimoclomol capsules three times daily, for a period of 12 weeks. The primary endpoints of this Phase IIa trial are safety and tolerability. Secondary endpoints include a preliminary evaluation of efficacy using two widely accepted surrogate markers, the revised ALS Functional Rating Scale (ALSFRS-R), which is used to determine patients’ capacity and independence in 13 functional activities, and Vital Capacity (VC), an assessment of lung capacity. The trial is powered to monitor only extreme responses in these two categories.
     Depending upon the results of the Phase IIa trial, we plan to initiate a subsequent Phase II trial (which we refer to as the Phase IIb trial) that will be powered to detect more subtle efficacy responses. Although this second trial is still in the planning stages and will be subject to FDA approval, it is expected to include approximately 300 ALS patients recruited from 25 clinical sites and will take approximately 18 months to complete.
     The acquisition of the molecular “chaperone” co-induction technology from Biorex represented a continuation of our business strategy, adopted subsequent to our merger with Global Genomics, in July 2002, to conduct further research and development efforts for our pre-merger adjuvant and co-polymer technologies, including Flocor and Tranzfect, through strategic relationships with other pharmaceutical companies, and to focus our efforts on acquiring and developing new technologies and products to serve as the foundation for the future of the company.
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
     Although we intend to internally fund the early stage development work for certain product applications (including obesity, type 2 diabetes and ALS) and may seek to fund the completion of the development of certain of these product applications (such as arimoclomol for ALS), we may also seek to secure strategic alliances or license agreements with larger pharmaceutical companies to fund the early stage development work for other gene silencing product applications and for subsequent development of those potential products where we fund the early stage development work.
     We have no significant revenues and we expect not to have significant revenues and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to activities related to our collaborations, technology acquisitions, ongoing and planned clinical trials, research and development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
     To date, we have relied primarily upon sales of equity securities and, to a much lesser extent, upon payments from our strategic partners and licensees and upon proceeds received upon the exercise of options and warrants, to generate the funds needed to finance our business plans and operations. We will be required to obtain significant additional funding in order to execute our long-term business plans. Our sources of potential funding for the next several years are expected to consist primarily of proceeds from sales of equity, but could also include license and other fees, funded research and development payments, gifts and grants, and milestone payments under existing and future collaborative arrangements. However, we have no commitment or arrangements for such additional funding.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised and issued SFAS 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) is effective with respect to our financial statements beginning in 2006. SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 4 to our financial statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative under SFAS 123(R). The adoption of SFAS 123R will have a material impact on our results of operations, but will not impact our financial position. Assuming that we grant equity awards in 2006 at similar levels to those granted in 2004 and 2005, our estimated stock-based compensation expense for 2006 will range from approximately $1.0 million to $2.0 million. However, the calculation of compensation cost for share-based payment transactions may differ significantly from our estimates due to the uncertainty of additional equity awards which may be granted, the unpredictability of the fair value of stock options granted and the estimated expected forfeiture rates.

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
Estimated Facility Abandonment Accrual
     Subsequent to our merger with Global Genomics in 2002, we recorded a loss of $563,000 associated with the closure of our Atlanta headquarters and its relocation to Los Angeles. This loss represented the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease rental income and deferred rent at the time. In August 2005, we entered into a lease termination agreement pursuant to which we were released from all future payment obligations on the lease in exchange for a one-time $110,000 cash payment and the forfeiture of a $49,000 security deposit. As a result of this agreement, we realized a $163,000 offset against our current period general and administrative expenses, and our future minimum lease commitments decrease by $200,000 for each of 2006 and 2007 and by $75,000 for 2008.
Liquidity and Capital Resources
     At September 30, 2005, we had cash and short-term investments of $11.2 million and total assets of $12.7 million, compared to $3.0 million and $5.0 million, respectively, at December 31, 2004. Working capital totaled $9.9 million at September 30, 2005, compared to $1.2 million at December 31, 2004.
     To date, we have relied primarily upon sales of equity securities and, to a much lesser extent, payments from our strategic partners and licensees and upon proceeds received upon the exercise of options and warrants, to generate funds needed to finance our business and operations. Although we believe that we have adequate working capital to support our currently planned level of operations into the second quarter of 2006, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. We currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company. The inability to obtain such financing would adversely affect its ability to obtain an opinion without a going concern qualification from its independent registered public accounting firm in March 2006 with respect to its 2005 financial statements.
     In the nine-month period ended September 30, 2005, net cash used in investing activities consisted of $39,000, the majority of which was for the purchase of property and equipment primarily relating to our obesity and diabetes laboratory. We expect capital spending to increase over the remainder of 2005 to provide for our increased research and development activities. In the nine-month period ended September 30, 2004, net cash used in investing activities consisted of $321,000 for the purchase of property and equipment primarily relating to the establishment of our obesity and diabetes subsidiary and its continuing needs.
     Cash provided by financing activities in the nine-month period ended September 30, 2005 was $19.8 million. The cash provided includes approximately $252,000 received upon the exercise of stock options and warrants. Additionally, we raised $19.6 million through the sale of equity, of which approximately $19.4 million was raised in connection with a private equity financing, net of expenses, that closed in January 2005. In the nine-month period ended September 30, 2004, we received proceeds from the exercise of stock options and warrants totaling $526,000 and we raised an additional $184,000 from the issuance of common stock.
     Our net loss for the nine-month period ended September 30, 2005 was $11.5 million, which resulted in net cash used in operating activities of $11.6 million. Adjustments to reconcile net loss to net cash used in operating activities for the nine-month period ending September 30, 2005 include $485,000 of common stock, options and warrants issued in lieu of cash for research and development and selling, general and administrative services, as well as a net change in assets and liabilities of $462,000 and the recording of $158,000 depreciation expense. Our net loss for the nine-month period ended September 30, 2004 was $10.6 million, which resulted in net cash used in operating activities of $7.6 million. Adjustments to reconcile net loss to net cash used in operating activities for the nine-month period ending September 30, 2004 were primarily $940,000 of common stock, options and warrants issued in lieu of cash for selling, general and administrative services. Additionally, we issued $382,000 of common stock, options and warrants in lieu of cash in connection with certain license fees and $952,000 in connection with research and development activities.
     We believe that we have adequate working capital to allow us to operate at our currently planned levels into the second quarter of 2006. Our strategic alliance with UMMS requires us to make significant expenditures to fund research at UMMS relating to developing therapeutic products based on UMMS’s gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances is expected to be approximately $600,000 during the remainder of 2005.
     We will require significant additional capital in order to fund the completion of the Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of ALS and the other ongoing research and development related to the drugs acquired from Biorex in October 2004. We estimate that the Phase II clinical program, including the recently-initiated Phase IIa trial and the Phase IIb trial that we expect to initiate soon after completion of the present Phase IIa trial subject to FDA approval, will require us to expend approximately $16.2 million over a period of approximately 24 months. However, we may incur substantial additional expense and the trial may be delayed if the FDA requires us to generate additional pre-clinical or clinical data in connection with the clinical trial, or the FDA requires us to revise significantly our planned protocol for the Phase IIb clinical trial.
     Any additional capital requirements may be provided by potential milestone payments pursuant to our licenses with Merck & Co. (“Merck”) and Vical Incorporated (“Vical”), both of which relate to TranzFect, or our license with SynthRx, Inc. (“SynthRx”) related to Flocor, or by potential payments from future strategic alliance partners or licensees of our technologies. However, Merck is at an early stage of clinical trials of a product utilizing TranzFect and Vical has only recently commenced a Phase I clinical trial of a product using Tranzfect, so there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical.
     We intend also to pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings, gifts and grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that we will be able to obtain future financing from these sources. The possibility that our shares will be delisted from Nasdaq if we continue not to satisfy Nasdaq’s minimum bid price requirement may adversely affect our ability to obtain our required financing or the terms or timing of securing that financing. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.
     We expect to incur significant losses for the foreseeable future and there can be no assurance that we will generate significant revenues or become profitable. Even if we become profitable, we may not be able to sustain that profitability.
Results of Operations
     We recorded net losses of $3.5 million and $11.5 million for the three-month and nine-month periods ended September 30, 2005, as compared to $2.8 million and $10.6 million for the same periods in 2004.
     We earned an immaterial amount in licensing fees during the three and nine-month periods ended September 30, 2005. We earned $328,000 from milestone payments from a licensee of our Tranzfect technology during the nine-month period ended September 30, 2004, but none of those milestones were paid in the three-month period ended September 30, 2004. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2005, we are not anticipating receiving any significant licensing fees.
     Research and development expenses during 2004 were primarily the result of our efforts to develop RNAi through new and existing licensing agreements and sponsored research agreements, as well as research and development efforts performed at our obesity and diabetes laboratory. Our laboratory is working to develop small molecule inhibitors against proprietary protein targets identified through sponsored research agreements and licensing of intellectual property.
     In the final quarter of 2005 and into 2006, we expect our research and development expenses to increase primarily as a result of the recent initiation of our Phase II clinical program with arimoclomol for the treatment of ALS. We estimate that the Phase II clinical program, including the recently-initiated Phase IIa trial and the Phase IIb trial that we expect to initiate soon after completion of the present Phase IIa trial subject to FDA approval, will require us to expend approximately $16.2 million over a period of approximately 24 months.
     Research and development expenses were $2.0 million and $6.8 million during the three and nine-month periods ended September 30, 2005, as compared to $1.3 million and $5.0 million for the same periods in 2004. The research and development expenses incurred in the first nine months of 2005 relate to (i) the initiation of our Phase II clinical trial for arimoclomol, (ii) our commitments to fund research and development activities conducted at UMMS and Massachusetts General Hospital, and (iii) the research and development activities of our laboratory. Although our actual research and development expenses for the balance of 2005 could vary substantially, our research and development expense will remain substantial in the future as a result of our Phase II clinical trial for arimoclomol, our ongoing research and development expenses related to the other drug candidates purchased from Biorex, our commitment to fund research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, our agreement to make specific cash payments to UMMS under our collaboration and invention disclosure agreement in consideration of their agreeing to disclose certain inventions to us and providing us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies and the on-going operations of our Massachusetts laboratory. Included in each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options issued to consultants were achieved, resulting in aggregate non-cash charges for research and development activities of $32,000 and $122,000 during the three and nine-month periods ended September 30, 2005, and $40,000 and $952,000 for the three and nine-month periods ended September 30, 2004. Additionally, in the nine-month period ended September 30, 2004, we issued $382,000 of common stock, options and warrants in lieu of cash in connection with certain license fees.
     Depreciation and amortization expense was $58,000 and $158,000 during the three and nine-month periods ended September 30, 2005, as compared to $32,000 and $74,000 for the same periods in 2004. The amounts in 2005 primarily relate to depreciation of fixed assets located at our Massachusetts laboratory and the amortization of the molecular screening library acquired from Biorex, which was put into service in the first quarter of 2005. The depreciation and amortization amounts for 2004 consist almost entirely of depreciation on assets acquired for our obesity and diabetes laboratory during the first nine months of 2004.
     From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, or warrants at the fair market value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options and warrants issued to consultants were achieved, resulting in aggregate non-cash charges for general and administrative activities of $26,000 and $343,000 for the three and nine-month periods ended September 30, 2005 and $134,000 and $940,000 for the three and nine-month periods ended September 30, 2004.
     Selling, general and administrative expenses incurred were $1.5 million and $4.4 million during the three and nine-month periods ended September 30, 2005, as compared to $1.4 million and $5.1 million for the same periods in 2004. The higher expenses incurred during the three and nine-month periods ended September 30, 2004 primarily resulted from accounting fees associated with our change in auditors in 2004, severance payments to certain former executives, and legal fees related to both of the foregoing during those periods. We anticipate general and administrative expenses will continue at approximately the same levels over the remainder of 2005.
     Interest income earned was $40,000 and $124,000 for the three and nine-month periods ended September 30, 2005, as compared to $11,000 and $51,000 for the same periods in 2004. The increase in interest income is due to the higher levels of cash and investments that were held during the first nine months of 2005 compared to the smaller amounts in the same period in 2004.
     For the nine-month period ended September 30, 2005, we recorded an $81,000 reduction to our losses as a result of the minority interest share in the losses of CytRx Laboratories, which was merged with and into CytRx on September 30, 2005, and $116,000 for the corresponding period in 2004. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations. On June 30, 2005, we purchased Dr. Michael Czech’s 5% interest in CytRx Laboratories, which, as a result of the purchase, became a wholly-owned subsidiary of CytRx. The purchase of Dr. Czech’s interest in CytRx Laboratories was consummated pursuant to the terms of a Stockholders Agreement dated September 17, 2003, by and among CytRx, CytRx Laboratories and Dr. Czech, 300,000 shares of CytRx common stock issued to Dr. Czech were unrestricted and in exchange for his 5% interest in CytRx Laboratories. That stock was valued at $0.91 per share for financial statement purposes. The transaction was accounted for using purchase accounting, and resulted in $184,000 of goodwill for financial statement purposes, which represents the difference between the market value of the 300,000 unrestricted shares issued to Dr. Czech and the fair value of the minority interest at June 30, 2005. As a result of the purchase of Dr. Czech’s interest in CytRx Laboratories, no minority interest was recorded for the three-month period ended September 30, 2005.
Related Party Transactions
     Dr. Michael Czech, a 5% minority shareholder of CytRx Laboratories until June 30, 2005 and a member of our Scientific Advisory Board, is an employee of UMMS and is the principal investigator for a sponsored research agreement between CytRx and UMMS. During the nine-month periods ended both September 30, 2005 and 2004, we incurred expenses to UMMS related to Dr. Czech’s sponsored research agreement of $604,000, and we paid $60,000 to Dr. Czech for his services on the Scientific Advisory Board.
Risk Factors
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have incurred significant losses over the past five years, including net losses of $3.5 million and $11.5 million for the three and nine month periods ended September 30, 2005 (on an unaudited basis) and $16.4 million, $17.8 million and $6.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and we had an accumulated deficit of approximately $117.7 million as of September 30, 2005 (on an unaudited basis). Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. We anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin.
We Have No Significant Recurring Revenues, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenues were $428,000, $94,000 and $1.1 million during the years ended December 31, 2004, 2003 and 2002, respectively. We did not have any significant revenue in the first nine months of 2005, and will not have significant recurring operating revenues until at least one of the following occurs:
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
     We expect to incur losses from operations until such time, if ever, as we can generate significant recurring revenues. On January 26, 2005, we completed a private placement financing and received net proceeds of approximately $19.4 million. Although we believe that we have adequate financial resources to support our currently planned level of operations into the second quarter of 2006, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS.
     We have no commitments from third parties to provide us with any additional debt or equity financing, and may not be able to obtain future financing on favorable terms, or at all. A lack of needed financing would force us to reduce the scope of, or terminate, our operations, or to seek to merge with or to be acquired by another company, and any inability to obtain such financing would adversely affect our ability to obtain an opinion without a going concern qualification from our independent registered public accounting firm in March 2006 with respect to its 2005 financial statements. There can be no assurance that we would be able to identify an appropriate company to merge with or be acquired by or that we could consummate such a transaction on terms that would be attractive to our stockholders or at all. The possibility that our shares will be delisted from Nasdaq if we continue not to satisfy Nasdaq’s minimum bid price requirement may adversely affect our ability to obtain our required financing or the terms or timing of securing that financing.
Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us
     License fees paid to us with respect to our TranzFect technology have represented all of our revenue during 2005, and 93%, 81% and 94% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect, Merck, and Vical, may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but any vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. In the Merck trials, although the formulation of the tested vaccine using TranzFect was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.
We Have Changed Our Business Strategy, Which Will Require Us, in Certain Cases, to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products
     Following our merger with Global Genomics, we modified our business strategy of internally developing Flocor and the other, then-current, potential products that we had not yet licensed to third parties. Instead, we began to seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that would provide for those companies to be responsible for the development and marketing of those products. In June 2004, we licensed Flocor, the primary potential product that we held prior to the Global Genomics merger and which we had not already licensed to a third party, to SynthRx, Inc., a recently formed Houston, Texas-based biopharmaceutical company, under a strategic alliance that we entered into with that company in October 2003. Although we intend to internally fund or carry out a significant portion of the research and development related to at least one of our small molecule drug candidates, and the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMMS, and we may seek to fund all of the later stage development work for our potential ALS products, the completion of the development, manufacture and marketing of these products is likely to require, in many cases, that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical companies for this purpose.
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
     Our strategic alliance with UMMS will require us to make significant expenditures to fund research at UMMS relating to the development of therapeutic products based on UMMS’s technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMMS. We estimate that the aggregate amount of these expenditures under our current commitments will be $600,000 for the remainder of 2005, approximately $1.5 million for 2006 and approximately $310,000 for 2007. We have also agreed to fund approximately $140,000 of sponsored research at Massachusetts General Hospital during the remainder of 2005 and in 2006. Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV, cancer and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million.
     We estimate that the Phase II clinical program with arimoclomol for ALS, including the recently-initiated Phase IIa trial and the Phase IIb trial that we expect to initiate soon after completion of the present Phase IIa trial subject to FDA approval, will require us to expend approximately $16.2 million over a period of approximately 24 months. In addition, the agreement pursuant to which we acquired the clinical and pharmaceutical assets of Biorex provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop any of the products acquired from Biorex, the milestone payments could aggregate up to $4.2 million. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.
     Although we believe that an existing grant from the National Institute of Health, or NIH, will be sufficient to fund all of the costs of an ongoing Phase I trial of the HIV vaccine candidate using the technology we licensed from UMMS and Advanced BioScience Laboratories, or ABL, for which we recently announced interim results, we could be required to fund substantial expenses of the trial not covered by the grant. Under our license for this technology, following the completion of the current Phase I trial, we will be responsible for all of the costs for subsequent clinical trials for this vaccine. The costs of subsequent trials for the HIV vaccine will be very substantial. Although we are seeking NIH or other governmental funding for these future trials, we do not have, and there can be no assurance that we will be able to secure, such funding for any of these trials.
     The expenditures potentially required under our agreements with UMMS and ABL, together with the operating capital requirements of our obesity and type 2 diabetes laboratory, our planned sponsored research funding for Massachusetts General Hospital, our Phase II clinical program with arimoclomol for ALS and our development of our small molecule drug candidates, substantially exceed our current financial resources. Although we raised approximately $19.4 million in January 2005, net of transaction expenses, those required expenditures will nonetheless require us to raise additional capital or to secure a licensee or strategic partner in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. If we are unable to meet our various financial obligations under license agreements with UMMS, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our laboratory.
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
     In September 2005, we initiated Phase II clinical testing for arimoclomol for ALS. There are no assurances that the clinical testing will be successful, or that the FDA will permit us to commence our planned Phase IIb clinical trial upon the completion of our ongoing Phase IIa clinical trial. In August 2005, the FDA requested an amendment to our proposed protocol for this trial. The revised protocol will increase our originally-anticipated expense necessary to carry out this trial, and any additional requirements imposed by the FDA in connection with the ongoing Phase IIa trial, or in connection with our planned Phase IIb trial, could add further time and expense for us to carry out this trial.
     We believe that the FDA may accept the completion of a successful Phase II clinical program as sufficient to enable us to submit a New Drug Application, or NDA; however there are no assurances that the FDA will accept our Phase II program in lieu of a Phase III clinical trial. If the FDA requires us to complete a Phase III clinical trial, the cost of development of arimoclomol will increase significantly beyond our estimated costs, and the time to completion of clinical testing would be delayed. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for arimoclomol that could be more difficult, expensive and time-consuming than our planned end point. Although we anticipate developing arimoclomol for the treatment of ALS, arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes and we may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol would show any efficacy for any other indications.
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
     Our Obesity and Type 2 Diabetes Laboratory May Not Be Able to Develop Products
     In order to develop new obesity and type 2 diabetes products, we will first need to identify appropriate drug targets and pathways. We are using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify highly promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and effective against these targets. The development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources that are available for this purpose. We are currently seeking a strategic alliance with a major pharmaceutical or biotechnology company to complete the development, clinical testing and manufacturing and marketing of our potential obesity and type 2 diabetes products, which are at an early stage of development, but we may not be able to secure such a strategic partner on attractive terms or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on the prior experience and current efforts of Dr. Michael P. Czech, the Chairman of our Scientific Advisory Board, Dr. Jack Barber, our Senior Vice President — Drug Development, and Dr. Mark A. Tepper, our Senior Vice President — Drug Discovery, in establishing our scientific goals and strategies.
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
     Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus

Pharmaceuticals, Ono Pharmaceutical Co., Ltd. and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Biogen Idec, Inc., Cephalon, Inc., Ceregene, Inc., Elan Corp. plc, Phytopharm plc, Schwarz Pharma AG and Teva Pharmaceutical Industries.
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
We Do Not Have the Ability to Manufacture Any of Our Products and Will Need to Rely upon Third Parties for the Manufacture of Our Clinical and Commercial Product Supplies
     We do not currently have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products, including the supply of arimoclomol used in our Phase II clinical trials. Accordingly, we are and will be dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies, or we will need to acquire the ability to manufacture these supplies ourselves, which could be very difficult, time-consuming and costly. We have a manufacturing supply arrangement in place with respect to the clinical supplies for both the Phase IIa and Phase IIb trials for arimoclomol for ALS. We do not otherwise have manufacturing supply arrangements for our other product candidates, including any of the licensed RNAi technology, the other drug candidates acquired from Biorex or, with the exception of the clinical supplies for the current Phase I trial, the HIV vaccine product that utilizes the HIV vaccine technology that we have licensed from UMMS. There can be no assurance that we will be able to secure needed manufacturing supply arrangements, or acquire the ability to manufacture the products ourselves, on attractive terms or at all. Delays in, or a failure to, secure these arrangements or abilities could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.
We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets
     We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for the technologies that we acquired from Biorex and for our TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. In particular, although we conducted certain due diligence regarding the patents and patent applications acquired from Biorex and received certain representations and warranties from Biorex in connection with the acquisition, the patents and patent applications acquired from Biorex were issued or filed, as applicable, prior to our acquisition and thus there can be no assurance that the validity, enforceability and ownership of those patents and patent applications will be upheld if challenged by third parties. We have a nonexclusive license to a patent owned by UMMS and the Carnegie Institution of Washington that claims various aspects of gene silencing, or genetic inhibition by double-stranded RNA, but there can be no assurance that this patent will withstand possible third-party challenges or otherwise protect our technologies from competition. The medical applications of the gene silencing technology and the other technologies that we have licensed from the UMMS also are claimed in a number of pending patent applications, but there can be no assurance that these applications will result in any issued patents or that those patents will withstand third-party challenges or protect our technologies from competition. Moreover, we are aware of at least one other issued United States patent claiming broad applications for RNAi, and many patent applications covering different methods and compositions in the field of RNAi therapeutics have been and are expected to be filed, and certain organizations or researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. We are aware that at least one of our competitors is seeking patent coverage in the RNAi field that could restrict our ability to develop certain RNAi-based therapeutics.
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
     We May Incur Substantial Costs from Future Clinical Testing or Product Liability Claims
     If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or by patients using our commercially marketed products. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We currently do not carry product liability insurance covering the commercial marketing of these products. We have obtained clinical trial insurance for our recently-initiated Phase IIa clinical trial with arimoclomol for the treatment of ALS and will seek to obtain such insurance for any other clinical trials that we conduct, including the planned Phase IIb clinical trial for arimoclomol, as well as liability insurance for any products that we market, although there can be no assurance that we will be able to obtain additional insurance in the amounts we seek or at all. We anticipate that our licensees who are developing our products will carry liability insurance covering the clinical testing and marketing of those products. However, if someone asserts a claim against us and our insurance or the insurance coverage of our licensees or if their other financial resources are inadequate to cover a successful claim, such successful claim could have a material adverse effect on our financial condition or cause us to discontinue operations. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.
     We Cannot Assure You of the Continued Listing of Our Common Stock on the Nasdaq Market
     On June 7, 2005, we received a notice from the Nasdaq Stock Market informing us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). The letter stated that under Marketplace Rule 4310(c)(8)(D), we will have until December 5, 2005 to regain compliance with Marketplace Rule 4310(c)(4). To regain compliance, anytime before December 5, 2005, the bid price of the our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.
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
     There can be no assurance that our common stock will come into compliance with Nasdaq’s minimum bid price requirement before December 5, 2005. We continue to monitor the bid price for our common stock. If our common stock does not trade at a level that is likely to regain compliance, our Board of Directors will consider options available to us to achieve compliance. There can be no assurance that our Board of Directors will be able to implement a change that would enable us to regain compliance with the minimum bid requirement. If our common stock is delisted from the Nasdaq SmallCap Market, we could trade on the OTC Bulletin Board, which is substantially less liquid than the Nasdaq Small Cap Market. If our common stock is delisted from the Nasdaq Small Cap Market, the trading market for our common stock could be disrupted, which could make it difficult for investors to trade in our common stock. Our potential delisting also may result in loss of investor confidence, loss of analyst coverage and depression of our stock price, would could have a material adverse effect on our business and financial prospects.

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
Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of September 30, 2005, there were outstanding stock options and warrants to purchase approximately 25.0 million shares of our common stock at exercise prices ranging from $0.01 to $2.94 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments that are sensitive to changes in interest rates are our investments and cash equivalents. As of September 30, 2005, we held no investments other than amounts invested in money market accounts or certificates of deposit. We are not subject to any other material market risks.
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

PART II— OTHER INFORMATION
Item 4 – Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on July 18, 2005 for the following purposes:
1.	To elect two directors to serve until our 2008 annual meeting of stockholders;

2.	To approve an amendment to our Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 125,000,000; and

3.	To ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2005.
     The number of outstanding shares of our common stock as of the record date for the annual meeting was 57,540,721, out of which in excess of 44,116,202 shares were represented at the annual meeting.
     Steven A. Kriegsman, Marvin R. Selter and Richard L. Wennekamp were reelected as our Class II directors to serve until the 2008 annual meeting of stockholders. Dr. Louis Ignarro and Dr. Joseph Rubinfeld, our Class I directors, and Max Link, our Class III director, continued to serve as directors after the annual meeting.
     The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

		Votes Cast Against		Broker
Director Nominee	Votes Cast For	or Withheld	Abstentions	Non-Votes

Steven A. Kriegsman	43,850,474	265,728	—	—
Marvin R. Selter	43,845,551	270,651	—	—
Richard L. Wennekamp	43,851,488	264,714
     With respect to the proposal to approve an amendment to our Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 125,000,000: (i) 42,436,266 votes were cast for, (ii) 1,528,413 votes were cast against, (iii) 151,523 shares abstained and (iv) there were no broker non-votes with respect to the proposal. Accordingly, the proposal was approved by our stockholders.
     With respect to the proposal to ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2005: (i) 43,923,631 votes were cast for, (ii) 96,112 votes were cast against, (iii) 96,459 shares abstained and (iv) there were no broker non-votes with respect to the proposal. Accordingly, the proposal was approved by our stockholders.
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION
(Registrant)

Date: November 11, 2005	By:	/s/ MATTHEW NATALIZIO

Matthew Natalizio
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
10.1 *	(x)	Employment Agreement dated October 6, 2005 between CytRx Corporation and Dr. Mark A. Tepper

10.2	(y)	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC

10.3 *		Schedule of Non-Employee Director Compensation adopted on October 24, 2005

31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

(x)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2005.

(y)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 20, 2005.