Form 10-K
period 2005-12-31
CYTRX CORP
filed 2006-04-03
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-15327
CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1642740 (I.R.S. Employer Identification No.)

11726 San Vicente Blvd, Suite 650, Los Angeles, California (Address of principal executive offices)	90049 (Zip Code)
Registrant’s telephone number, including area code:
(310) 826-5648

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share
     Indicate by check mark with the Registrant is a well-known seasoned issuer (as defined in Securities Act Rule 405). Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 2b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2005 was approximately $49,272,313. On March 23, 2006, there were 70,457,988 shares of the Registrant’s common stock outstanding, exclusive of treasury shares.

CYTRX CORPORATION
2004 FORM 10-K ANNUAL REPORT
Exhibit Index located on page 50 of this report.

i

“SAFE HARBOR” STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K, as well as those made in other filings with the SEC.
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
     Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Annual Report, and including risks or uncertainties regarding the scope of the clinical testing that may be required by regulatory authorities for our molecular chaperone co-induction drug candidates, including with respect to arimoclomol for the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), our HIV vaccine candidate and our other product candidates, and the outcomes of those tests; uncertainties related to the early stage of our diabetes, obesity, cytomegalovirus, or CMV, and ALS research; the need for future clinical testing of any small molecules and products based on ribonucleic acid interference, or RNAi, that may be developed by us; the significant time and expense that will be incurred in developing any of the potential commercial applications for our small molecules or RNAi technology; risks or uncertainties related to our ability to obtain capital to fund our ongoing working capital needs, including capital required to fund the RNAi development activities to be conducted by our planned new subsidiary; and risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.
PART I
Item 1. Business
     As used in this report, the terms “we,” “our,” “ours” and “us” refer to CytRx Corporation, a Delaware corporation, unless the context suggests otherwise.
General
     We are a biopharmaceutical research and development company, based in Los Angeles, California, with an obesity and type 2 diabetes research laboratory in Worcester, Massachusetts. We are in the process of developing products, primarily in the areas of small molecule therapeutics and ribonucleic acid interference, or RNAi, for the human health care market. Our small molecule therapeutics efforts include our clinical development of three oral drug candidates that we acquired in October 2004, including a Phase II trial initiated in September 2005, as well as our drug discovery operations conducted at our laboratory in Worcester, Massachusetts. Development work on RNAi, a relatively recent technology for silencing genes in living cells and organisms, is still at an early stage, and we are aware of only four clinical tests of therapeutic applications using RNAi that have yet been initiated by any party. In addition to our work in RNAi and small molecule therapeutics, we recently announced that a novel HIV DNA + protein vaccine exclusively licensed to us and developed by researchers at the University of Massachusetts Medical School, or UMMS, and Advanced BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. We have also entered into strategic alliances with respect to the development of several other products using our other technologies.
     On October 4, 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules based on molecular “chaperone” co-induction technology, with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. We recently entered the clinical stage of drug development with the initiation of a Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease). Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration.
     The initial Phase II clinical trial that we have initiated for arimoclomol for ALS (which we refer to as the Phase IIa trial) is a multicenter, double-blind, placebo-controlled study of approximately 80 ALS patients enrolled at ten clinical centers across the U.S. Patients enrolled in Phase IIa trial will receive either placebo (a capsule without drug), or one of three dose levels of arimoclomol capsules three times daily, for a period of 12 weeks. This treatment phase will be immediately followed by a one-month period without drug. The primary endpoints of this Phase IIa trial are safety and tolerability. Secondary endpoints include a preliminary evaluation of efficacy using two widely accepted surrogate markers, the revised ALS Functional Rating Scale (ALSFRS-R), which is used to determine patients’ capacity and independence in 13 functional activities, and Vital Capacity (VC), an assessment of lung capacity. The trial is powered to monitor only extreme responses in these two categories. We recently announced initiation of an “open-label” (i.e. the medication is no longer blinded to the patients or their doctor) extension of this clinical trial. Patients who complete the Phase IIa study and who still meet the eligibility criteria may have the opportunity to take arimoclomol, at the highest investigative dose, for as long as an additional 6 months.
     Depending upon the results of the Phase IIa trial, we plan to initiate a subsequent Phase II trial (which we refer to as the Phase IIb trial) that will be powered to detect more subtle efficacy responses. Although this second trial is still in the planning stages and will be subject to FDA approval, it is expected to include approximately 300 ALS patients recruited from 25 clinical sites and will take approximately 18 months after initiation to complete.
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
     In April 2003, we acquired our first new technologies by entering into exclusive license agreements with UMMS covering potential applications for its proprietary RNAi technology in the treatment of specified diseases and in the identification and screening of novel protein targets. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology. In July 2004, we further expanded our strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over a three-year period pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV, and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. Approximately one year remains on the technology disclosure option. As part of our strategic alliance with UMMS, we agreed to fund certain discovery and pre-clinical research at UMMS relating to the use of our technologies, licensed from UMMS, for the development of therapeutic products within certain fields.
          In conjunction with some of our work with UMMS, we operate a research and development laboratory in Worcester, Massachusetts whose goal is to develop small molecule and RNAi-based therapeutics for the prevention, treatment and cure of obesity and type 2 diabetes. This laboratory is focusing on using our proprietary RNAi gene silencing technology, combined with genomic and proteomic based drug discovery technologies, to accelerate the process of screening and identifying potential proprietary drug targets and pathways for these diseases. Through this laboratory, we are seeking to develop orally active drugs against promising targets and pathways relevant to obesity and type 2 diabetes.
          Although we intend to internally fund the early stage development work for certain product applications (including obesity, type 2 diabetes and ALS) and may seek to fund the completion of the development of certain of these product applications (such as arimoclomol for ALS), we may also seek to secure strategic alliances or license agreements with larger pharmaceutical or biotechnology companies to fund the early stage development work for other gene silencing product applications and for subsequent development of those potential products where we fund the early stage development work.
          Prior to 2003, our primary technologies consisted of Flocor, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA and conventional-based vaccines. In October 2003, we entered into a strategic relationship with another entity to complete the development of Flocor. Our TranzFect technology has been licensed to two companies. We have granted a third party an option to license our TranzFect technology for development as a potential DNA-based prostate cancer adjuvant and may also seek to license this technology as a potential conventional adjuvant for hepatitis C, human pappiloma virus, herpes simplex virus and other viral diseases. Adjuvants are agents added to a vaccine to increase its effectiveness. In addition, we may seek to license TranzFect for use as a non-clinical research reagent to increase transfection in vitro or in laboratory animals. Flocor and TranzFect are further described under “Pre-Global Genomics Merger Technologies.”
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
     Molecular Chaperone Co-Induction Platform
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
          In nature, the cell has developed molecular “chaperone” proteins to deal with these potentially toxic mis-folded proteins. Molecular chaperones are a key component of a universal cellular protection, maintenance and repair mechanism that helps ensure that newly synthesized proteins are complete, taken to the correct position within the cell’s structure, and correctly folded. Molecular chaperones detect proteins that are mis-folded, and have the ability to refold those proteins into the appropriate, non-toxic shape. However, if the protein is so badly mis-folded that it cannot be repaired, the molecular chaperones also have the ability to “tag” the toxic protein for destruction by the cell. This tag, called ubiquitin, directs the mis-folded protein to a cellular apparatus called the proteasome, whose function is to degrade the protein into its constituent amino acids for recycling.

          A core element of the cell’s stress-management techniques is known as the heat shock response. Although this response was so-named because it was initially discovered by subjecting cells to heat stress, it is now known that the heat shock response is generally induced by a variety of physical and chemical stresses. As a cell comes under stress, proteins begin to mis-fold into toxic shapes. The heat shock response (also referred to as the stress response) increases the synthesis of molecular chaperones that then repair or degrade the mis-folded proteins.
          The stress response can be an important mechanism for cellular survival during certain acute physical stresses. For instance, prior induction of the stress response can protect tissue culture cells from heat-induced cell death. However, it appears that the constant stress that occurs as a result of chronic disease dulls the stress response and erodes the effectiveness of the mechanism. For instance, although the stress response is slightly induced in the motor neurons of mice in an ALS model, the level of expression is apparently insufficient to repair the damage and the mice still die from the disease.
          We believe that by boosting the stress response to higher levels, the progression of chronic diseases like ALS can be slowed, halted or reversed. In test tube experiments, mammalian cells engineered to have increased amounts of molecular chaperones are protected against a variety of otherwise lethal stresses. In animal studies, mice that have been genetically engineered to have increased amounts of a molecular chaperone had improved heart function after an experimental heart attack. Increased molecular chaperone amounts also significantly increased the lifespan of mice with a disease similar to ALS, called spinal and bulbar muscular atrophy. We believe that these studies give scientifically accepted support for new drugs like arimoclomol that are capable of boosting the stress response.
          Among the assets acquired from Biorex were several drug candidates whose mechanism of action is believed to be the “co-induction” of the stress response, meaning that they do not seem to activate the stress response by themselves, but instead they amplify the production of molecular chaperone proteins that are already activated by disease-induced cellular stress. These drug candidates thus may selectively amplify molecular chaperone proteins specifically in diseased tissue, which would minimize potential drug side-effects. The amplification of this fundamental protective mechanism may have powerful therapeutic and prophylactic potential, with the potential for an extremely broad field of medical therapeutic utility.
          We believe that our molecular chaperone co-induction drug candidates can potentially improve the cell’s natural capability to resist the toxic effects of protein mis-folding, caused by both acute and chronic diseases. Thus, these orally available small molecule drug candidates may accomplish some of the same goals as RNAi, as described below, but accomplish them by repairing or degrading the offending proteins, instead of degrading their corresponding mRNAs. Since the specificity for the recognition of mis-folded proteins is an intrinsic feature of the amplified molecular chaperones, it is not necessary to identify the actual molecular target of the stress-induced damage. As a result, these drug candidates may allow broader therapeutic utility for the removal of damaged proteins compared to that of RNAi.
          We are not aware of other pharmaceutical companies developing small molecule co-inducers of molecular chaperones. At present, a few potential drug candidates have been reported in scientific papers to activate molecular chaperone expression, but these do not require pre-activation of the stress response, and therefore these drug candidates may simply represent a “stress” to the cell.
     RNAi Platform Technology
          RNAi technology is a recently-discovered technology that uses short double-stranded RNA, or dsRNA, molecules to silence targeted genes and, as a result, is commonly referred to as “gene silencing.” RNAi has been shown to effectively silence targeted genes within living cells with great specificity and potency. As a result, RNAi technology is able to effectively silence targeted genes without impacting other, non-targeted, genes.
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
          RNAi is regarded as a significant advancement in gene silencing and was featured in Science magazine as the “Breakthrough of the Year” in 2002. Delivery of RNAi can be useful in laboratory cell culture experiments and in animals (including humans) to target specific mRNAs, thus reducing the levels of the corresponding specific protein product that is coded for by that RNA in the targeted cells. This allows the use of RNAi either as an effective drug discovery tool or potentially as a therapeutic product itself. We intend to develop RNAi technology as both a discovery tool to help identify classical, orally-available small molecule drugs and, potentially through the creation of a new subsidiary, for direct therapeutic applications when technically feasible. As a drug discovery tool, we use RNAi to identify and validate novel protein targets, which could then be used to discover small molecule therapeutics for the treatment and prevention of diseases such as obesity and type 2 diabetes. As a therapeutic, we are conducting pre-clinical RNAi efficacy studies to determine whether to proceed with human clinical trials using RNAi to silence specific genes that cause certain forms of ALS, CMV retinitis, and type 2 diabetes. In January 2004, Tariq Rana, a scientific authority in delivery and stability of RNAi, and in March 2004, Dr. Craig Mello, the co-discoverer of RNAi, each joined our Scientific Advisory Board and they act in an advisory capacity to help us develop RNAi therapeutics for specific diseases. We are currently pursuing a plan, subject to obtaining necessary funding, to transfer all of our RNAi therapeutics assets into a newly-formed subsidiary to accelerate the development and commercialization of drugs based on RNAi technology. In such event, the Company would continue to use its RNAi gene silencing technology as a drug discovery tool to facilitate its small molecule drug discovery program.
          In mammals and human cells, gene silencing can be triggered by dsRNA molecules present in the cell’s cytoplasm (the region inside the cell membrane but outside the cell nucleus). Specific enzymes (proteins) in the cell called dicer enzymes cut the dsRNA to form small interfering RNA, or siRNA. These siRNA are approximately 21 to 25 nucleotide long pieces of RNA. The siRNA then interact with other cellular proteins to form the RNA-induced silencing complex, or RISC, which causes the unwinding of the bound siRNA. This unwound strand of the siRNA can then act as a template to seek out and bind with the complementary target mRNA, which carries the coding, or instructions, from the cell nucleus DNA. These instructions determine which proteins the cell will produce. When the siRNA-loaded RISC binds with the corresponding mRNA, that “message” is degraded and the cell does not produce the specific protein that it encodes. Since the siRNA can be designed to specifically interact with a single gene through its mRNA, it can prevent the creation of a specific protein without affecting other genes.
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
          Another reason for the interest in RNAi is its potential to completely suppress or eliminate the viral replicon. A replicon is a DNA or RNA element that can act as a template to replicate itself. Once a virus is established in a cell, there are very few drugs that are effective in eliminating the virus. The RNAi process, however, has the potential of eliminating viral nucleic acids and, therefore, to cure certain viral diseases. Development work on RNAi is still at an early stage, and we are aware of only four clinical trials using RNAi, namely trials for age-related macular degeneration by Acuity Pharmaceuticals and Sirna Therapeutics, for respiratory syncytial virus by Alnylam Pharmaceuticals and for diabetic macular edema by Acuity Pharmaceuticals.
Product Development
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
          We recently entered the clinical stage of drug development in ALS with the initiation of a Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of ALS. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration. The initial portion of the Phase II clinical program was initiated in September 2005. We expect enrollment in this Phase IIa trial to be complete shortly, and expect to announce results in the third quarter of 2006.
          In October 2003, we entered into sponsored research agreements with UMMS and Massachusetts General Hospital, pursuant to which we sponsored certain ALS research at those institutions utilizing our proprietary RNAi gene silencing technology targeted at the mutant SOD1 gene, which is the subject of the ALS technology we have licensed from UMMS. The mutant SOD1 gene is responsible for causing ALS in a subset of the 10% of all ALS patients who suffer from the familial, or genetic, form of the disease.
          Dr. Zuoshang Xu, an Associate Professor of Biochemistry and Molecular Pharmacology at UMMS, is the principal investigator under our sponsored research agreement with UMMS, through which we have agreed to fund approximately $870,000 of research related to the development of an RNAi therapeutic targeting the mutant form of SOD1 that causes certain forms of ALS, of which $654,000 had been paid as of December 31, 2005. We anticipate that the development of this program will be continued by our planned RNAi subsidiary.
          Dr. Robert B. Brown, Jr., a Professor of Neurology at Harvard Medical School, Founder and Director of the Cecil B. Day Laboratory for Neuromuscular Research and a co-discoverer of the mutant SOD1 gene as a cause for certain ALS cases, is the principal investigator under our sponsored research agreement with Massachusetts General Hospital. Under the agreement, we have funded approximately $556,000 of sponsored research at Massachusetts General Hospital to increase our basic understanding of certain aspects of the ALS disease process. In March 2004, Dr. Brown joined our Scientific Advisory Board and entered into a consulting agreement with us.
     University of Massachusetts Medical School
          Through our strategic alliance with UMMS, we have acquired the rights to a portfolio of technologies, including the rights to use UMMS’s proprietary RNAi technology in the identification and screening of novel protein targets and as a potential therapeutic in certain defined areas that include obesity, type 2 diabetes, ALS and CMV, as well as a DNA-based HIV vaccine technology. In addition, we have entered into a collaboration and invention disclosure agreement with the UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over a three-year period pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. Approximately one year remains on the technology disclosure option.
          The HIV subunit vaccine technology that we have licensed from UMMS is based upon a unique mixture of pieces of human HIV-1 primary isolates from several genetic subtypes of HIV. These pieces, called HIV envelope proteins, are not sufficient for viral replication and therefore cannot lead to accidental infection by HIV. This polyvalent naked DNA (isolated, purified DNA) vaccine approach has the potential advantages of maintaining efficacy despite the high mutation rate of HIV, a broader immune response against divergent HIV-1 glycoproteins and the possible ability to neutralize a wide spectrum of HIV-1 viruses. UMMS has conducted animal studies of this vaccine, and UMMS and Advanced BioScience Laboratories, or ABL, which provides an adjuvant for use with the vaccine, received a $16 million grant from the NIH. This grant funded a Phase I clinical trial of a vaccine candidate using our licensed technology. We have previously announced that the vaccine candidate demonstrated very promising interim Phase I clinical trial results that indicate its ability to produce potent antibody responses with neutralizing activity against multiple HIV viral strains, and we expect to announce final results from the Phase I clinical trial in mid-2006. We have a commercial relationship with ABL which gives us the ownership of, and responsibility for, the further development of the vaccine and subsequent FDA registration following the completion of the Phase I trial. We do not have a commercial relationship with a company that is providing an adjuvant for the

HIV vaccine candidate in the current Phase I clinical trial. In any future clinical development of the vaccine candidate, we may be required either to license that adjuvant, or use a different adjuvant in conjunction with our HIV vaccine technology, in which case we may not be able to utilize some or all of the results of the currently planned trial as part of our clinical data for obtaining FDA approval of a vaccine.
          Our agreements with UMMS may require us to make significant expenditures to fund research at the institution relating to developing therapeutic products based on UMMS’s proprietary technologies that have been licensed to us. We estimate that the aggregate amount of these sponsored research expenditures under our current commitments will be approximately $842,000 for 2006, although a significant portion of those commitments may be assumed by our planned RNAi subsidiary. Our license agreements with UMMS require us to make payments of an aggregate of up to $94,000 per year to maintain all of our licenses, with such aggregate annual payments increasing to as much as $154,000 if we are not then conducting certain sponsored research at the institution. Our UMMS license agreements also provide, in certain cases, for milestone payments, from us to UMMS, based on the progress we make in the clinical development and marketing of products utilizing the technologies licensed from UMMS. In addition, our license agreements with UMMS require us to reimburse UMMS for legal expenses that they incur in prosecuting and maintaining of the related licenses patents. We estimate these legal expenses to be approximately $250,000 during 2006 and 2007. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million. Those milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop. In addition, our collaboration and invention disclosure agreement with UMMS requires us to make payments totaling up to $375,000 in 2006 in consideration for the option, upon making a specified payment, to negotiate an exclusive worldwide license to certain disclosed technologies.
     Obesity and Type 2 Diabetes
          Obesity and type 2 diabetes are significant health problems. The World Health Organization estimates that, on a worldwide basis, there are more than 300 million cases of obesity and 159 million cases of type 2 diabetes. According to the American Obesity Association, there are currently more than 60 million cases of obesity in the United States, and the American Diabetes Association reports that there are more than 16 million cases of type 2 diabetes in the United States. Scientists in our Worcester laboratory and scientists at UMMS, as part of our strategic alliance, are focused on using cultured adipocytes (fat cells) as a model system for studying the regulation of gene expression involved in adipocyte differentiation and function. This research may lead to the identification of specific drug targets which regulate insulin signaling as well as other metabolic pathways regulating glucose and fatty acids. With this understanding, the program will focus on drug discovery of small molecule therapeutics and, potentially through a newly-created subsidiary, RNAi-based therapeutics for type 2 diabetes (e.g., drugs that act as insulin sensitizers and compounds that alleviate obesity). We believe that RNAi could potentially be a reliable method to selectively inhibit certain genes and their corresponding protein expression in adipocytes.
          In May 2004, we licensed from the technology transfer company of the Imperial College of Science, Technology & Medicine, the exclusive rights to intellectual property covering a drug screening method using RIP 140, which is a nuclear hormone co-repressor that is believed to regulate fat accumulation. This proprietary technology is covered by a pending patent application. We paid the licensor a license fee in the form of cash and shares of our common stock, and we will be required to make defined milestone and royalty payments based on sales of products developed using this technology. We believe this license provides us with an important potential drug target in the area of obesity and type 2 diabetes in conjunction with our RNAi gene silencing technology.
          In addition, one of the drug candidates acquired from Biorex, iroxanadine, was shown to be well tolerated in two Phase I and one Phase II clinical trials and demonstrated significant improvement of vascular function in the brachial artery of hypertensive patients. We plan to evaluate the preclinical efficacy of this drug for two diabetic complications that involve vascular dysfunction, retinopathy and wound healing. If the drug proves to be efficacious in preclinical work and the FDA agrees that it is appropriate to proceed with a Phase II clinical trial, we believe that a Phase II clinical trial for either of these indications could begin in 2007.

          Although we initially intend to develop arimoclomol for the treatment of ALS, the drug also showed efficacy in preclinical animal models of diabetes. If efficacy is observed in additional preclinical models, we would also consider beginning a Phase II clinical trial for diabetes in 2007, as arimoclomol has already been tested in two Phase I clinical trials.
     Research and Development Laboratory
          In addition to the obesity and diabetes work being done under our sponsored research agreement with UMMS, our research and development laboratory located in Worcester, Massachusetts is working to develop orally-active small-molecule and RNAi-based drugs for the prevention and treatment of obesity and type 2 diabetes. Our business strategy is to use our portfolio of state of the art drug discovery technologies and our relationships with leading diabetes and obesity researchers to discover and develop first in class medicines to prevent and treat obesity and type 2 diabetes. Utilizing the RNAi target validation technology that we have licensed from UMMS, in combination with state of the art target identification methods, our research and development laboratory is focused on using a structure-based drug discovery approach to accelerate the process of screening and identifying potential proprietary drug targets and pathways for these diseases. Through our laboratory, we are seeking to develop orally-administered drugs that are based on promising targets and pathways that we may be able to identify.
          Through our license and sponsored research agreement with UMMS, we have secured rights to novel drug targets believed to be involved in obesity and type 2 diabetes. We will seek to validate these targets using the proprietary high throughput RNAi screening technology that we have licensed from UMMS and will apply state-of-the-art structure-based medicinal chemistry to develop small molecules and RNAi-based therapeutic products.
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
Pre-Global Genomics Merger Technologies
          The following discussion describes our primary scientific programs prior to our merger with Global Genomics on July 19, 2002, and the status of those programs today.
     Therapeutic Copolymer Program
          Before the Global Genomics merger, our primary focus was on CRL-5861 (purified poloxamer 188), which we also call Flocor. Flocor is an intravenous agent for the treatment of sickle cell disease and other acute vaso-occlusive disorders. Sickle cell disease is an inherited disease caused by a genetic mutation of hemoglobin in the blood, and acute vaso-occlusive disorders are a blockage of blood flow caused by deformed, or “sickled,” red blood cells which can cause intense pain in sickle cell disease patients. In June 2004, we licensed our copolymer technologies, including Flocor, on an exclusive basis, to SynthRx, Inc., a Houston, Texas-based biopharmaceutical company. As a result of the SynthRx license, we received a 19.9% ownership interest in SynthRx and a cash payment from SynthRx of approximately $228,000, in return for our rights to the licensed technologies. In addition, upon commercialization of any products developed under our alliance with SynthRx, we may also receive significant milestone payments and royalties. Prior to the change in our business strategy that led us to seek licensees for our Flocor technology, we had internally developed Flocor. In December 1999, we reported results from a Phase III clinical study of Flocor for treatment of acute sickle cell crisis. Although the study did not demonstrate statistical significance in the primary endpoint, or objective, of the study, statistically significant and clinically important benefits associated with Flocor were observed in certain subgroups. All amounts paid to us by SynthRx are non-refundable upon termination of the agreement and require no additional effort on our part.

     Vaccine Enhancement and Gene Therapy
          Gene therapy and gene-based vaccines are mediated through the delivery of DNA containing selected genes into cells by a process known as transfection. We refer to our gene delivery technology as TranzFect. A large majority of the revenues we have generated over the past three years has been due to license fees paid to us with respect to our TranzFect technology, representing 54%, 93% and 81% of our total revenues for 2005, 2004 and 2003, respectively.
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
     Vical License
          In December 2001, we entered into a license agreement with Vical Incorporated granting Vical exclusive, worldwide rights to use or sublicense our TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides, such as DNA and RNA, in all preventive and therapeutic human and animal health applications, except for (1) the four targets previously licensed by us to Merck, (2) DNA vaccines or therapeutics based on prostate-specific membrane antigen, or PSMA, and (3) sale of a non-regulated product for use as a non-clinical research reagent to increase transfection in vitro or in laboratory animals. In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides (short segments of DNA or RNA). Under the Vical license, we received a non-refundable up-front payment of $3,750,000, and, in addition to annual maintenance payments, we have the potential to receive milestone and royalty payments in the future based on criteria described in the agreement. In each of April 2004 and January 2005, we received additional $100,000 milestone fees related to the commencement of Vical’s first FDA Phase I clinical trial for a product incorporating our TranzFect technology. All amounts paid to us by Vical are non-refundable upon termination of the agreement and require no additional effort on our part.
Genomics Investments
          In connection with our merger with Global Genomics in July 2002, we acquired indirectly equity interests in two development-stage genomics companies, a 40% equity interest in Blizzard and a 5% equity interest in Psynomics. In the fourth quarter of 2003, we decided that we would cease funding our investments in those genomics companies to focus on our core strategy of developing human therapeutics for large market indications. In May 2004, we determined that a write-off of those investments in the third quarter of 2003 should have been made. Our decision to record the write-off was based upon several factors, including Blizzard’s lack of success in raising a significant amount of the financing necessary for it to pursue the commercialization strategy for its products, current financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows and the consideration of other qualitative factors. Based upon the quantitative and qualitative factors described above, in addition to others, we determined that the investment in Blizzard had no remaining value as of September 30, 2003 and that a write-off of this investment should have been made in the third quarter of 2003. It is our understanding that, by the end of 2003, Blizzard had ceased operations and, in 2004, returned its licensed intellectual property to the Minnesota Research Fund.
Research and Development Expenditures
     Expenditures for research and development activities were $9.1 million, $9.0 million and $4.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. Included in research and development expenses for 2004 was $3.0 million of in-process research and development that was written off in conjunction with our acquisition of assets from Biorex.
Manufacturing
     We do not have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products, including our supply of arimoclomol used for our clinical program. To be successful, our products and the products of our partners must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. To date, we have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates in accordance with regulatory requirements. If we cannot manufacture products in suitable quantities and in accordance with regulatory standards, either on our own or through contracts with third parties, it may delay clinical trials, regulatory approvals and marketing efforts for such products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own or through contracts with third parties, such products at a cost or in quantities, which are commercially viable. We currently rely and intend to continue to rely on third-party contract manufacturers to produce materials needed for research, clinical trials and, ultimately, for product commercialization.
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
     As part of our development process, we evaluate the patentability of new inventions and improvements developed by us or our collaborators. Whenever appropriate, we will endeavor to file United States and international patent applications to protect these new inventions and improvements. However, we cannot be certain that any of the current pending patent applications we have filed or licensed, or any new patent applications we may file or license, will ever be issued in the United States or any other country. Even if issued, there can be no assurance that those patents will be sufficiently broad to prevent others from using our products or processes. Furthermore, our patents, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents, and may acquire additional patents and proprietary rights relating to molecular chaperone co-induction and other small molecule technology, RNAi technology, DNA-based vaccines or other compounds, products or processes competitive with ours.
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

Competition
     Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.
     The RNAi field, though at an early stage of development, is already a competitive one and the competition is expected to increase. We face competition on many fronts — ranging from large and small pharmaceutical, chemical and biotechnology companies to universities, government agencies and other public and private research organizations. Examples of companies that are focusing their commercial efforts in the RNAi field are Sirna Therapeutics, Alnylam Pharmaceuticals, Acuity Pharmaceuticals, Nastech Pharmaceutical Company Inc., Nucleonics, Inc. and Benitec Ltd. A number of the multinational pharmaceutical companies also either have their own gene silencing product development programs or are working with smaller biopharmaceutical companies in this area. In addition to our RNAi competitors, companies in other fields may be using other technologies to target the same diseases that we are targeting. The competition from other firms and institutions will manifest itself not only in our potential product markets but also, and importantly at this stage in development of RNAi technology, in recruiting and retaining key scientific and management personnel.
     Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., AlphaVax, Inc. and Immunitor Corporation, and ABL may also seek to develop competing HIV vaccines that could utilize a portion of the technology that we have licensed from UMMS and ABL.
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
Employees
     As of December 31, 2005, we had 28 employees, 18 of whom were engaged in research and development activities and 10 of whom were involved in management and administrative operations. All of the full-time employees engaged in research and development activities hold Ph.D. degrees.
Item 1A. Risk Factors
     If any of the following risks actually occur, our business or prospects could be materially adversely affected. You should also refer to the other information in this Annual Report, including our financial statements and the related notes.
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have incurred significant losses over the past five years, including net losses of $15.1 million, $16.4 million and $17.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and we had an accumulated deficit of approximately $121.3 million as of December 31, 2005. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. We anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin.
We Have No Source of Significant Recurring Revenues, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenues were $184,000, $428,000, and $94,000 during the years ended December 31, 2005, 2004 and 2003, respectively. We will not have significant recurring operating revenues until at least one of the following occurs:
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
     We expect to incur losses from operations until such time, if ever, as we can generate significant recurring revenues. On March 7, 2006, we completed a private placement financing and received net proceeds of approximately $12.4 million. Although we believe that we have adequate financial resources to support our currently planned level of operations into the third quarter of 2007, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory, our planned RNAi subsidiary and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS.
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
Most of Our Revenues Have Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us
     License fees paid to us with respect to our TranzFect technology have represented 54%, 93% and 81% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. We have already licensed most of the potential applications for this technology, and there can be no assurance that we will be able to generate additional license fee revenues from any new licensees for this technology. Our current licensees for TranzFect, Merck, and Vical, may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but any vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. In the Merck trials, although the formulation of the tested vaccine using TranzFect was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.
We Have Changed Our Business Strategy, Which Will Require Us, in Certain Cases, to Find and Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products
     Following our merger with Global Genomics, we modified our business strategy of internally developing Flocor and the other, then-current, potential products that we had not yet licensed to third parties. Instead, we began to seek to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies that would provide for those companies to be responsible for the development and marketing of those products. In June 2004, we licensed Flocor, the primary potential product that we held prior to the Global Genomics merger and which we had not already licensed to a third party, to SynthRx, Inc., a recently formed Houston, Texas-based biopharmaceutical company, under a strategic alliance that we entered into with that company in October 2003. Although we intend to internally fund or carry out a significant portion of the research and development related to at least one of our small molecule drug candidates, and the early stage development work for certain product applications based on the RNAi and other technologies that we licensed from UMMS, and we may seek to fund all of the later stage development work for our potential ALS products, the completion of the development, manufacture and marketing of these products is likely to require, in many cases, that we enter into strategic alliances, license agreements or other collaborative arrangements with larger pharmaceutical or biotechnology companies for this purpose.
     There can be no assurance that any of our products will have sufficient potential commercial value to enable us to secure strategic alliances, license agreements or other collaborative arrangements with suitable companies on attractive terms or at all. If we are unable to enter into collaborative agreements, we may not have the financial or other resources to continue development of a particular product or the development of any of our products. In connection with the recently-completed Phase I clinical trial conducted by UMMS and Advanced BioScience Laboratories on an HIV vaccine candidate that utilizes a technology that we licensed from UMMS, we do not have a commercial relationship with the company that provided an adjuvant for the vaccine for the trial. If we are not able to enter into an agreement with this company on terms favorable to us or at all, we may be unable to use some or all of the results of the clinical trial as part of our clinical data for obtaining FDA approval of this vaccine, which will delay the development of the vaccine.
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
          Our strategic alliance with UMMS will require us to make significant expenditures to fund research at UMMS relating to the development of therapeutic products based on UMMS’s technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMMS. We estimate that the aggregate amount of these expenditures under our current commitments will be approximately $1,186,000 million for 2006 and approximately $450,000 for 2007. Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million.
          We estimate that the Phase II clinical program with arimoclomol for ALS, including the recently-initiated Phase IIa trial and the Phase IIb trial that we expect to initiate soon after completion of the present Phase IIa trial subject to FDA approval, will require us to expend approximately $17.8 million over a period of 24 to 30 months. In addition, the agreement pursuant to which we acquired the clinical and pharmaceutical assets of Biorex provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop any of the products acquired from Biorex, the milestone payments could aggregate up to $4.2 million. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.
          Under our license for our HIV vaccine candidate, following the completion of the current Phase I trial, we will be responsible for all of the costs for subsequent clinical trials for this vaccine. The costs of subsequent trials for the HIV vaccine will be very substantial. Although we are seeking NIH or other governmental funding for these future trials, we do not have, and there can be no assurance that we will be able to secure, such funding for any of these trials.
          The expenditures potentially required under our agreements with UMMS and ABL, together with the operating capital requirements of our obesity and type 2 diabetes laboratory, our planned sponsored research funding for Massachusetts General Hospital, our Phase II clinical program with arimoclomol for ALS and our development of our small molecule drug candidates, substantially exceed our current financial resources. Although we raised approximately $12.4 million in March 2006, net of transaction expenses, those required expenditures will nonetheless require us to raise additional capital or to secure a licensee or strategic partner in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory, our planned RNAi subsidiary and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. If we are unable to meet our various financial obligations under license agreements with UMMS, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our laboratory.
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
The Approach We Are Taking to Discover and Develop Novel Therapeutics Using RNAi is Unproven and May Never Lead to Marketable Products
     The RNAi technologies that we have acquired from UMMS have not yet been clinically tested by us, nor are we aware of any clinical trials having been completed by third parties involving similar technologies. Neither we nor any other company has received regulatory approval to market therapeutics utilizing RNAi. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of RNAi-based products will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body. We may spend large amounts of money trying to solve these issues, and never succeed in doing so. In addition, any compounds that we develop may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.
Our Planned RNAi Subsidiary May Not Be Able to Obtain Sufficient Funding, and We May Not Control a Majority of the Planned Subsidiary if We Obtain Financing
     We are currently pursuing a plan to transfer all of our RNAi therapeutics assets into a newly-formed subsidiary to accelerate the development and commercialization of drugs based on RNAi technology. Although we believe that this structure may facilitate our obtaining additional financing to pursue our RNAi development efforts, we have no commitments or arrangements for any financing, and there is no assurance that we will be able to obtain financing for this purpose. Our planned RNAi subsidiary will be only partially owned by us. Depending upon the amount and terms of its future financing activities, we may not control the subsidiary, or may share control with other shareholders whose interests may not be directly aligned with ours. It also is possible that any products developed by the RNAi subsidiary could eventually compete with our products for some disease indications, such as ALS, type 2 diabetes and obesity.
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
     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Alnylam Pharmaceuticals, Acuity Pharmaceuticals, Nastech Pharmaceutical Company Inc., Nucleonics, Inc., Benitec Ltd. and a number of the multinational pharmaceutical companies. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type II diabetes, including among others the diabetes drugs Avandia® by Glaxo SmithKline PLC, Actos® by Eli Lilly & Co., Glucophage® by Bristol-Myers Squibb Co., Symlin® by Amylin Pharmaceuticals, Inc. and Starlix® by Novartis and the obesity drugs Acomplia® by Sanofi-Aventis SA, Xenical® by F. Hoffman-La Roche Ltd. and Meridia® by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., AlphaVax, Inc. and Immunitor Corporation.

          Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.
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
Compliance with Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Will Increase Our Costs and Require Additional Management Resources, and We May Not Successfully Comply
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although the SEC has postponed the effectiveness of this requirement several times, if the SEC does not postpone or otherwise alter the requirement again, then we expect that it will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. If we are required to comply, we will incur significant legal, accounting, and other expenses and compliance will occupy a substantial amount of time of our board of directors and management. Uncertainty exists regarding our ability to comply with these requirements by the SEC’s current deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal controls over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends, investors could lose confidence in the reliability of our financial reporting. In addition, while we plan to expand our staff to assist in complying with the additional requirements when and if they become applicable, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.
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
Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of December 31, 2005, there were outstanding stock options and warrants to purchase approximately 24.7 million shares of our common stock at exercise prices ranging from $0.20 to $2.73 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. In addition, warrants issued in connection with our financings in 2003 contain anti-dilution provisions that are triggered upon certain events, including any issuance of securities by us below the market price. In the event that those anti-dilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
     In August 2003, we registered with the SEC for resale by the holders a total of 14,408,252 shares of our outstanding common stock and an additional 3,848,870 shares of our common stock issuable upon exercise of outstanding options and warrants, which shares and options and warrants were issued primarily in connection with our merger with Global Genomics and the $5.4 million private equity financing that we completed in May 2003. In December 2003, we registered a total of 6,113,448 shares of our common stock, consisting of the 5,175,611 shares issued, or that are issuable upon exercise of the warrants issued, in connection with the $8.7 million private equity financing that we completed in September 2003, and an additional 937,837 shares of our common stock that we issued, or that are issuable upon the exercise of warrants that we issued, to certain other third parties. In November 2004, we registered 4,000,000 shares of our common stock and an additional 3,080,000 shares of our common stock issuable upon the exercise of warrants in connection with the $4,000,000 private equity financing that we completed in October 2004, and an additional 1,550,000 shares of our common stock issued or issuable upon exercise of warrants to other third parties. In February 2005, we registered 17,334,494 shares of our common stock and an additional 9,909,117 shares of our common stock issuable upon the exercise of warrants in connection with the $21.3 million private equity financing that we completed in January 2005. In April 2006, we expect to file a registration statement to register 10,650,794 shares of our common stock and an additional 5,325,397 shares of our common stock issuable upon the exercise of warrants in connection with the $13.4 million private equity financing that we completed in March 2006. Both the availability for public resale of these various shares and the actual resale of these shares could adversely affect the trading price of our common stock.
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
Item 2. Properties
     Our operations are based in Los Angeles, California, and Worcester, Massachusetts. The lease for our headquarters facility in Los Angeles covers approximately 4,700 square feet of office space and expires in June 2008. The lease for our laboratory in Worcester covers approximately 6,900 square feet of office and laboratory space and expires in December 2007. Our facilities are suitable and adequate for our current operations.
Item 3. Legal Proceedings
     We are occasionally involved in claims arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on us.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the Nasdaq Capital Market.

	High	Low
Fiscal Year 2006:
January 1 to March 28	$1.87	$1.01
Fiscal Year 2005:
Fourth Quarter	$1.13	$0.85
Third Quarter	$1.22	$0.76
Second Quarter	$1.44	$0.75
First Quarter	$2.07	$1.14
Fiscal Year 2004:
Fourth Quarter	$1.75	$1.10
Third Quarter	$1.80	$0.94
Second Quarter	$2.10	$1.06
First Quarter	$2.43	$1.43
     On March 15, 2006, there were approximately 10,900 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions. We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future.
Item 6. Selected Financial Data
     The following selected financial data are derived from our audited financial statements. Our financial statements for 2005, 2004 and 2003 have been audited by BDO Seidman, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Financial information provided below has been rounded to the nearest thousand.

	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues
Recruiting revenues	$—	$—	$—	$23,000	$101,000
License fees	101,000	428,000	94,000	1,051,000	3,751,000
Grant income		—	—	46,000	157,000
Service revenues	83,000	—	—	—	—

Total revenues	$184,000	$428,000	$94,000	$1,120,000	$4,009,000

Net loss	$(15,093,000)	$(16,392,000)	$(17,845,000)	$(6,176,000)	$(931,000)

Basic and diluted loss per common share:
Net loss	$(0.27)	$(0.48)	$(0.65)	$(0.39)	$(0.09)

Balance Sheet Data:
Total assets	$9,939,000	$5,049,000	$12,324,000	$9,284,000	$7,611,000
Total stockholders’ equity	$7,208,000	$1,595,000	$10,193,000	$7,959,000	$6,583,000
     In March 2006, we completed a $13.4 million private equity financing in which we issued 10,650,794 shares of our common stock and warrants to purchase an additional 5,325,397 shares of our common stock at an exercise price of $1.54 per share. Net of investment banking commissions, legal, accounting and other fees related to the transaction, we received proceeds of approximately $12.4 million.
Factors Affecting Comparability
     In January 2005, we completed a $21.3 million private equity financing in which we issued 17,334,494 shares of our common stock and warrants to purchase an additional 8,667,247 shares of our common stock at an exercise price of $2.00 per share. Net of investment banking commissions, legal, accounting and other fees related to the transaction, we received proceeds of approximately $19.4 million.
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
     The assets acquired from Biorex include three drug candidates that had completed the equivalent of a Phase I clinical trial. We intend to perform additional testing on those drug candidates, and initiated a Phase II clinical trial for one of the drug candidates, arimoclomol, for ALS in September 2005. In addition, we acquired a 500-compound molecular library, which we plan to use in high throughput screening at our obesity and diabetes laboratory. With the assistance of an outside appraiser, we evaluated the technology assets acquired from Biorex, including their current state of development, the severability of the assets, and alternative uses of the compounds. Based in part on that appraisal, we concluded that the $3.0 million value allocated to the three drug candidates should be written off at the time of acquisition as in-process research and development, and that the $500,000 value attributable to the 500-compound molecular library should be included in our fixed assets at December 31, 2004.
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
Overview
     We are in the process of developing products, primarily in the areas of small molecule therapeutics and ribonucleic acid interference, or RNAi, for the human health care market. Our small molecule therapeutics efforts include our clinical development of three oral drug candidates that we acquired in October 2004, including a Phase II trial initiated in September 2005, as well as our drug discovery operations conducted at our laboratory in Worcester, Massachusetts. Development work on RNAi, a relatively recent technology for silencing genes in living cells and organisms, is still at an early stage, and we are aware of only four clinical tests of therapeutic applications using RNAi that have yet been initiated by any party. In addition to our work in RNAi and small molecule therapeutics, we recently announced that a novel HIV DNA + protein vaccine exclusively licensed to us and developed by researchers at the University of Massachusetts Medical School, or UMMS, and Advanced BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. We have also entered into strategic alliances with respect to the development of several other products using our other technologies.
     On October 4, 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, or Biorex, a Hungary-based company focused on the development of novel small molecules based on molecular “chaperone” co-induction technology, with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets include three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. We recently entered the clinical stage of drug development with the initiation of a Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of ALS. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration.
     The initial Phase II clinical trial that we have initiated for arimoclomol for ALS (which we refer to as the Phase IIa trial) is a multicenter, double-blind, placebo-controlled study of approximately 80 ALS patients enrolled at ten clinical centers across the U.S. Patients will receive either placebo (a capsule without drug), or one of three dose levels of arimoclomol capsules three times daily, for a period of 12 weeks. This treatment phase will be immediately followed by a one-month period without drug. The primary endpoints of this Phase IIa trial are safety and tolerability. Secondary endpoints include a preliminary evaluation of efficacy using two widely accepted surrogate markers, the revised ALS Functional Rating Scale (ALSFRS-R), which is used to determine patients’ capacity and independence in 13 functional activities, and Vital Capacity (VC), an assessment of lung capacity. The trial is powered to monitor only extreme responses in these two categories. We recently announced initiation of an “open-label” (i.e. the medication is no longer blinded to the patients or their doctor) extension of this clinical trial. Patients who complete the Phase IIa study and who still meet the eligibility criteria may have the opportunity to take arimoclomol, at the highest investigative dose, for as long as an additional 6 months.
     Depending upon the results of the Phase IIa trial, we plan to initiate a subsequent Phase II trial (which we refer to as the Phase IIb trial) that will be powered to detect more subtle efficacy responses. Although this second trial is still in the planning stages and will be subject to FDA approval, it is expected to include approximately 300 ALS patients recruited from 25 clinical sites and will take approximately 18 months after initiation to complete.
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
     In April 2003, we acquired our first new technologies by entering into exclusive license agreements with UMMS covering potential applications for its proprietary RNAi technology in the treatment of specified diseases. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology. In July 2004, we further expanded our strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over a three-year period pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV, and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. Approximately one year remains on the technology disclosure option. As part of our strategic alliance with UMMS, we agreed to fund certain discovery and pre-clinical research at UMMS relating to the use of our technologies, licensed from UMMS, for the development of therapeutic products within certain fields.
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
Research and Development
     Following our 2003 acquisition of rights to new technologies from UMMS and our 2004 acquisition of the clinical assets of Biorex, we initiated research and development programs for products based upon those technologies. Expenditures for research and development activities related to continuing operations were $9.1 million, $9.0 million and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, with research and development expenses representing approximately 58%, 53% and 39% of our total expenses for the years ended December 31, 2005, 2004 and 2003, respectively. Included in research and development expenses for 2004 was $3.0 million of in-process research and development that was written off in conjunction with our acquisition of assets from Biorex. Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”
     There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including molecular chaperone co-induction technology or RNAi. The successful development of any product candidate we develop is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any product candidate, due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
     Clinical Trial Expenses
          Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates.
     Stock-based Compensation
          We apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In the Notes to Consolidated Financial Statements, we provide pro forma disclosures in accordance with SFAS 123 and related pronouncements. Under APB 25, compensation expense is recorded on the date of grant of an option to an employee or member of the Board only if the fair market value of the underlying stock at the date of grant exceeds the exercise price. In addition, we have granted options to certain outside consultants, which are required to be measured at fair value and recognized as compensation expense in our financial statements. We apply the Black-Scholes option-pricing model for estimating the fair value of options, which involves a number of judgments and variables, including estimates of the life of the options and expected volatility which are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of pro forma compensation expense calculated.
          In December 2004, the FASB released its revised standard, SFAS No. 123(R) (SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires that a public entity measure the cost of equity-based service awards based on the fair value of the award on the date of grant. That cost will be recognized over either the vesting period or the period during which an employee is required to provide service in exchange for the award. We are required to adopt the provisions of SFAS 123(R) for periods after January 2006, and we will adopt the new requirements using the modified prospective transition method. The adoption of SFAS 123(R) requires us to value stock options granted prior to adoption of SFAS 123(R) under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. The adoption of SFAS 123(R) will result in recognition of additional non-cash stock-based compensation expense and, accordingly, will increase net losses in amounts which likely will be considered material, although it will not impact our cash position.
          We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments that Are Issued to other than Employees for Acquiring, or in conjunction with Selling Goods, or Services (“ EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.

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
          In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18), we reviewed the net values on our balance sheet, as of September 30, 2003, assigned to Investment in Minority — Owned Entity — Acquired Developed Technology resulting from our acquisition of Blizzard Research and Development Company, or Blizzard. Blizzard was recorded as an acquired development-stage company and there was an external valuation used for substantiation of the value of the technology and the investment, which was prepared as of the date of the announcement of the transaction February 11, 2002. For our annual audit of fiscal 2002, potential impairment was addressed and the valuation was updated internally using similar methods used for the original investment. Based upon our analysis there was no impairment. Our auditors for that fiscal year concurred. We continued to measure impairment through these methods on a quarterly basis and through the second quarter of 2003, we continued to believe that Blizzard’s proprietary technology was commercially viable, subject to its ability to obtain significant financing. At that time we believed there was no impairment. APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized as an impairment loss. Through the third quarter of 2003, Blizzard had been unsuccessful in its attempts to raise a significant amount of financing necessary for it to pursue its commercialization strategy for its products and we subsequently decided not to further invest in this entity. We believe that Blizzard was unable to obtain substantial third-party financing primarily because (1) the genomics market, which the Blizzard technology was targeting, had begun to decline in 2003, (2) Blizzard had not completed a production unit of its principal product for testing by potential investors, and (3) certain investors were unwilling to invest without a simultaneous infusion of additional capital from us as Blizzard’s 40% shareholder, and we were unable to reach satisfactory terms for such financing. Our analysis consisted of a review of the financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows, and consideration of other qualitative factors such as Blizzard’s termination of its employees, its office lease and its engagement of its investment banker. Based upon the quantitative and qualitative factors described above, in addition to others, our management determined that the estimated fair value of our investment in Blizzard was $0 and that an impairment charge of $5.9 million was necessary. In considering the timing of the write-off, we looked to Blizzard’s termination of its employees, lease and investment banker in October 2003 as affirmation of conditions that existed at September 2003, and therefore recorded the write-off in the third quarter of 2003. The write-off had no impact upon our cash or working capital position. It is our understanding that, by the end of 2003, Blizzard had ceased operations and, in 2004, returned its licensed intellectual property to the Minnesota Research Fund.
     Estimated Facility Abandonment Accrual
          Subsequent to our merger with Global Genomics in 2002, we recorded a loss of $563,000 associated with the closure of our Atlanta headquarters and our relocation to Los Angeles. This loss represented the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease rental income and deferred rent at the time. In August 2005, we entered into a lease termination agreement pursuant to which we were released from all future obligations on the lease in exchange for a one-time $110,000 payment and the forfeiture of a $49,000 security deposit. As a result of this agreement, we realized a $164,000 offset against third quarter general and administrative expenses.
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

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2005
Total revenues	$1	$—	$10	$173
Net loss	(3,527)	(4,509)	(3,492)	(3,565)
Basic and diluted loss per common share:
Net loss	$(0.07)	$(0.08)	$(0.06)	$(0.06)
2004
Total revenues	$100	$228	$—	$100
Net loss	(3,774)	(4,061)	(2,796)	(5,761)
Basic and diluted loss per common share:
Net loss	$(0.11)	$(0.12)	$(0.08)	$(0.15)
     Quarterly and year to date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.
Liquidity and Capital Resources
     At December 31, 2005, we had cash, cash equivalents and short-term investments of $8.3 million and total assets of $9.9 million compared to $3.0 million and $5.0 million, respectively, at December 31, 2004. Working capital totaled $6.3 million at December 31, 2005, compared to $1.2 million at December 31, 2004.
     To date, we have relied primarily upon sales of equity securities and, to a much lesser extent, payments from our strategic partners and licensees and upon proceeds received upon the exercise of options and warrants, to generate funds needed to finance our business and operations. As a result of the $12.4 million equity financing, net of expenses, that we completed in March 2006, we believe that we have adequate working capital to support our currently planned level of operations into the third quarter of 2007, including our current and planned clinical trials for arimoclomol, drug discovery efforts related to additional product candidates, working capital and general corporate purposes. Included in our planned expenses are approximately $3.2 million for our Phase II clinical program with arimoclomol for ALS during 2006, and an additional $4.5 million in 2007 and $6.3 million in 2008. The cost of our clinical program for ALS could vary significantly from our current projections due to any additional requirements imposed by the FDA in connection with the ongoing Phase IIa trial, or in connection with our planned Phase IIb trial, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes research laboratory and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. We currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     For the year ended December 31, 2005, net cash provided by investing activities consisted of $964,000, of which $1.0 million was from the redemption of short-term securities, which was partially offset by the acquisition of $48,000 of property and equipment. We expect capital spending to increase during 2006 over our 2005 levels to support our increasing research and development efforts and the implementation of Sarbanes-Oxley. In the year ended December 31, 2004, net cash used in investing activities consisted of $962,000 for the purchase of securities to be held to maturity and $772,000 for property and equipment, which includes $447,000 related to assets acquired in connection with the molecular library assets of Biorex. Net cash provided by investing activities for the year ended December 31, 2003 was $1.2 million which was primarily due to the maturity of held-to-maturity investments acquired in 2002.

     Cash provided by financing activities for the year-ended December 31, 2005 was $19.8 million. The cash provided includes $256,000 received upon the exercise of stock options and warrants. Additionally, we raised $19.6 million through the sale of equity, of which $19.4 million was raised in connection with a private equity financing, net of expenses, that closed in January 2005. Net cash provided by financing activities in the year ended December 31, 2004 was $4.4 million. The cash provided was the result of $526,000 received upon the exercise of stock options and warrants and the $4.0 million private equity financing completed in October 2004. Net cash provided by financing activities for the year ended December 31, 2003 was $14.4 million. In May and September 2003, we completed private equity financings raising net proceeds of $4.9 million and $7.7 million, respectively. For the year ended December 31, 2003, we also received proceeds from the exercise of stock options and warrants totaling $1.9 million.
     Our net loss for the year-ended December 31, 2005 was $15.1 million, which resulted in net cash used in operating activities of $14.5 million. Adjustments to reconcile net loss to net cash used in operating activities for the year-ended December 31, 2005 include $586,000 of common stock, options and warrants issued in lieu of cash for research and development and general and administrative services, as well as a net change in assets and liabilities of $210,000 offset by the recording of $217,000 in depreciation and amortization. Our net loss for the year ended December 31, 2004 was $16.4 million, which includes the write-off of $3.0 million of in-process research and development related to the acquisition of assets from Biorex. The $16.4 million loss resulted in net cash used in operating activities of $12.4 million. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2004 were primarily $873,000 of common stock, options and warrants issued in lieu of cash for general and administrative services. Additionally, we issued $388,000 of common stock, options and warrants in lieu of cash in connection with certain license fees and $1.0 million in connection with research and development activities. Our net loss for the year-ended December 31, 2003 was $17.8 million, which resulted in net cash used in operating activities of $4.3 million. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2003 were primarily $6.7 million of losses from a minority-owned entity, $1.5 million of common stock, options and warrants issued in lieu of cash for general and administrative services, $1.8 million of common stock issued in connection with certain license agreements and $1.1 million of common stock issued in connection with research and development activities.
     We believe that we have adequate working capital to allow us to operate at our currently planned levels into the third quarter of 2007. Our strategic alliance with UMMS may require us to make significant expenditures to fund research at UMMS relating to developing therapeutic products based on UMMS’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures was approximately $2.5 million during 2005, and if we retain our current license portfolio, we expect expenditures to be approximately $1.2 million during 2006.
     We will require significant additional capital in order to fund the completion of our Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of ALS, which commenced in September 2005, and the other ongoing research and development related to the drug candidates acquired from Biorex in October 2004. We spent $3.8 million on the arimoclomol clinical program in 2005, and we estimate that the overall program, including the ongoing Phase IIa trial and the planned Phase IIb trial that we expect to initiate soon after completion of the present Phase IIa trial subject to FDA approval, will require us to expend approximately $3.2 million in 2006, and an additional $10.8 million over the following 12 to 18 months. However, we may incur substantial additional expense and the trial may be delayed if the FDA requires us to generate additional pre-clinical or clinical data in connection with the clinical trial, or the FDA requires us to revise significantly our planned protocol for the Phase IIb.
     Any additional capital may be provided by potential milestones payments pursuant to our licenses with Merck and Vical, both of which relate to Tranzfect, or our license with SynthRx related to Flocor, or by potential payments from future strategic alliance partners or licensees of our technologies. However, Merck is at an early stage of clinical trials of a product utilizing TransFect and Vical has only recently commenced a Phase IIa clinical trial of a product using TransFect, so there is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical.

          We intend also to pursue other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings, gifts, and grants or otherwise is subject to market conditions and out ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.
          We expect to incur significant losses for the foreseeable future and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.
     Contractual Obligations
          We have no current commitments for capital expenditures in 2006; however, we anticipate incurring capital expenditures in connection with the expansion of our laboratory. As of December 31, 2005, we had no committed lines of credit or other committed funding or long-term debt. As of December 31, 2005, minimum annual future obligations for operating leases, minimum annual future obligations under various license agreements and minimum annual future obligations under employment agreements consist of the following:

	Operating	License	Employment
	Leases	Agreements	Agreements	Total
	(In thousands)
2006	$507	$971	$1,264	$2,742
2007	389	235	887	1,511
2008	108	339	590	1,037
2009	1	339	—	340
2010 and thereafter	2	1070	—	1,072

Total	$1,007	$2,954	$2,741	$6,702

          We have employment agreements with our executive officers, the terms of which expire at various times through July 2008. Certain agreements provide for minimum salary levels, which are subject to increase annually in the Compensation Committee’s discretion, as well as for minimum annual bonuses. The reported commitment for employment agreements includes, among other things, a total of $0.9 million of compensation payable to members of our Scientific Advisory Board through 2008, and a total of $1.6 million of minimum salary and guaranteed bonuses payable to our executives.
     License and Collaboration Agreements
          In April 2003, we acquired new technologies by entering into exclusive license arrangements with UMMS covering potential applications of the medical institution’s proprietary RNAi technology in the treatment of specified diseases, including those within the areas of obesity, type 2 diabetes ALS and CMV. In consideration of the licenses, we made cash payments to UMMS totaling $186,000 and issued it a total of 1,613,258 shares of our common stock which were valued, for financial statement purposes, at $1.5 million. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology. In consideration of this license, we made cash payments to UMMS totaling $18,000 and issued it 215,101 shares of our common stock which were valued, for financial statement purposes, at $361,000. In July 2004, we further expanded our strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over a three-year period pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV and will give the Company an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. Approximately one year remains on the technology disclosure option. As of December 31, 2005, we have made cash payments to UMMS totaling

$1.1 million pursuant to the collaboration agreement with UMMS, but have not yet acquired or made any payments to acquire any options under that agreement.
          In May 2004, we licensed from the technology transfer company of the Imperial College of Science, Technology & Medicine, or Imperial College, the exclusive rights to intellectual property covering a drug screening method using RIP 140, which is a nuclear hormone co-repressor that is believed to regulate fat accumulation. In consideration of the license, we made cash payments to Imperial College totaling $87,000 and issued it a total of 75,000 shares of our common stock which were valued, for financial statement purposes, at the then-aggregate fair market value of $108,000. As the drug screening technology from Imperial College and the RNAi technology from UMMS had not achieved technological feasibility at the time of their license by us, had no alternative future uses and, therefore, no separate economic value, the total value of all cash payments and stock issued for acquisition of the technology was expensed as research and development in our financial statements.
     Net Operating Loss Carryforward
          At December 31, 2005, we had consolidated net operating loss carryforwards for income tax purposes of $35.6 million, which will expire in 2006 through 2025 if not utilized. We also have research and development tax credits and orphan drug tax credits available to reduce income taxes, if any, of $6.4 million, which will expire in 2006 through 2025 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
Results of Operations
          CytRx Corporation recorded net losses of $15.1 million, $16.4 million and $17.8 million during the years ended 2005, 2004 and 2003.
          We earned an immaterial amount in licensing fees during the years ended 2005, 2004 and 2003. All future licensing fees under out current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2006, we are not anticipating receiving any significant licensing fees.
     Research and Development

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Research and development expense	$8,867	$4,626	$1,485
Non-cash research and development expense	220	1,387	2,903
Acquired in-process research and development expense	—	3,022	—

	$9,087	$9,035	$4,388

          Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts. Our research and development expenses were $9.1 million in 2005, $9.0 million in 2004 and $4.4 million in 2003.
          Research and development expenses incurred during 2005 relate primarily to (i) the initiation of our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to other drug candidates purchased from Biorex, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our collaboration and invention disclosure agreement pursuant to which UMMS has agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the on-going small molecule drug discovery operations at our Massachusetts laboratory. Although our future research and development activities could vary substantially, our research and development activities will remain substantial in the future as a result of commitments related to the foregoing activities. Research and development expenses presented in the accompanying consolidated financial statements during 2004 were primarily the result of efforts to develop RNAi through new and existing licensing agreements, sponsored research agreements, as well as research and development efforts performed at our Massachusetts laboratory. Research and development expenses incurred in 2003 were primarily for the acquisition and licensing of intellectual property and the commencement of operations of our Massachusetts laboratory. All research and development costs related to the activities of our laboratory are expensed. No in-process research and development costs were eligible for capitalization at the time we purchased the minority interest in our prior subsidiary, CytRx Laboratories.
          In October 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex, a Hungry-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology for approximately $3.5 million in cash. Included in the assets acquired from Biorex are a 500-compound molecular library, as well as the molecules arimoclomol, iroxanadine and bimoclomol, each of which had, at the time of acquisition, successfully completed the European equivalent of a Phase I clinical trial. After management’s evaluation of the acquired technology, approximately $3.0 million of the acquisition price was expensed in 2004 as in-process research and development.
          As compensation to members of our scientific advisory board and consultants, and in connection with the acquisition of technology, we issue shares of our common stock, stock options and warrants to purchase shares of our common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded non-cash charges of $0.2 million, $1.4 million, and $2.9 million during 2005, 2004, and 2003, respectively.
          In 2006, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program with arimoclomol and related studies for the treatment of ALS. We estimate that the Phase II trial and related studies will cost approximately $17.8 million, of which approximately $3.8 million had been spent as of December 31, 2005, and will last between 24 to 30 months. Additionally, we estimate that our costs related to the activities of our Massachusetts laboratory will be consistent with expenses incurred in 2005.
     General and administrative expense

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
General and administrative expense	$6,057	$5,924	$3,841
Common stock, stock options and warrants issued for general and administrative expense	367	1,977	3,148

	$6,424	$7,901	$6,989

          General and administrative expenses include all administrative salaries and general corporation expenses. Our total general and administrative expenses, including common stock, stock options and warrants issued, were $6.4 million in 2005, $7.9 million in 2004 and $7.0 million in 2003. Our general and administrative expenses, net of common stock, stock options and warrants issued, were $6.1 million in 2005, $5.9 million in 2004 and $3.8 million in 2003. General and administrative expenses during 2005 as compared to 2004 were relatively constant. During 2005 the Company incurred approximately $0.9 million in higher salary expense than 2004, although the difference in total general and administrative expense was substantially smaller between 2005 and 2004 due to one-time expenses associated with our change in auditors in 2004, severance paid to certain members of management in the first half of 2004, and the settlement of certain legal proceedings, for which there was no comparable expenses in 2005. For the same reasons, general and administrative expenses during 2004 were higher as compared to 2003. We expect our general and administrative expenses in 2006 to be slightly higher than those incurred in 2005, as a result of our ongoing Sarbanes-Oxley compliance efforts.

          From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded non-cash charges of $0.4 million, $2.0 million, and $3.1 million during 2005, 2004, and 2003, respectively. These charges relate primarily to common stock, stock options and warrants issued in connection with the engagement and retention of financial, business development and scientific advisors. During 2004, as our business strategy matured, less use of financial business advisors was required, which resulted in substantially fewer options and common stock being issued as compared to 2003.
     Depreciation and amortization expense
          Depreciation and amortization expenses were $217,000, $104,000, and $2,000 in 2005, 2004 and 2003 respectively. Depreciation and amortization expenses recorded in 2005 reflect the depreciation of fixed assets located at our obesity and diabetes laboratory, as well as $75,000 of amortization expenses related to the molecular screening library acquired from Biorex in October 2004 and placed in service in March 2005. Depreciation incurred in 2004 consists almost entirely of depreciation on assets acquired for our obesity and diabetes laboratory. During the fourth quarter of 2003 and the first two quarters of 2004, we increased our capital spending as part of our overall strategy to establish our obesity and diabetes laboratory. As our need for additional equipment was nominal during 2005, our net capital assets declined to $726,000, net of depreciation, from $895,000 at December 31, 2004. During 2004, capital assets increased by $668,000 to $895,000, net of depreciation. As a result of these additions to assets, depreciation related to capital equipment increased from $2,000 in 2003 to $104,000 in 2004.
     Severance and other contractual payments to officers
          In accordance with a Mutual General Release and Severance Agreement in May 2004, we paid our former General Counsel, approximately $52,000 and 12 months of related benefits, and vested options to purchase 87,500 shares of our common stock that were granted upon the commencement of his employment. In accordance with a Mutual General Release and Severance Agreement in May 2004, we paid our former Chief Financial Officer, approximately $150,000 and 18 months of related benefits, and vested options to purchase 105,000 shares of our common stock that were granted upon the commencement of his employment.
     Loss on facility abandonment
          Subsequent to our merger with Global Genomics in 2002, we recorded a loss of $478,000 associated with the closure of our Atlanta headquarters and our relocation to Los Angeles. This loss represented the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease rental income and deferred rent at the time. In August 2005, we entered into a lease termination agreement pursuant to which we were released from all future obligations on the lease in exchange for a one-time $110,000 payment and the forfeiture of a $49,000 security deposit. As a result of this agreement, we realized a $163,000 offset against third quarter general and administrative expenses.
     Interest income
          Interest income was $206,000 in 2005, as compared to $60,000 in 2004 and $82,000 in 2003. The variances between years are primarily attributable to the cash available for investment and higher interest yields.
     Equity Losses from Minority-Owned Entity

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Equity losses from minority-owned entity	$—	$—	$245
Asset impairment charge	—	—	5,869
Amortization of acquired developed technology	—	—	548

	$—	$—	$6,662

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
     Minority interest in losses of subsidiary
          We recorded $81,000 in 2005, $160,000 in 2004 and $20,000 in 2003 related to the 5% minority interest in losses of CytRx Laboratories, which we acquired in September 2003. On June 30, 2005, we repurchased the outstanding 5% interest in CytRx Laboratories from Dr. Michael Czech, and on September 30, 2005, we completed the merger of CytRx Laboratories with and into the Company.
Recently Issued Accounting Standards
          In December 2004, the Financial Accounting Standards Board (“FASB”) revised and issued SFAS 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 2 to our audited financial statements illustrates the effect on net income and earnings per share for 2005, 2004 and 2003 if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. SFAS 123(R) applies to all awards granted, modified, repurchased, or cancelled after June 30, 2005. We will adopt SFAS 123(R) effective January 1, 2006, using the modified prospective method. As a result of the adoption of this statement, our compensation expense for share-based payments is expected to be approximately $0.6 million in 2006, but may be significantly greater dependant upon levels of share-based payments granted in the future, option valuation models utilized and assumptions selected at the time of the future grants.
          In December 2004, the FASB issued SFAS 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard did not have a material effect on our consolidated financial statements.
          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2006. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.
Related Party Transactions
          Dr. Michael Czech, who was until June 30, 2005 a 5% minority shareholder of our prior subsidiary, CytRx Laboratories, and who is a member of our Scientific Advisory Board, is an employee of UMMS and is the principal investigator for a sponsored research agreement between CytRx and UMMS. During each of 2005 and 2004, Dr. Czech was paid $80,000 for his Scientific Advisory Board services. In addition, during 2005 and

2004, we paid UMMS $1,410,000 and $403,000, respectively, under a sponsored research agreement to fund a portion of Dr. Czech’s research.
Off-Balance Sheet Arrangements
          We have not entered into off-balance sheet financing arrangements, other than operating leases.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in 2005, it would not have had a material effect on our statement of operations or cash flows for 2005 based upon our December 31, 2005 balances.
Item 8. Financial Statements and Supplementary Data
          Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2005 and 2004, and for each of the three years ended December 31, 2005, 2004 and 2003, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-21 of this Annual Report.
Item 9A. Controls and Procedures
          An evaluation was performed by our management team, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
          There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The following table provides information concerning our directors and executive officers:

		Class of
Name	Age	Director(1)	Position
Max Link	65	III	Director, Chairman of the Board(2)(3)
Steven A. Kriegsman	64	II	Director, Chief Executive Officer, President
Marvin R. Selter	78	II	Director, Vice Chairman of the Board(2)(3)(4)
Louis Ignarro, Ph.D.	64	I	Director
Joseph Rubinfeld, Ph.D.	73	I	Director(2)(4)
Richard L. Wennekamp	63	II	Director(2)(3)(4)
Mark A. Tepper, Ph.D.	48	—	Senior Vice President; Drug Discovery
Matthew Natalizio	51	—	Chief Financial Officer, Treasurer
Jack R. Barber, Ph.D.	50	—	Senior Vice President — Drug Development
Benjamin S. Levin	30	—	General Counsel, Vice President — Legal Affairs and Corporate Secretary

(1)	Our Class I directors serve until the 2007 annual meeting of stockholders, our Class II directors serve until the 2008 annual meeting of stockholders and our Class III director serves until the 2006 annual meeting of stockholders.

(2)	These directors constitute the members of our Audit Committee. Mr. Selter is the Chairman of the Committee.

(3)	These directors constitute the members of our Nominating and Corporate Governance Committee. Mr. Wennekamp is Chairman of the Committee.

(4)	These directors constitute the members of our Compensation Committee. Dr. Rubinfeld is Chairman of the committee.
     Max Link has been a director since 1996. Dr. Link has been retired from business since 2003. From March 2002 until its acquisition by Zimmer Holdings, Dr. Link served as Chairman and CEO of Centerpulse, Ltd. From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange Ltd. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Celsion Corporation, Discovery Laboratories, Inc., Human Genome Sciences, Inc. and PDL BioPharma, Inc.
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

     Marvin R. Selter has been a director since October 2003. He has been President and Chief Executive Officer of CMS, Inc. since he founded that firm in 1968. CMS, Inc. is a national management consulting firm. In 1972, Mr. Selter originated the concept of employee leasing. He serves as a member of the Business Tax Advisory Committee—City of Los Angeles, Small Business Board—State of California and the Small Business Advisory Commission—State of California. Mr. Selter also serves on the Valley Economic Development Center as past Chairman and Audit Committee Chairman, the Board of Valley Industry and Commerce Association as past Chairman, the Advisory Board of the San Fernando Economic Alliance and the California State University—Northridge as Chairman of the Economic Research Center. He has served, and continues to serve, as a member of boards of directors of various hospitals, universities, private medical companies and other organizations. Mr. Selter attended Rutgers—The State University, majoring in Accounting and Business Administration. He was an LPA having served as Controller, Financial Vice President and Treasurer at distribution, manufacturing and service firms. He has lectured extensively on finance, corporate structure and budgeting for the American Management Association and other professional teaching associations.
     Louis Ignarro, Ph.D. has been a director since July 2002. He previously served as a director of Global Genomics since November 20, 2000. Dr. Ignarro serves as the Jerome J. Belzer, M.D. Distinguished Professor of Pharmacology in the Department of Molecular and Medical Pharmacology at the UCLA School of Medicine. Dr. Ignarro has been at the UCLA School of Medicine since 1985 as a professor, acting chairman and assistant dean. Dr. Ignarro received the Nobel Prize for Medicine in 1998. Dr. Ignarro received a B.S. in pharmacy from Columbia University and his Ph.D. in Pharmacology from the University of Minnesota.
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
     Mark A. Tepper, Ph.D. was the President and co-founder of our prior subsidiary CytRx Laboratories (formerly Araios, Inc.) since September 2004, and is now our Senior Vice President, Drug Discovery. From November 2002 to August 2003, he served as an independent pharmaceutical consultant. Prior to that, from April 2002 to October 2002, he served as President and CEO of Arradial, Inc., an Oxford Biosciences Venture-backed company developing a novel microfluidics based drug discovery platform. From April 1995 to March 2002, Dr. Tepper served in a number of senior management roles at Serono, US, including Vice President, Research and Operations for the US Pharmaceutical Research Institute and Executive Director of Lead Discovery. From 1988 to 1995, Dr. Tepper was Sr. Research Investigator at the Bristol Myers Squibb Pharmaceutical Research Institute where he worked on the discovery and development of novel drugs in the area of Oncology and Immunology. Prior to that, Dr. Tepper was a post-doctoral fellow at the University of Massachusetts Medical School in the laboratory of Dr. Michael Czech. Dr. Tepper received a B.A. in Chemistry from Clark University with highest honors, and a Ph.D. in Biochemistry and Biophysics from Columbia University.
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
     Our board of directors has determined that Messrs. Link, Rubinfeld, Selter and Wennekamp are “independent” under the current independence standards of both the Nasdaq Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) which could be inconsistent with a finding of their independence as members of our board of directors or as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.
     Our board of directors has a standing Audit Committee currently composed of Messrs. Selter, Link, Rubinfeld and Wennekamp. Our board of directors has determined that Mr. Selter, one of the independent directors serving on our Audit Committee, also is an audit committee financial expert as defined by the SEC’s rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2005 were complied with.
Code of Ethics
     We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller, a copy of which is filed as an exhibit to this Form 10-K.

Item 11. Executive Compensation
Summary Compensation Table
     The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during the fiscal years ended December 31, 2005, 2004 and 2003 by Steven A. Kriegsman, our President and Chief Executive Officer, and the four other most highly compensated executive officers:

					Long-Term
					Compensation
					Securities
					Underlying		All Other
Name and Principal Position	Year		Salary	Bonus	Options (#)		Compensation
Steven A. Kriegsman	2005		$399,403	$250,000	300,000	(1)	$11,000	(2)
President and Chief Executive Officer	2004		$361,173	$150,000	—		$42,617	(3)
	2003		$313,772	$150,000	1,000,000	(4)	—
Jack R. Barber, Ph.D.	2005		$238,132	$50,000	150,000	(1)	—
Senior Vice President — Drug Development	2004	(5)	$112,910		$100,000	(6)	—
Mark A. Tepper, Ph.D.	2005		$214,285	$50,000	—		—
Senior Vice President — Drug Discovery	2004		$200,699	$50,000	—		—
	2003	(7)	$58,333	$—	400,000	(6)	—
Matthew Natalizio	2005		$184,167	$50,000	150,000	(1)	—
Chief Financial Officer and Treasurer	2004	(8)	$82,900	$—	100,000	(6)	—
Benjamin S. Levin	2005		$184,167	$50,000	150,000	(1)	—
General Counsel, Vice President — Legal Affairs and Corporate Secretary	2004	(9)	$80,881	$—	160,000	(6)	—

(1)	The options shown are subject to vesting in 36 equal monthly installments beginning on May 17, 2005, subject to the option holder’s remaining in our continuous employ through such dates.

(2)	The amount shown includes approximately $5,000 in insurance premiums paid by us with respect to a life insurance policy for Mr. Kriegsman with a face value of approximately $1.4 million and under which Mr. Kriegsman’s designee is the beneficiary. The amount shown also includes approximately $6,000 of legal fees and expenses paid or reimbursed by us in accordance with the terms of Mr. Kriegsman’s employment agreement described below under “Employment Agreement with Steven A. Kriegsman.”

(3)	The amount shown includes approximately $5,000 in insurance premiums paid by us with respect to the life insurance policy for Mr. Kriegsman referred to in note (2) above. The amount shown also includes approximately $37,617 of legal fees and expenses paid or reimbursed by us in accordance with the terms of Mr. Kriegsman’s employment agreement described below under “Employment Agreement with Steven A. Kriegsman.”

(4)	250,000 of the options shown vested on each of June 20, 2003 and June 20, 2004. The remaining 500,000 of the options shown vest in twenty-four monthly installments of 1/24th each on the 20th day of each month beginning on June 20, 2004, subject to Mr. Kriegsman’s remaining in our continuous employ through such dates.

(5)	Dr. Barber was hired on July 6, 2004.

(6)	The options shown are subject to vesting in three annual installments of 1/3rd each on each of the first three anniversaries of the named executive officer’s date of hire, subject to his remaining in our continuous employ through such dates.

(7)	Dr. Tepper was hired on September 20, 2003.

(8)	Mr. Natalizio was hired on July 12, 2004.

(9)	Mr. Levin was hired on July 15, 2004.
Option Grants in Last Fiscal Year
     The following table contains information concerning grants of stock options during the fiscal year ended December 31, 2005 to the executive officers named in the Summary Compensation Table:
Option Grants in Twelve Months Ended December 31, 2005

	Individual Grants			Potential Realizeable Value
	Number of	% of Total		at Assumed Annual Rates
	Shares	Options		of Stock Price
	Underlying	Granted to		Appreciation for Option
	Options	Employees In	Exercise	Term(1)
Name	Granted	Fiscal Year	Price	5%	10%
Steven A. Kriegsman	300,000	28.6%	$0.79	$266,300	$564,500
Jack R. Barber, Ph.D.	150,000	14.3%	$0.79	$133,200	$282,200
Mark A. Tepper, Ph.D.	—	—	—	$—	$—
Matthew Natalizio	150,000	14.3%	$0.79	$133,200	$282,200
Benjamin S. Levin	150,000	14.3%	$0.79	$133,200	$282,200

(1)	The potential realizable value shown in this table represents the hypothetical gain that might be realized based on assumed 5% and 10% annual compound rates of stock price appreciation over the full option term. These prescribed rates are not intended to forecast possible future appreciation of the common stock.
Fiscal Year-End Option Values
     The following table sets forth the number of options and total value of unexercised in-the-money options and warrants at December 31, 2005 for the executive officers named in the Summary Compensation Table, using the price per share of our common stock of $1.03 on December 30, 2005. During 2005, Mr. Kriegsman exercised warrants to purchase 459,352 shares of our common stock.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In-the-Money Options at
	December 31, 2005 (#)		December 31, 2005 ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven A. Kriegsman	850,000	450,000	$14,000	$58,000
Jack R. Barber, Ph.D.	62,500	187,500	$7,000	$29,000
Mark A. Tepper, Ph.D.	266,680	133,320	$—	$—
Matthew Natalizio	62,500	187,500	$7,000	$29,000
Benjamin S. Levin	82,495	227,505	$7,000	$29,000
Compensation of Directors
     Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant. During 2005, directors who were employees of our company received no compensation for their service as directors or as members of board committees.
     Effective October 1, 2005, our non-employee directors receive a quarterly retainer of $2,000 ($8,000 for the Chairman of the Board), a fee of $2,000 for each board meeting attended ($750 for meetings attended by teleconference and for board actions taken by unanimous written consent) and $1,000 for each committee meeting attended. Non-employee directors who serve as the Chairman a Board committee receive an additional $1,500 for each meeting attended as the Chairman of the Nomination and Governance Committee or the Compensation

Committee and an additional $2,000 for each meeting attended as the Chairman of the Audit Committee. Prior to October 2005, our non-employee directors received a quarterly retainer of $1,500, a fee of $1,500 for each board meeting attended ($750 for meetings attended by teleconference and for board actions taken by unanimous written consent) and $750 for each committee meeting attended. Non-employee directors who served as Chairman of a Board committee received an additional $500 for each meeting attended as the Chairman of the Nomination and Governance Committee or the Compensation Committee and an additional $1,000 for each meeting attended as the Chairman of the Audit Committee. We grant options to purchase 15,000 shares of common stock at an exercise price equal to the current market value of our common stock to each non-employee director annually, usually in the summer of each year. Past option grants were made subject to vesting in annual increments of 1/3rd each, subject to the director remaining as a director.
Equity Compensation Plans
          The following table sets forth certain information as of December 31, 2005 regarding securities authorized for issuance under our equity compensation plans.

			(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available
	to be Issued Upon	Weighted-Average	for Issuance Under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by our stockholders:
1994 Stock Option Plan	30,834	$1.00	70,850
1995 Stock Option Plan	—	—	22,107
1998 Long-Term Incentive Plan	132,541	1.00	29,517
2000 Long-Term Incentive Plan	6,042,167	1.71	3,957,833
Equity compensation plans not approved by our stockholders:
Outstanding warrants(1)	5,029,822	1.47	—

Total:	11,235,364	$1.59	4,080,307

(1)	Issued as compensation for various services and does not include warrants attached to common stock that were sold in private placement transactions.
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
Employment Agreements; Change in Control Agreements
     Employment Agreement with Steven A. Kriegsman
          Mr. Kriegsman is employed as our Chief Executive Officer pursuant to an employment agreement that was amended and restated as of May 17, 2005 to continue through July 1, 2008. As an incentive to enter the amended and restated employment agreement, Mr. Kriegsman was granted as of May 17, 2005, a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 300,000 shares of our common stock at a price of

$0.79 per share. The employment agreement will automatically renew in July 2008 for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.
          Under his employment agreement, Mr. Kriegsman is entitled to an annual base salary of $400,000. Our board of directors (or its Compensation Committee) will review the base salary annually and may increase (but not decrease) it in its sole discretion. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. Pursuant to his employment agreement with us, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and that he may continue to serve as Chairman of the Kriegsman Group only so long as necessary to complete certain current assignments.
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
     Employment Agreement with Matthew Natalizio
          Matthew Natalizio is employed as our Chief Financial Officer pursuant to an employment agreement that was amended and restated as of May 17, 2005, to continue through July 1, 2006. Mr. Natalizio is entitled under his amended and restated employment agreement to an annual base salary of $195,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter the amended and restated employment agreement, Mr. Natalizio was granted as of May 17, 2005, a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 150,000 shares of our common stock at a price of $0.79 per share. This option will vest as to 1/36th of the shares covered thereby each month after the date of the employment agreement, provided that Mr. Natalizio remains in our continuous employ.
          In the event we terminate Mr. Natalizio’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to three months’ salary under his employment agreement.
     Employment Agreement with Jack R. Barber, Ph.D.
          Jack R. Barber, Ph.D. is employed as our Senior Vice President — Drug Development pursuant to an employment agreement that was amended and restated as of May 17, 2005 to continue through July 1, 2006. Dr. Barber is entitled under his amended and restated employment agreement to an annual base salary of $250,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter the amended and restated employment agreement, Dr. Barber was granted as of May 17, 2005, a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 150,000 shares of our common stock at a price of $0.79 per share. This option will vest as to 1/36th of the shares covered thereby each month after the date of the employment agreement, provided that Dr. Barber remains in our continuous employ.
          In the event we terminate Dr. Barber’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to three months’ salary under his employment agreement.
     Employment Agreement with Mark A. Tepper, Ph.D.
          Mark A. Tepper, Ph.D., is employed as our Senior Vice President — Drug Discovery pursuant to an employment agreement effective as of September 17, 2005 to continue through September 17, 2006. Under his employment agreement, Dr. Tepper is entitled to an annual base salary of $250,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion.
          In the event Dr. Tepper’s employment is terminated without cause (as defined), we have agreed to continue to pay Dr. Tepper his salary and other employee benefits for a period of six months following his termination.
     Employment Agreement with Benjamin S. Levin
          Benjamin S. Levin is employed as our Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement that was amended and restated as of May 17, 2005 to continue through July 1, 2006. Mr. Levin is entitled under his amended and restated employment agreement to an annual base salary of $195,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter the amended and restated employment agreement, Mr. Levin was granted as of May 17, 2005, a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 150,000 shares of our common stock at a price of $0.79 per share. This option will vest as to 1/36th of the shares covered thereby each month after the date of the employment agreement, provided that Mr. Levin remains in our continuous employ.
          In the event we terminate Mr. Levin’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to three months’ salary under his employment agreement.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
          There are no “interlocks,” as defined by the SEC, with respect to any member of the compensation committee. Joseph Rubinfeld, Ph.D., Marvin R. Selter and Richard L. Wennekamp are the current members of the compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 10, 2006 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each director; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all executive officers and directors as a group.
          Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 10, 2006 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 69,515,867 shares of our common stock outstanding as of March 10, 2006. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of
	Common Stock
Name of Beneficial Owner	Number	Percent
Louis Ignarro, Ph.D.(1)	465,583	*
Steven A. Kriegsman(2)	5,050,265	7.16%
Max Link(3)	60,417	*
Joseph Rubinfeld(4)	23,667	*
Marvin R. Selter(5)	369,118	*
Richard Wennekamp(6)	16,667	*
Matthew Natalizio(7)	79,168	*
Jack R. Barber(8)	79,168	*
Mark A. Tepper(9)	266,676	*
Benjamin S. Levin(10)	99,168	*
All executive officers and directors as a group (ten persons)(11)	6,509,897	9.10%

(1)	Includes 373,667 shares subject to options or warrants.

(2)	Includes 1,029,165 shares subject to options or warrants. Mr. Kriegsman’s address is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049.

(3)	Includes 31,210 shares subject to options or warrants.

(4)	Includes 23,667 shares subject to options or warrants.

(5)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover. Includes 11,667 shares subject to options or warrants owned by Mr. Selter.

(6)	Includes 11,667 shares subject to options or warrants.

(7)	Includes 79,168 shares subject to options or warrants.

(8)	Includes 79,168 shares subject to options or warrants.

(9)	Includes 266,676 shares subject to options or warrants.

(10)	Includes 99,168 shares subject to options or warrants.

(11)	Includes 2,005,223 shares subject to options or warrants.
Item 13. Certain Relationships and Related Transactions
     We entered into an agreement, dated as of July 17, 2003 (and subsequently amended on October 18, 2003), with Louis Ignarro, Ph.D., one of our current directors. Pursuant to the agreement, Dr. Ignarro agreed to serve as our Chief Scientific Spokesperson to the medical and financial communities. As payment for his services, Dr. Ignarro was granted a non-qualified stock option under our 2000 Long-Term Incentive Plan to purchase 350,000 registered shares of our common stock at an exercise price equal to $1.89, the closing price for our common stock on Nasdaq on the date of grant. The option is now fully vested and has a term of seven years. Either party may terminate the agreement at any time.
Item 14. Principal Accountant Fees and Services
     BDO Seidman, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2003, 2004 and 2005.
Audit Fees
     The aggregate fees billed for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and 2004 and the estimated fees for the audit for the fiscal year ended December 31, 2005 are as follows:

Year:	BDO
2005	$170,000
2004	$217,000
2003	$160,000
Audit Related Fees
     For the fiscal year ended December 31, 2003, 2004 and 2005, BDO rendered $45,000, $0 and $14,000 of other audit-related services, which consisted of certain agreed-upon procedures performed prior to their audit of our financial statements for fiscal 2003 and work performed on the registration statement in 2005.
Tax Fees
     The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2004 were $25,000 and $20,000, respectively. We did not engage BDO to perform any tax-related services for the year ended December 31, 2005.

All Other Fees
     No other services were rendered by BDO for the years ended December 31, 2003, 2004 or 2005. Our Audit Committee has pre-approved all services (audit and non-audit) provided or to be provided to us by BDO for the years ended December 31, 2003, 2004 and 2005.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this 10-K:
     (1) Financial Statements
     Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-22 of this Annual Report. These consolidated financial statements are as follows:
     Consolidated Balance Sheets as of December 31, 2005 and 2004
     Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
     Notes to Consolidated Financial Statements
     Reports of Independent Registered Public Accounting Firms
     (2) Financial Statement Schedules
     The following financial statement schedule is set forth on page F-22 of this Annual Report.
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003
     All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.
     (b) Exhibits
     See Exhibit Index on page 50 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit
Number		Footnote
3.1	Restated Certificate of Incorporation	(a)

3.2	Restated By-Laws	(b)

3.3	Certificate Of Amendment To Restated Certificate of Incorporation	(m)

3.4	Corrected Restated Certificate of Incorporation	(n)

3.5	Certificate of Amendment to Restated Certificate of Incorporation	(n)

3.6	Certificate of Amendment to Restated Certificate of Incorporation	(ll)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company as Rights Agent	(c)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement	(k)

4.3	Stock Restriction and Registration Rights Agreement	(o)

4.4	Warrant issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting Engagement Letter dated July 20, 2002	(p)

4.5	Warrant issued on February 21, 2003 to Corporate Capital Group International Ltd. Inc	(r)

4.6	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the May 29, 2003 private placement	(s)

4.7	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the September 16, 2003 private placement	(v)

4.8	Warrant issued on May 10, 2004 to MBN Consulting, LLC	(aa)

4.9	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the October 4, 2004 private placement	(dd)

4.10	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the January 2005 private placement	(ee)

4.11	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the March 2006 private placement	(kk)

10.1	Agreement with Emory University, as amended	(d)

10.2	Option Agreement granting PSMA Development Company option to enter into a license agreement with CytRx Corporation dated December 23, 2002	(q)

10.3*	Amended and Restated Employment Agreement between CytRx Corporation and Jack J. Luchese	(i)

10.4*	Amended and Restated Change of Control Employment Agreement between CytRx Corporation and Jack J. Luchese	(i)

10.5*	Amendment No. 1 to Employment Agreement with Jack J. Luchese	(k)

10.6*	Amendment No. 1 to Change in Control Employment Agreement with Jack J. Luchese	(k)

10.7*	1986 Stock Option Plan, as amended and restated	(f)

10.8*	1994 Stock Option Plan, as amended and restated	(e)

10.9*	1995 Stock Option Plan	(g)

10.10*	1998 Long-Term Incentive Plan	(h)

10.11*	2000 Long-Term Incentive Plan	(k)

10.12*	Amendment No. 1 to 2000 Long-Term Incentive Plan	(m)

Exhibit
Number		Footnote
10.13*	Amendment No. 2 to 2000 Long-Term Incentive Plan	(m)

10.14*	Amendment No. 3 to 2000 Long-Term Incentive Plan	(x)

10.15*	Amendment No. 4 to 2000 Long-Term Incentive Plan	(x)

10.16†	License Agreement dated November 1, 2000 by and between CytRx Corporation and Merck & Co., Inc	(j)

10.17	License Agreement dated February 16, 2001 by and between CytRx Corporation and Ivy Animal Health, Inc	(k)

10.18†	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated	(l)

10.19*	Amended and Restated Employment Agreement dated as of May 2002 between CytRx Corporation and Steven A. Kriegsman	(p)

10.20	Extension of financial advisory agreement between CytRx Corporation and Cappello Capital Corp. dated January 1, 2002 Agreement between Kriegsman Capital Group and CytRx Corporation dated	(p)

10.21	February 11, 2002 regarding office space rental	(p)

10.22	Marketing Agreement with Madison & Wall Worldwide, Inc. dated August 14, 2002	(p)

10.23	Non-exclusive financial advisory agreement between CytRx Corporation and Sands Brothers & Co. Ltd. dated September 12, 2002	(p)

10.24	Agreement between Kriegsman Capital Group and CytRx Corporate dated January 29, 2003 regarding office space rental and shared services	(r)

10.25	Consulting Agreement, dated February 21, 2003 between CytRx Corporation and Corporate Capital Group International Ltd. Inc	(r)

10.26	Securities Purchase Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signatory page thereof	(s)

10.27	Registration Rights Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(s)

10.28†	Non-Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNA sequence specific mediators of RNA interference	(t)

10.29†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering in vivo production of small interfering RNAs	(t)

10.30†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibitation of gene expression in adipocytes using interference RNA	(t)

10.31†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNAi targeting of viruses	(t)

10.32†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering primary and polyvalent HIV-1 envelope glycoprotein DNA vaccines	(t)

10.33†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering gene based therapeutics for solid tumor treatments	(t)

Exhibit
Number		Footnote
10.34†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering selective silencing of a dominant ALS gene by RNAi	(t)

10.35	Investment Banking Agreement dated April 1, 2003 between Rockwell Asset Management Inc. and CytRx Corporation	(u)

10.36	Investment Banking Agreement dated April 3, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(u)

10.37	First Amendment to Investment Banking Agreement dated June 4, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(u)

10.38	Exclusive Financial Advisor Engagement Agreement dated May 16, 2003 between Cappello Capital Corp. and CytRx Corporation	(u)

10.39	Modification letter dated June 6, 2003 to Engagement Agreement between Cappello Capital Corp. and CytRx Corporation	(u)

10.40	Engagement Letter dated May 27, 2003 between Cardinal Securities, LLC and CytRx Corporation	(u)

10.41*	Second Amended and Restated Employment Agreement dated June 10, 2003 between Steven A. Kriegsman and CytRx Corporation	(u)

10.42	Financial Consulting Agreement dated May 10, 2003 between James Skalko and CytRx Corporation	(u)

10.43	Form of Securities Purchase Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signatory page thereof	(v)

10.44	Form of Registration Rights Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(v)

10.45†	Amended and Restated License Agreement dated as of September 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibition of gene expression in adipocytes using interference RNA, certain data bases, the use of endoplasmic reticulum stress response pathway of adipose cells to enhance whole body insulin sensitivity, and receptor-activated reporter systems	(w)

10.46	Second Amendment to Investment Banking Agreement dated as of August 13, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(w)

10.47*	Agreement dated as of July 17, 2003 between Dr. Louis J. Ignarro and CytRx Corporation	(w)

10.48*	Employment Agreement dated as of August 1, 2003 between C. Kirk Peacock and CytRx Corporation	(w)

10.49*	Employment Agreement dated as of September 17, 2003 between Mark A. Tepper and Araios, Inc	(w)

10.50	Agreement of Settlement and Release dated August 8, 2003 among Corporate Capital Group International Ltd., Inc, Peter Simone and CytRx Corporation	(w)

10.51	Confirming letter dated September 19, 2003 to the engagement agreement dated May 16, 2003 between Cappello Capital Corp. and CytRx Corporation	(w)

10.52	Preferred Stock Purchase Agreement dated as of September 16, 2003 between Araios, Inc. and CytRx Corporation	(w)

10.53	Stockholders Agreement dated as of September 17, 2003 among Araios, Inc., Dr. Michael Czech and CytRx Corporation	(w)

10.54	Private Placement Agent Agreement dated September 15, 2003 between Dunwoody Brokerage Services, Inc. and CytRx Corporation	(w)

Exhibit
Number		Footnote
10.55	Private Placement Agent Agreement dated September 15, 2003 between Gilford Securities Incorporated and CytRx Corporation	(w)

10.56	Agreement dated as of September 16, 2003 between Maxim Group, LLC and CytRx Corporation	(w)

10.57	Amended and Restated Professional Services Agreement among CytRx Corporation, The Kriegsman Group and Kriegsman Capital Group, dated as of July 1, 2003	(x)

10.58†	Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc and CytRx Corporation, dated as of December 3, 2003	(x)

10.59†	Amended and Restated Exclusive License Agreement among University of Massachusetts Medical School, CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003	(x)

10.60†	Collaboration Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc. and CytRx Corporation, dated as of December 22, 2003	(x)

10.61†	Sublicense Agreement between CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003	(x)

10.62†	Agreement between CytRx Corporation and Dr. Robert Hunter regarding SynthRx, Inc dated October 20, 2003	(x)

10.63	Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(x)

10.64	Assignment to CytRx Corporation effective July 1, 2003 of Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(x)

10.65*	Amendment dated October 18, 2003 to Agreement between Dr. Louis J. Ignarro and CytRx Corporation dated as of July 17, 2003	(x)

10.66	Consulting Agreement dated December 1, 2003 between CytRx Corporation and MBN Consulting, LLC	(x)

10.67	Office Lease between Araios, Inc. and Are-One Innovation Drive, LLC dated 11-19-03	(x)

10.68	Registration Rights Agreement, dated as of January 29, 2004, by and between CytRx Corporation and Advanced BioScience Laboratories, Inc	(y)

10.69	Consulting Agreement, dated as of February 9, 2004, between CytRx Corporation and The Investor Relations Group, Inc	(y)

10.70	Investment Banking Agreement, dated as of February , 2004, between CytRx Corporation and Gunn Allen Financial, Inc	(y)

10.71	Scientific Advisory Board Agreement, effective as of March 3, 2004, by Tariq M. Rana, Ph.D., CytRx Corporation and Araios, Inc	(y)

10.72	Scientific Advisory Board Agreement, effective as of March 3, 2004, by Craig Mello, Ph.D., CytRx Corporation and Araios, Inc	(y)

10.73†	Patent License Agreement, dated May, 2004, among CytRx Corporation, Imperial College of Science and Technology and Imperial College Innovations Limited	(z)

10.74*	Mutual General Release and Severance Agreement, dated May 12, 2004, between CytRx Corporation and C. Kirk Peacock	(z)

10.75*	Mutual General Release and Severance Agreement, dated May12, 2004, between CytRx Corporation and Gregory Liberman	(z)

10.76	Settlement and Release Agreement dated May 10, 2004, by and between MBN Consulting, LLC and CytRx Corporation	(aa)

10.77	Registration Rights Agreement dated May 10, 2004, by and between MBN Consulting, LLC and CytRx Corporation	(aa)

Exhibit
Number		Footnote
10.78†	Collaboration and Invention Disclosure Agreement dated July 8, 2004, by and between the University of Massachusetts, as represented solely by the Medical School at its Worcester campus, and CytRx Corporation	(aa)

10.79*	Employment Agreement dated July 6, 2004, by and between Jack Barber and CytRx Corporation	(aa)

10.80*	Employment Agreement dated July 12, 2004, by and between Matthew Natalizio and CytRx Corporation	(aa)

10.81*	Employment Agreement dated July 15, 2004, by and between Benjamin Levin and CytRx Corporation	(aa)

10.82	Mutual and General Release of All Claims effective as of May 29, 2004, by and between Madison & Wall Worldwide, Inc. and CytRx Corporation	(aa)

10.83	Registration Rights Agreement dated May , 2004, by and between Madison & Wall Worldwide, Inc. and CytRx Corporation	(aa)

10.84	Investment Banking Agreement dated September 13, 2004, by and between CytRx Corporation and J.P. Turner & Company, LLC	(bb)

10.85	Investment Banking Agreement dated September 30, 2004, by and between CytRx Corporation and Rodman & Renshaw, LLC	(cc)

10.86	Asset Sale and Purchase Agreement dated October 4, 2004, by and among CytRx Corporation, Biorex Research & Development, RT and BRX Research and Development Company Ltd	(dd)

10.87	Securities Purchase Agreement dated as of October 4, 2004 among CytRx Corporation and the Purchasers identified on the signatory page thereof	(dd)

10.88	Registration Rights Agreement dated as of October 4, 2004 among CytRx Corporation and the Purchasers identified on the signatory page thereof	(dd)

10.89	Securities Purchase Agreement, dated as of January 20, 2005, by and among CytRx Corporation and the Investors named therein	(ee)

10.90	Registration Rights Agreement, dated as of January 20, 2005, by and among CytRx Corporation and the Investors named therein	(ee)

10.91	Investment Banking Agreement dated January 20, 2005 between CytRx Corporation and Rodman & Renshaw, LLC	(ee)

10.91*	Employment Agreement dated April 29, 2005 between CytRx Corporation and Dr. Scott Wieland	(ff)

10.92*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman	(gg)

10.93*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Matthew Natalizio	(gg)

10.94*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Dr. Jack Barber	(gg)

10.95*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Benjamin S. Levin	(gg)

10.96*	Employment Agreement dated October 6, 2005 between CytRx Corporation and Dr. Mark A. Tepper	(hh)

10.97	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(ii)

10.98*	Schedule of Non-Employee Director Compensation adopted on October 24, 2005	(jj)

10.99	Securities Purchase Agreement, dated as of March 2, 2006, by and among CytRx Corporation and the purchasers named therein	(kk)

Exhibit
Number		Footnote
10.100	Registration Rights Agreement, dated as of March 2, 2006, by and among CytRx Corporation and the purchasers named therein.	(kk)

10.101	Lock-Up Agreement, dated as of March 2, 2006, by and among CytRx Corporation, Steven A. Kriegsman and American Stock Transfer & Trust Company.	(kk)

10.102	Investment Banking Agreement dated February ___, 2006 between CytRx Corporation and T.R. Winston & Company LLC.	(kk)

14.1	Code of Ethics.	(x)

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997

(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997

(c)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 1997

(d)	Incorporated by reference to the Registrant’s Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986

(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1997

(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 1996

(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995

(h)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 1998

(i)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2000

(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on March 16, 2001

(k)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 2001

(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2001

(m)	Incorporated by reference to the Registrant’s Proxy Statement filed June 10, 2002

(n)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-91068) filed on June 24, 2002

(o)	Incorporated by reference to the Registrant’s 8-K filed on August 1, 2002

(p)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2002

(q)	Incorporated by reference to the Registrant’s 10-K filed on March 31, 2003

(r)	Incorporated by reference to the Registrant’s 10-Q filed on May 15, 2003

(s)	Incorporated by reference to the Registrant’s 8-K filed on May 30, 2003

(t)	Incorporated by reference to the Registrant’s S-3 Amendment No. 4 (File No. 333-100947) filed on August 5, 2003

(u)	Incorporated by reference to the Registrant’s 10-Q filed on August 14, 2003

(v)	Incorporated by reference to the Registrant’s 8-K filed on September 17, 2003

(w)	Incorporated by reference to the Registrant’s 10-Q filed on November 12, 2003

(x)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004

(y)	Incorporated by reference to the Registrant’s 10-Q filed on May 17, 2004

(z)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 to Form S-3 (Reg. No. 333-109708) filed on June 2, 2004

(aa)	Incorporated by reference to the Registrant’s 10-Q filed on August 16, 2004

(bb)	Incorporated by reference to the Registrant’s 8-K filed on September 17, 2004

(cc)	Incorporated by reference to the Registrant’s 10-Q filed on November 3, 2004

(dd)	Incorporated by reference to the Registrant’s 8-K filed on October 5, 2004

(ee)	Incorporated by reference to the Registrant’s 8-K filed on January 21, 2005

(ff)	Incorporated by reference to the Registrant’s 8-K filed on May 4, 2005

(gg)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005

(hh)	Incorporated by reference to the Registrant’s 8-K filed on October 7, 2005

(ii)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005

(jj)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2005

(kk)	Incorporated by reference to the Registrant’s 8-K filed on March 3, 2006

(ll)	Incorporated by reference to the Registrant’s Proxy Statement filed June 7, 2005

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

	By:	/s/ Steven A. Kriegsman
Steven A. Kriegsman
President and Chief Executive Officer

Date: March 30, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven A. Kriegsman Steven A. Kriegsman	President and Chief Executive Officer and Director	March 30, 2006

/s/ Matthew Natalizio Matthew Natalizio	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30, 2006

/s/ Louis J. Ignarro, Ph.D	Director	March 30, 2006
Louis J. Ignarro, Ph.D

/s/ Max Link	Director	March 30, 2006
Max Link

/s/ Joseph Rubinfeld, Ph.D	Director	March 30, 2006
Joseph Rubinfeld, Ph.D

/s/ Marvin R. Selter	Director	March 30, 2006
Marvin R. Selter

/s/ Richard L. Wennekamp	Director	March 30, 2006
Richard L. Wennekamp

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,299,390	$1,987,595
Short-term investments	—	1,011,814
Accounts Receiveable	172,860	—
Prepaid compensation, current portion	27,813	604,750
Prepaid and other current assets	287,793	351,396

Total current assets	8,787,856	3,955,555

Equipment and furnishings, net	352,641	447,579

Molecular library, net	372,973	447,567

Goodwill	183,780	—

Other assets:
Prepaid and other assets	241,660	198,055

Total assets	$9,938,910	$5,048,756

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$815,626	$1,661,104
Accrued expenses and other current liabilities	1,639,922	1,074,146

Total current liabilities	2,455,548	2,735,250
Accrued loss on facility abandonment	—	206,833
Deferred gain on sale of building	—	65,910
Deferred revenue	275,000	275,000

Total liabilities	2,730,548	3,282,993

Minority interest	—	170,671

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 59,283,960 and 40,189,688 shares issued and outstanding at December 31, 2005 and 2004, respectively	59,284	40,190
Additional paid-in capital	130,715,363	110,028,327
Treasury stock, at cost (633,816 shares held, at cost, at December 31, 2005 and 2004, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(121,287,047)	(106,194,187)

Total stockholders’ equity	7,208,362	1,595,092

Total liabilities and stockholders’ equity	$9,938,910	$5,048,756

The accompanying notes are an integral part of these consolidated balance sheets.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Income:
Service revenues	$82,860	$—	$—
License fees	101,500	428,164	94,000

	184,360	428,164	94,000

Expenses:
Research and development (includes non-cash stock compensation of $219,718, $1,387,645 and $2,902,484 in 2005, 2004, and 2003 respectively)	9,087,270	6,012,903	4,387,599
In-process research and development	—	3,021,952	—
Common stock, stock options and warrants issued for general and administrative	366,753	1,977,330	3,148,047
General and administrative	6,057,353	5,923,910	3,840,620
Depreciation and amortization	217,095	103,851	2,130

	15,728,471	17,039,946	11,378,396

Loss before other income	(15,544,111)	(16,611,782)	(11,284,396)
Other income —
Gain on lease termination	163,604	—	—
Interest income	206,195	59,977	82,064

	(15,174,312)	(16,551,805)	(11,202,332)
Equity in losses from minority-owned entity	—	—	(6,662,031)
Minority interest in losses of subsidiary	81,452	159,616	19,763

Net loss	$(15,092,860)	$(16,392,189)	$(17,844,600)

Basic and diluted loss per common share	$(0.27)	$(0.48)	$(0.65)

Basic and diluted weighted average shares outstanding	56,852,402	34,325,636	27,324,794

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2002	22,143,927	$22,144	$82,173,839	$(71,957,398)	$(2,279,238)	$7,959,347
Issuance of common stock for research and development	1,828,359	1,828	2,550,606	—	—	2,552,434
Common stock and warrants issued in connection with private placements	7,081,025	7,081	12,485,543	—	—	12,492,624
Issuance of common stock for services	700,000	700	1,534,050	—	—	1,534,750
Issuance of stock options/warrants	—	—	1,613,297	—	—	1,613,297
Options and warrants exercised	2,638,689	2,639	1,882,125	—	—	1,884,764
Net loss	—	—	—	(17,844,600)	—	(17,844,600)

Balance at December 31, 2003	34,392,000	34,392	102,239,460	(89,801,998)	(2,279,238)	10,192,616
Common stock and warrants issued in connection with private placements	4,100,000	4,100	3,899,900	—	—	3,904,000
Issuance of common stock for services	800,000	800	1,252,950	—	—	1,253,750
Issuance of stock options/warrants	—	—	2,111,225	—	—	2,111,225
Options and warrants exercised	897,688	898	524,792	—	—	525,690
Net loss	—	—	—	(16,392,189)	—	(16,392,189)

Balance at December 31, 2004	40,189,688	40,190	110,028,327	(106,194,187)	(2,279,238)	1,595,092
Common stock and warrants issued in connection with private placements	18,084,494	18,084	19,572,362	—	—	19,590,446
Issuance of stock options/ warrants:
For services	—	—	586,471	—	—	586,471
For minority interest	—	—	273,000	—	—	273,000
Options and warrants exercised	1,009,778	1,010	255,203	—	—	256,213
Net loss	—	—	—	(15,092,860)	—	(15,092,860)

Balance at December 31, 2005	59,283,960	$59,284	$130,715,363	$(121,287,047)	$(2,279,238)	$7,208,362

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(15,092,860)	$(16,392,189)	$(17,844,600)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	217,095	103,851	2,130
Equity in losses from minority-owned entity	—	—	6,662,031
Minority interest in losses of subsidiary	(81,452)	(159,616)	(19,763)
Gain on lease termination	(163,604)	—	—
Stock option and warrant expense	366,753	1,104,730	1,613,297
Common stock issued for services	—	872,600	1,534,750
Non-cash research and development	219,718	1,387,645	2,902,484
Changes in assets and liabilities:
Accounts receivable	(172,860)	—	—
Note receivable	—	16,608	365,249
Prepaid and other assets	596,935	(768,433)	14,123
Accounts payable	(845,477)	922,969	658,188
Other liabilities	456,637	558,643	(181,044)

Total adjustments	593,745	4,038,997	13,551,445

Net cash used in operating activities	(14,499,115)	(12,353,192)	(4,293,155)

Cash flows from investing activities:
Purchases of short-term investments	—	(961,765)	—
Redemption of short-term investments	1,011,814	—	1,401,358
Net cash paid related to acquisition Purchases of property and equipment	(47,563)	(771,584)	(228,459)
Disposals of property and equipment, net	—	—	—

Net cash (used in) provided by investing activities	964,251	(1,733,349)	1,172,899

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	256,213	525,690	1,884,764
Net proceeds from issuance of common stock	19,590,446	3,904,000	12,492,624

Net cash provided by financing activities	19,846,659	4,429,690	14,377,388

Net increase (decrease) in cash and cash equivalents	6,311,795	(9,656,851)	11,257,132
Cash and cash equivalents at beginning of year	1,987,595	11,644,446	387,314

Cash and cash equivalents at end of year	$8,299,390	$1,987,595	$11,644,446

Supplemental disclosures of non-cash investing and financing activities:
Fair market value of options and warrants provided for goods and services	$586,471	$1,104,730	$1,613,297

Fair market value of common stock exchanged for minority interest in subsidiary	$273,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with an obesity and type 2 diabetes research laboratory in Worcester, Massachusetts (see Note 11). On September 30, 2005, the Company completed the merger of CytRx Laboratories, Inc., previously a wholly owned subsidiary of the Company and the owner of its Massachusetts laboratory (the “Subsidiary”), with and into the Company. The Company’s small molecule therapeutics efforts include the clinical development of three, oral drug candidates that it acquired in October 2004, as well as a drug discovery operation conducted by its laboratory in Worcester, Massachusetts. The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV). In addition, the Company recently announced that a novel HIV DNA + protein boost vaccine exclusively licensed to the Company and developed by researchers at University of Massachusetts Medical School and Advanced BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. The Company has entered into strategic alliances with third parties to develop several of the Company’s other products.
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
     To date, the Company has relied primarily upon selling equity securities and, to a much lesser extent, upon payments from its strategic partners and licensees and upon proceeds received upon the exercise of options and warrants to generate the funds needed to finance its operations. Management believes the Company’s cash and cash equivalents balances are sufficient to meet projected cash requirements into the third quarter of 2007. The Company will be required to obtain significant additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain significant additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
2. Summary of Significant Accounting Policies
     Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of CytRx together with those of its majority-owned subsidiaries. The accounts of the Subsidiary, less the minority interest, are included from September 17, 2003 until June 30, 2005, when the Company purchased the outstanding 5% interest in the Subsidiary (see Note 11) and the Subsidiary became wholly owned by the Company. The accounts of Global Genomics are included since July 19, 2002 (see Note 12).
     Revenue Recognition — Biopharmaceutical revenues consist of license fees and milestone payments from strategic alliances from pharmaceutical companies as well as contract research. Service revenues consist of government grants, and laboratory consulting.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and the Company has no other performance obligations related to the milestone and collectibility is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.
     Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence or an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. The percentage of services performed related to contract research, government grants and consulting services is based upon the ratio of the number of direct labor hours performed to date to the total hours the Company is obligated to perform under the related contract.
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
     Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values.
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
     Molecular Library—The Molecular Library, a collection of chemical compounds that we believe may be developed into drug candidates, are stated at cost and depreciated over five years; the estimated useful life of the molecular library, which is less than the remaining life of the related patents. On an annual basis, or whenever there is a triggering event that might suggest an impairment, management evaluates the realizability of the molecular library to determine whether its carrying value has been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Patents and Patent Application Costs — Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred.
     Basic and Diluted Loss per Common Share — Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 24.7 million shares, 14.5 million shares and 10.1 million shares at December 31, 2005, 2004 and 2003, respectively.
     Shares Reserved for Future Issuance — As of December 31, 2005, the Company has reserved approximately 3.96 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans and warrants issued to consultants and investors.
     Stock-based Compensation — The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25 (Note 14), Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized. The Company continues to follow the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, which requires the disclosure of proforma net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	2005	2004	2003
Net loss, as reported	$(15,092)	$(16,392)	$(17,845)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(619)	(1,376)	(928)

Pro forma net loss	$(15,711)	$(17,768)	$(18,773)

Loss per share, as reported (basic and diluted)	$(0.27)	$(0.48)	$(0.65)
Loss per share, pro forma (basic and diluted)	$(0.27)	$(0.52)	$(0.69)
     The fair value for the Company’s options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Weighted average risk free interest rate	4.25%	4.25%	2.82%
Dividend yields	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	109%	109%	99%
Weighted average years outstanding	4.8	5.8	5.1
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

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Other comprehensive income/(loss) — The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires separate representation of certain transactions, which are recorded directly as components of shareholders’ equity. The Company has no other comprehensive income/(loss).
3. Recent Accounting Pronouncements
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
     SFAS 123(R) requires a company using the modified prospective transition method to recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nonvested as of the effective date of SFAS 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123.
     The Company expects the adoption of SFAS 123(R) to result in recognition of additional non-cash stock-based compensation expense which will increase net losses in amounts which likely will be considered material, although it will not impact its cash position (see Note 2).
     In December 2004, the FASB issued SFAS 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2006. the Company’s results of operations and financial condition will only be impacted by SFAS 154 if it implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.
4. Investments
     At December 31, 2005, the Company did not have any investments. At December 31, 2004, the Company held approximately $1.0 million in short-term investments. The contractual maturities of securities held at December 31, 2004 were one year or less. At December 31, 2004, the Company classified all of its investments (consisting entirely of Certificates of Deposit) as held-to-maturity. The fair market value approximated the carrying costs and gross unrealized and realized gains/losses were immaterial.
5. Restricted Assets
     At December 31, 2005, the Company had $150,000 on deposit with its landlords related to its leased facilities, which were classified as other assets. At December 31, 2004 the Company held approximately $51,000 in investments (consisting entirely of Certificates of Deposit), reported in Prepaid and Other Current Assets in the accompanying consolidated balance sheets. The contractual maturities of securities held at December 31, 2004 were one year or less. At December 31, 2004, the investments were pledged as collateral for a letter of credit for the same amount issued in connection with one of the Company’s lease agreements. During 2005, the letter of credit was replaced by a cash deposit for the lease on the rental property.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Property and Equipment
     Property and equipment at December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004
Equipment and furnishings	$601	$554
Less — accumulated depreciation	(248)	(106)

Equipment and furnishings, net	353	448

Molecular library	$447	$447
Less — accumulated amortization	(75)	—

Molecular library, net	372	447

Property and equipment, net	$725	$895

     At December 31, 2004, the molecular library had been purchased from Biorex, but was not placed in service by the Company, as the compounds were not physically received until March 2005. Therefore, no amortization of the related patents was recorded in 2004. The molecular library is being amortized over 60 months, which is less than the estimated effective life of the patents. The result will be that the Company will incur approximately $89,000 in amortization over the next four years and approximately $16,000 in 2010, the final year.
7. Accrued Expenses
     Accrued expenses and other current liabilities at December 31, 2005 and 2004 are summarized below (in thousands).

	2005	2004
Deferred gain on sale of building (current portion)	$—	$28
Accrued loss on facility abandonment (current portion)	—	106
Professional fees	205	359
Research and development costs	911	140
Accrued bonuses	163	181
Accrued settlement fee	253	200
Other miscellaneous	108	60

Total	$1,640	$1,074

8. Termination of the Atlanta Facility Lease
     Subsequent to the Company’s merger with Global Genomics in 2002, it recorded a loss of $563,000 associated with the closure of the Atlanta headquarters and its relocation to Los Angeles. This loss represented the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease rental income and deferred rent at the time. In August 2005, the Company entered into a lease termination agreement pursuant to which it was released from all future obligations on the lease in exchange for a one-time $110,000 payment and the forfeiture of a $49,000 security deposit. As a result of this agreement the Company realized $164,000 in other income.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Commitments and Contingencies
     Minimum annual future obligations under operating leases, minimum annual future obligations under various license agreements and minimum annual future obligations under employment agreements consist of the following (in thousands):

	Operating	License	Employment
	Leases	Agreements	Agreements	Total
	(In thousands)
2006	$507	$971	$1,264	$2,742
2007	389	235	887	1,511
2008	108	339	590	1,037
2009	1	339	—	340
2010 and thereafter	2	1,070	—	1,072

Total	$1,007	$2,954	$2,741	$6,702

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
     The Company has employment agreements with its executive officers, the terms of which expire at various times through July 2008. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the Compensation Committee’s determination, as well as for minimum bonuses that are payable. The reported commitment for employment agreements includes, among other things, a total of $0.9 million of compensation payable to members of CytRx’s Scientific Advisory Board, and a total of $1.6 million of salary and guaranteed bonuses payable to CytRx’s executives.
     Rent expense under operating leases during 2005, 2004 and 2003 was approximately $380,000, $364,000 and $258,000, respectively.
     The Company applies the disclosure provisions of FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“ FIN 45”), to its agreements that contain guarantee or indemnification clauses. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45. To date, the Company has not incurred material costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to these indemnifications or guarantees.
     10. Private Placements of Common Stock
     In January 2005, the Company entered into a Stock Purchase Agreement with a group of institutional and other investors (the “January 2005 Investors”). The January 2005 Investors purchased, for an aggregate purchase price of

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$21.3 million, 17,334,494 shares of the Company’s common stock and warrants to purchase an additional 8,667,247 shares of the Company’s common stock, at $2.00 per share, expiring in 2010. After consideration of offering expenses, net proceeds to the Company were approximately $19.4 million. The shares and the shares underlying the warrants issued to the January 2005 Investors were subsequently registered. In addition, the Company issued approximately $158,000 worth of common stock in February 2005.
     In October 2004, the Company entered into a Stock Purchase Agreement with a group of institutional and other investors (the “October 2004 Investors”). The October 2004 Investors purchased, for an aggregate purchase price of $4.0 million, 4,000,000 shares of the Company’s common stock and warrants to purchase an additional 3,080,000 shares of the Company’s common stock, at $1.69 per share, expiring in 2009. After consideration of offering expenses, net proceeds to the Company were approximately $3.7 million. The shares and the shares underlying the warrants issued to the October 2004 Investors were subsequently registered. In addition, the Company issued approximately $204,000 worth of common stock in January 2004.
     In September 2003, the Company entered into a Stock Purchase Agreement with a group of institutional and other investors (the “September 2003 Investors”). The September 2003 Investors purchased, for an aggregate purchase price of $8.7 million, 4,140,486 shares of the Company’s common stock and warrants to purchase an additional 1,035,125 shares of the Company’s common stock, at $3.05 per share, expiring in 2008. After consideration of offering expenses, net proceeds to the Company were approximately $7.7 million. The shares and the shares underlying the warrants issued to the September 2003 Investors were subsequently registered.
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
11. Investment in Subsidiary
     On June 30, 2005, the Company issued 650,000 shares of its common stock to Dr. Michael Czech as part of a transaction in which the Company purchased Dr. Czech’s 5% interest in the Subsidiary, which, as a result of the purchase, became a wholly-owned subsidiary of CytRx. The Subsidiary was subsequently merged with and into the Company on September 30, 2005. The purchase of Dr. Czech’s interest in the Subsidiary was consummated pursuant to the terms of the Stockholders Agreement dated September 17, 2003, by and among CytRx, the Subsidiary and Dr. Czech, 300,000 of the shares of CytRx common stock issued to Dr. Czech were unrestricted and in exchange for his 5% interest in the Subsidiary. That stock is valued at $0.91 per share, the then fair value of the common stock, for financial statement purposes. The non-cash transaction was accounted for using purchase accounting, and resulted in $184,000 of goodwill for financial statement purposes, which represents the difference between the market value of the 300,000 unrestricted shares issued to Dr. Czech and the fair value of the minority interest at June 30, 2005.
12. Merger with Global Genomics
     In July 2002, CytRx acquired Global Genomics, a privately-held genomics holding company, through a merger of GGC Merger Corporation, a wholly-owned subsidiary of CytRx, into Global Genomics. Global Genomics is a genomics holding company that at the time of the merger owned a 40% ownership interest in Blizzard and a 5% ownership interest in Psynomics. CytRx’s primary reasons for the acquisition were to (a) expand its business into the genomics field to diversify its product and technology base, and (b) gain the management and directors of Global

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Genomics, who could assist CytRx in developing corporate partnerships and acquisition, investment and financing opportunities not previously available to CytRx.
     Equity in Losses of Blizzard. The Company recorded its portion of the losses of Blizzard using the equity method. The equity in losses of Blizzard and the amortization of the acquired developed technology are reported as a separate line item in the accompanying consolidated statement of operations.
     Impairment Test of Intangible Assets. In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), the Company reviewed the net values on its balance sheet as of September 30, 2003 assigned to Investment in Minority — Owned Entity — Acquired Developed Technology resulting from its acquisition of Global Genomics. CytRx’s analysis consisted of a review of current financial projections prepared by Blizzard, application of a discounted cash flow valuation model of Blizzard’s projected cash flows, and consideration of other qualitative factors. Based upon the quantitative and qualitative factors described above and in addition to others, CytRx’s management determined its investment in Blizzard had no value, and that an impairment charge of $5,868,000 was necessary in 2003.
     As of December 31, 2003, the following assets related to Blizzard were reflected in CytRx’s balance sheets:

Investment in minority owned entity — acquired developed technology	$7,309,250
Receivable from Blizzard	16,640
Less: Accumulated amortization	(883,311)
Less: Equity-method losses to date	(574,381)
Less: Impairment charge	(5,868,198)

$—

13. Severance Payments to Officers
     In accordance with a Mutual General Release and Severance Agreement in May 2004, the Company paid the Company’s former General Counsel, $52,000 and 12 months of related benefits, and immediately vested options to purchase 87,500 shares of its common stock that were granted upon the commencement of his employment. In accordance with a Mutual General Release and Severance Agreement in May 2004, the Company paid the Company’s former Chief Financial Officer, $150,000 and 18 months of related benefits, and immediately vested options to purchase 105,000 shares of its common stock that were granted upon the commencement of his employment.
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
     In connection with the Company’s private equity financings that were consummated on October 4, 2004 and January 20, 2005, the Company re-priced warrants to purchase approximately 2.8 million shares as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in these equity financings at a price below the closing market price on the date of the transaction. The warrants were issued

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in connection with the Company’s May and September 2003 private investment in public equity (PIPE) transactions. The antidilution provision is required to be accounted for as a liability under SFAS 150 and is adjusted on a mark to market basis. To date the fair value of the liability has been immaterial. Pursuant to the anti-dilution provision, the exercise price of these warrants was reduced from $3.05 per share, to $2.70 per share, and the number of shares underlying the warrants was increased to approximately 3.1 million shares.
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
     We recorded approximately $586,000, $1.1 million and $1.6 million of non-cash charges related to the issuance of stock options and warrants to certain consultants in exchange for services during 2005, 2004 and 2003, respectively.
     A summary of the Company’s stock option and warrant activity and related information for the years ended December 31 is shown below.

				Weighted Average
	Stock Options			Exercise Price
	2005	2004	2003	2005	2004	2003
Outstanding — beginning of year	4,741,042	2,778,042	1,194,038	$1.93	$2.08	$1.10
Granted	1,516,500	2,318,000	2,463,000	0.95	1.73	2.26
Exercised	(17,000)	(55,000)	(817,484)	0.92	0.89	0.71
Forfeited	(38,000)	(285,000)	(50,000)	1.52	2.00	1.00
Expired	—	(15,000)	(11,512)	—	3.16	1.00

Outstanding — end of year	6,202,542	4,741,042	2,778,042	1.69	1.93	2.08

Exercisable at end of year	3,438,157	2,136,898	650,816	$1.89	$1.94	$1.69

Weighted average fair value of stock options granted during the year:	$0.95	$1.73	$2.26

				Weighted Average
	Warrants			Exercise Price
	2005	2004	2003	2005	2004	2003
Outstanding — beginning of year	9,735,416	7,352,077	5,432,787	$1.64	$1.61	$1.10
Granted	10,267,887	3,884,778	5,611,917	1.96	1.58	1.81
Exercised	(1,294,354)	(976,439)	(2,083,397)	0.55	0.74	0.81
Forfeited	—	(500,000)	(825,000)	—	2.25	0.32
Expired	(200,000)	(25,000)	(784,230)	1.00	0.80	2.32

Outstanding — end of year	18,508,949	9,735,416	7,352,077	1.94	1.64	1.61

Exercisable at end of year	18,508,949	9,735,416	6,752,070	$1.94	$1.58	$1.57

Weighted average fair value of warrants granted during the year:	$2.00	$1.36	$1.81

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes additional information concerning stock options and warrants outstanding and exercisable at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average
		Remaining		Number of
	Number of	Contractual Life	Weighted Average	Shares	Weighted Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Exercisable	Exercise Price
$0.25 - 1.05	1,307,043	7.5	$0.82	401,099	$0.84
1.06 - 1.79	918,000	6.8	1.27	350,868	1.27
1.80 - 2.63	3,980,499	7.5	2.08	2,686,191	2.11

	6,205,542	7.4	$1.69	3,438,158	$1.88

	Warrants Outstanding			Warrants	Exercisable
		Weighted Average
		Remaining		Number of
	Number of	Contractual Life	Weighted Average	Shares	Weighted Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Exercisable	Exercise Price
$0.20 - 1.05	1,319,367	3.3	$0.68	1,319,367	$0.68
1.06 - 1.79	4,341,803	1.6	1.57	4,341,803	1.57
1.80 - 2.67	10,735,282	2.0	2.00	10,735,282	2.00
2.68 - 2.73	2,112,497	2.7	2.73	2,112,497	2.73

	18,508,949	2.1	$1.89	18,508,949	$1.89

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

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes
     For income tax purposes, CytRx and its subsidiaries have an aggregate of approximately $35.6 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire in 2006 through 2025 as of December 31, 2005. CytRx also has an aggregate of approximately $6.4 million of research and development and orphan drug credits available for offset against future income taxes that expire in 2006 through 2025. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$35,607	$30,231
Tax credit carryforward	6,443	6,363
Property and equipment and capital losses	4,476	4,559

Total deferred tax assets	46,526	41,153
Deferred tax liabilities — Depreciation and other	(2,730)	(2,665)

Net deferred tax assets	43,796	38,488
Valuation allowance	(43,796)	(38,488)

	$—	$—

     Based on assessments of all available evidence as of December 31, 2005 and 2004, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the net deferred income tax assets since it is management’s conclusion that it is more likely than not that the deferred tax assets will not be realized. Furthermore, it is likely the July 19, 2002 acquisition of Global Genomics, and the Company’s subsequent private investment in public equity transactions, caused a change of ownership as defined by Internal Revenue Code Section 382 which may substantially limit the ability of the Company to utilize net operating losses incurred prior to the dates of those transactions. Generally, the net operating losses will be limited to an annual utilization of approximately 4.9% of the purchase price of Global Genomics.
     For all years presented, the Company did not recognize any deferred tax assets or liabilities and deferred tax provision or benefit.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	December 31,
	2005	2004	2003
Federal benefit at statutory rate	$(5,128)	$(5,570)	$(6,066)
State income taxes, net of Federal taxes	(603)	(655)	(1,070)
Permanent differences	736	1,103	1,200
Provision (benefit) related to change in valuation allowance	5,308	5,122	7,414
Other	(313)	—	(1,478)

	$—	$—	$—

17. License Agreements
     University of Massachusetts Medical School(UMMS) — In April 2003, CytRx acquired the rights to new technologies by entering into exclusive license arrangements with the UMMS covering potential applications of the medical institution’s proprietary gene silencing technology in the treatment of specified diseases, including those within the areas of obesity and type 2 diabetes, and amyotrophic lateral sclerosis, commonly known as Lou Gehrig’s disease (ALS), human cytomegalovirus, and covering UMMS’s proprietary technology with potential gene therapy applications within the area of cancer. In consideration of the licenses, CytRx made cash payments to UMMS totaling approximately $186,000 and issued it a total of 1,613,258 shares of CytRx common stock, which were valued for financial statement purposes at approximately $1,468,000, the then fair value of the common stock. In May 2003, CytRx broadened its strategic alliance with UMMS by acquiring an exclusive license from that institution covering a proprietary DNA-based HIV vaccine technology. In consideration of this license, CytRx made cash payments to UMMS totaling approximately $18,000 and issued it 215,101 shares of CytRx common stock, which were valued for financial statement purposes at approximately $361,000. In July 2004, CytRx further expanded its strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to CytRx certain new technologies developed at UMMS over a three-year period pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV and will give CytRx an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. Approximately one year remains on the technology disclosure option. As of December 31, 2005, CytRx has not acquired or made any payments to acquire any options under that Collaboration Agreement.
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

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Quarterly Financial Data (unaudited)
     Summarized quarterly financial data for 2005 and 2004 is as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2005
Total revenues	$2	$—	$10	$173
Net loss	(3,527)	(4,509)	(3,492)	(3,565)
Basic and diluted loss per common share:
Net loss	$(0.07)	$(0.08)	$(0.06)	$(0.06)
2004
Total revenues	$100	$228	$—	$100
Net loss	(3,774)	(4,061)	(2,796)	(5,761)
Basic and diluted loss per common share:
Net loss	$(0.11)	$(0.12)	$(0.08)	$(0.15)
     Quarterly and year to date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.
19. Related Party Transactions
     Dr. Michael Czech, who was until June 30, 2005 a 5% minority shareholder of the Company’s prior subsidiary, CytRx Laboratories, and who is a member of the Company’s Scientific Advisory Board, is an employee of UMMS and is the principal investigator for a sponsored research agreement between the Company and UMMS. During each of 2005 and 2004, Dr. Czech was paid $80,000 for his Scientific Advisory Board services. In addition, during 2005 and 2004, the Company paid UMMS $1,410,000 and $403,000, respectively, under a sponsored research agreement to fund a portion of Dr. Czech’s research.
20. Subsequent Event
     On March 2, 2006, the Company completed a $13.4 million private equity financing in which we issued 10,650,794 shares of our common stock and warrants to purchase an additional 5,325,397 shares of our common stock at an exercise price of $1.54 per share. Net of investment banking commissions, legal, accounting and other fees related to the transaction, we received proceeds of approximately $12.4 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
CytRx Corporation
Los Angeles, California
     We have audited the accompanying consolidated balance sheets of CytRx Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flow for the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California

March 15, 2006

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Bad Debts
Year ended December 31, 2005	$—	$—	$—	$—	$—
Year ended December 31, 2004	$—	$—	$—	$—	$—
Year ended December 31, 2003	—	4,939	16,640	21,579	—
Allowance for Deferred Tax Assets
Year ended December 31, 2005	$38,488,000	$—	$5,308,000	$—	$43,796,000
Year ended December 31, 2004	36,478,000	$—	$2,008,000	$—	$38,488,000
Year ended December 31, 2003	29,064,000	—	7,414,000	$—	36,478,000