Form 10-Q/A
period 2005-03-31
CYTRX CORP
filed 2006-05-22
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
     CytRx Corporation (the “Company”) is amending in certain respects its Quarterly Report on Form 10-Q for the quarter year ended March 31, 2005. The purpose of this amendment is to restate our condensed consolidated financial statements for the quarter ended March 31, 2005 as described below.
     The restatement of our condensed consolidated financial statements is related to the pro forma amounts disclosed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which were calculated incorrectly as set forth in the stock-based compensation footnote contained our original Form 10-Q. The restatement also includes a correction in the accounting for antidilution features in certain of our outstanding warrants.
     On May 20, 2006, the Audit Committee of our Board of Directors approved management’s recommendation to restate our condensed consolidated financial statements for the quarter ended March 31, 2005 to reflect the corrected disclosures in our stock-based compensation footnote and the correction in the accounting for antidilution features in certain of our outstanding warrants.
     The following Items and Exhibits of our original Form 10-Q are amended by this amendment:
•	Part I — Item 1. Financial Statements (unaudited)

•	Part I — Item 4. Controls and Procedures

•	Part II — Item 6. Exhibits

•	Exhibit 31.1 — Certification of Chief Executive Officer

•	Exhibit 31.2 — Certification of Chief Financial Officer
     Except for the foregoing Items and Exhibits, this amendment does not modify any disclosures contained in our original Form 10-Q. Additionally, this amendment, except for the restatement information, speaks as of the filing date of the original Form 10-Q and does not attempt to update the disclosures in our original Form 10-Q or to discuss any developments subsequent to the date of the original filing. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-Q and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing dates of the original Form 10-Q and this amendment.

CYTRX CORPORATION
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(restated)
ASSETS
Current assets:
Cash and short-term investments	$19,522,394	$2,999,409
Prepaid and other current assets	630,480	956,146

Total current assets	20,152,874	3,955,555
Property and equipment, net	441,815	447,579
Molecular Library, net	440,108	447,567
Prepaid insurance and other assets	270,449	198,055

Total assets	$21,305,246	$5,048,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746,046	$1,661,104
Accrued expenses and other current liabilities	1,710,925	1,074,146

Total current liabilities	2,456,971	2,735,250
Accrued loss on facility abandonment	180,433	206,833
Deferred gain on sale of building	58,929	65,910
Deferred revenue	275,000	275,000

Total liabilities	2,971,333	3,282,993

Minority interest in subsidiary	131,973	170,671

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 58,047,000 and 40,190,000 shares issued at March 31, 2005 and December 31, 2004, respectively	58,047	40,190
Additional paid-in capital	131,219,377	110,028,327
Treasury stock, at cost (633,816 shares held at March 31, 2005 and December 31, 2004)	(2,279,238)	(2,279,238)
Accumulated deficit	(110,796,246)	(106,194,187)

Total stockholders’ equity	18,201,940	1,595,092

Total liabilities and stockholders’ equity	$21,305,246	$5,048,756

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

Non-cash financing activities:
     In connection with the Company’s adjustment to terms of certain outstanding warrants on January 20, 2005, the Company recorded a deemed dividend of $1,075,568, which was recorded as a charge to retained earnings with a corresponding credit to additional paid-in-capital.
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
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	(restated)
	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(3,526)	$(3,774)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(308)	(329)

Pro forma net loss	$(3,834)	$(4,103)

Loss per share, as reported (basic and diluted)	$(0.07)	$(0.11)
Loss per share, pro forma (basic and diluted)	$(0.07)	$(0.12)
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
7. Equity Transactions
     On January 20, 2005, the Company completed a $21.3 million private equity financing in which it issued 17,334,494 shares of our common stock and warrants to purchase an additional 8,667,247 shares of its common stock at an exercise price of $2.00 per share. Net of investment banking commissions, legal, accounting and other fees related to the transaction, the Company received proceeds of approximately $19.4 million. In connection with the financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of antidilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. Consistent with Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, the Company accounted for the antidilution adjustments as deemed dividends, which were recorded as an approximately $1.1 million charge to retained earnings and a corresponding credit to additional paid-in capital.
     In addition, during the three-month period ended March 31, 2005, the Company received $252,000 upon the exercise of stock options and warrants and approximately $158,000 upon the sale of shares of its common stock.
Item 4 — Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of March 31, 2005, the end of the period covered by our original Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Subsequently, in conjunction with the preparation of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, identified deficiencies, discussed below, that it considered to be material weaknesses in the effectiveness of our internal controls over footnote disclosures of stock-based compensation and accounting for certain antidilution adjustments to our outstanding warrants. Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented or detected.”

     In calculating pro forma amounts relating to our stock-based compensation for inclusion in our stock-based compensation footnote, we inadvertently utilized data relating to stock options granted to non-employees, rather than employee stock option data as called for by SFAS No. 123, Accounting for Stock-Based Compensation. In March 2006, we purchased new, more sophisticated software for accounting for stock options, which we first implemented in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. With the help of the new software, we were able to discover required adjustments in our historical calculations of these pro forma amounts.
     Certain of our outstanding warrants to purchase common stock contain provisions for antidilution adjustments based upon sales of our common stock or common stock equivalents at an effective price per share below the prevailing market price of our common stock at the time of the sale. In January 2005 and recently in March 2006, we completed private placement transactions which triggered these antidilution adjustments to the warrants in question.
     We accounted for these antidilution adjustments in accordance with SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, management reevaluated our historical accounting for these antidilution adjustments. Based upon our reevaluation, management determined that these antidilution adjustments should be accounted for by analogy to the guidance provided by Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, rather than under SFAS No. 150. Under the guidance provided in EITF 98-5 and EITF 00-27, these adjustments are treated as a deemed dividend and recorded as a decrease in retained earnings (i.e., an increase in our retained deficit) and a corresponding increase in additional paid-in capital.
     As required by Exchange Act Rule 13a-15(b), as of the end of March 31, 2006, the period covered by our Quarterly Report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, and solely because of the corrections referred to above, our Chief Executive Officer and Chief Financial Officer concluded in retrospect that our disclosure controls and procedures over the disclosure of stock-based compensation in accordance with SFAS No. 123 and accounting for antidilution adjustments to our outstanding warrants were not effective as of December 31, 2005 and as of the end of each quarter since the first quarter of 2005.
     We are in the process of reviewing and strengthening our internal control procedures, and intend to pursue actions to ensure the effectiveness of all aspects of our controls related to the recording and disclosure of stock-based compensation and antidilution adjustment to outstanding warrants and other securities. Such actions include, but are not necessarily limited to, the following:
          1. Fully implement our new software for accounting for stock options;
          2. Re-assign certain duties related to the input and maintenance of stock options records; and
          3. Enhanced internal review of all stock-based compensation awards and other equity transactions.
     We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy this material deficiency and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II— OTHER INFORMATION
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: May 19, 2006	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1x	Employment Agreement dated April 29, 2005 between CytRx Corporation and Dr. Scott Wieland

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 y	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 y	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 4, 2005.

y	Previously filed.