Form 10-Q/A
period 2005-06-30
CYTRX CORP
filed 2006-05-22
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-15327
CYTRX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction	58-1642740
of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd.
Suite 650
Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
     CytRx Corporation (the “Company”) is amending in certain respects its Quarterly Report on Form 10-Q for the quarter year ended June 30, 2005. The purpose of this amendment is to restate our condensed consolidated financial statements for the quarter ended June 30, 2005 as described below.
     The restatement of our condensed consolidated financial statements is related to the pro forma amounts disclosed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which were calculated incorrectly as set forth in the stock-based compensation footnote contained in our original Form 10-Q. The restatement also includes a correction in the accounting for antidilution features in certain of our outstanding warrants.
     On May 20, 2006, the Audit Committee of our Board of Directors approved management’s recommendation to restate our condensed consolidated financial statements for the quarter ended June 30, 2005 to reflect the corrected disclosures in our stock-based compensation footnote and the correction in the accounting for antidilution features in certain of our outstanding warrants.
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

CYTRX CORPORATION
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(restated)
ASSETS
Current assets:
Cash and short-term investments	$15,772,758	$2,999,409
Prepaid and other current assets	419,073	956,146

Total current assets	16,191,831	3,955,555
Property and equipment, net	411,493	447,579
Molecular library, net	417,730	447,567
Goodwill	183,780	—
Prepaid insurance and other assets	147,326	198,055

Total assets	$17,352,160	$5,048,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$410,477	$1,661,104
Accrued expenses and other current liabilities	2,379,688	1,074,146

Total current liabilities	2,790,165	2,735,250
Accrued loss on facility abandonment	154,033	206,833
Deferred gain on sale of building	51,948	65,910
Deferred revenue	275,000	275,000

Total liabilities	3,271,146	3,282,993

Minority interest in subsidiary	—	170,671

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 58,824,000 and 40,190,000 shares issued at June 30, 2005 and December 31, 2004, respectively	58,824	40,190
Additional paid-in capital	131,606,809	110,028,327
Treasury stock, at cost (633,816 shares, at cost, held at June 30, 2005 and December 31, 2004)	(2,279,238)	(2,279,238)
Accumulated deficit	(115,305,381)	(106,194,187)

Total stockholders’ equity	14,081,014	1,595,092

Total liabilities and stockholders’ equity	$17,352,160	$5,048,756

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	(restated)		(restated)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,509)	$(4,061)	$(8,036)	$(7,835)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(350)	(483)	(657)	(812)

Pro forma net loss	$(4,859)	$(4,544)	$(8,693)	$(8,647)

Loss per share, as reported (basic and diluted)	$(0.08)	$(0.12)	$(0.14)	$(0.23)
Loss per share, pro forma (basic and diluted)	$(0.08)	$(0.13)	$(0.15)	$(0.25)
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
Item 4 — Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2005, the end of the period covered by our original Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

CYTRX CORPORATION (Registrant)
Date: May 19, 2006	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
10.1*	x	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman
10.2*	x	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Matthew Natalizio
10.3*	x	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Dr. Jack Barber
10.4*	x	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Benjamin S. Levin
10.5*	x	Schedule of Non-Employee Director Compensation adopted on July 18, 2005
31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	x	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	x	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

x	Previously filed.