Form 10-Q/A
period 2005-09-30
CYTRX CORP
filed 2006-05-22
CIK 799698

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

EXPLANATORY NOTE
     CytRx Corporation (the “Company”) is amending in certain respects its Quarterly Report on Form 10-Q for the quarter year ended September 30, 2005. The purpose of this amendment is to restate our condensed consolidated financial statements for the quarter ended September 30, 2005 as described below.
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
     On May 20, 2006, the Audit Committee of our Board of Directors approved management’s recommendation to restate our condensed consolidated financial statements for the quarter ended September 30, 2005 to reflect the corrected disclosures in our stock-based compensation footnote and the correction in the accounting for antidilution features in certain of our outstanding warrants.
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

CYTRX CORPORATION
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(restated)
ASSETS
Current assets:
Cash and short—term investments	$11,212,309	$2,999,409
Prepaid and other current assets	459,361	956,146

Total current assets	11,671,670	3,955,555
Property and equipment, net	380,048	447,579
Molecular library, net	395,352	447,567
Goodwill	183,780	—
Prepaid insurance and other assets	103,118	198,055

Total assets	$12,733,968	$5,048,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551,433	$1,661,104
Accrued expenses and other current liabilities	1,240,243	1,074,146

Total current liabilities	1,791,676	2,735,250
Accrued loss on facility abandonment	—	206,833
Deferred gain on sale of building	—	65,910
Deferred revenue	275,000	275,000

Total liabilities	2,066,676	3,282,993

Minority interest in subsidiary	—	170,671

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 58,825,000 and 40,190,000 shares issued at September 30, 2005 and December 31, 2004, respectively	58,825	40,190
Additional paid-in capital	131,685,555	110,028,327
Treasury stock, at cost (633,816 shares, at cost, held at September 30, 2005 and December 31, 2004)	(2,279,238)	(2,279,238)
Accumulated deficit	(118,797,850)	(106,194,187)

Total stockholders’ equity	10,667,292	1,595,092

Total liabilities and stockholders’ equity	$12,733,968	$5,048,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
License fees	$—	$—	$1,500	$328,164
Other	10,000	—	10,000	—

	10,000	—	11,500	328,164

Expenses:

Research and development (includes $32,000 and $122,000 of non-cash stock-based expense for the three and nine—month periods ended September 30, 2005, respectively, and $40,000 and $1,334,000 of non-cash stock-based expense for the three and nine-month periods ended September 30, 2004, respectively)	1,990,963	1,326,566	6,820,952	4,968,446
Depreciation and amortization	58,074	31,828	158,486	73,636
Common stock, stock options and warrants issued for general and administrative services	26,497	134,314	342,561	939,601
Selling, general and administrative	1,467,356	1,360,343	4,423,198	5,143,042

	3,542,890	2,853,051	11,745,197	11,124,725

Loss before other income	(3,532,890)	(2,853,051)	(11,733,697)	(10,796,561)
Other income:
Interest income	40,420	10,995	124,150	50,748
Minority interest in losses of subsidiary	—	46,353	81,452	115,610

Net loss	$(3,492,470)	$(2,795,703)	$(11,528,095)	$(10,630,203)

Basic and diluted:
Loss per common share	$(0.06)	$(0.08)	$(0.20)	$(0.30)

Weighted average shares outstanding	58,190,792	35,306,313	56,367,717	34,865,315

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share data):

	(restated)		(restated)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss, as reported	$(3,492)	$(2,796)	$(11,528)	$(10,630)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(369)	(293)	(1,027)	(1,105)

Pro forma net loss	$(3,861)	$(3,089)	$(12,555)	$(11,735)

Loss per share, as reported (basic and diluted)	$(0.06)	$(0.08)	$(0.20)	$(0.30)
Loss per share, pro forma (basic and diluted)	$(0.07)	$(0.09)	$(0.22)	$(0.33)
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
Item 4 — Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of September 30, 2005, the end of the period covered by our original Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: May 19, 2006	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
10.1	*	(x)Employment Agreement dated October 6, 2005 between CytRx Corporation and Dr. Mark A. Tepper
10.2		(y)First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC
10.3	*	(z)Schedule of Non-Employee Director Compensation adopted on October 24, 2005
31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1		(z)Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		(z)Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

(x)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2005.

(y)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(z)	Previously filed.