Form 10-K/A
period 2005-12-31
CYTRX CORP
filed 2006-05-22
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-15327
CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11726 San Vicente Blvd, Suite 650,
Los Angeles, California	90049
(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
     CytRx Corporation (the “Company”) is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The purpose of this amendment is to restate our consolidated financial statements for the year ended December 31, 2005 and amend the related disclosures in our original Form 10-K, as described below and in Notes 2 and 14 to our Consolidated Financial Statements included in this amendment.
     The restatement of our consolidated financial statements is related to the pro forma amounts disclosed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which were calculated incorrectly and reported in the stock-based compensation section of our significant accounting policies footnote contained in our original Form 10-K. The restatement also includes a correction in the accounting for antidilution features in certain of our outstanding warrants. On May 20, 2006, the Audit Committee of our Board of Directors approved management’s recommendation to restate our consolidated financial statements for the year ended December 31, 2005 to reflect the corrected disclosures in our significant accounting policies footnote and the correction in the accounting for antidilution features in certain of our outstanding warrants.
     The following Items and Exhibits of our original Form 10-K are amended by this amendment:
•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8. Financial Statements and Supplementary Data

•	Part II – Item 9A. Controls and Procedures

•	Part IV – Item 15. Exhibits and Financial Statement Schedules

•	Exhibit 31.1 – Certification of Chief Executive Officer

•	Exhibit 31.2 – Certification of Chief Financial Officer
     Except for the foregoing Items and Exhibits, this amendment does not modify any disclosures contained in our original Form 10-K. Additionally, this amendment, except for the restatement information, speaks as of the filing date of the original Form 10-K and does not attempt to update the disclosures in our original Form 10-K or to discuss any developments subsequent to the date of the original filing. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-K and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing dates of the original Form 10-K and this amendment.

CYTRX CORPORATION
2004 FORM 10-K ANNUAL REPORT
Exhibit Index located on page 49 of this report.

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

Competition
     Currently, Rilutek(R), which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.
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
     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Alnylam Pharmaceuticals, Acuity Pharmaceuticals, Nastech Pharmaceutical Company Inc., Nucleonics, Inc., Benitec Ltd. and a number of the multinational pharmaceutical companies. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type II diabetes, including among others the diabetes drugs Avandia(R) by Glaxo SmithKline PLC, Actos(R) by Eli Lilly & Co., Glucophage(R) by Bristol-Myers Squibb Co., Symlin(R) by Amylin Pharmaceuticals, Inc. and Starlix(R) by Novartis and the obesity drugs Acomplia(R) by Sanofi-Aventis SA, Xenical(R) by F. Hoffman-La Roche Ltd. and Meridia(R) by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., AlphaVax, Inc. and Immunitor Corporation.
     Currently, Rilutek(R), which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.

     Although we do not expect Flocor to have direct competition from other products currently available or that we are aware of that are being developed related to Flocor’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that Flocor would have to compete against, such as tissue plasminogen activator, or t-PA, and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin, even though Flocor acts by a different mechanism to prevent damage due to blood coagulation. In the sickle cell disease area, Flocor would compete against companies that are developing or marketing other products to treat sickle cell disease, such as Droxia(R) (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Dacogen(tm), which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21(tm) marketed by Antigenics, Inc. and adjuvants marketed by Corixa Corp.
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
Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of December 31, 2005, there were outstanding stock options and warrants to purchase approximately 24.7 million shares of our common stock at exercise prices ranging from $0.20 to $2.73 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. In addition, warrants issued in connection with our financings in 2003 contain antidilution provisions that are triggered upon certain events, including any issuance of securities by us below the market price. In the event that those antidilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
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
Restatement of Financial Statements
     We have restated our consolidated financial statements for the year ended December 31, 2005 and each of the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, respectively. The restatements are related to the pro forma amounts disclosed in accordance with SFAS 123, Accounting for Stock-Based Compensation, which were calculated incorrectly as set forth in the stock-based compensation sections of the footnotes contained in our consolidated financial statements for these periods. The restatement also includes a correction in the accounting for antidilution features in certain of our outstanding warrants. On May 20, 2006, the Audit Committee of our Board of Directors approved management’s recommendation to restate our consolidated financial statements for these periods to reflect the corrected disclosures in our stock-based compensation footnote and the correction in the accounting for antidilution features in certain of our outstanding warrants.
     The following discussion gives effect to the restatements. See Notes 2 and 14 to Consolidated Financial Statements contained herein.
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
     In December 2004, the FASB released its revised standard, SFAS No. 123(R) (SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires that a public entity measure the cost of equity-based service awards based on the fair value of the award on the date of grant. That cost will be recognized over either the vesting period or the period during which an employee is required to provide service in exchange for the award. We are required to adopt the provisions of SFAS 123(R) for periods after January 2006, and we will adopt the new requirements using the modified prospective transition method. The adoption of SFAS 123(R) requires us to value stock options granted prior to adoption of SFAS 123(R) under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. The adoption of SFAS 123(R) will result in recognition of additional non-

cash stock-based compensation expense and, accordingly, will increase net losses in amounts which likely will be considered material, although it will not impact our cash position.
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
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised and issued SFAS 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 2 to our audited financial statements illustrates the effect on net income and earnings per share for 2005, 2004 and 2003 if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. SFAS 123(R) applies to all awards granted, modified, repurchased, or cancelled after June 30, 2005. We will adopt SFAS 123(R) effective January 1, 2006, using the modified prospective method. As a result of the adoption of this statement, our compensation expense for share-based payments is expected to be approximately $1.4 million in 2006, but may be significantly greater dependant upon levels of share-based payments granted in the future, option valuation models utilized and assumptions selected at the time of the future grants.
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
Item 9A. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by our original Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Joseph Rubinfeld, Ph.D. has been a director since July 2002. He co-founded SuperGen, Inc. in 1991 and has served as its Chief Executive Officer and President and as a director since its inception until December 31, 2003. He resigned as Chairman Emeritus of SuperGen, Inc. on February 8, 2005. Dr. Rubinfeld was also Chief Scientific Officer of SuperGen from 1991 until September 1997. Dr. Rubinfeld is also a founder of, and currently serves as the Chairman and Chief Executive Officer of, JJ Pharma. Dr. Rubinfeld was one of the four initial founders of Amgen, Inc. in 1980 and served as a Vice President and its Chief of Operations until 1983. From 1987 until 1990, Dr. Rubinfeld was a Senior Director at Cetus Corporation and from 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company, International Division in a variety of positions. Dr. Rubinfeld received a B.S. degree in chemistry from C.C.N.Y. and an M.A. and Ph.D. in chemistry from Columbia University.
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
     Consolidated Balance Sheets as of December 31, 2005 (restated) and 2004
     Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005 (restated), 2004 and 2003
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
     Notes to Consolidated Financial Statements
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

CytRx Corporation
Form 10-K Exhibit Index

Exhibit
Number		Footnote
3.1	Restated Certificate of Incorporation	(a)

3.2	Restated By-Laws	(b)

3.3	Certificate Of Amendment To Restated Certificate of Incorporation	(m)

3.4	Corrected Restated Certificate of Incorporation	(n)

3.5	Certificate of Amendment to Restated Certificate of Incorporation	(n)

3.6	Certificate of Amendment to Restated Certificate of Incorporation	(ll)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company as Rights Agent	(c)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement	(k)

4.3	Stock Restriction and Registration Rights Agreement	(o)

4.4	Warrant issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting Engagement Letter dated July 20, 2002	(p)

4.5	Warrant issued on February 21, 2003 to Corporate Capital Group International Ltd. Inc	(r)

4.6	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the May 29, 2003 private placement	(s)

4.7	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the September 16, 2003 private placement	(v)

4.8	Warrant issued on May 10, 2004 to MBN Consulting, LLC	(aa)

4.9	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the October 4, 2004 private placement	(dd)

4.10	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the January 2005 private placement	(ee)

4.11	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the March 2006 private placement	(kk)

10.1	Agreement with Emory University, as amended	(d)

10.2	Option Agreement granting PSMA Development Company option to enter into a license agreement with CytRx Corporation dated December 23, 2002	(q)

10.3*	Amended and Restated Employment Agreement between CytRx Corporation and Jack J. Luchese	(i)

10.4*	Amended and Restated Change of Control Employment Agreement between CytRx Corporation and Jack J. Luchese	(i)

10.5*	Amendment No. 1 to Employment Agreement with Jack J. Luchese	(k)

10.6*	Amendment No. 1 to Change in Control Employment Agreement with Jack J. Luchese	(k)

10.7*	1986 Stock Option Plan, as amended and restated	(f)

10.8*	1994 Stock Option Plan, as amended and restated	(e)

10.9*	1995 Stock Option Plan	(g)

10.10*	1998 Long-Term Incentive Plan	(h)

10.11*	2000 Long-Term Incentive Plan	(k)

10.12*	Amendment No. 1 to 2000 Long-Term Incentive Plan	(m)

10.13*	Amendment No. 2 to 2000 Long-Term Incentive Plan	(m)

Exhibit
Number		Footnote
10.14*	Amendment No. 3 to 2000 Long-Term Incentive Plan	(x)

10.15*	Amendment No. 4 to 2000 Long-Term Incentive Plan	(x)

10.16†	License Agreement dated November 1, 2000 by and between CytRx Corporation and Merck & Co., Inc	(j)

10.17	License Agreement dated February 16, 2001 by and between CytRx Corporation and Ivy Animal Health, Inc	(k)

10.18†	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated	(l)

10.19*	Amended and Restated Employment Agreement dated as of May 2002 between CytRx Corporation and Steven A. Kriegsman	(p)

10.20	Extension of financial advisory agreement between CytRx Corporation and Cappello Capital Corp. dated January 1, 2002 Agreement between Kriegsman Capital Group and CytRx Corporation dated	(p)

10.21	February 11, 2002 regarding office space rental	(p)

10.22	Marketing Agreement with Madison & Wall Worldwide, Inc. dated August 14, 2002	(p)

10.23	Non-exclusive financial advisory agreement between CytRx Corporation and Sands Brothers & Co. Ltd. dated September 12, 2002	(p)

10.24	Agreement between Kriegsman Capital Group and CytRx Corporate dated January 29, 2003 regarding office space rental and shared services	(r)

10.25	Consulting Agreement, dated February 21, 2003 between CytRx Corporation and Corporate Capital Group International Ltd. Inc	(r)

10.26	Securities Purchase Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signatory page thereof	(s)

10.27	Registration Rights Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(s)

10.28†	Non-Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNA sequence specific mediators of RNA interference	(t)

10.29†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering in vivo production of small interfering RNAs	(t)

10.30†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibitation of gene expression in adipocytes using interference RNA	(t)

10.31†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNAi targeting of viruses	(t)

10.32†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering primary and polyvalent HIV-1 envelope glycoprotein DNA vaccines	(t)

10.33†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering gene based therapeutics for solid tumor treatments	(t)

10.34†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering selective silencing of a dominant ALS gene by RNAi	(t)

10.35	Investment Banking Agreement dated April 1, 2003 between Rockwell Asset Management Inc. and CytRx Corporation	(u)

10.36	Investment Banking Agreement dated April 3, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(u)

10.37	First Amendment to Investment Banking Agreement dated June 4, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(u)

10.38	Exclusive Financial Advisor Engagement Agreement dated May 16, 2003 between Cappello Capital Corp. and CytRx Corporation	(u)

Exhibit
Number		Footnote
10.39	Modification letter dated June 6, 2003 to Engagement Agreement between Cappello Capital Corp. and CytRx Corporation	(u)

10.40	Engagement Letter dated May 27, 2003 between Cardinal Securities, LLC and CytRx Corporation	(u)

10.41*	Second Amended and Restated Employment Agreement dated June 10, 2003 between Steven A. Kriegsman and CytRx Corporation	(u)

10.42	Financial Consulting Agreement dated May 10, 2003 between James Skalko and CytRx Corporation	(u)

10.43	Form of Securities Purchase Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signatory page thereof	(v)

10.44	Form of Registration Rights Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(v)

10.45†	Amended and Restated License Agreement dated as of September 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibition of gene expression in adipocytes using interference RNA, certain data bases, the use of endoplasmic reticulum stress response pathway of adipose cells to enhance whole body insulin sensitivity, and receptor-activated reporter systems	(w)

10.46	Second Amendment to Investment Banking Agreement dated as of August 13, 2003 between J.P. Turner & Company, LLC and CytRx Corporation	(w)

10.47*	Agreement dated as of July 17, 2003 between Dr. Louis J. Ignarro and CytRx Corporation	(w)

10.48*	Employment Agreement dated as of August 1, 2003 between C. Kirk Peacock and CytRx Corporation	(w)

10.49*	Employment Agreement dated as of September 17, 2003 between Mark A. Tepper and Araios, Inc	(w)

10.50	Agreement of Settlement and Release dated August 8, 2003 among Corporate Capital Group International Ltd., Inc, Peter Simone and CytRx Corporation	(w)

10.51	Confirming letter dated September 19, 2003 to the engagement agreement dated May 16, 2003 between Cappello Capital Corp. and CytRx Corporation	(w)

10.52	Preferred Stock Purchase Agreement dated as of September 16, 2003 between Araios, Inc. and CytRx Corporation	(w)

10.53	Stockholders Agreement dated as of September 17, 2003 among Araios, Inc., Dr. Michael Czech and CytRx Corporation	(w)

10.54	Private Placement Agent Agreement dated September 15, 2003 between Dunwoody Brokerage Services, Inc. and CytRx Corporation	(w)

10.55	Private Placement Agent Agreement dated September 15, 2003 between Gilford Securities Incorporated and CytRx Corporation	(w)

10.56	Agreement dated as of September 16, 2003 between Maxim Group, LLC and CytRx Corporation	(w)

10.57	Amended and Restated Professional Services Agreement among CytRx Corporation, The Kriegsman Group and Kriegsman Capital Group, dated as of July 1, 2003	(x)

10.58†	Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc and CytRx Corporation, dated as of December 3, 2003	(x)

10.59†	Amended and Restated Exclusive License Agreement among University of Massachusetts Medical School, CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003	(x)

10.60†	Collaboration Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc. and CytRx Corporation, dated as of December 22, 2003	(x)

10.61†	Sublicense Agreement between CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003	(x)

10.62†	Agreement between CytRx Corporation and Dr. Robert Hunter regarding SynthRx, Inc dated October 20, 2003	(x)

10.63	Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(x)

Exhibit
Number		Footnote
10.64	Assignment to CytRx Corporation effective July 1, 2003 of Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(x)

10.65*	Amendment dated October 18, 2003 to Agreement between Dr. Louis J. Ignarro and CytRx Corporation dated as of July 17, 2003	(x)

10.66	Consulting Agreement dated December 1, 2003 between CytRx Corporation and MBN Consulting, LLC	(x)

10.67	Office Lease between Araios, Inc. and Are-One Innovation Drive, LLC dated 11-19-03	(x)

10.68	Registration Rights Agreement, dated as of January 29, 2004, by and between CytRx Corporation and Advanced BioScience Laboratories, Inc	(y)

10.69	Consulting Agreement, dated as of February 9, 2004, between CytRx Corporation and The Investor Relations Group, Inc	(y)

10.70	Investment Banking Agreement, dated as of February , 2004, between CytRx Corporation and Gunn Allen Financial, Inc	(y)

10.71	Scientific Advisory Board Agreement, effective as of March 3, 2004, by Tariq M. Rana, Ph.D., CytRx Corporation and Araios, Inc	(y)

10.72	Scientific Advisory Board Agreement, effective as of March 3, 2004, by Craig Mello, Ph.D., CytRx Corporation and Araios, Inc	(y)

10.73†	Patent License Agreement, dated May, 2004, among CytRx Corporation, Imperial College of Science and Technology and Imperial College Innovations Limited	(z)

10.74*	Mutual General Release and Severance Agreement, dated May 12, 2004, between CytRx Corporation and C. Kirk Peacock	(z)

10.75*	Mutual General Release and Severance Agreement, dated May12, 2004, between CytRx Corporation and Gregory Liberman	(z)

10.76	Settlement and Release Agreement dated May 10, 2004, by and between MBN Consulting, LLC and CytRx Corporation	(aa)

10.77	Registration Rights Agreement dated May 10, 2004, by and between MBN Consulting, LLC and CytRx Corporation	(aa)

10.78†	Collaboration and Invention Disclosure Agreement dated July 8, 2004, by and between the University of Massachusetts, as represented solely by the Medical School at its Worcester campus, and CytRx Corporation	(aa)

10.79*	Employment Agreement dated July 6, 2004, by and between Jack Barber and CytRx Corporation	(aa)

10.80*	Employment Agreement dated July 12, 2004, by and between Matthew Natalizio and CytRx Corporation	(aa)

10.81*	Employment Agreement dated July 15, 2004, by and between Benjamin Levin and CytRx Corporation	(aa)

10.82	Mutual and General Release of All Claims effective as of May 29, 2004, by and between Madison & Wall Worldwide, Inc. and CytRx Corporation	(aa)

10.83	Registration Rights Agreement dated May , 2004, by and between Madison & Wall Worldwide, Inc. and CytRx Corporation	(aa)

10.84	Investment Banking Agreement dated September 13, 2004, by and between CytRx Corporation and J.P. Turner & Company, LLC	(bb)

10.85	Investment Banking Agreement dated September 30, 2004, by and between CytRx Corporation and Rodman & Renshaw, LLC	(cc)

10.86	Asset Sale and Purchase Agreement dated October 4, 2004, by and among CytRx Corporation, Biorex Research & Development, RT and BRX Research and Development Company Ltd	(dd)

10.87	Securities Purchase Agreement dated as of October 4, 2004 among CytRx Corporation and the Purchasers identified on the signatory page thereof	(dd)

Exhibit
Number		Footnote
10.88	Registration Rights Agreement dated as of October 4, 2004 among CytRx Corporation and the Purchasers identified on the signatory page thereof	(dd)

10.89	Securities Purchase Agreement, dated as of January 20, 2005, by and among CytRx Corporation and the Investors named therein	(ee)

10.90	Registration Rights Agreement, dated as of January 20, 2005, by and among CytRx Corporation and the Investors named therein	(ee)

10.91	Investment Banking Agreement dated January 20, 2005 between CytRx Corporation and Rodman & Renshaw, LLC	(ee)

10.91*	Employment Agreement dated April 29, 2005 between CytRx Corporation and Dr. Scott Wieland	(ff)

10.92*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman	(gg)

10.93*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Matthew Natalizio	(gg)

10.94*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Dr. Jack Barber	(gg)

10.95*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Benjamin S. Levin	(gg)

10.96*	Employment Agreement dated October 6, 2005 between CytRx Corporation and Dr. Mark A. Tepper	(hh)

10.97	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(ii)

10.98*	Schedule of Non-Employee Director Compensation adopted on October 24, 2005 Securities Purchase Agreement, dated as of March 2, 2006, by and among CytRx Corporation and the	(jj)

10.99	purchasers named therein	(kk)

10.100	Registration Rights Agreement, dated as of March 2, 2006, by and among CytRx Corporation and the purchasers named therein.	(kk)

10.101	Lock-Up Agreement, dated as of March 2, 2006, by and among CytRx Corporation, Steven A. Kriegsman and American Stock Transfer & Trust Company.	(kk)

10.102	Investment Banking Agreement dated February ___, 2006 between CytRx Corporation and T.R. Winston & Company LLC.	(kk)

14.1	Code of Ethics	(x)

21.1	Subsidiaries	(mm)

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(mm)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(mm)

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997

(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997

(c)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 1997

(d)	Incorporated by reference to the Registrant’s Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986

(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1997

(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 1996

(g)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995

(h)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 1998

(i)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2000

(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on March 16, 2001

(k)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 2001

(l)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2001

(m)	Incorporated by reference to the Registrant’s Proxy Statement filed June 10, 2002

(n)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-91068) filed on June 24, 2002

(o)	Incorporated by reference to the Registrant’s 8-K filed on August 1, 2002

(p)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2002

(q)	Incorporated by reference to the Registrant’s 10-K filed on March 31, 2003

(r)	Incorporated by reference to the Registrant’s 10-Q filed on May 15, 2003

(s)	Incorporated by reference to the Registrant’s 8-K filed on May 30, 2003

(t)	Incorporated by reference to the Registrant’s S-3 Amendment No. 4 (File No. 333-100947) filed on August 5, 2003

(u)	Incorporated by reference to the Registrant’s 10-Q filed on August 14, 2003

(v)	Incorporated by reference to the Registrant’s 8-K filed on September 17, 2003

(w)	Incorporated by reference to the Registrant’s 10-Q filed on November 12, 2003

(x)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004

(y)	Incorporated by reference to the Registrant’s 10-Q filed on May 17, 2004

(z)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 to Form S-3 (Reg. No. 333-109708) filed on June 2, 2004

(aa)	Incorporated by reference to the Registrant’s 10-Q filed on August 16, 2004

(bb)	Incorporated by reference to the Registrant’s 8-K filed on September 17, 2004

(cc)	Incorporated by reference to the Registrant’s 10-Q filed on November 3, 2004

(dd)	Incorporated by reference to the Registrant’s 8-K filed on October 5, 2004

(ee)	Incorporated by reference to the Registrant’s 8-K filed on January 21, 2005

(ff)	Incorporated by reference to the Registrant’s 8-K filed on May 4, 2005

(gg)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005

(hh)	Incorporated by reference to the Registrant’s 8-K filed on October 7, 2005

(ii)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005

(jj)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2005

(kk)	Incorporated by reference to the Registrant’s 8-K filed on March 3, 2006

(ll)	Incorporated by reference to the Registrant’s Proxy Statement filed June 7, 2005

(mm)	Previously filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION
By:	/s/ Steven A. Kriegsman
Steven A. Kriegsman
President and Chief Executive Officer

Date: May 19, 2006

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,299,390	$1,987,595
Short-term investments	—	1,011,814
Accounts Receiveable	172,860	—
Prepaid compensation, current portion	27,813	604,750
Prepaid and other current assets	287,793	351,396

Total current assets	8,787,856	3,955,555

Equipment and furnishings, net	352,641	447,579

Molecular library, net	372,973	447,567

Goodwill	183,780	—

Other assets:
Prepaid and other assets	241,660	198,055

Total assets	$9,938,910	$5,048,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$815,626	$1,661,104
Accrued expenses and other current liabilities	1,639,922	1,074,146

Total current liabilities	2,455,548	2,735,250
Accrued loss on facility abandonment	—	206,833
Deferred gain on sale of building	—	65,910
Deferred revenue	275,000	275,000

Total liabilities	2,730,548	3,282,993

Minority interest	—	170,671

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 59,283,960 and 40,189,688 shares issued and outstanding at December 31, 2005 and 2004, respectively	59,284	40,190
Additional paid-in capital	131,790,932	110,028,327
Treasury stock, at cost (633,816 shares held, at cost, at December 31, 2005 and 2004, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(122,362,616)	(106,194,187)

Total stockholders’ equity	7,208,362	1,595,092

Total liabilities and stockholders’ equity	$9,938,910	$5,048,756

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

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2002	22,143,927	$22,144	$82,173,839	$(71,957,398)	$(2,279,238)	$7,959,347
Issuance of common stock for research and development	1,828,359	1,828	2,550,606	—	—	2,552,434
Common stock and warrants issued in connection with private placements	7,081,025	7,081	12,485,543	—	—	12,492,624
Issuance of common stock for services	700,000	700	1,534,050	—	—	1,534,750
Issuance of stock options/warrants	—	—	1,613,297	—	—	1,613,297
Options and warrants exercised	2,638,689	2,639	1,882,125	—	—	1,884,764
Net loss	—	—	—	(17,844,600)	—	(17,844,600)

Balance at December 31, 2003	34,392,000	34,392	102,239,460	(89,801,998)	(2,279,238)	10,192,616
Common stock and warrants issued in connection with private placements	4,100,000	4,100	3,899,900	—	—	3,904,000
Issuance of common stock for services	800,000	800	1,252,950	—	—	1,253,750
Issuance of stock options/warrants	—	—	2,111,225	—	—	2,111,225
Options and warrants exercised	897,688	898	524,792	—	—	525,690
Net loss	—	—	—	(16,392,189)	—	(16,392,189)

Balance at December 31, 2004	40,189,688	40,190	110,028,327	(106,194,187)	(2,279,238)	1,595,092
Common stock and warrants issued in connection with private placements	18,084,494	18,084	19,572,362	—	—	19,590,446
Issuance of stock options/ warrants:
For services	—	—	586,471	—	—	586,471
For minority interest	—	—	273,000	—	—	273,000
Options and warrants exercised	1,009,778	1,010	255,203	—	—	256,213
Deemed dividend	—	—	1,075,569	(1,075,569)	—	—
Net loss	—	—	—	(15,092,860)	—	(15,092,860)

Balance at December 31, 2005 (restated)	59,283,960	$59,284	$131,790,932	$(122,362,616)	$(2,279,238)	$7,208,362

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

Non-cash financing activities:
In connection with the Company’s adjustment to terms of certain outstanding warrants on January 20, 2005, the Company recorded a deemed dividend of $1,075,568, which was recorded as a charge to retained earnings with a corresponding credit to additional paid-in capital.
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

	(restated)
	2005	2004	2003
Net loss, as reported	$(15,093)	$(16,392)	$(17,845)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,388)	(1,415)	(1,084)

Pro forma net loss	$(16,481)	$(17,807)	$(18,929)

Loss per share, as reported (basic and diluted)	$(0.27)	$(0.48)	$(0.65)
Loss per share, pro forma (basic and diluted)	$(0.29)	$(0.52)	$(0.69)
     The fair value for the Company’s options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	(restated)
	2005	2004	2003
Weighted average risk free interest rate	4.10%	3.65%	2.82%
Dividend yields	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	109%	117%	99%
Weighted average years outstanding	4.8	5.8	5.1
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
10. Private Placements of Common Stock
     In January 2005, the Company entered into a Stock Purchase Agreement with a group of institutional and other investors (the “January 2005 Investors”). The January 2005 Investors purchased, for an aggregate purchase price of $21.3 million, 17,334,494 shares of the Company’s common stock and warrants to purchase an additional 8,667,247 shares of the Company’s common stock, at $2.00 per share, expiring in 2010. After consideration of offering expenses, net proceeds to the Company were approximately $19.4 million. The shares and the shares underlying the warrants issued to the January 2005 Investors were subsequently registered. In addition, the Company issued approximately $158,000 worth of common stock in February 2005.
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
     In connection with the Company’s private equity financing that was consummated on January 20, 2005, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of antidilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. Consistent with Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, the Company accounted for the antidilution adjustments as a deemed dividend, which was recorded as an approximate $1.1 million charge to retained earnings and a corresponding credit to additional paid-in capital.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
CytRx Corporation
Los Angeles, California
     We have audited the accompanying consolidated balance sheets of CytRx Corporation and subsidiaries as of December 31, 2005 (restated) and 2004 and the related consolidated statements of operations, stockholders’ equity (restated) and cash flow for the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California

March 15, 2006, except for notes 2 and 24,
which are as of May 20, 2006

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