Form 10-Q
period 2006-03-31
CYTRX CORP
filed 2006-05-22
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☐ No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 17, 2006: 69,943,770, exclusive of treasury shares.

CYTRX CORPORATION
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and short-term investments	$17,086,030	$8,299,390
Accounts receivable	60,830	172,860
Prepaid compensation, current portion	—	27,813
Prepaid and other current assets	438,400	287,793

Total current assets	17,585,260	8,787,856
Equipment and furnishings, net	339,535	352,641
Molecular library, net	350,595	372,973
Prepaid insurance and other assets	413,490	425,440

Total assets	$18,688,880	$9,938,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$997,340	$815,626
Accrued expenses and other current liabilities	1,206,727	1,639,922

Total current liabilities	2,204,067	2,455,548
Deferred revenue	275,000	275,000

Total liabilities	2,479,067	2,730,548

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 70,577,000 and 59,284,000 shares issued at March 31, 2006 and December 31, 2005, respectively	70,577	59,284
Additional paid-in capital	145,435,876	131,790,932
Treasury stock, at cost (633,816 shares held at March 31, 2006 and December 31, 2005, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(127,017,402)	(122,362,616)

Total stockholders’ equity	16,209,813	7,208,362

Total liabilities and stockholders’ equity.	$18,688,880	$9,938,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Service revenue	$60,830	$—
License fees	—	1,500

	60,830	1,500

Expenses:
Research and development (includes $44,000 and $52,000 of non-cash stock-based expense for the three month periods ended March 31, 2006 and March 31, 2005, respectively)	1,700,119	1,914,020
Depreciation and amortization	58,931	38,124
Common stock, stock options and warrants issued for general and administrative services	412,975	239,052
General and administrative	2,162,652	1,418,160

	4,334,677	3,609,356

Loss before other income (expense)	(4,273,847)	(3,607,856)
Other income (expense):
Interest income	107,490	42,666
Minority interest in losses of subsidiary	—	38,698

Net loss	$(4,166,357)	$(3,526,492)

Basic and diluted:
Loss per common share	$(0.07)	$(0.07)

Weighted average shares outstanding	62,343,290	53,325,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,166,357)	$(3,526,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,931	38,124
Minority interest in losses of subsidiary	—	(38,698)
Common stock, stock options and warrants issued for services	457,003	291,275
Net change in operating assets and liabilities	(278,109)	(58,388)

Total adjustments	237,825	232,313

Net cash used in operating activities	(3,928,532)	(3,294,179)

Cash flows from investing activities:
Purchases of property and equipment	(23,447)	(24,901)

Net cash used in investing activities	(23,447)	(24,901)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	334,225	251,619
Net proceeds from issuances of common stock	12,404,394	19,590,446

Net cash provided by financing activities	12,738,619	19,842,065

Net increase in cash and cash equivalents	8,786,640	16,522,985
Cash and short-term investments at beginning of period	8,299,390	2,999,409

Cash and short-term investments at end of period	$17,086,030	$19,522,394

Non-Cash Financing Activities:
     In connection with the Company’s adjustment to terms of certain outstanding warrants on January 20, 2005 and March 2, 2006, the Company recorded deemed dividends of $1,075,568 million and $488,429, respectively, which were recorded as charges to retained earnings with a corresponding credit to additional paid-in capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with an obesity and type 2 diabetes research laboratory in Worcester, Massachusetts (see Note 11 to our financial statements for the year ended December 31, 2005). On September 30, 2005, the Company completed the merger of CytRx Laboratories, Inc., previously a wholly owned subsidiary of the Company and the owner of its Massachusetts laboratory (the “Subsidiary”), with and into the Company. The Company’s small molecule therapeutics efforts include the clinical development of three, oral drug candidates that it acquired in October 2004, as well as a drug discovery operation conducted by its laboratory in Worcester, Massachusetts. The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV). In addition, the Company recently announced that a novel HIV DNA + protein boost vaccine exclusively licensed to the Company and developed by researchers at University of Massachusetts Medical School and Advanced BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. The Company has entered into strategic alliances with third parties to develop several of the Company’s other products.
     In 2004, the Company began a development program based on molecular “chaperone” co-induction technology through the acquisition of novel small molecules with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets included three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. The Company recently entered the clinical stage of drug development with the initiation of a Phase II clinical program with its lead small molecule product candidate arimoclomol for the treatment of ALS. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration.
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
     The accompanying condensed consolidated financial statements at March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements as of that date.
     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2005. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
2. Adoption of Recently Issued Accounting Standards
Stock-Based Compensation Expense
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), employed by the Company for periods prior to fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) as general and administrative expense for the three months ended March 31, 2006 was approximately $345,000. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to acquisitions and investments, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company adopted the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     Upon adoption of SFAS 123(R), the Company elected to continue to use the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
3. Loss Per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted common stock. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 29,017,510 and 24,286,431 shares at March 31, 2006 and 2005, respectively.
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. As the Company recorded losses for the three-month period ended March 31, 2006, all employee equity share options, nonvested shares and similar equity instruments would be anti-dilutive. In the event that the Company becomes profitable, diluted shares outstanding will include the dilutive effect of in-the-money options which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
4. Stock Based Compensation
     As of March 31, 2006, an aggregate of 10,000,000 shares of common stock were reserved for issuance under the Company’s 2000 Stock Option Incentive Plan, including 6,120,667 shares subject to outstanding stock options and 3,879,333 shares available for future grant. Additionally, the Company has two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include 30,834 and 100,041 shares subject to outstanding stock options and 70,850 and 39,517 shares available for future grant, respectively. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options will expire, unless previously exercised, not later than ten years from the grant date.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), that addresses the accounting for, among other things, transactions in which a company receives employee services in exchange for equity instruments of the company. The statement precludes accounting for employee share-based compensation transactions using the intrinsic method, and requires that such transactions be accounted for using a fair-value-based method and that the fair value of the transaction be recognized as expense on a straight-line basis over the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.
     Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS 123(R) using the modified- prospective method. Under this method, compensation for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-based Compensation (“123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), is recognized as an expense in the first quarter of 2006. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated to retrospectively apply SFAS No. 123(R).
     Prior to January 1, 2006, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.
     For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123, as amended, and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123, the compensation associated with stock options paid to non-employees is generally recognized in the period during which services are rendered by such non-employees . Since our adoption of SFAS 123(R), there been no change to our equity plans or modifications of our outstanding stock-based awards.
     Deferred compensation for non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options, using the method prescribed by FASB Interpretation 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black Sholes option pricing model, will be re-measured using the fair value of the Company’s common stock and deferred compensation and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the stock options are fully vested. The Company recognized $112,000 of stock based compensation expense related to non-employee stock options for the three months ended March 31, 2006.
     The following table illustrates the pro forma effect on net loss and net loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this presentation, the value of the options is estimated using a Black Sholes option-pricing model and recognized as an expense on a straight-line basis over the options’ vesting periods.

Three Months Ended
March 31, 2005
(Restated)
Net loss, as reported	$(3,526)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(308)

Pro forma net loss	$(3,834)

Loss per share, as reported (basic and diluted)	$(0.07)

Loss per share, pro forma (basic and diluted)	$(0.07)

     The fair value of stock options at the date of grant was estimated using the Black-Sholes option-pricing model, based on the following assumptions: The Company’s expected stock price volatility assumption is based upon the historical daily volatility of our publicly traded stock. For option grants issued during the three-month period ended March 31, 2006 the Company used a weighted-average volatility of 108.6%. The expected life assumptions is based upon the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options of ten years with the average vesting term of two years for an average of six years. The dividend yield assumption is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees and directors and 3% for its senior management stock options. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), the Company recorded $345,000 of stock-based compensation for the three months ended March 31, 2006. No amounts relating to employee stock-based compensation have been capitalized.

	Three Months Ended
	March 31, 2006	March 31, 2005
		(Restated)
Risk-free interest rate	4.27% - 4.83%	3.58% - 4.48%
Expected volatility	117.3%	119.7%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%
     At March 31, 2006, there remained approximately $3.5 million of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of 6.78 years. Presented below is the Company’s stock option activity:

	Stock Options
	Three Months Ended
	March 31, 2006
		Weighted Average
	Number	Exercise Price
	of Shares	per Share

Outstanding at beginning of year	6,205,542	$1.69
Granted	103,500	$1.22
Exercised	(57,500)	$0.96

Outstanding at end of year	6,251,542	$1.69

Shares exercisable at end of period	3,809,116	$1.86

     A summary of the activity for nonvested stock options as of March 31, 2006 and changes during the three month period is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value per Share

Nonvested at January 1, 2006	2,767,385	$1.47
Granted	103,500	$1.22
Vested	(428,459)	$1.54

Nonvested at March 31, 2006	2,442,426	$1.44

     The following table summarizes significant ranges of outstanding stock options under the three plans at March 31, 2006:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price

$0.25 — 1.00	1,248,543	8.22	$0.82	410,265	6.31	$0.81
$1.01 — 1.50	1,007,500	6.82	1.25	540,992	5.13	1.27
$1.51 — 2.00	2,222,500	7.26	1.86	1,400,837	6.90	1.86
$2.01 — 3.00	1,772,999	7.32	2.36	1,457,022	7.26	2.37

	6,251,542	7.40	$1.69	3,809,116	6.73	$1.86

     The aggregate intrinsic value of outstanding options as of March 31, 2006, was $10.6 million, of which $7.1 million related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on March 31, 2006 ($1.89) and the exercise price of the underlying options. The intrinsic value of options exercised was $54,000 for the three months ended March 31, 2006. The intrinsic value of options vested during the period was $149,000.
5. Liquidity and Capital Resources
     Based on the Company’s currently planned level of expenditures, it believes that it will have adequate working capital to allow it to operate at its currently planned levels into the third quarter of 2007. The Company will be required to obtain significant additional funding in order to execute its business plans. The Company is pursuing several potential sources of capital, including potential strategic alliances, although it does not currently have commitments from any third parties to provide it with capital.
6. Equity Transactions
     On March 2, 2006, the Company completed a $13.4 million private equity financing in which it issued 10,650,794 shares of its common stock and warrants to purchase an additional 5,325,397 shares of its common stock at an exercise price of $1.54 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, we received proceeds of approximately $12.4 million.
     In connection with the financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of antidilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. The Company accounted for the antidilution adjustments as deemed dividends analgous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, and was recorded as an approximate $488,000 charge to retained earnings and a corresponding credit to additional paid-in capital.
     In connection with March equity financing, the Company entered into a registration rights agreement with the purchasers of its stock and warrants, which provides, among other things, for cash penalties in the event that the Company were unable to initially register, or maintain the effective registration of, the securities. The Company evaluated the penalty provisions in light of EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, and determined that the maximum penalty does not exceed the difference between the fair value of a registered share of CytRx common stock and unregistered share of Cytrx common stock on the date of the transaction. Further, the Company's management evaluated the other terms of the March 2006 financing with the provisions of EITF 00-19 and related accounting literature. Management concluded based upon its analysis of EITF 00-19 and related accounting literature, the common stock and related warrants sold in the March 2006 financing should be recorded as permanent equity in its financial statements.
     During the three-month period ended March 31, 2006, the Company issued 642,831 shares of its common stock, and received $334,225, upon the exercise of stock options and warrants. In addition to the warrants issued in the March 2006 financing described above, the Company issued 103,500 options and warrants in the three-month period ended March 31, 2006.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations
Forward Looking Statements
     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-K, as well as those made in other filings with the SEC.
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
     Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Quarterly Report. These risks and uncertainties include: the scope of the clinical testing that may be required by regulatory authorities for our molecular chaperone co-induction drug candidates, including with respect to arimoclomol for the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), our HIV vaccine candidate and our other product candidates, and the outcomes of those tests; uncertainties related to the early stage of our diabetes, obesity, cytomegalovirus, or CMV, and ALS research; the need for future clinical testing of any small molecules and products based on ribonucleic acid interference, or RNAi, that may be developed by us; the significant time and expense that will be incurred in developing any of the potential commercial applications for our small molecules or RNAi technology; risks or uncertainties related to our ability to obtain capital to fund our ongoing working capital needs, including capital required to fund RNAi development activities that we plan to conduct through the creation of a new subsidiary; and risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products.
     All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.
Overview
     We are a biopharmaceutical research and development company, based in Los Angeles, California, with an obesity and type 2 diabetes research laboratory in Worcester, Massachusetts. We are in the process of developing products, primarily in the areas of small molecule therapeutics and ribonucleic acid interference, or RNAi, for the human health care market. Our small molecule therapeutics efforts include clinical development of three oral drug candidates that we acquired in October 2004, including a Phase II trial initiated in September 2005, as well as drug discovery operations conducted at our laboratory in Worcester, Massachusetts. RNAi is a relatively recent technology for silencing genes in living cells and organisms, and we are aware of only four clinical tests of therapeutic applications using RNAi that have been initiated by any party. In addition to our work in RNAi and small molecule therapeutics, we recently announced that a novel HIV DNA + protein vaccine exclusively licensed to us and developed by researchers at the University of Massachusetts Medical School, or UMMS, and Advanced

BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. We have also entered into strategic alliances with respect to the development of several other products using our other technologies.
     In 2004, we began a development program based on molecular “chaperone” co-induction technology through the acquisition of novel small molecules with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets included three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. We recently entered the clinical stage of drug development with the initiation of a Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease). Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration, or FDA.
     The initial Phase II clinical trial that we have initiated for arimoclomol for ALS (which we refer to as the Phase IIa trial) is a multicenter, double-blind, placebo-controlled study of approximately 80 ALS patients enrolled at ten clinical centers across the U.S. Patients will receive either placebo (a capsule without drug), or one of three dose levels of arimoclomol capsules three times daily, for a period of 12 weeks. This treatment phase will be immediately followed by a one-month period without drug. The primary endpoints of this Phase IIa trial are safety and tolerability. Secondary endpoints include a preliminary evaluation of efficacy using two widely accepted surrogate markers, the revised ALS Functional Rating Scale (ALSFRS-R), which is used to determine patients’ capacity and independence in 13 functional activities, and Vital Capacity (VC), an assessment of lung capacity. The trial is powered to monitor only extreme responses in these two categories. We recently announced initiation of an “open-label” (i.e., the medication is no longer blinded to the patients or their doctor) extension of this clinical trial. Patients who complete the Phase IIa study and who still meet the eligibility criteria may have the opportunity to take arimoclomol, at the highest investigative dose, for as long as an additional 6 months.
     Depending upon the results of the Phase IIa trial, we plan to initiate a subsequent Phase II trial (which we refer to as the Phase IIb trial) that will be powered to detect more subtle efficacy responses. Although this second trial is still in the planning stages and will be subject to FDA approval, it is expected to include approximately 390 ALS patients recruited from approximately 30 clinical sites, and will take approximately 18 months after initiation to complete.
     Our molecular “chaperone” co-induction technology represents a continuation of our business strategy, adopted subsequent to our merger with Global Genomics, in July 2002, to conduct further research and development efforts for our pre-merger adjuvant and co-polymer technologies, including Flocor and Tranzfect, through strategic relationships with other pharmaceutical companies, and to focus our efforts on acquiring and developing new technologies and products to serve as the foundation for the future of the company.
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
     In conjunction with some of our work with UMMS, we operate a research and development laboratory in Worcester, Massachusetts whose goal is to develop small molecule and RNAi-based therapeutics for the prevention, treatment and cure of obesity and type 2 diabetes. This laboratory is focusing on using our proprietary RNAi gene silencing technology, combined with genomic and proteomic based drug discovery technologies, to accelerate the process of screening and identifying potential proprietary drug targets and pathways for these diseases. Through this laboratory, we are seeking to develop orally active drugs against promising targets and pathways relevant to obesity and type 2 diabetes. We are currently pursuing a plan, subject to obtaining necessary funding, to transfer all of our RNAi therapeutics assets into a newly-formed subsidiary to accelerate the development and commercialization of drugs based on RNAi technology. In such event, we would continue to use our RNAi gene silencing technology as a drug discovery tool to facilitate our small molecule drug discovery program.
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
     We have no significant revenue, and we expect to have no significant revenue and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to activities related to our collaborations, technology acquisitions, ongoing and planned clinical trials, research and development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
     Nonrefundable license fee revenue is recognized when collectibility is reasonably assured, which is generally upon receipt, when no continuing involvement on our part is required and payment of the license fee represents the culmination of the earnings process. Nonrefundable license fees received subject to future performance by us or that are credited against future payments due to us are deferred and recognized as services are performed and collectibility is reasonably assured, which is generally upon receipt, or upon termination of the agreement and all related obligations thereunder, whichever is earlier. Our revenue recognition policy may require us to defer significant amounts of future revenue.
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
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We are using the modified-prospective method and the Black-Scholes valuation model for valuing the share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
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
Facility Abandonment
     During 2005, we entered into a termination agreement related to the lease for our former Atlanta headquarters. Pursuant to this agreement, we were released from all future obligations on the lease in exchange for a one-time $110,000 payment and the forfeiture of a $49,000 security deposit. As a result of this agreement, we realized a $164,000 offset against our 2005 third quarter general and administrative expenses.
Liquidity and Capital Resources
     At March 31, 2006, we had cash, cash equivalents and short-term investments of $17.1 million and total assets of $18.7 million, compared to $8.3 million and $9.9 million, respectively, at December 31, 2005. Working capital totaled $15.4 million at March 31, 2006, compared to $6.3 million at December 31, 2005.
     To date, we have relied primarily upon sales of equity securities and, to a much lesser extent, payments from our strategic partners and licensees and upon proceeds received upon the exercise of options and warrants, to generate funds needed to finance our business and operations. As a result of the $12.4 million equity financing (net of expenses) that we completed in March 2006, we believe that we have adequate working capital to support our currently planned level of operations into the third quarter of 2007, including our current and planned clinical trials for arimoclomol and drug discovery efforts related to additional product candidates. Included in our planned expenses are approximately $2.5 million for our Phase II clinical program with arimoclomol for ALS during the remainder of 2006, and an additional $4.0 million in 2007 and $9.1 million in 2008. The cost of our clinical program for ALS, which we estimate will total approximately $19.8 million from inception to completion, could vary significantly from our current projections due to any additional requirements imposed by the FDA in connection with the ongoing Phase IIa trial, or in connection with our planned Phase IIb trial, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes research laboratory and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. Additionally, we expect to spend approximately $300,000 related to our implementation of Sarbanes-Oxley 404 required controls and the testing of these controls. We currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     In each of the three-month periods ended March 31, 2006 and 2005, net cash used in investing activities consisted of approximately $23,000 for the purchase of equipment. We expect capital spending to increase during the remainder of 2006 to support our increasing research and development efforts and the implementation of Sarbanes-Oxley requirements.
     Cash provided by financing activities in the three-month period ended March 31, 2006 was $12.7 million. The cash provided includes approximately $334,000 received upon the exercise of stock options and warrants. Additionally, we received approximately $12.4 million, net of expenses, through a private equity financing that closed in March 2006. In the three-month period ended March 31, 2005, we raised $19.6 million, net of expenses, from the issuance of common stock in a private equity financing in January 2005, and we received proceeds from the exercise of stock options and warrants totaling $252,000.
     Our net loss for the three-month period ended March 31, 2006 was $4.2 million, which resulted in net cash used in operating activities of $3.9 million. Adjustments to reconcile net loss to net cash used in operating activities for the three-month period ended March 31, 2006 were primarily $345,000 of employee stock option expense incurred related to our implementation of SFAS 123(R), and $68,000 of common stock, options and warrants expense issued in lieu of cash for general and administrative services, which was off-set by a $278,000 change in operating assets and liabilities. Our net loss for the three month period ended March 31, 2005 was $3.5 million, which resulted in net cash used in operating activities of $3.3 million. Adjustments to reconcile net loss to net cash used in operating activities for the three-month period ended March 31, 2005 were primarily $291,000 of common stock, options and warrants issued in lieu of cash for general and administrative services, which were partially off-set by a $58,000 change in operating assets and liabilities. In 2005, we were not required to record expense per SFAS 123(R) guidance, however, we were required to use pro-forma presentation for the expense related to issuances of stock options and warrants to employees.
     We believe that we have adequate working capital to allow us to operate at our currently planned levels into the third quarter of 2007. Our strategic alliance with UMMS may require us to make significant expenditures to fund research at UMMS relating to developing therapeutic products based on UMMS’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances is expected to be approximately $892,000 during 2006, of which $461,000 had been expensed through March 31, 2006.
     We will require significant additional capital in order to fund the completion of our Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of ALS, which commenced in September 2005, and the other ongoing research and development related to our other molecular chaperone co-induction drug candidates. We incurred $1.0 million on the arimoclomol clinical program in the first three months of 2006, and we estimate that the overall program, including the ongoing Phase IIa trial and the planned Phase IIb trial that we expect to initiate after completion of the present Phase IIa trial subject to FDA approval, will require us to expend an additional $2.5 million in the remainder of 2006, and an additional $13.1 million over the following 12 to 18 months. However, we may incur substantial additional expense and the trial may be delayed if the FDA requires us to generate additional pre-clinical or clinical data in connection with the clinical trial, or the FDA requires us to revise significantly our planned protocol for the Phase IIb.
     Additional capital may be provided by potential milestones payments pursuant to our licenses with Merck and Vical, both of which relate to Tranzfect, or our license with SynthRx related to Flocor, or by potential payments from future strategic alliance partners or licensees of our technologies. However, Merck is at an early stage of clinical trials of a product utilizing TransFect and Vical has only recently commenced a Phase IIa clinical trial of a product using TransFect, so it is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical.
     We are pursuing other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings, gifts, and grants or otherwise is subject to market conditions and out ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.
     We expect to incur significant losses for the foreseeable future and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.
Results of Operations
     We recorded a net loss of $4.2 million for the three-month period ended March 31, 2006, as compared to $3.5 million for the same period in 2005.
     We earned no licensing fees and an immaterial amount of service revenue during the three-months ended March 31, 2006. We earned an immaterial amount of licensing fees during the three-month period ended March 31, 2005. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2006, we are not anticipating receiving any significant licensing fees.
     In 2006, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program with arimoclomol and related studies for the treatment of ALS. We incurred $1.0 million on the arimoclomol clinical program in the first three months of 2006, and we estimate that the overall program, including the ongoing Phase IIa trial and the planned Phase IIb trial that we expect to initiate after completion of the present Phase IIa trial subject to FDA approval, will require us to expend an additional $2.5 million in the remainder of 2006, and an additional $13.1 million over the following 12 to 18 months. Additionally, we estimate that our costs related to the activities of our Massachusetts laboratory will remain consistent with 2005 expenditures.
     In each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options issued to consultants were achieved, resulting in aggregate non-cash charges for research and development activities of $44,000 during the three month period ended March 31, 2006, and $52,000 for the three months ended March 31, 2005.
     Research and development expenses were $1.7 million during the three months ended March 31, 2006, as compared to $1.9 million for the same period in 2005. Research and development expenses incurred during the first three months of 2006 and 2005 related primarily to (i) the preparation for and initiation of our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to our other molecular chaperone co-induction drug candidates, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our collaboration and invention disclosure agreement pursuant to which UMMS has agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the on-going small molecule drug discovery operations at our Massachusetts laboratory. Although our future research and development activities could vary substantially, our research and development activities will remain substantial in the future as a result of commitments related to the foregoing activities.
     All research and development costs related to the activities of our laboratory are expensed. No in-process research and development costs were eligible for capitalization at the time we purchased the minority interest in our prior subsidiary, CytRx Laboratories.
     Depreciation and amortization expense was $59,000 during the three months ended March 31, 2006, as compared to $38,000 for the same period in 2005. The amounts in 2006 and 2005 primarily relate to depreciation of fixed assets located at our Massachusetts laboratory and the amortization of the molecular screening library acquired in 2004, which was put into service in March of 2005.
     From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, or warrants at the fair market value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options and warrants issued to consultants were achieved, resulting in aggregate non-cash charges for general and administrative activities of $68,000 for the three-month period ended March 31, 2006 and $239,000 for the three-month period ended March 31, 2005. In addition, for the three-month period ended March 31, 2006, we recorded $345,000 of employee stock option expense in accordance with SFAS 123(R), for which there was no corresponding expense recorded in prior periods.
     General and administrative expenses incurred were $2.2 million during the three-month period ended March 31, 2006, as compared to $1.7 million for the same period in 2005. The higher expenses incurred during the three-month period ended March 31, 2006 primarily resulted from an approximately $400,000 increase in salary expense associated with the hiring of additional employees in 2006. We anticipate general and administrative expenses to increase over the remainder of 2006 as a result of, among other things, our planned implementation of Sarbanes-Oxley requirements and continuing employee stock option expense as a result of our implementation of SFAS 123(R).
     Interest income was $107,000 for the three months ended March 31, 2006, as compared to $41,000 for the same period in 2005. The increase in interest income was due to the higher rates on our cash and investments that were held during the first three months of 2006 compared to the lower rates in the same period in 2005.
     For the three months ended March 31, 2006, we did not record any minority interest share of our losses because, on June 30, 2005, we repurchased the outstanding 5% interest in CytRx Laboratories from Dr. Michael Czech, and on September 30, 2005, we completed our merger with CytRx Laboratories. For the three months ended March 31, 2005, we recorded $39,000 reductions to our losses as a result of the minority interest share in the losses of CytRx Laboratories. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.
Related Party Transactions
     Dr. Michael Czech, a 5% minority shareholder of CytRx Laboratories until June 30, 2005 and a member of our Scientific Advisory Board, is an employee of UMMS and is the principal investigator for a sponsored research agreement between CytRx and UMMS. During each of the three-month periods ended March 31, 2006 and 2005, we incurred expenses to UMMS related to Dr. Czech’s sponsored research agreement of $201,000. Additionally, we paid $27,000 to Dr. Czech for his services on the Scientific Advisory Board for each period.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2006, it would not have had a material effect on our statement of operations or cash flows for that period.
Item 4 — Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Form 10-Q, and identified deficiencies, discussed below, that it considered to be material weaknesses in the effectiveness of our internal controls over footnote disclosures of stock-based compensation and accounting for certain antidilution adjustments to our outstanding warrants. Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented or detected.”
     In calculating pro forma amounts relating to our stock-based compensation for inclusion in our stock-based compensation disclosure in footnotes in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Reports on Form 10-Q for each quarter since the first quarter of 2005, we inadvertently utilized data relating to stock options granted to non-employees, rather than employee stock option data as called for by SFAS No. 123, Accounting for Stock-Based Compensation. In March 2006, we purchased new, more sophisticated software for accounting for stock options, which we first implemented in connection with the preparation of this Form 10-Q. With the help of the new software, we were able to discover required adjustments in our historical calculations of these pro forma amounts.
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
     We had previously accounted for these antidilution adjustments in accordance with SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. In connection with the preparation of this Form 10-Q, management reevaluated our historical accounting for these antidilution adjustments. Based upon our reevaluation, management determined that these antidilution adjustments should be accounted for by analogy to the guidance provided by Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, rather than under SFAS No. 150. Under the guidance provided in EITF 98-5 and EITF 00-27, this adjustment was treated as a deemed dividend and recorded as a decrease in retained earnings (i.e., an increase in our retained deficit) and a corresponding increase in additional paid-in capital.
     Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, and solely because of the corrections referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over the disclosure of stock-based compensation in accordance with SFAS No. 123 and accounting for antidilution adjustments to our outstanding warrants were not effective as of March 31, 2006.

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

PART II— OTHER INFORMATION
Item 1A — Risk Factors
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have incurred significant losses over the past five years, including net losses of $15.1 million, $16.4 million and $17.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and we had an accumulated deficit of approximately $128.5 million as of March 31, 2006. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenue. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenue.
We Have No Source of Significant Recurring Revenue, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenue was $184,000, $428,000 and $94,000 during the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenue. We did not have any significant revenue in the first three months of 2006, and will not have significant recurring operating revenue until at least one of the following occurs:
•	We are able to commercialize one or more of our products in development, which may require us to first enter into license or other arrangements with third parties.

•	One or more of our licensed products is commercialized by our licensees, thereby generating royalty revenue for us.

•	We are able to acquire products from third parties that are already being marketed or are approved for marketing.
     We will be dependent on obtaining financing until such time, if ever, as we can generate significant recurring revenue. On March 7, 2006, we completed a private placement financing and received net proceeds of approximately $12.4 million. Although we believe that we have adequate financial resources to support our currently planned level of operations into the third quarter of 2007, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory, our planned RNAi subsidiary and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS.
     We have no commitments from third parties to provide us with any additional debt or equity financing, and may not be able to obtain future financing on favorable terms, or at all. A lack of needed financing would force us to reduce the scope of, or terminate, our operations, or to seek to merge with or to be acquired by another company. There can be no assurance that we could complete such a merger or acquisition on terms that would be attractive to our stockholders, or at all.
Most of Our Revenue Has Been Generated by License Fees for TranzFect, Which May Not be a Recurring Source of Revenue for Us
     Our current licensees for TranzFect, Merck and Vical, may be required to make further milestone payments to us under their licenses based on their future development of products using TranzFect. Since TranzFect is to be used as a component in vaccines, we do not need to seek FDA approval, but any vaccine manufacturer will need to seek FDA approval for the final vaccine formulation containing TranzFect. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. In the Merck trials, although the formulation of the tested vaccine using TranzFect was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys. Accordingly, it is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical under their TranzFect licenses.
Our Business Strategy Will Require Us to Rely Upon Third Parties for the Development of Our Products and to Provide Us With Products
     Our business strategy is to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies under which those companies are responsible for the development and marketing of our products. In June 2004, we licensed Flocor, the primary potential product that we held prior to our merger with Global Genomics and which we had not already licensed to a third party, to SynthRx, Inc., a Houston, Texas-based biopharmaceutical company. The completion of the development of our other products, as well as the manufacture and marketing of our products, will require us to enter into strategic arrangements with other pharmaceutical or biotechnology companies.
     There can be no assurance that any of our products will have sufficient potential commercial value to enable us to secure strategic arrangements with suitable companies on attractive terms, or at all. If we are unable to enter into such arrangements, we may not have the financial or other resources to complete the development of any of our products. We do not have a commercial relationship with the company that provided an adjuvant for the vaccine for the Phase I clinical trial conducted by UMMS and Advanced BioScience Laboratories on an HIV vaccine candidate that utilizes a technology that we licensed from UMMS. If we are not able to enter into such a relationship, we may be unable to use some or all of the results of the clinical trial as part of our clinical data for obtaining FDA approval of this vaccine, which will delay the development of the vaccine.
     If we enter into collaborative arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable regulatory (including FDA) requirements, the timing of receipt or amount of revenue from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products. In addition, if we are unable to enter into these arrangements for a particular product, we may be required to either sell our rights in the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.
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
     Our strategic alliance with UMMS will require us to make significant expenditures to fund research at UMMS relating to the development of therapeutic products based on UMMS’s technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMMS. We estimate that the aggregate amount of these expenditures under our current commitments will be approximately $1,186,000 million for 2006 (of which $461,000 had been expensed through March 31, 2006). Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million.
     We estimate that the Phase II clinical program with arimoclomol for ALS, including the recently-initiated Phase IIa trial and the Phase IIb trial that we expect to initiate soon after completion of the present Phase IIa trial subject to FDA approval, will require us to incur approximately $15.6 million over the next 18 to 24 months. In addition, the agreement pursuant to which we acquired our molecular chaperone co-induction drug candidates provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop any of those products, the milestone payments could aggregate up to $4.2 million. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.
     Under our license for our HIV vaccine candidate, following the completion of the current Phase I trial, we will be responsible for all of the costs for subsequent clinical trials for this vaccine. The costs of subsequent trials for the HIV vaccine will be very substantial. Although we are seeking NIH or other governmental funding for these future trials, there can be no assurance that we will be able to secure any such funding.
     The expenditures potentially required under our agreements with UMMS and ABL, together with the capital requirements of our obesity and type 2 diabetes laboratory and funding needs of our other planned research and development activities, substantially exceed our current financial resources. Although we raised approximately $12.4 million in March 2006, net of transaction expenses, we will require additional capital or to secure a licensee or strategic partner in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory, our planned RNAi subsidiary and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. If we are unable to meet our financial obligations under our license agreements with UMMS, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our laboratory.
If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Terminate Our Operations
     All of our products in development must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.
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
     It is possible that none of the products we develop will obtain the appropriate regulatory approvals necessary for us to begin selling them. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenue from the particular drug candidate.
The Approach We Are Taking to Discover and Develop Novel Therapeutics Using RNAi is Unproven and May Never Lead to Marketable Products
     The RNAi technologies that we have acquired from UMMS have not yet been clinically tested by us, nor are we aware of any clinical trials having been completed by third parties involving similar technologies. Neither we nor any other company has received regulatory approval to market therapeutics utilizing RNAi. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of RNAi-based products will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body. We may spend large amounts of money trying to solve these issues, and never succeed in doing so. In addition, any compounds that we develop may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.
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

Our Molecular Chaperone Co-Induction Drug Candidates May Not Obtain Regulatory Marketing Approvals
     In 2004, we began a development program based on molecular “chaperone” co-induction technology through the acquisition of novel small molecules with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications, including three drug candidates (arimoclomol, iroxanadine and bimoclomol), and a library of small molecule drug candidates. Although each of arimoclomol, iroxanadine and bimoclomol has undergone clinical testing, significant and costly additional testing will be required in order to bring any product to market. We may be unable to confirm in our pre-clinical or clinical trials with arimoclomol, iroxanadine or bimoclomol the favorable pre-clinical or clinical data previously generated by European investigators for these drug candidates, which could require us to have to modify our development plans for these compounds.
     In September 2005, we initiated Phase II clinical testing for arimoclomol for ALS. There is no assurance that the clinical testing will be successful, or that the FDA will permit us to commence our planned Phase IIb clinical trial upon the completion of our ongoing Phase IIa clinical trial. Any additional requirements imposed by the FDA in connection with the ongoing Phase IIa trial, or in connection with our planned Phase IIb trial, could add further time and expense for us to carry out this trial.
     We believe that the FDA may accept the completion of a successful Phase II clinical program as sufficient to enable us to submit a New Drug Application, or NDA; however, there is no assurance that the FDA will accept our Phase II program in lieu of a Phase III clinical trial. If the FDA requires us to complete a Phase III clinical trial, the cost of development of arimoclomol will increase significantly beyond our estimated costs, and the time to completion of clinical testing will be delayed. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for arimoclomol that could be more difficult, expensive and time-consuming than our planned end point. Although we anticipate developing arimoclomol for the treatment of ALS, arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes and we may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol will show any efficacy for any indication.
     Iroxanadine has been tested in two Phase I clinical trials and one Phase II clinical trial which indicated improvement in the function of endothelial cells in blood vessels of patients at risk of cardiovascular disease. We intend to develop this product to improve endothelial dysfunction in indications such as diabetic retinopathy and wound healing, which will require significant and costly additional testing. There is no guarantee that iroxanadine will show any efficacy in the intended uses we are seeking. We may also attempt to license iroxanadine to larger pharmaceutical or biotechnology companies for cardiovascular indications; however, there is no guarantee that any such company will be interested in licensing iroxanadine from us or licensing it on terms that are attractive to us.
     Bimoclomol has been tested in two Phase II clinical trials where it was shown to be safe, but where it did not show efficacy for diabetic neuropathy, the indication for which it was tested. We intend to develop this compound for other therapeutic indications; however, there can be no guarantee that this compound will be effective in treating any diseases. In addition, the FDA may require us to perform new safety clinical trials, which would be expensive and time consuming and would delay development of bimoclomol.
     There is no guarantee that any additional clinical trials will be successful or that the FDA will approve any of these products and allow us to begin selling them in the United States.
Our Obesity and Type 2 Diabetes Laboratory May Not Be Able to Develop Products
     In order to develop new obesity and type 2 diabetes products, we will first need to identify appropriate drug targets and pathways. We are using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and effective against these targets. The development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources available for this purpose. We are currently seeking a strategic alliance with a major pharmaceutical or biotechnology company to complete the development, clinical testing and manufacturing and marketing of our potential obesity and type 2 diabetes products, which are at an early stage of development, but we may not be able to secure such a strategic partner on attractive terms, or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on the prior experience and current efforts of Dr. Michael P. Czech, the Chairman of our Scientific Advisory Board, Dr. Jack Barber, our Senior Vice President — Drug Development, and Dr. Mark A. Tepper, our Senior Vice President — Drug Discovery, in establishing our scientific goals and strategies.
We Will Be Reliant Upon SynthRx to Develop and Commercialize Flocor
     In June 2004, we licensed Flocor and our other co-polymer technologies to SynthRx and acquired a 19.9% equity interest in that newly formed biopharmaceutical company. SynthRx has only limited financial resources and will have to either raise significant additional capital or secure a licensee or strategic partner to complete the development and commercialization of Flocor and these other technologies. We are not aware that SynthRx has any commitments from third parties to provide the capital that it will require, and there can be no assurance that it will be able to obtain this capital or a licensee or strategic partner on satisfactory terms, or at all.
     Our prior Phase III clinical trial of Flocor for the treatment of sickle cell disease patients experiencing an acute vaso-occlusive crisis did not achieve its primary objective. However, in this study, for patients 15 years of age or younger, the number of patients achieving a resolution of crisis was higher for Flocor-treated patients at all time periods than for placebo-treated patients, which may indicate that future clinical trials should focus on juvenile patients. Generating sufficient data to seek FDA approval for Flocor will require additional clinical studies, which have not yet been funded or commenced by SynthRx, and, if undertaken, those studies would entail substantial time and expense for SynthRx.
     The manufacture of Flocor involves obtaining new raw drug substance and a supply of the purified drug from the raw drug substance, which requires specialized equipment. Should SynthRx encounter difficulty in obtaining the purified drug substance in sufficient amounts and at acceptable prices, SynthRx may be unable to complete the development or commercialization of Flocor on a timely basis, or at all.
We Are Subject to Intense Competition and There is No Assurance that We Can Compete Successfully
     We and our strategic partners or licensees may be unable to compete successfully against our current or future competitors. The pharmaceutical, biopharmaceutical and biotechnology industry is characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products. There also is intense competition among companies seeking to acquire products that already are being marketed. Many of the companies with which we compete have or are likely to have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than at least some of our present or future strategic partners or licensees.
     As a result, these competitors may:
•	Succeed in developing competitive products sooner than us or our strategic partners or licensees.

•	Obtain FDA and other regulatory approvals for their products before we can obtain approval of any of our products.

•	Obtain patents that block or otherwise inhibit the development and commercialization of our product candidates.

•	Develop products that are safer or more effective than our products.

•	Devote greater resources to marketing or selling their products.

•	Introduce or adapt more quickly to new technologies and other scientific advances.

•	Introduce products that render our products obsolete.

•	Withstand price competition more successfully than us or our strategic partners or licensees.

•	Negotiate third-party strategic alliances or licensing arrangements more effectively.

•	Take advantage of other opportunities more readily.
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
     Although we do not expect Flocor to have direct competition from other products currently available or that we are aware of that are being developed related to Flocor’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that Flocor would have to compete against, such as tissue plasminogen activator, or t-PA, and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin. In the sickle cell disease area, Flocor would compete against other products such as Droxia® (hydroxyurea) marketed by Bristol-Myers Squibb Co. and Dacogentm, which is being developed by SuperGen, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21tm marketed by Antigenics, Inc. and adjuvants marketed by Corixa Corp.
We Do Not Have the Ability to Manufacture Any of Our Products and Will Need to Rely upon Third Parties for the Manufacture of Our Clinical and Commercial Product Supplies
     We do not have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products, including the supply of arimoclomol used in our Phase II clinical trials. Accordingly, we are and will be dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies, or we will need to acquire the ability to manufacture these supplies ourselves, which could be very difficult, time-consuming and costly. We have a manufacturing supply arrangement in place with respect to the clinical supplies for both the Phase IIa and Phase IIb trials for arimoclomol for ALS. We do not otherwise have manufacturing supply arrangements for our other product candidates, with the exception of an arrangement for clinical supplies for the current Phase I trial of the HIV vaccine product that utilizes the HIV vaccine technology that we have licensed from UMMS. There can be no assurance that we will be able to secure needed manufacturing supply arrangements on attractive terms, or at all. Delays in, or a failure to, secure these arrangements could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.
We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets
     We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we believe that we have significant patent coverage for our molecular chaperone co-induction technologies and for our TranzFect technologies, there can be no assurance that this coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. In particular, although we conducted certain due diligence regarding the patents and patent applications related to our molecular chaperone co-induction drug candidates, and received certain representations and warranties from the seller in connection with the acquisition, the patents and patent applications related to our molecular chaperone co-induction drug candidates were issued or filed, as applicable, prior to our acquisition and thus there can be no assurance that the validity, enforceability and ownership of those patents and patent applications will be upheld if challenged by third parties. We have a nonexclusive license to a patent owned by UMMS and the Carnegie Institution of Washington that claims various aspects of gene silencing, or genetic inhibition by double-stranded RNA, but there can be no assurance that this patent will withstand possible third-party challenges or otherwise protect our technologies from competition. The medical applications of the gene silencing technology and the other technologies that we have licensed from UMMS also are claimed in a number of pending patent applications, but there can be no assurance that these applications will result in any issued patents or that those patents would withstand challenges or protect our technologies from competition. Moreover, we are aware of at least one other issued United States patent claiming broad applications for RNAi, and many patent applications covering different methods and compositions in the field of RNAi therapeutics have been and are expected to be filed, and certain organizations or researchers may hold or seek to obtain patents that could make it more difficult or impossible for us to develop products based on the gene silencing technology that we have licensed. We are aware that at least one of our competitors is seeking patent coverage in the RNAi field that could restrict our ability to develop certain RNAi-based therapeutics.
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
We May Incur Substantial Costs from Future Clinical Testing or Product Liability Claims
     If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or by patients using our commercially marketed products. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We currently do not carry product liability insurance covering the commercial marketing of these products. We have obtained clinical trial insurance for our recently-initiated Phase IIa clinical trial with arimoclomol for the treatment of ALS and will seek to obtain such insurance for any other clinical trials that we conduct, including the planned Phase IIb clinical trial for arimoclomol, as well as liability insurance for any products that we market, although there can be no assurance that we will be able to obtain additional insurance in the amounts we seek, or at all. We anticipate that our licensees who are developing our products will carry liability insurance covering the clinical testing and marketing of those products. However, there is no assurance, however, that any insurance maintained by us or our licenses will prove adequate in the event of a claim against us. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.
Compliance with Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Will Increase Our Costs and Require Additional Management Resources, and We May Not Successfully Comply
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. The SEC has postponed the effectiveness of this requirement several times; however, if the SEC does not postpone or otherwise alter the requirement again, then we expect that it will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. If we are required to comply, we will incur significant legal, accounting, and other expenses and compliance will occupy a substantial amount of time of our board of directors and management. Uncertainty exists regarding our ability to comply with these requirements by the SEC’s current deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal controls over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial reporting. In addition, while we plan to expand our staff to assist in complying with the additional requirements when and if they become applicable, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.
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
     We have a classified board of directors, which means that at least two stockholder meetings, instead of one, will be required to effect a change in the majority control of our board of directors. This provision applies to every election of directors, not just an election occurring after a change in control. The classification of our board increases the amount of time it takes to change majority control of our board of directors and may cause our potential purchasers to lose interest in the potential purchase of us, regardless of whether our purchase would be beneficial to us or our stockholders. The additional time and cost to change a majority of the members of our board of directors makes it more difficult and may discourage our existing stockholders from seeking to change our existing management in order to change the strategic direction or operational performance of our company.
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
Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of March 31, 2006, there were outstanding stock options and warrants to purchase approximately 29 million shares of our common stock at exercise prices ranging from $0.25 to $2.70 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. In addition, warrants issued in connection with our financings in 2003 contain antidilution provisions that are triggered upon certain events, including any issuance of securities by us below the prevailing market price of our common stock. In the event that those antidilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
     In August 2003, we registered with the SEC for resale by the holders a total of 14,408,252 shares of our outstanding common stock and an additional 3,848,870 shares of our common stock issuable upon exercise of outstanding options and warrants, which shares and options and warrants were issued primarily in connection with our merger with Global Genomics and the $5.4 million private equity financing that we completed in May 2003. In December 2003, we registered a total of 6,113,448 shares of our common stock, consisting of the 5,175,611 shares issued, or that are issuable upon exercise of the warrants issued, in connection with the $8.7 million private equity financing that we completed in September 2003, and an additional 937,837 shares of our common stock that we issued, or that are issuable upon the exercise of warrants that we issued, to certain other third parties. In November 2004, we registered 4,000,000 shares of our common stock and an additional 3,080,000 shares of our common stock issuable upon the exercise of warrants in connection with the $4,000,000 private equity financing that we completed in October 2004, and an additional 1,550,000 shares of our common stock issued or issuable upon exercise of warrants to other third parties. In February 2005, we registered 17,334,494 shares of our common stock and an additional 9,909,117 shares of our common stock issuable upon the exercise of warrants in connection with the $21.3 million private equity financing that we completed in January 2005. In May 2006, we registered 17,121,750 shares of our common stock, including the 15,976,191 shares we issued or that are issuable upon exercise of the warrants that we issued to the investors in connection with the $13.4 million private equity financing that we completed in March 2006, and an additional 745,556 shares of our common stock that are issuable to T.R. Winston & Company, LLC, upon the exercise of warrants issued in connection with that financing. Both the availability for public resale of these various shares and the actual resale of these shares could adversely affect the trading price of our common stock.
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

Recent Changes in Stock Option Accounting Rules May Adversely Impact Our Reported Operating Results, Our Stock Price and Our Reliance on Stock-Based Compensation
     Beginning with the first quarter of this year, we are required to record all stock-based employee compensation as an expense. These new rules apply to stock options grants, as well as a range of other stock-based compensation arrangements, including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We have relied in the past upon compensating our officers, directors, employees and consultants with such stock-based compensation awards in order to limit our cash expenditures and to attract and retain qualified officers, directors, employees and consultants. If we continue to do so, the expenses we have to record as a result may be significant and may materially negatively affect our reported financial results compared to prior years’ periods and our stock price and make it more difficult for us to attract new investors. Reducing our use of stock plans to reward and incentivize our officers, directors and employees, on the other hand, could result in a competitive disadvantage to us in the employee marketplace.
We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock
     The market price of our common stock has ranged from $0.21 to $3.74 per share over the past three years, and may continue to experience significant volatility from time to time. Factors such as the following may affect such volatility:
•	Our quarterly operating results.

•	Announcements of regulatory developments or technological innovations by us or our competitors.

•	Government regulation of drug pricing.

•	Developments in patent or other technology ownership rights.

•	Public concern regarding the safety of our products.
Other factors which may affect our stock price are general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We previously announced the closing of a private equity transaction in March 2006, in which we issued 10,650,794 shares of our common stock and warrants to purchase an additional 5,325,397 shares of our common stock at an exercise price of $1.54 per share. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
     In March 2006, we issued 300,000 shares of our common stock to Jack Luchese upon his exercise of warrants. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
     In March 2006, we issued 35,724 shares of our common stock to the Alexander L. and Linda Cappello 2001 Family Trust upon its cashless exercise of warrants to purchase 108,257 shares of our common stock. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
     In March 2006, we issued 20,855 shares of our common stock to the Robert & Ellen Deutschman Family Trust upon its cashless exercise of warrants to purchase 63,200 shares of our common stock. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

     In March 2006, we issued 162,549 shares of our common stock to the Deutschman Family Trust upon its cashless exercise of warrants to purchase 451,222 shares of our common stock. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
     In March 2006, we issued 7,881 shares of our common stock to Sean Kelly upon his cashless exercise of warrants to purchase 23,502 shares of our common stock. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
     In March 2006, we issued 46,711 shares of our common stock to the G. Capello Family Trust upon its cashless exercise of warrants to purchase 127,249 shares of our common stock. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
     In March 2006, we issued 11,611 shares of our common stock to the Capello Family Trust upon its cashless exercise of warrants to purchase 36,835 shares of our common stock. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
     In April 2006, we issued 36,072 shares of our common stock to the Capello 2001 Family Trust upon its cashless exercise of warrants to purchase 151,360 shares of our common stock. The transaction was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

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