Form 10-Q
period 2006-06-30
CYTRX CORP
filed 2006-08-03
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes  ☐     No  ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of July 27, 2006: 70,618,586, exclusive of treasury shares.

CYTRX CORPORATION
Form 10-Q

Page
PART I. FINANCIAL INFORMATION
Item 1	Financial Statements:
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2006 and December 31, 2005	[__]
	Condensed Consolidated Statements of Operations (unaudited) for the Six Month Periods Ended June 30, 2006 and 2005	[__]
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Month Periods Ended June 30, 2006 and 2005	[__]
	Notes to Condensed Consolidated Financial Statements	[__]
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	[__]
Item 3	Quantitative and Qualitative Disclosures About Market Risk	[__]
Item 4	Controls and Procedures	[__]
PART II. OTHER INFORMATION
Item 1A	Risk Factors	[__]
Item 6	Exhibits	[__]
SIGNATURES		[__]
INDEX TO EXHIBITS		[__]
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,243,535	$8,299,390
Accounts receivable	—	172,860
Prepaid compensation, current portion	—	27,813
Prepaid and other current assets	176,731	287,793

Total current assets	13,420,266	8,787,856
Equipment and furnishings, net	285,714	352,641
Molecular library, net	328,216	372,973
Prepaid insurance and other assets	402,532	425,440

Total assets	$14,436,728	$9,938,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,510,039	$815,626
Accrued expenses and other current liabilities	1,432,395	1,639,922

Total current liabilities	2,942,434	2,455,548
Deferred revenue	275,000	275,000

Total liabilities	3,217,434	2,730,548

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 70,619,000 and 59,284,000 shares issued at June 30, 2006 and December 31, 2005, respectively	70,619	59,284
Additional paid-in capital	145,910,693	131,790,932
Treasury stock, at cost (633,816 shares held at June 30, 2006 and December 31, 2005, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(132,482,780)	(122,362,616)

Total stockholders’ equity	11,219,294	7,208,362

Total liabilities and stockholders’ equity	$14,436,728	$9,938,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Service revenue	$—	$—	$60,830	$—
License fees	—	—	—	1,500

	—	—	60,830	1,500

Expenses:
Research and development (includes $61,000 and $105,000 of non-cash stock-based compensation given to consultants for the three and six-month periods ended June 30, 2006 and $38,000 and $90,000 of non-cash stock-based compensation given to consultants for the three and six-month periods ended June 30, 2005, respectively)	2,687,700	2,915,969	4,387,818	4,829,989
Depreciation and amortization	80,010	62,288	138,941	100,412
General and administrative (includes $58,000 and $125,000 of non-cash stock-based compensation given to consultants for the three and six-month periods ended June 30, 2006 and $77,000 and $316,000 of non-cash stock-based compensation given to consultants for the three and six-month periods ended June 30, 2005.	2,523,369	1,614,695	4,753,828	3,271,907
Expense related to employee stock options	351,209	—	696,378	—

	5,642,288	4,592,952	9,976,965	8,202,308

Loss before other income	(5,642,288)	(4,592,952)	(9,916,135)	(8,200,808)
Other income:
Interest income	176,908	41,066	284,398	83,730
Minority interest in losses of subsidiary	—	42,753	—	81,452

Net loss	$(5,465,380)	$(4,509,133)	$(9,631,737)	$(8,035,626)

Basic and diluted:
Loss per common share	$(0.08)	$(0.08)	$(0.15)	$(0.14)

Weighted average shares outstanding	69,977,876	57,542,340	66,181,900	55,509,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,631,737)	$(8,035,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,941	100,412
Minority interest in losses of subsidiary	—	(81,452)
Common stock, stock options and warrants issued for services	230,547	406,483
Expense related to employee stock options	696,378	—
Net change in operating assets and liabilities	788,796	575,956

Total adjustments	1,854,662	1,001,399

Net cash used in operating activities	(7,777,075)	(7,034,227)

Cash flows from investing activities:
Purchases of property and equipment	(22,335)	(34,489)

Net cash used in investing activities	(22,335)	(34,489)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	339,194	251,619
Net proceeds from issuances of common stock	12,404,360	19,590,446

Net cash provided by financing activities	12,743,554	19,842,065

Net increase in cash and cash equivalents	4,944,144	12,773,349
Cash and cash equivalents at beginning of period	8,299,390	2,999,409

Cash and cash equivalents at end of period	$13,243,534	$15,772,758

Non-Cash Financing Activities:
     In connection with the Company’s adjustment to the terms of certain outstanding warrants on January 20, 2005 and March 2, 2006, the Company recorded deemed dividends of $1,075,568 and $488,428, respectively, which were recorded as charges to retained earnings with a corresponding credit to additional paid-in capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with an obesity and type 2 diabetes research laboratory in Worcester, Massachusetts (see Note 11 to our financial statements for the year ended December 31, 2005). On September 30, 2005, the Company completed the merger of CytRx Laboratories, Inc., previously a wholly owned subsidiary of the Company and the owner of its Massachusetts laboratory (the “Subsidiary”), with and into the Company. The Company’s small molecule therapeutics efforts include the clinical development of three, oral drug candidates that it acquired in October 2004, as well as a drug discovery operation conducted by its laboratory in Worcester, Massachusetts. The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV). In addition, the Company announced that a novel HIV DNA + protein boost vaccine exclusively licensed to the Company and developed by researchers at University of Massachusetts Medical School and Advanced BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. The Company has entered into strategic alliances with third parties to develop several of the Company’s other products.
     In 2004, the Company began a development program based on molecular “chaperone” co-induction technology through the acquisition of novel small molecules with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets included three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. In September 2005, the Company entered the clinical stage of drug development with the initiation of a Phase II clinical program with its lead small molecule product candidate arimoclomol for the treatment of ALS. The Company completed dosing and patient follow-up for that clinical trial in July 2006. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration.
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
     The accompanying condensed consolidated financial statements at June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements as of that date.
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

2. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in a loss position and does not pay income taxes; therefore the adoption of FIN 48 is not expected to have a significant impact on the Company’s 2006 financial statements.
3. Loss Per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted common stock. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 29,224,000 and 24,890,000 shares at June 30, 2006 and 2005, respectively.
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. As the Company recorded losses for the three and six-month periods ended June 30, 2006, all employee equity share options, nonvested shares and similar equity instruments would be anti-dilutive. In the event the Company becomes profitable, diluted shares outstanding will include the dilutive effect of in-the-money options which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

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
     The Company’s Consolidated Financial Statements as of and for the three and six-month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) as general and administrative expense for the three and six-month periods ended June 30, 2006 were approximately $351,000 and $696,000, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six-month periods ended June 30, 2005.
     As of June 30, 2006, an aggregate of 10,000,000 shares of common stock were reserved for issuance under the Company’s 2000 Stock Option Incentive Plan, including 6,478,000 shares subject to outstanding stock options and 3,159,000 shares available for future grant. Additionally, the Company has two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include 31,000 and 100,000 shares subject to outstanding stock options. As the terms of our plans provide that no options may be issued after 10 years, no options are available under the 1994 Plan. Under the 1998 Plan Long Term Incentive Plan, 40,000 shares are available for future grant. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options will expire, unless previously exercised, not later than ten years from the grant date.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first six months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company adopted the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
     Prior to January 1, 2006, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

     For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123 and EITF 96-18, as amended, and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123, the compensation associated with stock options paid to non-employees is generally recognized in the period during which services are rendered by such non-employees. Since our adoption of SFAS 123(R), there been no change to our equity plans or modifications of our outstanding stock-based awards.
     Deferred compensation for non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options, using the method prescribed by FASB Interpretation 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black Sholes option pricing model, will be re-measured using the fair value of the Company’s common stock and deferred compensation and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the stock options are fully vested. The Company recognized $119,000 and $231,000 of stock based compensation expense related to non-employee stock options for the three and six-month periods ended June 30, 2006, respectively.
     The following table illustrates the pro forma effect on net loss and net loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and six-month periods ended June 30, 2005. For purposes of this presentation, the value of the options is estimated using a Black Sholes option-pricing model and recognized as an expense on a straight-line basis over the options’ vesting periods.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30. 2005
Net loss, as reported	$(4,509)	$(8,036)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(350)	(657)

Pro forma net loss	$(4,859)	$(8,693)

Loss per share, as reported (basic and diluted)	$(0.08)	$(0.14)

Loss per share, pro forma (basic and diluted)	$(0.08)	$(0.15)

     The fair value of stock options at the date of grant was estimated using the Black-Sholes option-pricing model, based on the following assumptions: The Company’s expected stock price volatility assumption is based upon the historical daily volatility of our publicly traded stock. For option grants issued during the six-month period ended June 30, 2006 the Company used a calculated volatility for each grant. The expected life assumptions is based upon the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options of ten years with the average vesting term of two years for an average of six years. The dividend yield assumption is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees and directors and 3% for its senior management stock options. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), the Company recorded $351,000 and $696,000 of stock-based compensation for the three and six-month periods ended June 30, 2006, respectively. No amounts relating to employee stock-based compensation have been capitalized.

	Six Months Ended
	June 30, 2006	June 30, 2005
Risk-free interest rate	4.27% — 5.23%	3.58% — 4.33%
Expected volatility	117.0%	119.1%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%

     At June 30, 2006, there remained approximately $3.7 million of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of 8.48 years. Presented below is the Company’s stock option activity:

	Stock Options
	Six Months Ended
	June 30, 2006
		Weighted Average
	Number	Exercise Price
	of Shares	per Share
Outstanding at beginning of year	6,205,542	$1.71
Granted	553,500	$1.36
Exercised	(62,500)	$0.96
Forfeited	(87,500)	$2.07

Outstanding at end of year	6,609,042	$1.69

Shares exercisable at end of period	4,016,911	$1.86

     A summary of the activity for nonvested stock options as of June 30, 2006 and changes during the six month period is presented below:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value per Share
Nonvested at January 1, 2006	2,767,385	$1.47
Granted	553,500	$1.36
Vested	(728,754)	$1.59

Nonvested at June 30, 2006	2,592,131	$1.42

     The following table summarizes significant ranges of outstanding stock options under the three plans at June 30, 2006:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.25 — 1.00	1,236,043	7.92	$0.82	521,904	6.66	$0.82
$1.01 — 1.50	1,437,500	8.98	1.29	544,670	4.91	1.27
$1.51 — 2.00	2,222,500	7.55	1.86	1,454,170	6.69	1.86
$2.01 — 3.00	1,712,999	7.12	2.43	1,496,167	7.23	2.44

	6,609,042	7.82	$1.69	4,016,911	6.65	$1.86

     The aggregate intrinsic value of outstanding options as of June 30, 2006, was $710,000 of which $84,000 is related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on June 30, 2006 ($1.32) and the exercise price of the underlying options. The intrinsic value of options exercised was $2,100 and $55,550 for the three and six month periods ended June 30, 2006 and the intrinsic value of options vested was $26,000 and $97,000 during these same periods.
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
     In connection with the financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of antidilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. The Company accounted for the antidilution adjustments as deemed dividends analgous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, and recorded an approximate $488,000 charge to retained earnings and a corresponding credit to additional paid-in capital.
     In connection with March equity financing, the Company entered into a registration rights agreement with the purchasers of its stock and warrants, which provides, among other things, for cash penalties in the event that the Company were unable to initially register, or maintain the effective registration of, the securities. The Company evaluated the penalty provisions in light of EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, and determined that the maximum penalty does not exceed the difference between the fair value of a registered share of CytRx common stock and unregistered share of Cytrx common stock on the date of the transaction. Further, the Company’s management evaluated the other terms of the March 2006 financing with the provisions of EITF 00-19 and related accounting literature. Management concluded based upon its analysis of EITF 00-19 and related accounting literature, the common stock and related warrants sold in the March 2006 financing should be recorded as permanent equity in its financial statements.
     During the three and six-month periods ended June 30, 2006, the Company issued 41,072 and 683,903 shares of its common stock, and received $4,968 and $339,193, upon the exercise of stock options and warrants. In addition to the warrants issued in the March 2006 financing described above, the Company issued 450,000 and 553,500 options and warrants in the three and six-month period ended June 30, 2006.

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
     In 2004, we began a development program based on molecular “chaperone” co-induction technology through the acquisition of novel small molecules with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets included three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. In September 2005, we entered the clinical stage of drug development with the initiation of a Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease). We completed dosing and patient follow-up for that clinical trial in July 2006. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration, or FDA.
     The initial Phase II clinical trial that we have initiated for arimoclomol for ALS (which we refer to as the Phase IIa trial) is a multicenter, double-blind, placebo-controlled study of approximately 80 ALS patients enrolled at ten clinical centers across the U.S. Patients received either placebo (a capsule without drug), or one of three dose levels of arimoclomol capsules three times daily, for a period of 12 weeks. This treatment phase is followed by a one-month period without drug. The primary endpoints of this Phase IIa trial are safety and tolerability. Secondary endpoints include a preliminary evaluation of efficacy using two widely accepted surrogate markers, the revised ALS Functional Rating Scale (ALSFRS-R), which is used to determine patients’ capacity and independence in 13 functional activities, and Vital Capacity (VC), an assessment of lung capacity. The trial is powered to monitor only extreme responses in these two categories. We have also announced initiation of an “open-label” (i.e., the medication is no longer blinded to the patients or their doctor) extension of this clinical trial. Patients who complete the Phase IIa study and who still meet the eligibility criteria may have the opportunity to take arimoclomol, at the highest investigative dose, for as long as an additional 6 months.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in a loss position and do not pay income taxes; therefore the adoption of FIN 48 is not expected to have a significant impact on our 2006 financial statements.
Liquidity and Capital Resources
     At June 30, 2006, we had cash and cash equivalents of $13.2 million and total assets of $14.4 million, compared to $8.3 million and $9.9 million, respectively, at December 31, 2005. Working capital totaled $10.5 million at June 30, 2006, compared to $6.3 million at December 31, 2005.
     To date, we have relied primarily upon sales of equity securities and, to a much lesser extent, payments from our strategic partners and licensees and upon proceeds received upon the exercise of options and warrants, to generate funds needed to finance our business and operations. As a result of the $12.4 million equity financing (net of expenses) that we completed in March 2006, we believe that we have adequate working capital to support our currently planned level of operations into the third quarter of 2007, including our current and planned clinical trials for arimoclomol and drug discovery efforts related to additional product candidates. Included in our planned expenses are approximately $1.0 million for our Phase II clinical program with arimoclomol for ALS during the remainder of 2006, and an additional $4.0 million in 2007 and $9.1 million in 2008. The cost of our clinical program for ALS, which we estimate will total approximately $19.8 million from inception to completion, could vary significantly from our current projections due to any additional requirements imposed by the FDA in connection with the ongoing Phase IIa trial, or in connection with our planned Phase IIb trial, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our Phase II clinical program with arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes research laboratory and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. Additionally, we expect to spend approximately $300,000 related to our efforts to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002.
     We currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     In the six-month periods ended June 30, 2006 and 2005, net cash used in investing activities consisted of approximately $22,000 and $34,000, respectively, for the purchase of equipment. We expect capital spending to increase during the remainder of 2006 to support our increasing research and development efforts and efforts to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002.
     Cash provided by financing activities in the six-month period ended June 30, 2006 was $12.7 million. The cash provided includes approximately $339,000 received from the exercise of stock options and warrants. Additionally, we received approximately $12.4 million, net of expenses, through a private equity financing that closed in March 2006. Cash provided by financing activities in the six month period ended June 30, 2005 was $19.8 million. During this period, we raised $19.6 million, net of expenses,- from the issuance of common stock in a private equity financing in January 2005, and we received proceeds from the exercise of stock options and warrants totaling $252,000.
     Our net loss for the six-month period ended June 30, 2006 was $9.6 million, which resulted in net cash used in operating activities of $7.8 million. Adjustments to reconcile net loss to net cash used in operating activities for the six-month period ended June 30, 2006 were primarily $696,000 of employee stock option expense incurred related to our implementation of SFAS 123(R), and $231,000 of common stock, options and warrants expense issued in lieu of cash for general and administrative services and $139,000 of depreciation expense, which was off-set by a $789,000 change in operating assets and liabilities. Our net loss for the six month period ended June 30, 2005 was $8.0 million, which resulted in net cash used in operating activities of $7.0 million. Adjustments to reconcile net loss to net cash used in operating activities for the six-month period ended June 30, 2005 were primarily $406,000 of common stock, options and warrants issued in lieu of cash for general and administrative services, the recording of $100,000 depreciation expense, and a $576,000 change in operating assets and liabilities. In 2005, we were not required to record expense per SFAS 123(R) guidance, however, we were required to use pro-forma presentation for the expense related to issuances of stock options and warrants to employees.
     We believe that we have adequate working capital to allow us to operate at our currently planned levels into the third quarter of 2007. Our strategic alliance with UMMS may require us to make significant expenditures to fund research at UMMS relating to developing therapeutic products based on UMMS’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures under certain circumstances is expected to be approximately $1,030,000 during 2006, of which $766,000 had been expensed through June 30, 2006.
     We will require significant additional capital in order to fund the completion of our Phase II clinical program with our lead small molecule product candidate arimoclomol for the treatment of ALS, which commenced in September 2005, and the other ongoing research and development related to our other molecular chaperone co-induction drug candidates. We incurred $2.6 million on the arimoclomol clinical program in the first six months of 2006, and we estimate that the overall program, including the ongoing Phase IIa trial and the planned Phase IIb trial that we expect to initiate after completion of the present Phase IIa trial subject to FDA approval, will require us to expend an additional $1.0 million in the remainder of 2006, and an additional $13.1 million over the following 24 months. However, we may incur substantial additional expense and the trial may be delayed if the FDA requires us to generate additional pre-clinical or clinical data in connection with the clinical trial, or the FDA requires us to revise significantly our planned protocol for the Phase IIb.
     Additional capital may be provided by potential milestone payments pursuant to our licenses with Merck and Vical, both of which relate to Tranzfect, or our license with SynthRx related to Flocor, or by potential payments from future strategic alliance partners or licensees of our technologies. However, Merck is at an early stage of clinical trials of a product utilizing TransFect and Vical has only recently commenced a Phase IIa clinical trial of a product using TransFect, so it is likely to be a substantial period of time, if ever, before we receive any further significant payments from Merck or Vical.
     We are pursuing other sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, equity financings, gifts, and grants or otherwise are subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.
     We expect to incur significant losses for the foreseeable future and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.
Results of Operations
     We recorded a net loss of $5.5 and $9.6 million for the three and six-month periods ended June 30, 2006, respectively, as compared to $4.5 million and $8.0 million for the same periods in 2005.
     We earned no licensing fees and an immaterial amount of service revenue during the three and six-month periods ended June 30, 2006. We earned an immaterial amount of licensing fees during the three and six-month periods ended June 30, 2005. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2006, we are not anticipating receiving any significant licensing fees.
     In 2006, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program with arimoclomol and related studies for the treatment of ALS. We incurred $2.6 million on the arimoclomol clinical program in the first six months of 2006, and we estimate that the overall program, including the ongoing Phase IIa trial and the planned Phase IIb trial that we expect to initiate after completion of the present Phase IIa trial subject to FDA approval, will require us to expend an additional $1.0 million in the remainder of 2006, and an additional $13.1 million over the following 24 months. Additionally, we estimate that our costs related to the activities of our Massachusetts laboratory will remain consistent with 2005 expenditures.

     Research and development expenses were $2.7 and $4.4 million during the three and six-month periods ended June 30, 2006, as compared to $2.9 and $4.8 million for the same periods in 2005. Research and development expenses incurred during the first six months of 2006 and 2005 related primarily to (i) the preparation for and initiation of our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to our other molecular chaperone co-induction drug candidates, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our collaboration and invention disclosure agreement pursuant to which UMMS has agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the on-going small molecule drug discovery operations at our Massachusetts laboratory. Although our future research and development activities could vary substantially, our research and development activities will remain substantial in the future as a result of commitments related to the foregoing activities.
     In each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options issued to consultants were achieved, resulting in aggregate non-cash charges for research and development activities of $61,000 and $105,000 during the three and six-month periods ended June 30, 2006 and $38,000 and $90,000 for the same periods ended June 30, 2005.
     All research and development costs related to the activities of our laboratory are expensed. No in-process research and development costs were eligible for capitalization at the time we purchased the minority interest in our prior subsidiary, CytRx Laboratories.
     Depreciation and amortization expense was $80,000 and $139,000 during the three and six-month periods ended June 30, 2006, as compared to $62,000 and $100,000 for the same periods in 2005. The amounts in 2006 and 2005 primarily relate to depreciation of fixed assets located at our Massachusetts laboratory and the amortization of the molecular screening library acquired in 2004, which was put into service in March of 2005.
     From time to time, we issue shares of our common stock or warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, or warrants at the fair market value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options and warrants issued to consultants were achieved, resulting in aggregate non-cash charges for general and administrative activities of $58,000 and $125,000 for the three and six-month periods ended June 30, 2006, respectively, and $77,000 and $316,000 for the three and six-month periods ended June 30, 2005. In addition, for the six-month period ended June 30, 2006, we recorded $696,000 of employee stock option expense in accordance with SFAS 123(R), for which there was no corresponding expense recorded in prior periods.
     General and administrative expenses incurred were $2.5 and $4.8 million for the three and six-month periods ended June 30, 2006, as compared to $1.6 and $3.3 million for the same periods in 2005. The expenses incurred during the three and six-month periods ended June 30, 2006 increased slightly in the second quarter due to legal fees, travel and licensing fees. We anticipate general and administrative expenses to increase over the remainder of 2006 as a result of, among other things, our efforts to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, and continuing employee stock option expense as a result of our implementation of SFAS 123(R).
     Interest income was $177,000 and $284,000 for the three and six-month periods ended June 30, 2006, as compared to $41,000 and $84,000 for the same period in 2005. The increase in interest income was due to the higher rates on our cash and investments that were held during 2006 compared to the lower rates in the same period in 2005.
     For 2006, we did not record any minority interest share of our losses because, on June 30, 2005, we repurchased the outstanding 5% interest in CytRx Laboratories from Dr. Michael Czech, and on September 30, 2005, we completed our merger with CytRx Laboratories. For the six months ended June 30, 2005, we recorded a $81,000 reduction to our losses as a result of the minority interest share in the losses of CytRx Laboratories. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.

Related Party Transactions
     Dr. Michael Czech, a 5% minority shareholder of CytRx Laboratories until June 30, 2005 and a member of our Scientific Advisory Board, is an employee of UMMS and is the principal investigator for a sponsored research agreement between CytRx and UMMS. During the six-month periods ended June 30, 2006 and 2005, we incurred expenses to UMMS related to Dr. Czech’s sponsored research agreement of $201,000 and $402,000, respectively. Additionally, we paid $40,000 to Dr. Czech for his services on the Scientific Advisory Board for each of these periods.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three and six-month periods ended June 30, 2006, it would not have had a material effect on our statement of operations or cash flows for that period.
Item 4 — Controls and Procedures
Evaluations of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Controls Over Financial Reporting
     During the quarterly period covered by this report on Form 10-Q, we made changes to our internal control designed to strengthen our financial reporting relating to disclosures of stock-based compensation in light of a material weakness in this regards reported in our Form 10-Q for the quarter ended March 31, 2006. During the quarterly period covered by this Form 10-Q, we fully implemented new software for accounting for stock options. We also re-assigned certain responsibilities related to the input and maintenance of stock options records and enhanced our internal review of all stock-based compensation awards and other equity transactions.
     We are continuing our efforts to improve and strengthen our control processes to fully remedy the previously reported material deficiency and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II— OTHER INFORMATION
Item 1A — Risk Factors
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have incurred significant losses over the past five years, including net losses of $15.1 million, $16.4 million and $17.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and we had an accumulated deficit of approximately $132.4 million as of June 30, 2006. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenue. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenue.
We Have No Source of Significant Recurring Revenue, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenue was $184,000, $428,000 and $94,000 during the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenue. We did not have any significant revenue in the first six months of 2006, and will not have significant recurring operating revenue until at least one of the following occurs:
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
     We have no commitments from third parties to provide us with any additional debt or equity financing, and may not be able to obtain future financing on favorable terms, or at all. A lack of needed financing would force us to reduce the scope of, or terminate, our operations, or to seek to merge with or to be acquired by another company. There can be no assurance that we could complete such a merger or acquisition on terms that would be attractive to our stockholders, or at all. Consequently, the Company’s independent auditors may include an uncertainty paragraph in their audit report related to our financial statements for the period ended December 31, 2006.
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
     Our strategic alliance with UMMS will require us to make significant expenditures to fund research at UMMS relating to the development of therapeutic products based on UMMS’s technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMMS. We estimate that the aggregate amount of these expenditures under our current commitments will be approximately $1,030,000 million for 2006 (of which $766,000 had been expensed through June 30, 2006). Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million.
     We estimate that the Phase II clinical program with arimoclomol for ALS, including the ongoing Phase IIa trial and the Phase IIb trial that we expect to initiate soon after completion of the present Phase IIa trial subject to FDA approval, will require us to incur approximately $14.1 million over the next 18 to 24 months. In addition, the agreement pursuant to which we acquired our molecular chaperone co-induction drug candidates provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop any of those products, the milestone payments could aggregate up to $4.2 million. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.
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
Our Obesity and Type 2 Diabetes Laboratory May Not Be Able to Develop Products
     In order to develop new obesity and type 2 diabetes products, we will first need to identify appropriate drug targets and pathways. We are using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and effective against these targets. The development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources available for this purpose. We are currently seeking a strategic alliance with a major pharmaceutical or biotechnology company to complete the development, clinical testing and manufacturing and marketing of our potential obesity and type 2 diabetes products, which are at an early stage of development, but we may not be able to secure such a strategic partner on attractive terms, or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on our current senior scientific management and advisory personnel in establishing and executing our scientific strategies to reach our goals.
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
Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of June 30, 2006, there were outstanding stock options and warrants to purchase approximately 29 million shares of our common stock at exercise prices ranging from $0.20 to $2.70 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. In addition, warrants issued in connection with our financings in 2003 contain antidilution provisions that are triggered upon certain events, including any issuance of securities by us below the prevailing market price of our common stock. In the event that those antidilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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
We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock
     The market price of our common stock has ranged from $0.76 to $2.81 per share over the past three years, and may continue to experience significant volatility from time to time. Factors such as the following may affect such volatility:
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

CYTRX CORPORATION (Registrant)

Date: August 2, 2006	By:	/s/ MATTHEW NATALIZIO Matthew Natalizio
Chief Financial Officer (Principal Financial
Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1 *	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Dr. Jack Barber

10.2 *	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Matthew Natalizio

10.3 *	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Benjamin S. Levin

10.4 *	Schedule of Non-Employee Director Compensation adopted on June 20, 2006

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.