Form 10-Q
period 2006-09-30
CYTRX CORP
filed 2006-11-13
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 13, 2006: 70,618,586, exclusive of treasury shares.

CYTRX CORPORATION
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$33,709,677	$8,299,390
Accounts receivable	—	172,860
Prepaid compensation, current portion	—	27,813
Prepaid and other current assets	357,449	287,793

Total current assets	34,067,126	8,787,856
Equipment and furnishings, net	309,914	352,641
Molecular library, net	305,838	372,973
Prepaid insurance and other assets	395,994	425,440

Total assets	$35,078,872	$9,938,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$762,287	$815,626
Accrued expenses and other current liabilities	1,833,298	1,639,922

Total current liabilities	2,595,585	2,455,548
Deferred revenue	23,831,408	275,000

Total liabilities	26,426,993	2,730,548

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 70,618,000 and 59,284,000 shares issued at September 30, 2006 and December 31, 2005, respectively	70,618	59,284
Additional paid-in capital	146,315,401	131,790,932
Treasury stock, at cost (633,816 shares held at September 30, 2006 and December 31, 2005, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(135,454,902)	(122,362,616)

Total stockholders’ equity	8,651,879	7,208,362

Total liabilities and stockholders’ equity	$35,078,872	$9,938,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Service revenue	$775,000	$10,000	$835,831	$10,000
License fees	1,000	—	1,000	1,500

	776,000	10,000	836,831	11,500

Expenses:
Research and development (includes $92,000 and $197,000 of non-cash stock-based compensation given to consultants for the three and nine-month periods ended September 30, 2006 and $32,000 and $122,000 of non-cash stock-based compensation given to consultants for the three and nine-month periods ended September 30, 2005, respectively)	1,129,527	1,990,963	5,517,345	6,820,952
Depreciation and amortization	53,243	58,074	192,184	158,486
General and administrative (includes $0 and $32,000 of non-cash stock-based compensation given to consultants for the three and nine-month periods ended September 30, 2006 and $26,000 and $342,000 of non-cash stock-based compensation given to consultants for the three and nine-month periods ended September 30, 2005	2,342,426	1,493,853	7,096,254	4,765,759
Expense related to employee stock options	379,011	—	1,075,389	—

	3,904,207	3,542,890	13,881,172	11,745,197

Loss before other income	(3,128,207)	(3,532,890)	(13,044,341)	(11,733,697)
Other income:
Interest and dividend income	296,086	40,420	580,483	124,150
Minority interest in losses of subsidiary	—	—	—	81,452

Net loss before income taxes	(2,832,121)	(3,532,890)	(12,463,858)	(11,733,697)
Provision for income taxes	(140,000)	—	(140,000)	—

Net loss	$(2,972,121)	$(3,492,470)	$(12,603,858)	$(11,528,095)

Basic and diluted:
Loss per common share	$(0.04)	$(0.06)	$(0.19)	$(0.20)

Weighted average shares outstanding	67,421,958	58,190,792	67,463,477	56,367,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,603,858)	$(11,528,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,184	158,486
Minority interest in losses of subsidiary	—	(81,452)
Gain on Atlanta lease termination	—	(163,000)
Common stock, stock options and warrants issued for services	228,432	485,230
Expense related to employee stock options	1,075,389	—
Net change in operating assets and liabilities	23,856,908	(461,594)

Total adjustments	25,352,913	(62,330)

Net cash provided/(used) in operating activities	12,749,055	(11,590,425)

Cash flows from investing activities:
Purchases of property and equipment	(82,322)	(38,740)

Net cash used in investing activities	(82,322)	(38,740)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	339,194	251,619
Net proceeds from issuances of common stock	12,404,360	19,590,446

Net cash provided by financing activities	12,743,554	19,842,065

Net increase in cash and cash equivalents	25,410,287	8,212,900
Cash and cash equivalents at beginning of period	8,299,390	2,999,409

Cash and cash equivalents at end of period	$33,709,677	$11,212,309

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

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with an obesity and type 2 diabetes research laboratory in Worcester, Massachusetts (see Note 11 to our financial statements for the year ended December 31, 2005). On September 30, 2005, the Company completed the merger of CytRx Laboratories, Inc., previously a wholly owned subsidiary of the Company and the owner of its Massachusetts laboratory (the “Subsidiary”), with and into the Company. The Company’s small molecule therapeutics efforts include the clinical development of three, oral drug candidates that it acquired in October 2004, as well as a drug discovery operation conducted by its laboratory in Worcester, Massachusetts. The Company owns the rights to a portfolio of technologies, including ribonueleic acid interference (RNAi or gene silencing) technology in the treatment of specified diseases, including those within the areas of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease), obesity and type 2 diabetes and human cytomegalovirus (CMV). In addition, the Company announced that a novel HIV DNA + protein boost vaccine exclusively licensed to the Company and developed by researchers at University of Massachusetts Medical School (UMMS) and Advanced BioScience Laboratories (ABL), and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. The Company has entered into strategic alliances with third parties to develop several of the Company’s other products.
     In 2004, the Company began a development program based on molecular “chaperone” co-induction technology through the acquisition of novel small molecules with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets included three oral, clinical stage drug candidates and a library of 500 small molecule drug candidates. In September 2006, the Company announced results of its Phase IIa clinical testing of its lead small molecule product candidate arimoclomol for the treatment of ALS, reporting that arimoclomol had met the trial’s primary endpoints of safety and tolerability at all three doses tested, and that the trial results indicated a non-statistically-significant trend of improvement in functional capacity as measured by the Revised ALS Functional Ration Scale in the arimoclomol high dose group as compared with untreated patients. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration.
     To date, the Company has relied primarily upon selling equity securities and a sale of a royalty interest in arimoclomol and, to a much lesser extent, upon payments from its strategic partners and licensees and upon proceeds received upon the exercise of options and warrants to generate the funds needed to finance its operations. Management believes the Company’s cash and cash equivalents balances are sufficient to meet projected cash requirements through the fourth quarter of 2008. The Company will be required to obtain significant additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain significant additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
     In August 2006, the Company received approximately $24.5 million in marketable securities (which were sold by the Company for approximately $24.3 million in cash) from the privately-funded ALS Charitable Remainder Trust (ALSCT) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any developments funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALS Charitable Remainder Trust has no obligation to provide any further funding to the Company. Management has analyzed the transaction and concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements (SFAS No. 68). Accordingly, the Company has recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized as a percentage of actual research and development expense. As of September 30, 2006, the Company recognized approximately $775,000 of service revenue related to this transaction.
     The accompanying condensed consolidated financial statements at September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements as of that date.
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

2. Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 as of January 1, 2007, as required. While the Company has not yet completed its analysis, we do not expect that the adoption of FIN No. 48 will have a significant impact on the Company’s financial position and results of operations.
     On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The Company is currently evaluating the impact of SAB 108 on the Company’s consolidated financial statements.
3. Loss Per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted common stock. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 29.5 million and 25.0 million shares at September 30, 2006 and 2005, respectively.
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. As the Company recorded losses for the three and nine-month periods ended September 30, 2006 and 2005, all employee equity share options, non-vested shares and similar equity instruments would be anti-dilutive. In the event the Company becomes profitable, diluted shares outstanding will include the dilutive effect of in-the-money options which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
4. Stock Based Compensation
     As of September 30, 2006, an aggregate of 10,000,000 shares of common stock were reserved for issuance under the Company’s 2000 Stock Option Incentive Plan, including 6,831,000 shares subject to outstanding stock options and 2,806,000 shares available for future grant. Additionally, the Company has two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include 31,000 and 100,000 shares subject to outstanding stock options. As the terms of our plans provide that no options may be issued after 10 years, no options are available under the 1994 Plan. Under the 1998 Long Term Incentive Plan, 40,000 shares are available for future grant. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options will expire, unless previously exercised, not later than ten years from the grant date.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), that addresses the accounting for, among other things, transactions in which a company receives employee services in exchange for equity instruments of the company. The statement precludes accounting for employee share-based compensation transactions using the intrinsic method, and requires that such transactions be accounted for using a fair-value-based method and that the fair value of the transaction be recognized as expense on a straight-line basis over the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.
     Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS 123(R) using the modified- prospective method. Under this method, compensation for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), “Accounting for Stock-based Compensation (“123(R)”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), is recognized as an expense in the first nine-months of 2006. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated to retrospectively apply SFAS No. 123(R).
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
     For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R) and EITF 96-18, as amended, and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123(R), the compensation associated with stock options paid to non-employees is generally recognized in the period during which services are rendered by such non-employees. Since our adoption of SFAS 123(R), there been no change to our equity plans or modifications of our outstanding stock-based awards.
     Deferred compensation for non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options, using the method prescribed by FASB Interpretation 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black Sholes option pricing model, will be re-measured using the fair value of the Company’s common stock and deferred compensation and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the stock options are fully vested. The Company recognized $26,000 and $228,000 of stock based compensation expense related to non-employee stock options for the three and nine-month periods ended September 30, 2006, respectively.
     The following table illustrates the pro forma effect on net loss and net loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans for the three and nine-month periods ended September 30, 2005. For purposes of this presentation, the value of the options is estimated using a Black Sholes option-pricing model and recognized as an expense on a straight-line basis over the options’ vesting periods.

	Three Months Ended	Nine-Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(3,492)	$(11,528)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(369)	(1,027)

Pro forma net loss	$(3,861)	$(12,555)

Loss per share, as reported (basic and diluted)	$(0.06)	$(0.20)

Loss per share, pro forma (basic and diluted)	$(0.07)	$(0.22)

     The fair value of stock options at the date of grant was estimated using the Black-Sholes option-pricing model, based on the following assumptions: The Company’s expected stock price volatility assumption is based upon the historical daily volatility of our publicly traded stock. For option grants issued during the nine-month period ended September 30, 2006 the Company used a calculated volatility for each grant. The expected life assumptions is based upon the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees and directors and 3% for its senior management stock options. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), the Company recorded $379,000 and $1,075,000 of stock-based compensation for the three and nine-month periods ended September 30, 2006, respectively. No amounts relating to employee stock-based compensation have been capitalized.

	Nine-Months Ended
	September 30, 2006	September 30, 2005
Risk-free interest rate	4.27% - 5.23%	3.63% - 4.33%
Expected volatility	111.1%	131.0%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%
     At September 30, 2006, there remained approximately $3.5 million of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of 8.64 years. Presented below is the Company’s stock option activity:

	Stock Options
	Nine-Months Ended
	September 30, 2006
		Weighted Average
	Number	Exercise Price
	of Shares	per Share
Outstanding at beginning of year	6,205,542	$1.71
Granted	971,500	$1.27
Exercised	(62,500)	$0.96
Forfeited	(152,500)	$2.00

Outstanding at end of year	6,962,042	$1.65

Shares exercisable at end of period	4,465,683	$1.79

     A summary of the activity for nonvested stock options as of September 30, 2006 and changes during the nine-month period is presented below:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value per Share
Nonvested at January 1, 2006	2,767,385	$1.47
Granted	971,500	$1.25
Vested	(1,242,526)	$1.45

Nonvested at September 30, 2006	2,496,359	$1.39

     The following table summarizes significant ranges of outstanding stock options under the three plans at September 30, 2006:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.25 — 1.00	1,236,043	7.67	$0.82	622,898	7.03	$0.82
$1.01 — 1.50	1,825,500	8.96	1.25	844,115	6.40	1.24
$1.51 — 2.00	2,237,500	7.32	1.86	1,495,837	6.69	1.86
$2.01 — 3.00	1,662,999	6.86	2.43	1,502,834	6.76	2.44

	6,962,042	7.70	$1.65	4,465,683	6.71	$1.79

     The aggregate intrinsic value of outstanding options as of September 30, 2006, was $674,000 of which $325,000 is related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on September 30, 2006 ($1.27) and the exercise price of the underlying options. The intrinsic value of options exercised was $0 and $55,550 for the three and nine-month periods ended September 30, 2006 and the intrinsic value of options vested was $78,000 and $158,000 during these same periods.
5. Liquidity and Capital Resources
     Based on the Company’s currently planned level of expenditures, it believes that it will have adequate working capital to allow it to operate at its currently planned levels through the fourth quarter of 2008.
     In August 2006, the Company received approximately $24.5 million in marketable securities (which were sold by the Company for approximately $24.3 million in cash) from the privately-funded ALS Charitable Remainder Trust in exchange for a one percent royalty in the worldwide sales of arimoclomol. The Company retains the right to market arimoclomol for indications other than ALS without paying a royalty. The royalty agreement provides that the proceeds of the transaction are non-refundable and will be used by the Company to continue development of arimoclomol and other potential treatments for ALS, and that the ALS Charitable Remainder Trust has no obligation to provide any further funding to the Company. Management has recorded this as service revenue consistent with the contractual services tenants of SFAS No. 68, Research and Development Arrangements, using the proportional performance method of revenue recognition, meaning that service revenue is incurred as a percentage of actual expense. As of September 30, 2006, the Company recognized approximately $775,000 of service revenue related to this transaction.
     We believe that the $24.5 million received from the ALS Charitable Remainder Trust in August 2006 together with the $12.4 million equity financing (net of expenses) that we completed in March 2006, that we have adequate working capital to support our currently planned level of operations through the fourth quarter of 2008, including our current and planned clinical trials for arimoclomol and drug discovery efforts related to additional product candidates. Included in our planned expenses are approximately $0.7 million for our Phase II clinical program with arimoclomol for ALS during the remainder of 2006, and an additional $4.9 million in 2007 and $18.8 million in 2008 and beyond. The cost of our clinical program for ALS, which we estimate will total approximately $30.6 million from inception to completion, could vary significantly from our current projections due to any additional requirements imposed by the FDA in connection with our clinical program, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.
     The Company will be required to obtain significant additional funding in order to execute its long-term business plans. The Company plans to evaluate several potential sources of capital, including potential strategic alliances, although it does not currently have commitments from any third parties to provide it with capital.
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
     In connection with the financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of antidilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. The Company accounted for the antidilution adjustments as deemed dividends analogous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, and recorded an approximate $488,000 charge to retained earnings and a corresponding credit to additional paid-in capital.
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
     During the nine-month period ended September 30, 2006, the Company issued 683,903 shares of its common stock and received $339,193 upon the exercise of stock options and warrants. The Company did not issue any shares of its common stock and did not receive any proceeds upon the exercise of stock options or warrants in the three-month period ended September 30, 2006. In addition to the warrants issued in the March 2006 financing described above, the Company issued 418,000 and 971,500 options in the three and nine-month periods ended September 30, 2006.

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
     Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Quarterly Report. These risks and uncertainties include: the risk that the results and achievements described herein related to our clinical testing of our drug candidate arimoclomol for the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease) may not be supported by further analysis of the Phase IIa trial data or by the results of any subsequent clinical trials; uncertainties related to the scope of the clinical testing that may be required by regulatory authorities for our molecular chaperone co-induction drug candidates, including arimoclomol, our HIV vaccine candidate and our other product candidates, and the outcomes of those tests; uncertainties related to the early stage of our diabetes, obesity, cytomegalovirus, or CMV, and ALS research; the need for future clinical testing of any small molecules and products based on ribonucleic acid interference, or RNAi, that may be developed by us; the significant time and expense that will be incurred in developing any of the potential commercial applications for our small molecules or RNAi technology; risks or uncertainties related to the sufficiency of our existing cash and cash equivalents to meet our projected cash requirements and our ability to obtain capital to fund our ongoing working capital needs, including capital required to fund RNAi development activities that we plan to conduct through the creation of a new subsidiary; and risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products.
     All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.
  Overview
     We are a biopharmaceutical research and development company, based in Los Angeles, California, with an obesity and type 2 diabetes research laboratory in Worcester, Massachusetts. We are in the process of developing products, primarily in the areas of small molecule therapeutics and ribonucleic acid interference, or RNAi, for the human health care market. Our small molecule therapeutics efforts include clinical development of three oral drug candidates that we acquired in October 2004, including a Phase II clinical program initiated in September 2005, as well as drug discovery operations conducted at our laboratory in Worcester, Massachusetts. RNAi is a relatively recent technology for silencing genes in living cells and organisms, and we are aware of only four clinical tests of therapeutic applications using RNAi that have been initiated by any party. In addition to our work in RNAi and small molecule therapeutics, we recently announced that a novel HIV DNA + protein vaccine exclusively licensed to us and developed by researchers at the University of Massachusetts Medical School, or UMMS, and Advanced BioScience Laboratories, and funded by the National Institutes of Health, demonstrated promising interim Phase I clinical trial results that indicate its potential to produce potent antibody responses with neutralizing activity against multiple HIV viral strains. We have also entered into strategic alliances with respect to the development of several other products using our other technologies.

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
     The initial Phase II clinical trial that we recently completed for arimoclomol for ALS (which we refer to as the Phase IIa trial) was a multicenter, double-blind, placebo-controlled study of approximately 80 ALS patients enrolled at ten clinical centers across the U.S. Patients received either placebo (a capsule without drug), or one of three dose levels of arimoclomol capsules three times daily, for a period of 12 weeks. This treatment phase was followed by a one-month period without drug. The primary endpoints of this Phase IIa trial were safety and tolerability. Secondary endpoints included a preliminary evaluation of efficacy using two widely accepted surrogate markers, the revised ALS Functional Rating Scale (ALSFRS-R), which were used to determine patients’ capacity and independence in 13 functional activities, and Vital Capacity (VC), an assessment of lung capacity. The trial was powered to monitor only extreme responses in these two categories.
     In September 2006, we announced results of the Phase IIa trial for arimoclomol for ALS, reporting that arimoclomol had met the trial’s primary endpoints of safety and tolerability at all three doses tested, and that the trial results indicated a non-statistically-significant trend of improvement in functional capacity as measured by the Revised ALS Functional Ration Scale in the arimoclomol high dose group as compared with untreated patients.
     We have also announced initiation of an “open-label” (i.e., the medication is no longer blinded to the patients or their doctor) extension of this clinical trial. Patients who completed the Phase IIa study and who still met the eligibility criteria were given the opportunity to take arimoclomol, at the highest investigative dose, for as long as an additional 6 months. We anticipate completing the open label extension of the trial in the first quarter of 2007.
     We plan to initiate a subsequent Phase II trial (which we refer to as the Phase IIb trial) that will be powered to detect more subtle efficacy responses in the third quarter of 2007. Although this second trial is still in the planning stages and will be subject to FDA approval, it is expected to include approximately 400 ALS patients recruited from approximately 30 clinical sites, and will take approximately 18 months after initiation to complete.
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
     In April 2003, we acquired our first new technologies by entering into exclusive license agreements with UMMS covering potential applications for its proprietary RNAi technology in the treatment of specified diseases and in the identification and screening of novel protein targets. In May 2003, we broadened our strategic alliance with UMMS by acquiring an exclusive license from it covering a proprietary DNA-based HIV vaccine technology. In July 2004, we further expanded our strategic alliance with UMMS by entering into a collaboration and invention disclosure agreement with UMMS under which UMMS will disclose to us certain new technologies developed at UMMS over a three-year period pertaining to RNAi, diabetes, obesity, neurodegenerative diseases (including ALS) and CMV, and will give us an option, upon making a specified payment, to negotiate an exclusive worldwide license to the disclosed technologies on commercially reasonable terms. Approximately nine months remain on the technology disclosure option. As part of our strategic alliance with UMMS, we agreed to fund certain discovery and pre-clinical research at UMMS relating to the use of our technologies, licensed from UMMS, for the development of therapeutic products within certain fields.
     In conjunction with some of our work with UMMS, we operate a research and development laboratory in Worcester, Massachusetts whose goal is to develop small molecule and RNAi-based therapeutics for the prevention, treatment and cure of obesity and type 2 diabetes. This laboratory is focusing on using our proprietary RNAi gene silencing technology, combined with genomic and proteomic based drug discovery technologies, to accelerate the process of screening and identifying potential proprietary drug targets and pathways for these diseases. Through this laboratory, we are seeking to develop orally active drugs against promising targets and pathways relevant to obesity and type 2 diabetes. We are currently pursuing a plan, subject to obtaining necessary funding, to transfer all of our RNAi-related programs into a newly-formed subsidiary to accelerate the development and commercialization of drugs based on RNAi technology.

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
     To date, we have relied primarily upon sales of equity securities and a sale of a royalty interest in arimoclomol and, to a much lesser extent, upon payments from our strategic partners and licensees and upon proceeds received upon the exercise of options and warrants, to generate the funds needed to finance our business plans and operations. We will be required to obtain significant additional funding in order to execute our long-term business plans. Our sources of potential funding for the next several years are expected to consist primarily of proceeds from sales of equity, but could also include license and other fees, funded research and development payments, gifts and grants, and milestone payments under existing and future collaborative arrangements. However, we have no commitment or arrangements for such additional funding.
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
  Revenue Recognition
     Nonrefundable license fee revenue is recognized when collectibility is reasonably assured, which is generally upon receipt, and no continuing involvement on our part is required and payment of the license fee represents the culmination of the earnings process. Nonrefundable license fees received subject to future performance by us or that are credited against future payments due to us are deferred and recognized as services are performed and collectibility is reasonably assured, which is generally upon receipt, or upon termination of the agreement and all related obligations thereunder, whichever is earlier. Our revenue recognition policy may require us to defer significant amounts of future revenue.
     In August 2006, the Company received approximately $24.5 million in marketable securities (which were sold by the Company for approximately $24.3 million in cash) from the privately-funded ALS Charitable Remainder Trust (ALSCT) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any developments funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALS Charitable Remainder Trust has no obligation to provide any further funding to the Company. Management has analyzed the transaction and concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements (SFAS No. 68). Accordingly, the Company has recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized as a percentage of actual research and development expense. As of September 30, 2006, the Company recognized approximately $775,000 of service revenue related to this transaction.
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
  Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123(R) are no longer an alternative to financial statement recognition. We are using the modified-prospective method and the Black-Scholes valuation model for valuing the share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
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
  Liquidity and Capital Resources
     At September 30, 2006, we had cash and cash equivalents of $33.7 million and total assets of $35.1 million, compared to $8.3 million and $9.9 million, respectively, at December 31, 2005. Working capital totaled $31.5 million at September 30, 2006, compared to $6.3 million at December 31, 2005.
     To date, we have relied primarily upon sales of equity securities and a sale of a royalty interest in arimoclomol and, to a much lesser extent, payments from our strategic partners and licensees and upon proceeds received upon the exercise of options and warrants, to generate funds needed to finance our business and operations. As a result of the $12.4 million equity financing (net of expenses) that we completed in March 2006 and our execution of the royalty and research and development agreement for $24.5 million of marketable securities (which were converted into approximately $24.3 million in cash) to the privately-funded ALS Charitable Remainder Trust of a one percent royalty interest in worldwide sales of arimoclomol for ALS, we believe that we have adequate working capital to support our currently planned level of operations through the fourth quarter of 2008, including our current and planned clinical trials for arimoclomol and drug discovery efforts related to additional product candidates. Included in our planned expenses are approximately $0.7 million for our Phase II clinical program with arimoclomol for ALS during the remainder of 2006, and an additional $4.9 million in 2007 and $18.8 million in 2008 and beyond. The cost of our clinical program for ALS, which we estimate will total approximately $30.6 million from inception to completion, could vary significantly from our current projections due to any additional requirements imposed by the FDA in connection with our clinical program, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including completion of the clinical development arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes research laboratory and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. Additionally, we expect to spend approximately an additional $150,000 related to our efforts to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 during the fourth quarter of 2006.

     We currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed in the future, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     In the nine-month periods ended September 30, 2006 and 2005, net cash used in investing activities consisted of approximately $82,000 and $39,000, respectively, for the purchase of equipment. We expect capital spending during the fourth quarter to be comparable to the first three quarters of 2006.
     Cash provided by operating activities included $24.5 million in marketable securities (which were sold by the Company for approximately $24.3 million in cash) received upon the execution of the royalty and research and development agreement with the privately-funded ALS Charitable Remainder Trust of a one percent royalty in the worldwide sales of arimoclomol less the royalty revenue recognized during the third quarter of $775,000. The royalty agreement provides that the proceeds of the transaction will be used by the Company to continue development of arimoclomol and other potential treatments for ALS.
     Cash provided by financing activities in the nine-month period ended September 30, 2006 was $12.7 million. The cash provided includes approximately $339,000 received from the exercise of stock options and warrants. Additionally, we received approximately $12.4 million, net of expenses, through a private equity financing that closed in March 2006. Cash provided by financing activities in the nine-month period ended September 30, 2005 was $19.8 million. During that period, we raised $19.6 million, net of expenses,- from the issuance of common stock in a private equity financing in January 2005, and we received proceeds from the exercise of stock options and warrants totaling $252,000.
     Our net loss for the nine-month period ended September 30, 2006 was $12.6 million, which resulted in net cash provided from operating activities of $12.7 million. Adjustments to reconcile net loss to net cash provided from operating activities for the nine-month period ended September 30, 2006 were primarily $1.1 million from the employee stock option expense incurred related to our implementation of SFAS 123(R); $228,000 of common stock, options and warrants expense issued in lieu of cash for general and administrative services and research and development services, respectively, and $192,000 of depreciation and amortization expense, which was off-set by a $23.8 million change in operating assets and liabilities (including the $24.3 million of deferred revenue received upon the sale of a royalty interest to the ALS Charitable Remainder Trust less the royalty revenue recognized of $775,000). Our net loss for the nine-month period ended September 30, 2005 was $11.5 million, which resulted in net cash used in operating activities of $11.6 million. Adjustments to reconcile net loss to net cash used in operating activities for the nine-month period ending September 30, 2005 include $485,000 of common stock, options and warrants issued in lieu of cash for research and development and selling, general and administrative services, as well as a net change in assets and liabilities of $462,000, the recording of $158,000 depreciation and amortization expense, $81,000 of minority interest and $163,000 gain on the termination of the Atlanta lease.
     We believe that we have adequate working capital to allow us to operate at our currently planned levels through the fourth quarter of 2008. Our strategic alliance with UMMS may require us to make significant expenditures to fund research at UMMS relating to developing therapeutic products based on UMMS’s proprietary gene silencing technology that has been licensed to us. The aggregate amount of these expenditures during 2006 was approximately $1.0 million; all of which had been expensed through September 30, 2006. At this time, we have no future commitments to fund research, however we are in discussions regarding future licensing and commitments.
     We will require significant additional capital in order to fund the completion of our clinical program with our lead small molecule product candidate arimoclomol for the treatment of ALS, which commenced in September 2005, and the other ongoing research and development related to our other molecular chaperone co-induction drug candidates. We incurred $3.4 million on the arimoclomol clinical program in the first nine months of 2006, and we estimate that the overall program, including the ongoing open label trial and the planned Phase IIb trial that we expect to initiate in 2007 subject to FDA approval, will require us to expend an additional $0.7 million in the remainder of 2006, and an additional $23.7 million for 2007 and beyond. However, we may incur substantial additional expense and the trial may be delayed if the FDA requires us to generate additional pre-clinical or clinical data in connection with the clinical trial, or the FDA requires us to revise significantly our planned protocol for the Phase IIb.
     Additional capital may be provided by potential milestones payments pursuant to our license with Vical, which relates to Tranzfect, or our license with SynthRx related to Flocor, or by potential payments from future strategic alliance partners or licensees of our technologies. As Vical is currently only in Phase II development of a product using TransFect it is likely to be a substantial period of time, if ever, before we receive any further significant payments from Vical.

     We are evaluating other potential future sources of capital, although we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, gifts, and grants or otherwise is subject to market conditions and out ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.
     We expect to incur significant losses for the foreseeable future and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.
  Results of Operations
     We recorded a net loss of $3.0 and $12.6 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to $3.5 million and $11.5 million for the same periods in 2005.
     We recognized $775,000 of revenue from our $24.5 million sale of marketable securities (which were sold by the Company for approximately $24.3 million in cash) to the ALS Charitable Remainder Trust of a royalty interest in worldwide sales of arimoclomol, and earned an immaterial amount of service revenue during the three and nine-month periods ended September 30, 2006. We earned an immaterial amount of licensing fees during the three and nine-month periods ended September 30, 2005. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2006, we are not anticipating receiving any significant licensing fees. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALS Charitable Remainder Trust over the life of our arimoclomol research (the development period).
     In 2006, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program with arimoclomol and related studies for the treatment of ALS. We incurred $3.4 million on the arimoclomol clinical program in the first nine months of 2006, and we estimate that the overall program, including the ongoing open label trial and the planned Phase IIb trial that we expect to initiate subject to FDA approval, will require us to expend an additional $0.7 million in the remainder of 2006, and an additional $23.7 million for 2007 and beyond. Additionally, we estimate that our costs related to the activities of our Massachusetts laboratory will remain consistent with 2005 expenditures.
     Research and development expenses were $1.1 million and $5.5 million, respectively, during the three and nine-month periods ended September 30, 2006, as compared to $2.0 million and $6.8 million for the same periods in 2005. Research and development expenses incurred during the first nine months of 2006 and 2005 related primarily to (i) the preparation for and initiation of our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to our other molecular chaperone co-induction drug candidates, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our collaboration and invention disclosure agreement pursuant to which UMMS has agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the on-going small molecule drug discovery operations at our Massachusetts laboratory. Although our future research and development activities could vary substantially, our research and development activities will remain substantial in the future as a result of commitments related to the foregoing activities.
     In each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options issued to consultants were achieved, resulting in aggregate non-cash charges for research and development activities of $92,000 and $197,000 during the three and nine-month periods ended September 30, 2006 and $32,000 and $122,000 for the same periods ended September 30, 2005.
     All research and development costs related to the activities of our laboratory are expensed. No in-process research and development costs were eligible for capitalization at the time we purchased the minority interest in our prior subsidiary, CytRx Laboratories.
     Depreciation and amortization expense was $53,000 and $192,000 during the three and nine-month periods ended September 30, 2006, as compared to $58,000 and $158,000 for the same periods in 2005. The amounts in 2006 and 2005 primarily relate to depreciation of fixed assets located at our Massachusetts laboratory and the amortization of the molecular screening library acquired in 2004, which was put into service in March of 2005.

     From time to time, we issue shares of our common stock or options and warrants to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, or warrants at the fair market value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable, and we recognize the expense in the period in which a performance commitment exists or the period in which the services are received, whichever is earlier. During each of the periods presented in the accompanying condensed consolidated statements of operations, certain vesting criteria of stock options and warrants issued to consultants were achieved, resulting in aggregate non-cash charges for general and administrative activities of $(66,000) and $32,000 for the three and nine-month periods ended September 30, 2006, respectively, and $26,000 and $342,000 for the three and nine-month periods ended September 30, 2005. In addition, for the nine-month period ended September 30, 2006, we recorded $1,075,000 of employee stock option expense in accordance with SFAS 123(R), for which there was no corresponding expense recorded in prior periods.
     General and administrative expenses incurred were $2.3 and $7.2 million for the three and nine-month periods ended September 30, 2006, as compared to $1.5 and $4.8 million for the same periods in 2005. The expenses incurred during the three and nine-month periods ended September 30, 2006 were higher in the third quarter due to increases in salary and benefits of $530,000 and professional fees of $330,000. We anticipate general and administrative expenses to increase over the remainder of 2006 as a result of, among other things, our efforts to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, and continuing employee stock option expense as a result of our implementation of SFAS 123(R).
     Interest income was $296,000 and $580,000 for the three and nine-month periods ended September 30, 2006, as compared to $40,000 and $124,000 for the same period in 2005. The increase in interest income was due to the larger balances maintained and the higher rates on our cash and investments that were held during 2006 compared to the lower rates in the same period in 2005.
     For 2006, we did not record any minority interest share of our losses because, on September 30, 2005, we repurchased the outstanding 5% interest in CytRx Laboratories from Dr. Michael Czech, and on September 30, 2005, we completed our merger with CytRx Laboratories. For the Nine-Months ended September 30, 2005, we recorded a $81,000 reduction to our losses as a result of the minority interest share in the losses of CytRx Laboratories. This amount is reported as a separate line item in the accompanying condensed consolidated statements of operations.
  Related Party Transactions
     Dr. Michael Czech, a 5% minority shareholder of CytRx Laboratories until September 30, 2005 and a member of our Scientific Advisory Board, is an employee of UMMS and is the principal investigator for a sponsored research agreement between CytRx and UMMS. During the nine-month periods ended September 30, 2006 and 2005, we incurred expenses to UMMS related to Dr. Czech’s sponsored research agreement of $201,000 and $604,000, respectively. Additionally, we paid $60,000 to Dr. Czech for his services on the Scientific Advisory Board for each of these periods.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three and nine-month periods ended September 30, 2006, it would not have had a material effect on our results of operations or cash flows for that period.
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

PART II— OTHER INFORMATION
Item 1A — Risk Factors
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have incurred significant losses over the past five years, including net losses of $15.1 million, $16.4 million and $17.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and we had an accumulated deficit of approximately $135.5 million as of September 30, 2006. Our operating losses have been due primarily to our expenditures for research and development on our products and for general and administrative expenses and our lack of significant revenue. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenue.
We Have No Source of Significant Recurring Revenue, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenue was $184,000, $428,000 and $94,000 during the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate it will take a minimum of three years (and possibly longer) for us to generate recurring revenue. We did not have any other significant revenue in the first nine months of 2006, however we recognized $775,000 of deferred revenue associated with our $24.5 million sale to the ALS Charitable Remainder Trust. We will not have significant recurring operating revenue until at least one of the following occurs:
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
     We will be dependent on obtaining financing until such time, if ever, as we can generate significant recurring revenue. On March 7, 2006, we completed a private placement financing and received net proceeds of approximately $12.4 million. In August 2006, we received approximately $24.3 million from the privately-funded ALS Charitable Remainder Trust in exchange for a one percent royalty in the worldwide sales of arimoclomol. Although we believe that we have adequate financial resources to support our currently planned level of operations through the fourth quarter of 2008, we will be dependent on obtaining financing from third parties in order to maintain our operations, including completion of the clinical development arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory, our planned RNAi subsidiary and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS.
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
     Our strategic alliance with UMMS will require us to make significant expenditures to fund research at UMMS relating to the development of therapeutic products based on UMMS’s technologies that we have licensed and pursuant to our collaboration and invention disclosure agreement with UMMS. We estimate that the aggregate amount of these expenditures under our current commitments will be approximately $1,030,000 million for 2006 (of which $903,000 had been expensed through September 30, 2006). Our license agreements with UMMS also provide, in certain cases, for milestone payments based on the progress we make in the clinical development and marketing of products utilizing the licensed technologies. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes, ALS, CMV and an HIV vaccine, under our licenses, those milestone payments could aggregate up to $16.1 million.
     We estimate that the Phase II clinical program with arimoclomol for ALS, including the ongoing open label extension trial and the Phase IIb trial that we expect to initiate subject to FDA approval, will require us to incur approximately $24.4 million over the next 30 months. In addition, the agreement pursuant to which we acquired our molecular chaperone co-induction drug candidates provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop any of those products, the milestone payments could aggregate up to $4.2 million. Each of the foregoing milestone payments, however, could vary significantly based upon the milestones we achieve and the number of products we ultimately undertake to develop.
     Under our license for our HIV vaccine candidate, following the completion of the current Phase I trial, we will be responsible for all of the costs for any subsequent clinical trials for this vaccine. The costs of subsequent trials for the HIV vaccine, if initiated, would be very substantial. Although we are seeking NIH or other governmental funding for these future trials, there can be no assurance that we will be able to secure any such funding.
     The expenditures potentially required under our agreements with UMMS and ABL, together with the capital requirements of our obesity and type 2 diabetes laboratory and funding needs of our other planned research and development activities, substantially exceed our current financial resources. Although we raised approximately $12.4 million in March 2006, net of transaction expenses, and received approximately $24.5 million of marketable securities (which were sold by the Company for approximately $24.3 million in cash) from the privately-funded ALS Charitable Remainder Trust in exchange for a one percent royalty in the worldwide sales of arimoclomol in August 2006, we may require additional capital or to secure a licensee or strategic partner in order to maintain our operations, including our clinical development of arimoclomol for ALS, our planned levels of operations for our obesity and type 2 diabetes laboratory, our planned RNAi subsidiary and our ongoing research and development efforts related to our other small molecule drug candidates, and in order to continue to meet our obligations to UMMS. If we are unable to meet our financial obligations under our license agreements with UMMS, we could lose all of our rights under those agreements. If we were to have inadequate financial resources at that time, we also could be forced to reduce the level of, or discontinue, operations at our laboratory.
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
Our Planned RNAi Subsidiary May Not Be Able to Obtain Sufficient Funding, and We May Not Control a Majority of the Planned Subsidiary if We Obtain Financing
     We are currently pursuing a plan to transfer all of our RNAi-related assets into a newly-formed subsidiary to accelerate the development and commercialization of drugs based on or discovered using RNAi technology. Although we believe that this structure may facilitate our obtaining additional financing to pursue our RNAi development efforts, we have no commitments or arrangements for any financing, and there is no assurance that we will be able to obtain financing for this purpose. Our planned RNAi subsidiary will be only partially owned by us. Depending upon the amount and terms of its future financing activities, we may not control the subsidiary, or may share control with other shareholders whose interests may not be directly aligned with ours. It also is possible that any products developed by the RNAi subsidiary could eventually compete with our products for some disease indications, such as ALS, type 2 diabetes and obesity.
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
     In September 2006 we announced results of our Phase II clinical testing for arimoclomol in ALS, and reported that arimoclomol had met the trial’s primary endpoints of safety and tolerability at all three doses tested in the Phase IIa trial, and that the trial results indicated a non-statistically-significant trend of improvement in functional capacity as measured by the Revised ALS Functional Ration Scale in the arimoclomol high dose group as compared with untreated patients. There is no assurance that the results and achievements described will be supported by further analysis of the Phase IIa trial data or by the results of any subsequent clinical trials, or that the FDA will permit us to commence our planned Phase IIb clinical trial upon the completion of our ongoing Phase IIa clinical trial. Any additional requirements imposed by the FDA in connection with the ongoing Phase IIa trial, or in connection with our planned Phase IIb trial, could add further time and expense for us to carry out this trial.
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
Our Obesity and Type 2 Diabetes Laboratory May Not Be Able to Develop Products
     In order to develop new obesity and type 2 diabetes products, we will first need to identify appropriate drug targets and pathways. We are using novel RNAi-based techniques to accelerate this process, but there is no assurance that these techniques will accelerate our work or that we will be able to identify promising targets or pathways using these techniques or otherwise. Even if we are successful in identifying these targets or pathways, we will need to then develop proprietary molecules that are safe and effective against these targets. The development process and the clinical testing of our potential products will take a lengthy period of time and involve expenditures substantially in excess of our current financial resources available for this purpose. We are currently seeking a strategic alliance with a major pharmaceutical or biotechnology company to complete the development, clinical testing and manufacturing and marketing of our potential obesity and type 2 diabetes products, which are at an early stage of development, but we may not be able to secure such a strategic partner on attractive terms, or at all. We do not have prior experience in operating a genomic and proteomic-based drug discovery company. Accordingly, we will be heavily dependent on our current scientific management and advisory personnel in establishing and executing our scientific strategies to reach our goals.
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
     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Sirna Therapeutics, Alnylam Pharmaceuticals, Acuity Pharmaceuticals, Nastech Pharmaceutical Company Inc., Nucleonics, Inc., Benitec Ltd. and a number of the multinational pharmaceutical companies. A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type II diabetes, including among others the diabetes drugs Avandia® by GlaxoSmithKline PLC, Actos® by Eli Lilly & Co., Glucophage® and Junavia® by Bristol-Myers Squibb Co., Symlin® and Byetta® by Amylin Pharmaceuticals, Inc. and Starlix® by Novartis and the obesity drugs Acomplia® by Sanofi-Aventis SA, Xenical® by F. Hoffman-La Roche Ltd. and Meridia® by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, GlaxoSmithKline, Sanofi Pasteur, VaxGen, Inc., AlphaVax, Inc. and Immunitor Corporation.
     Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Celgene Corporation, Mitsubishi Pharma Corporation, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA, Oxford BioMedica plc, and Teva Pharmaceutical Industries Ltd. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.
     Although we do not expect Flocor to have direct competition from other products currently available or that we are aware of that are being developed related to Flocor’s ability to reduce blood viscosity in the cardiovascular area, there are a number of anticoagulant products that Flocor would have to compete against, such as tissue plasminogen activator, or t-PA, and streptokinase (blood clot dissolving enzymes) as well as blood thinners such as heparin and coumatin. In the sickle cell disease area, Flocor would compete against other products such as Droxia® (hydroxyurea) marketed by Bristol-Myers Squibb Co., ICA-17043, which is being developed by Icagen, Inc., and HemoxinTM, which is being developed by Xechem International, Inc. Our TranzFect technology will compete against a number of companies that have developed adjuvant products, such as the adjuvant QS-21tm marketed by Antigenics, Inc., adjuvants marketed by Corixa Corp., and adjuvants under development by Coley Pharmaceutical Group and Vical, Inc.

We Do Not Have the Ability to Manufacture Any of Our Products and Will Need to Rely upon Third Parties for the Manufacture of Our Clinical and Commercial Product Supplies
     We do not have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products, including the supply of arimoclomol used in our Phase II clinical trials. Accordingly, we are and will be dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies, or we will need to acquire the ability to manufacture these supplies ourselves, which could be very difficult, time-consuming and costly. We have a manufacturing supply arrangement in place with respect to the clinical supplies for the Phase II clinical program for arimoclomol for ALS. We do not otherwise have manufacturing supply arrangements for our other product candidates. There can be no assurance that we will be able to secure needed manufacturing supply arrangements on attractive terms, or at all. Delays in, or a failure to, secure these arrangements could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.
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
     We have a collaboration and invention disclosure agreement with UMMS under which UMMS has agreed to disclose to us certain inventions it makes and to give us an option to negotiate licenses to the disclosed technologies. There can be no assurance, however, that any such inventions will arise, that we will be able to acquire licenses to any inventions under satisfactory terms or at all, or that any licenses will be useful to us commercially.
We May Incur Substantial Costs from Future Clinical Testing or Product Liability Claims
     If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or by patients using our commercially marketed products. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We currently do not carry product liability insurance covering the commercial marketing of these products. We obtained clinical trial insurance for our recently-completed Phase IIa clinical trial with arimoclomol for the treatment of ALS and will seek to obtain such insurance for any other clinical trials that we conduct, including the planned Phase IIb clinical trial for arimoclomol, as well as liability insurance for any products that we market, although there can be no assurance that we will be able to obtain additional insurance in the amounts we seek, or at all. We anticipate that our licensees who are developing our products will carry liability insurance covering the clinical testing and marketing of those products. However, there is no assurance, however, that any insurance maintained by us or our licenses will prove adequate in the event of a claim against us. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.
Compliance with Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Will Increase Our Costs and Require Additional Management Resources, and We May Not Successfully Comply
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We expect that this requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006, and that, as a result, we will incur significant legal, accounting, and other expenses and compliance will occupy a substantial amount of time of our board of directors and management. Uncertainty exists regarding our ability to comply with these requirements by the SEC’s deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal controls over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial reporting. In addition, while we plan to expand our staff to assist in complying with the additional requirements when and if they become applicable, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.
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
Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in the Global Genomics Merger and Our Recent Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of September 30, 2006, there were outstanding stock options and warrants to purchase approximately 29 million shares of our common stock at exercise prices ranging from $0.20 to $2.70 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. In addition, warrants issued in connection with our financings in 2003 contain antidilution provisions that are triggered upon certain events, including any issuance of securities by us below the prevailing market price of our common stock. In the event that those antidilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
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
We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock
     The market price of our common stock has ranged from $0.76 to $2.50 per share over the past three years, and may continue to experience significant volatility from time to time. Factors such as the following may affect such volatility:
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
Item 4 — Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on July 18, 2006 for the following purposes:
1.	To elect one Class III member of the board of directors to serve until our 2009 annual meeting of stockholders; and

2.	To ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2006.
     The number of outstanding shares of our common stock as of the record date for the annual meeting was 69,924,277 out of which in excess of 57,284,000 shares were represented at the annual meeting.
     Dr. Max Link was reelected as our Class III director to serve until the 2009 annual meeting of stockholders. Dr. Louis Ignarro, and Dr. Joseph Rubinfeld, our Class I directors, and Steven A. Kriegsman, Marvin R. Selter and Richard L. Wennekamp, our Class II directors, continued to serve as directors after the annual meeting.
     With respect to the proposal to reelect Dr. Max Link as our Class III director: (i) 55,333,016 votes were cast for, (ii) 1,950,438 votes were cast against, (iii) no shares abstained and (iv) there were no broker non-votes.
     With respect to the proposal to ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2006: (i) 56,998,048 votes were cast for, (ii) 231,487 votes were cast against, (iii) 54,481 shares abstained and (iv) there were no broker non-votes with respect to the proposal. Accordingly, the proposal was approved by our stockholders.
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: November 13, 2006	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Royalty Agreement dated August 28, 2006 between CytRx Corporation and Kenneth Council, as Trustee of the ALS Charitable Remainder Trust

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002