Form 10-Q/A
period 2006-03-31
CYTRX CORP
filed 2007-04-02
CIK 799698

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
Yes ☐ No ☑
There were 76,788,694 shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of March 23, 2007, exclusive of treasury shares.

EXPLANATORY NOTE
     CytRx Corporation (the “Company”) is amending in certain respects its Quarterly Report on Form 10-Q for the quarter year ended March 31, 2006, which we sometimes refer to in this amendment as our “original Form 10-Q.” The purpose of this amendment is to restate our condensed consolidated financial statements for the quarter ended March 31, 2006 as described below.
     The restatement of our condensed consolidated financial statements is related to a reclassification of certain expenses related to the operations of our Massachusetts laboratory. The restatement also includes a correction of the accounting for historical anti-dilution adjustments in certain of our outstanding warrants in the quarters ended March 31, 2006 and 2005, respectively.
     On March 30, 2007, the Audit Committee of our Board of Directors approved management’s recommendation to restate our condensed consolidated financial statements for the quarter ended March 31, 2006 to reflect the expense reclassification and the correction of the accounting for historical anti-dilution adjustments in certain of our outstanding warrants.
     The following Items and Exhibits of our original Form 10-Q are amended by this amendment:
•	Part I – Item 1. Financial Statements (unaudited)

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 6. Exhibits

•	Exhibit 31.1 – Certification of Chief Executive Officer

•	Exhibit 31.2 – Certification of Chief Financial Officer
     Except for the foregoing Items and Exhibits, this amendment does not modify any disclosures contained in our original Form 10-Q. Additionally, the text of this amendment, except for the restatement information, speaks as of the filing date of the original Form 10-Q and does not attempt to update the disclosures in our original Form 10-Q or to discuss any developments subsequent to the date of the original filing. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-Q and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing dates of the original Form 10-Q and this amendment.

CYTRX CORPORATION
Form 10-Q

Part I – FINANCIAL INFORMATION
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

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(restated)	(restated)
Revenue:
Service revenue	$60,830	$—
License fees	—	1,500

	60,830	1,500

Expenses:
Research and development (includes $44,000 and $52,000 of non-cash stock-based expense for the three month periods ended March 31, 2006 and March 31, 2005, respectively)	2,173,648	1,914,020
Depreciation and amortization	58,931	38,124
Expense related to employee stock options	345,169	—
General and administrative (including $68,000 and $239,000 of non-cash stock-based expense for the three-month periods ended March 31, 2006 and 2005, respectively)	1,756,929	1,657,212

	4,334,677	3,609,356

Loss before other income (expense)	(4,273,847)	(3,607,856)
Other income (expense):
Interest income	107,490	42,666
Minority interest in losses of subsidiary	—	38,698

Net loss	$(4,166,357)	$(3,526,492)

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(488,429)	(1,075,568)

Net loss applicable to common stockholders	$(4,654,786)	$(4,602,060)

Basic and diluted loss per share, as originally stated	$(0.07)	$(0.07)

Basic and diluted loss per share, as restated	$(0.07)	$(0.09)

Weighted average shares outstanding	62,343,290	53,325,092

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
     The accompanying condensed financial statements have been restated to reflect a reclassification of certain expenses related to the operations of the Company’s Massachusetts laboratory and a correction of the accounting for the Company’s historical anti-dilution adjustments in certain of its outstanding warrants. The statement of operations was restated to include deemed dividends of $1,075,568 and $488,429 in the first quarters of 2005 and 2006, respectively, in arriving at the net loss applicable to common stockholders of $4,602,060 and $4,654,786 for the three-month periods ended March 31, 2005 and 2006, respectively. The restated net loss applicable to common stockholders resulted in an increase in net loss per share from $0.07 to $0.09 for the three-month period ended March 31, 2005, but did not change the net loss per share of $0.07 for the same period in 2006. The statement of operations was also restated to reflect $473,529 of expenses that were reclassified from general and administrative expense to research and development expense for the first quarter of 2006.
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
3. Loss Per Share
     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted common stock. Common share equivalents which potentially could dilute basic loss per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 29,017,510 and 24,286,431 shares at March 31, 2006 and 2005, respectively.
     Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted loss per share. As the Company recorded losses for the three-month period ended March 31, 2006, all employee equity share options, nonvested shares and similar equity instruments would be anti-dilutive. In the event that the Company becomes profitable, diluted shares outstanding will include the dilutive effect of in-the-money options which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
     In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the three-month periods ended March 31, 2006 and 2005, respectively, to arrive at net loss applicable to common stockholders on the condensed consolidated statement of operations and for purposes of calculating basic and diluted loss per share.
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

Three Months Ended
March 31, 2005
(Restated)
Net loss allocable to common stockholders	$(4,602)
Total stock-based employee compensation expense determined under fair-value based method for all awards	(308)

Pro forma net loss	$(4,910)

Loss per share, as originally reported (basic and diluted)	$(0.07)

Loss per share, as restated (basic and diluted)	$(0.09)

Loss per share, pro forma (basic and diluted)	$(0.09)

     The fair value of stock options at the date of grant was estimated using the Black-Sholes option-pricing model, based on the following assumptions: The Company’s expected stock price volatility assumption is based upon the historical daily volatility of our publicly traded stock. For option grants issued during the three-month period ended March 31, 2006 the Company used a weighted-average volatility of 108.6%. The expected life assumptions is based upon the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options of ten years with the average vesting term of two years for an average of six years. The dividend yield assumption is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees and 3% for its senior management and director stock options. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), the Company recorded $345,000 of stock-based compensation for the three months ended March 31, 2006. No amounts relating to employee stock-based compensation have been capitalized.

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
     In connection with the financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. The Company accounted for the anti-dilution adjustments as deemed dividends analgous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, and was recorded as an approximate $488,000 charge to retained earnings and a corresponding credit to additional paid-in capital.

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
Restatement
     The accompanying condensed financial statements have been restated to reflect a reclassification of certain expenses related to the operations of our Massachusetts laboratory and a correction of the accounting for our historical anti-dilution adjustments in certain of its outstanding warrants. The statement of operations was restated to include deemed dividends of $1,075,568 and $488,429 in the first quarters of 2005 and 2006, respectively, in arriving at the net loss applicable to common stockholders of $4,602,060 and $4,654,786 for the three-month periods ended March 31, 2005 and 2006, respectively. The restated net loss applicable to common stockholders resulted in an increase in net loss per share from $0.07 to $0.09 for the three-month period ended March 31, 2005, but did not change the net loss per share of $0.07 for the same period in 2006. The statement of operations was also restated to reflect $473,529 of expenses that were reclassified from general and administrative expense to research and development expense for the first quarter of 2006.
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
     Research and development expenses were $2.2 million during the three months ended March 31, 2006, as compared to $1.9 million for the same period in 2005. Research and development expenses incurred during the first three months of 2006 and 2005 related primarily to (i) the preparation for and initiation of our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to our other molecular chaperone co-induction drug candidates, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our collaboration and invention disclosure agreement pursuant to which UMMS has agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the on-going small molecule drug discovery operations at our Massachusetts laboratory. Although our future research and development activities could vary substantially, our research and development activities will remain substantial in the future as a result of commitments related to the foregoing activities.
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

     General and administrative expenses incurred were $1.8 million and $1.7 million during the three-month periods ended March 31, 2006 and 2005, respectively. The higher expenses incurred during the three-month period ended March 31, 2006 primarily resulted from an approximately $240,000 increase in salary expense associated with the hiring of additional employees in 2006. We anticipate general and administrative expenses to increase over the remainder of 2006 as a result of, among other things, our planned implementation of Sarbanes-Oxley requirements and continuing employee stock option expense as a result of our implementation of SFAS 123(R).
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
Item 4 — Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of March 31, 2006, the end of the period covered by our original Form 10-Q, and identified deficiencies, discussed below, that it considered to be material weaknesses in the effectiveness of our internal controls over footnote disclosures of stock-based compensation and accounting for certain anti-dilution adjustments to our outstanding warrants. Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented or detected.”
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
     Certain of our outstanding warrants to purchase common stock contain provisions for anti-dilution adjustments based upon sales of our common stock or common stock equivalents at an effective price per share below the prevailing market price of our common stock at the time of the sale. In January 2005 and in March 2006, we completed private placement transactions which triggered these anti-dilution adjustments to the warrants in question.

     We had previously accounted for these anti-dilution adjustments in accordance with SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. In connection with the preparation of our original Form 10-Q, management reevaluated our historical accounting for these anti-dilution adjustments. Based upon our reevaluation, management determined that these anti-dilution adjustments should be accounted for by analogy to the guidance provided by Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, rather than under SFAS No. 150. Under the guidance provided in EITF 98-5 and EITF 00-27, these adjustments are treated as a deemed dividend of additional shares of our common stock, with a resulting decrease in retained earnings (i.e., an increase in our retained deficit) and a corresponding increase in additional paid-in capital.
     Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, and solely because of the corrections referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over the disclosure of stock-based compensation in accordance with SFAS No. 123 and accounting for anti-dilution adjustments to our outstanding warrants were not effective as of March 31, 2006.
     At the time of the filing of our original Form 10-Q, we were in the process of reviewing and strengthening our internal control procedures, and pursuing actions to ensure the effectiveness of all aspects of our controls related to the recording and disclosure of stock-based compensation and anti-dilution adjustment to outstanding warrants and other securities. Such actions included, but were not necessarily limited to, the following:
1.	Fully implementing our new software for accounting for stock options;

2.	Re-assigning certain duties related to the input and maintenance of stock options records; and

3.	Enhancing internal review of all stock-based compensation awards and other equity transactions.
     Those changes to our internal control procedures were implemented during the second quarter of 2006.
     Subsequently, in conjunction with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, identified other deficiencies, discussed below, that it considered to be material weaknesses (a) in the effectiveness of our internal controls over financial reporting related to the application of generally accepted accounting principles arising from our accounting for historical warrant anti-dilution adjustments as deemed dividends, and (b) in the effectiveness of our internal controls over quarterly and annual financial statement reporting arising from our accounting for research and development expenses related to our laboratory facility in Worcester, Massachusetts.
     Based upon a reevaluation of our historical accounting for the anti-dilution adjustments described above, management determined that, by analogy to the guidance provided by SFAS No. 128, Earnings Per Share, the deemed dividends described above should be subtracted from our net earnings (loss) (i.e., added to our net loss) to arrive at net loss allocable to common stockholders and for the purpose of calculating our net earnings (loss) per share.
     In addition, until the third quarter of 2005, our laboratory facility was operated by our subsidiary, CytRx Laboratories, Inc. (“CytRx Labs”). CytRx Labs maintained a separate accounting system, although the general ledger accounts in its system and our accounting system were identically numbered. On September 30, 2005, CytRx Labs was merged into CytRx, and we continued to operate the laboratory as an integrated part of CytRx.
     In the first quarter of 2006, for the sake of administrative efficiency, CytRx Labs’ general ledger system was integrated into our general ledger system by combining the laboratory’s general ledger accounts with our identically numbered accounts. In the process, expenses of the laboratory relating to rent, payroll and related employee benefits, which should properly have been classified as research and development expenses due to the nature of our activities carried on at the laboratory, were improperly classified as general and administrative expenses and reported as such on the original Form 10-Q, because they were combined with corresponding accounts of CytRx, whose corporate offices and personnel are devoted primarily to administrative activities.
     Based on that evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, and solely because of corrections referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over our accounting for research and development expenses related to our laboratory facility and our accounting for warrant anti-dilution adjustments were not effective as of March 31, 2006.
     The weakness regarding the reclassification of research and development expenses related specifically to the manner in which we integrated the former separate accounting system of our laboratory facility. Having completed our review and evaluation of the integration in connection with the preparation of our annual financial statements for 2006, we believe that the remediation of this weakness also has been completed. We additionally intend to pursue additional actions to enhance internal review of all equity transactions to ensure the effectiveness of all aspects of our controls related to the accounting for anti-dilution adjustments to our outstanding warrants and other securities.
     We continuously seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II— OTHER INFORMATION
Item 6. – Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: April 2, 2007	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 x	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 x	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x	Previously filed.