Form 10-Q/A
period 2006-06-30
CYTRX CORP
filed 2007-04-02
CIK 799698

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

EXPLANATORY NOTE
     CytRx Corporation (the “Company”) is amending in certain respects its Quarterly Report on Form 10-Q for the quarter year ended June 30, 2006, which we sometimes refer to in this amendment as our “original Form 10-Q.” The purpose of this amendment is to restate our condensed consolidated financial statements for the quarter ended June 30, 2006 as described below.
     The restatement of our condensed consolidated financial statements is related to a reclassification of certain expenses related to the operations of our Massachusetts laboratory. The restatement also includes a correction of the accounting for historical anti-dilution adjustments in certain of our outstanding warrants in the quarters ended June 30, 2006 and 2005, respectively.
     On March 30, 2007, the Audit Committee of our Board of Directors approved management’s recommendation to restate our condensed consolidated financial statements for the quarter ended June 30, 2006 to reflect the expense reclassification and the correction of the accounting for historical anti-dilution adjustments in certain of our outstanding warrants.
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

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(restated)		(restated)	(restated)
Revenue:
Service revenue	$—	$—	$60,830	$—
License fees	—	—	—	1,500

	—	—	60,830	1,500

Expenses:
Research and development (includes $61,000 and $105,000 of non-cash stock-based compensation given to consultants for the three and six-month periods ended June 30, 2006 and $38,000 and $90,000 of non-cash stock-based compensation given to consultants for the three and six-month periods ended June 30, 2005, respectively)	3,096,293	2,915,969	5,269,941	4,829,989
Depreciation and amortization	80,010	62,288	138,941	100,412
General and administrative (includes $58,000 and $125,000 of non-cash stock-based compensation given to consultants for the three and six-month periods ended June 30, 2006 and $77,000 and $316,000 of non-cash stock-based compensation given to consultants for the three and six-month periods ended June 30, 2005)	2,114,776	1,614,695	3,871,705	3,271,907
Expense related to employee stock options	351,209	—	696,378	—

	5,642,288	4,592,952	9,976,965	8,202,308

Loss before other income	(5,642,288)	(4,592,952)	(9,916,135)	(8,200,808)
Other income:
Interest income	176,908	41,066	284,398	83,730
Minority interest in losses of subsidiary	—	42,753	—	81,452

Net loss	$(5,465,380)	$(4,509,133)	$(9,631,737)	$(8,035,626)

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	—	(488,429)	(1,075,568)

Net loss applicable to common stockholders	$(5,465,380)	$(4,509,133)	$(10,120,166)	$(9,111,194)

Basic and diluted loss per share, as originally stated	$(0.08)	$(0.08)	$(0.15)	$(0.14)

Basic and diluted loss per share, as restated	$(0.08)	$(0.08)	$(0.15)	$(0.16)

Weighted average shares outstanding	69,977,876	57,542,340	66,181,900	55,509,421

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

Non-Cash Financing Activities:
     In connection with the Company’s adjustment to the terms of certain outstanding warrants on January 20, 2005 and March 2, 2006, the Company recorded deemed dividends of $1,075,568 and $488,429, respectively, which were recorded as charges to retained earnings with a corresponding credit to additional paid-in capital.
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
     The accompanying condensed financial statements have been restated to reflect a reclassification of certain expenses related to the operations of the Company’s Massachusetts laboratory and a correction of the accounting for the Company’s historical anti-dilution adjustments in certain of its outstanding warrants. The statement of operations was restated to include deemed dividends of $1,075,568 and $488,429 in the first quarters of 2005 and 2006, respectively, in arriving at the net loss applicable to common stockholders of $9,111,194 and $10,120,166 for the six-month periods ended June 30, 2005 and 2006, respectively. The restated net loss applicable to common stockholders resulted in an increase in net loss per share from $0.14 to $0.16 for the six-month period ended June 30, 2005, but did not change the net loss per share of $0.15 for the same period in 2006. The statement of operations was also restated to reflect $408,593 and $882,123 of expenses that were reclassified from general and administrative expense to research and development expense for the three and six-month periods ended June 30, 2006, respectively.
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
     In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the six-month periods ended June 30, 2006 and 2005, respectively, to arrive at net loss applicable to common stockholders on the condensed consolidated statement of operations and for purposes of calculating basic and diluted loss per share.
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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
		(restated)
Net loss allocable to common stockholders	$(4,509)	$(9,111)
Total stock-based employee compensation expense determined under fair-value based method for all awards	(350)	(657)

Pro forma net loss	$(4,859)	$(9,768)

Loss per share, as originally reported (basic and diluted)	$(0.08)	$(0.14)

Loss per share, as restated (basic and diluted)	$(0.08)	$(0.16)

Loss per share, pro forma (basic and diluted)	$(0.08)	$(0.18)

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
     Restatement
     The accompanying condensed financial statements have been restated to reflect a reclassification of certain expenses related to the operations of our Massachusetts laboratory and a correction of the accounting for our historical anti-dilution adjustments in certain of its outstanding warrants. The statement of operations was restated to include deemed dividends of $1,075,568 and $488,429 in the first quarters of 2005 and 2006, respectively, in arriving at the net loss applicable to common stockholders of $9,111,194 and $10,120,166 for the six-month periods ended June 30, 2005 and 2006, respectively. The restated net loss applicable to common stockholders resulted in an increase in net loss per share from $0.14 to $0.16 for the six-month period ended June 30, 2005, but did not change the net loss per share of $0.15 for the same period in 2006. The statement of operations was also restated to reflect $408,593 and $882,123 of expenses that were reclassified from general and administrative expense to research and development expense for the three and six-month periods ended June 30, 2006, respectively.

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
     Research and development expenses were $3.1 and $5.3 million during the three and six-month periods ended June 30, 2006, as compared to $2.9 and $4.8 million for the same periods in 2005. Research and development expenses incurred during the first six months of 2006 and 2005 related primarily to (i) the preparation for and initiation of our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to our other molecular chaperone co-induction drug candidates, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our collaboration and invention disclosure agreement pursuant to which UMMS has agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the on-going small molecule drug discovery operations at our Massachusetts laboratory. Although our future research and development activities could vary substantially, our research and development activities will remain substantial in the future as a result of commitments related to the foregoing activities.
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
     General and administrative expenses incurred were $2.1 and $3.9 million for the three and six-month periods ended June 30, 2006, as compared to $1.6 and $3.3 million for the same periods in 2005. The expenses incurred during the three and six-month periods ended June 30, 2006 increased slightly in the second quarter due to legal fees, travel and licensing fees. We anticipate general and administrative expenses to increase over the remainder of 2006 as a result of, among other things, our efforts to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, and continuing employee stock option expense as a result of our implementation of SFAS 123(R).
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

Item 4 — Controls and Procedures
Evaluations of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2006, the end of the period covered by our original Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
     In May and September of 2003, we completed private placements of securities that included warrants to purchase approximately 2.8 million shares of our common stock. These warrants contain provisions for anti-dilution adjustments based upon future sales of our common stock or common stock equivalents at an effective price per share below the prevailing market price of our common stock at the time of the sale. We subsequently completed private placement transactions in January 2005 and in March 2006 involving our sale of securities at prices which triggered the foregoing anti-dilution adjustments to the warrants in question, and we recorded those adjustments as deemed dividends. Based upon a reevaluation of our historical accounting for those anti-dilution adjustments, management determined that, by analogy to the guidance provided by SFAS No. 128, Earnings Per Share, the deemed dividends should be subtracted from our net earnings (loss) (i.e., added to our net loss) to arrive at net loss allocable to common stockholders and for the purpose of calculating our net earnings (loss) per share.
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
     Based on that evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, and solely because of corrections referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over our accounting for research and development expenses related to our laboratory facility and our accounting for warrant anti-dilution adjustments were not effective as of June 30, 2006.
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
Changes in Controls Over Financial Reporting
     During the quarterly period covered by this Form 10-Q, we made changes to our internal control designed to strengthen our financial reporting relating to disclosures of stock-based compensation in light of a material weakness in this regards reported in our Form 10-Q for the quarter ended March 31, 2006. During the quarterly period covered by this Form 10-Q, we fully implemented new software for accounting for stock options. We also re-assigned certain responsibilities related to the input and maintenance of stock options records and enhanced our internal review of all stock-based compensation awards and other equity transactions.
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
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description
10.1 *	x	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Dr. Jack Barber

10.2 *	x	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Matthew Natalizio

10.3 *	x	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Benjamin S. Levin

10.4 *	x	Schedule of Non-Employee Director Compensation adopted on June 20, 2006

31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	x	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	x	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

x	Previously filed.