Form 10-Q/A
period 2006-09-30
CYTRX CORP
filed 2007-04-02
CIK 799698

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

EXPLANATORY NOTE
     CytRx Corporation (the “Company”) is amending in certain respects its Quarterly Report on Form 10-Q for the quarter year ended September 30, 2006, which we sometimes refer to in this amendment as our “original Form 10-Q.” The purpose of this amendment is to restate our condensed consolidated financial statements for the quarter ended September 30, 2006 as described below.
     The restatement of our condensed consolidated financial statements is related to a reclassification of certain expenses related to the operations of our Massachusetts laboratory. The restatement also includes a correction of the accounting for historical anti-dilution adjustments in certain of our outstanding warrants in the quarters ended September 30, 2006 and 2005, respectively.
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

CYTRX CORPORATION
Form 10-Q

Page
PART I. FINANCIAL INFORMATION	1
Item 1 Financial Statements:
Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2006 and December 31, 2005	1
Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine-Month Periods Ended September 30, 2006 (restated) and 2005 (restated)	2
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine-Month Periods Ended September 30, 2006 and 2005	3
Notes to Condensed Consolidated Financial Statements	4
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4 Controls and Procedures	18
PART II. OTHER INFORMATION	21
Item 6 Exhibits	21
SIGNATURES	22
INDEX TO EXHIBITS	23
EX-31.1
EX-31.2

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

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(restated)		(restated)	(restated)
Revenue:
Service revenue	$775,000	$10,000	$835,831	$10,000
License fees	1,000	—	1,000	1,500

	776,000	10,000	836,831	11,500

Expenses:
Research and development (includes $92,000 and $197,000 of non-cash stock-based compensation given to consultants for the three and nine-month periods ended September 30, 2006 and $32,000 and $122,000 of non-cash stock-based compensation given to consultants for the three and nine-month periods ended September 30, 2005, respectively)	1,564,126	1,990,963	6,834,066	6,820,952
Depreciation and amortization	53,243	58,074	192,184	158,486
General and administrative (includes $0 and $32,000 of non-cash stock-based compensation given to consultants for the three and nine-month periods ended September 30, 2006 and $26,000 and $342,000 of non-cash stock-based compensation given to consultants for the three and nine-month periods ended September 30, 2005)	1,907,827	1,493,853	5,779,533	4,765,759
Expense related to employee stock options	379,011	—	1,075,389	—

	3,904,207	3,542,890	13,881,172	11,745,197

Loss before other income	(3,128,207)	(3,532,890)	(13,044,341)	(11,733,697)
Other income:
Interest and dividend income	296,086	40,420	580,483	124,150
Minority interest in losses of subsidiary	—	—	—	81,452

Net loss before income taxes	(2,832,121)	(3,532,890)	(12,463,858)	(11,733,697)
Provision for income taxes	(140,000)	—	(140,000)	—

Net loss	$(2,972,121)	$(3,492,470)	$(12,603,858)	$(11,528,095)

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	—	(488,429)	(1,075,568)

Net loss applicable to common stockholders	$(2,972,121)	$(3,492,470)	$(13,092,287)	$(12,603,663)

Basic and diluted loss per share, as originally stated	$(0.04)	$(0.06)	$(0.19)	$(0.20)

Basic and diluted loss per share, as restated	$(0.04)	$(0.06)	$(0.19)	$(0.22)

Weighted average shares outstanding	67,421,958	58,190,792	67,463,477	56,367,717

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
     The accompanying condensed financial statements have been restated to reflect a reclassification of certain expenses related to the operations of the Company’s Massachusetts laboratory and a correction of the accounting for the Company’s historical anti-dilution adjustments in certain of its outstanding warrants. The statement of operations was restated to include deemed dividends of $1,075,568 and $488,429 in the first quarters of 2005 and 2006, respectively, in arriving at the net loss applicable to common stockholders of $12,603,663 and $13,092,287 for the nine-month periods ended September 30, 2005 and 2006, respectively. The restated net loss applicable to common stockholders resulted in an increase in net loss per share from $0.20 to $0.22 for the nine-month period ended September 30, 2005, but did not change the net loss per share of $0.19 for the same period in 2006. The statement of operations was also restated to reflect $434,599 and $1,316,721 of expenses that were reclassified from general and administrative expense to research and development expense for the three and nine-month periods ended September 30, 2006, respectively.
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
     In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the nine-month periods ended September 30, 2006 and 2005, respectively, to arrive at net loss applicable to common stockholders on the condensed consolidated statement of operations and for purposes of calculating basic and diluted loss per share.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
		(restated)
Net loss allocable to common stockholders	$(3,492)	$(12,604)
Total stock-based employee compensation expense determined under fair-value based method for all awards	(369)	(1,027)

Pro forma net loss	$(3,861)	$(13,631)

Loss per share, as originally reported (basic and diluted)	$(0.06)	$(0.20)

Loss per share, as restated (basic and diluted)	$(0.06)	$(0.22)

Loss per share, pro forma (basic and diluted)	$(0.07)	$(0.24)

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

     In connection with the financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. The Company accounted for the anti-dilution adjustments as deemed dividends analogous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, and recorded an approximate $488,000 charge to retained earnings and a corresponding credit to additional paid-in capital.
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
Restatement
     The accompanying condensed financial statements have been restated to reflect a reclassification of certain expenses related to the operations of our Massachusetts laboratory and a correction of the accounting for our historical anti-dilution adjustments in certain of its outstanding warrants. The statement of operations was restated to include deemed dividends of $1,075,568 and $488,429 in the first quarters of 2005 and 2006, respectively, in arriving at the net loss applicable to common stockholders of $12,603,663 and $13,092,287 for the nine-month periods ended September 30, 2005 and 2006, respectively. The restated net loss applicable to common stockholders resulted in an increase in net loss per share from $0.20 to $0.22 for the nine-month period ended September 30, 2005, but did not change the net loss per share of $0.19 for the same period in 2006. The statement of operations was also restated to reflect $434,599 and $1,316,721 of expenses that were reclassified from general and administrative expense to research and development expense for the three and nine-month periods ended September 30, 2006, respectively.
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
     Research and development expenses were $1.6 million and $6.8 million, respectively, during the three and nine-month periods ended September 30, 2006, as compared to $2.0 million and $6.8 million for the same periods in 2005. Research and development expenses incurred during the first nine months of 2006 and 2005 related primarily to (i) the preparation for and initiation of our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to our other molecular chaperone co-induction drug candidates, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our collaboration and invention disclosure agreement pursuant to which UMMS has agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the on-going small molecule drug discovery operations at our Massachusetts laboratory. Although our future research and development activities could vary substantially, our research and development activities will remain substantial in the future as a result of commitments related to the foregoing activities.
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
     General and administrative expenses incurred were $1.9 and $5.8 million for the three and nine-month periods ended September 30, 2006, as compared to $1.5 and $4.8 million for the same periods in 2005. The expenses incurred during the three and nine-month periods ended September 30, 2006 were higher in the third quarter due to increases in salary and benefits of $117,000 and professional fees of $330,000. We anticipate general and administrative expenses to increase over the remainder of 2006 as a result of, among other things, our efforts to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, and continuing employee stock option expense as a result of our implementation of SFAS 123(R).
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
Item 4 — Controls and Procedures
Evaluations of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of September 30, 2006, the end of the period covered by our original Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes made during the period covered by our original Form 10-Q in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description
10.1	x	Royalty Agreement dated August 28, 2006 between CytRx Corporation and Kenneth Council, as Trustee of the ALS Charitable Remainder Trust

31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	x	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	x	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x	Previously filed.