Form 10-K
period 2006-12-31
CYTRX CORP
filed 2007-04-02
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-15327
CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11726 San Vicente Blvd, Suite 650,
Los Angeles, California	90049
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 826-5648

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Series A Junior Participating Preferred Stock Purchase Rights
Securities Registered Pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 2b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $86.4 million. On March 23, 2007, there were outstanding 76,788,694 shares of the Registrant’s common stock, exclusive of treasury shares.

CYTRX CORPORATION
2006 ANNUAL REPORT ON FORM 10-K
  i

“SAFE HARBOR” STATEMENT
     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, the forward-looking statements made in this Annual Report, as well as those made in our other filings with the SEC.
     All statements in this Annual Report, including under the captions “Business,” “Risk Factors,” “Compensation Discussion and Analysis,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to the recent developments regarding our RXi Pharmaceuticals Corporation subsidiary, our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.
     All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in this Annual Report under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
  ii

PART I
Item 1. BUSINESS
     In this Annual Report, we sometimes refer to CytRx Corporation as “CytRx” and to our majority-owned subsidiary, RXi Pharmaceuticals Corporation, as “RXi.” References to the “company,” “we,” “us” or “our” refer to CytRx and RXi, unless the context suggests otherwise.
CYTRX CORPORATION
     CytRx is a biopharmaceutical research and development company engaged in developing human therapeutic products based primarily upon our small molecule molecular “chaperone” co-induction technology. We recently completed a Phase IIa clinical trial of our lead small molecule product candidate, arimoclomol, for the treatment of amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease. We plan to initiate a Phase IIb trial of arimoclomol for this indication during the second half of 2007, subject to clearance by the U.S. Food and Drug Administration. We also are pursuing clinical development of our other small molecule product candidates, as well as a novel HIV DNA + protein vaccine exclusively licensed to us and developed by researchers at the University of Massachusetts Medical School, or UMMS, and Advanced BioScience Laboratories with funding from the National Institutes of Health. We have previously entered into strategic alliances with respect to the development of products using our other technologies.
     In October 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex Research & Development, RT, a Hungarian company which we refer to as Biorex. The Biorex assets consist primarily of novel small molecules based on molecular chaperone co-induction technology, which we believe may have broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. One of these assets is arimoclomol, which has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration (FDA) and orphan medicinal product status from the European Commission for the treatment of ALS. These assets also included two other oral, clinical stage drug candidates and a library of small molecule product candidates.
     We also are engaged in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with the expression of targeted disease-associated genes. In order to fully realize the potential value of our RNAi technologies, in January 2007 we transferred to RXi Pharmaceuticals Corporation, our majority-owned subsidiary, substantially all of our RNAi-related technologies and assets in exchange for equity in RXi. These consisted primarily of our licenses from UMMS and the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as research and other equipment situated at our Worcester, Massachusetts, laboratory. RXi will focus solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, with an initial focus on neurodegenerative diseases, cancer, type 2 diabetes and obesity. See, “RXi Pharmaceuticals Corporation,” below for a description of the technologies, research and development activities and current business plan of RXi.
Molecular Chaperone Co-Induction Platform
     The synthesis of proteins is a normal part of essential human cell activity. Proteins are linear chains of amino acids. In order to function normally in a cell, these proteins must fold into particular three-dimensional shapes. During stressful conditions such as certain disease states, proteins can fold improperly, resulting in aggregation of protein that can be toxic to the cell. It is believed, for example, that mis-folding and aggregation of certain mutated forms of a particular protein known as superoxide dismutase 1, or SOD1, leads to the death of motor neurons that causes certain forms of ALS.
     In nature, the cell has developed “chaperone” proteins to deal with these potentially toxic mis-folded proteins. Chaperones are a key component of the human body’s universal cellular protection, maintenance and repair mechanism. They help to ensure that newly synthesized proteins are complete, situated correctly within the cell’s structure and correctly folded. Molecular chaperones detect proteins that are mis-folded, and have the ability to refold those proteins into the appropriate, non-toxic shape. If the protein is so badly mis-folded that it cannot be repaired, the molecular chaperones also have the ability to “tag” the toxic protein for destruction by the cell. This tag, called ubiquitin, directs the mis-folded protein to a cellular apparatus called the proteasome, whose function is to degrade the protein into its constituent amino acids for recycling within the human body.
     A core element of the cell’s stress-management techniques is known as the heat shock response. Although this response was so-named because it was initially discovered by subjecting cells to heat stress, it is now known that the heat shock response is induced by a variety of physical and chemical stresses. As a cell comes under stress, proteins begin to mis-fold into toxic shapes. The heat shock response, now more commonly referred to as the stress response, increases the synthesis of molecular chaperones that then repair or degrade the mis-folded proteins.
     The stress response can be an important mechanism for cellular survival during certain acute physical stresses. For instance, prior induction of the stress response can protect tissue culture cells from heat-induced cell death. It appears, however, that the constant stress that occurs as a result of chronic disease dulls the stress response and erodes the effectiveness of the mechanism. For instance, although the stress response is slightly induced in the motor neurons of mice in an ALS model, the level of expression is apparently insufficient to repair the damage and the mice still die from the disease.
     We believe that by boosting the stress response to higher levels, the progression of chronic diseases such as ALS may be slowed, halted or perhaps even reversed. In test tube experiments, mammalian cells engineered to have increased amounts of molecular chaperones have been shown to be resistant to a variety of otherwise lethal stresses. In animal studies, genetically engineered mice with increased amounts of a molecular chaperone had improved heart function after an experimental heart attack. Increased molecular chaperone amounts also significantly increased the lifespan of mice with a disease similar to ALS, called spinal and bulbar muscular atrophy. We believe that these scientific studies support the possibility that drugs such as arimoclomol may be capable of boosting the stress response in humans.
     Among the assets that we acquired from Biorex are several drug candidates whose mechanism of action is believed to be the “co-induction” of the stress response; meaning that they amplify the production of molecular chaperone proteins that are already activated by disease-induced cellular stress, but do not seem to activate the stress response by themselves. In doing so, the drug candidates may selectively amplify molecular chaperone proteins specifically in diseased tissue, which may minimize potential drug side-effects. If confirmed, this amplification of the cell’s own fundamental protective mechanism may have powerful therapeutic and prophylactic potential in a broad array of medical applications.
     We believe that our molecular chaperone co-induction drug candidates can potentially improve the cell’s natural ability to resist the toxic effects of protein mis-folding caused by both acute and chronic diseases. These orally available small molecule drug candidates may accomplish some of the same goals as RNAi described below, but would do so by a mechanism of repairing or degrading the offending proteins, instead of degrading their corresponding messenger RNA, or mRNAs. Since the ability to recognize mis-folded proteins is an intrinsic feature of the amplified molecular chaperones, molecular chaperone therapy may not require identifying the actual molecular target of the stress-induced damage. As a result, these product candidates may have broader therapeutic utility for the removal of damaged proteins compared to that of RNAi, which requires identifying the actual mis-folded proteins.
     We are not aware of another pharmaceutical company engaged in developing small molecule co-inducers of molecular chaperones. At least a few potential drug candidates have been reported in scientific papers as activating molecular chaperone expression, but they appear to activate stress response in all cells rather than to amplify the cell’s own protective mechanisms that are activated only in stressed or diseased cells.

Product Development
     ALS Clinical Trials
     We are pursuing directly and indirectly through RXi the development of therapeutics for the treatment of various forms of ALS. ALS is a debilitating disease. According to the ALS Survival Guide, 50% of ALS patients die within 18 months of diagnosis and 80% of ALS patients die within five years of diagnosis. According to the ALS Association, in the United States, alone, approximately 30,000 people are living with ALS and nearly 6,000 new cases are diagnosed each year. Worldwide, approximately 120,000 people are living with ALS.
     We recently completed the initial Phase II clinical trial, which we refer to as the Phase IIa trial, for arimoclomol for ALS. The Phase IIa trial was a multicenter, double-blind, placebo-controlled study of approximately 80 ALS patients enrolled at ten clinical centers across the U.S. Patients received either a placebo in the form of a capsule without drug, or one of three dose levels of arimoclomol capsules three times daily for a period of 12 weeks, immediately followed by a one-month period without the drug. The primary endpoints of this Phase IIa trial were safety and tolerability. Secondary endpoints included a preliminary evaluation of efficacy using two widely accepted surrogate markers, the revised ALS Functional Rating Scale, or ALSFRS-R, which is used to determine patients’ capacity and independence in 13 functional activities, and Vital Capacity, or VC, an assessment of lung capacity. The trial was designed to monitor only extreme responses in these two categories. We have extended the initial Phase IIa trial on an “open-label” basis, meaning that the medication was no longer blinded to the patients or their doctors, in order to provide additional data regarding safety and tolerability. As a result, approximately 70 patients who completed the Phase IIa study and who met the eligibility criteria received arimoclomol at the highest investigative dose for up to an additional six months. We expect the results of this open-label extension to be available in the second quarter of 2007.
     We are encouraged by the results of our recently completed Phase IIa clinical trial of arimoclomol for the treatment of ALS, which appeared to be safe and well tolerated by the patients in that trial even at the highest administered dose. Arimoclomol also was found to effectively enter the cerebral spinal fluid, demonstrating that it passed the “blood:brain barrier.” We plan to determine the highest dose that can be well tolerated in healthy volunteers in a multiple ascending dose study, and then plan to initiate a subsequent Phase II trial, which we refer to as the Phase IIb trial, that will be designed to detect more subtle efficacy responses. On February 5, 2007, we entered into with Pharmaceutical Research Associates, or PRA, a Master Agreement for Clinical Trials Management Services under which PRA will provide clinical research services in connection with the design, management and conduct of both the multiple ascending dose study and the Phase IIb clinical trial. Although the Phase IIb efficacy trial is still in the planning stages and will be subject to FDA clearance, at present we expect it to include approximately 400 ALS patients recruited from 30-35 clinical sites to take approximately 18 months after initiation to complete. Our agreement with PRA is part of our business plan to pursue our product development efforts primarily by contract with clinical research companies and other third parties.
     Obesity and Type 2 Diabetes
     Obesity and type 2 diabetes are major health problems. The World Health Organization estimates that, on a worldwide basis, there are more than 300 million cases of obesity and 159 million cases of type 2 diabetes. According to the American Obesity Association, there are currently more than 60 million cases of obesity in the United States, and the American Diabetes Association reports that there are more than 16 million cases of type 2 diabetes in the United States.
     One of our product candidates, iroxanadine, was shown to be well tolerated and demonstrated significant improvement of vascular function in the brachial artery of hypertensive patients in Phase I and Phase II clinical trials conducted prior to our acquisition of iroxanadine. We intend to evaluate the preclinical efficacy of this product candidate for diabetic complications, including wound healing. If this compound proves to be efficacious in preclinical work, we would consider initiation of a Phase II clinical trial for one of these indications.
     Although we initially intend to develop arimoclomol primarily for the treatment of ALS, it also showed efficacy in preclinical animal models of diabetes. If efficacy greater than that of currently available medications is observed in additional preclinical models, we would consider beginning a Phase II clinical trial for diabetes, as arimoclomol has already been tested in two Phase I clinical trials.
     Stroke Recovery
     CytRx recently announced data indicating that arimoclomol improved functional recovery in experimental animal models of stroke. If, through additional preclinical testing, we confirm that arimoclomol improves functional recovery even significantly after the initial stroke event, we would consider clinical development of arimoclomol for stroke.
     Cardiovascular Disease
     Preclinical results by third parties with our product candidate, iroxanadine, indicate that it has therapeutic potential for the treatment of cardiovascular atherosclerosis. If iroxanadine proves to be effective in additional preclinical work, we plan to seek a strategic alliance with a larger company to support the subsequent clinical development for this indication.
     HIV
     Our HIV subunit vaccine technology licensed from UMMS is based upon a unique mixture of pieces of human HIV-1 primary isolates from several genetic subtypes of HIV. These pieces, called HIV envelope proteins, are not sufficient for viral replication and therefore cannot lead to accidental infection by HIV. This polyvalent naked DNA (isolated, purified DNA) vaccine approach has the potential advantages of maintaining efficacy despite the high mutation rate of HIV, a broader immune response against divergent HIV-1 glycoproteins and the possible ability to neutralize a wide spectrum of HIV-1 viruses. UMMS has conducted animal studies of this vaccine, and UMMS and Advanced BioScience Laboratories, or ABL, which provides an adjuvant, or agent to increase effectiveness, for use with the vaccine, received a $16 million grant from the NIH. This grant funded a Phase I clinical trial of a vaccine candidate using our licensed technology. We have previously announced that the vaccine candidate demonstrated promising Phase I clinical trial results that indicate its ability to produce potent antibody responses with neutralizing activity against multiple HIV viral strains, and we are continuing to analyze the Phase I results to determine how, or if, to proceed with clinical development. We have a commercial relationship with ABL which gives us the ownership of, and responsibility for, the further development of the vaccine and subsequent FDA registration following the completion of the Phase I trial. We do not have a commercial relationship with a company that is providing an adjuvant for the HIV vaccine candidate in the current Phase I clinical trial. In any future clinical development of the vaccine candidate, we may be required either to license that adjuvant, or use a different adjuvant in conjunction with our HIV vaccine technology, in which case we may not be able to utilize some or all of the results of the currently planned trial as part of our clinical data for obtaining FDA approval of a vaccine.
Other Technologies and Strategic Arrangements
     Our other primary technologies, which we acquired or developed prior to the acquisition of our molecular chaperone technology, are CRL-5861, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA and conventional-based vaccines. In October 2003, we entered into a strategic relationship with another entity to complete the development of CRL-5861. We have licensed our TranzFect technology to two other companies. We may also seek to license this technology as a potential conventional adjuvant for hepatitis C, human pappiloma virus, herpes simplex virus and other viral diseases or for use as a non-clinical research reagent to increase transfection in vitro or in laboratory animals. Adjuvants are agents added to a vaccine to increase its effectiveness.

     Therapeutic Copolymer Program
     CRL-5861 (purified poloxamer 188) is an intravenous agent for the treatment of sickle cell disease and other acute vaso-occlusive disorders. Sickle cell disease is an inherited disease caused by a genetic mutation of hemoglobin in the blood, and acute vaso-occlusive disorders are a blockage of blood flow caused by deformed, or “sickled,” red blood cells which can cause intense pain in sickle cell disease patients. In June 2004, we licensed our copolymer technologies, including CRL-5861, on an exclusive basis, to SynthRx, Inc., a Houston, Texas-based biopharmaceutical company, in exchange for a cash payment and and ownership interest in SynthRx. Upon commercialization of any products developed under our alliance with SynthRx, we may also receive milestone payments and royalties.
     Vaccine Enhancement and Gene Therapy
     Gene therapy and gene-based vaccines are mediated through the delivery of DNA containing selected genes into cells by a process known as transfection. We refer to our gene delivery technology as TranzFect. The limited revenues that we generated prior to 2006 have been due primarily to license fees paid to us with respect to our TranzFect technology, which represented 54% and 93% of our total revenues for the years ended December 31, 2005 and 2004, respectively.
     Merck License
     In November 2000, we entered into an exclusive, worldwide license agreement with Merck & Co., Inc. under which we granted Merck the right to use our TranzFect technology in DNA-based vaccines for HIV and three other targets. In July 2003, Merck returned to us the rights to the three other targets covered by its license, which we are able to license to other third parties. Merck has completed a multi-center, blinded, placebo controlled Phase I trial of an HIV vaccine utilizing TranzFect as a component. Although the formulation of this tested vaccine was generally safe, well-tolerated and generated an immune response, the addition of TranzFect to the vaccine did not increase this immune response. Moreover, the DNA single-modality vaccine regimen with TranzFect, when tested in humans, yielded immune responses that were inferior to those obtained with the DNA vaccines in macaque monkeys.
     Vical License
     We are party to a license agreement with Vical Incorporated under which we grant to Vical exclusive, worldwide rights to use or sublicense our TranzFect poloxamer technology to enhance viral or non-viral delivery of polynucleotides, such as DNA and RNA, in all preventive and therapeutic human and animal health applications, except the four targets previously licensed by us to Merck, DNA vaccines or therapeutics based on prostate-specific membrane antigen, or PSMA, and sale of a non-regulated product for use as a non-clinical research reagent to increase transfection in vitro or in laboratory animals. In addition, the Vical license permits Vical to use TranzFect poloxamer technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides (short segments of DNA or RNA). Under the Vical license, we are entitled to receive milestone and royalty payments in the future based on criteria described in the agreement.
RXI PHARMACEUTICALS CORPORATION
     Our board of directors periodically reviews and assesses strategic alternatives for our company and has determined that the best strategy for realizing the potential value of our RNAi technologies was to create a subsidiary focused on RNAi therapeutics. RXi, our RNAi therapeutics subsidiary, was formed by CytRx and four leading RNAi researchers, including Craig C. Mello, Ph.D., who was awarded the 2006 Nobel Prize in Medicine for his co-discovery of RNAi. To date, RXi’s principal activities have consisted of acquiring our RNAi-related assets, entering into four new RNAi technology licenses and an invention disclosure agreement with UMMS, developing research and clinical development plans for its RNAi therapeutic platform, assessing and negotiating licenses to additional theraputic RNAi technology, recruiting a RNAi-focused management and scientific/clinical advisory team and completing its organizational activities.

Recent Developments
     We recently have entered into the following agreements relating to RXi:
     Contribution Agreement
     On January 8, 2007, we entered into a Contribution Agreement with RXi under which we assigned and contributed to RXi substantially all of our RNAi-related technologies and assets. The assigned assets consisted primarily of our licenses from UMMS and from the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as equipment situated at our Worcester, Massachusetts, laboratory. The licensed technologies include patent applications on RNAi target sequences, chemical modifications and delivery to cells, field-specific licenses to a patent application on chemical modification of RNAi invented by Tariq M. Rana, Ph.D., the “Tuschl I” patent, and our exclusive licenses to patent applications that disclose gene targets for diabetes and obesity, including RIP140 (see, “Material Licenses and Other Agreements,” below). In connection with the contribution of the licenses and other assets, RXi assumed primary responsibility for all payments to UMMS and other obligations under the contributed licenses and assets (See footnote 4 to the table of contractual obligations at page 41).
     Voting Agreement
     As part of our new business strategy, RXi began operating as a stand-alone company in January 2007 and is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases. In order to facilitate this strategy, and as an inducement to UMMS to enter the new licenses and the invention disclosure agreement with RXi described below under “Material Licenses and Other Agreements,” on January 10, 2007, we entered into a letter agreement with UMMS regarding the management of RXi. Under the letter agreement, we have agreed that, during the term of our new UMMS licenses, we will vote our shares of RXi common stock for the election of directors of RXi and take other actions to ensure that a majority of the RXi board of directors are independent of CytRx.
     Our letter agreement with UMMS will become effective only upon RXi’s achievement of a funding milestone in the coming few months. Following that time, if we own at any time a majority of the outstanding voting power of RXi, we have agreed in the letter agreement that we will reduce our ownership interest in RXi’s capital stock to less than a majority as soon as reasonably practicable. If it becomes necessary to reduce our ownership of RXi in order to comply with the letter agreement, we may seek to dispose of a portion of our RXi shares through a dividend or distribution of such shares to our stockholders, a sale or other disposition to one or more third parties, or other means, subject to compliance with SEC rules and other legal requirements and the requirements of the Delaware General Corporation Law. We have no commitment or agreement with respect to the possible disposition of any of our RXi shares.
     Stockholder and Preemptive Rights Agreement
     On February 23, 2007, we entered into a letter agreement with RXi and the other current stockholders of RXi. Under the stockholders agreement, RXi has agreed to grant to CytRx preemptive rights to acquire any “new securities” (as defined) that RXi proposes to sell or issue so that we may maintain our percentage ownership of RXi. The preemptive rights will become effective if CytRx owns at any time less than 50% of the outstanding shares of RXi common stock, and will expire on January 8, 2012, or such earlier time at which CytRx owns less than 10% of the outstanding RXi common stock.
     Under the stockholders agreement, we also undertake to vote our shares of RXi stock in the election of directors of RXi and dispose of our RXi shares in accordance with the terms of our letter agreement with UMMS described above. We have further agreed in the stockholders agreement to approve of actions that may be adopted and recommended by RXi’s board of directors to facilitate any future financing of RXi.

     Reimbursement Agreement
     As of January 8, 2007, we entered into a letter agreement with RXi under which RXi has agreed to reimburse us, following its initial funding, for all organizational and operational expenses incurred by us in connection with the formation, initial operations and funding of RXi. As of February 28, 2007, we have advanced approximately $592,000 to RXi for which it will be obligated to reimburse us.
RNAi Therapeutic Platform
     RNAi technology uses short double-stranded RNA, or dsRNA, molecules to silence targeted genes and, as a result, is commonly referred to as “gene silencing.” RNAi has been shown to effectively silence targeted genes within living cells with great specificity and potency. As a result, RNAi technology may effectively silence targeted genes without impacting other, non-targeted, genes. RNAi is regarded as a significant advancement in gene silencing and was featured in Science magazine as the “Breakthrough of the Year” in 2002.
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
     RNAi offers a novel approach to the drug development process that can target any one of the genes in the human genome. In contrast, only a small subset of the proteins encoded in the genome can be targeted by traditional medicinal chemistry or antibody based approaches. The specificity of RNAi is achieved via a well-understood biological mechanism based on matching the sequence of an RNAi to the sequence of the targeted gene. The specificity of RNAi may be sufficient to permit therapeutic targeting of only a single gene or even the mutant form of a gene. The ability to specifically target mutant forms of a gene is critical in many diseases, such as cancer and neurodegenerative disorders, where spontaneous or inherited changes in otherwise necessary genes are the underlying cause of disease.
     In mammals and human cells, gene silencing can be triggered by dsRNA molecules present in the cell’s cytoplasm (the region inside the cell membrane but outside the cell nucleus). Within the cell, dsRNA is thought to interact with other cellular proteins to form the RNA-induced silencing complex, or RISC, which causes the unwinding of the bound siRNA. This unwound strand of the siRNA can then act as a template to seek out and bind with the complementary target mRNA, which carries the coding, or instructions, from the cell nucleus DNA. These instructions determine which proteins the cell will produce. When the siRNA-loaded RISC binds with the corresponding mRNA, that “message” is degraded and the cell does not produce the specific protein that it encodes. Since the siRNA can be designed to specifically interact with a single gene through its mRNA, it can prevent the creation of a specific protein.
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
     Another reason for the interest in RNAi is its potential to completely suppress or eliminate the viral replicon. A replicon is a DNA or RNA element that can act as a template to replicate itself. Once a virus is established in a cell, there are very few drugs that are effective in eliminating the virus. The RNAi process, however, has the potential of eliminating viral nucleic acids and, therefore, to cure certain viral diseases. Development work on RNAi is still at an early stage, and we are aware of only five clinical trials using RNAi, namely trials for age-related macular degeneration by Acuity Pharmaceuticals, Allergan Inc. and Quark

Biotech Inc., for respiratory syncytial virus by Alnylam Pharmaceuticals and for diabetic macular edema by Acuity Pharmaceuticals.
     RXi has determined that the initial indication that it plans to pursue is a form of ALS caused by a defect in the SOD1 gene. Early preclinical studies in a mouse model of SOD1 mediated ALS conducted by Dr. Tariq Rana of UMMS, one of RXi’s scientific founders and a member of our scientific advisory board and Dr. Zuoshang Xu of UMMS showed promising results using an RNAi therapeutic to inhibit the defective SOD1 gene. RXi’s second planned indication is the treatment of obesity and type 2 diabetes. RXi has in-licensed intellectual property regarding the RIP140 gene, which appears to be an important regulator of metabolism, and may target this gene in future therapeutic product development programs.
     Although RXi’s near-term focus will be on ALS and type 2 diabetes, RXi plans to leverage its experience related to local delivery of RNAi therapeutics to seek to develop RNAi-based treatments for neurodegenerative diseases other than ALS. For example, in addition to ALS, many neurodegenerative diseases exist for which no effective therapies are available, including Alzheimers, Huntington’s and Parkinson’s diseases. In many of these cases, molecular targets have been identified that are difficult to access by conventional small molecule or antibody based approaches. RXi believes that the knowledge gained in its discovery and development activities related to ALS will allow RXi to rapidly move into additional related therapeutic areas.
     RXi may also pursue preclinical studies in several additional disease areas, with the goal of creating multiple clinical development programs. For example, RXi founding scientist Greg Hannon, Ph.D. is a leader in the understanding of tumor-suppressor and oncogene pathways, and RXi expects that Dr. Hannon’s involvement with RXi will provide insight into potential cancer therapeutic targets. Many well-studied targets exist for numerous diseases that RXi believes will be difficult to target with normal medicinal chemistry. RXi will focus on combining its expertise in RNAi with existing disease models through collaborative interactions with academic, biotech and pharmaceutical industry scientists.
Material Licenses and Other Agreements
     License Agreements
     Through our initial strategic alliance with UMMS that we initiated in 2003, we acquired the rights to a portfolio of technologies, including the rights to use UMMS’s proprietary RNAi technology as a potential therapeutic in certain defined areas that include obesity, type 2 diabetes, ALS and cytomegalovirus, or CMV, and in the identification and screening of novel protein targets. Pursuant to the Contribution Agreement that we entered into with RXi on January 8, 2007, we assigned those rights to RXi.
     In addition to the RNAi licenses and rights that we contributed to RXi, on January 10, 2007, RXi entered into three exclusive, worldwide, sublicenseable licenses with UMMS for three different patent families and one non-exclusive, worldwide, non-sublicensable license for a fourth patent family, which we refer to collectively as the “2007 UMMS licenses,” pursuant to which UMMS granted RXi rights under certain UMMS patent applications to make, use and sell products related to applications of RNAi technologies. The 2007 UMMS licenses include an exclusive license covering nanotransporters, which may be effective in the delivery of RNAi compounds, as well as methods and potential compounds for the potential treatment of ALS that can be delivered locally to the central nervous system.
     As consideration for the 2007 UMMS licenses, we paid UMMS an aggregate up-front fee of $75,000 and reimbursed UMMS $103,000 for previously incurred patent expenses. RXi also agreed under the 2007 UMMS licenses to undertake to complete an initial funding of RXi in the coming few months, and UMMS may terminate the 2007 UMMS licenses if RXi does not achieve that funding milestone in that timeframe. If we elect to provide RXi with all or a substantial portion of the initial funding, our current working capital will be depleted accordingly. Upon the completion of RXi’s initial funding, RXi will be obligated to pay UMMS an additional license fee of $175,000 and issue to UMMS an aggregate of $1,600,000 of RXi common stock that is to be valued on a per share basis for this purpose based on the valuation of RXi in its initial funding.

     The foregoing license agreements with UMMS require us to make aggregate payments of up to $300,000 in 2007. In subsequent periods, we will be required to make aggregate payments ranging from $250,000 to $1.7 million per year to maintain the licenses through 2018. We are obligated to pay legal expenses for the prosecution of patents licensed from UMMS, which we anticipate will be approximately $175,000 during 2007, and to make milestone payments to UMMS based upon our progress in the clinical development and marketing of products utilizing the technologies licensed from UMMS. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes and ALS, these milestone payments could aggregate up to $27.4 million. We do not anticipate the occurrence of an event that would require a milestone payment during 2007. We also would be required to pay royalties to UMMS based on the net sales of those products. The actual milestone payments will vary, perhaps significantly, based upon the milestones we achieve and the products, if any, we develop.
     New Invention Disclosure Agreement
     On January 10, 2007, RXi also entered into an invention disclosure agreement with UMMS pursuant to which UMMS is obligated for a three-year period to disclose to RXi any unrestricted inventions conceived or reduced to practice by UMMS related to therapeutic applications of RNAi technologies. Under the invention disclosure agreement, UMMS also grants to RXi an option to negotiate the terms of a license to any disclosed inventions. If RXi exercises the option and the parties are unable to reach agreement on the terms of any such license, RXi may elect to have an arbitrator determine the terms of the license. The invention disclosure agreement will become effective only upon RXi’s achievement of a funding milestone in the coming few months. Upon effectiveness, RXi will be obligated to pay UMMS $100,000 in cash and issue to UMMS $800,000 of RXi common stock that is to be valued on a per share basis for this purpose based on the valuation of RXi in the initial funding, and RXi will also be obligated to pay UMMS $100,000 on each of the first and second anniversaries of the effective date of the invention disclosure agreement. RXi also will be obligated to pay UMMS a fee each time RXi exercises its right to negotiate a license under the invention disclosure agreement. Once effective, the invention disclosure agreement will be terminable by either party upon an uncured breach by the other party and by RXi at any time for any reason.
Manufacturing
     CytRx Corporation
     We have no capability to manufacture supplies of any of our products, and rely on third-party contract manufacturers to produce materials needed for research and clinical trials, including clinical supplies of arimoclomol for our planned Phase IIb trial. To be commercialized, our products also must be capable of being manufactured in commercial quantities in compliance with stringent regulatory requirements and at an acceptable cost. We intend to rely on third-party manufacturers to produce commercial quantities of any products for which we are able to obtain marketing approval. We have not commercialized any product, and so have not demonstrated that any of our product candidates can be manufactured in commercial quantities in accordance with regulatory requirements or at an acceptable cost.
     If our product candidates cannot be manufactured in suitable quantities and in accordance with regulatory standards, our clinical trials, regulatory approvals and marketing efforts for such products may be delayed. Such delays could adversely affect our competitive position and our chances of generating significant recurring revenues. If our products are not able to be manufactured at an acceptable cost, the commercial success of our products may be adversely affected.
     RXi Pharmaceuticals Corporation
     RXi currently plans to manufacture its RNAi compounds through contract oligonucleotide manufacturers. The speciality oligonucleotide manufacturing companies with whom RXi’s management has previously worked offer research grade and GMP (Good Manufacturing Practices) grade RNAi for clinical use. However, if RXi’s product candidates cannot be manufactured in suitable quantities and in accordance with regulatory standards, RXi’s clinical trials, regulatory approvals and marketing efforts for such products may be delayed. If RXi’s compounds and products are not able to be manufactured at an acceptable cost, the commercial success of any products that it may develop could be adversely affected.
Patents and Proprietary Technology
     CytRx Corporation
     We actively seek patent protection for our technologies, processes, uses, and ongoing improvements and consider our patents and other intellectual property to be critical to our business. We acquired patents and patent applications, and have filed several new patent applications, in connection with our molecular chaperone program, and we have licensed additional technologies, including patents or patent applications, most of which are in the RNAi field.
     We regularly evaluate the patentability of new inventions and improvements developed by us or our collaborators, and, whenever appropriate, will endeavor to file United States and international patent applications to protect these new inventions and improvements. We cannot be certain that any of the current pending patent applications we have filed or licensed, or any new patent applications we may file or license, will ever be issued in the United States or any other country. There also is no assurance that any issued patents will be effective to prevent others from using our products or processes. It is also possible that any patents issued to us, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents, and may acquire additional patents and proprietary rights relating to molecular chaperone co-induction and other small molecule technology, RNAi technology, DNA-based vaccines or other compounds, products or processes that may be competitive with ours.
     In addition to patent protection, we attempt to protect our proprietary products, processes and other information by relying on trade secrets and non-disclosure agreements with our employees, consultants and certain other persons who have access to such products, processes and information. Under the agreements, all inventions conceived by employees are our exclusive property, but there is no assurance that these agreements will afford significant protection against misappropriation or unauthorized disclosure of our trade secrets and confidential information.
     RXi Pharmaceuticals Corporation
     RXi has secured exclusive and non-exclusive rights to develop RNAi therapeutics by licensing key RNAi technologies and patent rights. The patents, patent applications and exclusive rights to intellectual property rights are directed to key therapeutic targets, chemistry and configurations of RNAi and delivery of RNAi within the body in a therapeutically effective manner.
     Intellectual Property Rights to Key Therapeutic Targets
     RXi’s portfolio of licenses from UMMS consist of certain inventions and technologies developed primarily by Drs. Craig Mello, Michael Czech and Tariq Rana directed to RXi’s key therapeutic areas. These areas are: genetic diseases involving a dominant mutation (such as ALS); disorders and diseases of metabolic control such as diabetes and obesity; and infectious agent related diseases such as disorders related to CMV.
     RXi has an exclusive license from UMMS to technology, patents and pending patent applications directed to the design and synthesis of chemically modified RNAi, and in vivo methods using RNAi to treat allele-specific genetic diseases such as ALS.
     RXi also has an exclusive license from UMMS to technology, patents and pending patent applications directed to RNAi that targets RIP140, a co-repressor of many nuclear receptors and a key factor involved in sugar uptake and oxidative metabolism, and consequently, diabetes and obesity. RXi is an exclusive licensee of UMMS’s technology establishing the key role of RIP140 in diabetes and insulin action. RXi is also entitled to obtain first rights to cellular targets involved in diabetes and obesity as they are identified in Dr. Czech’s laboratory at UMMS. In addition, RXi has rights to technology, patents and pending patent applications directed to the use of the endoplasmic reticulum stress response pathway in adipose cells to enhance whole body insulin sensitivity.
     RNAi based therapeutics may be used to combat infectious diseases, especially viral diseases. RXi has exclusive rights from UMMS to technology, patents and pending patent applications directed to treatment of CMV-related disorders using RNAi.
     Intellectual Property Rights to Chemistry and Configurations of Therapeutically Useful RNAi
     In addition to a non-exclusive license to Dr Andrew Fire’s and Dr. Mello’s foundational patent covering the use of dsRNA to induce gene silencing, RXi has secured exclusive and co-exclusive rights from UMMS to technologies, patents and pending patent applications related to fundamental technologies with the potential to produce stable and therapeutically effective RNAi therapeutics in the key areas of RXi’s business focus, which are ALS, diabetes, obesity, and conditions associated with CMV infection. These licensed technologies include:
•	Dr. Tariq Rana’s inventions regarding the fundamental rules of designing chemically-modified RNAi sequences that are suitable for in vivo gene silencing;

•	Dr. Tuschl’s invention regarding RNAi therapeutics using double-stranded RNAs of 19 to 23 nucleotides; and

•	Drs. Mello and Zamore’s invention regarding in vivo production of siRNA.
     Intellectual Property Rights to Delivery of RNAi to Cells
     RXi also has obtained exclusive and non-exclusive licenses to technologies potentially necessary for the efficient delivery of RNAi therapeutics to cells in vitro and in vivo. These technologies include:
•	methods and compositions, including use of nanotransporters, for efficient RNAi delivery for therapeutic gene silencing in cells and animals; and

•	inhibition of gene expression in adipocytes using RNAi.
Competition
     CytRx Corporation
     We are aware of only one drug, Rilutek, developed by Aventis Pharma AG, that has been approved by the FDA for the treatment of ALS, which is now available in generic form. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA and Oxford BioMedica plc. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, Forest Laboratories, Inc., H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.
     Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, VaxGen, Inc., AlphaVax, Inc. and Immunitor Corporation, and ABL may also seek to develop competing HIV vaccines that could utilize a portion of the technology that we have licensed from UMMS and ABL.

     Many companies, including large pharmaceutical and biotechnology firms with financial resources, research and development staffs, and facilities that may be substantially greater than those of ours or our strategic partners or licensees, are engaged in the research and development of pharmaceutical products that could compete with our potential products. To the extent that we seek to acquire, through license or otherwise, existing or potential new products, we will be competing with numerous other companies, many of which will have substantially greater financial resources, large acquisition and research and development staffs that may give those companies a competitive advantage over us in identifying and evaluating these drug acquisition opportunities. Any products that we acquire will be competing with products marketed by companies that in many cases will have substantially greater marketing resources than we have. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and such products may be more effective than those currently under development or that may be developed in the future by our strategic partners or licensees. Competitive products for a number of the disease indications that we have targeted are currently being marketed by other parties, and additional competitive products are under development and may also include products currently under development that we are not aware of or products that may be developed in the future.
     RXi Pharmaceuticals Corporation
     RXi faces significant competition in its research and development of RNAi-related pharmaceuticals. Competitors will include large and small pharmaceutical, chemical and biotechnology companies, as well as universities, government agencies, and other private and public research organizations who are focusing their efforts in the RNAi field or are developing pharmaceuticals for similar diseases as RXi is targeting through their research and development efforts.
     The RNAi field, though at an early stage of development, is already a competitive one and the competition is expected to increase. Companies that are focusing their commercial efforts in the RNAi field include: Merck & Co., Inc., through its recent acquisition of Sirna Therapeutics, Alnylam Pharmaceuticals, Quark, SR Pharma plc, Acuity Pharmaceuticals, Nastech Pharmaceutical Company Inc., Nucleonics, Inc., Tacere Therapeutics, Inc. and Benitec Ltd. A number of the multinational pharmaceutical companies also either have their own gene silencing product development programs or are working with smaller biopharmaceutical companies in this area. This competition from other firms and institutions will manifest itself not only in RXi’s potential product markets but also, and importantly at this stage in development of RNAi technology, in recruiting and retaining key scientific and management personnel and in obtaining rights to key intellectual property.
     RXi’s RNAi-focused competitors, as well as companies in other fields, may be targeting the same diseases as RXi. Competitive products for a number of the disease indications that RXi has targeted are currently being marketed by other parties, and additional competitive products are under development and may also include products currently under development that we are not aware of or products that may be developed in the future. With respect to ALS, Rilutek, which was developed by Aventis Pharma AG, is the only drug of which we are currently aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including CytRx (RXi’s parent company), Aeolus Pharmaceuticals, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA and Oxford BioMedica plc. Also, since ALS belongs to a family of similar diseases called neurodegenerative disease, which includes Alzheimer’s, Parkinson’s and Huntington’s diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, Forest Laboratories, Inc., H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.
     In addition, a number of products are currently being marketed by a variety of the multinational or other pharmaceutical companies for treating type 2 diabetes, including among others, the diabetes drug Avandia by GlaxoSmithKline PLC, Actos by Eli Lilly & Co., Glucophage and Junavia by Bristol-Myers Squibb Co., Symlin and Byetta by Amylin Pharmaceuticals, Inc. and Starlix by Novartis. For obesity, the drugs Acomplia by Sanofi-Aventis SA, Xenical by F. Hoffman-La Roche Ltd. and Meridia by Abbott

Laboratories are presently on the market. Many major pharmaceuticals companies are also seeking to develop new therapies for these disease indications.
     Competitors both in and outside of the RNAi field have financial resources, research and development staffs, and facilities that are, in most cases, substantially greater than those of RXi or its strategic partners or licensees and are engaged in the research and development of pharmaceutical products that could compete with our potential products. To the extent that RXi seeks to acquire, through license or otherwise, existing or potential new products, it will be competing with numerous other companies that may have a competitive advantage over RXi in identifying and evaluating these drug acquisition opportunities. Any products that RXi acquires will compete with products marketed by companies that, in many cases, will have substantially greater marketing resources than RXi has. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and such products may be more effective than those currently under development or that may be developed in the future by RXi’s strategic partners or licensees.
Government Regulation
     The United States and other developed countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The United States Food and Drug Administration, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, regulates pharmaceutical and biologic products.
     To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy for the intended indication as well as detailed information on the manufacture and composition of the product candidate. In most cases, this will require extensive laboratory tests and preclinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA involve significant time and expense. The FDA also may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any approvals that could restrict the therapeutic claims and commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems at any time following initial marketing of our products.
     The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an investigational new drug application (“IND”), must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.
     After the IND becomes effective, a company may commence human clinical trials. These are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase II trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.
     To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a new drug application, or NDA, or, in the case of a biologic, a biologics license application, or BLA.
     The amount of time taken by the FDA for approval of an NDA or BLA will depend upon a number of factors, including whether the product candidate has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.
     The FDA may, in some cases, confer upon an investigational product the status of a fast track product. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. The FDA can base approval of an NDA or BLA for a fast track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast track product before the sponsor completes the application. The FDA has granted fast track designation and orphan drug status to arimoclomol for the treatment of ALS.
     We anticipate that our products will be manufactured by our strategic partners, licensees or other third parties. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s cGMP, which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the good manufacturing practices regulations. Our manufacturers will have to continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
     The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission requirements which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. We also will be subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. In addition, we will be subject to various laws and regulations governing laboratory practices and the experimental use of animals. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of product approvals, seize or recall products, and deny or withdraw approvals.
     We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.
Beneficial Ownership of RXi’s Securities
     As of March 23, 2007, RXi had outstanding 4,865 shares of common stock, of which 4,153 shares were owned by CytRx. The remaining 712 outstanding shares were owned by the current members of RXi’s scientific advisory board.
     Upon completion of its initial funding, RXi will be obligated to issue to UMMS a total of $2,400,000 of RXi common stock that is to be valued on a per share basis for this purpose based upon the valuation of RXi in its initial funding. Since the value of RXi for purposes of the initial funding intends has not yet been established, it is not known how many shares UMMS will receive or what percentage of the outstanding shares those shares will represent. However, the stock issuance to UMMS will dilute the percentage ownership of RXi’s stockholders, including the shares CytRx owns.
Employees
     As of January 31, 2007, we had 25 employees, 14 of whom were engaged in research and development activities and 11 of whom were involved in management and administrative operations.
Available Information
     We maintain a website at www.cytrx.com and make available there, free of charge, our periodic reports filed with the SEC, as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http:/www.sec.gov that contains our reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We post on our website our Code of Business Conduct and Ethics.

Item 1A. RISK FACTORS
     If any of the following risks actually occur, our business or prospects could be materially adversely affected. You should also refer to the other information in this Annual Report, including our financial statements and the related notes.
Risks Associated With Our Business
     We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have operated at a loss due to our lack of significant recurring revenue and substantial expenditures for research and development on our products and for general and administrative expenses. We incurred net losses of $16.8 million, $15.1 million and $16.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. We had an accumulated deficit of approximately $139.6 million as of December 31, 2006. We are likely to continue to incur losses unless and until, if ever, we are able to commercialize one or more of our products and generate significant recurring revenue.
     We Have No Source of Significant Recurring Revenue, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenue was $2.1 million, $184,000 and $428,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Of the $2.1 million of revenues recognized in 2006, $1.8 million represented revenue recognized related to our sale to the ALS Charitable Remainder Trust of a one-percent royalty interest in worldwide sales of arimoclomol. We will not have other significant recurring revenue until at least one of the following occurs:
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
     We have relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At December 31, 2006, we had cash and cash equivalents of $30.4 million, and as of March 23, 2007, we had received approximately $11.0 million in connection with the exercise of warrants and options since December 31, 2006. We believe that we have adequate financial resources to support our currently planned level of operations into the first quarter of 2009, which expectation is based in part on projected expenditures for 2007 of: $6.5 million for our Phase IIb trial for arimoclomol for ALS and related studies, $3.9 million for our other ongoing and planned preclinical programs, $8.8 million for general and administrative expenses, and $1.6 million to provide interim funding for RXi’s first few months of operations. We estimate RXi will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in payments under agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). If, in addition to the interim funding for which we have already budgeted, we elect to provide RXi with all or a substantial portion of its initial funding for 2007 and beyond in the coming few months, and if we are unable to raise funds in the future to replenish any amounts that we provide to RXi, our current working capital will be depleted accordingly. We anticipate it will take a minimum of three years and possibly longer for us to generate recurring revenue, and we will be dependent on obtaining future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms, or at all. A lack of needed financing might force us to reduce the scope of our long-term business plans.
     Our Current Financial Resources May Be Diminished If We Elect To Provide RXi with Initial Financing
     In order to retain the 2007 UMMS licenses and effectuate the new UMMS invention disclosure agreement, RXi is required to obtain significant funding in the coming few months. If we elect to provide RXi with all or a substantial portion of the initial funding, our current working capital will be depleted accordingly. As of March 23, 2007, we had received approximately $11.0 million in connection with the exercise of outstanding options and warrants since December 31, 2006, but there is no assurance that we will receive similar amounts from future exercises of options and warrants or be able to raise funds in the future to replenish any amounts that we provide to RXi. Failure to raise funds to replenish our funding or RXi could materially and adversely affect our ability to continue the development of our other technologies.
     We Will Be Reliant Upon Third Parties for the Development and Eventual Marketing of Our Products
     Our business plan is to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for the commercial development and eventual marketing of our products. Although we plan to continue the development of arimoclomol for the treatment of ALS and may market it ourselves if it is approved by the FDA, the completion of the development of our current product candidates, as well as the manufacture and marketing of these products, will likely require us to enter into strategic arrangements with other pharmaceutical or biotechnology companies.
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
     If we enter into collaborative arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable FDA and other regulatory requirements, the timing of receipt or amount of revenue from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products. In addition, if we are unable to enter into these arrangements for a particular product, we may be required to either sell our rights in the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.
     We Will Incur Substantial Expenses and May Be Required to Pay Substantial Milestone Payments Relating to Our Product Development Efforts
     We estimate that our planned Phase IIb trial of arimoclomol for the treatment of ALS and related activities will require us to incur approximately $26.8 million (including amounts payable under the Master Agreement for Clinical Trials Management Services we have entered into with Pharmaceutical Research Associates) over the 24 to 30 months beginning December 2006, assuming we receive FDA clearance for this trial. In addition, the agreement by which we acquired our molecular chaperone co-induction drug candidates provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop any of those products, these milestone payments could aggregate as much as $3.7 million, with the most significant of those payments due upon the first commercialization of any of those products. The actual costs of our planned Phase IIb trial could significantly exceed the expected amount due to a variety of factors associated with the conduct of clinical trials, including those described in the Risk Factor section below under “If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Curtail Our Operations.”
     Under our license for our HIV vaccine candidate, we are responsible for all of the costs for any subsequent clinical trials for this vaccine. The costs of subsequent trials for the HIV vaccine, if initiated, would be very substantial. Although we are seeking National Institutes of Health or other governmental funding for these future trials, there can be no assurance that we will be able to secure any such funding. We also will be responsible for milestone payments based upon the development of the vaccine.
     If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Curtail Our Operations
     All of our products in development must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.
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
     Our Molecular Chaperone Co-Induction Drug Candidates May Not Receive Regulatory Marketing Approvals
     In September 2006, we announced results of our Phase IIa clinical testing of arimoclomol for the treatment of ALS. We reported that arimoclomol had met the trial’s primary endpoints of safety and tolerability at all three doses tested in the Phase IIa trial, and that the trial results indicated a non-statistically-significant trend of improvement in functional capacity as measured by the Revised ALS Functional Ration Scale in the arimoclomol high dose group as compared with untreated patients. There is no assurance, however, that the results and achievements described will be supported by further analysis of the Phase IIa trial or open-label extension data, or by the results of any subsequent clinical trials, or that the FDA will permit us to commence our planned Phase IIb clinical on a timely basis or at all. The requirements imposed by the FDA in connection with our planned Phase IIb trial could add to the time and expense for us to carry out this trial.
     We believe that the FDA may accept the completion of a successful Phase II clinical program as sufficient to enable us to submit a New Drug Application, or NDA; however, there is no assurance that the FDA will accept our Phase II program in lieu of a Phase III clinical trial. If the FDA requires us to complete a Phase III clinical trial, the cost of development of arimoclomol will increase significantly beyond our estimated costs, and the time to completion of clinical testing also will be significantly delayed. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for arimoclomol that could be more difficult, expensive and time-consuming than our planned end point. Although we anticipate developing arimoclomol for the treatment of ALS, arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes and we may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol will show any efficacy for any indication.
     Iroxanadine has been tested in two Phase I clinical trials and one Phase II clinical trial which indicated improvement in the function of endothelial cells in blood vessels of patients at risk of cardiovascular disease. We might develop this product in indications such as diabetic retinopathy and wound healing, which will require significant and costly additional testing. There is no guarantee that iroxanadine will show any efficacy in the intended uses we are seeking. We may also attempt to license iroxanadine to larger pharmaceutical or biotechnology companies for cardiovascular indications; however, there is no guarantee that any such company will be interested in licensing iroxanadine from us or licensing it on terms that are attractive to us.
     Bimoclomol has been tested in two Phase II clinical trials where it was shown to be safe, but where it did not show efficacy for diabetic neuropathy, the indication for which it was tested. We may develop this compound for other therapeutic indications; however, there can be no guarantee that this compound will be effective in treating any diseases. In addition, the FDA may require us to perform new safety clinical trials, which would be expensive and time consuming and would delay development of bimoclomol.
     There is no guarantee that any additional clinical trials will be successful or that the FDA will approve any of these products and allow us to begin selling them in the United States.
     We Have Identified Material Weaknesses in our Internal Control over Financial Reporting
     In this Annual Report, we are reporting material weaknesses in the effectiveness of our internal controls over financial reporting related to the application of generally accepted accounting principles arising from our accounting for historical warrant anti-dilution adjustments as deemed dividends, and in the effectiveness of our internal controls over quarterly and annual financial statement reporting arising from our accounting for research and development expenses related to our laboratory facility in Worcester, Massachusetts, which are described in more detail below under the heading “Controls and Procedures.” Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional weaknesses as we continue to work with the new systems that we have implemented over the past year. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements, which could erode market confidence in our company, adversely affect the market price of our common stock and, in egregious circumstances, result in possible claims based upon such financial information.
     We Are Subject to Intense Competition, and There is No Assurance that We Can Compete Successfully
     We and our strategic partners or licensees may be unable to compete successfully against our current or future competitors. The pharmaceutical, biopharmaceutical and biotechnology industry is characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products. There also is intense competition among companies seeking to acquire products that already are being marketed. Many of the companies with which we compete have or are likely to have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than at least some of our present or future strategic partners or licensees.
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
     We are aware of only one drug, Rilutek, which was developed by Aventis Pharma AG, that has been approved by the FDA for the treatment of ALS, which is now available in generic form. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Celgene Corporation, Mitsubishi Pharma Corporation, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA, Oxford BioMedica plc, and Teva Pharmaceutical Industries Ltd. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others.
     There also are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, Forest Laboratories, Inc., H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.

     A number of products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type 2 diabetes, including among others the diabetes drugs Avandia by GlaxoSmithKline PLC, Actos by Eli Lilly & Co., Glucophage and Junavia by Bristol-Myers Squibb Co., Symlin and Byetta by Amylin Pharmaceuticals, Inc. and Starlix by Novartis and the obesity drugs Acomplia by Sanofi-Aventis SA, Xenical by F. Hoffman-La Roche Ltd. and Meridia by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, GlaxoSmithKline, Sanofi Pasteur, VaxGen, Inc., AlphaVax, Inc. and Immunitor Corporation. These competitors have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than RXi.
     We Will Rely upon Third Parties for the Manufacture of Our Clinical Product Supplies
     We do not have the facilities or expertise to manufacture supplies of any of our product candidates, including the clinical supply of arimoclomol used in our Phase II clinical trials. Accordingly, we are dependent upon contract manufacturers or our strategic alliance partners to manufacture these supplies. We have a manufacturing supply arrangement in place with respect to the clinical supplies for the Phase II clinical program for arimoclomol for ALS. We have no manufacturing supply arrangements for any of our other product candidates, and there can be no assurance that we will be able to secure needed manufacturing supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.
     We May Be Unable to Protect Our Intellectual Property Rights, Which Could Adversely Affect the Value of Our Assets
     We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. Although we have patents and patent applications directed to our molecular chaperone co-induction technologies, there can be no assurance that these patents and applications will prevent third parties from developing or commercializing similar or identical technologies, that the validity of our patents will be upheld if challenged by third parties or that our technologies will not be deemed to infringe the intellectual property rights of third parties. In particular, although we conducted certain due diligence regarding the patents and patent applications related to our molecular chaperone co-induction drug candidates, and received certain representations and warranties from the seller in connection with the acquisition, the patents and patent applications related to our molecular chaperone co-induction drug candidates were issued or filed, as applicable, prior to our acquisition and thus there can be no assurance that the validity, enforceability and ownership of those patents and patent applications will be upheld if challenged by third parties.
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
     We Are Subject to Potential Liabilities From Clinical Testing and Future Product Liability Claims
     If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or by patients using our commercially marketed products. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We currently do not carry product liability insurance covering the commercial marketing of these products. We obtained clinical trial insurance for our Phase IIa clinical trial of arimoclomol for the treatment of ALS, and will seek to obtain similar insurance for the planned Phase IIb clinical trial of arimoclomol and any other clinical trials that we conduct, as well as liability insurance for any products that we market. There can be no assurance that we will be able to obtain additional insurance in the amounts we seek, or at all. We anticipate that our licensees who are developing our products will carry liability insurance covering the clinical testing and marketing of those products. There is no assurance, however, that any insurance maintained by us or our licensees will prove adequate in the event of a claim against us. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.
     We May Be Unable to Acquire Products Approved For Marketing
     In the future, we may seek to acquire products from third parties that already are being marketed or have been approved for marketing. We have not identified any of these products, and we do not have any prior experience in acquiring or marketing products and may need to find third parties to market any products that we might acquire. We may also seek to acquire products through a merger with one or more companies that own such products. In any such merger, the owners of our merger partner could be issued or hold a substantial, or even controlling, amount of stock in our company or, in the event that the other company is the surviving company, in that other company.
Risks Associated With Our Ownership of RXi
     The value of our ownership interest in RXi will depend upon RXi’s success in developing and commercializing products based upon its RNAi technologies, which is subject to significant risks and uncertainties, including the following:
     RXi Will Be Subject to Risks of a New Business
     RXi is a start-up company with no operating history. RXi will focus solely on developing and commercializing therapeutic products based upon its RNAi technologies, and there is no assurance that RXi will be able to successfully implement its business plan. While RXi’s management collectively possesses substantial business experience, including experience in taking start-up companies from early stage to an operational stage, there is no assurance that they will be able to manage RXi’s business effectively, or that they will be able to identify, hire and retain any needed additional management or scientific personnel, to develop and implement RXi’s product development plans, obtain third-party contracts or any needed financing, or achieve the other components of RXi’s business plan.
     The Approach RXi is Taking to Discover and Develop Novel Therapeutics Using RNAi is Unproven and May Never Lead to Marketable Products
     The RNAi technologies that RXi has licensed from UMMS have not yet been clinically tested by RXi or by us, nor are we aware of any clinical trials having been completed by third parties involving similar technologies. To date, neither we nor any other company has received regulatory approval to market therapeutics utilizing RNAi. The scientific discoveries that form the basis for RXi’s efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of RNAi-based products by RXi will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body. RXi may spend large amounts of money trying to solve these issues, and never succeed in doing so. In addition, any compounds that RXi develops may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.
     RXi May Be Unable to Protect Its Intellectual Property Rights Licensed From UMMS or May Need to License Additional Intellectual Property from Others.
     The assets we contributed to RXi include a non-exclusive license to the fundamental Fire and Mello patent owned by UMMS and the Carnegie Institution of Washington, which claims various aspects of gene silencing, or genetic inhibition by double-stranded RNA, but there can be no assurance that this patent or other pending applications or issued patents belonging to its patent family will withstand possible legal challenges or otherwise protect the covered technologies from competition. Therapeutic applications of gene silencing technology and other technologies that RXi licenses from UMMS are also claimed in a number of UMMS pending patent applications, but there can be no assurance that these applications will result in any issued patents or that those patents would withstand possible legal challenges or protect RXi’s technologies from competition. We are aware of a number of third party-issued patents directed to various particular forms and compositions of RNAi-mediating molecules, and therapeutic methods using them, that RXi will not use. Third parties may, however, hold or seek to obtain additional patents that could make it more difficult or impossible for RXi to develop products based on the gene silencing technology that RXi has licensed.
     RXi has entered into an invention disclosure agreement with UMMS under which UMMS has agreed to disclose to RXi certain inventions it makes and to give RXi the exclusive right to negotiate licenses to the disclosed technologies. There can be no assurance, however, that any such inventions will arise, that RXi will be able to negotiate licenses to any inventions on satisfactory terms, or at all, or that any negotiated licenses will prove commercially successful.
     RXi may need to license additional intellectual property rights from third parties in order to be able to complete the development or enhance the efficacy of its product candidates or avoid possible infringement of the rights of others. There is no assurance that RXi will be able to acquire any additional intellectual property rights on satisfactory terms, or at all.
     RXi May Not Be Able to Obtain Sufficient Financing
     In order to retain the 2007 UMMS licenses and effectuate the new UMMS invention disclosure agreement, RXi is required to obtain significant funding in the coming few months. Although CytRx has the resources to provide that funding, if necessary, CytRx is not committed to do so, and RXi has no commitments or arrangements for any third-party financing. The loss of the 2007 UMMS licenses and new UMMS invention disclosure agreement could have a material adverse effect on the market price of our common stock and could materially and adversely affect RXi’s ability to develop the RNAi technologies that we contributed to RXi.
     Following the initial funding, RXi will require substantial additional financing in the future in connection with its RNAi research and development activities and any commercialization of its products. We contributed all of our RNAi-related technologies to RXi in order to accelerate the development and commercialization of drugs based upon these and RXi’s other RNAi technologies. Although we believe that this will facilitate obtaining additional financing to pursue RXi’s RNAi development efforts, RXi has no commitments or arrangements for any financing, and there is no assurance that it will be able to obtain any future financing.
     Under our agreement with RXi and its other current stockholders, with some exceptions, CytRx will have preemptive rights to acquire a portion of any new securities sold or issued by RXi so as to maintain our percentage ownership of RXi. Depending upon the terms and provisions of any proposed sale of new securities by RXi, we may be unable or unwilling to exercise our preemptive rights, in which event our percentage ownership of RXi will be diluted. In order to maintain our percentage ownership of RXi, we may need to obtain our own financing, which may or may not be available to us on satisfactory terms, or at all.
     We Will Be Required To Dispose of Some of Our RXi Shares, and May Not Be Able To Do So On Attractive Terms
     Following RXi’s initial funding, we have agreed under our letter agreement with UMMS and our separate stockholders agreement with RXi and its other current stockholders to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. We may seek to dispose of a portion of our RXi shares through a dividend or distribution of such shares to our stockholders, a sale or other disposition to one or more third parties, or other means. Any proposed dividend or other distribution to our stockholders of RXi shares would be subject to SEC rules and the requirements of the

Delaware General Corporation Law. We may be unable to comply with these rules and requirements, or may experience delays in complying. Any such dividend or distribution also would likely be taxable to our stockholders. We have no agreement, understanding or arrangement with respect to the possible disposition of any of our RXi shares.
     RXi Will Retain Discretion Over Its Use of Any Funds That We Provide To It
     Although RXi currently is a majority-owned subsidiary of ours, we do not control the day-to-day operations of RXi. Accordingly, all funds received by RXi, whether or not from us, will be used by RXi in any manner its management deems appropriate, including for its own working capital and general corporate purposes, including the payment of salaries and employee expenses of its officers and other employees, amounts called for under the UMMS licenses and invention disclosure agreement, and for other costs and expenses of its RNAi research and development activities. Our interests will be represented by two members of the board of directors of RXi who may be able to influence RXi’s decisions regarding the use of RXi’s funds and any proceeds we contribute to RXi. However, we will have no right to control RXi’s use of its funds.
     We Will Not Control RXi, And The Officers, Directors and Other RXi Stockholders May Have Interests That Are Different From Ours
     We have entered into a letter agreement with UMMS and a separate agreement with RXi and its other current stockholders under which we agree during the term of RXi’s new licenses from UMMS to vote our shares of RXi common stock for the election of directors of RXi and to take other actions to ensure that a majority of the RXi board of directors are independent of us. These agreements will become effective only upon RXi’s initial funding. Upon the initial funding, if we own at any time a majority of the outstanding voting power of RXi, we have agreed that we will reduce our ownership to less than a majority as soon as reasonably practicable. At any time at which we own less than a majority of the voting power RXi, we will not be able to solely determine the outcome of matters submitted to a vote of RXi stockholders. The other stockholders of RXi also may have interests that are different from ours. Accordingly, RXi may engage in actions or develop its business and operations in a manner that we believe are not in our best interests.
     Products Developed by RXi Could Eventually Compete With Our Products For ALS, Type 2 Diabetes and Obesity and Other Disease Indications
     RXi has determined to focus its initial efforts on developing an RNAi therapeutics for the treatment of a specific form of ALS caused by a defect in the SOD1 gene. Although arimoclomol is being developed by CytRx for all forms of ALS, it is possible that any products developed by RXi for the treatment of ALS could compete with any ALS products that CytRx may develop. RXi also plans to pursue the development of RNAi therapeutics for the treatment of obesity and type 2 diabetes, which could compete with any products that CytRx may develop for the treatment of these diseases. The potential commercial success of any products that CytRx may develop for these and other diseases may be adversely effected by competing products that RXi may develop.
     RXi Will Be Subject to Competition, and It May Not Be Able To Compete Successfully
     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Alnylam Pharmaceuticals, Sirna Therapeutics (which was recently acquired by Merck), Acuity Pharmaceuticals, Nastech Pharmaceutical Company Inc., Nucleonics, Inc., Tacere Therapeutics Inc. and Benitec Ltd. and a number of the multinational pharmaceutical companies. These competitors have substantially greater research and development capabilities and financial, scientific, technical, manufacturing, marketing, distribution, and other resources than RXi, and RXi may not be able to compete successfully.

Risks Associated with Our Common Stock
     Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management or May Discourage Others From Acquiring Us and Thereby Adversely Affect Stockholder Value
     We have a stockholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without the approval of our board of directors. We recently extended the stockholder rights plan through April 2017. The intent of the stockholder rights plan and our bylaw provisions is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors.
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
     Our bylaws provide that directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause. Our bylaws also provide that a stockholder must give us at least 120 days notice of a proposal or director nomination that such stockholder desires to present at any annual meeting or special meeting of stockholders. Such provision prevents a stockholder from making a proposal or director nomination at a stockholder meeting without us having advance notice of that proposal or director nomination. This could make a change in control more difficult by providing our directors with more time to prepare an opposition to a proposed change in control. By making it more difficult to remove or install new directors, the bylaw provisions may also make our existing management less responsive to the views of our stockholders with respect to our operations and other issues such as management selection and management compensation.
     Our Outstanding Options and Warrants and the Registrations of Our Shares Issued in and Our Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of February 28, 2007, there were outstanding stock options and warrants to purchase approximately 23.4 million shares of our common stock at exercise prices ranging from $0.20 to $2.70 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. Warrants to purchase approximately 2.8 million shares contain anti-dilution provisions that are triggered upon any issuance of securities by us below the prevailing market price of our common stock. Warrants to purchase approximately 23.4 million shares contain anti-dilution provisions pertaining to dividends or distributions with respect to our common stock that could be triggered if we were to make a dividend or distribution of RXi shares while the warrants remain outstanding. In the event that these anti-dilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

     Since 2003, we have registered with the SEC for resale by the holders a total of approximately 51.1 million outstanding shares of our common stock and an additional approximately 22.6 million shares of our common stock issuable upon exercise of options and warrants. The availability for public resale of these various shares, as well as actual resales of these shares, could adversely affect the trading price of our common stock.
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
     We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock
     The market price of our common stock has ranged from $0.87 to $5.49 per share during the 52-week period ended March 23, 2007, and may continue to experience significant volatility from time to time. Factors such as the following may affect such volatility:
•	announcements of regulatory developments or technological innovations by us or our competitors;

•	changes in our relationship with our licensors and other strategic partners;

•	changes in our ownership or other relationships with RXi;

•	our quarterly operating results;

•	developments in patent or other technology ownership rights;

•	public concern regarding the safety of our products;

•	government regulation of drug pricing; and

•	other factors which may affect our stock price are general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.
Item 2. PROPERTIES
     Our headquarters are located in leased facilities in Los Angeles, California. The lease covers approximately 4,700 square feet of office space and expires in June 2008.
     We also lease approximately 6,900 square feet of office and laboratory space in Worcester, Massachusetts, which CytRx shares with RXi. The lease expires in December 2007. Our headquarters and laboratory facilities are sufficient for our current purposes.
Item 3. LEGAL PROCEEDINGS
     We are occasionally involved in claims arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on us.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Market Information
     Our common stock is traded on the Nasdaq Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the Nasdaq Capital Market:

	High	Low
Fiscal Year 2007:

First Quarter through March 23	$5.49	$1.74

Fiscal Year 2006:

Fourth Quarter	$2.04	$1.21
Third Quarter	$1.94	$0.87
Second Quarter	$2.30	$1.06
First Quarter	$1.92	$1.01

Fiscal Year 2005:

Fourth Quarter	$1.13	$0.85
Third Quarter	$1.22	$0.76
Second Quarter	$1.44	$0.75
First Quarter	$2.07	$1.14
     Holders
     On March 23, 2007, there were approximately 8,800 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions.
     Dividends
     We have not paid any dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.
     Recent Sales of Unregistered Securities
     Since the last current report on Form 8-K that we filed with the Securities and Exchange Commission on February 28, 2007, we have issued a total of 652,734 shares of our common stock in unregistered sales of our equity securities. The 652,734 shares were issued to four holders of warrants in connection with the exercise by such warrant holders of outstanding common stock purchase warrants. The 652,734 shares were issued for the following consideration: 5,000 shares were issued upon the payment of the $2.25 per share warrant exercise price; 136,504 shares were issued upon the payment of the $2.00 per share warrant exercise price; 43,563 shares were issued upon the payment of the $1.86 per share warrant exercise price; 175,000 shares were issued upon the payment of the $1.69 per share warrant exercise price, and 292,667 shares were issued upon the payment of the $1.54 per share warrant exercise price. We received approximately $1.1 million in the aggregate upon the exercise of the foregoing warrants. Our issuance of the 652,734 shares of our common stock upon exercise of the foregoing warrants was exempt from registration under the Securities Act of 1933 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     Comparison of Cumulative Total Returns
     The following line graph presentation compares cumulative total stockholder returns of CytRx with the Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Index (the “Peer Index”) for the five-year period from December 31, 2001 to December 31, 2006. The graph and table assume that $100 was invested in each of CytRx’s common stock, the Nasdaq Stock Market Index and the Peer Index on December 31, 2001, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.
Comparison of Cumulative Total Returns

	December 31,
	2002	2003	2004	2005	2006
CytRx Corporation	38	286	216	158	294
Nasdaq Stock Market Index	69	104	113	116	128
Nasdaq Pharmaceutical Index	65	95	101	111	109

     Equity Compensation Plans
     The following table sets forth certain information as of December 31, 2006, regarding securities authorized for issuance under our equity compensation plans.

			(c)
			Number of Securities
			Remaining Available
	(a)		for Issuance Under
	Number of Securities	(b)	Equity
	to be Issued Upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by our stockholders:
1994 Stock Option Plan	9,167	$1.00	—
1995 Stock Option Plan	—	—	—
1998 Long-Term Incentive Plan	100,041	1.02	29,517
2000 Long-Term Incentive Plan	6,749,000	1.66	2,822,750
Equity compensation plans not approved by our stockholders:
Outstanding warrants(1)	3,783,315	1.56	—

Total:	10,641,523	$1.64	2,852,267

(1)	The warrants shown were issued as compensation for various services and do not include warrants sold in private placement transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the recipients of the warrants. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from 5 to 10 years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events.

Item 6. SELECTED FINANCIAL DATA
     General
     The following selected financial data are derived from our audited financial statements. Our financial statements for 2006, 2005 and 2004 have been audited by BDO Seidman, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand.

	2006	2005	2004	2003	2002
		(restated)
Statement of Operations Data:
Revenues
Recruiting revenues	$—	$—	$—	$—	$23,000
License fees	101,000	101,000	428,000	94,000	1,051,000
Grant income	106,000	—	—	—	46,000
Service revenues	1,859,000	83,000	—	—	—

Total revenues	$2,066,000	$184,000	$428,000	$94,000	$1,120,000

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(488,000)	(1,076,000)	—	—	—

Net loss applicable to common stockholders	$(17,240,000)	$(16,169,000)	$(16,392,000)	$(17,845,000)	$(6,176,000)

Basic and diluted loss per share applicable to common stock	$(0.25)	$(0.28)	$(0.48)	$(0.65)	$(0.39)

Balance Sheet Data:
Cash and cash equivalents	$30,381,000	$8,299,000	$1,988,000	$11,644,000	$387,000
Total assets	$31,636,000	$9,939,000	$5,049,000	$12,324,000	$9,284,000
Total stockholders’ equity	$5,150,000	$7,208,000	$1,595,000	$10,193,000	$7,959,000
Factors Affecting Comparability
     In August 2006, we received approximately $24.5 million in marketable securities (which were sold by us for approximately $24.3 million) from the privately-funded ALS Charitable Remainder Trust, or ALSCRT, in exchange for our commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty from worldwide sales of arimoclomol. We have recorded the value received under the arrangement as deferred service revenue. We are recognizing the service revenue using the proportional performance method of revenue recognition, under which service revenue will be recognized as a percentage of actual research and development expense. During 2006, we recognized approximately $1.8 million of service revenue related to this transaction.
     Our Statement of Operations as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1.2 million. As of December 31, 2006, there was $952,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2009. Compensation costs will be adjusted for future changes in estimated forfeitures.

     On March 2, 2006, we completed a $13.4 million private equity financing in which we issued 10,650,795 shares of our common stock and warrants to purchase an additional 6,070,953 shares of our common stock at an exercise price of $1.54 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, we received approximately $12.4 million of proceeds.
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
     In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005, as restated, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.
     In the fourth quarter of 2004, we completed our acquisition of all of the clinical, pharmaceutical and related intellectual property assets of Biorex Research & Development, RT. We paid Biorex $3.0 million in cash for the assets and incurred approximately $500,000 in expenses related to the transaction. The assets acquired from Biorex include three drug candidates, including arimoclomol, that had completed the Europeans’ equivalent of a Phase I clinical trial, as well as a molecular library. With the assistance of an outside appraiser, we evaluated the assets acquired from Biorex and their current state of development, the severability of the assets, and alternative uses of the compounds. Based on our evaluation, the $3.0 million value allocated to the three drug candidates was written off at the time of acquisition as in-process research and development and the $500,000 value attributable to the compound molecular library was included in our assets at December 31, 2004.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read together with the discussion under “Selected Financial Data” and our consolidated financial statements included in this Annual Report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under the caption “Risk Factors” and elsewhere in this Annual Report.
Overview
     CytRx Corporation
     CytRx is a biopharmaceutical research and development company engaged in developing human therapeutic products based primarily upon our small molecule molecular “chaperone” co-induction technology. We recently completed a Phase IIa clinical trial of our lead small molecule product candidate, arimoclomol, for the treatment of amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease. We plan to initiate a Phase IIb trial of arimoclomol for this indication during the second half of 2007, subject to clearance from the U.S. Food and Drug Administration. We also are pursuing clinical development of our other small molecule product candidates, as well as a novel HIV DNA + protein vaccine. We previously entered into strategic alliances with respect to the development of products using our other technologies.
     We also are engaged in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with the expression of targeted disease-associated genes. In order to fully realize the potential value of our RNAi technologies, in January 2007 we transferred to RXi Pharmaceuticals Corporation, our majority-owned subsidiary, substantially all of our RNAi-related technologies and assets. RXi will focus solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity.
     We have relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At December 31, 2006, we had cash and cash equivalents of $30.4 million, and as of March 23, 2007, we had received approximately $11.0 million in connection with the exercise of warrants and options since December 31, 2006. We believe that we have adequate financial resources to support our currently planned level of operations into the first quarter of 2009, which expectation is based in part on projected expenditures for 2007 of: $6.5 million for our Phase IIb trial for arimoclomol for ALS and related studies, $3.9 million for our other ongoing and planned preclinical programs, $8.8 million for general and administrative expenses, and $1.6 million to provide interim funding for RXi’s first few months of operations. We estimate RXi will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in payments under agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). If, in addition to the interim funding for which we have already budgeted, we elect to provide RXi with all or a substantial portion of its initial funding for 2007 and beyond in the coming few months, and if we are unable to raise funds in the future to replenish any amounts that we provide to RXi, our current working capital will be depleted accordingly. We have no significant revenue, and we expect to have no significant revenue and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities. We anticipate, therefore, that our operating results will fluctuate for the foreseeable future and period-to-period comparisons should not be relied upon as predictive of the results in future periods.

     RXi Pharmaceuticals Corporation
     In addition to transferring to RXi our RNAi-related technologies and assets, we have recently entered into a number of agreements relating to RXi as described in Part I, Item 1, of this Annual Report under the caption “RXi Pharmaceuticals Corporation – Recent Developments,” which will affect our future financial condition and results of operations.
     On January 8, 2007, we entered into a letter agreement with RXi under which RXi has agreed to reimburse us, following its initial funding, for all organizational and operational expenses incurred by us in connection with the formation, initial operations and funding of RXi. As of February 28, 2007, we had advanced approximately $592,000 to RXi for which it will be obligated to reimburse us.
     We have agreed to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable following RXi’s initial funding in the coming few months. In order to reduce our ownership interest in RXi, we may seek to dispose of a portion of our RXi shares through a dividend or distribution of such shares to our stockholders, a sale or other disposition to one or more third parties, or other means. We have no agreement, understanding or arrangement with respect to the possible disposition of any of our RXi shares. Any proposed dividend or other distribution to our stockholders of RXi shares would be subject to SEC rules and the requirements of the Delaware General Corporation Law. We may be unable to comply with these rules and requirements, or may experience delays in complying. Any such dividend or distribution may be taxable to CytRx. There is no assurance that we will be able to satisfy our obligations to UMMS to reduce our ownership of RXi in a manner that would be advantageous to us or our stockholders.
     RXi began operating as a stand-alone company with its own management, business, and operations in January 2007. Following RXi’s initial funding, we have agreed under our letter agreement with UMMS and our separate stockholders agreement with RXi and its other current stockholders to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. During the time that RXi is majority-owned, the consolidated financial statements of CytRx will include 100% of the assets and liabilities of RXi and the ownership of the interests of the minority shareholders will be recorded as “minority interests.” In the future, if CytRx owns more than 20% but less than 50% of the outstanding shares of RXi, CytRx would account for its investment in RXi using the equity method. Under the equity method, CytRx would record its pro-rata share of the gains or losses of RXi against its historical basis investment in RXi. For 2007, we expect RXi’s research and development expenses will be approximately $6.2 million, which, if RXi were to remain a consolidated subsidiary of CytRx, would result in an increase in our consolidated research and development expenses and a corresponding decrease in our consolidated cash position.
Research and Development
     Expenditures for research and development activities related to continuing operations were $9.8 million, $9.1 million and $9.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, with research and development expenses representing approximately 50%, 58% and 53% of our total expenses for the years ended December 31, 2006, 2005 and 2004, respectively. Included in research and development expenses for 2004 was $3.0 million of in-process research and development that was written off in conjunction with our acquisition of assets from Biorex. Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”
     We presently expect to incur expenses of approximately $6.5 million for our Phase II clinical program with arimoclomol for ALS during 2007, and an additional $10.3 million in 2008 and $10.0 million in 2009. The actual cost of our clinical program for ALS could differ significantly from our current projections due to any additional requirements imposed by the FDA in connection with our planned Phase IIb trial, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

     There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including our molecular chaperone co-induction technology and RXi’s RNAi-related technologies. The successful development of any product candidate is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any product candidate, due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
     Any failure to complete any stage of the development of our products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with our business is set forth in the “Risk Factors” section of this Annual Report.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     Our significant accounting policies are summarized in Note 2 of the Notes to Financial Statements included in this Annual Report. We believe the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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
     In August 2006, we received approximately $24.5 million in marketable securities (which were sold by us for approximately $24.3 million in cash) from the privately-funded ALS Charitable Remainder Trust (ALSCRT) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one-percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALSCRT has no obligation to provide any further funding to us. We have analyzed the transaction and concluded that, due to the research and development components of the transaction, it is properly accounted for under SFAS No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar for dollar basis for each dollar of expense incurred for the research and development of arimoclomol and then the development of other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates quarterly as better information becomes available. As of December 31, 2006, we recognized approximately $1.8 million of service revenue related to this transaction.
     We adjust our estimates of ALS-related research and development costs incurred on a quarterly basis. Any significant change in ALS-related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.
     Research and Development Expenses
     Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Research and development expenses include costs to acquire technologies which are utilized in research and development and which have no alternative future use. Until technological feasibility has been established, technology developed for use in our products also is expensed as incurred.
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
     Share-based Compensation
     Our share-based employee compensation plans are described in Note 13 of the Notes to our Financial Statements. On January 1, 2006, we adopted SFAS 123(R), “Accounting for Stock-based Compensation, revised 2004” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. SFAS 123(R) differs from our previous accounting under APB 25 and SFAS 123 for periods prior to January 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107, “Share-Based Payment,” relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
     Our Statement of Operations as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1.2 million. As of December 31, 2006, there was $952,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2009. Compensation costs will be adjusted for future changes in estimated forfeitures.
     The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in 2006, 2005 and 2004, respectively: risk-free interest rates of 4.9%, 4.1% and 3.7%, respectively; expected volatility of 111.6%, 109.0% and 117.0%, respectively; expected life of the options of 6.0 years, 8.0 years and 8.0 years, respectively; and no dividends made in any year. Based on historical experience, for 2006, we estimated an annualized forfeiture rate of 10% for options granted to employees and 3% for options granted to senior management and directors. For 2005 and 2004, we accounted for forfeitures on an as-occurred basis. Any change in actual forfeitures from our historical experience could result in an adjustment of our forfeiture estimate and a corresponding change in the amount of compensation expenses recorded in any single quarterly or annual period. The weighted average fair value of stock options granted during 2006, 2005 and 2004 was $1.11, $0.95 and $1.73, respectively.
     Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals or exceeds the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.
     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments that Are Issued to other than Employees for Acquiring, or in conjunction with Selling Goods, or Services, which require that such equity instruments be recorded at their fair value on the measurement date. The measurement of share-based compensation generally is subject to periodic adjustment as the underlying equity instruments vest. Non-employee share-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances, however, option grants to non-employees are immediately vested and are therefore recorded as an expense if the service has been provided, or capitalized as a prepaid asset and amortized over the period of service if the services has not been provided as of the vesting date. Additionally, in our estimates, we consider the achievement of performance by non-employee service providers at the grant date.
     We have adopted the simplified method provided in SFAS 123(R) to use for calculating the beginning balance of the additional paid in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We have not recognized excess tax benefits related to employee stock-based compensation and, therefore, do not currently have an APIC pool.
     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. We have elected to reflect early adoption of FSP 00-19-2 in our 2006 financial statements, and the adoption did not have an effect on our financial statements. In adopting FSP 00-19-2, we concluded that it was not probably that we would be required to pay any penalties under the existing registration rights agreements entered into in January 2005 and March 2006.
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
Earnings Per Share
     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 30.2 million shares, 24.7 million shares and 14.5 million shares at December 31, 2006, 2005 and 2004, respectively. In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005, as restated, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.
Quarterly Financial Data
     The following table sets forth unaudited statement of operations data for each quarter during our most recent two fiscal years. This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The quarterly financial data should be read in conjunction with our financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	(restated)
2006
Total revenues	$61	$—	$776	$1,229
Net loss	(4,166)	(5,465)	(2,972)	(4,148)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(488)	—	—	—

Net loss applicable to common stockholders	$(4,654)	$(5,465)	$(2,972)	$(4,148)

Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.08)	$(0.04)	$(0.06)

	(restated)
2005
Total revenues	$1	$—	$10	$173
Net loss	(3,527)	(4,509)	(3,492)	(3,565)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(1,076)	—	—	—

Net loss applicable to common stockholders	$(4,603)	$(4,509)	$(3,492)	$(3,565)

Basic and diluted loss per share applicable to common stock	$(0.09)	$(0.08)	$(0.06)	$(0.06)

     Quarterly and yearly loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year. In 2006, we adopted SFAS 123(R), and incurred $1.2 million in employee non-cash compensation expense. No corresponding expenses were recorded in 2005 or 2004.
     In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005, as restated, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares. Our quarterly financial data has been restated to reflect the impact of the deemed dividend upon the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005, respectively.
Liquidity and Capital Resources
     General
     At December 31, 2006, we had cash and cash equivalents of $30.4 million and total assets of $31.6 million compared to $8.3 million and $9.9 million, respectively, at December 31, 2005. Our working capital totaled $20.3 million at December 31, 2006, compared to $6.3 million at December 31, 2005.
     We have relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. As of March 23, 2007, we also had received approximately $11.0 million in connection with the exercise of warrants and options since December 31, 2006. We believe that we have adequate financial resources to support our currently planned level of operations into the first quarter of 2009, which expectation is based in part on projected expenditures for 2007 of: $6.5 million for our Phase IIb trial for arimoclomol for ALS and related studies, $3.9 million for our other ongoing and planned preclinical programs, $8.8 million for general and administrative expenses, and $1.6 million to provide interim funding for RXi’s first few months of operations. We estimate RXi will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in payments under agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). If, in addition to the interim funding for which we have already budgeted, we elect to provide RXi with all or a substantial portion of its initial funding for 2007 and beyond in the coming few months, and if we are unable to raise funds in the future to replenish any amounts that we provide to RXi, our current working capital will be depleted accordingly. We anticipate it will take a minimum of three years and possibly longer for us to generate recurring revenue, and we will be dependent on obtaining future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms, or at all.
     RXi Initial Funding Requirements
     UMMS may terminate the 2007 UMMS licenses and the new UMMS invention disclosure agreement with RXi will not become effective unless RXi achieves a funding milestone in the coming few months. We are not obligated to provide RXi with any of the initial funding, and neither CytRx nor RXi has any commitment or agreement from any source to provide funding to RXi. No assurance can be given that RXi will, in fact, receive initial funding. In the event that RXi does not receive the initial funding either from CytRx or one or more third parties in the coming few months, UMMS will be entitled to terminate the 2007 UMMS licenses and the new UMMS invention disclosure agreement will not become effective. The loss of the 2007 UMMS licenses and new UMMS invention disclosure agreement could have a material adverse effect on the market price of our common stock. In that event, RXi’s ability to develop the RNAi technologies that we contributed to RXi also could be materially and adversely affected.
     In our letter agreement with UMMS and our separate stockholders agreement with RXi and its other current stockholders, we have agreed to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable following RXi’s receipt of initial funding. In order to reduce our ownership interest in RXi, we may seek to dispose of a portion of our RXi shares through a dividend or distribution of such shares to our stockholders, a sale or other disposition to one or more third parties, or other means. We have no agreement, understanding or arrangement with respect to the possible disposition of any of our RXi shares. Any proposed dividend or other distribution to our stockholders of RXi shares would be subject to SEC rules and the requirements of the Delaware General Corporation Law. We may be unable to comply with these rules and requirements, or may experience delays in complying. Any such dividend or distribution may be taxable to CytRx, and would likely be taxable to our stockholders. There is no assurance that we will be able to satisfy our obligations to UMMS to reduce our ownership of RXi in a manner that would be advantageous to us or our stockholders.
     Discussion of 2006 Activities and Future Capital Requirements
     Net loss for the year ended December 31, 2006 was $16.8 million, and cash provided from operating activities for that period was $9.4 million.
     The $9.4 million in cash provided from operating activities includes net proceeds of $24.3 million received from the ALS Charitable Remainder Trust in August 2006 in connection with the sale of a one-percent royalty interest in our worldwide sales of arimoclomol for ALS. Included in the net loss of $16.8 million is the $1.8 million of revenue recognized in 2006 in connection with that sale. The remaining $22.5 million of the net proceeds from that sale were recorded as deferred revenues. Other non-cash items included in our net loss necessary to reconcile cash provided from operating activities include a net change in assets and liabilities of $1.4 million, $1.7 million in stock option expense related to options granted to employees and consultants, $263,000 related to the issuance of stock pursuant to a license agreement with UMMS, $228,000 of depreciation and amortization expense and $3,000 of retirements. Included in the $1.7 million in stock option expense related to options granted to employees and consultants is $1.2 million of expenses for employee options recorded under SFAS 123(R), which we adopted in 2006, and accordingly no corresponding amount was recorded in earlier periods.
     Our net loss for the year ended December 31, 2005 was $15.1 million, which resulted in net cash used in operating activities of $14.5 million. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2005 were primarily $586,000 of stock option expense related to options granted to consultants, as well as a net change in assets and liabilities of $210,000 offset by the recording of $217,000 in depreciation and amortization.
     Our net loss for the year ended December 31, 2004 was $16.4 million, which includes the write-off of $3.0 million of in-process research and development related to the acquisition of assets from Biorex. The $16.4 million loss resulted in net cash used in operating activities of $12.4 million. Adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2004 were primarily $1,977,000 of common stock, options and warrants issued in lieu of cash for general and administrative services, as well as a net change in assets and liabilities of $570,000 and depreciation of $104,000. Additionally, we issued $388,000 of common stock in lieu of cash in connection with certain license fees and $1.0 million of common stock in connection with research and development activities, as well as a net change.
     For the year ended December 31, 2006, only a small amount of cash was used in investing activities. For the year ended December 31, 2005, the only significant investing activity was the redemption of an approximately $1.0 million certificate of deposit. Other investing activities consisted primarily of the purchase of small amounts of computers and laboratory equipment. We expect capital spending to increase during 2007 over our 2006 levels to support our increasing research and development efforts. In the year ended December

31, 2004, net cash used in investing activities consisted of $962,000 for the purchase of securities to be held to maturity and $772,000 for property and equipment, which includes $447,000 related to assets acquired in connection with the molecular library assets of Biorex.
     Cash provided by financing activities for the year ended December 31, 2006 was $12.8 million compared to $19.8 million in the year ended December 31, 2005. During 2006, we raised $12.4 million through the sale of common stock and an additional $359,000 as a result of the exercise of stock options and warrants. The decrease in cash provided from financing activities of $7.0 million is due to a greater amount of cash being raised from the issuance of common stock in the year ended December 31, 2005. During the year ended December 31, 2005, we raised $19.6 million through the sale of common stock. Net cash provided by financing activities in the year ended December 31, 2004 was $4.4 million. The cash provided was the result of $526,000 received upon the exercise of stock options and warrants and the $3.9 million private equity financing completed in October 2004.
     We believe that we have adequate working capital to allow us to operate at our currently planned levels into the second quarter of 2009. We estimate RXi’s expenditures for 2007 will be approximately $5.1 million.
     We may require additional capital in order to fund the completion of our Phase II clinical program for arimoclomol for the treatment of ALS, and the other ongoing research and development related to the drug candidates acquired from Biorex in October 2004. We spent $5.0 million on the arimoclomol clinical program in 2006, and we estimate that the overall program, including the ongoing studies and the planned Phase IIb trial that we expect to initiate in the second half of 2007, subject to clearance from the FDA, will require us to expend an additional $26.8 million. We expect to incur expenses of approximately $6.5 million in 2007, and $20.3 million thereafter over the following 12 to 18 months of the program. However, we may incur substantial additional expense and the trial may be delayed if the FDA requires us to generate additional pre-clinical or clinical data in connection with the clinical trial, or the FDA requires us to revise significantly our planned protocol for the Phase IIb.
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
     Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
     Contractual Obligations
     We acquire assets still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, we may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.

     These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves clinical testing objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.
     Our current contractual obligations that will require future cash payments are as follows:

	Non-Cancelable			Cancelable
	Operating	Employment		Research and	License
	Leases	Agreements	Subtotal	Development	Agreements	Subtotal
	(In thousands)
	(1)	(2)		(3)	(4)		Total

2007	$534	$1,735	$2,269	$5,583	$1,267	$6,850	$9,119
2008	138	876	1,014	7,424	332	7,756	8,770
2009	26	490	516	914	332	1,246	1,762
2010	10	240	250	—	282	282	532
2011 and thereafter	5	120	125	—	7,455	7,455	7,580

Total	$713	$3,461	$4,174	$13,921	$9,668	$23,589	$27,763

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors.

(2)	Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements.

(3)	Research and development obligations relate primarily to our Phase IIb clinical trial for arimoclomol for ALS. Most of these purchase obligations are cancelable.

(4)	License agreements generally relate to our obligations for licenses with UMMS associated with RNAi, which we are developing through our majority-owned RXi subsidiary. Included in the 2007 license obligations is an $800,000 payment that may be made in cash or common stock of RXi to UMMS. We anticipate making that payment in common stock of RXi following RXi’s initial funding.
     License and Collaboration Agreements
     In May 2006, we expanded our relationship with UMMS by entering into a new co-exclusive license agreement related to a patent application for chemical modifications of RNAi invented by Tariq M. Rana, Ph.D. In consideration of that license, we made a cash payment of $75,000 and, in December 2006, issued it a total of 150,000 shares of our common stock which were valued, for financial statement purposes, at approximately $263,000.
     On January 8, 2007, we entered into a Contribution Agreement with RXi under which we assigned and contributed to RXi substantially all of our RNAi-related technologies and assets, including the license described above. The assigned assets consisted primarily of our licenses from UMMS and from the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as equipment situated at our Worcester, Massachusetts, laboratory. The licensed technologies include patent applications on RNAi target sequences, chemical modifications and delivery to cells, field-specific licenses to a patent application on chemical modification of RNAi, the “Tuschl I” patent, and our exclusive licenses to patent applications that disclose gene targets for diabetes and obesity, including RIP140 (see, “Material Licenses and Other Agreements,” below). In connection with the contribution of the licenses and other assets, RXi assumed primary responsibility for all payments to UMMS and other obligations under the contributed licenses and assets.
     In addition to the RNAi licenses and rights that we contributed to RXi, on January 10, 2007, RXi entered into three exclusive, worldwide, sublicenseable licenses with UMMS for three different patent families and one non-exclusive, worldwide, non-sublicensable license for a fourth patent family, which we refer to collectively as the “2007 UMMS licenses,” pursuant to which UMMS granted RXi rights under certain UMMS patent applications to make, use and sell products related to applications of RNAi technologies. The 2007 UMMS licenses include an exclusive license covering nanotransporters, which may be effective in the delivery of RNAi compounds, as well as methods and potential compounds for the potential treatment of ALS that can be delivered locally to the central nervous system.
     As consideration for the 2007 UMMS licenses, we paid UMMS an aggregate up-front fee of $75,000 and reimbursed UMMS $103,000 for previously incurred patent expenses. RXi also agreed under the 2007 UMMS licenses to undertake to complete an initial funding of RXi in the coming few months. Upon the completion of RXi’s initial funding, RXi will be obligated to pay UMMS an additional license fee of $175,000 and issue to UMMS an aggregate of $1,600,000 of RXi common stock that is to be valued on a per share basis for this purpose based on the valuation of RXi in its initial funding.
     The foregoing license agreements with UMMS require us to make aggregate payments of up to $300,000 in 2007. In subsequent periods, we will be required to make aggregate payments ranging from $250,000 to $1.7 million per year to maintain the licenses. We are obligated to pay legal expenses for the prosecution of patents licensed from UMMS, which we anticipate will be approximately $175,000 during 2007, and to make milestone payments to UMMS based upon our progress in the clinical development and marketing of products utilizing the technologies licensed from UMMS. In the event that we were to successfully develop a product in each of the categories of obesity/type 2 diabetes and ALS, these milestone payments could aggregate up to $27.4 million. We also would be required to pay royalties to UMMS based on the net sales of those products. The actual milestone payments will vary, perhaps significantly, based upon the milestones we achieve and the products, if any, we develop.
     On January 10, 2007, RXi also entered into an invention disclosure agreement with UMMS pursuant to which UMMS is obligated for a three-year period to disclose to RXi any unrestricted inventions conceived or reduced to practice by UMMS related to therapeutic applications of RNAi technologies. Upon completion of RXi’s initial funding, RXi will be obligated to pay UMMS $100,000 in cash, and additionally either pay UMMS another $800,000 in cash or issue to UMMS $800,000 of RXi common stock that is to be valued on a per share basis for this purpose based on the valuation of RXi in the initial funding. RXi also will be obligated to pay UMMS $100,000 on each of the first and second anniversaries of the effective date of the invention disclosure agreement.
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
     Because the technologies licensed from UMMS and Imperial College UMMS had not achieved technological feasibility at the time that we licensed them, had no alternative future uses and, therefore, had no separate economic value, the total cost of all cash payments and stock issued for acquisition of the technology was expensed as research and development.

     Net Operating Loss Carryforward
     At December 31, 2006, we had United States federal and state net operating loss carryforwards of $87.2 million and $28.0 million, respectively, available to offset against future taxable income, which expire in 2007 through 2026. As a result of a change in-control that occurred in our shareholder base in July 2002, approximately $51.8 million in federal net operating loss carryforwards became limited in their availability to $747,000 annually. The remaining $35.4 million in federal net operating loss carryforwards, and the $27.4 million in state net operating loss carryforwards, are unrestricted. Additionally, due to the change-in-control, approximately $6.3 million of research and development tax credits will not be available for utilization and were written off. As of December 31, 2006, we also had research and development and orphan drug credits for federal and state purposes of approximately $2.1 million and $200,000, respectively, available for offset against future income taxes, which expire in 2007 through 2026. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
Results of Operations
     CytRx Corporation recorded net losses of $16.8 million, $15.1 million and $16.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.
     We recognized $1.9 million in service revenues, of which $1.8 million resulted from our $24.3 million sale to the ALS Charitable Remainder Trust of a one-percent royalty interest in the worldwide sales of arimoclomol in the year ended December 31, 2006. Additionally, during 2006 we earned an immaterial amount of license fees and grant revenue. In the year ended December 31, 2005, we earned an immaterial amount of service and license fee revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2007, we are not anticipating the receipt of any significant service or licensing fees, although we estimate that we will recognize an additional $6.5 million in service revenues from that arimoclomol royalty transaction. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALS Charitable Remainder Trust based on actual research and development costs incurred over the development period of our arimoclomol research.
Research and Development

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Research and development expense	$8,858	$8,867	$4,624
Non-cash research and development expense	674	220	1,388
Employee stock option expense	249	—	—
Acquired in-process research and development expense	—	—	3,022

	$9,781	$9,087	$9,034

     Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
     Research and development expenses incurred during 2006 and 2005 relate primarily to (i) our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to other drug candidates purchased from Biorex, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our collaboration and invention disclosure agreement pursuant to which UMMS has agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the on-going small molecule drug discovery operations at our Massachusetts laboratory. Although our future research and development activities could vary substantially, our research and development activities will remain substantial in the future as a result of commitments related to the foregoing activities. Research and development expenses presented in the accompanying consolidated financial statements during 2004 were primarily the result of efforts to develop RNAi through new and existing licensing agreements, sponsored research agreements, as well as research and development efforts performed at our Massachusetts laboratory. All research and development costs related to the activities of RXi and our laboratory were expensed.
     In October 2004, we acquired all of the clinical and pharmaceutical and related intellectual property assets of Biorex, a Hungry-based company focused on the development of novel small molecules with broad therapeutic applications in neurology, diabetes and cardiology for approximately $3.5 million in cash. Included in the assets acquired from Biorex are a molecular library, as well as the molecules arimoclomol, iroxanadine and bimoclomol, each of which had, at the time of acquisition, successfully completed the European equivalent of a Phase I clinical trial. After management’s evaluation of the acquired technology, approximately $3.0 million of the acquisition price was expensed in 2004 as in-process research and development.
     As compensation to members of our scientific advisory board and consultants, and in connection with the acquisition of technology, we sometimes issue shares of our common stock, stock options and warrants to purchase shares of our common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded non-cash charges of $700,000, $200,000, and $1.4 million in this regard during 2006, 2005, and 2004, respectively. With our adoption of SFAS 123(R) during 2006, we recorded $249,000 of employee stock option expense. No corresponding expense existed in 2005 or 2004.
     In 2007, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program with arimoclomol and related studies for the treatment of ALS and our continued development of our RNAi assets by our majority-owned subsidiary RXi. We currently estimate that the Phase IIb trial for arimoclomol for ALS and related studies will cost approximately $26.8 million over the 24 to 30 months beginning December 2006. Additionally, we estimate RXi will expend approximately $6.2 million on development activities for 2007.
General and administrative expenses

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
General and administrative expenses	$8,622	$6,057	$5,924
Stock, stock option and warrant expenses to non-employees and consultants	60	367	1,977
Employee stock option expense	975	—	—

	$9,657	$6,424	$7,901

     General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, and excluding depreciation expenses, were $8.6 million in 2006, $6.1 million in 2005 and $5.9 million in 2004. General and administrative expenses increased by $2.6 million in 2006 as compared to 2005 as a result of our ongoing Sarbanes-Oxley Act compliance efforts, an increase in administrative salaries and legal expenses. The legal expenses increase of $600,000 was associated with maintenance of our patent portfolio and the formation of

RXi. During 2007, we expect legal expenses to remain consistent with 2006 levels, as we expect patent expenses to increase, while being off-set by a decline in legal expenses associated with the formation of RXi. In our efforts to comply with Sarbanes-Oxley for the year-ended December 31, 2006 we incurred approximately $800,000 in consulting, audit and accounting system conversion expense. CytRx was required to comply with the attestation requirements under Section 404 of the Sarbanes-Oxley Act for the first time for the year ended December 31, 2006; therefore there are no corresponding expenses in 2005. We expect to incur in 2007 a similar level of expense associated with our Sarbanes-Oxley compliance. Our general and administrative salaries increased by $600,000 over the 2005 expense level as a result of a higher bonuses, additional regulatory and accounting personnel and annual salary increases. During 2005, we incurred approximately $0.9 million in higher salary expense than 2004, although the difference in total general and administrative expense was substantially smaller between 2005 and 2004 due to one-time expenses associated with our change in auditors in 2004, severance paid to certain members of management in the first half of 2004, and the settlement of certain legal proceedings, for which there was no comparable expense in 2005. With our adoption of SFAS 123(R) during 2006, we recorded $975,000 of employee stock option expense. No corresponding expense existed in 2005 or 2004.
     From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever we can measure more reliably. We recorded non-cash charges of $0.1 million during 2006, $0.4 million during 2005 and $2.0 million during 2004. These charges relate primarily to common stock, stock options and warrants issued for licensing fees and in connection with the engagement and retention of financial, business development and scientific advisors.
     Depreciation and amortization
     Depreciation and amortization expenses were $228,000, $217,000 and $104,000 in 2006, 2005 and 2004, respectively. The depreciation expense reflects the depreciation of our fixed assets and the amortization expenses related to our molecular library, which was placed in service in March 2005.
     Severance and other contractual payments to officers
     In accordance with Mutual General Release and Severance Agreements entered into in May 2004, we paid our former General Counsel and our former Chief Financial Officer, approximately $52,000 and 12 months of related benefits and approximately $150,000 and 18 months of related benefits, respectively. In addition, as part of the same agreements, the General Counsel and Chief Financial Officer were vested in options to purchase 87,500 and 105,000 shares, respectively, of our common stock.
     Interest income
     Interest income was $997,000 in 2006, as compared to $206,000 in 2005 and $60,000 in 2004. The variances between years are attributable primarily to the amount of cash available for investment each year and, to a lesser extent, changes in prevailing market rates.
     Minority interest in losses of subsidiary
     We recorded $81,000 in 2005 and $160,000 in 2004 related to the 5% minority interest in losses of our former CytRx Laboratories subsidiary. On June 30, 2005, we repurchased the 5% minority interest from Dr. Michael Czech, and on September 30, 2005, we merged CytRx Laboratories into CytRx.
     RXi is approximately 85%-owned by CytRx, and began operating as a stand-alone company with its own management, business, and operations in January 2007. Following RXi’s initial funding, we have agreed under our letter agreement with UMMS and our separate stockholders agreement with RXi and its other current stockholders to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. During the time that RXi is majority-owned, the consolidated financial statements of CytRx will include 100% of the assets and liabilities of RXi and the ownership interests of the minority shareholders will be recorded as “minority interests.” In the future, if CytRx owns more than 20% but less than 50% of the outstanding shares of RXi, CytRx would account for its investment in RXi using the equity method. Under the equity method, CytRx would record its pro-rata share of the gains or losses of RXi against its historical cost basis investment in RXi. For 2007, we expect RXi’s research and development expenses will be approximately $5.1 million, which, if RXi were to remain a consolidated subsidiary of CytRx, would result in an increase in our consolidated research and development expenses and a corresponding decrease in our consolidated working capital.
Recently Issued Accounting Standards
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 as of January 1, 2007, as required. While we have not yet completed our analysis, we do not expect that the adoption of FIN No. 48 will have a significant impact on our financial position and results of operations.
     On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We does not expect SFAS No. 157 will have a significant impact on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for our fiscal year ending December 31, 2006. We have adopted SAB 108 with no effect on our consolidated financial statements.
     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. We have elected to reflect early adoption of FSP 00-19-2 in our 2006 financial statements, and the adoption did not have an effect on our financial statements.
     We do not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on our consolidated financial position, results of operations or cash flows
Off-Balance Sheet Arrangements
     We have not entered into off-balance sheet financing arrangements, other than operating leases.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in institutional money market funds. The objective of our investment activities is to optimize our interest income consistent with preserving principal. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in 2006, it would have had an impact of approximately $100,000 on our statement of operations and cash flows for 2006 based upon our December 31, 2006 cash and cash equivalents balance.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2006 and 2005, and for each of the three years ended December 31, 2006, 2005 and 2004, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-25 of this Annual Report.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2006, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation and the existence of certain material weaknesses discussed below under “Management’s Report on Internal Control Over Financial Reporting,” our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements and related disclosures.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

     Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was not effective.
     Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented or detected.” Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006:
     A. Until the third quarter of 2005, our laboratory in Worcester, Massachusetts was operated by our subsidiary, CytRx Laboratories, Inc. (“CytRx Labs”). CytRx Labs maintained a separate accounting system, although the general ledger accounts in its system and our accounting system were identically numbered. On September 30, 2005, CytRx Labs was merged into CytRx, and we continued to operate the laboratory as an integrated part of CytRx.
     In the first quarter of 2006, for the sake of administrative efficiency, CytRx Labs’ general ledger system was integrated into our general ledger system by combining the laboratory’s general ledger accounts with our identically numbered accounts. In the process, expenses of the laboratory relating to rent, payroll and related employee benefits, which should properly have been classified as research and development expenses due to the nature of our activities carried on at the laboratory, were improperly classified as general and administrative expenses and reported as such in our consolidated financial statements for the first three quarters of 2006, because they were combined with corresponding accounts of CytRx, whose corporate offices and personnel are devoted primarily to administrative activities. Our management concluded that the foregoing constituted a material weakness in the effectiveness of our internal controls over quarterly and annual financial statement reporting.
     B. In May and September of 2003, we completed private placements of securities that included warrants to purchase approximately 2.8 million shares of our common stock. These warrants contain provisions for anti-dilution adjustments based upon future sales of our common stock or common stock equivalents at an effective price per share below the prevailing market price of our common stock at the time of the sale. We subsequently completed private placement transactions in January 2005 and in March 2006 involving our sale of securities at prices which triggered the foregoing anti-dilution adjustments to the warrants in question, and we recorded those adjustments as deemed dividends. Based upon a reevaluation of our historical accounting for those anti-dilution adjustments, management determined that, by analogy to the guidance provided by SFAS No. 128, Earnings Per Share, the deemed dividends should be subtracted from our net earnings (loss) (i.e., added to our net loss) to arrive at net loss allocable to common stockholders and for the purpose of calculating our net earnings (loss) per share. Our management concluded that the foregoing constituted a material weakness in the effectiveness of our internal controls over financial reporting related to the application of generally accepted accounting principles.
     Having completed our review and evaluation of the integration of the former separate accounting system of our laboratory facility in connection with the preparation of our annual financial statements for 2006, we believe that the remediation of this weakness has been completed. In addition, we intend to pursue actions to enhance internal review of all equity transactions to ensure the effectiveness of all aspects of our controls related to the accounting for anti-dilution adjustments to our outstanding warrants and other securities.
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

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information concerning our directors and executive officers:

		Class of
Name	Age	Director(1)	Position
Max Link, Ph.D.	66	III	Director, Chairman of the Board(2)(3)
Steven A. Kriegsman	65	II	Director, Chief Executive Officer, President
Marvin R. Selter	79	II	Director, Vice Chairman of the Board(2)(3)(4)
Louis Ignarro, Ph.D.	65	I	Director
Joseph Rubinfeld, Ph.D.	74	I	Director(2)(4)
Richard L. Wennekamp	64	II	Director(2)(3)(4)
Mark A. Tepper, Ph.D.	49	—	Senior Vice President — Drug Discovery
Matthew Natalizio	52	—	Chief Financial Officer, Treasurer
Jack R. Barber, Ph.D.	51	—	Chief Scientific Officer
Benjamin S. Levin	31	—	General Counsel, Vice President — Legal Affairs and Corporate Secretary
Tod Woolf, Ph.D.	42	—	President and Chief Executive Officer of RXi Pharmaceuticals Corporation

(1)	Our Class I directors serve until the 2007 annual meeting of stockholders, our Class II directors serve until the 2008 annual meeting of stockholders and our Class III director serves until the 2009 annual meeting of stockholders.

(2)	These directors constitute the members of our Audit Committee. Mr. Selter is the Chairman of the Committee.

(3)	These directors constitute the members of our Nominating and Corporate Governance Committee. Mr. Wennekamp is Chairman of the Committee.

(4)	These directors constitute the members of our Compensation Committee. Dr. Rubinfeld is Chairman of the committee.
     Max Link, Ph.D has been a director since 1996. Dr. Link has been retired from business since 2003. From March 2002 until its acquisition by Zimmer Holdings, Dr. Link served as Chairman and CEO of Centerpulse, Ltd. From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange Ltd. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Celsion Corporation, Discovery Laboratories, Inc., Human Genome Sciences, Inc. and PDL BioPharma, Inc.
     Steven A. Kriegsman has been a director and our President and Chief Executive Officer since July 2002. He also serves as a director of our majority-owned subsidiary, RXi Pharmaceuticals Corporation. He previously served as Director and Chairman of Global Genomics from June 2000. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. He has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. Mr. Kriegsman has a BS degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. He serves as a Director and is the former Chairman of the Audit

Committee of Bradley Pharmaceuticals, Inc. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, and the Palisades-Malibu YMCA.
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
     Jack Barber, Ph.D. has been our Senior Vice President — Drug Development since July 2004, and was recently named Chief Scientific Officer. He previously served as Chief Technical Officer and Vice President of Research and Development at Immusol, a biopharmaceutical company based in San Diego, California, since 1994. Prior to that, Dr. Barber spent seven years in various management positions at Viagene, most recently serving as Associate Director of Oncology. Dr. Barber received both his B.S. and Ph.D. in Biochemistry from the University of California, Los Angeles. He also carried out his post-doctoral fellowship at the Salk Institute for Biological Studies in La Jolla, California.
     Benjamin S. Levin has been our General Counsel, Vice President — Legal Affairs and Corporate Secretary since July 2004. From November 1999 to June 2004, Mr. Levin was an associate in the transactions department of the Los Angeles office of O’Melveny & Myers LLP. Mr. Levin received his S.B. in Economics from the Massachusetts Institute of Technology, and a J.D. from Stanford Law School.
     Tod Woolf, Ph.D., has served as President and Chief Executive Officer of our majority-owned subsidiary, RXi Pharmaceuticals Corporation, since January 2007. Dr. Woolf has twenty years’ experience developing and commercializing innovative biomedical technologies, including twelve years of biotechnology management experience. He founded Sequitur, an RNAi company acquired by Invitrogen (Nasdaq: IVGN) in 1996 and served from 1996 until 2003 as Chief Executive. From November 2003 until November 2006 he served as an advisor to Invitrogen and he has served as an advisor to other biotechnology companies including Praecis (acquired by GlaxoSmithkine) and Signet Laboratories (acquired by Covance). While at Sequitur, Dr. Woolf co-invented and commercialized STEALTH RNAi, one of the most widely used second generation RNAi products. Previously, he helped to develop and partner the core therapeutic technology at now public companies Genta, RPI (now SIRNA) and Ontogeny (now Curis). Dr. Woolf holds a Masters Degree and Doctorate in Biology from Harvard University. He has authored 40 patent applications and scientific publications and has given drug development lectures throughout the world.
Director Independence
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
     The Audit Committee must pre-approve all auditing services and all permitted non-auditing services to be provided by our outside auditors. In general, the Audit Committee’s policy is to grant such approval where it determines that the non-audit services are not incompatible with maintaining the auditors’ independence and there are cost or other efficiencies in obtaining such services from the auditors as compared to other possible providers. During the year ended 2006, the Audit Committee approved all of the non-audit services proposals submitted to it.
Transactions with Related Persons
General
     Our Audit Committee is responsible for reviewing and approving, as appropriate, all transactions with related persons, in accordance with its Charter and Nasdaq Marketplace Rules. We had no transactions with related persons in 2006, and there are no transactions currently proposed for 2007.
     Transactions between us, or our RXi subsidiary, and one or more related persons may present risks or conflicts of interest or the appearance of conflicts of interest. Our Code of Ethics requires all employees, officers and directors to avoid activities or relationships that conflict, or may be perceived to conflict, with our interests or adversely affect our reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate so long as there is full disclosure of the interest of the related parties in the transaction and review and approval by disinterested directors to ensure there is a legitimate business reason for the transaction and that the transaction is fair to us and our stockholders.
     As a result, the procedures followed by the Audit Committee to evaluate transactions with related persons require:
•	that all related person transactions, all material terms of the transactions, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction must be communicated to the Audit Committee; and
•	that all related person transactions, and any material amendment or modification to any related person transaction, be reviewed and approved or ratified by the Audit Committee, as required by Nasdaq Marketplace Rules.
     Our Audit Committee will evaluate related person transactions based on:
•	information provided by members of our board of directors in connection with the required annual evaluation of director independence;

•	pertinent responses to the Directors’ and Officers’ Questionnaires submitted periodically by our officers and directors and provided to the Audit Committee by our management;

•	background information on nominees for director provided by the Nominating and Corporate Governance Committee of our board of directors; and

•	any other relevant information provided by any of our directors or officers.
     In connection with its review and approval or ratification, if appropriate, of any related person transaction, our Audit Committee is to consider whether the transaction will compromise standards included in our Code of Ethics. In the case of any related person transaction involving an outside director or nominee for director, the Audit Committee also is to consider whether the transaction will compromise the director’s status as an independent director as prescribed in the Nasdaq Marketplace Rules.
     From time to time, there were receivables in immaterial amounts owed between us and our Chief Executive Officer related to travel and entertainment expense reimbursement, including personal charges to be reimbursed to us by our Chief Executive Officer. During 2005 and 2006, the largest amount owing to us was approximately $27,000, and the largest amount that we owed him was approximately $21,000. All amounts were subsequently repaid, and we did not deem the foregoing to constitute a related person transaction.
     All of our related person transactions will be disclosed in our filings with the SEC in accordance with SEC rules.
     Exemption Clause
     Item 404(a)(7)(a) of Securities and Exchange Commission Regulation S-K states that: Disclosure need not be provided if the transaction is one where the rates or charges involved in the transaction are determined by competitive bid, or the transaction involves rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.
     Applicable Definitions
     For purposes of our Audit Committee’s revew:
•	“related person” has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K (“Item 404(a)”); and

•	“related person transaction” means any transaction for which disclosure is required under the terms of Item 404(a) involving the Company and any related persons.
Section 16(a) Beneficial Ownership Reporting Compliance
     Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required under Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that our directors and executive officers and greater than 10% shareholders for 2006 complied with all applicable Section 16(a) filing requirements.
Code of Ethics
     We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller, a copy of which is available on our website at www.cytrx.com. We will furnish, without charge, a copy of our Code of Ethics upon request. Such requests should be directed to Attention: Corporate Secretary, 11726 San Vicente Boulevard, Suite 650, Los Angeles, California, or by telephone at 310-826-5648.

Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Overview of Executive Compensation Program
     The Compensation Committee of our board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to named executive officers are similar to those provided to our other officers.
     Throughout this Annual Report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2006, as well as the other individuals included in the Summary Compensation Table on page 60, are referred to as the “named executive officers.”
     Compensation Philosophy and Objectives
     The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. The Compensation Committee uses annual and other periodic cash bonuses to reward an officer’s achievement of specific goals and stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies. To that end, the Compensation Committee believes executive compensation packages provided by us to our named executive officers should include both cash and share-based compensation.
     Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the Compensation Committee has decided not to implement or offer any retirement plans, pension benefits, deferred compensation plans, or other similar plans for our executive officers. Accordingly, the components of the executive compensation consist of salary, year-end cash bonuses awarded based on the Compensation Committee’s subjective assessment of each individual executive’s job performance during the past year, stock option grants to provide executives with longer-term incentives, and occasional special compensation awards (either cash or stock options) to reward extraordinary efforts or results.
     As a biopharmaceutical company engaged in developing potential products that, to date, have not generated significant revenues and are not expected to generate significant revenues or profits for several years, the Compensation Committee also takes the company’s financial and working capital condition into account in its compensation decisions. Accordingly, the Compensation Committee historically has weighted bonuses more heavily with stock options rather than cash. The Compensation Committee may reassess the proper weighting of equity and cash compensation in light of the company’s improved working capital situation.
     Role of Executive Officers in Compensation Decisions
     The Compensation Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of other officers are made by the Chief Executive Officer.
     The Compensation Committee and the Chief Executive Officer annually review the performance of each named executive officer (other than the Chief Executive Officer, whose performance is reviewed only by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.
     Setting Executive Compensation
     Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. However, during 2006, the Compensation Committee did obtain and use in its compensation deliberations several third-party industry compensation surveys to establish cash and equity compensation for our executive officers. The Compensation Committee utilized this data to set compensation for our executive officers at levels targeted at or around the average of the compensation amounts provided to executives at comparable companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation.
     2006 Executive Compensation Components
     For 2006, the principal components of compensation for the named executive officers were:
•	base salary;

•	performance-based cash compensation; and

•	long-term equity incentive compensation.
     Base Salary
     The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the year. Base salary ranges for the named executive officers are determined for each executive based on his or her position and responsibility.
     During its review of base salaries for executives, the Compensation Committee primarily considers:
•	the negotiated terms of each executive employment agreement;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.
     Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance. Base salaries for the named executive officers in 2006 were increased from the base salaries in effect during the prior year by amounts ranging from 8.75% for the Chief Executive Officer to 12.8% for the Senior Vice President of Legal Affairs. Unless increased by the Compensation Committee, the salary increase for Mr. Kriegsman will remain in effect until the expiration of his employment agreement on July 1, 2008, while the other salary increases remain in effect until the expiration of their employment agreements on December 31, 2007.

     Performance-Based Compensation
     The Compensation Committee has not established an incentive compensation program with fixed performance targets. Because the company does not generate significant revenues and has not commercially released any products, the Compensation Committee bases its performance and achievement compensation awards on the achievement of product development targets and milestones, effective fund-raising efforts, and effective management of personnel and capital resources, among other criteria. During 2006, the Compensation Committee granted Mr. Kriegsman a special cash bonus of $200,000 in recognition of his role in negotiating our sale to the privately-funded ALS Charitable Remainder Trust of a one percent royalty in the worldwide sales of our small molecule drug candidate arimoclomol. During 2006, the Compensation Committee also granted Mr. Kriegsman an annual cash bonus of $200,000 and granted various cash bonuses to other executive officers, each in conjunction with the end of their employment contract years, because of their efforts in helping us advance the development of our products, raise working capital and achieve other corporate goals.
     Long-Term Equity Incentive Compensation
     As indicated above, the Compensation Committee also aims to encourage the company’s executive officers to focus on long-term company performance by allocating to them stock options that vest over a period of several years. In 2006, the Compensation Committee granted to Mr. Kriegsman a nonqualified option to purchase 200,000 shares of our common stock at a price of $1.38 per share, which equaled the closing market price on the date of grant. The option vests monthly over three years, provided that Mr. Kriegsman continues in our employ through such monthly vesting periods. In addition, in connection with entering into new employment agreements with three of the other executive officers, the Compensation Committee also granted stock options to those executive officers. All of these other stock options also had an exercise price of $1.38 per share, which equaled the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remained in our employ through such monthly vesting periods.
     Retirement Plans, Perquisites And Other Personal Benefits
     We currently maintain no retirement plan for the named executive officers or other employees. In addition, we do not provide any of our executive officers with any perquisites or other personal benefits, other than benefits that we offer Mr. Kriegsman provided for in his employment agreement. As required by his employment agreement, during 2006 we paid insurance premiums with respect to a life insurance policy for Mr. Kriegsman which had a face value of approximately $1.4 million as of December 31, 2006 and under which Mr. Kriegsman’s designee is the beneficiary.
     Except as follows, we do not have in effect any change of control provisions for payment to any executive officer in the event of a change in control of CytRx. Our stock option plans provide that all unvested options held by our employees, including the named executive officers, immediately vest upon a change of control. In addition, under our employment agreement with Mr. Kriegsman, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in his employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax, we have agreed to pay Mr. Kriegsman an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.
     Ownership Guidelines
     The Compensation Committee has no requirement that each named executive officer maintain a minimum ownership interest in our company.

     Our long-term incentive compensation consists of the grant of stock options to our named executive officers. The stock option program assists the company to:
•	establish the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives;

•	function as a retention tool because of the vesting features included in all options granted by the Compensation Committee; and

•	maintain competitive levels of total compensation.
     We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the ten-year option term. Vesting and exercise rights cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Our Board of Directors has also granted our Chief Executive Officer discretion to grant up to 100,000 options to employees upon joining our company, and to grant an additional “discretionary pool” of up to 100,000 incentive options during each employee review cycle. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones and attaining other annual corporate goals and objectives. On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our new executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance-based awards.
     It is our policy to award stock options at an exercise price equal to the Nasdaq Capital Market’s closing price of our common stock on the date of the grant. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the common stock on the grant date. The Compensation Committee has never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted options which are priced on a date other than the grant date. For purposes of determining the exercise price of stock options, the grant date is deemed to be the date on which the Compensation Committee approves the stock option grant.
     We have no program, practice or plan to grant stock options to our executive officers, including new executive officers, in coordination with the release of material nonpublic information. We also have not timed the release of material nonpublic information for the purpose of affecting the value of stock options or other compensation to our executive officers, and we have no plan to do so.
     In light of recent changes to the SEC’s rules regarding executive compensation disclosure, during 2007 we intend to consider whether it may be advisable to adopt additional policies and procedures regarding the grant of stock options.

     Tax and Accounting Implications
     Deductibility of Executive Compensation
     As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that corporations may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid to our executive officers generally is fully deductible for federal income tax purposes.
     Accounting for Share-Based Compensation
     Beginning on January 1, 2006, the company began accounting for share-based compensation in accordance with the requirements of FASB Statement 123(R). This accounting treatment has not significantly affected our compensation decisions. The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company’s compensation policy.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     There are no “interlocks,” as defined by the SEC, with respect to any member of the compensation committee. Joseph Rubinfeld, Ph.D., Marvin R. Selter and Richard L. Wennekamp are the current members of the Compensation Committee.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report.

Joseph Rubinfeld, Ph.D., Chairman	Marvin R. Selter	Richard L. Wennekamp

Summary Compensation Table
     The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2006 by Steven A. Kriegsman and Matthew Natalizio, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2006, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2006:
Summary Compensation Table

				Option
			Bonus	Awards	Total
Name and Position	Year	Salary ($)	($) (1)	($) (2)	($)
Steven A. Kriegsman President and Chief Executive Officer	2006	417,175	400,000	340,426	1,157,601

Matthew Natalizio Chief Financial Officer and Treasurer	2006	204,115	43,000	78,472	325,587

Jack R. Barber, Ph.D. Chief Scientific Officer	2006	261,750	68,750	90,544	421,044

Benjamin S. Levin General Counsel, Vice President – Legal Affairs and Secretary	2006	208,170	68,750	120,550	397,470

Mark A. Tepper, Ph.D. Senior Vice President – Drug Discovery	2006	249,093	—	205,777	454,870

(1)	Bonuses to the named executive officers reported above were paid in June 2006, which corresponded to the end of the contractual employment year for those officers. For future years, we plan to determine and award bonuses at the fiscal year end, and we will report any bonuses awarded for the latter half of 2006 when made in a Current Report on Form 8-K.

(2)	The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted in 2006 and prior fiscal years in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2000 Long-Term Incentive Plan, which is described in Note 13 of the Notes to Consolidated Financial Statements.

2006 Grants of Plan-Based Awards
     In 2006, we granted stock options to our named executive officers under our 2000 Long-Term Incentive Plan as follows:
2006 Grants of Plan-Based Awards

		All Other		Grant Date
		Option Awards	Exercise Price of	Fair Value of
		(# of CytRx	Option Awards	Option Awards
Name	Grant Date	Shares)	($/Sh)	($)
Steven A. Kriegsman	6/16/2006	200,000	$1.38	$236,000
President and Chief Executive Officer

Matthew Natalizio	6/16/2006	50,000	$1.38	$59,000
Chief Financial Officer and Treasurer

Jack R. Barber, Ph.D.	6/16/2006	100,000	$1.38	$118,000
Chief Scientific Officer

Benjamin S. Levin	6/16/2006	90,000	$1.38	$106,200
General Counsel, Vice President – Legal Affairs and Secretary

Mark A. Tepper, Ph.D.	—	—	—	—
Senior Vice President – Drug Discovery
2000 Long-Term Incentive Plan
     The purpose of our 2000 Long-Term Incentive Plan is to promote our success and enhance our value by linking the personal interests of our employees, officers, consultants and directors to those of our stockholders, and by providing our employees, officers, consultants and directors with an incentive for outstanding performance. The Plan was originally adopted by our board of directors on August 24, 2000 and by our stockholders on June 7, 2001, with certain amendments to the Plan having been subsequently approved by our board of directors and stockholders.
     The Plan authorizes the granting of awards to our employees, officers, consultants and directors and to employees, officers, consultants and directors of our subsidiaries. The following awards are available under the Plan:
•	options to purchase shares of common stock, which may be incentive stock options or non-qualified stock options;

•	stock appreciation rights;

•	restricted stock;

•	performance units;

•	dividend equivalents; and

•	other stock-based awards.
     The aggregate number of shares of our common stock reserved and available for awards under the Plan is 10,000,000 shares. As of February 28, 2007, there were 6,749,000 shares previously issued or subject to outstanding Plan awards, and 2,822,750 shares were reserved for issuance pursuant to future awards under the Plan. The maximum number of shares of common stock with respect to one or more options and stock appreciation rights that we may grant during any one calendar year under the Plan to any one participant is 1,000,000; except that in connection with his or her initial employment with the company or an affiliate, a participant may be granted options for up to an additional 1,000,000 shares. The maximum fair market value of any awards that any one participant may receive during any one calendar year under the Plan is $1,000,000, not including the value of options and stock appreciation rights (less any consideration paid by the participant for such award). We also have two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include 9,167 and 100,041 shares subject to outstanding stock options. As the terms of the plans provide that no options may be issued after 10 years, no options are available under the 1994 Plan. Under the 1998 Long Term Incentive Plan, 29,517 shares are available for future grant.
Administration
     The Plan is administered by the Compensation Committee of our board of directors. The Compensation Committee has the power, authority and discretion to:
•	designate participants;

•	determine the types of awards to grant to each participant and the number, terms and conditions of any award;

•	establish, adopt or revise any rules and regulations as it may deem necessary or advisable to administer the Plan; and

•	make all other decisions and determinations that may be required under, or as the Compensation Committee deems necessary or advisable to administer, the Plan.
Awards
     The following is summary description of financial instruments that may be granted to participants by the Compensation Committee of our board of directors. The Compensation Committee to date has only granted stock options to participants in the Plan.
     Stock Options. The Compensation Committee is authorized to grant both incentive stock options and non-qualified stock options. The terms of any incentive stock option must meet the requirements of Section 422 of the Internal Revenue Code. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant, and no option may have a term of more than 10 years from the grant date.
     Stock Appreciation Rights. The Compensation Committee may grant stock appreciation rights to participants. Upon the exercise of a stock appreciation right, the participant has the right to receive the excess, if any, of (1) the fair market value of one share of common stock on the date of exercise, over (2) the grant price of the stock appreciation right as determined by the Compensation Committee, which will not be less than the fair market value of one share of common stock on the date of grant.
     Restricted Stock. The Compensation Committee may make awards of restricted stock, which will be subject to such restrictions on transferability and other restrictions as the Compensation Committee may impose (including limitations on the right to vote restricted stock or the right to receive dividends, if any, on the restricted stock).
     Performance Units. The Compensation Committee may grant performance units on such terms and conditions as may be selected by the Compensation Committee. The Compensation Committee will have the complete discretion to determine the number of performance units granted to each participant and to set performance goals and other terms or conditions to payment of the performance units which, depending on the extent to which they are met, will determine the number and value of performance units that will be paid to the participant.
     Dividend Equivalents. The Compensation Committee is authorized to grant dividend equivalents to participants subject to such terms and conditions as may be selected by the Compensation Committee. Dividend equivalents entitle the participant to receive payments equal to dividends with respect to all or a portion of the number of shares of common stock subject to an option or other award, as determined by the

Compensation Committee. The Compensation Committee may provide that dividend equivalents be paid or distributed when accrued or be deemed to have been reinvested in additional shares of common stock, or otherwise reinvested.
     Other Stock-Based Awards. The Compensation Committee may grant other awards that are payable in, valued in whole or in part by reference to, or otherwise based on or related to shares of common stock, as deemed by the Compensation Committee to be consistent with the purposes of the Plan. These stock-based awards may include shares of common stock awarded as a bonus and not subject to any restrictions or conditions, convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of common stock, and awards valued by reference to book value of shares of common stock or the value of securities of or the performance of our subsidiaries. The Compensation Committee will determine the terms and conditions of any such awards.
     Performance Goals. The Compensation Committee in its discretion may determine awards based on:
•	the achievement by CytRx or a parent or subsidiary of a specific financial target;

•	CytRx’s stock price;

•	the achievement by an individual or a business unit of CytRx or a subsidiary of a specific financial target;

•	the achievement of specific goals with respect to (i) product development milestones, (ii) corporate financings, (iii) merger and acquisition activities, (iv) licensing transactions, (v) development of strategic partnerships or alliances, or (vi) acquisition or development of new technologies; and

•	any combination of the goals set forth above.
     The Compensation Committee has the right for any reason to reduce (but not increase) any award, even if a specific goal has been achieved. If an award is made on the basis of the achievement of a goal, the Compensation Committee must have established the goal before the beginning of the period for which the performance goal relates (or a later date as may be permitted under Internal Revenue Code Section 162(m)). Any payment of an award for achieving a goal will be conditioned on the written certification of the Compensation Committee in each case that the goals and any other material conditions were satisfied.
     Limitations on Transfer; Beneficiaries. Awards under the Plan may not be transferred or assigned by Plan participants other than by will or the laws of descent and distribution and, in the case of an incentive stock option, pursuant to a qualified domestic relations order, provided that the Compensation Committee may (but need not) permit other transfers where the Compensation Committee concludes that such transferability (1) does not result in accelerated taxation, (2) does not cause any option intended to be an incentive stock option to fail to qualify as such, and (3) is otherwise appropriate and desirable, taking into account any factors deemed relevant, including any state or federal tax or securities laws or regulations applicable to transferable awards. A Plan participant may, in the manner determined by the Compensation Committee, designate a beneficiary to exercise the participant’s rights and to receive any distribution with respect to any award upon the participant’s death.
     Acceleration Upon Certain Events. In the event of a “Change in Control” of CytRx, which is a term defined in the Plan, all outstanding options and other awards in the nature of rights that may be exercised will become fully vested and exercisable and all restrictions on all outstanding awards will lapse. The Compensation Committee may, however, in its sole discretion declare all outstanding options, stock appreciation rights and other awards in the nature of rights that may be exercised to become fully vested and exercisable, and all restrictions on all outstanding awards to lapse, in each case as of such date as the

Compensation Committee may, in its sole discretion, declare. The Compensation Committee may discriminate among participants or among awards in exercising such discretion.
Termination and Amendment
     Our board of directors or the Compensation Committee may, at any time and from time to time, terminate or amend the Plan without stockholder approval; provided, however, that our board or the Compensation Committee may condition any amendment on the approval of our stockholders if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations. No termination or amendment of the Plan may adversely affect any award previously granted without the written consent of the participants affected. The Compensation Committee may amend any outstanding award without the approval of the participants affected, except that no such amendment may diminish the value of an award determined as if it has been exercised, vested, cashed in or otherwise settled on the date of such amendment, and, except as otherwise permitted in the Plan, the exercise price of any option may not be reduced and the original term of any option may not be extended.
Holdings of Previously Awarded Equity
     Equity awards held as of December 31, 2006 by each of our named executive officers were issued under our 2000 Long-Term Incentive Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2006:
2006 Outstanding Equity Awards at Year-End

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised			Option
	Options			Exercise	Option
	(#)			Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Steven A. Kriegsman	33,380	(1)	166,620	1.38	6/16/16
President and Chief Executive	158,317	(1)	141,683	.79	5/17/15
Officer	250,000	(2)	—	2.47	6/20/13
	750,000	(2)	—	2.47	6/20/13

Matthew Natalizio	8,345	(1)	41,655	1.38	6/16/16
Chief Financial Officer and	79,159	(1)	70,841	.79	5/17/15
Treasurer	66,667	(2)	33,333	1.11	7/12/14

Jack R. Barber, Ph.D.	16,690	(1)	83,310	1.38	6/16/16
Chief Scientific Officer	79,159	(1)	70,841	.79	5/17/15
	66,667	(2)	33,333	1.13	7/06/14

Benjamin S. Levin	15,021	(1)	74,979	1.38	6/16/16
General Counsel, Vice	79,159	(1)	70,841	.79	5/17/15
President – Legal Affairs and	106,667	(2)	53,333	1.39	7/15/14
Secretary

Mark A. Tepper, Ph.D.	280,000	(2)	—	2.41	9/16/13
Senior Vice President – Drug	120,000	(2)	—	2.41	10/09/13
Discovery

(1)	These options vest in 36 equal monthly installments, subject to the option holder’s remaining in our continuous employ through such dates.

(2)	These options vest in three annual installments, subject to the option holder’s remaining in our continuous employ through such dates.

Employment Agreements and Potential Payment upon Termination or Change in Control
     Employment Agreement with Steven A. Kriegsman
     Mr. Kriegsman is employed as our Chief Executive Officer and President pursuant to an employment agreement that was amended and restated as of May 17, 2005 to continue through July 1, 2008. The employment agreement will automatically renew in July 2008 for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.
     Under his employment agreement, Mr. Kriegsman is entitled to receive an annual base salary of $400,000. Our board of directors (or its Compensation Committee) will review the base salary annually and may increase (but not decrease) it in its sole discretion. On June 16, 2006, our Compensation Committee completed its annual review of Mr. Kriegsman’s compensation, and we increased his annual base salary to $435,000, effective July 1, 2006. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. Pursuant to his employment agreement with us, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and President and that he may continue to serve as Chairman of the Kriegsman Group only so long as necessary to complete certain current assignments.
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
     In the event we terminate Mr. Kriegsman’s employment without “cause” (as defined), or if Mr. Kriegsman terminates his employment with “good reason” (as defined), (i) we have agreed to pay Mr. Kriegsman a lump-sum equal to his salary and prorated minimum annual bonus through to his date of termination, plus his salary and minimum annual bonus for a period of two years after his termination date, or until the expiration of the amended and restated employment agreement, whichever is later, (ii) he will be entitled to immediate vesting of all stock options or other awards based on our equity securities, and (iii) he will also be entitled to continuation of his life insurance premium payments and continued participation in any of our health plans through to the later of the expiration of the amended and restated employment agreement or 24 months following his termination date. Mr. Kriegsman will have no obligation in such events to seek new employment or offset the severance payments to him by any compensation received from any subsequent reemployment by another employer.
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

     Potential Paymenta upon Termination or Change in Control for Steven A. Kriegsman
     Mr. Kriegsman’s employment agreement contains no provision for payment to him in the event of a change in control of CytRx. If, however, a change in control (as defined in our 2000 Long-Term Incentive Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without cause or by him for good reason (each as defined in his employment agreement), then, in addition to the severance benefits described above, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.
     Employment Agreement with Matthew Natalizio
     Matthew Natalizio is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement that was amended and restated as of June 16, 2006, to continue through December 31, 2007. Mr. Natalizio is entitled under his amended and restated employment agreement to receive an annual base salary of $215,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter the amended and restated employment agreement, Mr. Natalizio was granted as of June 16, 2006, a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 50,000 shares of our common stock at a price of $1.38 per share. This option will vest as to 1/36th of the shares covered thereby each month after the date of the employment agreement, provided that Mr. Natalizio remains in our continuous employ.
     In the event we terminate Mr. Natalizio’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to three months’ salary under his employment agreement.
     Employment Agreement with Jack R. Barber, Ph.D.
     Jack R. Barber, Ph.D. is employed as our Chief Scientific Officer pursuant to an employment agreement that was amended and restated as of June 16, 2006, to continue through December 31, 2007. Dr. Barber is entitled under his amended and restated employment agreement to receive an annual base salary of $275,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter the amended and restated employment agreement, Dr. Barber was granted as of June 16, 2006, a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 100,000 shares of our common stock at a price of $1.38 per share. This option will vest as to 1/36th of the shares covered thereby each month after the date of the employment agreement, provided that Dr. Barber remains in our continuous employ.
     In the event we terminate Dr. Barber’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to three months’ salary under his employment agreement.
     Employment Agreement with Mark A. Tepper, Ph.D.
     Mark A. Tepper, Ph.D., is employed as our Senior Vice President — Drug Discovery on a month-to-month basis following the expiration of an employment agreement on September 17, 2006. Dr. Tepper is paid an annual base salary of $250,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion.

     In the event Dr. Tepper’s employment is terminated without cause (as defined), we have agreed to continue to pay Dr. Tepper his salary and other employee benefits for a period of six months following his termination.
     Employment Agreement with Benjamin S. Levin
     Benjamin S. Levin is employed as our Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement that was amended and restated as of June 16, 2006, to continue through December 31, 2007. Mr. Levin is entitled under his amended and restated employment agreement to receive an annual base salary of $220,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter the amended and restated employment agreement, Mr. Levin was granted as of June 16, 2006, a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 90,000 shares of our common stock at a price of $1.38 per share. This option will vest as to 1/36th of the shares covered thereby each month after the date of the employment agreement, provided that Mr. Levin remains in our continuous employ.
     In the event we terminate Mr. Levin’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to three months’ salary under his employment agreement.
     RXi Employment Agreements
     CytRx and RXi have entered into an employment agreement with Tod Woolf, Ph.D. dated February 22, 2007, under which Dr. Woolf is engaged to continue his employment as RXi’s President and Chief Executive Officer through December 31, 2008. Dr. Woolf is entitled under his employment agreement to receive an annual base salary of $250,000 and, upon RXi’s initial funding, will be granted by RXi a ten-year option to purchase a number of shares of RXi common stock equal to 3/70ths of the number of RXi shares held by CytRx immediately prior to the initial funding at an exercise price equal to the fair market value of the shares at the time of grant. This option will vest in equal monthly installments over three years, subject to accelerated vesting in certain events.
     In the event Dr. Woolf’s employment is terminated without “cause” (as defined) or Dr. Woolf terminates his employment for “good reason” (as defined), RXi has agreed to pay him a lump sum equal to his base salary for the longer of twelve months and the remainder of the term of his employment agreement, but in no event less than $125,000.
     Under Dr. Woolf’s employment agreement, CytRx agrees to indemnify and hold Dr. Woolf and IPIFINI, Inc., an entity affiliated with him, harmless for any claims which arise from his services as RXi’s President and Chief Executive Officer prior to the effective date of his employment agreement.
     RXi may seek to negotiate and enter into written employment agreements with one or more of its other officers following RXi’s initial funding. The terms of such employment agreements have not been determined, and there is no assurance as to whether or on what terms RXi will be able to enter into such employment agreements.
Quantification of Termination Payments and Benefits
     The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment by his voluntary resignation or termination, by a termination of the executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and in the event of the executive’s permanent disability or death of the executive is shown below. The amounts assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

Termination Payments and Benefits

	Termination w/o Cause or for
	Good Reason
		Before Change in	After Change in		Disability	Change in
Name	Benefit	Control ($)	Control ($)	Death ($)	$	Control ($)
Steven A. Kriegsman	Severance Payment	870,000	870,000	870,000	870,000	—
President and Chief Executive	Stock Options (1)	246,993	—	246,993	246,993	246,993
Officer	Health Insurance (2)	45,704	45,704	45,704	45,704	—
	Life Insurance	11,350	11,350	—	11,350	—
	Bonus	300,000	300,000	300,000	300,000	—
	Tax Gross Up (3)	—	0	—	—	—

Matthew Natalizio	Severance Payment	53,750	53,750	—	—	—
Chief Financial Officer and Treasurer	Stock Options (1)	—	—	—	—	128,086

Jack R. Barber, Ph.D.	Severance Payment	68,750	68,750	—	—	—
Chief Scientific Officer	Stock Options (1)	—	—	—	—	149,496

Benjamin S. Levin	Severance Payment	110,000	110,000	—	—	—
General Counsel, Vice President –	Stock Options (1)	—	—	—	—	146,814
Legal Affairs and Secretary

Mark A. Tepper, Ph.D.	Severance Payment	125,000	125,000	—	—	—
Senior Vice President – Drug	Health Insurance (2)	7,338	7,338	—	—	—
Discovery	Stock Options (1)	—	—	—	—	—

(1)	Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2006, determined by the aggregate difference between the stock price as of December 31, 2006 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2006 for the family health benefits provided to Messrs. Kriegsman and Tepper for periods of two years and six months, respectively.

(3)	Mr. Kriegsman’s employment agreement provides that if a change in control (as defined in our 2000 Long-Term Incentive Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without cause or by him for good reason (each as defined in his employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on Mr. Kriegsman’s past compensation and the estimated payment that would result from a termination of his employment following a change in control, we have estimated that a gross-up payment would not be required.

Compensation of Directors
     The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2006:
Director Compensation Table

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name (1)	($) (2)	($) (3)	($)
Max Link, Ph.D.	48,250	37,772	86,022
Chairman

Marvin R. Selter	63,250	37,772	101,022
Vice Chairman

Louis Ignarro, Ph.D.	8,000	37,772	45,772
Director

Joseph Rubinfeld, Ph.D.	45,500	37,772	83,272
Director

Richard Wennekamp	48,250	37,772	86,022
Director

(1)	Steven A. Kriegsman does not receive additional compensation for his role as a Director. For information relating to Mr. Kriegsman’s compensation as President and Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for attendance at meetings during the year.

(3)	In July 2006, we granted stock options to purchase 25,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director. The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted in 2006 and prior fiscal years in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2000 Long-Term Incentive Plan, which is described in Note 13 of the Notes to Consolidated Financial Statements.
     We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors’ current compensation schedule has been in place since July 2006. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of stockholders. The annual retainer year period has been in place for directors since 2003. Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.
     Our non-employee directors receive a quarterly retainer of $2,500 ($8,500 for the Chairman of the Board and $7,500 for the Chairman of the Audit Committee), a fee of $2,000 for each board meeting attended ($750 for meetings attended by teleconference and for board actions taken by unanimous written consent) and $1,000 for each committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $1,500 for each meeting of the nomination and governance committee or the compensation committee attended and an additional $2,000 for each meeting attended of the audit committee. In July 2006, we granted stock options to purchase 25,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director. The options were vested, in full, upon grant.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 23, 2007 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 23, 2007 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 76,788,694 shares of our common stock outstanding as of March 23, 2007. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of
	Common Stock
Name of Beneficial Owner	Number	Percent
Louis Ignarro, Ph.D.(1)	503,916	*
Steven A. Kriegsman(2)	5,282,230	6.8%
Max Link(3)	97,083	*
Joseph Rubinfeld(4)	62,000	*
Marvin R. Selter(5)	407,451	*
Richard Wennekamp(6)	55,000	*
Matthew Natalizio(7)	181,945	*
Jack R. Barber(8)	197,232	*
Mark A. Tepper(9)	400,000	*
Benjamin S. Levin(10)	234,175	*
All executive officers and directors as a group (eleven persons)(11)	7,421,032	9.3%

(1)	Includes 412,000 shares subject to options or warrants.

(2)	Includes 1,261,130 shares subject to options or warrants. Mr. Kriegsman’s address is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049.

(3)	Includes 67,876 shares subject to options or warrants.

(4)	Includes 62,000 shares subject to options or warrants.

(5)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover. Includes 50,000 shares subject to options or warrants owned by Mr. Selter.

(6)	Includes 50,000 shares subject to options or warrants.

(7)	Includes 181,945 shares subject to options or warrants.

(8)	Includes 197,232 shares subject to options or warrants.

(9)	Includes 400,000 shares subject to options or warrants.

(10)	Includes 234,175 shares subject to options or warrants.

(11)	Includes 2,916,358 shares subject to options or warrants.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     RXi was incorporated jointly in April 2006 by CytRx and the four current members of RXi’s scientific advisory board for the purpose of pursuing the possible development or acquisition of RNAi-related technologies and assets. As described elsewhere in this Annual Report, we recently have entered into the following agreements with RXi:
Contribution Agreement
     On January 8, 2007, we entered into a Contribution Agreement with RXi under which we assigned and contributed to RXi substantially all of our RNAi-related technologies and assets. The assigned assets consisted primarily of our licenses from UMMS and from the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as equipment situated at our Worcester, Massachusetts, laboratory. In connection with the contribution of the licenses and other assets, RXi assumed primary responsibility for all payments to UMMS and other obligations under the contributed licenses and assets.
Reimbursement Agreement
     On January 8, 2007, we entered into a letter agreement with RXi under which RXi has agreed to reimburse us, following its initial funding, for all organizational and operational expenses incurred by us in connection with the formation, initial operations and funding of RXi. As of February 28, 2007, we had advanced approximately $592,000 to RXi for which it will be obligated to reimburse us. We cannot predict the future amounts that we may contribute to RXi under this arrangement.
     Tod Woolf, Ph.D., the President and Chief Executive Officer of RXi, is one of our executive officers. As described above in Item 11, “Executive Compensation – RXi Employment Agreements,” we recently entered into an employment agreement with Dr. Woolf under which he is entitled to base annual compensation and other employee benefits, including the right to receive, upon completion of RXi’s initial funding, a grant by RXi of stock options to purchase a number of shares of RXi common stock equal to 3/70ths of the number of RXi shares held by CytRx immediately prior to the initial funding at an exercise price equal to the fair market value of the shares at the time of grant.
     Dr. Woolf may be deemed to have a material interest in our transactions with RXi described above, and in our future dealings with RXi, by reason his status as RXi’s President and Chief Executive Officer and in light of any stock options granted to him by RXi upon completion of its initial funding or otherwise.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     BDO Seidman, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2004, 2005 and 2006.
Audit Fees
     The fees for 2006 and 2005 billed to us by BDO for professional services rendered for the audit of our annual financial statements, and in the case of 2006, for the audit of management’s assessment of internal controls over financial reporting, are $815,000 and $170,000, respectively.

Audit Related Fees
     In 2006, BDO rendered $113,000 of other audit-related services related to a registration statement filed in 2005, SFAS 123/123(R) testing and our restatement of our 2005 financial statements. BDO rendered no other audit-related services for 2005.
Tax Fees
     The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning for 2006 were $25,000. We did not engage BDO to perform any tax-related services for 2005.
All Other Fees
     No other services were rendered by BDO for 2006 or 2005.
Pre-Approval Policies and Procedures
     It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided or to be provided to us by BDO for 2006 and 2005.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this 10-K:
     (1) Financial Statements
     Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-25 of this Annual Report. These consolidated financial statements are as follows:
     Consolidated Balance Sheets as of December 31, 2006 and 2005
     Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
     Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
     Notes to Consolidated Financial Statements
     Reports of Independent Registered Public Accounting Firms
     (2) Financial Statement Schedules
     The following financial statement schedule is set forth on page F-25 of this Annual Report.
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

     All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.
(b) Exhibits
     See Exhibit Index on page 74 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit
Number	Description	Footnote

3.1	Corrected Restated Certificate of Incorporation	(l)

3.2	Restated By-Laws	(b)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	(l)

3.5	Certificate of Amendment to Restated Certificate of Incorporation	(gg)

3.6	Certificate of Amendment to Restated Certificate of Incorporation	(cc)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company as Rights Agent	(c)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement	(i)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement

4.4	Warrant issued on July 20, 2002 to Corporate Consulting International Group pursuant to Consulting Engagement Letter dated July 20, 2002	(m)

4.5	Warrant issued on February 21, 2003 to Corporate Capital Group International Ltd. Inc	(o)

4.6	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the May 29, 2003 private placement	(p)

4.7	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the September 16, 2003 private placement	(t)

4.8	Warrant issued on May 10, 2004 to MBN Consulting, LLC	(v)

4.9	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the October 4, 2004 private placement	(w)

4.10	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the January 2005 private placement	(x)

4.11	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the March 2006 private placement	(bb)

10.1	Agreement with Emory University, as amended	(d)

10.2*	1994 Stock Option Plan, as amended and restated	(e)

10.3*	1995 Stock Option Plan	(f)

10.4*	1998 Long-Term Incentive Plan	(g)

10.5*	2000 Long-Term Incentive Plan	(i)

10.6*	Amendment No. 1 to 2000 Long-Term Incentive Plan	(k)

10.7*	Amendment No. 2 to 2000 Long-Term Incentive Plan	(k)

10.8*	Amendment No. 3 to 2000 Long-Term Incentive Plan	(t)

10.9*	Amendment No. 4 to 2000 Long-Term Incentive Plan	(t)

10.10†	License Agreement dated November 1, 2000 by and between CytRx Corporation and Merck & Co., Inc	(h)

10.11†	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated	(j)

10.12	Registration Rights Agreement, dated as of May 29, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(p)

Exhibit
Number	Description	Footnote

10.13†	Non-Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering RNA sequence specific mediators of RNA interference	(q)

10.14†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering in vivo production of small interfering RNAs	(q)

10.15†	Exclusive License Agreement dated as of April 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering selective silencing of a dominant ALS gene by RNAi	(q)

10.16	Form of Registration Rights Agreement, dated as of September 15, 2003, between CytRx Corporation and the Purchasers identified on the signature page thereof	(r)

10.17†	Amended and Restated License Agreement dated as of September 15, 2003 between University of Massachusetts Medical School and CytRx Corporation covering inhibition of gene expression in adipocytes using interference RNA, certain data bases, the use of endoplasmic reticulum stress response pathway of adipose cells to enhance whole body insulin sensitivity, and receptor-activated reporter systems	(s)

10.18†	Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc and CytRx Corporation, dated as of December 3, 2003	(t)

10.19†	Amended and Restated Exclusive License Agreement among University of Massachusetts Medical School, CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003	(t)

10.20†	Collaboration Agreement among University of Massachusetts, Advanced BioScience Laboratories, Inc. and CytRx Corporation, dated as of December 22, 2003	(t)

10.21†	Sublicense Agreement between CytRx Corporation and Advanced BioScience Laboratories, Inc., dated as of December 22, 2003	(t)

10.22†	Agreement between CytRx Corporation and Dr. Robert Hunter regarding SynthRx, Inc dated October 20, 2003	(t)

10.23	Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(t)

10.24	Assignment to CytRx Corporation effective July 1, 2003 of Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(t)

10.25	Office Lease between Araios, Inc. and Are-One Innovation Drive, LLC dated 11-19-03	(t)

10.26†	Patent License Agreement, dated May, 2004, among CytRx Corporation, Imperial College of Science and Technology and Imperial College Innovations Limited	(u)

10.27	Asset Sale and Purchase Agreement dated October 4, 2004, by and among CytRx Corporation, Biorex Research & Development, RT and BRX Research and Development Company Ltd	(w)

10.28	Registration Rights Agreement dated as of October 4, 2004 among CytRx Corporation and the Purchasers identified on the signatory page thereof	(w)

10.29	Securities Purchase Agreement, dated as of January 20, 2005, by and among CytRx Corporation and the Investors named therein	(x)

10.30	Registration Rights Agreement, dated as of January 20, 2005, by and among CytRx Corporation and the Investors named therein	(x)

10.31*	Employment Agreement dated October 6, 2005 between CytRx Corporation and Dr. Mark A. Tepper	(y)

Exhibit
Number	Description	Footnote

10.32*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman	(z)

10.33	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(aa)

10.34	Registration Rights Agreement, dated as of March 2, 2006, by and among CytRx Corporation and the purchasers named therein.	(bb)

10.35	First Amendment to Lease Agreement dated March 24, 2006, by and between CytRx Corporation and ARE-One Innovation Drive, LLC	(dd)

10.36*	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Dr. Jack Barber	(ee)

10.37*	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Matthew Natalizio	(ee)

10.38*	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Benjamin S. Levin	(ee)

10.39*	Schedule of Non-Employee Director Compensation adopted on June 20, 2006	(ee)

10.40	Royalty Agreement dated August 28, 2006 between CytRx Corporation and Kenneth Council, as Trustee of the ALS Charitable Remainder Trust	(ff)

21.1	Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-39607) filed on November 5, 1997

(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-37171) filed on July 21, 1997

(c)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 1997

(d)	Incorporated by reference to the Registrant’s Registration Statement on Form S-l (File No. 33-8390) filed on November 5, 1986

(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1997

(f)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995

(g)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 1998

(h)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on March 16, 2001

(i)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 2001

(j)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2001

(k)	Incorporated by reference to the Registrant’s Proxy Statement filed June 10, 2002

(l)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-91068) filed on June 24, 2002

(m)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2002

(n)	Incorporated by reference to the Registrant’s 10-K filed on March 31, 2003

(o)	Incorporated by reference to the Registrant’s 10-Q filed on May 15, 2003

(p)	Incorporated by reference to the Registrant’s 8-K filed on May 30, 2003

(q)	Incorporated by reference to the Registrant’s S-3 Amendment No. 4 (File No. 333-100947) filed on August 5, 2003

(r)	Incorporated by reference to the Registrant’s 8-K filed on September 17, 2003

(s)	Incorporated by reference to the Registrant’s 10-Q filed on November 12, 2003

(t)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004

(u)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 to Form S-3 (Reg. No. 333-109708) filed on June 2, 2004

(v)	Incorporated by reference to the Registrant’s 10-Q filed on August 16, 2004

(w)	Incorporated by reference to the Registrant’s 8-K filed on October 5, 2004

(x)	Incorporated by reference to the Registrant’s 8-K filed on January 21, 2005

(y)	Incorporated by reference to the Registrant’s 8-K filed on October 7, 2005

(z)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005

(aa)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005

(bb)	Incorporated by reference to the Registrant’s 8-K filed on March 3, 2006

(cc)	Incorporated by reference to the Registrant’s Proxy Statement filed June 7, 2005

(dd)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 24, 2006

(ee)	Incorporated by reference to the Registrant’s 10-Q filed on August 3, 2006

(ff)	Incorporated by reference to the Registrant’s 10-Q filed on November 13, 2006

(gg)	Incorporated by reference to the Registrant’s Proxy Statement filed September 17, 2003

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2007	CYTRX CORPORATION
	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$30,381,393	$8,299,390
Accounts Receivable	105,930	172,860
Prepaid insurance, current portion	189,193	192,797
Prepaid expenses and other current assets	44,130	122,809

Total current assets	30,720,646	8,787,856

Equipment and furnishings, net	252,719	352,641

Molecular library, net	283,460	372,973

Goodwill	183,780	183,780

Other assets:
Deposits and prepaid insurance expense	195,835	241,660

Total assets	$31,636,440	$9,938,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$955,156	$815,626
Accrued expenses and other current liabilities	2,722,478	1,639,922
Deferred revenue, current portion	6,733,350	—

Total current liabilities	10,410,984	2,455,548
Deferred revenue, non-current portion	16,075,117	275,000

Total liabilities	26,486,101	2,730,548

Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 70,788,586 and 59,283,960 shares issued and outstanding at December 31, 2006 and 2005, respectively	70,789	59,284
Additional paid-in capital	146,961,657	131,790,932
Treasury stock, at cost (633,816 shares held, at December 31, 2006 and 2005, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(139,602,869)	(122,362,616)

Total stockholders’ equity	5,150,339	7,208,362

Total liabilities and stockholders’ equity	$31,636,440	$9,938,910

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
		(restated)
Income:
License fees	$101,000	$101,500	$428,164
Grant revenue	105,930	—	—
Service revenue	1,858,772	82,860	—

	2,065,702	184,360	428,164

Expenses:
Research and development (includes non-cash stock compensation to consultants of $674,030, $219,718 and $1,387,645 in 2006, 2005, and 2004, respectively; employee stock option expense of $248,908 in 2006)	9,781,007	9,087,270	6,012,903
In-process research and development	—	—	3,021,952
General and administrative (includes non-cash stock compensation to consultants of $59,578, $366,753 and $1,977,330 in 2006, 2005 and 2004, respectively; employee stock option expense of $975,546 in 2006)	9,657,257	6,424,106	7,901,240
Depreciation and amortization	227,704	217,095	103,851

	19,665,968	15,728,471	17,039,946

Loss before other income	(17,600,266)	(15,544,111)	(16,611,782)
Other income:
Interest income	996,647	206,195	59,977
Gain on lease termination	—	163,604	—
Other expense	(3,205)	—	—
	(16,606,824)	(15,174,312)	(16,551,805)
Minority interest in losses of subsidiary	—	81,452	159,616

Net loss before provision for income taxes	(16,606,824)	(15,092,860)	(16,392,189)
Provision for income taxes	(145,000)	—	—

Net loss	(16,751,824)	(15,092,860)	(16,392,189)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(488,429)	(1,075,568)	—

Net loss applicable to common stockholders	$(17,240,253)	$(16,168,428)	$(16,392,189)

Basic and diluted loss per share, as originally stated	$(0.25)	$(0.27)	$(0.48)

Basic and diluted loss per share, as restated	$(0.25)	$(0.28)	$(0.48)

Basic and diluted weighted average shares outstanding	68,105,626	56,852,402	34,325,636

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2003	34,392,000	$34,392	$102,239,460	$(89,801,998)	$(2,279,238)	$10,192,616
Common stock and warrants issued in connection with private placements	4,100,000	4,100	3,899,900	—	—	3,904,000
Issuance of common stock for services	800,000	800	1,252,950	—	—	1,253,750
Issuance of stock options/warrants for services and licenses	—	—	2,111,225	—	—	2,111,225
Options and warrants exercised	897,688	898	524,792	—	—	525,690
Net loss	—	—	—	(16,392,189)	—	(16,392,189)

Balance at December 31, 2004	40,189,688	40,190	110,028,327	(106,194,187)	(2,279,238)	1,595,092
Common stock and warrants issued in connection with private placements	18,084,494	18,084	19,572,362	—	—	19,590,446
Issuance of stock options/warrants For services and licenses	—	—	586,471	—	—	586,471
For minority interest	—	—	273,000	—	—	273,000
Options and warrants exercised	1,009,778	1,010	255,203	—	—	256,213
Deemed dividend	—	—	1,075,569	(1,075,569)	—	—
Net loss	—	—	—	(15,092,860)	—	(15,092,860)

Balance at December 31, 2005	59,283,960	59,284	131,790,932	(122,362,616)	(2,279,238)	7,208,362
Common stock and warrants issued in connection with private placements	10,650,795	10,651	12,393,709	—	—	12,404,360
Issuance of stock options/warrants for services and licenses	149,928	150	1,930,098	—	—	1,930,248
Options and warrants exercised	703,903	704	358,489	—	—	359,193
Deemed dividend	—	—	488,429	(488,429)	—	—
Net loss	—	—	—	(16,751,824)	—	(16,751,824)

Balance at December 31, 2006	70,788,586	$70,789	$146,961,657	$(139,602,869)	$(2,279,238)	$5,150,339

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(16,751,824)	$(15,092,860)	$(16,392,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	227,704	217,095	103,851
Loss on retirement of equipment	2,864	—	—
Minority interest in losses of subsidiary	—	(81,452)	(159,616)
Gain on lease termination	—	(163,604)	—
Stock option and warrant expense	1,284,032	366,753	1,104,730
Common stock issued for services	262,500	—	872,600
Non-cash stock compensation related to research and development	411,530	219,718	1,387,645
Changes in assets and liabilities:
Accounts receivable	66,930	(172,860)	—
Note receivable	—	—	16,608
Prepaid expenses and other assets	100,295	596,935	(768,433)
Accounts payable	139,530	(845,477)	922,969
Deferred revenue	22,533,467	—	—
Accrued expenses and other current liabilities	1,082,557	456,637	558,643

Total adjustments	26,111,409	593,745	4,038,997

Net cash provided by (used in) operating activities	9,359,585	(14,499,115)	(12,353,192)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(961,765)
Redemption of short-term investments	—	1,011,814	—
Net cash paid related to acquisition/purchases of property and equipment	(41,133)	(47,563)	(771,584)

Net cash (used in) provided by investing activities	(41,133)	964,251	(1,733,349)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	359,191	256,213	525,690
Net proceeds from issuance of common stock	12,404,360	19,590,446	3,904,000

Net cash provided by financing activities	12,763,551	19,846,659	4,429,690

Net increase (decrease) in cash and cash equivalents	22,082,003	6,311,795	(9,656,851)
Cash and cash equivalents at beginning of year	8,299,390	1,987,595	11,644,446

Cash and cash equivalents at end of year	$30,381,393	$8,299,390	$1,987,595

Supplemental disclosure of cash flow information:
Cash received during the year for interest received	$996,647	$206,195	$59,977

Supplemental disclosures of non-cash investing activities:
Fair market value of options and warrants provided for goods and services	$705,794	$586,471	$1,104,730

Fair market value of common stock exchanged for minority interest in subsidiary	$—	$273,000	$—

Non-cash financing activities:
In connection with the Company’s adjustments to terms of certain outstanding warrants on January 20, 2005 and March 2, 2006, the Company recorded deemed dividends of $1,075,568 and $488,429, respectively, which were recorded as charges to retained earnings with corresponding credits to additional paid-in capital.
The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company, based in Los Angeles, California, with an obesity and type 2 diabetes research laboratory in Worcester, Massachusetts (see Note 11). On September 30, 2005, the Company completed the merger of CytRx Laboratories, Inc., previously a wholly owned subsidiary of the Company and the owner of its Massachusetts laboratory (“CytRx Laboratories”), with and into the Company. In 2004, the Company began a development program based on molecular “chaperone” co-induction technology through the acquisition of novel small molecules with broad therapeutic applications in neurology, type 2 diabetes, cardiology and diabetic complications. The acquired assets included three oral, clinical stage drug candidates and a library of small molecule drug candidates. In September 2006, the Company announced results of its Phase IIa clinical testing of its lead small molecule product candidate arimoclomol for the treatment of amyotrophic lateral sclerosis (ALS), reporting that arimoclomol had met the trial’s primary endpoints of safety and tolerability at all three doses tested, and that the trial results indicated a non-statistically-significant trend of improvement in functional capacity as measured by the Revised ALS Functional Ration Scale in the arimoclomol high dose group as compared with untreated patients. Arimoclomol has received Orphan Drug and Fast Track designation from the US Food and Drug Administration and orphan medicinal product status from the European Commission for the treatment of ALS. The Company plans to initiate a Phase IIb trial of arimoclomol for this indication during the second half of 2007, subject to approval of the U.S. Food and Drug Administration. The Company is also pursuing clinical development of its other small molecule product candidates, as well as a novel HIV DNA + protein vaccine, and has entered into strategic alliances with respect to the development of products using its other technologies.
     CytRx is also engaged in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with the expression of targeted disease-associated genes. In order to fully realize the potential value of its RNAi technologies, in January 2007, the Company transferred to RXi Pharmaceuticals Corporation, its majority-owned subsidiary, substantially all of its RNAi-related technologies and assets. RXi will focus solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity.
     To date, the Company has relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance our business and operations. At December 31, 2006, the Company had cash and cash equivalents of $30.4 million. Management believes that the Company has adequate financial resources to support its currently planned level of operations into the first quarter of 2009, which expectation is based in part on projected expenditures for 2007 of: $6.5 million for the Company’s Phase IIb trial for arimoclomol for ALS and related studies, $4.4 million for the Company’s other ongoing and planned preclinical programs, $8.8 million for general and administrative expenses, and $1.6 million to provide interim funding for RXi’s first few months of operations. Management estimates that RXi will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in payments under agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). If, in addition to the interim funding for which the Company has already budgeted, the Company elects to provide RXi with all or a substantial portion of its initial funding for 2007 and beyond in the coming few months, and if the Company is unable to raise funds in the future to replenish any amounts that it provides to RXi, its current working capital will be depleted accordingly. The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
2. Summary of Significant Accounting Policies
     Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of CytRx together with those of its wholly-owned and majority-owned subsidiaries. The accounts of CytRx Laboratories, less the minority interest, are included from September 17, 2003 until June 30, 2005, when the Company purchased the outstanding 5% interest in CytRx Laboratories (see Note 11) and CytRx Laboratories became wholly owned by the Company. The accounts of Global Genomics are included since July 19, 2002 (see Note 12). RXi had no operations during 2006 (see Note 19).
     Revenue Recognition — Biopharmaceutical revenues consist of license fees from strategic alliances from pharmaceutical companies as well as service revenues. Service revenues consist of contract research and laboratory consulting. Grant revenues consist of government and private grants.
     Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and the Company has no other performance obligations related to the milestone and collectibility is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.
     Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence or an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured.
     In August 2006, the Company received approximately $24.5 million in marketable securities (which were sold by the Company for approximately $24.3 million in cash) from the privately-funded ALS Charitable Remainder Trust (ALSCRT) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALS Charitable Remainder Trust has no obligation to provide any further funding to the Company. Management has analyzed the transaction and concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements. Accordingly, the Company has recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar for dollar basis for each dollar of expense incurred for the research and development of arimoclomol and then the development of other potential ALS treatments. The Company believes that this method best approximates the efforts expended related to the services provided. The Company adjusts its estimates quarterly. As of December 31, 2006, the Company recognized approximately $1.8 million of service revenue related to this transaction.
     Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.
     Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.
     Property and Equipment — Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest an impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.
     Molecular Library—The Molecular Library, a collection of chemical compounds that the Company believes may be developed into drug candidates, are stated at cost and depreciated over five years; the estimated useful life of the molecular library, which is less than the remaining life of the related patents. The molecular library is presently used as a tool in the Company’s drug discovery program. On an annual basis, or whenever there is a triggering event that might suggest an impairment, management evaluates the realizability of the molecular library to determine whether its carrying value has been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.
     Impairment of Long-Lived Assets — The Company reviews long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.
     Patents and Patent Application Costs — Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred.
     Basic and Diluted Loss per Common Share — Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 30.2 million shares, 24.7 million shares and 14.5 million shares at December 31, 2006, 2005 and 2004, respectively.
     In connection with the Company’s adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, the Company recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005, as restated, to arrive at net loss applicable to common stockholders on the Consolidated Statement of Operations and for purposes of calculating basic and diluted earnings per shares.
     Shares Reserved for Future Issuance — As of December 31, 2006, the Company has reserved approximately 2.9 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to consultants and investors.
     Share-based Compensation — Prior to January 1, 2006, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.
     The Company’s share-based employee compensation plans are described in Note 13. On January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 and SFAS 123, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Statement of Operations as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1,224,454. As of December 31, 2006, there was $952,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses through 2009. Compensation costs will be adjusted for future changes in estimated forfeitures.
     For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R) and EITF 96-18, as amended, and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123(R), the compensation associated with stock options paid to non-employees is generally recognized in the period during which services are rendered by such non-employees. Since its adoption of SFAS 123(R), there been no change to its equity plans or modifications of its outstanding stock-based awards.
     Deferred compensation for non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options, using the method prescribed by FASB Interpretation 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black Scholes option pricing model, will be re-measured using the fair value of the Company’s common stock and deferred compensation and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the stock options are fully vested. The Company recognized $734,000 of stock based compensation expense related to non-employee stock options in 2006.
     Research and Development Expenses — Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Technology developed for use in its products is expensed as incurred until technological feasibility has been established. Expenditures to date have been classified as research and development expense.
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
     Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the accrual for research and development expenses, the basis for the classification of current deferred revenue and the estimate of expense arising from the common stock options granted to employees and non-employees. Actual results could differ from those estimates.
     Reclassifications — Certain prior year balances have been reclassified to conform with the 2006 presentation.
     Other comprehensive income/(loss) — The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires separate representation of certain transactions, which are recorded directly as components of shareholders’ equity. The Company has no components of other comprehensive income (loss) and accordingly comprehensive loss is the same as net loss reported.
3. Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 as of January 1, 2007, as required. While the Company has not yet completed its analysis, it does not expect that the adoption of FIN No. 48 will have a significant impact on the Company’s financial position and results of operations.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The Company has adopted SAB 108 with no effect on its consolidated financial statements.
     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has elected to reflect early adoption of FSP 00-19-2 in its 2006 financial statements, and the adoption did not have an effect on its financial statements.

4. Accounts Receivable
     At December 31, 2006, the Company’s accounts receivable balance of $106,000 was the result of a grant progress billing to the National Institutes of Health. Due to the certainty of the collectibility of the account receivable, no allowance was recorded.
5. Other Assets
     At December 31, 2006 and 2005, the Company had $171,000 and $150,000, respectively, on deposit with its landlords related to its leased facilities, which were classified as Other Assets.
6. Equipment, Furnishings and Molecular Library, net
     Equipment, furnishings and molecular library, net, at December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005
Equipment and furnishings	$502	$601
Less — accumulated depreciation	(249)	(248)

Property and equipment, net	253	353

Molecular library	$447	$447
Less — accumulated amortization	(164)	(75)

Molecular library, net	$283	$372

     The molecular library was purchased from Biorex in 2004, but was not placed in service by the Company, as the compounds were not physically received until March 2005, therefore, no amortization of the related patents was recorded in 2004. The molecular library is being amortized over 60 months, which is less than the estimated effective life of the patents. The result will be that the Company will incur approximately $89,000 in amortization over the next three years and approximately $16,000 in 2010, the final year.
     Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 were $228,000, $217,000 and $104,000, respectively.
7. Accrued Expenses
     Accrued expenses and other current liabilities at December 31, 2006 and 2005 are summarized below (in thousands).

	2006	2005
Professional fees	$900	$205
Research and development costs	1,013	911
Bonuses	276	163
Settlement fees	253	253
Income taxes	145	—
Other	135	108

Total	$2,722	$1,640

8. Termination of the Atlanta Facility Lease
     Subsequent to the Company’s merger with Global Genomics in 2002, it recorded a loss of $563,000 associated with the closure of the Atlanta headquarters and its relocation to Los Angeles. This loss represented the total remaining lease obligations and estimated operating costs through the remainder of the lease term, less estimated sublease rental income and deferred rent at the time. In August 2005, the Company entered into a lease termination agreement pursuant to which it was released from all future obligations on the lease in exchange for a one-time $110,000 payment and the forfeiture of a $49,000 security deposit. As a result of this agreement the Company realized $164,000 in other income in 2005.
9. Commitments and Contingencies
     The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, CytRx may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.
     These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give CytRx the discretion to unilaterally terminate development of the product, which would allow CytRx to avoid making the contingent payments; however, CytRx is unlikely to cease development if the compound successfully achieves clinical testing objectives. CytRx’s current contractual obligations that will require future cash payments are as follows:

	Non-Cancelable			Cancelable
	Operating	Employment		Research and	License
	Leases	Agreements	Subtotal	Development	Agreements	Subtotal
	(In thousands)
	(1)	(2)		(3)	(4)		Total
2007	$534	$1,735	$2,269	$5,583	$1,267	$6,850	$9,119
2008	138	876	1,014	7,424	332	7,756	8,770
2009	26	490	516	914	332	1,246	1,762
2010	10	240	250	—	282	282	532
2011 and thereafter	5	120	125	—	7,455	7,455	7,580

Total	$713	$3,461	$4,174	$13,921	$9,668	$23,589	$27,763

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors. Facility lease expenses during 2006, 2005 and 2004 were approximately $472,000, $380,000 and $364,000, respectively.

(2)	Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Company’s Compensation Committee, as well as for minimum bonuses that are payable.

(3)	Research and development obligations relate primarily to CytRx’s Phase IIb clinical trial for arimoclomol for ALS. Most of these purchase obligations are cancelable.

(4)	License agreements generally relate to CytRx’s obligations for licenses with UMMS associated with RNAi, which CytRx is developing through its majority-owned RXi subsidiary. Included in the 2007 license obligations is an $800,000 payment that may be made in cash or common stock of RXi to UMMS. CytRx anticipates making that payment in common stock of RXi following RXi’s initial funding.

10. Private Placements of Common Stock
     On March 2, 2006, the Company completed a $13.4 million private equity financing in which it issued 10,650,795 shares of its common stock and warrants to purchase an additional 5,325,397 shares of its common stock at an exercise price of $1.54 per share. Net of investment banking commissions which included 745,556 warrants to purchase CytRx common stock at $1.54 per share, legal, accounting and other expenses related to the transaction, the Company received approximately $12.4 million of proceeds.
     In connection with the financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. The Company accounted for the anti-dilution adjustments as deemed dividends analogous with the guidance in Emerging Issues Task Force Issues (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, recorded an approximate $488,000 charge to retained earnings and a corresponding credit to additional paid-in capital.
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
     In connection with the March 2006 and January 2005 private equity financings, the Company entered into a registration rights agreement with the purchasers of its stock and warrants, which provides among other things, for cash penalties in the event that the Company were unable to initially register, or maintain the effective registration of the securities. The Company initially evaluated the penalty provisions in light of EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, and determined that the maximum penalty does not exceed the difference between the fair value of a registered share of CytRx common stock and unregistered share of CytRx common stock on the date of the transaction. The Company then evaluated the provisions of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies, pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. In management’s estimation, the contingent payments related to the registration payment arrangement are not likely to occur, and thus no amount need be accrued. The Company has elected to reflect early adoption of FSP 00-19-2 in its 2006 financial statements, and the adoption did not have an effect on its financial statements.
     In connection with the Company’s private equity financing that was consummated on January 20, 2005, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in that financing at a price below the closing market price on the date of the transaction. Consistent with EITF No. 98-5 and EITF 00-27 the Company accounted for the anti-dilution adjustments as a deemed dividend, which was recorded as an approximate $1.1 million charge to retained earnings and a corresponding credit to additional paid-in capital.
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
11. Investment in CytRx Laboratories
     On June 30, 2005, the Company issued 650,000 shares of its common stock to Dr. Michael Czech as part of a transaction in which the Company purchased Dr. Czech’s 5% interest in CytRx Laboratories. As a result of this purchase, CytRx Laboratories became a wholly-owned subsidiary of CytRx. CytRx Laboratories was subsequently merged with and into the Company on September 30, 2005. The purchase of Dr. Czech’s interest in CytRx Laboratories was consummated pursuant to the terms of the Stockholders Agreement dated September 17, 2003, by and among CytRx, CytRx Laboratories and Dr. Czech. Of the shares of CytRx common stock issued to Dr. Czech 300,000 were unrestricted and in exchange for his 5% interest in CytRx Laboratories. For financial statement purposes, that stock was valued at $0.91 per share, the then fair value of the common stock. The non-cash transaction was accounted for using purchase accounting and the difference between the market value of the 300,000 unrestricted shares issued to Dr. Czech and the fair value of the minority interest at June 30, 2005, of $184,000 was recorded as goodwill for financial statement purposes.
12. Severance Payments to Officers
     In May of 2004, in accordance with Mutual General Releases and Severance Agreements the Company paid its former General Counsel, $52,000 and 12 months of related benefits, and immediately vested options to purchase 87,500 shares of its common stock that were granted upon the commencement of his employment and paid its former Chief Financial Officer, $150,000 and 18 months of related benefits, and immediately vested options to purchase 105,000 shares of its common stock that were granted upon the commencement of his employment.
13. Stock Options and Warrants
     Options
     As of December 31, 2006, an aggregate of 10,000,000 shares of common stock were reserved for issuance under the Company’s 2000 Stock Option Incentive Plan, as amended, including 6,749,000 shares subject to outstanding stock options and 2,822,750 shares available for future grant. Additionally, the Company has two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include 9,167 and 100,041 shares subject to outstanding stock options. As the terms of its plans provide that no options may be issued after 10 years, no options are available under the 1994 Plan. Under the 1998 Long Term Incentive Plan, 29,517 shares are available for future grant. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options will expire, unless previously exercised, not later than ten years from the grant date.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), that addresses the accounting for, among other things, transactions in which a company receives employee services in exchange for equity instruments of the company. The statement precludes accounting for employee share-based compensation transactions using the intrinsic method, and requires that such transactions be accounted for using a fair-value-based method and that the fair value of the transaction be recognized as expense on a straight-line basis over the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS 123(R) using the modified- prospective method.

     The Company recorded approximately $1.3 million, $600,000 and $1.1 million of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2006, 2005 and 2004, respectively.
     The following table illustrates the pro forma effect on net loss and net loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the years ending December 31, 2005 and 2004. For purposes of this presentation, the value of the options is estimated using a Black Scholes option-pricing model and recognized as an expense on a straight-line basis over the options’ vesting periods. Numbers presented are in thousands with the exception of per share data.

	Years Ended December 31,
	2005	2004
	(restated)
Net loss applicable to common stockholders	$(16,168)	$(16,392)
Total stock-based employee compensation expense determined under fair-value based method for all awards	(1,388)	(1,415)

Pro forma net loss	$(17,556)	$(17,807)

Loss per share, as originally reported (basic and diluted)	$(0.27)	$(0.48)
Loss per share, as restated (basic and diluted)	$(0.28)	$(0.48)
Loss per share, pro forma (basic and diluted)	$(0.31)	$(0.52)
     The table above reflects a restatement of the net loss for 2005 to reflect the adjustment of approximately $1.1. million for deemed dividends in arriving at net loss applicable to common stockholders.
     The fair value of stock options at the date of grant was estimated based on the following assumptions:

	2006	2005	2004
Weighted average risk free interest rate	4.91%	4.10%	3.65%
Dividend yields	0%	0%	0%
Weighted average volatility	112%	109%	117%
Expected lives (years)	6	8	8
Weighted average years outstanding	7.5	4.8	5.8
     The Company’s expected stock price volatility assumption is based upon the historical daily volatility of its publicly traded stock. For option grants issued during the year ended December 31, 2006, the Company used a calculated volatility for each grant. The expected life assumption for 2006 was based upon the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. Prior to our adoption of SFAS 123(R), the expected life assumption was based on management’s estimate of 8 years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for 2006, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees and 3% for options granted to senior management and directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Prior to the implementation of SFAS 123(R), the Company accounted for forfeitures on an as-occurred basis. Management has concluded that the changes in assumptions used between SFAS 123 and SFAS 123(R) do not have a significant effect on the Company’s recorded expenses. Under provisions of SFAS 123(R), the Company recorded $1,224,454 of stock-based compensation for the year ended December 31, 2006. No amounts relating to employee stock-based compensation have been capitalized.

     At December 31, 2006, there remained approximately $1 million of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of 6 years. Presented below is the Company’s stock option activity:

				Weighted Average
	Stock Options			Exercise Price
	2006	2005	2004	2006	2005	2004
Outstanding — beginning of year	6,205,542	4,741,042	2,778,042	$1.71	$1.93	$2.08
Granted	1,033,500	1,519,500	2,318,000	1.30	0.95	1.73
Exercised	(82,500)	(17,000)	(55,000)	0.97	0.92	0.89
Forfeited	(1,667)	(38,000)	(285,000)	1.00	1.52	2.00
Expired	(296,667)	—	(15,000)	1.59	—	3.16

Outstanding — end of year	6,858,208	6,205,542	4,741,042	1.66	1.69	1.93

Exercisable at end of year	4,758,330	3,438,157	2,136,898	$1.80	$1.89	$1.94

Weighted average fair value of stock options granted during the year:	$1.11	$0.95	$1.73
     A summary of the activity for nonvested stock options as of December 31, and changes during the year is presented below:

				Weighted Average
				Grant Date Fair
	Stock Options			Value per Share
	2006	2005	2004	2006	2005	2004
Nonvested at January 1,	2,767,384	2,604,161	2,304,388	$1.30	$1.72	$1.99
Granted	1,033,500	1,519,500	2,318,000	1.11	0.82	1.52
Vested	(1,497,674)	(1,356,277)	(1,753,227)	1.34	1.54	1.81
Pre-vested forfeitures	(203,333)	—	(265,000)	1.16	—	1.73

Nonvested at December 31,	2,099,877	2,767,384	2,604,161	1.19	1.30	1.72

     The following table summarizes significant ranges of outstanding stock options under the three plans at December 31, 2006:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.25 — 1.00	1,147,709	7.50	$0.81	667,890	7.50	$0.81
$1.01 — 1.50	1,763,000	8.70	1.25	905,771	8.70	1.25
$1.51 — 2.00	2,284,500	7.14	1.86	1,534,170	7.14	1.86
$2.01 — 3.00	1,662,999	6.61	2.43	1,650,499	6.61	2.44

	6,858,208	7.47	$1.66	4,758,330	7.47	$1.80

     The aggregate intrinsic value of outstanding options as of December 31, 2006, was $2,558,000 of which $1,414,000 is related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on December 31, 2006 ($1.91) and the exercise price of the underlying options. The intrinsic value of options exercised was $15,000 and $59,000 for the three and twelve months ended December 31, 2006, and the intrinsic value of options vested was $117,000 and $775,000 during these same periods.

     Warrants
     A summary of the Company’s warrant activity and related information for the years ended December 31 is shown below.

				Weighted Average
	Warrants			Exercise Price
	2006	2005	2004	2006	2005	2004
Outstanding — beginning of year	18,508,949	9,735,416	7,352,077	$1.94	$1.64	$1.61
Granted	6,112,870	10,267,887	3,884,778	1.54	1.96	1.58
Exercised	(1,261,654)	(1,294,354)	(976,439)	1.16	0.55	0.74
Forfeited	—	—	(500,000)	—	—	2.25
Expired	—	(200,000)	(25,000)	—	1.00	0.80

Outstanding — end of year	23,360,165	18,508,949	9,735,416	1.83	1.94	1.64

Exercisable at end of year	23,360,165	18,508,949	9,735,416	$1.83	$1.94	$1.58

Weighted average fair value of warrants granted during the year:	$1.54	$2.00	$1.36
     The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2006:

	Warrants Outstanding
		Weighted
		Average		Warrants
		Remaining	Weighted	Number of	Exercisable
	Number of	Contractual Life	Average	Shares	Weighted Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Exercisable	Exercise Price
$0.20 - 1.05	506,362	.05	$.21	506,362	$.21
$1.06 - 1.79	10,079,726	3.92	1.56	10,079,726	1.56
$1.80 - 2.67	10,632,966	3.16	2.00	10,632,966	2.00
$2.68 - 2.70	2,141,111	1.66	2.70	2,141,111	2.70

	23,360,165	3.28	$1.83	23,360,165	$1.83

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
     The Rights have been distributed to protect the Company’s stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirors. The Company recently extended the stockholder rights plan through April 2017.

15. Income Taxes
     At December 31, 2006, the Company had United States federal and state net operating loss carryforwards of $87.2 million and $28.0 million, respectively, available to offset against future taxable income, which expire in 2007 through 2026. As a result of a change in-control that occurred in the CytRx shareholder base in July 2002, approximately $51.8 million in federal net operating loss carryforwards became limited in their availability to $747,000 annually. The remaining $35.4 million in federal net operating loss carryforwards, and the $27.4 million in state net operating loss carryforwards, are unrestricted. Additionally, due to the change-in-control, approximately $6.3 million of research and development tax credits will not be available for utilization and were written off. As of December 31, 2006, CytRx also had research and development and orphan drug credits for federal and state purposes of approximately $2.1 million and $200,000, respectively, available for offset against future income taxes, which expire in 2007 through 2026. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$30,892	$35,607
Tax credit carryforward	2,391	6,443
Equipment, furnishings and other	1,547	4,476
Deferred revenue	9,085	—

Total deferred tax assets	43,915	46,526
Deferred tax liabilities — Prepaid insurance	(85)	(2,730)

Net deferred tax assets	43,830	43,796
Valuation allowance	(43,830)	(43,796)

	$—	$—

     For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2006 and 2005 were increases of $34,000 and $5,308,000, respectively.
     The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Federal benefit at statutory rate	$(5,646)	$(5,128)	$(5,570)
State income taxes, net of Federal taxes	(968)	(603)	(655)
Permanent differences	143	736	1,103
Provision related to change in valuation allowance	34	5,308	5,122
Net write-off of research and development tax credits	5,059	—	—
Change in state tax rates	2,160
Other, net	(637)	(313)	—

	$145	$—	$—

16. License Agreements
     In May 2006, CytRx expanded its relationship with UMMS by entering into a new co-exclusive license agreement related to a patent application for chemical modifications of RNAi invented by Tariq M. Rana, Ph.D. In consideration of that license, CytRx made a cash payment of $75,000 and, in December 2006, issued it a total of 150,000 shares of CytRx common stock which were valued, for financial statement purposes, at approximately $263,000.
     In May 2004, CytRx licensed from the technology transfer company of the Imperial College of Science, Technology & Medicine, or Imperial College, the exclusive rights to intellectual property covering a drug screening method using RIP 140, which is a nuclear hormone co-repressor that is believed to regulate fat accumulation. In consideration of the license, CytRx made cash payments to Imperial College totaling $87,000 and issued it a total of 75,000 shares of its common stock which were valued, for financial statement purposes, at $108,000.
     Because the technologies licensed from UMMS and Imperial College had not achieved technological feasibility at the time that CytRx licensed them, had no alternative future uses and, therefore, no separate economic value, the total cost of all cash payments and stock issued for acquisition of the technology was expensed as research and development.
17. Quarterly Financial Data (unaudited)
     Summarized quarterly financial data for 2006 and 2005 is as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	(restated)
2006
Total revenues	$61	$—	$776	$1,229
Net loss	(4,166)	(5,465)	(2,972)	(4,148)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(488)	—	—	—

Net loss applicable to common stockholders	$(4,654)	$(5,465)	$(2,972)	$(4,148)

Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.08)	$(0.04)	$(0.06)

	(restated)
2005
Total revenues	$1	$—	$10	$173
Net loss	(3,527)	(4,509)	(3,492)	(3,565)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(1,076)	—	—	—

Net loss applicable to common stockholders	$(4,603)	$(4,509)	$(3,492)	$(3,565)

Basic and diluted loss per share applicable to common stock	$(0.09)	$(0.08)	$(0.06)	$(0.06)

     Quarterly and year to date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.
     Our Statement of Operations as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1.2 million.
     In connection with the Company’s adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, the Company recorded deemed dividends of

$488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005, as restated, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares. The Company’s quarterly financial data has been restated to reflect the impact of the deemed dividend upon the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005, respectively.
18. Related Party Transactions
     Dr. Michael Czech, who is a member of the Company’s Scientific Advisory Board, is an employee of UMMS and was the principal investigator for a sponsored research agreement between the Company and UMMS. During 2006, 2005 and 2004, Dr. Czech was paid $80,000 for his Scientific Advisory Board services. In addition, during 2005 and 2004, the Company paid UMMS $1,410,000 and $403,000, respectively, under a sponsored research agreement to fund a portion of Dr. Czech’s research.
     RXi was incorporated jointly in April 2006 by CytRx and the four current members of RXi’s scientific advisory board for the purpose of pursuing the possible development or acquisition of RNAi-related technologies and assets.
     On January 8, 2007, the Company entered into a Contribution Agreement with RXi under which the Company assigned and contributed to RXi substantially all of its RNAi-related technologies and assets, and entered into a letter agreement with RXi under which RXi has agreed to reimburse the Company, following its initial funding, for all organizational and operational expenses incurred by the Company in connection with the formation, initial operations and funding of RXi.
     Tod Woolf, Ph.D., the President and Chief Executive Officer of RXi, is one of the Company’s executive officers. The Company recently entered into an employment agreement with Dr. Woolf under which he is entitled to base annual compensation and other employee benefits, including the right to receive, upon completion of RXi’s initial funding, a grant by RXi of stock options to purchase a number of shares of RXi common stock equal to 3/70ths of the number of RXi shares held by CytRx immediately prior to the initial funding at an exercise price equal to the fair market value of the shares at the time of grant.
     Dr. Woolf may be deemed to have a material interest in the Company’s transactions with RXi described above, and in its future dealings with RXi, by reason his status as RXi’s President and Chief Executive Officer and in light of any stock options granted to him by RXi upon completion of its initial funding or otherwise.
19. Subsequent Events
     On January 8, 2007, CytRx entered into a Contribution Agreement with RXi under which CytRx assigned and contributed to RXi substantially all of its RNAi-related technologies and assets. The licensed technologies include patent applications on RNAi target sequences, chemical modifications and delivery to cells, field-specific licenses to a patent application on chemical modification of RNAi, the “Tuschl I” patent, and CytRx’s exclusive licenses to patent applications that disclose gene targets for diabetes and obesity, including RIP140. In connection with the contribution of the licenses and other assets, RXi assumed primary responsibility for all payments to UMMS and other obligations under the contributed licenses and assets.
     In addition to the RNAi licenses and rights that CytRx contributed to RXi, on January 10, 2007, RXi entered into three exclusive, worldwide, sublicenseable licenses with UMMS for three different patent families and one non-exclusive, worldwide, non-sublicensable license for a fourth patent family, pursuant to which UMMS granted RXi rights under certain UMMS patent applications to make, use and sell products related to applications of RNAi technologies. The 2007 UMMS licenses include an exclusive license covering nanotransporters, which may be effective in the delivery of RNAi compounds, as well as methods and potential compounds for the potential treatment of ALS that can be delivered locally to the central nervous system.

     As consideration for the UMMS licenses entered into in 2007, CytRx paid UMMS an aggregate up-front fee of $75,000 and reimbursed UMMS $103,000 for previously incurred patent expenses. Upon the completion of RXi’s initial funding, RXi will be obligated to pay UMMS an additional license fee of $175,000 and issue to UMMS an aggregate of $1,600,000 of RXi common stock that is to be valued, on a per share basis for this purpose based on the valuation of RXi in its initial funding.
     The foregoing license agreements with UMMS require the Company to make aggregate payments of up to $300,000 in 2007. In subsequent periods, the Company will be required to make payments ranging from $250,000 to $1.7 million per year to maintain the licenses. The Company is obligated to pay legal expenses for the prosecution of patents licensed from UMMS, which the Company anticipates will be approximately $175,000 during 2007, and to make milestone payments to UMMS based upon its progress in the clinical development and marketing of products utilizing the technologies licensed from UMMS. In the event that the Company were to successfully develop a product in each of the categories of obesity/type 2 diabetes and ALS, these milestone payments could aggregate up to $27.4 million. The Company also would be required to pay royalties to UMMS based on the net sales of those products. The actual milestone payments will vary, perhaps significantly, based upon the milestones the Company achieves and the products, if any, the Company develops.
     On January 10, 2007, RXi also entered into an invention disclosure agreement with UMMS pursuant to which UMMS is obligated for a three-year period to disclose to RXi any unrestricted inventions conceived or reduced to practice by UMMS related to therapeutic applications of RNAi technologies. Upon completion of RXi’s initial funding, RXi will be obligated to pay UMMS $100,000 in cash, and additionally either pay UMMS another $800,000 in cash or issue to UMMS $800,000 of RXi common stock, that is to be valued on a per share basis for this purpose based on the valuation of RXi in the initial funding. RXi also will be obligated to pay UMMS $100,000 on each of the first and second anniversaries of the effective date of the invention disclosure agreement.
     As of January 8, 2007, CytRx entered into a letter agreement with RXi under which RXi has agreed to reimburse CytRx, following its initial funding, for all organizational and operational expenses incurred by CytRx in connection with the formation, initial operations and funding of RXi. As of February 28, 2007, CytRx has advanced approximately $592,000 to RXi for which it will be obligated to reimburse CytRx.
     The Company applies the disclosure provisions of FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“ FIN 45”), to its agreements that contain guarantee or indemnification clauses. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45. To date, the Company has not incurred material costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to these indemnifications or guarantees.
     As of March 23, 2007, the Company has received approximately $11.0 million in connection with the exercise of warrants and options since December 31, 2006. The exercise price of the warrants and options ranged from $0.20 to $2.70.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
     We have audited the accompanying consolidated balance sheets of CytRx Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
     As more fully described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”
     As described in Note 2 to the consolidated financial statements, the Company has restated its statement of operations for the year ended December 31, 2005 for an error in the presentation of deemed dividends resulting in the presentation of net loss allocable to common stockholders and correction of basic and diluted earnings per share for the year ended December 31, 2005.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CytRx Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting due to material weaknesses.
BDO Seidman, LLP
Los Angeles, California
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
     We have audited management’s assessment, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, that CytRx Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses in financial reporting, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. The Company did not maintain effective controls over the application of generally accepted accounting principles arising from its accounting for anti-dilution adjustments in its calculation of loss per share for the quarters ended March 31, June 30 and September 30, 2005 and 2006. Also, the Company did not maintain effective controls over its quarterly and annual financial reporting process due to the misclassification of research and development expenses for the quarters ended March 31, June 30, September 30, and December 31, 2006. As a result of these material weaknesses, there is a more than remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not effect our report dated April 2, 2007.
     In our opinion, management’s assessment that CytRx Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CytRx Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CytRx Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated April 2, 2007 expressed an unqualified opinion thereon.
BDO Seidman, LLP
Los Angeles, California
April 2, 2007

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Year	Expenses	Accounts	Deductions	End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2006	$43,796,000	$—	$34,000	$—	$43,830,000
Year ended December 31, 2005	38,488,000	—	5,308,000	—	43,796,000
Year ended December 31, 2004	36,478,000	—	2,008,000	—	38,488,000