Form 10-Q
period 2007-03-31
CYTRX CORP
filed 2007-05-10
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to _______________
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
Yes ☐ No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 7, 2007: 86,813,178 , exclusive of treasury shares.

CYTRX CORPORATION
Form 10-Q

Page
PART I. FINANCIAL INFORMATION
Item 1 Financial Statements:	3
Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations (unaudited) for the Three-month Periods Ended March 31, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three-month Periods Ended March 31, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3 Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1A Risk Factors	19
Item 6 Exhibits	27
SIGNATURES	28
INDEX TO EXHIBITS	29
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
Exhibit 10.13
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$36,351,989	$30,381,393
Accounts receivable	105,930	105,930
Prepaid expense and other current assets	778,835	233,323

Total current assets	37,236,754	30,720,646
Equipment and furnishings, net	206,246	252,719
Molecular library, net	261,081	283,460
Goodwill	183,780	183,780
Deposits and prepaid insurance expense	183,877	195,835

Total assets	$38,071,738	$31,636,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777,207	$955,156
Accrued expenses and other current liabilities	3,139,251	2,722,478
Deferred revenue, current portion	5,779,337	6,733,350

Total current liabilities	9,695,795	10,410,984
Deferred revenue, non-current portion	15,582,137	16,075,117

Total liabilities	25,277,932	26,486,101

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 77,681,000 and 70,789,000 shares issued at March 31, 2007 and December 31, 2006, respectively	77,681	70,789
Additional paid-in capital	159,144,014	146,961,657
Treasury stock, at cost (633,816 shares held at March 31, 2007 and December 31, 2006, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(144,148,651)	(139,602,869)

Total stockholders’ equity	12,793,806	5,150,339

Total liabilities and stockholders’ equity	$38,071,738	$31,636,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Service revenue	$1,446,993	$60,830
Grant revenue	116,070	—

	1,563,063	60,830

Expenses:
Research and development (includes $281,000 and $44,000 of non-cash stock-based compensation given to consultants for the three month periods ended March 31, 2007 and 2006, respectively; as well as $37,000 and $83,000 of non-cash employee stock option expense for the three month periods ended March 31, 2007 and 2006, respectively)	4,008,374	2,312,010
General and administrative (includes $0 and $68,000 of non-cash stock-based compensation given to consultants for the three month periods ended March 31, 2007 and 2006, respectively; as well as $112,000 and $262,000 of non-cash employee stock option expense for the three month periods ended March 31, 2007 and 2006, respectively)	2,485,085	2,022,667

	6,493,459	4,334,677

Loss before other income	(4,930,396)	(4,273,847)
Other income:
Interest and dividend income	382,614	107,490
Minority interest in losses of subsidiary	2,000	—

Net loss applicable to common shareholders before deemed dividend	(4,545,782)	(4,166,357)
Deemed dividend for anti-dilution adjustment made to outstanding common stock warrants	—	(488,429)

Net loss applicable to common shareholders	$(4,545,782)	$(4,654,786)

Basic and diluted:
Loss per common share	$(0.06)	$(0.07)

Weighted average shares outstanding	73,273,746	62,343,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,545,782)	$(4,166,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,353	58,931
Minority interest in losses of subsidiary	(2,000)	—
Common stock, stock options and warrants issued for services	975,545	112,003
Expense related to employee stock options	148,812	345,000
Net change in operating assets and liabilities	(1,741,723)	(278,109)

Total adjustments	(548,013)	237,825

Net cash used in operating activities	(5,093,795)	(3,928,532)

Cash flows from investing activities:
Purchases of property and equipment	(2,501)	(23,447)

Net cash used in investing activities	(2,501)	(23,447)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	11,064,892	334,225
Net proceeds from issuances of common stock	—	12,404,394
Net proceeds from issuances of common stock in subsidiary	2,000	—

Net cash provided by financing activities	11,066,892	12,738,619

Net increase in cash and cash equivalents	5,970,596	8,786,640
Cash and cash equivalents at beginning of period	30,381,393	8,299,390

Cash and cash equivalents at end of period	$36,351,989	$17,086,030

Supplemental disclosure of cash flow information:
Cash received during the periods for interest received	$382,614	$107,490

Non-Cash Financing Activities:
     In connection with the Company’s adjustment to the terms of certain outstanding warrants on March 2, 2006, the Company recorded a deemed dividend of approximately $488,000 in the three-month period ended March 31, 2006. The deemed dividend was recorded as a charge to retained earning and a corresponding credit to additional paid-in capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in developing human therapeutic products based primarily upon our small molecule molecular “chaperone” co-induction technology. The Company recently completed a Phase IIa clinical trial of its lead small molecule product candidate, arimoclomol, for the treatment of amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration, or FDA, and orphan medicinal product status from the European Commission for the treatment of ALS. The Company plans to initiate a Phase IIb trial of arimoclomol for this indication during the second half of 2007, subject to FDA clearance. Additionally, recent preclinical animal studies indicated that arimoclomol accelerated the recovery of sensory and motor functions following a stroke, even when administered up to 48 hours after the stroke. Based upon these positive indications, the Company is considering a possible Phase II clinical trial of arimoclomol in stroke patients. The Company also is pursuing clinical development of its other small molecule product candidates, as well as a novel HIV DNA + protein vaccine exclusively licensed to the Company and developed by researchers at the University of Massachusetts Medical School, or UMMS, and Advanced BioScience Laboratories with funding from the National Institutes of Health.
     The Company also is engaged in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with the expression of targeted disease-associated genes. In order to fully realize the potential value of our RNAi technologies, in January 2007, the Company transferred to RXi Pharmaceuticals Corporation, its majority-owned subsidiary, substantially all of its RNAi-related technologies and assets in exchange for equity in RXi. These assets consisted primarily of the Company’s licenses from UMMS and the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as research and other equipment situated at the Company’s Worcester, Massachusetts, laboratory. On April 30, 2007, the Company provided to RXi $15.0 million, net of expenses of approximately $2.0 million reimbursed to it by RXi, in exchange for additional equity in RXi, to satisfy certain initial funding requirements under its agreements with UMMS. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, with an initial focus on neurodegenerative diseases, cancer, type 2 diabetes and obesity. The Company has agreed to reduce its share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. In order to reduce its ownership interest in RXi, the Company has announced its intention to issue a dividend of a portion of its RXi shares to its stockholders. Any proposed dividend to its stockholders of RXi shares would be subject to approval of the CytRx board of directors, SEC rules and the requirements of the Delaware General Corporation Law.
     To date, the Company has relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance our business and operations. At March 31, 2007, the Company had cash and cash equivalents of $36.4 million, and it received $19.2 million from the sale of shares in its April 2007 financing transaction, net of offering expenses of approximately $2.8 million and the $15.0 million of net proceeds that it provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. Management believes that the Company has adequate financial resources to support its currently planned level of operations into the second half of 2009, which expectation is based in part on projected expenditures for 2007 of $4.5 million for the Company’s Phase IIb trial of arimoclomol for ALS and related studies, $4.4 million for its other ongoing and planned preclinical programs, including a possible Phase II clinical trial of arimoclomol in stroke patients, and $8.8 million for general and administrative expenses. Management estimates that RXi separately will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in cash payments under agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
     In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (ALSCRT) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any developments funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALS Charitable Remainder Trust has no obligation to provide any further funding to the Company. Management has analyzed the transaction and concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements (SFAS No. 68). Accordingly, the Company has recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized as a percentage of actual research and development expense incurred for the research and development of arimoclomol or the development of other ALS treatments.
     The accompanying condensed consolidated financial statements at March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2006 have been derived from our audited financial statements as of that date.
     Certain reclassifications have been made to the prior year’s condensed financial statements to conform to the current year presentation.
     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2006. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
2. Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 as of January 1, 2007, as required. The adoption of FIN No. 48 did not have an impact on the Company’s financial position and results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company’s consolidated financial statements.
3. Basic and Diluted Loss Per Common Share
     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 22.7 million and 29.0 million shares at March 31, 2007 and 2006, respectively.
     In connection with the Company’s adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006, the Company recorded a deemed dividend of approximately $488,000. This deemed dividend is reflected as an adjustment to net loss for the first quarter of 2006 to arrive at net loss applicable to common stockholders on the Condensed Consolidated Statement of Operations and for purposes of calculating basic and diluted earnings per shares.
4. Stock Based Compensation
     As of March 31, 2007, an aggregate of 10,000,000 shares of common stock were reserved for issuance under the Company’s 2000 Stock Option Incentive Plan, including approximately 6,381,000 shares subject to outstanding stock options and approximately 2,880,000 shares available for future grant. Additionally, the Company has two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include approximately 1,700 and 93,000 shares, respectively, subject to outstanding stock options. As the terms of our plans provide that no options may be issued after 10 years, no options are available under the 1994 Plan. Under the 1998 Long Term Incentive Plan, approximately 30,000 shares are available for future grant. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options will expire, unless previously exercised, not later than ten years from the grant date.
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
     The Company’s share-based employee compensation plans are described in Note 13 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2006. On January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-based Compensation (Revised 2004)” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 and SFAS 123, Employee Stock-Based Compensation, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107, Share-Based Payment, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Statement of Operations as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1.3 million.
     For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS 123(R), the compensation associated with stock options paid to non-employees is generally recognized in the period during which services are rendered by such non-employees. Since its adoption of SFAS 123(R), there have been no changes to the Company’s equity plans or modifications of its outstanding stock-based awards.
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options, using the method prescribed by FASB Interpretation 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black Scholes option pricing model, will be re-measured using the fair value of the Company’s common stock and deferred compensation and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the stock options are fully vested. The Company recognized approximately $976,000 and $112,000 of stock based compensation expense related to non-employee stock options for the three-month periods ended March 31, 2007 and 2006, respectively. Included in the amount recognized in 2007 is an adjustment of approximately $695,000 related to options granted to consultants in 2006.
     During the first quarter of 2007 the Company did not issue any stock options; however had we issued options during this period the following assumptions would have been used and are presented for comparison purposes. The fair value of stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three-Months Ended
	March 31, 2007	March 31, 2006
		(Restated)
Risk-free interest rate	4.41% - 4.89%	4.27% - 4.83%
Expected volatility	116.8%	117.3%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%
     The Company’s expected stock price volatility assumption is based upon the historical daily volatility of its publicly traded stock. For option grants issued during the three-month periods ended March 31, 2007 and 2006, the Company used a calculated volatility for each grant. The expected life assumptions were based upon the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the three-month periods ended March 31, 2007 and 2006, the Company has estimated an annualized forfeiture rate of 15% for options granted to its employees and 3% for options granted to senior management and directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), the Company recorded $149,000 and $345,000 of employee stock-based compensation for the three-month periods ended March 31, 2007 and 2006, respectively. No amounts relating to employee stock-based compensation have been capitalized. As of March 31, 2007, there was $772,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses through 2009. Compensation costs will be adjusted for future changes in estimated forfeitures.
     At March 31, 2007, there remained approximately $772,000 of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of 1.61 years. Presented below is the Company’s stock option activity:

	Stock Options
	Three-Months Ended
	March 31, 2007
		Weighted Average
	Number	Exercise Price
	of Shares	per Share
Outstanding at January 1, 2007	6,858,208	$1.66
Granted	—	$—
Exercised	(325,333)	$1.74
Forfeited	(57,000)	$1.46

Outstanding at March 31, 2007	6,475,875	$1.66

Options exercisable at March 31, 2007	4,581,644	$1.78

     A summary of the activity for nonvested stock options as of March 31, 2007, and changes during the three-month period is presented below:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value per Share
Nonvested at January 1, 2007	2,099,877	$1.19
Granted	—	$—
Forfeited	(37,000)	$1.00
Vested	(168,645)	$1.11

Nonvested at March 31, 2007	1,894,232	$1.20

     The following table summarizes significant ranges of outstanding stock options under the three plans at March 31, 2007:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.25 — 1.00	1,041,876	7.31	$0.80	660,717	6.82	$0.80
$1.01 — 1.50	1,761,000	8.45	1.25	956,928	8.10	1.25
$1.51 — 2.00	2,097,500	6.92	1.86	1,398,500	6.77	1.86
$2.01 — 3.00	1,575,499	6.35	2.44	1,565,499	6.33	2.44

	6,475,875	7.26	$1.66	4,581,644	6.91	$1.78
     The aggregate intrinsic value of outstanding options as of March 31, 2007, was $19,604,000 of which $13,338,000 is related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on March 31, 2007 ($4.69) and the exercise price of the underlying options. The intrinsic value of options exercised was $961,000 for the three month period ended March 31, 2007, and the intrinsic value of options that vested was approximately $603,000 during the period.
5. Liquidity and Capital Resources
     At March 31, 2007, the Company had cash and cash equivalents of $36.4 million, and it received $19.2 million from the sale of shares in its April 2007 financing transaction, net of offering expenses of approximately $2.8 million, and the $15.0 million of net proceeds that it provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. Management believes that the Company has adequate financial resources to support its currently planned level of operations into the second half of 2009, which expectation is based in part on projected expenditures for 2007 of $4.5 million for the Company’s Phase IIb trial of arimoclomol for ALS and related studies, $4.4 million for its other ongoing and planned preclinical programs, including a possible Phase II clinical trial of arimoclomol in stroke patients, and $8.8 million for general and administrative expenses. Management estimates that RXi separately will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in cash payments under agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
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
     In connection with the March 2006 financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 2.8 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in the March 2006 financing at a price below the closing market price on the date of the transaction. The Company accounted for the anti-dilution adjustments as deemed dividends analogous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, and recorded an approximate $488,000 charge to retained earnings and a corresponding credit to additional paid-in capital.
     In connection with the March 2006 private equity financing, the Company entered into a registration rights agreement with the purchasers of its common stock and warrants. That agreement provides, among other things, for liquidated damages, up to a maximum of 16% of the purchase price paid for the securities (approximately $2.1 million), that are payable in the event that the Company were unable to initially register or maintain the effective registration of the securities until the sooner of two years or the date on which the securities could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company has evaluated the liquidated damages of the March 2006 registration rights agreement in light of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies, pursuant to which a contingent obligation must be accrued only if it is reasonably estimable and probable. In management’s estimation, the contingent payments related to the registration payment arrangement are not probably to occur, and thus no amount need be accrued.

     During the three-month period ended March 31, 2007, the Company issued 6.9 million shares of its common stock, and received $11.1 million, upon the exercise of stock options and warrants. During the first quarter of 2007, the Company did not grant any new options.
7. Subsequent Events
     On April 19, 2007, the Company completed a $37.0 million private equity financing in which it issued approximately 8.6 million shares of its common stock at a price of $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, the Company received proceeds of approximately $34.2 million. On April 30, 2007, the Company contributed $15.0 million, net of reimbursed expenses of approximately $2.0 million paid by RXi to the Company, in exchange for equity in RXi, to satisfy the initial funding requirements under its agreements with UMMS.
     In connection with the private equity financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 1.4 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in the April 2007 financing at a price below the closing market price on the date of the transaction. The Company accounted for the anti-dilution adjustments as deemed dividends analogous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments. Because the fair value of the outstanding warrants decreased as a result of the anti-dilution adjustment, no deemed dividend was recorded, and thus the Company did not record a charge to retained earnings or a corresponding credit to additional paid-in capital.
     In connection with the April 2007 private equity financing, the Company entered into a registration rights agreement with the purchasers of its common stock and warrants. That agreement provides, among other things, for liquidated damages, up to a maximum of 16% of the purchase price paid for the securities (approximately $5.9 million), that are payable in the event that the Company were unable to initially register or maintain the effective registration of the securities until the sooner of two years or the date on which the securities could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company has evaluated the penalty provisions of the April 2007 registration rights agreement in light of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies, pursuant to which a contingent obligation must be accrued only if it is reasonably estimable and probable. In management’s estimation, the contingent payments related to the registration payment arrangement are not probable to occur, and thus no amount need be accrued.
     As of April 30, 2007, the Company has received approximately $2.0 million in connection with the exercise of warrants and options since March 31, 2007.
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
     All statements in this Quarterly Report, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to the recent developments regarding our RXi Pharmaceuticals Corporation subsidiary, our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.
     All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in this Quarterly Report under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
  Overview
     We are a biopharmaceutical research and development company engaged in developing human therapeutic products based primarily upon our small molecule molecular “chaperone” co-induction technology. We recently completed a Phase IIa clinical trial of our lead small molecule product candidate, arimoclomol, for the treatment of amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration, or FDA, and orphan medicinal product status from the European Commission for the treatment of ALS. The Company plans to initiate a Phase IIb trial of arimoclomol for this indication during the second half of 2007, subject to FDA clearance. Additionally, recent preclinical animal studies indicated that arimoclomol accelerated the recovery of sensory and motor functions following a stroke, even when administered up to 48 hours after the stroke. Based upon these positive indications, we are considering a possible Phase II clinical trial of arimoclomol in stroke patients. We are also pursuing clinical development of our other small molecule product candidates, as well as a novel HIV DNA + protein vaccine exclusively licensed to us and developed by researchers at the University of Massachusetts Medical School, or UMMS, and Advanced BioScience Laboratories with funding from the National Institutes of Health.
     We are also engaged in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with the expression of targeted disease-associated genes. In order to fully realize the potential value of our RNAi technologies, in January 2007 we transferred to RXi Pharmaceuticals Corporation, our majority-owned subsidiary, substantially all of our RNAi-related technologies and assets in exchange for equity in RXi. These assets consisted primarily of our licenses from UMMS and the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as research and other equipment situated at our Worcester, Massachusetts, laboratory. On April 30, 2007, we provided to RXi $15.0 million, net of expenses of approximately $2.0 million reimbursed to us by RXi, in exchange for additional equity in RXi, to satisfy certain initial funding requirements under its agreements with UMMS. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, with an initial focus on neurodegenerative diseases, cancer, type 2 diabetes and obesity.
     We have relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At March 31, 2007, we had cash and cash equivalents of $36.4 million, and we received $19.2 million from the sale of shares in its April 2007 financing transaction, net of offering expenses of approximately $2.8 million and the $15.0 million of net proceeds that it provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. We believe that we have adequate financial resources to support our currently planned level of operations into the second half of 2009, which expectation is based in part on projected expenditures for 2007 of $4.5 million for our Phase IIb trial of arimoclomol for ALS and related studies, $4.4 million for our other ongoing and planned preclinical programs, including a possible Phase II clinical trial of arimoclomol in stroke patients, and $8.8 million for general and administrative expenses. Management estimates that RXi separately will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in cash payments under recent agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). We have no significant revenue, and we expect to have no significant revenue and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities. We anticipate, therefore, that our operating results will fluctuate for the foreseeable future and period-to-period comparisons should not be relied upon as predictive of the results in future periods.

     We have agreed to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. In order to reduce our ownership interest in RXi, we have announced our intention to issue a dividend of a portion of our RXi shares to our stockholders. Any proposed dividend to our stockholders of RXi shares would be subject to approval of the CytRx board of directors, SEC rules and the requirements of the Delaware General Corporation Law. We may be unable to comply with these rules and requirements, or may experience delays in complying. Any such dividend may be taxable to CytRx.
     RXi began operating as a stand-alone company with its own management, business, and operations in January 2007. Following RXi’s initial funding, we have agreed under our letter agreement with UMMS and our separate stockholders agreement with RXi and its other current stockholders to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. During the time that RXi is majority-owned, the consolidated financial statements of CytRx will include 100% of the assets and liabilities of RXi and the ownership of the interests of the minority shareholders will be recorded as “minority interests.” In the future, if CytRx owns more than 20% but less than 50% of the outstanding shares of RXi, CytRx would account for its investment in RXi using the equity method. Under the equity method, CytRx would record its pro-rata share of the gains or losses of RXi against its historical basis investment in RXi. For 2007, we expect RXi’s research and development expenses will be approximately $6.2 million.
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
     Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
  Revenue Recognition
     Biopharmaceutical revenues have consisted of license fees from strategic alliances with pharmaceutical companies, service revenues from contract research and laboratory consulting, and grant revenues from government and private grants.
     Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectibility is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.
     Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence or an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Once all conditions of the grant are met and no contingencies remain outstanding, the revenue is recognized as grant fee revenue and an earned but unbilled revenue receivable is recorded.
     In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (ALSCRT) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALSCRT has no obligation to provide any further funding to us. We have analyzed the transaction and concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and then the development of other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates quarterly. For the quarter ended March 31, 2006, we recognized approximately $1.4 million in service revenue.
     The amount of “deferred revenues, current portion” is the amount of deferred revenues that are expected to be recognized in the next twelve months and are subject to fluctuation based upon management estimates. Management’s estimates include what pre-clinical and clinical trials are necessary, the size of the trial, the timing of when trials will be performed and the estimated cost of the trials. These estimates are subject to changes and could have a significant effect on the amount and timing of when the deferred revenues are recognized. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.
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
  Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. We are using the modified-prospective method and the Black-Scholes valuation model for valuing the share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
     The fair value of each option grant is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in 2006: risk-free interest rates of 4.9; expected volatility of 111.6%; expected life of the options of 6.0 years; and no dividends made. Based on historical experience, for 2006, we estimated an annualized forfeiture rate of 10% for options granted to employees and 3% for options granted to senior management and directors. In 2007 we increased our forfeiture rate for employees to 15% in anticipation of employees transferring to RXi. We maintained the same forfeiture rate for senior management and directors.
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
  Earnings Per Share
     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 22.7 million shares and 29.0 million shares at March 31, 2007 and 2006, respectively. In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006, we recorded a deemed dividend of $488,000. This deemed dividend was reflected as an adjustment to net loss for the first quarter of 2006 to arrive at net loss applicable to common stockholders on the condensed consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.
  Liquidity and Capital Resources
     At March 31, 2007, we had cash and cash equivalents of $36.4 million and total assets of $38.1 million, compared to $30.4 million and $31.7 million, respectively, at December 31, 2006. Working capital totaled $27.5 million at March 31, 2007, compared to $20.3 million at December 31, 2006.

     We have relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At March 31, 2007, we had cash and cash equivalents of $36.4 million, and we received $19.2 million from the sale of shares in its April 2007 financing transaction, net of offering expenses of approximately $2.8 million and the $15.0 million of proceeds, net of approximately $2.0 million of reimbursed expenses, that we provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. We believe that we have adequate financial resources to support its currently planned level of operations into the second half of 2009, which expectation is based in part on projected expenditures for 2007 of $4.5 million for our Phase IIb trial of arimoclomol for ALS and related studies, $4.4 million for our other ongoing and planned preclinical programs, including a possible Phase II clinical trial of arimoclomol in stroke patients, and $8.8 million for general and administrative expenses. Management estimates that RXi separately will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in cash payments under recent agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). We have no significant revenue, and we expect to have no significant revenue and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including completion of the clinical development arimoclomol for ALS and our ongoing research and development efforts related to our other small molecule drug candidates.
     We currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed in the future, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     Our net loss, as adjusted for noncash charges relating to (1) common stock, stock option and warrants issued for services and (2) expenses related to employee stock options, declined by approximately $196,000 from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. This decline in net loss was more than offset by an approximately $1.5 million increase in the use of cash for the net change in operating assets and liabilities between the two quarters resulting in an increase in cash used in operating activities from approximately $3.9 million for the three-month period ended March 31, 2006 to approximately $5.1 million for the three-month period ended March 31, 2007.
     In the three-month periods ended March 31, 2007 and 2006, net cash used in investing activities consisted of approximately $2,500 and $23,000, respectively, for the purchase of equipment. We expect capital spending during the remaining three quarters of 2007 to be higher than the first quarter of 2007 due to the purchase of additional laboratory equipment.
     Cash provided by financing activities in the three-month period ended March 31, 2007 was $11.1 million. The cash provided by financing activities consisted almost exclusively of approximately $11.1 million received from the exercise of stock options and warrants. Cash provided by financing activities in the three-month period ended March 31, 2006 was approximately $12.7 million. During that period, we raised $12.4 million, net of expenses, from the issuance of common stock in a private equity financing in March of 2006, and received proceeds from the exercise of stock options and warrants of approximately $334,000.
     No common stock was issued in the quarter ending March 31, 2007; however, in April 2007, we raised $34.2 million, net of offering expenses of approximately $2.8 million, from the sale of 8.6 million shares in a financing transaction. We subsequently contributed $15.0 million to RXi, net of expenses of approximately $2.0 million reimbursed to us by RXi, on April 30, 2007 to satisfy the initial funding requirements under our agreements with UMMS.
     As a result of the activities described above, our cash and cash equivalents increased by approximately $6.0 million during the quarter ended March 31, 2007, compared to an increase of approximately $8.8 million during the quarter ended March 31, 2006.
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
  Results of Operations
     We recorded a net loss applicable to common shareholders of approximately $4.5 for the three month period ended March 31, 2007, compared to a $4.7 million loss for the same period in 2006.
     We recognized approximately $1.6 million of revenue, of which $1.4 million resulted from our $24.3 million sale to the ALS Charitable Remainder Trust of a 1% royalty interest in worldwide sales of arimoclomol in 2007. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2007, we do not anticipate receiving any significant service or licensing fees, although we estimate that we will recognize an additional $3.1 million in service revenues from the ALS Charitable Remainder Trust transaction. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALS Charitable Remainder Trust over the period of our arimoclomol research.
Research and Development

	Quarters Ended March 31,
	2007	2006
	(In thousands)
Research and development expense	$3,623	$2,130
Non-cash research and development expense	281	44
Employee stock option expense	37	83
Depreciation and amortization	67	55

	$4,008	$2,312
     Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
     Research and development expenses incurred during the first three months of 2007 and 2006 relate primarily to (i) our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to other molecular chaperone drug candidates, (iii) our research and development activities conducted at UMMS related to the technologies covered by the UMMS license agreements, (iv) our prior collaboration and invention disclosure agreement pursuant to which UMMS had agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the small molecule drug discovery operations at our Massachusetts laboratory. All research and development costs related to the activities of RXi and our laboratory were expensed.
     As compensation to members of our scientific advisory board and consultants, and in connection with the acquisition of technology, we sometimes issue shares of our common stock, stock options and warrants to purchase shares of our common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded non-cash charges of $976,000 and $112,000 in this regard during the quarters ended March 31, 2007 and 2006, respectively. With our adoption of SFAS 123(R) during 2006, we recorded $37,000 and $83,000 of employee stock option expense during the quarters ended March 31, 2007 and 2006, respectively.
     In 2007, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program with arimoclomol and related studies for the treatment of ALS, our potential Phase II clinical trial of arimoclomol for stroke recovery and the continued development of our RNAi assets by our majority-owned subsidiary RXi. We currently estimate that our clinical program for arimoclomol for the treatment of ALS, including the completion of the planned Phase IIb clinical trial and related studies, will require us to incur approximately $23.0 million over the next two to three years.

General and administrative expenses

	Quarters Ended March 31,
	2007	2006
	(In thousands)
General and administrative expenses	$2,369	$1,689
Stock, stock options and warrant expense to non-employees and consultants	—	68
Employee stock option expense	112	262
Depreciation and amortization	4	4

	$2,485	$2,023

     General and administrative expenses include all salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. General and administrative expenses increased by approximately $0.5 million in the quarter ended March 31, 2007 compared to the same quarter in 2006 as a result of annual salary increases and increased bonuses and legal expenses. During 2007, we expect legal expenses to remain consistent with 2006 levels, as we expect patent expenses to increase, while being off-set by a decline in legal expenses associated with the formation of RXi. In our efforts to comply with the attestation requirements under Section 404 of the Sarbanes-Oxley Act for the first time for the year ended December 31, 2006, we incurred approximately $800,000 in consulting, audit and accounting system conversion expense. We expect to those expenses to decrease in 2007, as our accounting system conversion is now complete.
     From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever we can measure more reliably. We recorded no non-cash charges during the quarter ended March 31, 2007, and approximately $68,000 during the quarter ended March 31, 2006. These charges relate primarily to common stock, stock options and warrants issued in connection with the engagement and retention of financial, business development and scientific advisors. With our adoption of SFAS 123(R) during 2006, we recorded approximately $112,000 and $262,000 of employee stock option expense during the quarters ended March 31, 2007 and 2006, respectively.
     Interest and dividend income
     Interest and dividend income was $383,000 for the quarter ended March 31, 2007, compared to $107,000 for the quarter ended March 31, 2006. The variances between years is attributable primarily to the amount of cash available for investment each year and, to a lesser extent, changes in prevailing market rates.
     Minority interest in losses of subsidiary
     We offset against our net loss $2,000 related to the minority interest in RXi held by its minority stockholders in the quarter ended March 31, 2007. During 2006 no comparable entry was necessary as all our subsidiaries were wholly owned. This loss was the minority shareholder’s portion of the loss attributed to RXi and was limited to the extent of their investment.
  Related Party Transactions
     Dr. Michael Czech, who is a member of the Company’s Scientific Advisory Board, is an employee of UMMS and was the principal investigator for a sponsored research agreement between the Company and UMMS. During the three-month period ended March 31, 2006, we incurred expenses to UMMS related to Dr. Czech’s sponsored research agreement of $201,000. Additionally, we paid $27,000 to Dr. Czech for his services on the Scientific Advisory Board for each of the three-month periods ended March 31, 2007 and 2006.
     RXi was incorporated jointly in April 2006 by CytRx and the four current members of RXi’s scientific advisory board for the purpose of pursuing the possible development or acquisition of RNAi-related technologies and assets.

     On January 8, 2007, CytRx entered into a Contribution Agreement with RXi under which CytRx assigned and contributed to RXi substantially all of its RNAi-related technologies and assets, and entered into a letter agreement with RXi under which RXi has agreed to reimburse CytRx, following its initial funding, for all organizational and operational expenses incurred by CytRx in connection with the formation, initial operations and funding of RXi. On April 30, 2007, CytRx additionally contributed $15 million, net of reimbursed expenses of approximately $2.0 million, to RXi.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three month period ended March 31, 2007, it would not have had a material effect on our results of operations or cash flows for that period.
Item 4 — Controls and Procedures
  Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
  Changes in Controls Over Financial Reporting
     During the quarterly period covered by this report on Form 10-Q, we made changes to our internal control designed to strengthen our financial reporting in light of material weaknesses in that regard reported in our Form 10-K for the year ended December 31, 2006. During the quarterly period covered by this Form 10-Q, we restated our financial statements for the first three fiscal quarters in 2006 to reflect the proper accounting resulting from the integration of our laboratory’s accounting system in the first quarter of 2006, and enhanced our internal review of all equity transactions to ensure the effectiveness of all aspects of our controls related to the accounting for anti-dilution adjustments to our outstanding warrants and other securities..
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

PART II— OTHER INFORMATION
Item 1A — Risk Factors
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have operated at a loss due to our lack of significant recurring revenue combined with our substantial expenditures for research and development of our products and general and administrative expenses. We incurred net losses of $16.8 million, $15.1 million and $16.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and had an accumulated deficit of approximately $139.6 million as of December 31, 2006. We are likely to continue to incur losses unless and until, if ever, we are able to commercialize one or more of our products and generate significant recurring revenue.
We Have No Source of Significant Recurring Revenue, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenue was $2.1 million, $184,000 and $428,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Of the $2.1 million of revenue in 2006, $1.8 million related to our sale to the ALS Charitable Remainder Trust of a one-percent royalty interest in worldwide sales of arimoclomol. We will not have other significant recurring revenue until at least one of the following occurs:
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
     We have relied primarily upon proceeds from sales of our equity securities, including proceeds received upon the exercise of options and warrants, to generate funds needed to finance our business and operations. At March 31, 2007, we had cash and cash equivalents of $36.4 million, and we received $19.2 million from the sale of shares in an April 2007 financing transaction, net of offering expenses of approximately $2.8 million and the $15.0 million of net proceeds that we provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. We believe that our remaining current financial resources will be adequate to support our currently planned level of operations into the second half of 2009. This estimate is based in part on projected expenditures for 2007 of $4.5 million for our Phase IIb trial of arimoclomol for ALS and related studies, $4.4 million for our other ongoing and planned preclinical programs, including a possible Phase II clinical trial of arimoclomol in stroke patients, and $8.8 million for general and administrative expenses. We estimate that RXi separately will expend approximately $6.2 million on development activities for 2007 (including approximately $400,000 in cash payments under agreements with UMMS, $3.2 million in other research and development expenses and $2.6 million in general and administrative expenses). We anticipate it will take a minimum of three years, and possibly longer, for us to generate recurring revenue, and we will be dependent on obtaining future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any financing, and may not be able to obtain financing on favorable terms, or at all. A lack of needed financing might force us to reduce the scope of our long-term business plans.
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
     To the extent we enter into collaborative arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable FDA and other regulatory requirements, the timing of receipt or amount of revenue from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, we may suffer a reduction in the ultimate overall profitability for us of these products. In addition, if we are unable to enter into these arrangements for a particular product, we may be required to either sell our rights in the product to a third party or abandon it unless we are able to raise sufficient capital to fund the substantial expenditures necessary for development and marketing of the product.
We Will Incur Substantial Expenses and May Be Required to Pay Substantial Milestone Payments Relating to Our Product Development Efforts
     We estimate that our clinical program for arimoclomol for the treatment of ALS, including the completion of the planned Phase IIb clinical trial and related studies, will require us to incur approximately $23.0 million (including amounts payable under the Master Agreement for Clinical Trials Management Services we have entered into with Pharmaceutical Research Associates) over the next two to three years, assuming we receive FDA clearance for this trial. In addition, our agreement with Biorex by which we acquired our molecular chaperone co-induction drug candidates provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop arimoclomol or any other of these candidates, the milestone payments could aggregate as much as $3.7 million, with the most significant of those payments due upon the first commercialization of any of these candidates. The actual costs of our planned Phase IIb trial, and any clinical development of arimoclomol in stroke patients, could significantly exceed the expected amount due to a variety of factors associated with the conduct of clinical trials, including those described below under “If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Curtail Our Operations.”
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
If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Curtail Our Operations
     All of our products in development must be approved by the FDA or foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign governmental approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.
     Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:
•	Difficulty in securing centers to conduct trials.

•	Difficulty in enrolling patients in conformity with required protocols or projected timelines.

•	Unexpected adverse reactions by patients in trials.

•	Difficulty in obtaining clinical supplies of the product.

•	Changes in FDA or foreign governmental requirements for our testing during the course of that testing.

•	Inability to generate statistically significant data confirming the efficacy of the product being tested.

•	Modification of the drug during testing.

•	Reallocation of our limited financial and other resources to other clinical programs.
     It is possible that none of the products we develop will obtain the appropriate regulatory approvals necessary for us to begin selling them. The time required to obtain FDA and foreign governmental approvals is unpredictable, but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenue from the particular drug candidate.
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
     We believe that the FDA may accept the completion of a successful Phase II clinical program as sufficient to enable us to submit a New Drug Application, or NDA; however, there is no assurance that the FDA will accept our Phase II program in lieu of a Phase III clinical trial. If the FDA requires us to complete a Phase III clinical trial, the cost of development of arimoclomol for treatment of ALS will increase significantly beyond our estimated costs, and the time to completion of clinical testing also will be significantly delayed. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for arimoclomol that could be more difficult, expensive and time-consuming than our planned end point. Based upon the positive results of recent preclinical studies in animals, we are considering possible clinical development of arimoclomol in stroke patients. Arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes, and we also may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol will show any efficacy for any indication.
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

We Recently Identified Material Weaknesses in our Internal Control over Financial Reporting
     In our most recent Annual Report on Form 10-K, we reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the application of generally accepted accounting principles arising from our accounting for historical warrant anti-dilution adjustments as deemed dividends, and in the effectiveness of our internal controls over quarterly and annual financial statement reporting arising from our accounting for research and development expenses related to our laboratory facility in Worcester, Massachusetts, which are described in detail under the heading “Controls and Procedures” in our Form 10-K. Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional weaknesses as we continue to work with the new systems that we have implemented over the past year. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements, which could erode market confidence in our company, adversely affect the market price of our common stock and, in egregious circumstances, result in possible claims based upon such financial information.
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
     We are aware of only one drug, Rilutek, which was developed by Aventis Pharma AG, that has been approved by the FDA for the treatment of ALS. Rilutek is now available in generic form. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Celgene Corporation, Mitsubishi Pharma Corporation, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA, Oxford BioMedica plc, and Teva Pharmaceutical Industries Ltd. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others.
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
RXi is Subject to Risks of a New Business
     RXi is a start-up company with no operating history. RXi is initially focused solely on developing and commercializing therapeutic products based upon its RNAi technologies, and there is no assurance that RXi will be able to successfully implement its business plan. While RXi’s management collectively possesses substantial business experience, including experience in taking start-up companies from early stage to an operational stage, there is no assurance that they will be able to manage RXi’s business effectively, or that they will be able to identify, hire and retain any needed additional management or scientific personnel, to develop and implement RXi’s product development plans, obtain third-party contracts or any needed financing, or achieve the other components of RXi’s business plan.
The Approach RXi is Taking to Discover and Develop Novel Therapeutics Using RNAi is Unproven and May Never Lead to Marketable Products
     The RNAi technologies that RXi has licensed from UMMS have not yet been clinically tested by CytRx or RXi, nor are we aware of any clinical trials having been completed by third parties involving similar technologies. The scientific discoveries that form the basis for RXi’s efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited, and no company has received regulatory approval to market therapeutics utilizing RNAi. Successful development of RNAi-based products by RXi will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body. RXi may expend large amounts of money trying to solve these issues, and never succeed in doing so. In addition, any compounds that RXi develops may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.
RXi May Be Unable to Protect Its Intellectual Property Rights Licensed From UMMS or May Need to License Additional Intellectual Property from Others.
     The assets we contributed to RXi include a non-exclusive license to the fundamental Fire and Mello patent owned by UMMS and the Carnegie Institution of Washington, which claims various aspects of gene silencing, or genetic inhibition by double-stranded RNA. There can be no assurance that this patent or other pending applications or issued patents belonging to its patent family would withstand possible legal challenges or that it will effectively insulate the covered technologies from competition. Therapeutic applications of gene silencing technology and other technologies that RXi licenses from UMMS are also claimed in a number of UMMS pending patent applications, but there can be no assurance that these applications will result in any issued patents or that any such issued patents would withstand possible legal challenges or insulate RXi’s technologies from competition. We are aware of a number of third party-issued patents directed to various particular forms and compositions of RNAi-mediating molecules, and therapeutic methods using them, that RXi will not use. Third parties may, however, hold or seek to obtain additional patents that could make it more difficult or impossible for RXi to develop products based on the gene silencing technology that RXi has licensed.
     RXi has entered into an invention disclosure agreement with UMMS under which UMMS has agreed to disclose to RXi certain inventions it makes and give RXi the exclusive right to negotiate licenses to the disclosed inventions. There can be no assurance, however, that any such inventions will arise, that RXi will be able to negotiate licenses to any inventions on satisfactory terms, or at all, or that any negotiated licenses will prove commercially successful.

     RXi may need to license additional intellectual property rights from third parties in order to be able to complete the development or enhance the efficacy of its product candidates or avoid possible infringement of the rights of others. There is no assurance that RXi will be able to acquire any additional intellectual property rights on satisfactory terms, or at all.
We Are Required To Dispose of Some of Our RXi Shares, and May Not Be Able To Do So Promptly Through the Issuance of a Dividend
     We have agreed under our letter agreement with UMMS and our separate stockholders agreement with RXi and its other current stockholders to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. In order to do so, we intend to make a dividend of a portion of our RXi shares to our stockholders. Any future dividend to our stockholders of RXi shares would be subject to the approval of our board of directors and to compliance with SEC rules and the requirements of the Delaware General Corporation Law, and there is no assurance as to the timing or amount of such dividend. We may be unable to comply with these rules and requirements, or may experience delays in complying. Any such dividend may be taxable to our stockholders.
RXi May Not Be Able to Obtain Future Financing
     On April 30, 2007, we provided to RXi $15.0 million, net of approximately $2.0 million of expenses reimbursed to us by RXi, to satisfy the initial funding requirements under its agreements with UMMS. We believe this initial funding will be sufficient to fund RXi’s planned business and operations into the third quarter of 2008. It is possible, however, that RXi could require additional funding prior to this time. RXi also will require substantial additional financing in the future in connection with its RNAi research and development activities and any commercialization of its products. We contributed all of our RNAi-related technologies to RXi in order to accelerate the development and commercialization of drugs based upon these and RXi’s other RNAi technologies. Although we believe that this will facilitate obtaining additional financing to pursue RXi’s RNAi development efforts, RXi has no commitments or arrangements for any financing, and there is no assurance that it will be able to obtain any future financing.
We May Not be Able to Exercise Our RXi Preemptive Rights
     Under our agreement with RXi and its other current stockholders, with some exceptions, once we no longer own a majority of RXi’s outstanding shares CytRx will have preemptive rights to acquire a portion of any new securities sold or issued by RXi so as to maintain our percentage ownership of RXi. Depending upon the terms and provisions of any proposed sale of new securities by RXi, we may be unable or unwilling to exercise our preemptive rights, in which event our percentage ownership of RXi will be diluted. In order to maintain our percentage ownership of RXi, we may need to obtain our own financing, which may or may not be available to us on satisfactory terms, or at all.
RXi Retains Discretion Over Its Use of Any Funds That We Provide To It
     Although RXi currently is a majority-owned subsidiary of ours, we do not control its day-to-day operations. Accordingly, all funds received by RXi, including funds provided by us, may be used by RXi in any manner its management deems appropriate, for its own purposes, including the payment of salaries and expenses of its officers and other employees, amounts called for under the UMMS licenses and invention disclosure agreement, and for other costs and expenses of its RNAi research and development activities.
We Do Not Control RXi, And The Officers, Directors and Other RXi Stockholders May Have Interests That Are Different From Ours
     We have entered into a letter agreement with UMMS and a separate agreement with RXi and its other current stockholders under which we agree during the term of RXi’s new licenses from UMMS to vote our shares of RXi common stock for the election of directors of RXi and to take other actions to ensure that a majority of the RXi board of directors are independent of us. We also have agreed that we will reduce our ownership to less than a majority as soon as reasonably practicable. At any time at which we own less than a majority of the voting power RXi, we will not be able to determine the outcome of matters submitted to a vote of RXi stockholders. The other stockholders of RXi also may have interests that are different from ours. Accordingly, RXi may engage in actions or develop its business and operations in a manner that we believe are not in our best interests.

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
Risks Associated with Our Common Stock
Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management or May Discourage Others From Acquiring Us and Thereby Adversely Affect Stockholder Value
     We have a stockholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without the participation and approval of our board of directors. We recently extended the stockholder rights plan through April 2017.
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
Our Outstanding Options and Warrants and the Availability for Resale of Our Shares Issued in Our Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of April 30, 2007, there were outstanding stock options and warrants to purchase approximately 22.4 million shares of our common stock at a weighted-average exercise price of $1.87 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends or distributions with respect to our common stock that could be triggered upon our intended dividend or distribution of RXi shares. Our outstanding warrants to purchase approximately 1.4 million shares also contain anti-dilution provisions that are triggered upon any issuance of securities by us below the prevailing market price of our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
     As of May 4, 2007, we had registered with the SEC for resale by our stockholders a total of approximately 59.9 million outstanding shares of our common stock, and approximately 22.4 million additional shares of our common stock issuable upon exercise of outstanding options and warrants. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.
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
We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock
     The market price of our common stock has ranged from $0.87 to $5.49 per share during the 52-week period ended April 30, 2007, and may continue to experience significant volatility from time to time. Factors such as the following may affect such volatility:
•	Announcements of regulatory developments or technological innovations by us or our competitors.

•	Changes in our relationship with our licensors and other strategic partners=.

•	Changes in our ownership or other relationships with RXi.

•	Our quarterly operating results.

•	Developments in patent or other technology ownership rights.

•	Public concern regarding the safety of our products.

•	Government regulation of drug pricing.
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

CYTRX CORPORATION (Registrant)
Date: May 10, 2007	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

4.1 (a)	Amendment No. 2 to Shareholder Protection Rights Agreement

10.1	Contribution Agreement, dated as of January 8, 2007, between CytRx Corporation and RXi Pharmaceuticals Corporation

10.2	Reimbursement Agreement, dated January 8, 2007, between CytRx Corporation and RXi Pharmaceuticals Corporation

10.3 †	Exclusive License Agreement (UMASS Agreement No UMMC 03-75-01), effective as of January 10, 2007, between RXi Pharmaceuticals Corporation and the University of Massachusetts

10.4 †	Non-Exclusive License Agreement (UMASS Agreement No. UMMC 06-08-03), effective as of January 10, 2007, between RXi Pharmaceuticals Corporation and the University of Massachusetts

10.5 †	Exclusive License Agreement (UMASS Agreement No. UMMC 06-21-01), effective as of January 10, 2007, between RXi Pharmaceuticals Corporation and the University of Massachusetts

10.6 †	Exclusive License Agreement (UMASS Agreement No. UMMC 03-68-02), effective as of January 10, 2007, between RXi Pharmaceuticals Corporation and the University of Massachusetts

10.7	Invention Disclosure Agreement (UMASS Agreement No. UMMC 07-U-200), effective as of the “Effective Date” (as defined), between RXi Pharmaceuticals Corporation and the University of Massachusetts

10.8	Voting agreement, dated as of January 10, 2007, between CytRx Corporation and the University of Massachusetts

10.9	Master Agreement for Clinical Trials Management Services, dated February 5, 2007, between CytRx Corporation and Pharmaceutical Research Associates

10.10 *	Employment Agreement dated February 22, 2007, by and among Dr. Tod Woolf, CytRx Corporation and RXi Pharmaceuticals Corporation

10.11	Stockholders agreement, dated February 23, 2007, among CytRx Corporation, RXi Pharmaceuticals Corporation, Craig C. Mello, Ph.D., Tariq Rana, Ph.D., Gregory J. Hannon, Ph.D., and Michael P. Czech, Ph.D

10.12 (b)	Form of Purchase Agreement, dated as of April 17, 2007, by and between CytRx Corporation and each of the selling stockholders named in the prospectus made part of this registration statement

10.13	Contribution Agreement, dated as of April 30, 2007, between CytRx Corporation and RXi Pharmaceuticals Corporation

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Corporation’s Annual Report on Form 10-K filed on April 2, 2007.

(b)	Incorporated by reference to the Corporation’s current report on Form 8-K filed on April 18, 2007.