Form 10-Q/A
period 2007-03-31
CYTRX CORP
filed 2007-05-23
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Yes ☒           No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
Yes ☐           No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 7, 2007: 86,813,178, exclusive of treasury shares.

PART II — OTHER INFORMATION
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q/A.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: May 18, 2007	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a).

4