Form 10-Q
period 2007-06-30
CYTRX CORP
filed 2007-08-09
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐           Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).Yes ☐ No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 7, 2007: 88,143,477, exclusive of treasury shares.

CYTRX CORPORATION
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,697,571	$30,381,393
Accounts receivable	1,500,000	105,930
Prepaid expense and other current assets	666,334	233,323

Total current assets	71,863,905	30,720,646
Equipment and furnishings, net	214,715	252,719
Molecular library, net	238,703	283,460
Goodwill	183,780	183,780
Deposits and prepaid insurance expense	172,418	195,835

Total assets	$72,673,521	$31.636,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,904,002	$955,156
Accrued expenses and other current liabilities	2,732,869	2,722,478
Deferred revenue, current portion	7,329,548	6,733,350

Total current liabilities	11,966,419	10,410,984
Deferred revenue, non-current portion	11,662,413	16,075,117

Total liabilities	23,628,832	26,486,101

Commitment and Contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 88,574,000 and 70,789,000 shares issued at June 30, 2007 and December 31, 2006, respectively	88,574	70,789
Additional paid-in capital	201,620,189	146,961,657
Treasury stock, at cost (633,816 shares held at June 30, 2007 and December 31, 2006, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(150,384,836)	(139,602,869)

Total stockholders’ equity	49,044,689	5,150,339

Total liabilities and stockholders’ equity	$72,673,521	$31,636,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Service revenue	$2,369,513	$—	$3,816,506	$60,830
Grant revenue	—	—	116,070
Other revenue	1,000	—	1,000	—

	2,370,513	—	3,933,576	60,830

Expenses:
Research and development (includes non-cash expense as follows: $144,000 and $77,000 of employee stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively, $181,000 and $160,000 of employee stock-based compensation expense for the six months ended June 30, 2007 and 2006 respectively; $339,000 and $61,000 of non-employee stock-based compensation for the three months ended June 30, 2007 and 2006, respectively; $1,058,000 and $105,000 of non-employee stock-based compensation for the six months ended June 30, 2007 and 2006, respectively, and an aggregate 462,112 shares of RXi common stock valued at $2,311,560 issued in exchange for licensing rights)
	6,266,316	3,205,372	9,883,207	5,517,383
General and administrative (includes non-cash expense as follows: $599,000 and $274,000 of employee stock-based compensation for the three months ended June 30, 2007 and 2006, respectively, and $710,000 and $536,000 of employee stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively, and $0 and $58,000 of non-employee stock-based compensation for the three months ended June 30, 2007 and 2006, respectively, and $0 and $126,000 of non-employee stock-based compensation for the six months ended June 30, 2007 and 2006, respectively)	4,497,444	2,436,916	7,374,012	4,459,582

	10,763,760	5,642,288	17,257,219	9,976,965

Loss before other income	(8,393,247)	(5,642,288)	(13,323,643)	(9,916,135)
Other income:
Interest and dividend income	659,062	176,908	1,039,676	284,398
Other income	1,500,000	—	1,500,000	—
Minority interest in losses of subsidiary	—	—	2,000	—

Net loss applicable to common shareholders before deemed dividend	(6,234,185)	(5,465,380)	(10,781,967)	(9,631,737)
Deemed dividend for anti-dilution adjustment made to outstanding common stock warrants	—	—	—	(488,429)

Net loss applicable to common shareholders	$(6,234,185)	$(5,465,380)	$(10,781,967)	$(10,120,166)

Basic and diluted loss per common share	$(0.07)	$(0.08)	$(0.14)	$(0.15)

Weighted average shares outstanding	85,379,769	69,977,876	79,242,321	66,181,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,781,967)	$(9,631,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,067	138,941
Minority interest in losses of subsidiary	(2,000)	—
Common stock, stock options and warrants issued for services	583,045	230,547
Common stock in subsidiary issued in exchange for licenses	2,310,560	—
Deferred revenue	(3,816,506)	—
Expense related to employee and non-employee stock options	1,622,874	696,378
Net change in operating assets and liabilities	(842,429)	788,796

Total adjustments	(23,389)	1,854,662

Net cash used in operating activities	(10,805,356)	(7,777,075)

Cash flows from investing activities:
Purchases of property and equipment	(38,303)	(22,335)

Net cash used in investing activities	(38,303)	(22,335)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	15,909,775	339,194
Net proceeds from issuances of common stock	34,248,062	12,404,360
Net proceeds from issuances of common stock in subsidiary	2,000	—

Net cash provided by financing activities	50,159,837	12,743,554

Net increase in cash and cash equivalents	39,316,178	4,944,144
Cash and cash equivalents at beginning of period	30,381,393	8,299,390

Cash and cash equivalents at end of period	$69,697,571	$13,243,534

Supplemental disclosure of cash flow information:
Cash received during the period for interest received	$1,039,676	$248,398

Non-Cash Financing Activities:
     In connection with the Company’s adjustment to the terms of certain outstanding warrants on March 2, 2006, the Company recorded a deemed dividend of approximately $488,000 in the six months ended June, 2006. The deemed dividend was recorded as a charge to retained earning and a corresponding credit to additional paid-in capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in developing human therapeutic products based primarily upon our small molecule molecular “chaperone” amplification technology. The Company has completed a three-month Phase IIa clinical trial and six-month open-label trial extension of that trial, for its lead small molecule product candidate, arimoclomol, for the treatment of amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration, or FDA, and orphan medicinal product status from the European Commission for the treatment of ALS. The Company plans to initiate a Phase IIb efficacy trial of arimoclomol for this indication during the second half of 2007, subject to FDA clearance. Based on preliminary discussions with the FDA, CytRx is now considering a second efficacy clinical trial for ALS, possibly in parallel with the upcoming Phase IIb trial, to provide additional efficacy data to support a possible approval decision by the FDA. Additionally, recent preclinical animal studies indicated that arimoclomol accelerated the recovery of sensory and motor functions following a stroke, even when administered up to 48 hours after the stroke. Based upon these positive indications, the Company has announced plans to commence a Phase II clinical trial for arimoclomol in stroke recovery in the first half of 2008, subject to FDA clearance. The Company has also announced plans to commence a Phase II clinical trial with its next drug candidate, iroxanadine, for diabetic foot ulcers in the first half of 2008, subject to FDA clearance. In addition, subsequent to period end, the Company opened a research and development facility in San Diego to provide it with a dedicated laboratory to accelerate its molecular chaperone drug development programs.
     The Company also is engaged in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with the expression of targeted disease-associated genes. In order to fully realize the potential value of its RNAi technologies, in January 2007, the Company transferred to RXi Pharmaceuticals Corporation (RXi), its majority-owned subsidiary, substantially all of its RNAi-related technologies and assets in exchange for equity in RXi. These assets consisted primarily of the Company’s licenses from University of Massachusetts Medical School, or UMMS, and the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as research and other equipment situated at the Company’s Worcester, Massachusetts, laboratory. On April 30, 2007, the Company contributed to RXi $15.0 million, net of expenses of approximately $2.0 million reimbursed to it by RXi, to satisfy certain initial funding requirements under its agreements with UMMS. As a result of these transactions, CytRx owned as of June 30, 2007 approximately 86% of the outstanding capital stock of RXi. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, with an initial focus on neurodegenerative diseases, cancer, type 2 diabetes and obesity. The Company has agreed to reduce its share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. In order to do so, the Company has announced its intention to issue a dividend of a portion of its RXi shares to its stockholders. Any proposed dividend to its stockholders of RXi shares would be subject to approval of the CytRx board of directors and compliance with applicable Securities and Exchange Commission, or SEC, rules and the requirements of the Delaware General Corporation Law. Any such dividend may be taxable to CytRx, although any applicable taxes due may be off-set by the Company’s net operating loss carryforwards; however there is no assurance that the Company’s current net operating loss carryforwards will be sufficient to cover any such taxable event, and if they are not, then CytRx might be required to pay income tax.
     To date, the Company has relied primarily upon sales of its equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance our business and operations. See Note 5 – Liquidity and Capital Resources.
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
     The accompanying condensed consolidated financial statements at June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2006 have been derived from our audited financial statements as of that date.
     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Untied States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2006. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
     In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have an impact on the Company’s consolidated financial statements.
3. Basic and Diluted Loss Per Common Share
     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 20.4 million and 29.2 million shares at June 30, 2007 and 2006, respectively.
     In connection with the Company’s adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006, the Company recorded deemed dividend of approximately $488,000. The deemed dividend is reflected as an adjustment to net loss for the first quarter of 2006, to arrive at net loss applicable to common stockholders on the Condensed Consolidated Statement of Operations and for purposes of calculating basic and diluted loss per shares.
4. Stock Based Compensation
CytRx Corporation
     As of June 30, 2007, an aggregate of 10,000,000 shares of common stock were reserved for issuance under the Company’s 2000 Stock Option Incentive Plan, including approximately 6,294,000 shares subject to outstanding common stock options and approximately 1.9 million shares available for future grant. Additionally, the Company has one other active plan, the 1998 Long Term Incentive Plan, which includes approximately 86,000 shares subject to outstanding common stock options and approximately 30,000 shares are available for future grant. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options will expire, unless previously exercised, not later than ten years from the grant date.
     Prior to January 1, 2006, the Company accounted for its common stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the service period.
     The Company’s stock-based employee compensation plans are described in Note 13 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2006. On January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-based Compensation (Revised 2004)” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 and SFAS 123, Employee Stock-Based Compensation, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107, Share-Based Payment, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Statement of Operations as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1.3 million.
     For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123(R), the compensation associated with stock options paid to non-employees is generally recognized in the period during which services are rendered by such non-employees. Since its adoption of SFAS 123(R) and EITF 96-18, there have been no changes to the Company’s equity plans or modifications of its outstanding stock-based awards.
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying common stock options, using the method prescribed by FASB Interpretation 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. The Company recognized approximately $1,013,000 and $105,000 of stock based compensation expense related to non-employee common stock options for the six-month periods ended June 30, 2007 and 2006, respectively. Included in the amount recognized in 2007 is an adjustment of approximately $303,000 related to options granted to consultants in 2006.
     During the first six months of 2007, the Company issued options to purchase 900,000 shares of its common stock. The fair value of the common stock options granted in the six month periods listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended
	June 30, 2007	June 30, 2006
Risk-free interest rate	4.43% - 4.78%	4.27% - 5.23%
Expected volatility	108.9%	117.0%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%
     The Company’s expected stock price volatility assumption is based upon the historical daily volatility of its publicly traded stock. For option grants issued during the six-month periods ended June 30, 2007 and 2006, the Company used a calculated volatility for each grant. The expected life assumptions were based upon the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the six-month periods ended June 30, 2007 and 2006, the Company has estimated an annualized forfeiture rate of 15% and 10%, respectively, for options granted to its employees and 3% for each period for options granted to senior management and directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), the Company recorded $1,239,000 and $696,000 of employee stock-based compensation for the six-month periods ended June 30, 2007 and 2006, respectively. No amounts relating to employee stock-based compensation have been capitalized. Compensation costs will be adjusted for future changes in estimated forfeitures.
     At June 30, 2007, there remained approximately $3.5 million of unrecognized compensation expense related to unvested stock options granted to employees, directors, scientific advisory board members and consultants, to be recognized as expense over a weighted-average period of 1.55 years. Presented below is the Company’s stock option activity:

	Stock Options
	Six-Months Ended
	June 30, 2007
	Number of Shares	Number of Shares	Total Number	Weighted Average
	(Employees)	(Non-Employees)	of Shares	Exercise Price
Outstanding at January 1, 2007	4,150,000	2,708,000	6,858,000	$1.66
Granted	900,000	—	900,000	$4.40
Exercised	(596,000)	(136,000)	(732,000)	$1.91
Forfeited	(150,000)	(582,000)	(732,000)	$1.73

Outstanding at June 30, 2007	4,304,000	1,990,000	6,294,000	$2.02

Options exercisable at June 30, 2007	2,642,000	1,740,000	4,382,000	$1.76

     A summary of the activity for nonvested common stock options as of June 30, 2007 is presented below:

				Weighted Average
	Number of Shares	Number of Shares	Total Number of	Grant Date Fair
	(Employees)	(Non-Employees)	Shares	Value per Share
Nonvested at January 1, 2007	1,183,000	917,000	2,100,000	$1.19
Granted	900,000	—	900,000	$3.70
Forfeited	(150,000)	(582,000)	(732,000)	$1.52
Vested	(272,000)	(104,000)	(376,000)	$1.57

Nonvested at June 30, 2007	1,661,000	250,000	1,911,000	$2.21

     The following table summarizes significant ranges of outstanding common stock options under the two plans at June 30, 2007:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.25 — 1.00	999,000	7.13	$0.80	699,000	7.13	$0.81
$1.01 — 2.00	3,057,000	7.48	1.53	2,309,000	7.48	1.24
$2.01 – 2.50	1,336,000	6.06	2.45	1,336,000	6.06	2.45
$2.51 — 3.00	2,000	1.95	2.63	2,000	1.95	2.63
$3.01 — 4.51	900,000	9.81	4.40	36,000	9.81	4.51

	6,294,000	7.45	$2.02	4,382,000	6.75	$1.76

     The aggregate intrinsic value of outstanding options as of June 30, 2007 was $8.8 million, of which $6.0 million was related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on June 30, 2007 ($3.12) and the exercise price of the underlying options. The intrinsic value of options exercised was $847,000 for the six-month period ended June 30, 2007, and the intrinsic value of options that vested was approximately $650,000 for the same period.
RXi Pharmaceuticals
     RXi is a majority owned subsidiary of CytRx and has its own stock option plan, named the RXi Pharmaceuticals Corporation 2007 Incentive Plan. As of June 30, 2007, an aggregate of 1,902,000 shares of common stock were reserved for issuance under the RXi Pharmaceuticals Corporation 2007 Incentive Plan, including approximately 1,177,000 shares subject to outstanding common stock options granted under this plan and approximately 725,000 shares available for future grant. The administrator of the plan determines the times which an option may become exercisable. Vesting periods of options granted to date include vesting upon grant to vesting at the end of a five year period.
     RXi which began its operations on January 8, 2006, adopted SFAS 123(R), “Accounting for Stock-based Compensation (Revised 2004)”, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors. In March 2005, the Securities and Exchange Commission issued SAB 107, Share-Based Payment, relating to SFAS 123(R). RXi has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     For common stock options paid in consideration of services rendered by non-employees, RXi recognizes compensation expense in accordance with the requirements of SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123(R), the compensation associated with common stock options paid to non-employees is generally recognized in the period during which services are rendered by such non-employees. There have been no changes to RXi’s equity plans or modifications of its outstanding stock-based awards.
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying common stock options, using the method prescribed by FASB Interpretation 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. The Company used an independent third-party valuation firm to estimate the fair market value of RXi and the fair market value of RXi options. Based on those estimates, RXi recognized approximately $732,000 of stock based compensation expense related to non-employee stock options for the six-month period ended June 30, 2007.
     During the first six months of 2007, the Company issued options to purchase 829,000 shares of its common stock. The fair value of the common stock options granted in the six month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

Six-Months Ended
June 30, 2007
Risk-free interest rate	4.43% - 4.78%
Expected volatility	1.1% - 1.9%
Expected lives (years)	6
Expected dividend yield	0.00%
     The fair value of RXi’s common stock and RXi’s expected common stock price volatility assumption is based upon an independent third-party valuation that determined the RXi corporate valuation and analyzed the volatility of a basket of comparable companies. The expected life assumptions were based upon the simplified method provided for under SAB 107, which averages the contractual term of RXi’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. Based on CytRx’s historical experience, for the six-month period ended June 30, 2007, RXi has estimated an annualized forfeiture rate of 15% for options granted to its employees, 8% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), RXi recorded $329,000 of employee stock-based compensation for the six-month period ended June 30, 2007. No amounts relating to employee stock-based compensation have been capitalized. As of June 30, 2007, there was $2,700,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of RXi’s operating expenses through 2009. Compensation costs will be adjusted for future changes in estimated forfeitures.
     At June 30, 2007, the unrecognized compensation expense related to unvested common stock options granted to employees, directors, scientific advisory board members and consultants is expected to be recognized as expense over a weighted-average period of 1.78 years. Presented below is RXi’s common stock option activity:

	Stock Options
	Six-Months Ended
	June 30, 2007
	Number of Shares	Number of Shares	Total Number	Weighted Average
	(Employees)	(Non-Employees)	of Shares	Exercise Price
Outstanding at January 1, 2007	—	—	—	—
Granted	829,000	348,000	1,177,000	$5.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2007	829,000	348,000	1,177,000	$5.00

Options exercisable at June 30, 2007	98,000	215,000	313,000	$5.00

     A summary of the activity for nonvested stock options as of June 30, 2007 is presented below:

				Weighted Average
	Number of Shares	Number of Shares	Total Number of	Grant Date Fair
	(Employees)	(Non-Employees)	Shares	Value per Share
Nonvested at January 1, 2007	—	—	—	—
Granted	829,000	348,000	1,177,000	$5.00
Forfeited	—	—	—	—
Vested	(97,000)	(216,000)	(313,000)	$5.00

Nonvested at June 30, 2007	732,000	132,000	864,000	$5.00

     The following table summarizes significant ranges of outstanding common stock options under the plan at June 30, 2007:

Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$5.00	1,177,000	9.87	$5.00	313,000	9.88	$5.00

     The aggregate intrinsic value of outstanding options as of June 30, 2007 is negligible. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of RXi’s common stock on June 30, 2007 and the exercise price of the underlying options.
5. Liquidity and Capital Resources
     At June 30, 2007, the Company had cash and cash equivalents of $69.7 million, including $19.2 million that it received from the sale of 8.6 million shares at $4.30 per share in its April 2007 financing transaction, net of offering expenses of approximately $2.8 million and the $15.0 million of net proceeds that it provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. Management believes that the Company has adequate financial resources to support its currently planned level of operations into the second half of 2009. That belief is based in part on projected expenditures through the remainder of 2007 and the first half of 2008 of $24.5 million, including $7.3 million for the Company’s Phase IIb trial of arimoclomol for ALS and related studies and $10.8 million for its other clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic foot ulcers (which the Company estimates will, through completion, cost $10.0 million and $5.6 million, respectively). Management estimates that RXi separately will expend approximately $8.2 million on development activities through the remainder of 2007 and the first half of 2008. Management’s estimate regarding the

Company’s financial resources assumes that no second efficacy trial will be required for arimoclomol for ALS. If the Company undertakes an additional efficacy trial, its actual expenses will be materially greater than currently estimated. The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
6. Equity Transactions
     On March 2, 2006, the Company completed a $13.4 million private equity financing in which it issued 10.6 million shares of its common stock and warrants to purchase an additional 5.3 million shares of its common stock at an exercise price of $1.54 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, we received proceeds of approximately $12.4 million.
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
     In connection with the March 2006 private equity financing, the Company entered into a registration rights agreement with the purchasers of its common stock and warrants. That agreement provides, among other things, for cash penalties, up to a maximum of 16% (approximately $2.1 million) of the purchase price paid for the securities in the event that the Company failed to initially register or maintain the effective registration of the securities until the sooner of two years or the date on which the securities could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company has evaluated the penalty provisions of the March 2006 registration rights agreement in light of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies, pursuant to which a contingent obligation must be accrued only if it is reasonably estimable and probable. In management’s estimation, the contingent payments related to the registration payment arrangement are not probable to occur, and thus no amount need be accrued.
     On April 19, 2007, the Company completed a $37.0 million private equity financing in which it issued approximately 8.6 million shares of its common stock at a price of $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, the Company received proceeds of approximately $34.2 million. On April 30, 2007, the Company contributed $15.0 million, net of reimbursed expenses of approximately $2.0 million paid by RXi to the Company, in exchange for equity in RXi, to satisfy the initial funding requirements under its agreements with UMMS. Following that transaction, CytRx owned as of June 30, 2007 approximately 86% of the outstanding capital stock of RXi.
     In connection with the private equity financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 1.4 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in the April 2007 financing at a price below the closing market price on the date of the transaction. For the reasons described above, the Company accounted for the anti-dilution adjustments as deemed dividends. Because the fair value of the outstanding warrants decreased as a result of the anti-dilution adjustment, no deemed dividend was recorded, and thus the Company did not record a charge to retained earnings or a corresponding credit to additional paid-in capital.
     In connection with the April 2007 private equity financing, the Company entered into a registration rights agreement with the purchasers of its common stock and warrants. That agreement provides, among other things, for cash penalties, up to a maximum of 16% (approximately $5.9 million) of the purchase price paid for the securities in the event that the Company failed to initially register or maintain the effective registration of the securities until the sooner of two years or the date on which the securities could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company has evaluated the penalty provisions of the April 2007 registration rights agreement in light of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies, pursuant to which a contingent obligation must be accrued only if it is reasonably estimable and probable. In management’s estimation, the contingent payments related to the registration payment arrangement are not probable to occur, and thus no amount need be accrued.
     During the three-month period ended June 30, 2007, the Company issued 2.6 million shares of its common stock, and received $4.8 million, upon the exercise of stock options and warrants. During the second quarter of 2007, the Company granted stock options covering 900,000 shares. During the three-month period ended March 31, 2007, the Company issued 6.9 million shares of its common stock, and received $11.1 million, upon the exercise of stock options and warrants. During the first quarter of 2007, the Company did not grant any stock options.
     During the second quarter of 2007, the Company’s RXi subsidiary issued approximately 462,000 shares of its common stock in connection with its UMMS licensing agreements. The shares were valued at $2.3 million which was recorded as a charge to research and development expense. Additionally, RXi granted stock options to purchase 1,177,000 shares of RXi common stock at an exercise price of $5.00 per share to certain officers, employees, directors and scientific advisory board members. RXi did not issue any shares of common stock in connection with license agreements, or grant any stock options, during the first quarter of 2007.
7. Other Income
     In June 2007, we recognized $1.5 million of income arising from a fee received pursuant to a change-in-control provision included in the purchase agreement for our 1998 sale of our animal pharmaceutical unit. Management concluded that the fee did not represent revenue generated from our normal course of our business, and accordingly we recorded this fee as other income.
8. Subsequent Events
     On July 20, 2007, the Company entered into a lease, as part of its previously announced relocation of its laboratory facility to San Diego, California. Under the terms of the lease, CytRx will occupy approximately 10,000 square feet of office and laboratory space. The lease is for a term of three years expiring on July 31, 2010, unless earlier terminated in accordance with the lease.
     As of July 31, 2007, the Company had received approximately $482,000 in connection with the exercise of warrants and options since June 30, 2007.
     In July 2007, the Company amended its Restated Certificate of Incorporation to increase the authorized number of shares of its common stock from 125,000,000 to 150,000,000 shares.
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
     All statements in this Quarterly Report, including statements in this section, other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to the recent developments regarding our RXi Pharmaceuticals Corporation subsidiary, our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Overview
     We are a biopharmaceutical research and development company engaged in developing human therapeutic products based primarily upon our small molecule molecular “chaperone” amplification technology. We have completed a three-month Phase IIa clinical trial of our lead small molecule product candidate, arimoclomol, and a six-month open-label extension of that trial, of our lead small molecule product candidate, arimoclomol, for the treatment of amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease. Arimoclomol has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration, or FDA, and orphan medicinal product status from the European Commission for the treatment of ALS. We plan to initiate a Phase IIb efficacy trial of arimoclomol for this indication during the second half of 2007, subject to FDA clearance. Based on preliminary discussions with the FDA, we are now considering a second efficacy clinical trial for ALS, possibly in parallel with the upcoming Phase IIb trial, to provide additional efficacy data to support a possible approval decision by the FDA. Additionally, recent preclinical animal studies indicated that arimoclomol accelerated the recovery of sensory and motor functions following a stroke, even when administered up to 48 hours after the stroke. Based upon these positive indications, we have announced plans to commence a Phase II clinical trial for arimoclomol in stroke recovery in the first half of 2008, subject to FDA clearance. We have also announced plans to commence a Phase II clinical trial with our next drug candidate, iroxanadine, for diabetic foot ulcers in the first half of 2008, subject to FDA clearance. In addition, we recently opened a research and development facility in San Diego to provide us with a dedicated laboratory to accelerate our molecular chaperone drug development programs.
     We are also engaged in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with the expression of targeted disease-associated genes. In order to fully realize the potential value of our RNAi technologies, in January 2007 we transferred to RXi Pharmaceuticals Corporation, our majority-owned subsidiary, substantially all of our RNAi-related technologies and assets in exchange for equity in RXi. These assets consisted primarily of our licenses from University of Massachusetts Medical School, or UMMS, and the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as research and other equipment situated at our Worcester, Massachusetts, laboratory. On April 30, 2007, we provided to RXi $15.0 million, net of expenses of approximately $2.0 million reimbursed to us by RXi, in exchange for additional equity in RXi, to satisfy certain initial funding requirements under its agreements with UMMS. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, with an initial focus on neurodegenerative diseases, cancer, type 2 diabetes and obesity.
     We have relied primarily upon sales of our equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At June 30, 2007, we had cash and cash equivalents of $69.7 million, including $19.2 million that we received from the sale of shares in our April 2007 financing transaction, net of offering expenses of approximately $2.8 million and the $15.0 million of net proceeds that we provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. Management believes that we have adequate financial resources to support our currently planned level of operations into the second half of 2009. That belief is based in part on projected expenditures through the remainder of 2007 and the first half of 2008 of $24.5 million, including $7.3 million for our Phase IIb trial of arimoclomol for ALS and related studies and $10.8 million for our other clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic foot ulcers (which we estimate will, through completion, cost $10.0 million and $5.6 million, respectively). Management estimates that RXi separately will expend approximately $8.2 million on development activities through the remainder of 2007 and the first half of 2008. Management’s estimate regarding our financial resources assumes that no second efficacy trial will be required for arimoclomol for ALS. If we undertake an additional efficacy trial, our actual expenses will be materially greater than currently estimated. We will be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
     We have agreed to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. In order to reduce our ownership interest in RXi, we have announced our intention to issue a dividend of a portion of our RXi shares to our stockholders. Any proposed dividend to our stockholders of RXi shares would be subject to approval of the CytRx board of directors, SEC rules and the requirements of the Delaware General Corporation Law. We may be unable to comply with these rules and requirements, or may experience delays in complying. Any such dividend may be taxable to us, although any applicable taxes due may be off-set by our net operating loss carryforwards; however there is no assurance that our current net operating loss carryforwards will be sufficient to cover any such taxable event, and if they are not, then CytRx might be required to pay income tax.
     RXi began operating as a stand-alone company with its own management, business, and operations in January 2007. We have agreed under our letter agreement with UMMS and our separate stockholders agreement with RXi and its other current stockholders to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. During the time that RXi is majority-owned, the consolidated financial statements of CytRx will include 100% of the assets and liabilities of RXi and the ownership of the interests of the minority shareholders will be recorded as “minority interests.” In the future, if CytRx owns more than 20% but less than 50% of the outstanding shares of RXi, CytRx would account for its investment in RXi using the equity method. Under the equity method, CytRx would record its pro-rata share of the gains or losses of RXi against its historical basis investment in RXi. For 2007, we expect RXi’s research and development expenses will be approximately $6.5 million.
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
     Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectibility is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.
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

     In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALSCRT has no obligation to provide any further funding to us. We have analyzed the transaction and concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and then the development of other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates quarterly. As of December 31, 2006, we recognized approximately $1.8 million of service revenue related to this transaction. For three and six-months ended June 30, 2007, we recognized approximately $2.4 and $3.8 million, respectively, in service revenue. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.
     The amount of “deferred revenue, current portion” is the amount of deferred revenue that is expected to be recognized in the next twelve months and is subject to fluctuation based upon management estimates. Management’s estimates include what pre-clinical and clinical trials are necessary, the size of the trial, the timing of when trials will be performed and the estimated cost of the trials. These estimates are subject to changes and could have a significant effect on the amount and timing of when the deferred revenues are recognized.
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
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment (revised 2004).” SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. We adopted SFAS 123(R) using the modified-prospective method and use the Black-Scholes valuation model for valuing share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
     The fair value of each CytRx and RXi common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, based on an expected forfeiture rate that is adjusted for actual experience. If our Black-Scholes option pricing model assumptions or our actual or estimated forfeiture rate are different in the future, that could materially affect compensation expense recorded in future periods.

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
     Earnings Per Share
     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 20.4 million shares and 29.2 million shares at June 30, 2007 and 2006, respectively. In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006, we recorded a deemed dividends of $488,000. The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2006, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted loss per shares.
     Liquidity and Capital Resources
     At June 30, 2007, we had cash and cash equivalents of $69.7 million and total assets of $72.7 million, compared to $30.4 million and $31.6 million, respectively, at December 31, 2006. Working capital totaled $59.9 million at June 30, 2007, compared to $20.3 million at December 31, 2006.
     We have relied primarily upon sales of our equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At June 30, 2007, we had cash and cash equivalents of $69.7 million, including $19.2 million that we received from the sale of shares in our April 2007 financing transaction, net of offering expenses of approximately $2.8 million and the $15.0 million of net proceeds that we provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. Management believes that we have adequate financial resources to support our currently planned level of operations into the second half of 2009. That belief is based in part on projected expenditures through the remainder of 2007 and the first half of 2008 of $24.5 million, including $7.3 million for our Phase IIb trial of arimoclomol for ALS and related studies and $10.8 million for our other clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic foot ulcers (which we estimate will, through completion, cost $10.0 million and $5.6 million, respectively). Management estimates that RXi separately will expend approximately $8.2 million on development activities through the remainder of 2007 and the first half of 2008. Management’s estimate regarding our financial resources assumes that no second efficacy trial will be required for arimoclomol for ALS. If we undertake an additional efficacy trial, our actual expenses will be materially greater than currently estimated. We have no significant revenue, and we expect to have no significant revenue and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations. In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including completion of the clinical development arimoclomol for ALS and our ongoing research and development efforts related to our other small molecule drug candidates.
     We currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed in the future, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     Our net loss, which includes non-cash charges relating to (1) common stock, stock option and warrants issued for services (2) common stock issued related to the acquisition of licensing rights and (3) expenses related to employee stock options, increased by approximately $700,000 from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. This increase was due to several factors including our subsidiary RXi’s issuance of approximately 462,000 shares with an estimated fair value $2.3 million for the licensing rights of certain technologies and a new invention disclosure agreement, as well as the recognition of option expense of $1.1 million related to the issuance of options to RXi’s employees, members of its board of directors and scientific advisory board. These non cash increases in net loss were offset in part by $2.4 million in deferred revenue related to our $24.3 million sale to the ALS Charitable Remainder Trust of a 1% royalty interest in worldwide sales of arimoclomol in August 2006.
     In the six months ended June 30, 2007 and 2006, net cash used in investing activities consisted of approximately $38,000 and $22,000, respectively, for the purchase of equipment. We expect capital spending during the second half of 2007 to be higher than the first six months of 2007 due to additional laboratory equipment necessary for our new San Diego laboratory.
     Cash provided by financing activities in the six months ended June 30, 2007 was $50.2 million. During the 2007 period, we raised $34.2 million, net of offering expenses of $2.8 million, from the issuance of 8.6 million shares of common stock in a private equity financing in April of 2007, and received proceeds from the exercise of stock options and warrants of approximately $15.9 million. Cash provided by financing activities in the six months ended June 30, 2006 was approximately $12.7 million. During the 2006 period, we raised $12.4 million, net of expenses, from the issuance of common stock in a private equity financing in March of 2006, and received proceeds from the exercise of stock options and warrants of approximately $339,000.
     As a result of the activities described above, our cash and cash equivalents at June 30, 2007 were approximately $39.3 million more than at December 31, 2006.
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
Results of Operations
     We recorded a net loss applicable to common shareholders of approximately $6.2 million and $10.8 million for the three and six month periods ended June 30, 2007, respectively, as compared to $5.5 million and $10.1 for the same periods in 2006.
     We recognized $2.4 million and $3.9 million of revenue for the three and six month periods ended June 30, 2007, and had no material revenue for the same periods in 2006. We recognized $2.4 million and $3.8 million from our $24.3 million sale to the ALS Charitable Remainder Trust of a 1% royalty interest in worldwide sales of arimoclomol in 2007. Additionally during the three month period ended June 30, 2007, we recognized $1.5 million of other income related to a change-in-control provision included in the purchase agreement for our 1998 sale of our animal pharmaceutical unit. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2007, we do not anticipate receiving any significant service or licensing fees. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALS Charitable Remainder Trust over the development period of our arimoclomol research.
Research and Development

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Research and development expense	$3,427	$3,035	$6,267	$5,165
Non-cash research and development expense	2,650	61	3,323	105
Employee stock option expense	144	77	181	160
Depreciation and amortization	45	32	112	87

	$6,266	$3,205	$9,883	$5,517

     Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

     Research and development expenses incurred during the first three and six month periods of 2007 and 2006 relate primarily to (i) our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to other molecular chaperone drug candidates, (iii) our acquisition of technologies covered by the UMMS license agreements acquired by our RXi subsidiary, (iv) our prior collaboration and invention disclosure agreement pursuant to which UMMS had agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the small molecule drug discovery operations at our Massachusetts laboratory. All research and development costs related to the activities of RXi and our laboratory were expensed.
     As compensation to members of our scientific advisory board and consultants, and in connection with the acquisition of technology, we sometimes issue shares of our common stock, stock options and warrants to purchase shares of our common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded non-cash charges of $2.7 million and $3.3 million for the three and six month periods ended June 30, 2007 and $61,000 and $105,000 for the same periods ended June 30, 2006. Included in the non-cash research and development charges were $2.3 million of expense related to RXi’s issuance of 462,112 shares of common stock to UMMS related for certain license agreement rights and the new invention disclosure agreement. Additionally, we recognized $732,000 of option expense as a result of RXi’s issuance of options to members of its scientific advisory board members during the three months ended June 30, 2007. With our adoption of SFAS 123(R) during 2006, we recorded $144,000 and $181,000 of employee stock option expense during the three and six month periods ended June 30, 2007, as compared with $77,000 and $160,000 for the related periods in 2006. The increase is primarily related to the hiring of additional staff related to the anticipation of the opening of our new San Diego facility.
     In 2007, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program for arimoclomol and related studies for the treatment of ALS, our potential Phase II clinical trial of arimoclomol for stroke recovery, our further development of iroxanadine for diabetic wound healing and the continued development of our RNAi assets by our majority-owned subsidiary RXi. We are currently evaluating our estimates for our clinical program for arimoclomol for the treatment of ALS, including the completion of the planned Phase IIb efficacy clinical trial and related studies. We recently announced that an additional efficacy trial may be required prior to any FDA approval for arimcolomol for ALS. If we undertake an additional efficacy trial, our actual research and development expenses will be materially greater than currently estimated.
General and administrative expenses

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
General and administrative expenses	$3,893	$2,057	$6,655	$3,746
Non-cash general and administrative expenses	—	58	—	126
Employee stock option expense	599	274	710	536
Depreciation and amortization	5	48	9	52

	$4,497	$2,437	$7,374	$4,460

     General and administrative expenses include all salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. General and administrative expenses increased by approximately $2.1 million and $2.9 million for the three and six months ended June 30, 2007, respectively, as compared to the same time periods in 2006. The increase in general and administrative expenses was as a result of salary, stock-based compensation and consulting expenses related to RXi of $1.1 million for each of the three and six months ended June 30, 2007, respectively, for which there were no corresponding expense in 2006. Also, contributing to the increase are higher levels of accounting and consulting expenses primarily related to our efforts to comply with the attestation requirements of Section of the Sarbanes-Oxley Act, as well as an increase in our overall salary level. Additionally, we incurred higher legal fees during 2007, primarily related to our the formation funding efforts of RXi. In our efforts to comply with the attestation requirements under Section 404 of the Sarbanes-Oxley Act for the first time for the year ended December 31, 2006, we incurred approximately $800,000 in consulting, audit, and accounting system conversion expense. We expect our consulting expenses related to information technology to decrease in the remainder of 2007, as our accounting system conversion is now complete.
     From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever we can measure more reliably. We recorded approximately $599,000 and $710,000 million of employee stock option expense during the three and six months ended June 30, 2007, respectively, as compared to approximately $274,000 and $536,000, respectively during the three and six months ended June 30, 2006. The increase in employee stock option expense relates primarily to stock option grants by RXi and the overall increase in our common share price.
Depreciation and amortization
     Depreciation and amortization expenses for the three and six months ended June 30, 2007 were approximately $49,000 and $121,000, as compared to $80,000 and $139,000 for the three and six months ended June 30, 2006, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings and the amortization expenses related to our molecular library, which was placed in service in March 2005.
Interest income
     Interest income was $659,000 and $1.0 million for the three and six months ended June 30, 2007, respectively, compared to $177,000 and 284,000, respectively for the comparable periods of 2006. The variances between periods is attributable primarily to the cash available for investment each year and, to a lesser extent, changes in prevailing market rates.
Minority interest in losses of subsidiary
     We offset against our net loss $2,000 related to the minority interest in RXi held by its minority stockholders in the six months ended June 30, 2007. During 2006, no comparable entry was necessary as all our subsidiaries were wholly owned. This loss was the minority shareholder’s portion of the loss attributed to RXi and was limited to the extent of their investment.
Related Party Transactions
     RXi was incorporated jointly in April 2006 by CytRx and the four current members of RXi’s scientific advisory board for the purpose of pursuing the possible development or acquisition of RNAi-related technologies and assets.
     On January 8, 2007, CytRx entered into a Contribution Agreement with RXi under which CytRx assigned and contributed to RXi substantially all of its RNAi-related technologies and assets, and entered into a letter agreement with RXi under which RXi has agreed to reimburse CytRx, following its initial funding, for all organizational and operational expenses incurred by CytRx in connection with the formation, initial operations and funding of RXi. On April 30, 2007, CytRx additionally contributed $15.0 million, net of reimbursed expenses of approximately $2.0 million, to RXi.
     Tod Woolf, Ph.D., the President and Chief Executive Officer of RXi, is one of the Company’s executive officers. Under the terms of Dr. Woolf’s employment agreement he is entitled to base annual compensation and other employee benefits. Additionally, he received a grant by RXi of options to purchase 317,000 shares of RXi common stock. Dr. Woolf may be deemed to have a material interest in the Company’s transactions with RXi described above, and in its future dealings with RXi, by reason of his status as RXi’s President and Chief Executive Officer and in light of the stock options granted to him by RXi.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2007, it would not have had a material effect on our results of operations or cash flows for that period.
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
     During the period covered by this Quarterly Report on Form 10-Q, we identified a material weakness in our internal controls over financial reporting related to the process for closing our books and records for purposes of preparing our quarterly financial statements. The deficiencies in this regard related primarily to the effectiveness of our controls over the increasingly complex business and operations of RXi that commenced in January of this year, as well as our lack of sufficient, effective accounting personnel. We are in the process of seeking to hire additional accounting personnel, we are evaluating our procedures for closing our books and records, and we intend to enhance our internal review of books and records in the future to ensure the effectiveness of all aspects of our internal controls.
     We are continuing our efforts to improve and strengthen our control processes to fully remedy this material weakness and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II— OTHER INFORMATION
Item 1A — Risk Factors
We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We recorded a net loss applicable to common shareholders of approximately $6.2 million and $10.8 million for the three and six month periods ended June 30, 2007, as compared to $5.5 million and $10.1 million for the same periods in 2006. Additionally, we have operated at a loss due to our lack of significant recurring revenue combined with our substantial expenditures for research and development of our products and general and administrative expenses. We incurred net losses of $16.8 million, $15.1 million and $16.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and had an accumulated deficit of approximately $139.6 million as of December 31, 2006. We are likely to continue to incur losses unless and until such time, if ever, as we are able to commercialize one or more of our products and generate significant recurring revenue.
We Have No Source of Significant Recurring Revenue, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenue was $2.4 million and $3.9 million, respectively, for the three and six months ended June 30, 2007, of which $2.4 million and $3.8 million, respectively, was deferred service revenue related to our sale in August 2006 of a one-percent royalty interest in worldwide sales of arimoclomol. We will not have other significant recurring revenue until at least one of the following occurs:
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
     We have relied primarily upon sales of our equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At June 30, 2007, we had cash and cash equivalents of $69.7 million, including $19.2 million that we received from the sale of shares in our April 2007 financing transaction, net of offering expenses of approximately $2.8 million and the $15.0 million of net proceeds that we provided to RXi on April 30, 2007 to satisfy the initial funding requirements under its agreements with UMMS. Management believes that we have adequate financial resources to support our currently planned level of operations into the second half of 2009. That belief is based in part on projected expenditures through the remainder of 2007 and the first half of 2008 of $24.5 million, including $7.3 million for our Phase IIb trial of arimoclomol for ALS and related studies and $10.8 million for our other clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic foot ulcers (which we estimate will, through completion, cost $10.0 million and $5.6 million, respectively). Management estimates that RXi separately will expend approximately $8.2 million on development activities through the remainder of 2007 and the first half of 2008. Management’s estimate regarding our financial resources assumes that no second efficacy trial will be required for arimoclomol for ALS. If we undertake an additional efficacy trial, our actual expenses will be materially greater than currently estimated. We anticipate that it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on obtaining future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any financing, and may not be able to obtain financing on favorable terms, or at all. A lack of needed financing might force us to reduce the scope of our long-term business plans.
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
We Will Incur Substantial Expenses and May Be Required to Pay Substantial Milestone Payments Relating to Our Product Development Efforts
     We estimate that our clinical program for arimoclomol for the treatment of ALS, including the completion of the planned Phase IIb efficacy trial and related studies, will require us to incur approximately $20.4 million (including amounts payable under the Master Agreement for Clinical Trials Management Services Agreement we have entered into with Pharmaceutical Research Associates) over the next two to three years, assuming we receive FDA clearance for this trial. We recently announced that an additional efficacy trial may be required prior to any FDA approval for arimcolomol for ALS. Our current estimate that we will incur approximately $20.4 million of research and development expenses assumes that no additional efficacy trial will be required for arimoclomol for ALS. If we undertake an additional efficacy trial, our actual research and development expenses will be materially greater than currently estimated. In addition, our agreement with Biorex by which we acquired our molecular chaperone co-induction drug candidates provides for milestone payments based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop arimoclomol or any other of these candidates, the milestone payments could aggregate as much as $3.7 million, with the most significant of those payments due upon the first commercialization of any of these candidates. The actual costs of our planned Phase IIb trial, and any clinical development of arimoclomol in stroke patients and iroxanadine for diabetic foot ulcers, could significantly exceed the expected amount due to a variety of factors associated with the conduct of clinical trials, including those described below under “If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Curtail Our Operations.”
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
Our Molecular Chaperone Co-Induction Drug Candidates May Not Receive Regulatory Marketing Approvals
     In September 2006, we announced results of our Phase IIa clinical trial of arimoclomol for the treatment of ALS, and in June 2007 we announced results of the six-month open label extension of that clinical trial. In the Phase IIa clinical trial, we reported that arimoclomol had met the trial’s primary endpoints of safety and tolerability at all three doses tested in the Phase IIa trial, and that the trial results indicated a non-statistically-significant trend of improvement in functional capacity as measured by the Revised ALS Functional Ration Scale in the arimoclomol high dose group as compared with untreated patients. There is no assurance, however, that the results and achievements described will be supported by further the results of any subsequent clinical trials, or that the FDA will permit us to commence our planned Phase IIb efficacy trial on a timely basis or at all. We recently announced that a second efficacy trial may be required prior to any FDA approval for arimoclomol for ALS. The requirements imposed by the FDA in connection with our clinical trials could add to the time and expense for us to carry out this trial.
     Based upon the positive results of recent preclinical studies in animals, we are planning to conduct a Phase II clinical trial of arimoclomol in stroke patients. Arimoclomol has also shown therapeutic efficacy in a preclinical animal model of diabetes, and we also may pursue development of arimoclomol for diabetic indications. However, such development would require significant and costly additional testing. There is no guarantee that arimoclomol will show any efficacy for any indication.
     Iroxanadine has been tested in two Phase I clinical trials and one Phase II clinical trial which indicated improvement in the function of endothelial cells in blood vessels of patients at risk of cardiovascular disease. We have previously announced our plan to conduct clinical development of iroxanadine for diabetic wound healing, which will require significant and costly additional testing. There is no guarantee that iroxanadine will show any efficacy in the intended uses we are seeking. We may also attempt to license iroxanadine to larger pharmaceutical or biotechnology companies for cardiovascular indications; however, there is no guarantee that any such company will be interested in licensing iroxanadine from us or licensing it on terms that are attractive to us.
     There is no guarantee that any additional clinical trials will be successful or that the FDA will approve any of these products and allow us to begin selling them in the United States.
We Recently Identified Material Weaknesses in our Internal Control over Financial Reporting
     In our most recent Annual Report on Form 10-K, we reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the application of generally accepted accounting principles arising from our accounting for historical warrant anti-dilution adjustments as deemed dividends, and in the effectiveness of our internal controls over quarterly and annual financial statement reporting arising from our accounting for research and development expenses related to our laboratory facility in Worcester, Massachusetts, which are described in detail under the heading “Controls and Procedures” in our Form 10-K. More recently, a material weakness in the effectiveness of our internal controls over financial reporting was identified in connection with the preparation of our financial statements for the three months ended June 30, 2007 included in this Quarterly Report. The material weakness related to the process for closing our books and records for purposes of preparing our quarterly financial statements. For more information with respect to this material weakness, see the discussion in the section Item 4 – Controls and Procedures of this Quarterly Report. Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional weaknesses as we continue to work with the new systems that we have implemented over the past year. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements, which could erode market confidence in our company, adversely affect the market price of our common stock and, in egregious circumstances, result in possible claims based upon such financial information.

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
     We are aware of only one drug, Rilutek, which was developed by Aventis Pharma AG, that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Celgene Corporation, Mitsubishi Pharma Corporation, Ono Pharmaceuticals, Trophos SA, FaustPharmaceuticals SA, Oxford BioMedica plc, Phytopharm plc and Teva Pharmaceutical Industries Ltd. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others.
     There also are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Biogen Idec, Boehringer Ingelheim, Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, Forest Laboratories, Inc., H. Lundbeck A/S, and Schwarz Pharma AG and Wyeth.
     A number of proprietary and generic products currently are being marketed by a variety of the multinational or other pharmaceutical companies for treating type 2 diabetes, including among others the diabetes drugs Avandia by GlaxoSmithKline PLC, Actos by Eli Lilly & Co., Glucophage and Junavia by Bristol-Myers Squibb Co., Symlin and Byetta by Amylin Pharmaceuticals, Inc. and Starlix by Novartis and the obesity drugs Acomplia by Sanofi-Aventis SA, Xenical by F. Hoffman-La Roche Ltd. and Meridia by Abbott Laboratories. Many major pharmaceutical companies are also seeking to develop new therapies for these disease indications. Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, GlaxoSmithKline, Sanofi Pasteur, VaxGen, Inc., AlphaVax, Inc. and Immunitor Corporation. These competitors have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than CytRx.
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

RXi is Subject to Risks of a New Business
     RXi is a discovery-stage company with limited operating history. RXi is initially focused solely on developing and commercializing therapeutic products based upon its RNAi technologies, and there is no assurance that RXi will be able to successfully implement its business plan. While RXi’s management collectively possesses substantial business experience, there is no assurance that they will be able to manage RXi’s business effectively, or that they will be able to identify, hire and retain any needed additional management or scientific personnel to develop and implement RXi’s product development plans, obtain third-party contracts or any needed financing, or achieve the other components of RXi’s business plan.
The Approach RXi is Taking to Discover and Develop Novel Therapeutics Using RNAi is Unproven and May Never Lead to Marketable Products
     The scientific discoveries that form the basis for RXi’s efforts to discover and develop new drugs are relatively new. The RNAi technologies that RXi has licensed from UMMS have not yet been clinically tested by CytRx or RXi, nor are we aware of any clinical trials having been completed by third parties involving similar technologies. Neither RXi nor any other company has ever received regulatory approval to market therapeutics that utilize RNAi. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited, and no company has received regulatory approval to market therapeutics utilizing RNAi. Successful development of RNAi-based products by RXi will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body. RXi may expend large amounts of money trying to solve these issues, and never succeed in doing so. In addition, any compounds that RXi develops may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.
The FDA Approval Process May be Delayed for Any Drugs RXi Develops That Require the Use of Specialized Drug Delivery Devices or Vehicles
     Some drug candidates that RXi may develop may need to be administered using specialized vehicles that deliver RNAi therapeutics to diseased parts of the body. While RXi expects to rely on drug delivery vehicles that have been approved by the FDA or other regulatory agencies, RXi may need to modify the design or labeling of these delivery vehicles for products that it may develop. In such event, the FDA may regulate the product as a combination product of a drug and a device, or require additional approvals or clearances for the modified delivery. To the extent any specialized delivery vehicle is owned by another, RXi would need that company’s cooperation to implement the necessary changes to the vehicle, or its labeling, and to obtain any additional approvals or clearances. Any delays in finding suitable drug delivery vehicles to administer RNAi therapeutics directly to diseased parts of the body could negatively affect RXi’s ability to successfully commercialize its RNAi therapeutics.
RXi May Be Unable to Protect Its Intellectual Property Rights Licensed From UMMS or May Need to License Additional Intellectual Property from Others
     The assets we contributed to RXi include a non-exclusive license to the fundamental Fire & Mello foundational patent owned by UMMS and the Carnegie Institution of Washington, which claims various aspects of RNAi (sometimes referred to as gene silencing), or genetic inhibition by double-stranded RNA. This license continues to be available to third parties, and as such, it does not provide RXi with the ability to exclude others from its use or protect RXi from competition. Therapeutic applications of gene silencing technology and other technologies that RXi licenses from UMMS are also claimed in a number of UMMS pending patent applications, but there can be no assurance that these applications will result in any issued patents or that any such issued patents would withstand possible legal challenges or insulate RXi’s technologies from competition. We are aware of a number of third party-issued patents directed to various particular forms and compositions of RNAi-mediating molecules, and therapeutic methods using them, that RXi does not currently expect to use. Third parties may, however, hold or seek to obtain additional patents that could make it more difficult or impossible for RXi to develop products based on the gene silencing technology that RXi has licensed.
     In addition, others may challenge the patent owned by UMMS and the Carnegie Institution of Washington or other patents that RXi currently licenses or may license in the future. As a result, these patents could be narrowed, invalidated or rendered unenforceable, which would negatively affect RXi’s ability to exclude others from use of RNAi technologies described in these patents.

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
We Are Required To Dispose of Some of Our RXi Shares, and May Not Be Able To Do So Promptly Through the Issuance of a Dividend
     We have agreed under our letter agreement with UMMS and our separate stockholders agreement with RXi and its other current stockholders to reduce our share of ownership of RXi to less than a majority of the outstanding voting power as soon as reasonably practicable. In order to do so, we intend to make a dividend of a portion of our RXi shares to our stockholders. Any future dividend to our stockholders of RXi shares would be subject to the approval of our board of directors and to compliance with SEC rules and the requirements of the Delaware General Corporation Law, and there is no assurance as to the timing or amount of such dividend. We may be unable to comply with these rules and requirements, or may experience delays in complying. Any such dividend may be taxable to us and to our stockholders.
RXi May Not Be Able to Obtain Future Financing
     On April 30, 2007, we provided to RXi $15.0 million, net of approximately $2.0 million of expenses reimbursed to us by RXi, to satisfy the initial funding requirements under its agreements with UMMS. We believe this initial funding will be sufficient to fund RXi’s planned business and operations into the fourth quarter of 2008. It is possible, however, that RXi may need to incur debt or issue equity in order to fund these requirements or to make acquisitions and other investments. We anticipate that RXi will need to raise substantial amounts of money to fund a variety of future activities integral to the development of its business, including, but not limited to, conducting research and development of its RNAi technologies and obtaining regulatory approval for its products.
     We contributed all of our RNAi-related technologies to RXi in order to accelerate the development and commercialization of drugs based upon RNAi technologies. Although we believe that this will facilitate obtaining additional financing to pursue RXi’s RNAi development efforts, RXi has no commitments or arrangements for any financing, and there is no assurance that it will be able to obtain any future financing.
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
RXi Will Be Subject to Competition, and It May Not Be Able To Compete Successfully
     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Alnylam Pharmaceuticals, Sirna Therapeutics (which was recently acquired by Merck), Acuity Pharmaceuticals, Nastech Pharmaceutical Company Inc., Cequent Pharmaceuticals Inc., Nucleonics, Inc., Tacere Therapeutics Inc., Benitec Ltd., Opko Corp., Silence Therapeutics plc (formerly SR Pharma plc), Quark Pharmaceuticals, Inc., Rosetta Genomics Ltd., Calanda Pharmaeuticals, Inc. and Isis Pharmaceuticals, Inc., and a number of the multinational pharmaceutical companies. Most of these competitors have substantially greater research and development capabilities and financial, scientific, technical, manufacturing, marketing, distribution, and other resources than RXi, and RXi may not be able to compete successfully. In addition, even if RXi is successful in developing its product candidates, in order to compete successfully, it may need to be first to market or to demonstrate that its RNAi-based products are superior to therapies based on different technologies. If RXi is not first to market or is unable to demonstrate such superiority, its products may be not successful.
Risks Associated with Our Common Stock
Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management or May Discourage Others From Acquiring Us and Thereby Adversely Affect Stockholder Value
     We have a stockholder rights plan and provisions in our bylaws that may discourage or prevent a person or group from acquiring us without the participation and approval of our board of directors. We have extended the stockholder rights plan through April 2017.
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

Our Outstanding Options and Warrants and the Availability for Resale of Our Shares Issued in Our Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of June 30, 2007, there were outstanding stock options and warrants to purchase approximately 20.4 million shares of our common stock at a weighted-average exercise price of $1.90 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends or distributions with respect to our common stock that could be triggered upon our intended dividend or distribution of RXi shares. Our outstanding warrants to purchase approximately 1.4 million shares also contain anti-dilution provisions that are triggered upon any issuance of securities by us below the prevailing market price of our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
     As of August 8, 2007, we had registered with the SEC for resale by our stockholders a total of approximately 59.9 million outstanding shares of our common stock, and approximately 22.4 million additional shares of our common stock issuable upon exercise of outstanding options and warrants. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.
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
We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock
     The market price of our common stock has ranged from $0.87 to $5.49 per share during the 52-week period ended August 8, 2007, and may continue to experience significant volatility from time to time. Factors such as the following may affect such volatility:
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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
     Since our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007 and during the quarterly period covered by this Report, we have issued a total of 328,523 shares of our common stock in unregistered sales of our equity securities. The 328,523 shares were issued to two warrant holders in connection with the exercise of outstanding common stock purchase warrants as follows: 30,904 shares were issued on June 13, 2007 upon the payment of a warrant exercise price of $2.67 per share; and 297,619 shares were issued on June 13, 2007 upon the payment of a warrant exercise price of $1.54 per share. The warrants were issued by us in private placements exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act. The issuance of the foregoing shares of common stock upon exercise of the warrants also was exempt from registration under Section 4(2) and Regulation D.
Item 4. Submission of Matters to a Vote of Security Holders
     On July 2, 2007, we held our Annual Meeting of Stockholders. The following are the results of the proposals:
     a) Election of directors:

Nominee	For	Withheld
Louis Ignarro, Ph.D	60,873,185	10,198,536
Joseph Rubinfeld, Ph.D.	61,389,162	9,682,559
     b) Approval of an amendment to our Restated Certificate of Incorporate to increase the authorized number of shares of common stock from 125,000,000 to 150,000,000:

For	67,965,220
Against	2,933,884
Abstain	172,615
     c) Ratification of the selection of BDO Seidman, LLP as our independent auditors:

For	70,600,780
Against	242,810
Abstain	228,131
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: August 9, 2007	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1 (a)	Certificate of Amendment to Restated Certificate of Incorporation

10.1 *	Employment Agreement dated April 30, 2007, between CytRx Corporation and Shi Chung Ng

10.2	Lease dated July 20, 2007, between CytRx Corporation and BMR-3030 Bunker Hill Street LLC

31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the Corporation’s Proxy Statement filed May 24, 2007.