Form 10-Q/A
period 2007-06-30
CYTRX CORP
filed 2007-11-14
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-15327
CYTRX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

11726 San Vicente Blvd.
Suite 650
Los Angeles, CA	90049
(Address of principal executive	(Zip Code)
offices)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).Yes ☐ No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 9, 2007:
90,221,370 exclusive of treasury shares.

EXPLANATORY NOTES
     CytRx Corporation (“CytRx,” “we,” “our,” “us” and the “Company”) is amending in certain respects our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which we sometimes refer to in this amendment as our “original Form 10-Q.” The purpose of this amendment is to restate our condensed consolidated financial statements for the quarter ended June 30, 2007 as described below. The restatement relates to our accounting for an equity transaction by our majority-owned subsidiary, RXi Pharmaceuticals Corporation (“RXi”), the accounting for tax withholding amounts related to common stock option exercises and the reclassification of certain general and administrative expenses as research and development expenses.
     For the quarter ended June 30, 2007, we originally reported additional paid-in capital of $2.3 million attributable to RXi’s issuance to the University of Massachusetts Medical School, or UMMS, of approximately 462,000 shares of RXi common stock in payment for RXi’s acquisition of four technology licenses and an invention disclosure agreement entered into with UMMS in January 2007 that should have been accounted for on our consolidated balance sheet as minority interest in RXi. This accounting correction resulted in a corresponding reduction of $2.3 million in our additional paid-in capital and stockholders’ equity as of June 30, 2007, as well as an increase in loss attributable to minority interests and a decrease in our consolidated net loss of $176,000 for both the three-month and six-month periods ended June 30, 2007. Additionally, we originally reported $227,000 in payroll taxes and other withholdings in connection with exercises of employee stock options as an offset to general and administrative expenses in our consolidated statements of operations for the three-month and six-month periods ended June 30, 2007. The $227,000 is properly classified as a current liability as of June 30, 2007, which correction resulted in an increase in our consolidated net loss by the same amount for both the three-month and six-month periods ended June 30, 2007. The net effect of the correction of both of these items was a $51,000 increase in our consolidated net loss for the three-month and six-month periods ended June 30, 2007. Our reported earnings per share for these periods were not affected by these corrections.
     For the quarter ended June 30, 2007, our originally-reported general and administrative expenses included charges of approximately $391,000 that we determined are properly classified as research and development expenses. The reclassification of these expenses will have no effect on our consolidated net loss for that period.
     The following Items and Exhibits of our original Form 10-Q are amended by this amendment:
•	Part I – Item 1. Financial Statements (unaudited)

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 6. Exhibits

•	Exhibit 31.1 – Certification of Chief Executive Officer

•	Exhibit 31.2 – Certification of Chief Financial Officer

•	Exhibit 32.1 – Certification of Chief Executive Officer

•	Exhibit 32.2 – Certification of Chief Financial Officer
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

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations
Item 4 — Controls and Procedures
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBII 32.2

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$69,697,571	$30,381,393
Accounts receivable	1,500,000	105,930
Prepaid expense and other current assets	666,334	233,323

Total current assets	71,863,905	30,720,646
Equipment and furnishings, net	214,715	252,719
Molecular library, net	238,703	283,460
Goodwill	183,780	183,780
Deposits and prepaid insurance expense	172,418	195,835

Total assets	$72,673,521	$31,636,440

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,904,002	$955,156
Accrued expenses and other current liabilities	2,960,002	2,722,478
Deferred revenue, current portion	7,329,548	6,733,350

Total current liabilities	12,193,552	10,410,984
Deferred revenue, non-current portion	11,662,413	16,075,117

Total liabilities	23,855,965	26,486,101

Commitment and Contingencies
Minority interest in subsidiary	2,134,424	—

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 88,528,000 and 70,789,000 shares issued at June 30, 2007 and December 31, 2006, respectively	88,528	70,789
Additional paid-in capital	199,309,674	146,961,657
Treasury stock, at cost (633,816 shares held at June 30, 2007 and December 31, 2006, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(150,435,832)	(139,602,869)

Total stockholders’ equity	46,683,132	5,150,339

Total liabilities, minority interest and stockholders’ equity	$72,673,521	$31,636,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Revenue:
Service revenue	$2,369,513	$—	$3,816,506	$60,830
Grant revenue	—	—	116,070
Other revenue	1,000	—	1,000	—

	2,370,513	—	3,933,576	60,830

Expenses:
Research and development (includes non-cash expense as follows: $175,000 and $77,000 of employee stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively, $212,000 and $160,000 of employee stock-based compensation expense for the six months ended June 30, 2007 and 2006 respectively; $339,000 and $61,000 of non-employee stock-based compensation for the three months ended June 30, 2007 and 2006, respectively; $1,315,000 and $105,000 of non-employee stock-based compensation for the six months ended June 30, 2007 and 2006, respectively, and an aggregate 462,112 shares of RXi common stock valued at $2,311,560 issued in exchange for licensing rights)
	6,884,296	3,205,372	10,892,670	5,517,383
General and administrative (includes non-cash expense as follows: $568,000 and $274,000 of employee stock-based compensation for the three months ended June 30, 2007 and 2006, respectively, and $679,000 and $536,000 of employee stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively, and $0 and $58,000 of non-employee stock-based compensation for the three months ended June 30, 2007 and 2006, respectively, and $0 and $126,000 of non-employee stock-based compensation for the six months ended June 30, 2007 and 2006, respectively )	4,106,597	2,436,916	6,591,681	4,459,582

	10,990,893	5,642,288	17,484,351	9,976,965

Loss before other income	(8,620,380)	(5,642,288)	(13,550,775)	(9,916,135)
Other income:
Interest and dividend income	659,062	176,908	1,039,676	284,398
Other income	1,500,000	—	1,500,000	—
Minority interest in losses of subsidiary	176,136	—	178,136	—

Net loss applicable to common shareholders before deemed dividend	(6,285,182)	(5,465,380)	(10,832,963)	(9,631,737)
Deemed dividend for anti-dilution adjustment made to outstanding common stock warrants	—	—	—	(488,429)

Net loss applicable to common shareholders	$(6,285,182)	$(5,465,380)	$(10,832,963)	$(10,120,166)

Basic and diluted loss per common share	$(0.07)	$(0.08)	$(0.14)	$(0.15)

Weighted average shares outstanding	85,379,769	69,977,876	79,242,321	66,181,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Restated)
Cash flows from operating activities:
Net loss	$(10,832,963)	$(9,631,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,067	138,941
Minority interest in losses of subsidiary	(178,136)	—
Common stock, stock options and warrants issued for services	2,895,605	230,547
Expense related to employee and non-employee stock options	1,622,874	696,378
Net change in operating assets and liabilities	(4,431,803)	788,796

Total adjustments	29,607	1,854,662

Net cash used in operating activities	(10,803,356)	(7,777,075)

Cash flows from investing activities:
Purchases of property and equipment	(38,303)	(22,335)

Net cash used in investing activities	(38,303)	(22,335)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	15,909,775	339,194
Net proceeds from issuances of common stock	34,248,062	12,404,360

Net cash provided by financing activities	50,157,837	12,743,554

Net increase in cash and cash equivalents	39,316,178	4,944,144
Cash and cash equivalents at beginning of period	30,381,393	8,299,390

Cash and cash equivalents at end of period	$69,697,571	$13,243,534

Supplemental disclosure of cash flow information:
Cash received during the period for interest received	$1,039,676	$248,398

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
     The accompanying condensed consolidated financial statements have been restated to reflect corrections in our accounting for an equity transaction by RXi, the accounting for tax withholding amounts related to common stock option exercises and the classification of certain general and administrative expenses as research and development expenses. The consolidated balance sheet as of June 30, 2007 was restated to reflect an increase of $2.3 million in minority interest in RXi (offset by approximately $178,000 of losses attributable to that minority interest), and a corresponding reduction of $2.3 million in additional paid-in capital and stockholders’ equity, as well as a $227,000 increase in current liabilities. The consolidated statements of operations were restated to reflect a $51,000 increase in our consolidated net loss for the three-month and six-month periods ended June 30, 2007, in arriving at the net loss applicable to common stockholders of $6,285,182 and $10,832,963 for the those periods, respectively. The restated net loss applicable to common stockholders did not change the net loss per share of $.07 and $.14 for those periods, respectively. The consolidated statements of operations were also restated to reflect approximately $391,000 of expenses that were reclassified from general and administrative expenses to research and development expenses for both the three-month and six-month periods ended June 30, 2007.
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
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying common stock options, using the method prescribed by FASB Interpretation 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. The Company recognized approximately $1,315,000 and $105,000 of stock based compensation expense related to non-employee common stock options for the six-month periods ended June 30, 2007 and 2006, respectively. Included in the amount recognized in 2007 is an adjustment of approximately $303,000 related to options granted to consultants in 2006.
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
     At June 30, 2007, there remained approximately $3.5 million of unrecognized compensation expense related to unvested stock options granted to employees, directors, scientific advisory board members and consultants, to be recognized as expense over a weighted-average period of 1.55 years. Presented below is the Company’s stock option activity:

	Stock Options
	Six-Months Ended
	June 30, 2007
	Number of Shares	Number of Shares	Total Number	Weighted Average
	(Employees)	(Non-Employees)	of Shares	Exercise Price
Outstanding at January 1, 2007	4,150,000	2,708,000	6,858,000	$1.66
Granted	900,000	—	900,000	$4.40
Exercised	(596,000)	(136,000)	(732,000)	$1.91
Forfeited	(150,000)	(582,000)	(732,000)	$1.73

Outstanding at June 30, 2007	4,304,000	1,990,000	6,294,000	$2.02

Options exercisable at June 30, 2007	2,642,000	1,740,000	4,382,000	$1.76

     A summary of the activity for non-vested common stock options as of June 30, 2007 is presented below:

				Weighted Average
	Number of Shares	Number of Shares	Total Number of	Grant Date Fair
	(Employees)	(Non-Employees)	Shares	Value per Share
Non-vested at January 1, 2007	1,183,000	917,000	2,100,000	$1.19
Granted	900,000	—	900,000	$3.70
Forfeited	(150,000)	(582,000)	(732,000)	$1.52
Vested	(272,000)	(104,000)	(376,000)	$1.57

Non-vested at June 30, 2007	1,661,000	250,000	1,911,000	$2.21

     The following table summarizes significant ranges of outstanding common stock options under the two plans at June 30, 2007:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.25 — 1.00	999,000	7.13	$0.80	699,000	7.13	$0.81
$1.01 — 2.00	3,057,000	7.48	1.53	2,309,000	7.48	1.24
$2.01 — 2.50	1,336,000	6.06	2.45	1,336,000	6.06	2.45
$2.51 — 3.00	2,000	1.95	2.63	2,000	1.95	2.63
$3.01 — 4.51	900,000	9.81	4.40	36,000	9.81	4.51

	6,294,000	7.45	$2.02	4,382,000	6.75	$1.76

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
     For common stock options paid in consideration of services rendered by non-employees, RXi recognizes compensation expense in accordance with the requirements of SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under SFAS No. 123(R), the compensation associated with common stock options paid to non-employees is generally recognized in the period during which services are rendered by such non-employees. There have been no changes to RXi’s equity plans or modifications of its outstanding stock-based awards.
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
     At June 30, 2007, the unrecognized compensation expense related to unvested common stock options granted to employees, directors, scientific advisory board members and consultants is expected to be recognized as expense over a weighted-average period of 1.78 years. Presented below is RXi’s common stock option activity:

	Stock Options
	Six-Months Ended
	June 30, 2007
	Number of Shares	Number of Shares	Total Number	Weighted Average
	(Employees)	(Non-Employees)	of Shares	Exercise Price
Outstanding at January 1, 2007	—	—	—	—
Granted	829,000	348,000	1,177,000	$5.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2007	829,000	348,000	1,177,000	$5.00

Options exercisable at June 30, 2007	98,000	215,000	313,000	$5.00

     A summary of the activity for non-vested stock options as of June 30, 2007 is presented below:

				Weighted Average
	Number of Shares	Number of Shares	Total Number of	Grant Date Fair
	(Employees)	(Non-Employees)	Shares	Value per Share
Non-vested at January 1, 2007	—	—	—	—
Granted	829,000	348,000	1,177,000	$5.00
Forfeited	—	—	—	—
Vested	(97,000)	(216,000)	(313,000)	$5.00

Non-vested at June 30, 2007	732,000	132,000	864,000	$5.00

     The following table summarizes significant ranges of outstanding common stock options under the plan at June 30, 2007:

Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$5.00	1,177,000	9.87	$5.00	313,000	9.88	$5.00

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

8. Minority Interest
     The Company offset against its net loss $178,136 related to the minority interest in RXi held by its minority stockholders in the six months ended June 30, 2007. During 2006, no comparable entry was necessary as there were no subsidiary losses. This loss was the minority shareholder’s portion of the loss attributed to RXi and was limited to the extent of their investment.
9. Subsequent Events
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

  Liquidity and Capital Resources
     At June 30, 2007, we had cash and cash equivalents of $69.7 million and total assets of $72.7 million, compared to $30.4 million and $31.6 million, respectively, at December 31, 2006. Working capital totaled $59.7 million at June 30, 2007, compared to $20.3 million at December 31, 2006.
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
  Results of Operations
     We recorded a net loss applicable to common shareholders of approximately $6.3 million and $10.8 million for the three and six month periods ended June 30, 2007, respectively, as compared to $5.5 million and $10.1 for the same periods in 2006.
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
  Research and Development

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
	(In thousands)		(In thousands)
Research and development expense	$4,014	$3,035	$7,245	$5,165
Non-cash research and development expense	2,650	61	3,323	105
Employee stock option expense	175	77	212	160
Depreciation and amortization	45	32	112	87

	$6,884	$3,205	$10,892	$5,517

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
     As compensation to members of our scientific advisory board and consultants, and in connection with the acquisition of technology, we sometimes issue shares of our common stock, stock options and warrants to purchase shares of our common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded non-cash charges of $2.7 million and $3.3 million for the three and six month periods ended June 30, 2007 and $61,000 and $105,000 for the same periods ended June 30, 2006. Included in the non-cash research and development charges were $2.3 million of expense related to RXi’s issuance of 462,112 shares of common stock to UMMS related for certain license agreement rights and the new invention disclosure agreement. Additionally, we recognized $732,000 of option expense as a result of RXi’s issuance of options to members of its scientific advisory board members during the three months ended June 30, 2007. With our adoption of SFAS 123(R) during 2006, we recorded $175,000 and $212,000 of employee stock option expense during the three and six month periods ended June 30, 2007, as compared with $77,000 and $160,000 for the related periods in 2006. The increase is primarily related to the hiring of additional staff related to the anticipation of the opening of our new San Diego facility.
     In 2007, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program for arimoclomol and related studies for the treatment of ALS, our potential Phase II clinical trial of arimoclomol for stroke recovery, our further development of iroxanadine for diabetic wound healing an the continued development of our RNAi assets by our majority-owned subsidiary RXi. We are currently evaluating our estimates for our clinical program for arimoclomol for the treatment of ALS, including the completion of the planned Phase IIb efficacy clinical trial and related studies. We recently announced that an additional efficacy trial may be required prior to any FDA approval for arimcolomol for ALS. If we undertake an additional efficacy trial, our actual research and development expenses will be materially greater than currently estimated.
General and administrative expenses

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
	(In thousands)		(In thousands)
General and administrative expenses	$3,534	$2,057	$5,904	$3,746
Non-cash general and administrative expenses	—	58	—	126
Employee stock option expense	568	274	679	536
Depreciation and amortization	5	48	9	52

	$4,107	$2,437	$6,592	$4,460

     General and administrative expenses include all salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. General and administrative expenses increased by approximately $1.7 million and $2.1 million for the three and six months ended June 30, 2007, respectively, as compared to the same time periods in 2006. The increase in general and administrative expenses was as a result of salary, stock-based compensation and consulting expenses related to RXi of $1.0 million for each of the three and six months ended June 30, 2007, respectively, for which there were no corresponding expense in 2006. Also, contributing to the increase are higher levels of accounting and consulting expenses primarily related to our efforts to comply with the attestation requirements of Section of the Sarbanes-Oxley Act, as well as an increase in our overall salary level. Additionally, we incurred higher legal fees during 2007, primarily related to our the formation funding efforts of RXi. In our efforts to comply with the attestation requirements under Section 404 of the Sarbanes-Oxley Act for the first time for the year ended December 31, 2006, we incurred approximately $800,000 in consulting, audit, and accounting system conversion expense. We expect our consulting expenses related to information technology to decrease in the remainder of 2007, as our accounting system conversion is now complete.
     From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever we can measure more reliably. We recorded approximately $568,000 and $679,000 million of employee stock option expense during the three and six months ended June 30, 2007, respectively, as compared to approximately $274,000 and $536,000, respectively during the three and six months ended June 30, 2006. The increase in employee stock option expense relates primarily to stock option grants by RXi and the overall increase in our common share price.
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
  Minority interest in losses of subsidiary
     We offset against our net loss $178,136 related to the minority interest in RXi held by its minority stockholders in the six months ended June 30, 2007. During 2006, no comparable entry was necessary as there were no subsidiary losses. This loss was the minority shareholder’s portion of the loss attributed to RXi and was limited to the extent of their investment.
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
Item 4 — Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer at that time, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2007, the end of the period covered by our original Form 10-Q. Based on that evaluation, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes made during the period covered by our original Form 10-Q in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     During the period covered by this Quarterly Report on Form 10-Q, we originally identified a material weakness in our internal controls over financial reporting related to the process for closing our books and records for purposes of preparing our quarterly financial statements.
     Subsequently, in conjunction with the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, our management, with the participation of our Chief Executive Officer and our new Chief Financial Officer, identified new deficiencies, discussed below, that it considered to be material weaknesses in the effectiveness of our internal controls over financial reporting related to the recording of journal entries and our accounting for equity transactions. Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

     For the quarter ended June 30, 2007, we reported additional paid-in capital of $2.3 million attributable to RXi’s issuance to the University of Massachusetts Medical School, or UMMS, of approximately 462,000 shares of RXi common stock in payment for RXi’s acquisition of four technology licenses and an invention disclosure agreement entered into with UMMS in January 2007. In the restatement, the $2.3 million is properly reflected as minority interest in RXi, resulting in a corresponding reduction in additional paid-in capital and stockholders’ equity. We also recorded an increased loss attributable to minority interests of approximately $176,000 in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2007, which resulted in decreases in our consolidated net loss by the same amount for the respective periods. Additionally, during the quarter ended June 30, 2007, we originally reported $227,000 in amounts withheld from employees for income taxes on compensation derived from exercises of options to purchase our common stock as an offset to general and administrative expenses in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2007. In the restatement, the $227,000 is reclassified as a current liability on the balance sheet as of June 30, 2007, which resulted in an increase in our consolidated net loss by the same amount for both the three-month and six-month periods ended June 30, 2007 consolidated statements of operations. The net effect of the correction of both of these items was a $51,000 increase in our consolidated net loss reported in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2007, which did not result in any change in our reported earnings per share for these same periods.
     Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and new Chief Financial Officer concluded that, in addition to the material weakness identified in the original Form 10-Q for the period ended June 30, 2007, our disclosure controls and procedures over our recording of journal entries and our accounting for equity transactions were not effective as of June 30, 2007.
     We continuously seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: November 13, 2007	By:	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Chief Financial Officer (Principal Financial and Accounting Officer)

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