Form 10-Q
period 2007-09-30
CYTRX CORP
filed 2007-11-14
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐      No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of November 9, 2007: 90,221,370, exclusive of treasury shares.

CYTRX CORPORATION
Form 10-Q

Page

PART I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 Controls and Procedures	22
PART II. — OTHER INFORMATION	23
Item 1A Risk Factors	23
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6 Exhibits	32
SIGNATURES	33
INDEX TO EXHIBITS	34
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,374,578	$30,381,393
Short-term investments, at amortized cost	11,826,285	—
Accounts receivable	—	105,930
Prepaid expense and other current assets	925,769	233,323

Total current assets	67,126,632	30,720,646
Equipment and furnishings, net	362,779	252,719
Molecular library, net	216,324	283,460
Goodwill	183,780	183,780
Deposits and prepaid insurance expense	222,842	195,835

Total assets	$68,112,357	$31,636,440

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464,616	$955,156
Accrued expenses	4,954,815	2,722,478
Deferred revenue, current portion	7,112,917	6,733,350

Total current liabilities	12,532,348	10,410,984
Deferred revenue, non-current portion	9,832,574	16,075,117

Total liabilities	22,364,922	26,486,101

Minority interest in losses of subsidiary	2,282,332	—

Commitments and Contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 89,008,366 and 70,789,000 shares issued at September 30, 2007 and December 31, 2006, respectively	89,008	70,789
Additional paid-in capital	200,864,589	146,961,657
Treasury stock, at cost (633,816 shares held at September 30, 2007 and December 31, 2006, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(155,209,256)	(139,602,869)

Total stockholders’ equity	43,465,103	5,150,339

Total liabilities, minority interest and stockholders’ equity	$68,112,357	$31,636,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Service revenue	$2,046,470	$775,000	$5,862,976	$835,831
Grant revenue	—	—	116,070	—
Licensing revenue	—	1,000	1,000	1,000

	2,046,470	776,000	5,980,046	836,831

Expenses:
Research and development (includes an aggregate 462,112 shares of RXi common stock valued at $2,310,560 issued in exchange for licensing rights in the second quarter of 2007)	3,907,514	1,686,636	14,800,183	7,204,018
General and administrative	3,669,361	2,217,571	10,261,042	6,677,154

	7,576,875	3,904,207	25,061,225	13,881,172

Loss before other income	(5,530,405)	(3,128,207)	(19,081,179)	(13,044,341)
Other income:
Interest and dividend income	857,273	296,086	1,896,950	580,483
Other income (loss)	(1,250)	—	1,498,750	—
Minority interest in losses of subsidiary	77,092	—	255,228	—

Net loss before income taxes	(4,597,290)	(2,832,121)	(15,430,251)	(12,463,858)
Provision for income taxes	—	(140,000)	—	(140,000)

Net loss applicable to common shareholders before deemed dividend	(4,597,290)	(2,972,121)	(15,430,251)	(12,603,858)
Deemed dividend for anti-dilution adjustment made to outstanding common stock warrants	—	—	—	(488,429)

Net loss applicable to common shareholders	$(4,597,290)	$(2,972,121)	$(15,430,251)	$(13,092,287)

Basic and diluted loss per common share	$(0.05)	$(0.04)	$(0.19)	$(0.19)

Weighted average shares outstanding	88,122,908	67,421,958	82,235,069	67,463,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,430,251)	$(12,603,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	175,531	192,184
Non-cash interest earned on short-term investments	(69,145)	—
Minority interest in losses of subsidiary	(255,228)
Common stock, stock options and warrants issued for services	3,813,482	228,432
Expense related to employee stock options	1,664,876	1,075,389
Net change in operating assets and liabilities	(4,734,702)	23,856,908

Total adjustments	594,814	25,352,913

Net cash provided by (used in) operating activities	(14,835,437)	12,749,055

Cash flows from investing activities:
Purchase of short-term investments	(11,757,140)	—
Purchases of equipment and furnishings	(218,455)	(82,322)

Net cash used in investing activities	(11,975,595)	(82,322)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	16,401,312	339,194
Net proceeds from issuances of common stock	34,250,905	12,404,360
Net proceeds from issuances of common stock in subsidiary	152,000	—

Net cash provided by financing activities	50,804,217	12,743,554

Net increase in cash and cash equivalents	23,993,185	25,410,287

Cash and cash equivalents at beginning of period	30,381,393	8,299,390

Cash and cash equivalents at end of period	$54,374,578	$33,709,677

Supplemental disclosure of cash flow information:
Cash received during the period for interest received	$1,829,646	$248,398

Non-Cash Financing Activities:
     In connection with the Company’s adjustment to the terms of certain outstanding warrants on March 2, 2006, the Company recorded a deemed dividend of approximately $488,000 in the nine months ended September 30, 2006. The deemed dividend was recorded as a charge to retained earning and a corresponding credit to additional paid-in capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx,” the “Company,” “we,” “our” or “us”) is a biopharmaceutical research and development company engaged in developing human therapeutic products based primarily upon its small-molecule molecular “chaperone” amplification technology. The Company has completed a three-month Phase IIa clinical trial and six-month open-label trial extension of that trial for its lead small-molecule product candidate, arimoclomol, for the treatment of amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease. Arimoclomol for the treatment of ALS has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration, or FDA, and orphan medicinal product status from the European Commission. The Company plans to initiate a Phase IIb efficacy trial of arimoclomol for this indication before the end of 2007, subject to FDA clearance. Based on preliminary discussions with the FDA, CytRx also plans to conduct a second efficacy clinical trial for ALS, possibly in parallel with the upcoming Phase IIb trial, to provide additional efficacy data to support a possible approval decision by the FDA. Additionally, the Company has announced plans to commence a Phase II clinical trial for arimoclomol in stroke recovery in the first half of 2008, subject to FDA clearance. The Company has also announced plans to commence a Phase II clinical trial with its next drug candidate, iroxanadine, for diabetic ulcers in the first half of 2008, subject to FDA clearance. In addition, the Company recently opened a research and development facility in San Diego, California to provide it with a dedicated laboratory to accelerate its molecular chaperone drug development programs.
     Prior to 2007, the Company also was engaged directly in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with (sometimes referred to as silencing) the expression of targeted disease-associated genes. In order to fully realize the potential value of its RNAi technologies, in January 2007, the Company transferred to RXi Pharmaceuticals Corporation (“RXi”), its majority-owned subsidiary, substantially all of its RNAi-related technologies and assets in exchange for equity in RXi. RXi is dedicated to developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, with an initial focus on neurodegenerative diseases, cancer, type 2 diabetes and obesity. In furtherance of the Company’s strategy for RXi, the Company announced earlier this year its plan to distribute approximately 36% of the outstanding shares of common stock of RXi to the CytRx stockholders.
     On October 30, 2007, RXi filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) to register the shares of RXi common stock that will be distributed to CytRx stockholders. The registration statement filed by RXi also covers shares of RXi common stock that will be awarded by the Company to some of its directors, officers and other employees. Following the distribution and award transactions, CytRx will own 6,212,861 shares of RXi common stock, or approximately 49% of the outstanding RXi shares, all of which have been registered for resale by the Company pursuant to the registration statement filed by RXi.
     To date, the Company has relied primarily upon sales of its equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance its business and operations. See Note 5 — Liquidity and Capital Resources.
     In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any developments funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALS Charitable Remainder Trust has no obligation to provide any further funding to the Company. Management has concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements (“SFAS No. 68”). Accordingly, the Company has recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments.

     The accompanying condensed consolidated financial statements at September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2006 have been derived from our audited financial statements as of that date.
     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-K for the year ended December 31, 2006. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 will have a significant impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have an impact on the Company’s consolidated financial statements.
3. Short-term Investments
     The Company has purchased zero coupon U.S. Treasury Bills at a discount. These securities mature within the next twelve months. They are classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt

Securities, are measured at amortized cost since the Company has the intent and ability to hold these securities to maturity. The interest income has been amortized at the effective interest rate.
4. Basic and Diluted Loss Per Common Share
     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 27.3 million and 29.5 million shares at September 30, 2007 and 2006, respectively.
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
5. Stock Based Compensation
CytRx Corporation
     The Company has a stock option plan, the 2000 Stock Option Incentive Plan, under which, as of September 30, 2007, an aggregate of 10,000,000 shares of common stock were reserved for issuance, including approximately 6,303,000 shares subject to outstanding stock options and approximately 2.4 million shares available for future grant. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options expire, unless previously exercised, not later than ten years from the grant date.
     The Company’s stock-based employee compensation plans are described in Note 13 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2006.
     The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors.
     For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R), Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the performance period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option pricing model, will be determined, and compensation expense recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.

     The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development — employee	$181,000	$69,000	$413,000	$230,000
General and administrative — employee	593,000	310,000	1,252,000	845,000

Total employee stock-based compensation	$774,000	$379,000	$1,665,000	$1,075,000

Research and development — non-employee	$111,000	$92,000	$1,426,000	$196,000
General and administrative — non-employee	0	0	0	32,000

Total non-employee stock-based compensation	$111,000	$92,000	$1,426,000	$228,000

     During the first nine months of 2007, the Company issued stock options to purchase 1,188,000 shares of its common stock. The fair value of the stock options granted in the nine-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.07% – 4.84%	4.27% – 5.23%
Expected volatility	108.7%	111.1%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%
     The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the nine-month periods ended September 30, 2007 and 2006, the Company used a calculated volatility for each grant. The Company’s computation of expected life were estimated using the simplified method provided for under Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the nine-month periods ended September 30, 2007 and 2006, the Company has estimated an annualized forfeiture rate of 11.2% and 3.5%, respectively, for options granted to its employees and 1.0% for each period for options granted to senior management and directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized. Under provisions of SFAS 123(R), the Company recorded $368,000 and $931,000 of employee stock-based compensation for the three and nine month periods ended September 30, 2007, respectively.
     At September 30, 2007, there remained approximately $3.6 million of unrecognized compensation expense related to unvested stock options granted to employees, directors, scientific advisory board members and consultants, to be recognized as expense over a weighted-average period of 1.55 years. Presented below is the Company’s stock option activity:

	Nine Months Ended
	September 30, 2007
	Number of Options	Number of Options	Total Number	Weighted Average
	(Employees)	(Non-Employees)	of Options	Exercise Price
Outstanding at January 1, 2007	4,150,000	2,708,000	6,858,000	$1.66
Granted	1,188,000	—	1,188,000	$4.15
Exercised	(785,000)	(144,000)	(929,000)	$2.00
Forfeited	(150,000)	(582,000)	(732,000)	$1.73

Outstanding at September 30, 2007	4,403,000	1,982,000	6,385,000	$2.07

Options exercisable at September 30, 2007	2,798,000	1,732,000	4,530,000	$1.73

     A summary of the activity for non-vested stock options as of September 30, 2007, is presented below:

				Weighted Average
	Number of Options	Number of Options	Total Number of	Grant Date Fair
	(Employees)	(Non-Employees)	Options	Value per Share
Non-vested at January 1, 2007	1,183,000	917,000	2,100,000	$1.19
Granted	1,188,000	—	1,188,000	$3.49
Forfeited	(150,000)	(563,000)	(713,000)	$1.52
Vested	(616,000)	(104,000)	(720,000)	$1.44

Non-vested at September 30, 2007	1,605,000	250,000	1,855,000	$2.43

     The following table summarizes significant ranges of outstanding stock options under the Company’s plans at September 30, 2007:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.25 — 1.00	995,000	6.90	$0.80	792,000	6.71	$0.80
$1.01 — 2.00	3,039,000	7.22	$1.53	2,472,000	6.87	$1.58
$2.01 — 2.50	1,161,000	5.77	$2.45	1,161,000	5.77	$2.45
$2.51 — 3.00	2,000	1.69	$2.63	2,000	1.69	$2.63
$3.01 — 4.51	1,188,000	9.65	$4.15	103,000	9.55	$4.46

	6,385,000	7.36	$2.07	4,530,000	6.62	$1.73

     The aggregate intrinsic value of outstanding options as of September 30, 2007 was $9.7 million, of which $7.8 million was related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on September 30, 2007 ($3.44) and the exercise price of the underlying options. The intrinsic value of options exercised was $1,123,000 for the nine-month period ended September 30, 2007, and the intrinsic value of options that vested was approximately $1,438,000 for the same period.
RXi Pharmaceuticals
     RXi is a majority owned subsidiary of CytRx and has its own stock option plan named the RXi Pharmaceuticals Corporation 2007 Incentive Plan. As of September 30, 2007, an aggregate of 2,750,000 shares of common stock were reserved for issuance under the Plan, including approximately 1,340,000 shares subject to outstanding stock options granted under this plan and approximately 1,410,000 shares available for future grant. The administrator of the plan determines the times which an option may become exercisable. Vesting periods of options granted to date range from immediate vesting upon grant to vesting at the end of a five year period.
     RXi adopted SFAS No. 123(R), Share-Based Payments, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors. In March 2005, the SEC issued SAB 107, Share-Based Payment, relating to SFAS 123(R). RXi has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R), Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the performance period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option pricing model, will be determined and the compensation expense recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Because RXi common stock is not yet publicly-traded, management estimated the fair market value of RXi common stock and the fair market value of RXi options with input from an independent third-party valuation firm. Based on those estimates, RXi recognized approximately $31,000 and

$1,043,000 of stock based compensation expense related to non-employee stock options for the three and nine-month periods ended September 30, 2007, respectively.
     During the first nine months of 2007, RXi issued options to purchase 1,340,000 shares of its common stock. The fair value of the stock options granted in the nine-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

Nine Months Ended
September 30, 2007
Risk-free interest rate	4.39% – 4.57%
Expected volatility	108.7% – 109.5%
Expected lives (years)	6
Expected dividend yield	0.00%
     The fair value of RXi’s common stock and RXi’s expected common stock price volatility assumption is based upon an independent third-party valuation that determined the RXi corporate valuation and analyzed the volatility of a basket of comparable companies. The expected life assumptions were based upon the simplified method provided for under SAB 107, which averages the contractual term of RXi’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on CytRx’s historical experience, for the nine-month period ended September 30, 2007, RXi has estimated an annualized forfeiture rate of 15% for options granted to its employees, 8% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), RXi recorded $406,000 and $734,000 of employee stock-based compensation for the three and nine-month periods ended September 30, 2007, respectively. No amounts relating to employee stock-based compensation have been capitalized.
     At September 30, 2007, there was $3,339,000 of unrecognized compensation expense related to unvested common stock options granted to employees, directors, scientific advisory board members and consultants is expected to be recognized as expense over a weighted-average period of 1.79 years. Presented below is RXi’s common stock option activity:

	Nine Months Ended September 30, 2007
	Number of Options	Number of Options	Total Number	Weighted Average
	(Employees)	(Non-Employees)	of Options	Exercise Price
Outstanding at January 1, 2007	—	—	—	—
Granted	993,000	347,000	1,340,000	$5.00
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2007	993,000	347,000	1,340,000	$5.00

Options exercisable at September 30, 2007	200,000	218,000	418,000	$5.00

     A summary of the activity for non-vested stock options as of September 30, 2007, is presented below:

				Weighted Average
	Number of Shares	Number of Shares	Total Number of	Grant Date Fair
	(Employees)	(Non-Employees)	Shares	Value per Share
Non-vested at January 1, 2007	—	—	—	—
Granted	993,000	347,000	1,340,000	$3.56
Forfeited	—	—	—	—
Vested	(200,000)	(218,000)	(418,000)	$3.55

Non-vested at September 30, 2007	793,000	129,000	922,000	$3.56

     The following table summarizes significant ranges of outstanding common stock options under the plan at September 30, 2007:

Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$5.00	1,340,000	9.64	$5.00	418,000	9.62	$5.00

     The aggregate intrinsic value of outstanding options as of September 30, 2007 is negligible. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of RXi’s common stock on September 30, 2007 and the exercise price of the underlying options.
6. Liquidity and Capital Resources
     At September 30, 2007, the Company had cash, cash equivalents and short-term investments of $66.2 million. Management believes that the Company has adequate financial resources to support its currently planned level of operations into the second half of 2009, based, in part, upon projected expenditures for the remainder of 2007 and the first nine months of 2008 of $30.1 million, including $5.0 million for the Company’s planned clinical program for arimoclomol for ALS and related studies, $5.5 million for our other ongoing and planned clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic ulcers, $8.2 million for the operations of the Company’s research laboratory in San Diego and $8.8 million for other general and administrative expenses. The Company estimates that RXi separately will expend approximately $9.1 million for the remainder of 2007 and the first nine months of 2008. The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
7. Equity Transactions
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

     On April 19, 2007, the Company completed a $37.0 million private equity financing in which it issued approximately 8.6 million shares of its common stock at a price of $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, the Company received proceeds of approximately $34.2 million. On April 30, 2007, the Company contributed $15.0 million, net of reimbursed expenses estimated at $2.0 million paid by RXi to the Company, in exchange for equity in RXi, to satisfy the initial funding requirements under its agreements with the University of Massachusetts Medical School (“UMMS”). In September 2007, the actual reimbursed expenses paid by RXi to the Company were finally determined to be approximately $3.0 million, and on September 25, 2007, RXi issued to CytRx additional equity as reimbursement of the excess expenses. Following those transaction, CytRx owned as of September 30, 2007 approximately 86% of the outstanding capital stock of RXi.
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
     During the three-month period ended September 30, 2007, the Company issued 434,351 shares of its common stock, and received $491,350, upon the exercise of stock options and warrants. During the three-month period ended September 30, 2006, the Company issued no common stock, and no stock options and warrants were exercised. During the nine-month period ended September 30, 2007, the Company issued 9,954,780 shares of its common stock, and received $16,401,312, upon the exercise of stock options and warrants. For the comparative 2006 period, the Company issued 683,903 shares of its common stock and received $339,193 upon the exercise of stock options and warrants.
     RXi issued 45,000 shares of its common stock at $5.00 per share in the third quarter of 2007. In the nine-month period ended September 30, 2007, RXi has issued at total of approximately 507,000 shares of its common stock, 462,000 in connection with licensing agreements with UMMS. The shares issued to UMMS were valued at $2.3 million, which was recorded as a charge to research and development expense in the second quarter. In the third quarter of 2007, RXi granted options to purchase 163,000 shares of RXi common stock at an exercise price of $5.00 per share to certain officers, employees, directors and scientific advisory board members. For the nine-month period ended September 30, 2007, RXi has granted a total of 1,340,000 options to purchase shares of common stock at an exercise price of $5.00 per share.
8. Other Income
     In June 2007, we recognized $1.5 million of income arising from a fee received pursuant to a change-in-control provision included in the purchase agreement for our 1998 sale of our animal pharmaceutical unit. Management concluded that the fee did not represent revenue generated from our normal course of our business, and accordingly we recorded this fee as other income.

9. Minority Interest
     The Company offset $77,092 and $255,228 of minority interest in losses of its subsidiary, RXi, against its net loss in the three-month and nine-month periods ended September 30, 2007, respectively. During 2006, no comparable entry was necessary. This loss was the minority shareholders’ portion of the loss attributed to RXi.
10. Subsequent Events
     As of November 1, 2007, the Company had received approximately $2.2 million in connection with the exercise of warrants and options since September 30, 2007.
     On October 30, 2007, RXi filed a registration statement with the SEC on Form S-1 to register the shares of RXi common stock that will be distributed to CytRx stockholders. The registration statement filed by RXi also covers shares of RXi common stock that will be awarded by the Company to some of its directors, officers and other employees. Following the planned distribution and award transactions, CytRx will own 6,212,861 shares of RXi common stock, or approximately 49% of the outstanding RXi shares, all of which have been registered for resale by the Company pursuant to the registration statement filed by RXi.
Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations
Forward Looking Statements
     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report, as well as those made in our other filings with the SEC.
     All statements in this Quarterly Report, including statements in this section, other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to the recent developments regarding our majority-owned subsidiary, RXi Pharmaceuticals Corporation, our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Overview
     We are a biopharmaceutical research and development company engaged in developing human therapeutic products based primarily upon our small-molecule molecular “chaperone” amplification technology. We have completed a three-month Phase IIa clinical trial and six-month open-label trial extension of that trial for our lead small-molecule product candidate, arimoclomol, for the treatment of amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease. Arimoclomol for the treatment of ALS has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration, or FDA, and orphan medicinal product status from the European Commission. We plan to initiate a Phase IIb efficacy trial of arimoclomol for this indication before the end of 2007, subject to FDA clearance. Based on preliminary discussions with the FDA, we also plan to conduct a second efficacy clinical trial for ALS, possibly in parallel with the upcoming Phase IIb trial, to provide additional efficacy data to support a possible approval decision by the FDA. Additionally, we have announced plans to commence a Phase II clinical trial for arimoclomol in stroke recovery in the first half of 2008, subject to FDA clearance. We have also announced plans to commence a Phase II clinical trial with our next drug candidate, iroxanadine, for diabetic ulcers in the first half of 2008, subject to FDA clearance.

In addition, we recently opened a research and development facility in San Diego, California to provide us with a dedicated laboratory to accelerate our molecular chaperone drug development programs.
     We also were engaged directly in developing therapeutic products based upon ribonucleic acid interference, or RNAi, which has the potential to effectively treat a broad array of diseases by interfering with (sometimes referred to as silencing) the expression of targeted disease-associated genes. In order to fully realize the potential value of our RNAi technologies, in January 2007, we transferred to RXi Pharmaceuticals Corporation (“RXi”), our majority-owned subsidiary, substantially all of our RNAi-related technologies and assets in exchange for equity in RXi. RXi is dedicated to developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, with an initial focus on neurodegenerative diseases, cancer, type 2 diabetes and obesity. In furtherance of our strategy for RXi, we announced earlier this year our plan distribute approximately 36% of the outstanding shares of common stock of RXi to CytRx’s stockholders.
     On October 30, 2007, RXi filed a registration statement with the SEC on Form S-1 to register the shares of RXi common stock that will be distributed to our stockholders. The registration statement filed by RXi also covers shares of RXi common stock that will be awarded by us to some of our directors, officers and other employees. Following the distribution and award transactions, we will own 6,212,861 shares of RXi common stock, or approximately 49% of the outstanding RXi shares, all of which have been registered for resale by us pursuant to the registration statement filed by RXi.
     We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At September 30, 2007, we had cash, cash equivalents and short-term investments of $66.2 million, and as of November 1, 2007, we had received approximately $2.2 million in connection with the exercise of warrants and options since September 30, 2007. We believe that we have adequate financial resources to support our currently planned level of operations into the second half of 2009, based, in part, upon projected expenditures for the remainder of 2007 and the first nine months of 2008 of $30.1 million, including $5.0 million for our planned clinical program for arimoclomol for ALS and related studies, $5.5 million for our other ongoing and planned clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic ulcers, $8.2 million for the operations of our research laboratory in San Diego and $8.8 million for other general and administrative expenses. We estimate that RXi separately will expend approximately $9.1 million for the remainder of 2007 and the first nine months of 2008. We will be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
     RXi began operating as a stand-alone company with its own management, business, and operations in January 2007. On October 30, 2007, RXi filed a registration statement with the SEC on Form S-1 to register the shares of RXi common stock that will be distributed to CytRx stockholders. The registration statement filed by RXi also covers shares of RXi common stock that will be awarded by us to some of our directors, officers and other employees. Following the planned distribution and award transactions, CytRx will own 6,212,861 shares of RXi common stock, or approximately 49% of the outstanding RXi shares. During the time that RXi is majority-owned (i.e. until the planned distribution and award transactions are consummated), the consolidated financial statements of CytRx will include 100% of the assets and liabilities of RXi and the ownership of the interests of the minority shareholders will be recorded as “minority interests.” In the future, if CytRx owns more than 20% but less than 50% of the outstanding shares of RXi, CytRx would account for its investment in RXi using the equity method. Under the equity method, CytRx would record its pro-rata share of the gains or losses of RXi against its historical basis investment in RXi. For the year ending December 31, 2007, we expect RXi’s expenses will be approximately $10.0 million.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite lived intangible assets, research and development expenses and clinical trial expenses and stock-based compensation expense.

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
Revenue Recognition
     Biopharmaceutical revenues consist of license fees from strategic alliances with pharmaceutical companies as well as service and grant revenues. Service revenues consist of contract research and laboratory consulting. Grant revenues consist of government and private grants.
     Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.
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
     In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALSCRT has no obligation to provide any further funding to us. We have concluded that due to the research and development components of the transaction that it is properly accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates of expense incurred for this research and development on a quarterly basis. As of December 31, 2006, we recognized approximately $1.8 million of service revenue related to this transaction. For three-month and nine-month periods ended September 30, 2007, we recognized approximately $2.0 million and $5.9 million, respectively, in service revenue. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.
     The amount of “deferred revenue, current portion” is the amount of deferred revenue that is expected to be recognized in the next twelve months and is subject to fluctuation based upon management’s estimates. Management’s estimates include an evaluation of what pre-clinical and clinical trials are necessary, the timing of when trials will be performed and the estimated clinical trial expenses. These estimates are subject to changes and could have a significant effect on the amount and timing of when the deferred revenues are recognized.
Research and Development Expenses
     Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in its products is expensed as incurred until technological feasibility has been established.

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
Stock-Based Compensation
          Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. We adopted SFAS 123(R) using the modified-prospective method and use the Black-Scholes valuation model for valuing share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123(R), Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.
          Non-employee share-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances, option grants to non-employees are immediately vested and have no future performance requirements by the non-employee and the total share-based compensation charge is recorded in the period of the measurement date.
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
Earnings Per Share
     Basic and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 27.3 million shares and 29.5 million shares at September 30, 2007 and 2006, respectively. In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006, we recorded a deemed dividend of $488,000. The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2006, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted loss per shares.

Liquidity and Capital Resources
     We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At September 30, 2007, we had cash and cash equivalents and short-term investments of $66.2 million and total assets of $68.1 million, compared to $30.4 million and $31.6 million, respectively, at December 31, 2006. Working capital totaled $54.6 million at September 30, 2007, compared to $20.3 million at December 31, 2006. As of November 1, 2007, we had received approximately $2.2 million in connection with the exercise of warrants and options since September 30, 2007. We believe that we have adequate financial resources to support our currently planned level of operations into the second half of 2009, based, in part, upon projected expenditures for the remainder of 2007 and the first nine months of 2008 of $30.1 million, including $5.0 million for our planned clinical program for arimoclomol for ALS and related studies, $5.5 million for our other ongoing and planned clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic ulcers, $8.2 million for the operation of our research laboratory in San Diego and $8.8 million for other general and administrative expenses. We estimate that RXi separately will expend approximately $9.1 million for the remainder of 2007 and the first nine months of 2008. We have no significant revenue, and we expect to have no significant revenue and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities. In the event that actual costs of our clinical program for ALS, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.
     In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including completion of the clinical development arimoclomol for ALS and our ongoing research and development efforts related to our other small-molecule drug candidates. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed in the future, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     Our net loss, which includes non-cash charges relating to (1) common stock, stock option and warrants issued for services (2) common stock issued related to the acquisition of licensing rights and (3) expenses related to employee stock options, increased by approximately $1.6 million from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. This increase was due to several factors, including an additional $2.2 million in research and development expenditures associated with our clinical programs, increased professional fees of $716,000 associated with compliance with provisions of the Sarbanes-Oxley Act and professional fees related to RXi’s recently filed registration statement on Form S-1 to register RXi’s common stock, and option expense of $437,000 related to the issuance of options to purchase RXi common stock to RXi’s employees, members of its board of directors and scientific advisory board. These charges were offset in part by the recognition of $1.3 million in deferred revenue relating to our $24.3 million sale to the ALSCRT of a 1% royalty interest in worldwide sales of arimoclomol in August 2006.
     In the nine-month periods ended September 30, 2007 and 2006, net cash used in investing activities consisted of approximately $11.8 million and $0, respectively, for the purchase of short-term investments, and approximately $218,000 and $82,000, respectively, for the purchase of equipment. We manage our cash, cash equivalents and short-term investments interchangeably and at the present time do not anticipate any significant changes to our holdings in investments and cash equivalents. We expect capital spending to increase due to additional laboratory equipment necessary for our new San Diego, California laboratory.
     Cash provided by financing activities in the nine months ended September 30, 2007 was $50.8 million. During the 2007 period, we raised $34.2 million, net of offering expenses of $2.8 million, from the issuance of 8.6 million shares of common stock in a private equity financing in April of 2007, and received proceeds from the exercise of stock options and warrants of approximately $16.4 million. Cash provided by financing activities in the nine months ended September 30, 2006 was approximately $12.7 million. During the 2006 period, we raised $12.4 million, net of expenses, from the issuance of common stock in a private equity financing in March of 2006, and received proceeds from the exercise of stock options and warrants of approximately $339,000.
     We are evaluating other potential future sources of capital as we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, gifts, and grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying consolidated financial information may not necessarily be indicative of future operating results or future financial condition.
     We expect to incur significant losses for the foreseeable future and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.
Results of Operations
     We recorded a net loss applicable to common shareholders of approximately $4.6 million and $15.4 million for the three-month and nine-month periods ended September 30, 2007, respectively, as compared to $3.0 million and $13.1, respectively, for the same periods in 2006.
     We recognized $2.0 million and $6.0 million of revenue for the three-month and nine-month periods ended September 30, 2007, respectively, and $0.8 million and $0.8 million, respectively, for the same periods in 2006. We recognized $2.0 million and $5.9 million during those periods, respectively, from our $24.3 million sale to the ALSCRT of a 1% royalty interest in worldwide sales of arimoclomol in August 2006. Additionally during the three-month and nine-month periods ended September 30, 2007, we recognized $0 and $1.5 million, respectively, of other income related to a change-in-control provision included in the purchase agreement for our 1998 sale of our animal pharmaceutical unit. There was no comparable other income in 2006. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2007, we do not anticipate receiving any significant service or licensing fees. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALSCRT over the development period of our arimoclomol research.
Research and Development

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

	(In thousands)		(In thousands)
Research and development expense	$3,566	$1,472	$10,496	$6,637
Non-cash research and development expense	111	92	3,736	197
Employee stock option expense	181	69	413	230
Depreciation and amortization	49	53	155	140

	$3,907	$1,686	$14,800	$7,204

     Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
     Research and development expenses incurred during the first three-month and nine-month periods of 2007 and 2006 related primarily to (i) our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to other molecular chaperone drug candidates, (iii) our acquisition of technologies covered by the UMMS license agreements acquired by RXi, (iv) our prior collaboration and invention disclosure agreement pursuant to which UMMS had agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the small-molecule drug discovery and development operations at our Massachusetts and California laboratories. All research and development costs related to the activities of RXi and our laboratories were expensed.
     As compensation to members of our scientific advisory board and consultants, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded non-cash charges of $111,000 and $3.7 million, respectively, for the three month and nine-month periods ended September 30, 2007, and $92,000 and $197,000, respectively, for the same periods ended September 30, 2006. Included in the non-cash research and development charges for the 2007 nine-month period were $2.3 million of expense related to RXi’s issuance of 462,112 shares of common stock to UMMS related for certain license agreement rights and the new invention disclosure agreement and $1.0 million for non-qualifying stock options to scientific advisory board members (“SAB”) of RXi. We recorded $181,000 and $413,000 of employee stock option expense during the three-month and nine-month periods ended September 30, 2007, respectively, as compared with $69,000 and $230,000, respectively, for the related periods in 2006.
     Over the coming twelve months, we expect our research and development expenses to increase primarily as a result of our ongoing Phase II clinical program for arimoclomol and related studies for the treatment of ALS, our potential Phase II clinical trial of arimoclomol for stroke recovery, our further development of iroxanadine for diabetic ulcers and the continued development of our RNAi assets by our majority-owned subsidiary RXi.
General and Administrative Expenses

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

	(In thousands)		(In thousands)
General and administrative expenses	$3,071	$1,908	$8,989	$5,747
Non-cash general and administrative expenses	0	0	0	32
Employee stock option expense	593	310	1,252	846
Depreciation and amortization	5	0	20	52

	$3,669	$2,218	$10,261	$6,677

     General and administrative expenses include all salaries and general corporate expenses, including legal expenses associated with the prosecution and acquisition of our intellectual property. General and administrative expenses increased by approximately $1.5 million and $3.6 million for the three-month and nine-month periods ended September 30, 2007, respectively, as compared to the same time periods in 2006. The increase in general and administrative expenses for the three month period ended September 30, 2007 is attributable primarily to additional audit fees of $716,000 due to compliance with provisions of the Sarbanes-Oxley Act and professional fees related to RXi’s recently filed registration statement on Form S-1 to register RXi’s common stock, $294,000 in increased employee stock option expense associated with new hires, $158,000 in consulting expenses related primarily to RXi’s registration statement on Form S-1, $134,000 in legal fees associated with the Form S-1, as well as ongoing patent-related costs, and increased Board of Director fees primarily attributable to the addition of RXi’s director costs. The $3.6 million increase for the nine month period in 2007 relates primarily to additional audit fees associated with our annual audit, compliance with provisions of the Sarbanes-Oxley Act and professional fees related to RXi’s registration statement on Form S-1 totaling $1.1 million, additional legal costs associated with RXi’s registration statement on Form S-1, increased patent work, license negotiation fees and other significant projects totaling $1.1 million, a $448,000 increase in employee stock option expense relating to new hires, increased consulting and recruiting fees of $574,000 relating to the registration statement on Form S-1 and an increase in Board fees of $206,000.
     We recorded approximately $593,000 and $1,252,000 of employee stock option expense during the three month and nine month periods ended September 30, 2007, respectively, as compared to approximately $310,000 and $846,000, respectively during the three month and nine month periods ended September 30, 2006. The increase in employee stock option expense relates primarily to stock option grants by RXi and the overall increase in our common share price.
Depreciation and Amortization
     Depreciation and amortization expenses for the three-month and nine-month periods ended September 30, 2007 were approximately $54,000 and $175,000, as compared to $53,000 and $192,000 for the three-month and nine-month periods ended September 30, 2006, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings and the amortization expenses related to our molecular library, which was placed in service in March 2005. These expenses are classified as Research and Development or General and Administrative expenses depending upon the associated business activity.
Interest Income
     Interest income was $857,000 and $1,897,000 for the three and nine months ended September 30, 2007, respectively, compared to $296,000 and $580,000, respectively for the comparable periods of 2006. The differences between periods is attributable primarily to the cash available for investment each year and, to a lesser extent, changes in prevailing market rates.

Minority Interest in Losses of Subsidiary
     We offset $77,092 and $255,228 of minority interest in losses of our subsidiary, RXi, against our net loss in the three-month and nine-month periods ended September 30, 2007, respectively. During 2006, no comparable entry was necessary. This loss was the minority shareholders’ portion of the loss attributed to RXi.
Related Party Transactions
     RXi was incorporated jointly in April 2006 by CytRx and the four current members of RXi’s scientific advisory board for the purpose of pursuing the possible development or acquisition of RNAi-related technologies and assets.
     We have entered into several agreements and arrangements with RXi, including the following:
     Contribution Agreement of January 8, 2007
     On January 8, 2007, we entered into a contribution agreement with RXi under which we assigned and contributed to RXi substantially all of our RNAi-related technologies and assets consisting primarily of licenses from UMMS and the Carnegie Institution of Washington relating to fundamental RNAi technologies, as well as equipment situated at our Worcester, Massachusetts, laboratory. In exchange for the contribution, RXi assumed primary responsibility for all payments to UMMS and other obligations under the licenses and other assets contributed by us and issued to us 7,040,318 shares of RXi common stock, which represented approximately 85% of RXi’s outstanding shares immediately following the issuance.
     Reimbursement Agreement
     On January 8, 2007, we also entered into a letter agreement with RXi under which RXi agreed to reimburse us for organizational and operational expenses incurred by us in connection with RXi’s formation and initial operations, and to bear or reimburse us for an allocable share of any investment banking fees, placement agent fees and other offering expenses incurred by us in connection with RXi’s fundraising activities.
     Stockholder and Preemptive Rights Agreement
     On February 15, 2007, we entered into a letter agreement with CytRx and some of RXi’s current stockholders under which RXi agreed to grant to us preemptive rights to acquire any “new securities” (as defined) that RXi proposes to sell or issue so that we may maintain our percentage ownership in RXi. The preemptive rights will become effective at any time that we own less than 50% of the outstanding shares of RXi common stock and will expire on January 8, 2012 or such earlier time at which we own less than 10% of RXi’s outstanding common stock.
     Under this letter agreement, we also undertake, during the term of RXi’s licenses with UMMS, to vote our shares of stock of RXi in the election of RXi’s directors to ensure that a majority of the board of directors of RXi are independent of us and to reduce our ownership of shares of RXi stock to less than a majority as soon as reasonably practicable. We intend to satisfy this obligation by undertaking the distribution to CytRx stockholders of a portion of our RXi shares pursuant to the registration statement on Form S-1 filed with the SEC by RXi on October 30, 2007. We further agree in this letter agreement to approve of actions that may be adopted and recommended by the RXi board of directors to facilitate any future financing by RXi.
     Contribution Agreement of April 30, 2007
     On April 30, 2007, we entered into another contribution agreement with RXi under which we contributed to RXi $17.0 million in exchange for 3,273,292 shares of RXi common stock. RXi used $2.0 million of this amount to reimburse us for the estimated amount of expenses that we had incurred as of April 30, 2007 pursuant to the January 8, 2007 reimbursement agreement described above. In September 2007, the actual expenses incurred by us were determined to be approximately $3.0 million, and on September 25, 2007, RXi issued to us 188,387 shares of RXi common stock as reimbursement of the excess expenses.

     Registration Rights Agreement
     On April 30, 2007, we entered into a registration rights agreement with RXi under which RXi agrees, upon our request, to use its best efforts to cause to be registered under the Securities Act all of the RXi shares issued to us pursuant to our contribution agreements with RXi and to bear expenses incurred in connection with any such registration. Pursuant to the registration rights agreement, all of our RXi shares have been included as part of the registration statement filed on Form S-1 with the SEC by RXi on October 30, 2007.
     Relationship with Tod Woolf, Ph.D.
     Tod Woolf, Ph.D., the President and Chief Executive Officer of RXi, is one of our executive officers. Under the terms of Dr. Woolf’s employment agreement he is entitled to base annual compensation and other employee benefits. Additionally, he received a grant by RXi of options to purchase 317,000 shares of RXi common stock. Dr. Woolf may be deemed to have a material interest in our transactions with RXi described above, and in its future dealings with RXi, by reason of his status as RXi’s President and Chief Executive Officer and in light of the stock options granted to him by RXi.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2007, it would not have had a material effect on our results of operations or cash flows for that period.
Item 4 — Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report and identified deficiencies, discussed below, that it considered to be material weaknesses in the effectiveness of our internal controls over financial reporting related to the recording of journal entries and our accounting for equity transactions. Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”
     For the quarter ended June 30, 2007, we originally reported additional paid-in capital of $2.3 million attributable to RXi’s issuance to the University of Massachusetts Medical School, or UMMS, of approximately 462,000 shares of RXi common stock in payment for RXi’s acquisition of four technology licenses and an invention disclosure agreement entered into with UMMS in January 2007 that should have been accounted for on our consolidated balance sheet as minority interest in RXi. This accounting correction resulted in a corresponding reduction of $2.3 million in our additional paid-in capital and stockholders’ equity as of June 30, 2007, as well as an increase in loss attributable to minority interests and a decrease in our consolidated net loss of $176,000 for both the three-month and six-month periods ended June 30, 2007. Additionally, for the quarter ended June 30, 2007, we originally reported $227,000 in amounts withheld from employees for income taxes on compensation derived from exercises of options to purchase our common stock as an offset to general and administrative expenses in our consolidated statement of operations for the three-month and six-month periods ended June 30, 2007. The $227,000 is properly classified as a current liability as of June 30, 2007, which correction resulted in an increase in our consolidated net loss by the same amount for both the three-month and six-month periods ended June 30, 2007. The net effect of the correction of both of these items was a $51,000 increase in our consolidated net loss for the three-month and six-month periods ended June 30, 2007. Our reported earnings per share for these periods were not affected by these corrections.
     Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and new Chief Financial Officer concluded that our disclosure controls and procedures related to the recording of journal entries and our accounting for equity transactions were not effective as of September 30, 2007.
     Changes in Controls over Financial Reporting
     During the quarterly period covered by this Quarterly Report, we made changes to our internal controls designed to strengthen our financial reporting in light of a material weakness in that regard reported in our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. During the quarterly period covered by this Quarterly Report, we hired a new Chief Financial Officer who has extensive SEC reporting experience, and on October 26, 2007, we hired a Chief Accounting Officer, to bolster our accounting and financial reporting functions, including the closing of our books and records for purposes of preparing our quarterly financial statements and our internal review of transactions relating to the business and operations of RXi.
     We are continuing our efforts in these regards in order to fully remedy the material weaknesses described above and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.
PART II— OTHER INFORMATION
Item 1A — Risk Factors
     We Have Operated at a Loss and Will Likely Continue to Operate at a Loss For the Foreseeable Future
     We have operated at a loss due to substantial expenditures for research and development of our product candidates and for general and administrative purposes and our lack of significant recurring revenue. We incurred net losses of $16.8 million, $15.1 million and $16.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our net losses applicable to common shareholders for the three-month and nine-month periods ended September 30, 2007 were $4.6 million and $15.4 million, respectively, as compared to $3.0 million and $13.1 million, respectively, for the same periods in 2006. We had an accumulated deficit as of September 30, 2007 of approximately $155 million, and we are likely to continue to incur losses unless and until we are able to commercialize one or more of our products. There is no assurance that we will ever become profitable.
     We Have No Source of Significant Recurring Revenue, Which Makes Us Dependent on Financing to Sustain Our Operations
     Our revenue was $2.0 million and $6.0 million, respectively, for three-month and nine-month periods ended September 30, 2007, of which $2.0 and $5.9, respectively, was deferred revenue recognized from our sale in August 2006 of a one-percent royalty interest in worldwide sales of arimoclomol. We will have no other significant recurring revenue until at least one of the following occurs:
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
     We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At September 30, 2007, we had cash, cash equivalents and short-term investments of $66.2 million, and as of November 1, 2007, we had received approximately $2.2 million in connection with the exercise of warrants and options since September 30, 2007. We believe that we have adequate financial resources to support our currently planned level of operations into the second half of 2009, based, in part, upon projected expenditures for the remainder of 2007 and the first nine months of 2008 of $30.1 million, including $5.0 million for our planned clinical program for arimoclomol for ALS and related studies, $5.5 million for our other ongoing and planned clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic ulcers, $8.2 million for the operations of our research laboratory in San Diego and

$8.8 million for other general and administrative expenses. We estimate that RXi separately will expend approximately $9.1 million for the remainder of 2007 and the first nine months of 2008.
     We anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we are unable to obtain needed future financing, we may have to modify our long-term business plans.
     Our Current Financial Resources May Be Diminished If We Elect To Provide RXi with Additional Future Funding
     We have no obligation to provide any additional funding to RXi, but we might seek to do so in order to protect our investment in RXi if RXi is unable to obtain sufficient funding on its own. We have the right to provide additional funding to RXi only in connection with the exercise of our preemptive rights to purchase any new securities that may be sold or issued by RXi. If we provide RXi with any additional funding, we will have less funds available for our own business and operations.
     We Will Be Reliant Upon Third Parties for the Development and Eventual Marketing of Our Products
     Our business plan is to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for the commercial development and eventual marketing of our products. We currently plan to continue the development of arimoclomol for the treatment of ALS under our Master Agreement for clinical trials management services with Pharmaceutical Research Associates (PRA), and we may seek to market it ourselves if it is approved by the FDA; however, the completion of the development of arimoclomol and our other product candidates, as well as the marketing of these products, will likely require us to enter into strategic arrangements with other pharmaceutical or biotechnology companies.
     There can be no assurance that any of our products will have sufficient potential commercial value to enable us to secure strategic arrangements with suitable companies on attractive terms, or at all. If we are unable to enter into such arrangements, we may not have the financial or other resources to complete the development of any of our products. We do not have a commercial relationship with the company that provided an adjuvant for the vaccine for the Phase I clinical trial of our HIV vaccine candidate conducted by UMMS and Advanced BioScience Laboratories. If we are not able to enter into such a relationship, we may be unable to use some or all of the results of the clinical trial as part of our clinical data for obtaining FDA approval of this vaccine, which would delay the development of the vaccine.
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
We Will Incur Substantial Expenses and May Be Required to Pay Substantial Milestone Payments Relating to Our Product Development Efforts
     We estimate that during the next two to three years we will incur significant expenses in connection with our planned Phase IIb clinical trial for arimoclomol for the treatment of ALS, including the completion of our planned Phase IIb efficacy trial and related activities. We are also planning to undertake a second efficacy clinical trial of arimoclomol for ALS, possibly in parallel with our planned Phase IIb trial, in order to provide additional efficacy data to support a possible approval decision by the FDA. The actual costs of our planned Phase IIb efficacy trial and any additional efficacy trial we undertake could significantly exceed our current estimates due to a variety of factors associated with the conduct of clinical trials generally, including those described below in this section below under “If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Curtail Our Operations.”

     Our agreement by which we acquired arimoclomol and our other molecular chaperone co-induction product candidates provides for milestone payments by us based on the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop arimoclomol or any of these other product candidates, these milestone payments could aggregate as much as $3.7 million, with the most significant payments due upon the first commercialization of any of these products.
If Our Products Are Not Successfully Developed and Approved by the FDA, We May Be Forced to Reduce or Curtail Our Operations
     All of our products in development must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we or our licensees anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.
     Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:
•	Difficulty in securing centers to conduct trials.

•	Difficulty in enrolling patients in conformity with required protocols or projected timelines.

•	Unexpected adverse reactions by patients in trials.

•	Difficulty in obtaining clinical supplies of the product.

•	Changes in FDA or foreign governmental product testing, manufacturing or marketing requirements.

•	Inability to generate statistically significant data confirming the efficacy of the product being tested.

•	Modification of the product during testing.

•	Inability to generate statistically significant data confirming the efficacy of the product being tested.

•	Reallocation of our limited financial and other resources to other clinical programs.
     It is possible that none of the products we develop will obtain the appropriate regulatory approvals necessary for us to begin selling them. The time required to obtain FDA and foreign governmental approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenue from the particular drug candidate.
Our Molecular Chaperone Co-Induction Drug Candidates May Not Receive Regulatory Marketing Approvals
     Our Phase IIa clinical trial and open-label trial extension of arimoclomol for the treatment of ALS indicated that arimoclomol was safe and well-tolerated in patients. We plan to initiate a Phase IIb efficacy trial of arimoclomol for this indication before the end of 2007, and plan to undertake a second efficacy trial of arimoclomol for ALS, possibly in parallel with our planned Phase IIb trial, to provide additional data to support a possible approval decision by the FDA. In addition, we are planning to conduct a Phase II clinical trial of arimoclomol in stroke patients, and we plan to conduct clinical development of iroxanadine for diabetic ulcers, both of which would require significant and costly additional testing. There is no guarantee that additional clinical testing of our product candidates will be successful, or that the FDA will approve marketing of any of our products and allow them to be sold in the United States.

     We Have Recently Identified Material Weaknesses in Our Internal Controls Over Financial Reporting
     In this Quarterly Report, we identify material weaknesses in the effectiveness of our internal controls over financial reporting related to our accounting for an equity transaction by our RXi subsidiary and our tax withholding in connection with exercises of employee stock options that prompted us to restate our financial statements for the quarter ended June 30, 2007. In our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we identified a material weakness related to our process for closing our quarterly books and records. In our amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we restated our financial statements for the first three quarters of fiscal 2006 to reflect the proper accounting for transactions at our former laboratory facility. In our most recent Annual Report on Form 10-K, we also identified material weaknesses in the effectiveness of our internal controls over financial reporting related to the application of generally accepted accounting principles arising from our accounting for historical warrant anti-dilution adjustments as deemed dividends and in the effectiveness of our internal controls over quarterly and annual financial statement reporting arising from our accounting for research and development expenses related to our laboratory facility in Worcester, Massachusetts. These matters are described in more detail under the heading “Controls and Procedures” in this Quarterly Report and in our prior reports referred to above.
     Despite our efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify other material weaknesses in the future. Any material weaknesses in our internal control over financial reporting could result in errors in our financial statements, which could erode market confidence in our company, adversely affect the market price of our common stock and, in egregious circumstances, result in possible claims based upon such financial information.
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
     As a result, these competitors may:
•	Succeed in developing competitive products sooner than us or our strategic partners or licensees.

•	Obtain FDA or foreign governmental approvals for their products before we can obtain approval of any of our products.

•	Obtain patents that block or otherwise inhibit the development and commercialization of our product candidates.

•	Develop products that are safer or more effective than our products.

•	Devote greater resources than us to marketing or selling products.

•	Introduce or adapt more quickly than us to new technologies and other scientific advances.

•	Introduce products that render our products obsolete.

•	Withstand price competition more successfully than us or our strategic partners or licensees.

•	Negotiate third-party strategic alliances or licensing arrangements more effectively than us.

•	Take better advantage than us of other opportunities.
     We are aware of only one drug, Rilutek, which was developed by Aventis Pharma AG, that has been approved by the FDA for the treatment of ALS. Many companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Celgene Corporation, Mitsubishi Pharma Corporation, Ono Pharmaceuticals, Trophos SA, Faust Pharmaceuticals SA, Oxford BioMedica plc, Phytopharm plc and Teva Pharmaceutical Industries Ltd., as well as RXi. ALS belongs to a family of diseases called neurodegenerative diseases, including Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one such disease potentially could be useful for treating others. There are many companies producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Biogen Idec, Bohringer Ingelhaim, Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, Forest Laboratories, Inc., H. Lundbeck A/S, Phytopharm plc, UCB Group and Wyeth.
     A number of companies are working to develop proprietary pharmaceuticals and cell-based therapies to treat diabetic wound healing, including Agennix, Inc., BioSyntech, Inc., CardioVascular BioTherapeutics, Inc., Cardium Therapeutics, Inc., Genentech Inc., KeraCure, Inc., King Pharmaceuticals, Inc. MacroChem Corporation, Oculus Innovative Sciences, Inc., Rovi Pharmaceutical Laboratories, SanuWave, Inc. and Wyeth.
     Companies developing HIV vaccines that could compete with our HIV vaccine technology include Merck, GlaxoSmithKline, Sanofi Pasteur, VaxGen, Inc., AlphaVax, Inc. and Immunitor Corporation. Most of our competitors have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than us.
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
Risks Associated With Our Ownership of RXi
     RXi is Subject to Risks of a New Business
     RXi is a development-stage company with limited operating history. RXi began operating on a stand-alone basis in February 2007, and is focused initially on developing and commercializing therapeutic products based upon its RNAi technologies. There is no assurance that RXi will be able to successfully implement its business plan. While RXi’s management collectively possesses substantial business experience, there is no assurance that they will be able to manage RXi’s business effectively, or that they will be able to identify, hire and retain any needed additional management or scientific personnel, to develop and implement RXi’s product development plans, obtain third-party contracts or any needed financing, or achieve the other components of RXi’s business plan.
The Approach RXi is Taking to Discover and Develop Novel Therapeutics Using RNAi is Unproven and May Never Lead to Marketable Products
     The scientific discoveries that form the basis for RXi’s efforts to discover and develop new drugs are relatively new. The RNAi technologies that RXi has licensed from UMMS have not yet been clinically tested by RXi, nor are we aware of any clinical trials having been completed by third parties involving similar technologies. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited, and no company has received regulatory approval to market therapeutics utilizing RNAi. Successful development of RNAi-based products by RXi will require solving a number of issues, including providing suitable methods of stabilizing the RNAi drug material and delivering it into target cells in the human body. RXi may expend large amounts of money trying to solve these issues, and never succeed in doing so. In addition, any compounds that RXi develops may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.
     The Distribution of RXi Common Stock to Our Stockholders May be Taxable to CytRx
     On October 29, 2007, RXi filed a registration statement with the SEC to register the shares of RXi common stock that will be distributed to CytRx stockholders. The registration statement filed by RXi also covers shares of RXi common stock that will be awarded by us to some of our directors, officers and other employees. Following the distribution and award transactions, we will own 6,212,861 shares of RXi common stock, or approximately 49% of the outstanding RXi shares, all of which have been registered for resale by us pursuant to the registration statement filed by RXi. We will recognize gain on the distribution of shares of RXi common stock in an amount equal to the excess of the fair market value of the stock distributed over our basis. This gain will be included in determining whether we have current year earnings and profits.
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
RXi May Be Unable to Protect Its Intellectual Property Rights Licensed From UMMS or May Need to License Additional Intellectual Property from Others.
     The assets we contributed to RXi include a non-exclusive license to the fundamental Fire & Mello foundational patent owned by UMMS and the Carnegie Institution of Washington, which claims various aspects of RNAi (sometimes referred to as gene silencing), or genetic inhibition by double-stranded RNA. The license continues to be available to third parties and, as such, it does not provide RXi with the ability to exclude others from its use or protect RXi from competition. Therapeutic applications of gene silencing technology and other technologies that RXi licenses from UMMS are also claimed in a number of UMMS pending patent applications, but there is no assurance that these applications will result in any issued patents or that any such issued patents would withstand possible legal challenges or effectively insulate RXi’s technologies from competition. We are aware of a number of third party-issued patents directed to various forms and compositions of RNAi-mediating molecules, or therapeutic methods using them, that RXi does not currently expect to use. Third parties may, however, hold or seek to obtain additional patents that could make it more difficult or impossible for RXi to develop products based on the gene silencing technology that RXi has licensed.
     In addition, others may challenge the patent owned by UMMS and the Carnegie Institution of Washington or other patents that RXi currently licenses or may license in the future. As a result, these patents could be narrowed, invalidated or rendered unenforceable, which would negatively affect RXi’s ability to exclude others from use of RNAi technologies described in these patents.
     RXi has entered into an invention disclosure agreement with UMMS under which UMMS has agreed to disclose to RXi certain inventions it makes and to give RXi the exclusive right to negotiate licenses to the disclosed inventions. There can be no assurance, however, that any such inventions will arise, that RXi will be able to negotiate licenses to any inventions on satisfactory terms, or at all, or that any negotiated licenses will prove commercially successful.
     RXi may need to license additional intellectual property rights from third parties in order to be able to complete the development or enhance the efficacy of its product candidates or avoid possible infringement of the rights of others. There is no assurance that RXi will be able to acquire any additional intellectual property rights on satisfactory terms, or at all.
RXi May Not Be Able to Obtain Sufficient Financing, and Our Ownership Interest in RXi May be Diluted by Additional Funding
     On April 30, 2007, we provided to RXi $15.0 million, net of approximately $3.0 million of expenses reimbursed to us by RXi, to satisfy the initial funding requirements under its agreements with UMMS. Management of RXi believes this initial funding will be sufficient to fund RXi’s planned business and operations into the first quarter of 2009. It is possible, however, that RXi may need to incur debt or issue equity in order to fund these requirements or to make acquisitions and other investments. We anticipate that RXi will need to raise substantial amounts of money to fund a variety of future activities integral to the development of its business, including, but not limited to, conducting research and development of its RNAi technologies and obtaining regulatory approval for its products.
     We contributed to RXi all of our RNAi-related technologies to RXi in order to accelerate the development and commercialization of drugs based upon these and RXi’s other RNAi technologies. Although we believe that this will facilitate obtaining additional financing to pursue RXi’s RNAi development efforts, RXi has no commitments or arrangements for any financing, and there is no assurance that it will be able to obtain any future financing.
     Under our agreement with RXi and its other current stockholders, with some exceptions, CytRx will have preemptive rights to acquire a portion of any new securities sold or issued by RXi so as to maintain our percentage ownership of RXi. Depending upon the terms and provisions of any proposed sale of new securities by RXi, we may be unable or unwilling to exercise our preemptive rights, in which event our percentage ownership interest in RXi would be diluted.

We May Be Required To Dispose of Some of Our RXi Shares, and May Not Be Able To Do So On Attractive Terms
     If the value of RXi shares owned by us from time to time were to exceed 40% of the value of our total assets, we may be deemed an “investment company” within the meaning of the Investment Company Act of 1940 and become subject to the stringent regulations applicable to investment companies. In this event, we would likely seek to sell or otherwise dispose of shares of our common stock in order to avoid becoming an inadvertent investment company. There is no assurance that we would be able to sell or divest of RXi shares at attractive prices, and any such sales or other disposition by us, or the possibility of such sales or disposition, could adversely affect the market price of our RXi shares.
     RXi Retains Discretion Over Its Use of Any Funds That We Provide To It
     We do not and will not control the day-to-day operations of RXi. Accordingly, all funds provided by us to RXi may be used by RXi in any manner its management deems appropriate, for its own purposes, including the payment of salaries and expenses of its officers and other employees, amounts called for under the UMMS licenses and invention disclosure agreement, and for other costs and expenses of its RNAi research and development activities.
We Will Not Control RXi, And the Officers, Directors and Other RXi Stockholders May Have Interests That Are Different From Ours
     We have entered into a letter agreements with UMMS and RXi and its other current stockholders under which we agree to vote our shares of RXi common stock for the election of directors of RXi and to take other actions to ensure that a majority of the RXi board of directors are independent of us. The other stockholders of RXi may have interests that are different from ours. Accordingly, RXi may engage in actions or develop its business and operations in a manner that we believe is not in our best interests.
Products Developed by RXi Could Eventually Compete With Our Products For ALS, Type 2 Diabetes and Obesity and Other Disease Indications
     RXi is focusing its initial efforts on developing an RNAi therapeutics for the treatment of a specific form of ALS caused by a defect in the SOD1 gene. Although we are developing arimoclomol for treatment for all forms of ALS, it is possible that any products developed by RXi for the treatment of ALS could compete with any ALS products that we may develop. RXi also plans to pursue the development of RNAi therapeutics for the treatment of obesity and type 2 diabetes, which could compete with any products that we may develop for the treatment of these diseases. The potential commercial success of any products that we may develop for these and other diseases may be adversely affected by competing products that RXi may develop.
     RXi Will Be Subject to Competition, and It May Not Be Able To Compete Successfully
     A number of medical institutions and pharmaceutical companies are seeking to develop products based on gene silencing technologies. Companies working in this area include Alnylam Pharmaceuticals, Sirna Therapeutics (which was recently acquired by Merck), Acuity Pharmaceuticals, Nastech Pharmaceutical Company Inc., Cequent Pharmaceuticals, Inc., Nucleonics, Inc., Tacere Therapeutics Inc., Benitec Ltd., Opko Corp., Silence Therapeutics plc (formerly SR Pharma plc), Quark Pharmaceuticals, Inc., Rosetta Genomics Ltd., Calanda Pharmaeuticals, Inc. and Isis Pharmaceuticals, Inc., and a number of multinational pharmaceutical companies. These competitors have substantially greater research and development capabilities and financial, scientific, technical, manufacturing, marketing, distribution, and other resources than RXi, and RXi may not be able to compete successfully. In addition, even if RXi is successful in developing its product candidates, in order to compete successfully, it may need to be first to market or to demonstrate that its RNAi-based products are superior to therapies based on different technologies. If RXi is not “first to market” or is unable to demonstrate such superiority, its products may be not successful.

Risks Associated with Our Common Stock
Our Anti-Takeover Provisions May Make It More Difficult to Change Our Management or May Discourage Others From Acquiring Us and Thereby Adversely Affect Stockholder Value
     We have a stockholder rights plan and provisions in our bylaws that are intended to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors, and that may discourage or prevent a person or group from acquiring us without the approval of our board of directors.
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
Our Outstanding Options and Warrants and the Availability for Resale of Our Shares Issued in Our Private Financings May Adversely Affect the Trading Price of Our Common Stock
     As of September 30, 2007, there were outstanding stock options and warrants to purchase approximately 26.9 million shares of our common stock at a weighted-average exercise price of $2.68 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends or distributions with respect to our common stock. Our outstanding warrants to purchase approximately 1.4 million shares also contain anti-dilution provisions that are triggered upon any issuance of securities by us below the prevailing market price of our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
     As of October 31, 2007, we had registered with the SEC for resale by the holders a total of approximately 89 million outstanding shares of our common stock and approximately 27.7 million shares of our common stock issuable upon exercise of outstanding options and warrants. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.
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
We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock
     The market price of our common stock has ranged from $1.38 to $5.49 per share during the 52-week period ended October 31, 2007, and may continue to experience significant volatility from time to time. Factors such as the following may affect such volatility:
•	Announcements of regulatory developments or technological innovations by us or our competitors.

•	Changes in our relationship with our licensors and other strategic partners.

•	Changes in our ownership or other relationships with RXi.

•	Our quarterly operating results.

•	Developments in patent or other technology ownership rights.

•	Public concern regarding the safety of our products.

•	Government regulation of drug pricing.
     Other factors which may affect our stock price are general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
     Since our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007, we have issued a total of 814,910 shares of our common stock in unregistered sales of our equity securities. The 814,910 shares were issued to two warrant holders in connection with the exercise of outstanding common stock purchase warrants as follows: 175,000 shares were issued on October 26, 2007 upon the payment of a warrant exercise price of $1.69 per share; 406,504 shares were issued on October 26, 2007 upon the payment of a warrant exercise price of $2.00 per share; and 233,406 shares were issued on September 12, 2007 pursuant to the cashless exercise provisions of the warrants through the surrender of the right to purchase 326,000 shares. We received approximately $1.1 million in the aggregate upon the exercise of the foregoing warrants.
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
Mitchell K. Fogelman
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1 *	Employment Agreement dated September 11, 2007, between CytRx Corporation and Mitchell K. Fogelman

10.2	Lease dated September 25, 2007, between RXi Pharmaceuticals Corporation and Newgate Properties, LLC

10.3 *	Employment Letter dated October 26, 2007, between CytRx Corporation and John Y. Caloz

31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.