Form 10-K/A
period 2006-12-31
CYTRX CORP
filed 2008-01-08
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2006, the last business day of the Registrant’s second fiscal quarter for the fiscal year ended December 31, 2006, was approximately $86.4 million. On March 23, 2007, there were outstanding 76,788,694 shares of the Registrant’s common stock, exclusive of treasury shares.
Documents Incorporated by Reference: None.

EXPLANATORY NOTES
PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTES
     CytRx Corporation (“CytRx,” “we,” “our,” “us” and the “Company”) is amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we sometimes refer to in this amendment as our “original Form 10-K,” for the sole purpose of correcting the forms of the certifications made by our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 31.2.
     Except for the foregoing Exhibits, this amendment does not modify any disclosures contained in our original Form 10-K. Additionally, the text of this amendment, except for the information in the foregoing Exhibits, speaks as of the filing date of the original Form 10-K and does not attempt to update the disclosures in our original Form 10-K or to discuss any developments subsequent to the date of the original filing. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-K and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing dates of the original Form 10-K and this amendment.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
See the list of Exhibits in the accompanying Index to Exhibits, which information is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: January 8, 2008	By:	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

5