Form 10-K
period 2007-12-31
CYTRX CORP
filed 2008-04-01
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-15327
CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1642740 (I.R.S. Employer Identification No.)

11726 San Vicente Blvd, Suite 650, Los Angeles, California (Address of principal executive offices)	90049 (Zip Code)
Registrant’s telephone number, including area code: (310) 826-5648

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $0.001 par value per share Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark with the Registrant is a well-known seasoned issuer (as defined in Securities Act Rule 405). Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 2b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s common stock held by non-affiliates on June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $260.2 million. On March 28, 2008, there were outstanding 90,743,553 shares of the Registrant’s common stock, exclusive of treasury shares.

CYTRX CORPORATION
2007 ANNUAL REPORT ON FORM 10-K

“SAFE HARBOR” STATEMENT
     Some of the information contained in this Annual Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We base these forward-looking statements on our current views with respect to our research and development activities, business strategy, business plan, financial performance and other matters, both with respect to us, specifically, and the biotechnology sector, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise, but the absence of these words does not necessarily mean that a statement is not forward-looking.
     All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures” in this Annual Report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
     If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary language above. You should consider carefully all of the factors set forth or referred to in this Annual Report that could cause actual results to differ.

PART I
Item 1. BUSINESS
     In this Annual Report, we sometimes refer to CytRx Corporation as “CytRx” and to our former subsidiary, RXi Pharmaceuticals Corporation, as “RXi.” References in this Annual Report to the “company,” “we,” “us” or “our” refer to CytRx, alone, unless otherwise indicated.
COMPANY OVERVIEW
     We are a clinical-stage biopharmaceutical company engaged in developing human therapeutic products based primarily upon our small-molecule molecular chaperone amplification technology. Molecular chaperone proteins occur normally in human cells and are key components of the body’s defenses against potentially toxic mis-folded cellular proteins. Since damaged toxic proteins called aggregates are thought to play a role in many diseases, we believe that amplification of molecular chaperone proteins could have therapeutic efficacy for a broad range of indications. Currently, we are using our chaperone amplification technology to develop treatments for neurodegenerative disorders and diabetic complications.
     In December 2007, we began enrolling patients in our Phase IIb efficacy clinical trial of our lead product candidate, arimoclomol, for amyotrophic lateral sclerosis, which is commonly known as ALS, or Lou Gehrig’s disease. That Phase IIb clinical trial was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, in January 2008. Based on written correspondence we received from the FDA, their decision pertained to a previously completed animal toxicology study in rats and was not related to data generated from any human studies with arimoclomol. Subject to our ability to provide satisfactory information to the FDA to remove the clinical hold, we currently anticipate that data regarding the primary efficacy endpoint of this trial will be available approximately 18 months following the resumption of the trial. The results from our completed Phase IIa clinical trial and open-label trial extension indicated that arimoclomol was safe and well tolerated by ALS patients. Based on preliminary discussions with the FDA, we plan to conduct a second efficacy trial of arimoclomol for ALS, possibly overlapping with the Phase IIb efficacy trial, to provide additional data to support a possible approval decision by the FDA. Arimoclomol for treating ALS has received Orphan Drug and Fast Track designation from the FDA and orphan medicinal product status from the European Medicines Agency.
     The results from preclinical efficacy studies completed by us in April 2007 indicated that arimoclomol accelerated recovery time, and improved recovery, in experimental animal models of stroke, even when administered as long as 48 hours after onset. We are currently planning to commence in the second half of 2008 a Phase II clinical trial of arimoclomol for stroke recovery, subject to FDA clearance.
     Iroxanadine, our second small-molecule product candidate, has completed Phase I clinical trials. The results from the Phase I trials indicated that orally-administered iroxanadine was safe and well tolerated in healthy volunteers. The results from an open-label Phase II clinical trial in patients with chronic high blood pressure indicated that oral iroxanadine improved the functioning of endothelial cells that line the interior of blood vessels and are thought to be damaged by conditions of stress such as chronic high blood pressure and diabetes. Animal studies completed by us in May 2007 indicated that iroxanadine accelerated the healing of skin wounds in diabetic animals. Subject to FDA clearance, we plan to initiate a Phase II clinical trial of oral iroxanadine for diabetic ulcers in the second half of 2008.
     We also own several other small-molecule compounds that we believe may amplify molecular chaperone proteins in human cells. In July 2007, we opened a research and development facility in San Diego, California, to serve as a dedicated laboratory to accelerate development of our pipeline of molecular chaperone amplification product candidates.
Our Molecular Chaperone Amplification Platform
     The synthesis of proteins is a normal part of essential human cell activity. In order to function normally, proteins must fold into particular three-dimensional shapes. In response to trauma or other stressful conditions, proteins can fold improperly, resulting in the aggregation of mis-folded proteins that can be toxic to the cell and cause or contribute to disease. It is believed, for example, that mis-folding and aggregation of certain mutated forms of a particular protein known as superoxide dismutase 1, or SOD1, leads to the death of motor neurons that causes certain forms of ALS. Similar protein aggregates also are present in motor neurons of all other ALS patients.

     In nature, the cell has developed molecular chaperone proteins to respond to mis-folded proteins. As a cell comes under stress, proteins begin to mis-fold into toxic shapes, and the cell responds by increasing the synthesis of molecular chaperone proteins that detect the mis-folded proteins and refold them into the appropriate, non-toxic shape, or identify, or tag, the toxic protein for destruction by the cell.
     By boosting the cell’s own molecular chaperone response to higher levels, we believe that the progression of chronic diseases such as ALS that are thought to be caused by protein mis-folding may be slowed or halted, or perhaps even reversed. In in-vitro studies, for example, mammalian cells engineered to have increased amounts of molecular chaperone proteins showed resistance to a variety of otherwise lethal stresses. Increased molecular chaperone proteins also significantly extended the lifespan of mice with spinal and bulbar muscular atrophy, a disease with a pathology believed to be similar to ALS.
     Some potential drug candidates have been reported in scientific papers as activating molecular chaperone expression, but they appear to activate the response of molecular chaperone proteins in all cells, including normal cells. We are not aware of another pharmaceutical company engaged in developing small-molecule amplifiers of molecular chaperone proteins that are activated only in stressed or diseased cells.
OUR PRODUCT CANDIDATE PIPELINE
     The following tables summarize the current pipeline of our product candidates:

	Product		Stage of
Technology	candidate	Indication	development
Molecular chaperone amplification	Arimoclomol	ALS (Lou Gehrig’s disease)	Phase IIb
	Arimoclomol	Stroke recovery	Phase II (2H 2008)
	Iroxanadine	Diabetic foot ulcers	Phase II (2H 2008)
	CYT-092	Multiple indications	Preclinical
OUR CLINICAL DEVELOPMENT PROGRAMS
     Our clinical development programs consist of our ongoing efforts to develop arimoclomol for ALS and stroke recovery and to develop iroxanadine for diabetic ulcers.
     Arimoclomol. Arimoclomol is an orally-administered small-molecule product candidate that we believe functions by stimulating a normal cellular protein repair pathway by amplifying activated molecular chaperone proteins implicated in neurological disorders.
     Arimoclomol for the treatment of ALS. ALS, or Lou Gehrig’s disease, is a debilitating and ultimately deadly disease involving the progressive degeneration of motor neurons believed to be caused by toxic mis-folding of proteins. According to the ALS Association, approximately 30,000 people in the United States are living with ALS and 5,600 new cases are diagnosed each year. Worldwide, an estimated 120,000 people are living with ALS. According to the ALS Survival Guide, 50% of ALS patients die within 18 months of diagnosis and 80% die within five years of diagnosis.
     The following is a summary of our clinical development of arimoclomol for treating ALS:
•	in July 2006, we completed an 84-patient, multi-center, double-blind, placebo-controlled, multi-dose Phase IIa clinical trial of safety and tolerability of arimoclomol in volunteers with ALS, which we refer to as the Phase IIa trial;

•	in May 2007, we completed an open-label extension of the Phase IIa trial in approximately 70 ALS patients from the trial who were administered the highest investigational dose (100 mg three times daily) of arimoclomol for an additional six months;

•	in June 2007, we completed a multiple ascending-dose clinical trial of safety and tolerability involving 40 healthy volunteers;

•	in November 2007, we completed a 28-day safety clinical trial with 400 mg of arimoclomol three times daily involving 16 healthy volunteers; and

•	in December 2007, we initiated patient screening in a double blind, placebo-controlled Phase IIb clinical study. In this trial, we expect to enroll 390 ALS patients at 30 to 40 clinical sites in the United States and Canada. The primary purpose of this trial is to evaluate the safety and efficacy of a 400 mg dose of arimoclomol administered orally three times daily. The Phase IIb clinical trial was placed on clinical hold by the FDA in January 2008. Based on written correspondence we received from the FDA, their decision pertained to a previously completed animal toxicology study in rats and was not related to data generated from any human studies with arimoclomol.
     Phase IIa clinical trial. Participants in the Phase IIa clinical trial of arimoclomol were administered either a placebo capsule, or one of three dosage levels of arimoclomol capsules, three times daily for a period of 12 weeks, immediately followed by a one-month period without the drug. The primary endpoints of the Phase IIa trial were safety and tolerability. Secondary endpoints included a preliminary evaluation of efficacy using two widely accepted disease-progression markers. The first marker, the revised ALS Functional Rating Scale, or ALSFRS-R, is used to determine patients’ overall functional capacity and independence in 13 activities. The second marker measures vital capacity, an assessment of lung capacity, which is an important disease indicator since ALS sufferers eventually lose the ability to breathe on their own. The trial was designed to be able to detect only extreme responses in these two markers.
     The results from our Phase IIa trial and open-label extension clinical trial indicated that arimoclomol was safe and well tolerated in ALS volunteers, even at the highest administered dose. Arimoclomol was detected in participants’ cerebral spinal fluid, demonstrating that it passed the so-called blood:brain barrier, and participants treated with arimoclomol experienced a statistically significant decrease in adverse events of weakness compared with the placebo group. As would be expected based upon the small size and short duration of the Phase IIa trial, we observed no statistically significant effects in disease progression markers. We did, however, observe a trend toward slower disease progression in the highest dosage group. Since there was no concurrent placebo control group in our open-label extension clinical trial, we compared the results with results in an untreated placebo group with similar characteristics in a prior ALS clinical trial published in July 2006 in Annals of Neurology. The results indicated a trend toward a slower average progression in every disease marker in the patients treated with arimoclomol compared to the historical placebo control. In particular, we observed a decrease of 21% in the rate of decline for ALSFRS-R, 8% for vital capacity, 23% for total body weight and 20% for body mass index when compared with that historical control. No definitive conclusions can be drawn from these data without a concurrent placebo control group, and investors are cautioned against relying on these data as an indication of arimoclomol’s potential efficacy.
     The favorable safety and tolerability profile observed in our Phase IIa trial, open-label extension clinical trial and animal toxicology studies of arimoclomol suggested that we may be able to safely increase the dose of arimoclomol without causing significant side effects. The results from the subsequent multiple ascending-dose study indicated that arimoclomol was safe and well tolerated, even at doses of 600 mg three times daily (six times higher than the highest dose used in the Phase IIa and open-label studies), when administered to healthy volunteers over a seven-day period. Results from the 28-day safety clinical trial in healthy volunteers indicated that the dosage of 400 mg administered three times daily also was safe and well tolerated.
     Phase IIb efficacy trial. The Phase IIb efficacy trial will evaluate the safety and efficacy in ALS patients of a 400 mg dose of arimoclomol administered orally three times daily. We expect to enroll in the trial 390 ALS patients in two stages. We first expect to enroll 24 patients in a four-week safety lead-in stage involving weekly clinical monitoring to assure that the safety previously observed in healthy volunteers is also observed in the ALS volunteers. Unless serious safety issues are observed during this lead-in stage, dosing will continue uninterrupted for these participants, but clinical monitoring will be reduced to a four-week basis for the remainder of the study. An independent data monitoring committee will review all safety data from the four-week lead-in stage. If no substantial safety issues are identified, we expect to enroll the remaining 366 ALS volunteers in the second stage. With the exception of the 24 participants in the first stage of the trial, all of the ALS trial volunteers will be monitored every four weeks for the initial nine-month trial period. After collecting primary efficacy endpoint data, we plan to continue double-blind administration of arimoclomol in trial patients with monitoring at eight-week intervals for an additional nine months in order to provide additional data on secondary endpoints and on long-term safety and efficacy.
     That Phase IIb clinical trial was placed on clinical hold by the FDA in January 2008. Based on written correspondence we received from the FDA, their decision pertained to a previously completed animal toxicology study in rats and was not related to data generated from any human studies with arimoclomol. Subject to our ability to provide satisfactory information to the FDA to remove the clinical hold, we currently expect to complete patient enrollment in the Phase IIb efficacy trial approximately nine months following the resumption of the trial, and anticipate and that data regarding the trial’s primary efficacy endpoint will be available approximately 18 months following the resumption of the trial.

     Based on preliminary discussions with the FDA, we plan to conduct a second efficacy clinical trial for ALS, possibly overlapping with the Phase IIb efficacy trial, to provide additional data to support possible FDA approval.
     Arimoclomol for the treatment of stroke. Stroke results from an acute loss of normal blood flow to the brain caused most often by a blockage in a blood vessel (ischemic) or due to leaking of blood from a vessel (hemorrhagic). According to the American Heart Association: stroke is the third leading cause of death and the number one cause of long-term disability in the United States; between 50% and 70% of stroke survivors regain functional independence, but between 15% and 30% are permanently disabled and 20% require institutional care within three months after stroke; and the direct and indirect stroke cost in the United States totaled approximately $58 billion in 2006.
     After the normal flow of blood is restored to the brain after the initial event, post-stroke neurological function continues to decline. We believe that this continuing decline in neurological function is the consequence of mis-folded protein aggregates generated as a result of oxygen deprivation during the original event.
     Preclinical efficacy studies completed by us in April 2007 indicated that arimoclomol accelerated the time to recovery, and improved recovery, in experimental animal models of stroke. These results were obtained even when arimoclomol was administered as long as 48 hours after onset.
     By comparison, tissue plasminogen activator, or t-PA, the only treatment currently approved in the United States for acute ischemic stroke, must be administered within three hours of stroke, which substantially limits the number of patients who qualify for this treatment. In light of these preclinical data, we plan to commence a Phase II clinical trial for arimoclomol in stroke recovery in the second half of this year, subject to FDA clearance.
     Iroxanadine. Iroxanadine also is an orally-administered small-molecule product candidate. We believe it functions by stimulating the molecular chaperone protein response in the endothelium, the thin layer of cells that line the interior surface of human blood vessels.
     Iroxanadine for the treatment of diabetic ulcers. Type 2 diabetes is a major health problem with significant secondary complications. The American Diabetes Association estimates that there are 21 million type 2 diabetes sufferers in the United States. The World Health Organization estimates that there are more than 162 million cases of type 2 diabetes worldwide. According to the American Diabetes Association, 15% of all diabetics will develop a foot ulcer during their lifetime, and over 82,000 non-traumatic lower-limb amputations were performed on diabetics in the United States in 2002 due to such ulcers and other complications. We believe there is strong support in the scientific literature for the assertion that diabetic foot ulcers fail to heal efficiently, in part, due to the dysfunction of endothelial cells lining the blood vessels caused by protein mis-folding.
     Animal studies completed by us in May 2007 indicated that iroxanadine significantly decreased the time it took for wounds to heal in diabetic mice without affecting healing in healthy mice. Wound healing in the diabetic mice, which normally required twice the time to heal as healthy mice, was accelerated to the extent that healing time of diabetic mice treated with iroxanadine was indistinguishable from that in untreated healthy mice.
     In Phase I clinical trials in healthy volunteers and Phase II clinical trials in patients with chronic high blood pressure conducted prior to our acquisition of iroxanadine, iroxanadine was determined to be safe and well tolerated and demonstrated significant improvement in the function of endothelial cells in the brachial artery, a major blood vessel of the upper arm. Based on our preclinical results and the earlier clinical study data, we plan to commence a Phase II clinical trial with oral iroxanadine for the treatment of diabetic foot ulcers in the second half of 2008, subject to FDA clearance.
Our Research Programs and Other Technologies
     We are actively conducting scientific research at our research and development facility in San Diego, California. Our research is aimed at discovering and validating novel drug targets, analyzing our current product candidates and library of related compounds and developing backup compounds and new therapies based on the amplification of molecular chaperone proteins.
     Our other current technologies, which we acquired or developed prior to the acquisition of our molecular chaperone amplification technology, are CRL-5861, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based and conventional vaccines and other potential uses.

Our Separation from RXi Pharmaceuticals Corporation
     RXi Pharmaceuticals Corporation, or RXi, was founded in April 2006 by us and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. As evidenced by Kim and Rossi’s review published in March 2007 in Nature Reviews Genetics, it is believed that this inhibition may potentially treat human diseases by “silencing” genes that lead to disease.
     In January 2007, we transferred to RXi substantially all of our RNAi-related technologies and assets, and RXi began operating on a stand-alone basis for the purpose of accelerating the discovery of RNAi therapeutics previously sponsored by us. RXi’s initial focus is on developing RNAi-based product candidates for treating neurological and metabolic disorders and cancer.
     Until recently, we owned approximately 85% of the outstanding shares of common stock of RXi and our consolidated financial statements, including our consolidated financial statements as of and for the year ended December 31, 2007 included in this Annual Report, reflected the consolidated financial condition and results of operations of RXi. On February 14, 2008, our board of directors declared a dividend, payable to our stockholders as of March 6, 2008, the record date, of one share of RXi common stock for each approximately 20.05 shares of our common stock held by such stockholders. The dividend was paid on March 11, 2008. The RXi shares distributed by us to our stockholders constituted approximately 36% of the currently outstanding RXi shares, so we currently own approximately 49% of the outstanding shares of RXi common stock. As a result, our financial statements will no longer consolidate the financial condition and results of operation of RXi, but instead will account for our ongoing investment in RXi based on the equity method of accounting as discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.
     In connection with our distribution of RXi shares to our stockholders, RXi became a public reporting company and its common stock was listed for trading on The NASDAQ Capital Market under the symbol “RXII.”
     On February 15, 2007, we entered into a letter agreement with RXi and certain of RXi’s current stockholders under which RXi agreed to grant to us preemptive rights to acquire any “new securities” (as defined) that RXi proposes to sell or issue so that we may maintain our percentage ownership in RXi at any time that we own less than 50% of the outstanding shares of RXi common stock. Our preemptive rights will expire on January 8, 2012 or such earlier time at which we own less than 10% of RXi’s outstanding common stock.
     Under this letter agreement, we agreed that we will vote our RXI shares for the election of RXi directors and take other actions to ensure that a majority of the board of directors of RXi are independent of us. We further agreed to approve of actions that may be adopted and recommended by the RXi board of directors to facilitate any future financing by RXi.
Manufacturing
     We have no capability to manufacture supplies of any of our products, and rely on third-party contract manufacturers to produce materials needed for research and clinical trials, including clinical supplies of arimoclomol for our current Phase IIb trial. To be commercialized, our products also must be capable of being manufactured in commercial quantities in compliance with stringent regulatory requirements and at an acceptable cost. We intend to rely on third-party manufacturers to produce commercial quantities of any products for which we are able to obtain marketing approval. We have not commercialized any product, and so have not demonstrated that any of our product candidates can be manufactured in commercial quantities in accordance with regulatory requirements or at an acceptable cost.
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
Patents and Proprietary Technology
     We actively seek patent protection for our technologies, processes, uses, and ongoing improvements and consider our patents and other intellectual property to be critical to our business. We acquired patents and patent applications, and have filed several new patent applications, in connection with our molecular chaperone program.

     We regularly evaluate the patentability of new inventions and improvements developed by us or our collaborators, and, whenever appropriate, will endeavor to file United States and international patent applications to protect these new inventions and improvements. We cannot be certain that any of the current pending patent applications we have filed or licensed, or any new patent applications we may file or license, will ever be issued in the United States or any other country. There also is no assurance that any issued patents will be effective to prevent others from using our products or processes. It is also possible that any patents issued to us, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents, and may acquire additional patents and proprietary rights relating to molecular chaperone amplification and other small molecule technology, RNAi technology, DNA-based vaccines or other compounds, products or processes that may be competitive with ours.
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
Competition
     We are aware of only one drug, Rilutek, which was developed by Aventis Pharma AG, that has been approved by the FDA for the treatment of ALS. Many companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Celgene Corporation, Mitsubishi Tanabe Pharma Corporation, Ono Pharmaceuticals, Trophos SA, Knopp Neurosciences Inc., Faust Pharmaceuticals SA, Oxford BioMedica plc, Phytopharm plc and Teva Pharmaceutical Industries Ltd., as well as RXi. ALS patients often take over-the-counter supplements, including vitamin E, creatine and coenzyme Q10, or drugs such as lithium that are approved for other indications. ALS belongs to a family of neurodegenerative diseases that includes Alzheimer’s, Parkinson’s and Huntington’s diseases. Due to similarities between these diseases, a new treatment for one such disease potentially could be useful for treating others. There are many companies producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Biogen Idec, Boehringer Ingelheim, Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, Forest Laboratories, Inc., H. Lundbeck A/S, Phytopharm plc, UCB Group and Wyeth.
     Current drug classes used to treat stroke include antiplatelet agents, anticoagulants, salycylates, neuroprotectants and thrombolytic agents. Prescription antiplatelet agents include Aggrenox by Boehringer Ingelheim, Plavix by Sanofi-Aventis and Bristol-Myers Squibb, and Ticlid by Roche Pharmaceuticals. Coumadin by Bristol-Myers Squibb and Jantoven by Upsher-Smith Laboratories are branded forms of warfarin, an anticoagulant. Moreover, Salicylates, like aspirin, are commonly used to treat patients after stroke. In Europe, Ferrer Grupo markets the neroprotectant, Somazina. Activase, also known as tissue plasminogen activator, or t-PA, is a thrombolytic agent marketed by Genentech. Many new drug candidates are in development by pharmaceutical and biotech companies, including GlaxoSmithKline, Indeveus Pharmaceuticals, Ipsen, Merck & Co., Neurobiological Technologies, Ono Pharmaceuticals, PAION AG and Wyeth. In addition to drug therapy, companies such as Medtronic and Northstar Neurosciences are developing neurostimulation medical devices to aid in recovery after stroke.
     The wound care market is highly competitive, and there are many products available for treating skin wounds, including diabetic foot ulcers. Prescription and over-the-counter products for the prevention and treatment of infections include topical anti-infectives, such as Betadine, silver sulfadiazine, hydrogen peroxide, Dakin’s solution and hypochlorous acid, and topical antibiotics, such as Neosporine, Mupirocin and Bacitracin. Skin substitute products include Apligraf, manufactured by Organogenesis, Inc., which is an FDA-cleared product using human dermal and epidermal cells placed on a collagen matrix, for the treatment of both venous stasis and diabetic foot ulcers, and Dermagraft®, produced by Advanced BioHealing, Inc., which uses human derived dermal cells placed on a polyglactin matrix and is FDA cleared to treat diabetic foot ulcers. In addition, a number of companies are working to develop proprietary pharmaceuticals and cell-based therapies to treat diabetic wound healing, including Agennix, Inc., BioSyntech, Inc., CardioVascular BioTherapeutics, Inc., Cardium Therapeutics, Inc., Genentech Inc., KeraCure, Inc., King Pharmaceuticals, Inc., MacroChem Corporation, Oculus Innovative Sciences, Inc., Rovi Pharmaceutical Laboratories, SanuWave, Inc. and Wyeth.
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
     The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an investigational new drug application, or IND, must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.
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
Employees
     As of March 28, 2008, we had 27 employees, 14 of whom were engaged in research and development activities and 13 of whom were involved in management and administrative operations. RXi had 17 employees, 9 of whom were engaged in research and development activities and 8 of whom were involved in management and administrative operations.
Available Information
     We maintain a website at www.cytrx.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission, or SEC, as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. We post on our website our Code of Business Conduct and Ethics.

Item 1A. RISK FACTORS
     We are subject to a number of risks and uncertainties, including the risks and uncertainties discussed below, as well as any modification, replacement or update to these risks and uncertainties that are reflected in any subsequent filings we make with the Securities and Exchange Commission, or SEC. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently perceive as immaterial, also may adversely affect us.
Risks Associated With Our Business
     We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.
     We have operated at a loss due to our substantial expenditures for research and development of our product candidates and for general and administrative purposes and our lack of significant recurring revenue. We incurred net losses of $21.9 million, $16.8 million and $15.1 million for the years ended December 31, 2007, 2006, and 2005, respectively, and we had an accumulated deficit as of December 31, 2007 of approximately $161.5 million. We are likely to continue to incur losses unless and until we are able to commercialize one or more of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.
     Because we have no source of significant recurring revenue, we must depend on financing to sustain our operations.
     Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. We will need to raise additional capital to, among other things:
•	fund our clinical trials and pursue regulatory approval of our existing and possible future product candidates;

•	expand our research and development activities;

•	finance our general and administrative expenses;

•	acquire or license technologies;

•	prepare, file, prosecute, maintain, enforce and defend our patent and other proprietary rights; and

•	develop and implement sales, marketing and distribution capabilities to successfully commercialize any product for which we obtain marketing approval and choose to market ourselves.
     Our revenues were $7.5 million, $2.1 million and $0.2 million, respectively, for years ended December 31, 2007, 2006 and 2005. Our revenues for the years ended December 31, 2007 and 2006 included $7.2 million and $1.8 million, respectively, of deferred revenue recognized from our sale in August 2006 of a one-percent royalty interest in worldwide sales of arimoclomol for the treatment of ALS. We will have no significant recurring revenue unless we are able to commercialize one or more of our product candidates in development, which may require us to first enter into license or other strategic arrangements with third parties.
     At December 31, 2007, we had cash, cash equivalents and short-term investments of $60.4 million, including $11.7 million held by RXi. We believe that CytRx’s current resources will be sufficient to support our currently planned level of operations into the second half of 2009. This estimate is based, in part, upon our currently projected expenditures for 2008 of approximately $29.2 million, including approximately $5.1 million for our clinical program for arimoclomol for ALS and related studies, approximately $6.4 million for our planned Phase II clinical trial of arimoclomol in stroke patients and Phase II clinical trial of iroxanadine for diabetic ulcers, approximately $9.2 million for equipping and operating our research laboratory in San Diego, California, and approximately $8.5 million for other general and administrative expenses. Management believes that RXi’s current resources will be sufficient to support its currently planned level of operations into the second quarter of 2009. As described in the risk factor that follows below in this section, these projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
     If we obtain marketing approval as currently planned and successfully commercialize our product candidates, we anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.
     If we do not achieve our projected development goals in the time frames we announce and expect, or if our financial projections prove to be materially inaccurate, the commercialization of our products may be delayed and our stock price may significantly decline.
     From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. For example, we have disclosed in this Annual Report the expected timing of certain milestones relating to our arimoclomol and iroxanadine clinical development program.
     We also may disclose projected expenditures or other forecasts for future periods. For example, we have stated above in this Annual Report that we currently project total expenditures for fiscal year 2008 to be approximately $29.2 million, including approximately $5.1 million for our clinical program for arimoclomol for ALS and related studies, approximately $6.4 million for our planned Phase II clinical trial of arimoclomol in stroke patients and Phase II clinical trial of iroxanadine for diabetic ulcers, approximately $9.2 million for equipping and operating our research laboratory in San Diego, California and approximately $8.5 million for other general and administrative expenses. Our financial projections are based on management’s current expectations and do not contain any “cushion” for any specific uncertainties, or for the uncertainties inherent in all financial forecasting. The assumptions management has used to produce these projections may significantly change or prove to be inaccurate. Accordingly, you should not unduly rely on any of these projections.
     The actual timing of milestones and actual expenditures or other financial results can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet milestones or financial projections as announced from time to time, our stock price may significantly decline and the development and commercialization of our products may be delayed.
     If our products are not successfully developed and approved by the FDA, we may be forced to reduce or curtail our operations.
     All of our product candidates in development must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, including post-approval testing, which may take longer or cost more than we or our licensees, if any, anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of these product candidates may not necessarily be predictive of the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.
     Numerous factors could affect the timing, cost or outcome of our product development efforts, including the following:
•	difficulty in securing centers to conduct trials;

•	difficulty in enrolling patients in conformity with required protocols or projected timelines;

•	unexpected adverse reactions by patients in trials;

•	difficulty in obtaining clinical supplies of the product;

•	changes in or our inability to comply with FDA or foreign governmental product testing, manufacturing or marketing requirements;

•	regulatory inspections of clinical trials or manufacturing facilities, which may, among other things, require us or our manufacturers or licensees to undertake corrective action or suspend or terminate the affected clinical trials if investigators find them not to be in compliance with applicable regulatory requirements;

•	inability to generate statistically significant data confirming the safety and efficacy of the product being tested;

•	modification of the product during testing; and

•	reallocation of our limited financial and other resources to other clinical programs.
     In addition, the FDA and other regulatory agencies may lack experience in evaluating product candidates to treat ALS. For example, we are aware of only one drug that the FDA has approved to treat ALS. This inexperience may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of arimoclomol or our other product candidates. It is possible that none of the product candidates we develop will obtain the regulatory approvals necessary for us to begin selling them. The time required to obtain FDA and foreign governmental approvals is unpredictable, but often can take years following the commencement of clinical trials, depending upon the complexity of the product candidate. Any analysis we perform on data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Furthermore, even if we obtain regulatory approvals, our products and the manufacturing facilities used to produce them will be subject to continual review, including periodic inspections and mandatory post- approval clinical trials by the FDA and other US and foreign regulatory authorities. Any delay or failure in obtaining required approvals or to comply with post-approval regulatory requirements could have a material adverse effect on our ability to generate revenue from the particular product candidate. The failure to comply with any post-approval regulatory requirements also could also result in the rescission of the related regulatory approvals or the suspension of sales of the offending product.
     Our current and planned clinical trials of our molecular chaperone amplification product candidates may fail to show that these product candidates are clinically safe and effective.
     The results of our Phase IIa clinical trial and open-label extension clinical trial of arimoclomol for the treatment of ALS indicated that arimoclomol was safe and well-tolerated in patients. However, the results of the open-label extension clinical trial indicated only a non-statistically significant trend of improvement in the ALSFRS in the arimoclomol high-dose group as compared with reports of previous studies of untreated patients. Because this trial did not have concurrent placebo control group, we can draw no definitive conclusions with respect to efficacy. In December 2007, we initiated a Phase IIb efficacy trial of arimoclomol for the treatment of ALS, and we plan to undertake a second efficacy trial of arimoclomol for ALS, possibly overlapping with the Phase IIb efficacy trial, to provide additional data to support possible FDA approval. In addition, we plan to conduct a Phase II clinical trial of arimoclomol in stroke patients and to pursue clinical development of iroxanadine for diabetic ulcers, both of which would require significant additional testing. The FDA may also require additional, larger Phase III clinical trials before we may submit an application for marketing approval. None of these trials may yield favorable safety and efficacy data, and the FDA may disagree with how we interpret the data from these clinical trials. For example, the favorable safety data we observed in earlier trials may not be reproduced in these later trials, and these later trials may not yield statistically significant data indicating that the product candidates are clinically effective. Accordingly, we may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to enable the FDA to approve arimoclomol or iroxanadine for these indications.
     The FDA recently placed a clinical hold on our Phase IIb efficacy trial of arimoclomol, which will delay the trial and could lead to a requirement that we conduct additional toxicology studies or alter the trial design.
     In January 2008, the FDA placed a clinical hold on our Phase IIb clinical efficacy trial of arimoclomol for the treatment of ALS due to concerns relating to previous toxicology studies of arimoclomol in rats. Although we have submitted additional information to the FDA regarding these concerns, we cannot predict how long it may take to resolve them. Depending on the outcome of the FDA’s review, we may be:

•	required to conduct additional toxicology or human studies prior to or in parallel with the resumption of our clinical trial, which would result in substantial additional expenses and possible significant delays in completing the clinical trial;

•	required to alter the design including reducing the dosage of arimoclomol, of the clinical trial, which could significantly delay the completion of the trial, increase the cost of the trial, adversely affect our ability to demonstrate the efficacy of arimoclomol in the trial or cause us to cancel the trial altogether due to one or more of these consideration; or

•	prohibited by the FDA from resuming our current planned clinical trial or initiating any other clinical trial of arimoclomol for the treatment of ALS or any other indication due to safety concerns.
     We also planned to commence a Phase II clinical trial for arimoclomol for stroke recovery in the second half of 2008. In light of the FDA’s concerns regarding toxicity of arimoclomol, our planned Phase I trial for this indication is subject to similar risks.
     Even if we obtain regulatory approval for arimoclomol or iroxanadine, these product candidates may not achieve market acceptance or be profitable.
     We do not expect to receive regulatory approvals for the commercial sale of arimoclomol or iroxanadine for several years, if at all. Even if we do receive regulatory approvals, the future commercial success of these drug candidates will depend, among other things, on their acceptance by physicians, patients, healthcare payors and other members of the medical community as therapeutic and cost-effective alternatives to commercially available products. If our product candidates fail to gain market acceptance, we may not be able to earn sufficient revenues to continue our business.
     Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could have a material adverse effect on our business.
     We intend to sell our products primarily to hospitals which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs. Most third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to reimburse for experimental procedures and devices. Furthermore, because our programs are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. Increasingly, the third-party payors who reimburse patients are requiring that drug companies provide them with predetermined discounts from list prices, and are challenging the prices charged for medical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely effected.
     We currently expect that any drugs we develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:
they are “incidental” to a physician’s services,

•	they are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice,

•	they are not excluded as immunizations, and

•	they have been approved by the FDA.
     Our current financial resources may be diminished if we elect to provide RXi with additional future funding.
     We have no obligation to provide any additional funding to RXi, but we might seek to do so in order to protect our investment in RXi if RXi is unable to obtain sufficient funding on its own or to maintain our relative ownership interest if RXi consummates a financing. If we provide RXi with any additional funding, we will have less funds available for our own business and operations.

     We may rely upon third parties in connection with the commercialization of our products.
     We currently plan to continue the development of arimoclomol for the treatment of ALS under our Master Agreement with Pharmaceutical Research Associates for clinical trials management services, and may retain the services of site management and clinical research organizations to help conduct our clinical trials. We may seek to complete the development of arimoclomol and market it ourselves if it is approved by the FDA. However, the completion of the development of arimoclomol and our other product candidates, as well as the marketing of these products, may require us to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for one or more aspects of the commercial development and eventual marketing of our products.
     Our products may not have sufficient potential commercial value to enable us to secure strategic arrangements with suitable companies on attractive terms, or at all. If we are unable to enter into such arrangements, we may not have the financial or other resources to complete the development of any of our products and may have to sell our rights in them to a third party or abandon their development altogether.
     To the extent we enter into collaborative arrangements, we will be dependent upon the timeliness and effectiveness of the development and marketing efforts of our contractual partners. If these companies do not allocate sufficient personnel and resources to these efforts or encounter difficulties in complying with applicable FDA and other regulatory requirements, we may not obtain regulatory approvals as planned, if at all, and the timing of receipt or the amount of revenue from these arrangements may be materially and adversely affected. By entering into these arrangements rather than completing the development and then marketing these products on our own, the profitability to us of these products may decline.
     We may be unable to protect our intellectual property rights, which could adversely affect our ability to compete effectively.
     We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. We will be able to protect our technologies from unauthorized use by third parties only to the extent that we have rights to valid and enforceable patents or other proprietary rights that cover them. Although we have patents and patent applications directed to our molecular chaperone amplification technologies, these patents and applications may not prevent third parties from developing or commercializing similar or identical technologies. In addition, our patents may be held to be invalid if challenged by third parties, and our patent applications may not result in the issuance of patents.
     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States and in many foreign countries. The application and enforcement of patent laws and regulations in foreign countries is even more uncertain. Accordingly, we may not be able to effectively file, protect or defend our proprietary rights on a consistent basis. In particular, the patents and patent applications related to our molecular chaperone amplification product candidates were issued or filed by third parties prior to the time we acquired rights to them, and they begin to expire in 2016. The validity, enforceability and ownership of those patents and patent applications may be challenged, and if a court decides that our patents are not valid, we will not have the right to stop others from using our inventions. There is also the risk that, even if the validity of our patents is upheld, a court may refuse to stop others on the ground that their activities do not infringe our patents.
     Any litigation brought by us to protect our intellectual property rights could be costly and have a material adverse effect on our operating results or financial condition, make it more difficult for us to enter into strategic alliances with third parties to develop our products, or discourage our existing licensees from continuing their development work on our potential products. If our patent coverage is insufficient to prevent third parties from developing or commercializing similar or identical technologies, the value of our assets is likely to be materially and adversely affected.
     We also rely on certain proprietary trade secrets and know-how, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets and know-how are difficult to protect. Although we have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and invention assignment agreements with our employees, consultants and some of our contractors, it is possible that these persons may disclose our trade secrets or know-how or that our competitors may independently develop or otherwise discover our trade secrets and know-how.

     If our product candidates infringe the rights of others, we could be subject to expensive litigation or be required to obtain licenses from others to develop or market them.
     Our competitors or others may have patent rights that they choose to assert against us or our licensees, suppliers, customers or potential collaborators. Moreover, we may not know about patents or patent applications that our products would infringe. For example, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our arimoclomol, iroxanadine or other product candidates would infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in issued patents or pending applications, we may have to participate in interference proceedings in the US Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our foreign patent applications.
     If a third party claims that we infringe its proprietary rights, any of the following may occur:
•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

•	we may become liable for substantial damages for past infringement if a court decides that our technology infringes a competitor’s patent;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

•	we may have to redesign our product candidates or technology so that it does not infringe patent rights of others, which may not be possible or commercially feasible.
     If any of these events occurs, our business and prospects will suffer and the market price of our common stock will likely decline substantially.
     We have reported several material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information, investors may lose confidence in our SEC reports.
     In this Annual Report, we are reporting material weaknesses in the effectiveness of our internal controls over financial reporting related to failures on the part of our accounting personnel to follow established practices and procedures and a failure to keep current our legal database for contracts relating to our arimoclomol development program, which are described in more detail below under the heading “Controls and Procedures.” Additionally, within the past three years:
•	We identified a material weakness related to our accounting for an equity transaction by RXi and our tax withholding in connection with exercises of employee stock options. As a result, we restated our financial statements for the quarter ended June 30, 2007 and extended the filing of our quarterly report for the quarter ended September 30, 2007.

•	We identified a material weakness related to our accounting for transactions at our former laboratory facility in Worcester, Massachusetts. As a result, we restated our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

•	We improperly applied generally accepted accounting principles related to our accounting for deemed dividends incurred in connection with anti-dilution adjustments made to our outstanding warrants. This misapplication of accounting principles constituted a material weakness and caused us to twice restate our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 and for the year ended December 31, 2005, as well as restate our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

•	We miscalculated pro forma employee stock option compensation figures disclosed in the footnotes to our financial statements. As a result, we restated our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 and for the year ended December 31, 2005.

     In addition, we concluded in our quarterly reports for the quarters ended June 30, 2007 and September 30, 2007, that our disclosure controls and procedures were ineffective as of those dates. Disclosure controls generally include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We also recently filed an amendment to an SEC report to correct certain form errors.
     Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot maintain effective internal controls or provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer and we may become subject to litigation.
     We are subject to intense competition, and we may not compete successfully.
     We and our strategic partners or licensees may be unable to compete successfully against our current or future competitors. The pharmaceutical, biopharmaceutical and biotechnology industries are characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products. There also is intense competition among companies seeking to acquire products that already are being marketed. Many of the companies with which we compete have or are likely to have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than us and at least some of our present or future strategic partners or licensees.
     As a result, these competitors may:
•	succeed in developing competitive products sooner than us or our strategic partners or licensees;

•	obtain FDA or foreign governmental approvals for their products before we can obtain approval of any of our products;

•	obtain patents that block or otherwise inhibit the development and commercialization of our product candidate candidates;

•	develop products that are safer or more effective than our products;

•	devote greater resources than us to marketing or selling products;

•	introduce or adapt more quickly than us to new technologies and other scientific advances;

•	introduce products that render our products obsolete;

•	withstand price competition more successfully than us or our strategic partners or licensees;

•	negotiate third-party strategic alliances or licensing arrangements more effectively than us; and

•	take better advantage than us of other opportunities.
     We are aware of only one drug, Rilutek, which was developed by Aventis Pharma AG, that has been approved by the FDA for the treatment of ALS. Many companies are working to develop pharmaceuticals to treat ALS, including Aeolus Pharmaceuticals, Celgene Corporation, Mitsubishi Tanabe Pharma Corporation, Ono Pharmaceuticals, Trophos SA, Knopp Neurosciences Inc., Faust Pharmaceuticals SA, Oxford BioMedica plc, Phytopharm plc and Teva Pharmaceutical Industries Ltd., as well as RXi. ALS patients often take over-the-counter supplements, including vitamin E, creatine and coenzyme Q10, or drugs such as lithium that are approved for other indications. ALS belongs to a family of neurodegenerative diseases that includes Alzheimer’s, Parkinson’s and Huntington’s diseases. Due to similarities between these diseases, a new treatment for one such disease potentially could be useful for treating others. There are many companies producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Biogen Idec, Boehringer Ingelheim, Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, Forest Laboratories, Inc., H. Lundbeck A/S, Phytopharm plc, UCB Group and Wyeth.

     Current drug classes used to treat stroke include antiplatelet agents, anticoagulants, salycylates, neuroprotectants and thrombolytic agents. Prescription antiplatelet agents include Aggrenox by Boehringer Ingelheim, Plavix by Sanofi-Aventis and Bristol-Myers Squibb, and Ticlid by Roche Pharmaceuticals. Coumadin by Bristol-Myers Squibb and Jantoven by Upsher-Smith Laboratories are branded forms of warfarin, an anticoagulant. Moreover, Salicylates, like aspirin, are commonly used to treat patients after stroke. In Europe, Ferrer Grupo markets the neroprotectant, Somazina. Activase, also known as tissue plasminogen activator, or t-PA, is a thrombolytic agent marketed by Genentech. Many new drug candidates are in development by pharmaceutical and biotech companies, including GlaxoSmithKline, Indeveus Pharmaceuticals, Ipsen, Merck & Co., Neurobiological Technologies, Ono Pharmaceuticals, PAION AG and Wyeth. In addition to drug therapy, companies such as Medtronic and Northstar Neurosciences are developing neurostimulation medical devices to aid in recovery after stroke.
     The wound care market is highly competitive, and there are many products available for treating skin wounds, including diabetic foot ulcers. Prescription and over-the-counter products for the prevention and treatment of infections include topical anti-infectives, such as Betadine, silver sulfadiazine, hydrogen peroxide, Dakin’s solution and hypochlorous acid, and topical antibiotics, such as Neosporine, Mupirocin and Bacitracin. Skin substitute products include Apligraf, manufactured by Organogenesis, Inc., which is an FDA-cleared product using human dermal and epidermal cells placed on a collagen matrix, for the treatment of both venous stasis and diabetic foot ulcers, and Dermagraft, produced by Advanced BioHealing, Inc., which uses human derived dermal cells placed on a polyglactin matrix and is FDA cleared to treat diabetic foot ulcers. In addition, a number of companies are working to develop proprietary pharmaceuticals and cell-based therapies to treat diabetic wound healing, including Agennix, Inc., BioSyntech, Inc., CardioVascular BioTherapeutics, Inc., Cardium Therapeutics, Inc., Genentech Inc., KeraCure, Inc., King Pharmaceuticals, Inc., MacroChem Corporation, Oculus Innovative Sciences, Inc., Rovi Pharmaceutical Laboratories, SanuWave, Inc. and Wyeth.
     Most of our competitors have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than us.
     We may be required to pay milestone and other payments relating to the commercialization of our products.
     Our agreement by which we acquired rights to arimoclomol and our other molecular chaperone amplification product candidates provides for milestone payments by us upon the occurrence of certain regulatory filings and approvals related to the acquired products. In the event that we successfully develop arimoclomol or any of these other product candidates, these milestone payments could aggregate as much as $3.7 million, with the most significant payments due upon the first commercialization of any of these products. In addition, our agreement with the ALS Charitable Remainder Trust requires us to pay a one-percent royalty interest on worldwide sales of arimoclomol for the treatment of ALS. Also, any future license, collaborative or other agreements we may enter into in connection with our development and commercialization activities may require us to pay significant milestone, license and other payments in the future.
     We will rely upon third parties for the manufacture of our clinical product supplies.
     We do not have the facilities or expertise to manufacture supplies of any of our product candidates, including arimoclomol or iroxanadine. Accordingly, we are dependent upon contract manufacturers, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the Phase II clinical program for arimoclomol for ALS and stroke recovery and for iroxanadine for diabetic ulcers. However, we have no supply arrangements for the commercial manufacture of these product candidates or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.
     We are subject to potential liabilities from clinical testing and future product liability claims.
     If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or, if we obtain marketing approval and commercialize our products, by patients using our commercially marketed products. Even if the commercialization of one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We currently do not carry product liability insurance covering the commercial marketing of our product candidates. We obtained clinical trial insurance for our Phase IIa clinical trial and Phase IIb efficacy trial of arimoclomol for the treatment of ALS, and we plan to seek to obtain similar insurance for any other clinical trials that we conduct, as well as liability insurance for any products that we may market. However, we may not be able to obtain additional insurance in the amounts we seek, if at all. In addition, any insurance maintained by us or our licensees may not prove adequate in the event of a claim against us. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations, and we may have to incur substantial costs to defend such claims.
     We may be unable to acquire products approved for marketing.
     In the future, we may seek to acquire products from third parties that already are being marketed or have been approved for marketing. We have not currently identified any of these products, however, and we do not have any prior experience in acquiring or marketing products and may need to find third parties to market any products that we might acquire. We may also seek to acquire products through a merger with one or more companies that own such products. In any such merger, the owners of our merger partner could be issued or hold a substantial, or even controlling, amount of stock in our company or, in the event that the other company is the surviving company, in that other company.
     We use hazardous materials and must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.
     Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from hazardous materials. In the event of an accident, we could be held liable for any damages that result. We could incur significant costs to comply with current or future environmental laws and regulations.
Risks Associated With Our Investment in RXi
     The distribution of RXi common stock to our stockholders will be taxable to us.
     On March 11, 2008, we distributed to our stockholders a total of approximately 4,526,624 shares of RXi common stock. We will recognize gain for income tax purposes on the distribution of shares of RXi common stock in an amount equal to the excess of the fair market value of the stock distributed over our basis. This gain will be included in determining whether we have current year earnings and profits subject to taxation. Although we will ascribe a value to RXi shares in the distribution for tax purposes, our valuation will not be binding on the Internal Revenue Service or any state taxation agency, which could ascribe a different valuation to the distributed RXi shares. Based upon our anticipated loss from operations for 2008 and currently available loss carryforwards, we expect to pay no taxes in connection with the distribution.
     Our ownership interest in RXi may be diluted.
     RXi has indicated that it has sufficient working capital to fund its currently planned expenditures into the second quarter of 2009. RXi also anticipates that it will need to raise substantial amounts of money to fund a variety of future activities integral to the development of its business. Under our agreement with RXi and its other current stockholders, with some exceptions, we will have preemptive rights to acquire a portion of any new securities sold or issued by RXi so as to maintain our percentage ownership of RXi. Depending upon the terms and provisions of any proposed sale of new securities by RXi, our financial condition and other factors, we may be unwilling or unable to exercise our preemptive rights. If RXi raises funds through the issuance of additional equity securities, therefore, our percentage ownership interest in RXi may be diluted.
     We may be required to dispose of some of our remaining RXi shares, and may not be able to do so on attractive terms.
     As of March 11, 2008, we owned approximately 6,268,881 shares of common stock of RXi, or approximately 49% of the outstanding RXi common stock. We may be deemed to be an “investment company” within the meaning of the Investment Company Act of 1940, and become subject to the stringent regulations applicable to investment companies, if at any time we own or propose to acquire investment securities having a value that exceeds 40% of our total assets. Any RXi shares held by us will generally constitute investment securities, and accordingly, if the value of the RXi’s shares we own at any time, when taken together with the value of any other investment securities we then hold, approaches 40% of the value of our assets, then we would likely seek to sell or otherwise dispose of some of our RXi shares in order to avoid becoming an inadvertent investment company.

     If it becomes necessary or advisable for us to sell our RXi shares, we may have to sell RXi shares pursuant to Rule 144 under the Securities Act, which includes certain manner of sale and volume limitations, or negotiate private sales with third parties who are willing to buy those shares. We may be unable to sell or divest of RXi shares at attractive prices, if at all. In addition, any sales or other disposition of RXi shares by us, or the possibility of such sales or disposition, could adversely affect the market price of our RXi shares.
     RXi retains discretion over its use of the funds that we have provided to it.
     All funds previously provided by us to RXi may be used by RXi in any manner its management deems appropriate. None of these uses may yield a significant or any return at all for RXi stockholders, including us.
     We do not and will not control RXi, and the officers, directors and other RXi stockholders may have interests that are different from ours.
     Although we currently own a significant portion of RXi’s outstanding common stock, we do not control its management or operations. RXi has its own board of directors and management, who are responsible for the affairs and policies of RXi and its development plans. We have entered into letter agreements with the University of Massachusetts Medical School, or UMMS, RXi and RXi’s other founding stockholders under which we agree to vote our shares of RXi common stock for the election of directors of RXi and to take other actions to ensure that a majority of RXi’s board of directors are independent of us. The other stockholders of RXi may have interests that are different from ours, and RXi may engage in actions in connection with its business and operations that we believe are not in our best interests.
     Products developed by RXi could eventually compete with our products for ALS, type 2 diabetes, obesity and other disease indications.
     RXi is focusing its initial efforts on developing an RNAi therapeutics for the treatment of a specific form of ALS caused by a defect in the SOD1 gene. Although we are developing arimoclomol for treatment for all forms of ALS, it is possible that products developed by RXi for the treatment of ALS could compete with ALS products that we may develop. RXi also plans to pursue the development of RNAi therapeutics for the treatment of other neurodegenerative diseases and type 2 diabetes, which could compete with products that we may develop for the treatment of these diseases. The potential commercial success of any products that we may develop for these and other diseases may be adversely affected by competing products that RXi may develop.
Risks Associated with Our Common Stock
     Our anti-takeover provisions may make it more difficult to change our management, or may discourage others from acquiring us, and thereby adversely affect stockholder value.
     We have a stockholder rights plan and provisions in our bylaws that are intended to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. These provisions may discourage or prevent a person or group from acquiring us without the approval of our board of directors, even if the acquisition would be beneficial to our stockholders.
     We have a classified board of directors, which means that at least two stockholder meetings, instead of one, will be required to effect a change in the majority control of our board of directors. This applies to every election of directors, not just an election occurring after a change in control. The classification of our board increases the amount of time it takes to change majority control of our board of directors and may cause potential acquirers to lose interest in a potential purchase of us, regardless of whether our purchase would be beneficial to us or our stockholders. The additional time and cost to change a majority of the members of our board of directors makes it more difficult and may discourage our existing stockholders from seeking to change our existing management in order to change the strategic direction or operational performance of our company.
     Our bylaws provide that directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause. Our bylaws also provide that a stockholder must give us at least 120 days notice of a proposal or director nomination that such stockholder desires to present at any annual meeting or special meeting of stockholders. Such provision prevents a stockholder from making a proposal or director nomination at a stockholder meeting without us having advance notice of that proposal or director nomination. This could make a change in control more difficult by providing our directors with more time to prepare an opposition to a proposed change in control. By making it more difficult to remove or install new directors, these bylaw provisions may also make our existing management less responsive to the views of our stockholders with respect to our operations and other issues such as management selection and management compensation.
     We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which may also prevent or delay a takeover of us that may be beneficial to you.
     Our outstanding options and warrants and the availability for resale of our shares issued in our private financings may adversely affect the trading price of our common stock.
     As of December 31, 2007, there were outstanding stock options and warrants to purchase approximately 19.0 million shares of our common stock at a weighted-average exercise price of $2.00 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends or distributions with respect to our common stock. Our outstanding warrants to purchase approximately 1.5 million shares also contain anti-dilution provisions that are triggered upon any issuance of securities by us below the prevailing market price of our common stock, and our outstanding warrants to purchase approximately 11.5 million shares contain anti-dilution provisions that are triggered upon any dividend of cash or property, including our recent distribution to our stockholders of approximately 36% of the common stock of RXi on March 11, 2008 that will require us to reduce the exercise price of those warrants. In the event that these anti-dilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
     We have registered with the SEC the resale by the holders of all or substantially all shares of our common stock issuable upon exercise of our outstanding options and warrants. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.
     We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
     We are authorized to issue shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.
     We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.
     The market price of our common stock has ranged from $0.87 to $5.49 per share since January 1, 2006, and it may continue to experience significant volatility from time to time. Factors such as the following may affect such volatility:
•	announcements of regulatory developments or technological innovations by us or our competitors;

•	changes in our relationship with our licensors and other strategic partners;

•	changes in our ownership of or other relationships with RXi;

•	our quarterly operating results;

•	litigation involving or affecting us;

•	shortfalls in our actual financial results compared to our guidance or the forecasts of stock market analysts;

•	developments in patent or other technology ownership rights;

•	acquisitions or strategic alliances by us or our competitors;

•	public concern regarding the safety of our products; and

•	government regulation of drug pricing.
     Other factors which may affect our stock price are general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.
     We do not intend to pay cash dividends on our common stock in the foreseeable future.
     We have not declared or paid any cash dividends on our common stock or other securities, and we currently do not anticipate paying any cash dividends in the foreseeable future. Because we do not anticipate paying cash dividends for the foreseeable future, our stockholders will not realize a return on their investment in our common stock except to the extent of any appreciation in the value of our common stock. Our common stock may not appreciate in value, or may decline in value.
Item 2. PROPERTIES
     Our headquarters are located in leased facilities in Los Angeles, California. The lease covers approximately 4,700 square feet of office space and expires in June 2008. We have notified our landlord of our exercise of an option to extend the term of the lease for an additional three years, and are in the process of negotiating that lease extension.
     We also lease approximately 10,000 square feet of office and laboratory space in San Diego, California. The lease expires in July 2010, and we have the option to extend the lease for up to two additional three-year terms. Our headquarters and laboratory facilities are sufficient for our current purposes.
Item 3. LEGAL PROCEEDINGS
     We are occasionally involved in claims arising in the normal course of business. As of March 28, 2008, there were no such claims that we expect, individually or in the aggregate, to have a material adverse affect on us.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is traded on The NASDAQ Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	High	Low
Fiscal Year 2007:
Fourth Quarter	$4.70	$2.60
Third Quarter	$4.09	$3.00
Second Quarter	$5.36	$2.97
First Quarter	$5.49	$1.74

Fiscal Year 2006:
Fourth Quarter	$2.04	$1.21
Third Quarter	$1.94	$0.87
Second Quarter	$2.30	$1.06
First Quarter	$1.92	$1.01
Holders
     On March 28, 2008, there were approximately 760 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.
Dividends
     We have not paid any dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Comparison of Cumulative Total Returns
     The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and the NASDAQ Pharmaceutical Index (the “Peer Index”) for the five-year period from December 31, 2002 to December 31, 2007. The graph and table assume that $100 was invested in each of CytRx’s common stock, the NASDAQ Stock Market Index and the Peer Index on December 31, 2002, and that all dividends were reinvested. This data was furnished by Zacks Investment Research and the Center for Research and Security Prices.
Comparison of Cumulative Total Returns

	December 31,
	2003	2004	2005	2006	2007
CytRx Corporation	744	560	412	764	1,136
NASDAQ Stock Market Index	151	165	168	186	211
NASDAQ Pharmaceutical Index	147	156	172	168	177

Equity Compensation Plans
     The following table sets forth certain information as of December 31, 2007, regarding securities authorized for issuance under our equity compensation plans:

			®
			Number of Securities
			Remaining Available
	(a)		for Issuance Under
	Number of Securities	(b)	Equity
	to be Issued Upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))
Equity compensation plans approved by our security holders:
1994 Stock Option Plan	9,167	$1.00	—
1998 Long-Term Incentive Plan	100,041	1.02	29,517
2000 Long-Term Incentive Plan	5,999,300	2.31	2,192,000
Equity compensation plans not approved by our security holders:
Outstanding warrants(1)	13,031,515	1.87	—

Total	19,140,023	$2.00	2,221,517

(1)	The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in private placement transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from five to ten years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends and sales of equity below market price.
Item 6. SELECTED FINANCIAL DATA
     General
     The following selected financial data are derived from our audited financial statements. Our financial statements for 2007, 2006 and 2005 have been audited by BDO Seidman, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand.

	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenues
Service revenue	$7,242,000	$1,859,000	$83,000	$—	$—
Licensing revenue	101,000	101,000	101,000	428,000	94,000
Grant revenue	116,000	106,000	—	—	—

Total revenues	$7,459,000	$2,066,000	$184,000	$428,000	$94,000

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	(488,000)	(1,076,000)	—	—

Net loss applicable to common stockholders	$(21,890,000)	$(17,240,000)	$(16,169,000)	$(16,392,000)	$(17,845,000)

Basic and diluted loss per share applicable to common stock	$(0.26)	$(0.25)	$(0.28)	$(0.48)	$(0.65)

Balance Sheet Data:

	2007	2006	2005	2004	2003
Cash, cash equivalents and short-term investments	$60,450,000	$30,381,000	$8,299,000	$1,988,000	$11,644,000
Total assets	$64,146,000	$31,636,000	$9,939,000	$5,049,000	$12,324,000
Total stockholders’ equity	$40,224,000	$5,150,000	$7,208,000	$1,595,000	$10,193,000
Factors Affecting Comparability
     On April 19, 2007, we completed a $37.0 million private equity financing in which we issued 8.6 million shares of our common stock at $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, we received approximately $34.2 million of proceeds.
     In August 2006, we received approximately $24.5 million in marketable securities (which were sold by us for approximately $24.3 million) from the privately-funded ALS Charitable Remainder Trust, or ALSCRT, in exchange for our commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty from worldwide sales of arimoclomol. We have recorded the value received under the arrangement as deferred service revenue. We are recognizing the service revenue using the proportional performance method of revenue recognition, under which service revenue will be recognized as a percentage of actual research and development expense. During 2007 and 2006, we recognized approximately $7.2 million and $1.8 million of service revenue related to this transaction, respectively.
     Our Statements of Operations as of and for the years ended December 31, 2007 and 2006 reflect the impact of Statement of Financial Accounting Standards 123(R), “Share Based Payment” (“SFAS123(R)”). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 were $2.7 million and $1.2 million, respectively. As of December 31, 2007, there was $3.4 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2010. Compensation costs will be adjusted for future changes in estimated forfeitures.
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
     In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005 to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.
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

Overview
     CytRx Corporation
     We are a clinical-stage biopharmaceutical company engaged in developing human therapeutic products based primarily upon our small-molecule molecular chaperone amplification technology. Molecular chaperone proteins occur normally in human cells and are key components of the body’s defenses against potentially toxic mis-folded cellular proteins. Since damaged toxic proteins called aggregates are thought to play a role in many diseases, we believe that amplification of molecular chaperone proteins could have therapeutic efficacy for a broad range of indications. Currently, we are using our chaperone amplification technology to develop treatments for neurodegenerative disorders and diabetic complications.
     We have relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.
     At December 31, 2007, we had cash, cash equivalents and short-term investments of $60.4 million, including $11.7 million held by RXi. We believe that CytRx’s current resources will be sufficient to support our currently planned level of operations into the second half of 2009. This estimate is based, in part, upon our currently projected expenditures for 2008 of approximately $29.2 million, including approximately $5.1 million for our clinical program for arimoclomol for ALS and related studies, approximately $6.4 million for our planned Phase II clinical trial of arimoclomol in stroke patients and Phase II clinical trial of iroxanadine for diabetic ulcers, approximately $9.2 million for equipping and operating our research laboratory in San Diego, California, and approximately $8.5 million for other general and administrative expenses. Management believes that RXi’s current resources will be sufficient to support its currently planned level of operations into the second quarter of 2009. As described in the risk factor above, these projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We have no significant revenue, and we expect to have no significant revenue and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities. We anticipate, therefore, that our operating results will fluctuate for the foreseeable future and period-to-period comparisons should not be relied upon as predictive of the results in future periods.
     Our Separation from RXi Pharmaceuticals Corporation
     RXi Pharmaceuticals Corporation, or RXi, was founded in April 2006 by us and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. As evidenced by Kim and Rossi’s review published in March 2007 in Nature Reviews Genetics, it is believed that this inhibition may potentially treat human diseases by “silencing” genes that lead to disease.
     In January 2007, we transferred to RXi substantially all of our RNAi-related technologies and assets, and RXi began operating on a stand-alone basis for the purpose of accelerating the discovery of RNAi therapeutics previously sponsored by us. RXi’s initial focus is on developing RNAi-based product candidates for treating neurological and metabolic disorders and cancer.
     Until recently, we owned approximately 85% of the outstanding shares of common stock of RXi and our consolidated financial statements, including our consolidated financial statements as of and for the year ended December 31, 2007 included in this Annual Report, reflected 100% of the assets, liabilities and results of operations of RXi, and the interest of the minority shareholders was recorded as “minority interest.” On February 14, 2008, our board of directors declared a dividend, payable to our stockholders as of March 6, 2008, the record date, of one share of RXi common stock for each approximately 20.05 shares of our common stock held by such stockholders. The dividend was paid on March 11, 2008. The RXi shares distributed by us to our stockholders constituted approximately 36% of the currently outstanding RXi shares, so we currently own approximately 49% of the outstanding shares of RXi common stock.
     For periods beginning with the first quarter of 2008, if CytRx owns more than 20% but less than 50% of the outstanding shares of RXi, CytRx will account for its investment in RXi using the equity method. Under the equity method, CytRx will record its pro-rata share of the gains or losses of RXi against its historical basis investment in RXi.
Research and Development
     Expenditures for research and development activities related to continuing operations were $18.8 million, $9.8 million and $9.1 million for the years ended December 31, 2007, 2006, and 2005, respectively, with research and development expenses representing approximately 55%, 50% and 58% of our total expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”
     Our currently projected expenditures for 2008 include approximately $5.1 million for our clinical program for arimoclomol for ALS and related studies, approximately $6.4 million for our planned clinical trial of arimoclomol in stroke patients and our clinical trial of iroxanadine for diabetic ulcers. The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.
     There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including our molecular chaperone amplification technology and RXi’s RNAi-related technologies. The successful development of any product candidate is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any product candidate, due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, stock options, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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
     In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALSCRT has no obligation to provide any further funding to us. We have concluded that due to the research and development components of the transaction that it is properly accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates of expense incurred for this research and development on a quarterly basis. For the years ended December 31, 2007 and 2006, we recognized approximately $7.2 million and $1.8 million, respectively, of service revenue related to this transaction. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.
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
     Clinical Trial Expenses
     Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates are incorrect, clinical trial expenses recorded in any particular period could vary.
     Stock-based Compensation
     Our share-based employee compensation plans are described in Note 12 of the Notes to our Financial Statements. Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment.” SFAS 123(R), which requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. We adopted SFAS 123(R) using the modified-prospective method and use the Black-Scholes valuation model for valuing share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123(R), Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.
     Our Statement of Operations as of and for the years ended December 31, 2007 and 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of SFAS 123(R). Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals or exceeds the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.
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
     Impairment of Long-Lived Assets
     We review long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results we may be required to record an impairment charge.
Earnings Per Share
     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 17.1 million shares, 30.2 million shares and 24.7 million shares at December 31, 2007, 2006 and 2005, respectively. In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005 to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.

Quarterly Financial Data
     The following table sets forth unaudited consolidated statements of operations data for each quarter during our most recent two fiscal years. This quarterly information has been derived from our unaudited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The quarterly financial data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2007
Total revenues	$1,563	$2,371	$2,046	$1,479
Net loss	(4,546)	(6,285)	(4,597)	(6,462)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	—	—	—

Net loss applicable to common stockholders	$(4,546)	$(6,285)	$(4,597)	$(6,462)

Basic and diluted loss per share applicable to common stock	$(0.06)	$(0.07)	$(0.05)	$(0.07)

2006
Total revenues	$61	$—	$776	$1,229
Net loss	(4,166)	(5,465)	(2,972)	(4,148)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(488)	—	—	—

Net loss applicable to common stockholders	$(4,654)	$(5,465)	$(2,972)	$(4,148)

Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.08)	$(0.04)	$(0.06)

     Quarterly and yearly loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year. In 2006, we adopted SFAS 123(R), and in 2007 and 2006 we incurred $2.7 million and $1.2 million, respectively, in employee non-cash compensation expenses. No corresponding expense was recorded in 2005.
     In connection with our adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, we recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005 to arrive at net loss applicable to common stockholders on the consolidated statements of operations and for purposes of calculating basic and diluted earnings per shares.
     Fourth Quarter Adjustment
     During the fourth quarter of 2007, the Company recorded adjustments for: (i) additional compensation expense of $236,000 related to previously granted non-employee stock options, (ii) additional compensation expense of $350,000 related to stock options previously granted to Directors and (iii) additional general and administrative expense of $192,000 related to legal fees rendered during the third quarter. Management concluded the effect of these adjustments was not material to any previously reported quarterly period.
Liquidity and Capital Resources
     General
     At December 31, 2007, we had cash, cash equivalents and short-term investments of $60.4 million, including $11.7 million held by RXi) compared to $30.4 million at December 31, 2006. Our working capital totaled $47.4 million and our total assets were $64.4 million at December 31, 2007, compared to $20.3 million and $31.6 million, respectively, at December 31, 2006. As of March 28, 2008, we also had received approximately $1.0 million in connection with the exercise of warrants and options since December 31, 2007.
     We have relied primarily upon selling equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. We believe that our current resources will be sufficient to support our currently planned level of operations into the second half of 2009. This estimate is based, in part, upon our currently projected expenditures for 2008 of approximately $29.2 million, including approximately $5.1 million for our clinical program for arimoclomol for ALS and related studies, approximately $6.4 million for our planned Phase II clinical trial of arimoclomol in stroke patients and Phase II clinical trial of iroxanadine for diabetic ulcers, approximately $9.2 million for equipping and operating our research laboratory in San Diego, California, and approximately $8.5 million for other general and administrative expenses. Management believes that RXi’s current resources will be sufficient to support its currently planned level of operations into the second quarter of 2009. We anticipate it will take a minimum of three years and possibly longer for us to generate recurring revenue, and we will be dependent on obtaining future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms, or at all.
     Discussion of Operating, Investing and Financing Activities
     Net loss for the year ended December 31, 2007 was $21.9 million, and cash used for operating activities for that period was $22.4 million. The net loss for the year reflects $7.2 million of non-cash revenue recognized under the 2006 agreement with ALSCRT and $3.5 million for stock option and warrant expense.
     Net loss for the year ended December 31, 2006 was $16.8 million, and cash provided from operating activities for that period was $9.4 million. The cash provided from operating activities includes net proceeds of $24.3 million received from ALSCRT reflected in August 2006 in connection with the sale of a one-percent royalty interest in our worldwide sales of arimoclomol for ALS. Reflected in the net loss of $16.8 million is $1.8 million of revenue recognized in 2006 in connection with that sale. The remaining $22.5 million of the net proceeds from that sale were recorded as deferred revenues. Other non-cash items included in our net loss necessary to reconcile cash provided from operating activities include $1.7 million in stock option expense related to options granted to employees and consultants, of which $1.2 million of expenses for employee options recorded under SFAS 123(R), which we adopted in 2006, and accordingly no corresponding amount was recorded in earlier periods.
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
     For the year ended December 31, 2007, $11.0 million was used in investing activities. Of this amount, $9.8 million was used by RXi for the purchase of short-term investments. The other $1.3 million was used for the purchase of equipment and furnishings, primarily associated with equipping the new San Diego laboratory. For the year ended December 31, 2006, only a small amount of cash was used in investing activities. For the year ended December 31, 2005, the only significant investing activity was the redemption of an approximately $1.0 million certificate of deposit. Other investing activities consisted primarily of the purchase of small amounts of computers and laboratory equipment
     Cash provided by financing activities for the year ended December 31, 2007 was $53.5 million compared to $12.8 million and $19.8 million in the years ended December 31, 2006 and 2005, respectively. During 2007, we raised $34.2 million in a private placement of our common stock and an additional $18.8 million from the exercise of previously outstanding stock options and warrants. During 2006, we raised $12.4 million through a private placement of our common stock and an additional $0.4 million from the exercise of stock options and warrants. During the year ended December 31, 2005, we raised $19.6 million through a private placement of common stock.
     We believe that we have adequate working capital to allow us to operate at our currently planned levels into the second half of 2009. We may require additional capital in order to fund the completion of our clinical programs for arimoclomol for the treatment of ALS and for stroke recovery and iroxanadine for diabetic ulcers, and the other ongoing research and development related to our molecular chaperone amplification drug candidates. We may incur substantial additional expense and our clinical programs may be delayed if the FDA requires us to generate additional pre-clinical or clinical data in connection with the clinical trials, or the FDA requires us to revise significantly our planned protocols for our planned clinical trials.
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
     As a result of RXi’s separation from CytRx in March 2008 (see discussion in the “Our Separation from RXi Pharmaceuticals Corporation” section on page 8), each of CytRx and RXi will be responsible for their respective future contractual obligations, therefore, they are shown separately below.
     CytRx’s current contractual obligations that will require future cash payments are as follows:

	Non-Cancelable			Cancelable
	Operating	Employment		Research and	License
	Leases	Agreements	Subtotal	Development	Agreements	Subtotal
	(In thousands)
	(1)	(2)		(3)	(4)		Total
2008	$446	$900	$1,346	$4,035	$—	$4,035	$5,381
2009	236	650	886	3,279	—	3,279	4,165
2010	145	—	145	3,045	—	3,045	3,190
2011	11	—	11	2,188	—	2,188	2,199
2012 and thereafter	—	—	—	681	—	681	681

Total	$838	$1,550	$2,388	$13,228	$—	$13,228	$15,616

     RXi’s current contractual obligations that will require future cash payments are as follows:

	Non-Cancelable			Cancelable
	Operating	Employment		Research and	License
	Leases	Agreements	Subtotal	Development	Agreements	Subtotal
	(In thousands)
	(1)	(2)		(3)	(4)		Total
2008	$180	$942	$1,122	$—	$716	$716	$1,838
2009	105	448	553	—	666	666	1,219
2010	—	290	290	—	616	616	906
2011	—	105	105	—	816	816	921
2012	—	—	—	—	1,126	1,126	1,126
2013 and thereafter	—	—	—	—	10,325	10,325	10,325

Total	$285	$1,785	$2,070	$—	$14,265	$14,265	$16,335

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors.

(2)	Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of our Compensation Committee, as well as for minimum bonuses.

(3)	Research and development obligations relate primarily to clinical trials. Most of these purchase obligations are cancelable.

(4)	License agreements generally relate to RXi’s obligations with UMMS associated with RNAi and, for future periods, represent minimum annual royalty payment obligations. Not included in the table are milestone payment amounts that may be required under RXi’s license agreements, due to their contingent nature. RXi has determined that a hypothetical product candidate attaining all possible product milestones would have aggregate potential milestone payments of $36 million. This hypothetical product analysis was undertaken since RXi has not yet named a lead product candidate. RXi determined what would be a like product candidate based on its current research and ran an analysis of the milestone payments due under its current licenses for this hypothetical product. As a part of this analysis, due to the fact that certain of its licenses are for technologies that are mutually exclusive, if any two licenses are mutually exclusive and only one would be applicable to any single product, RXi selected the milestone payments that would result in higher fees to include in its analysis.
     Net Operating Loss Carryforwards
     At December 31, 2007, we had United States federal and state net operating loss carryforwards of $109 million and $52 million, respectively, available to offset against future taxable income, which expire in 2010 through 2027. As a result of a change in-control that occurred in our shareholder base in July 2002, approximately $45 million in federal net operating loss carryforwards became limited in their availability to $0.7 million annually. Management currently believes that the remaining $64 million in federal net operating loss carryforwards, and the $52 million in state net operating loss carryforwards, are unrestricted. However, we are reviewing our recent equity transactions to determine if they may have resulted in any further restrictions on our net operating loss carryforwards. Additionally, due to the change-in-control, approximately $6.3 million of research and development tax credits will not be available for utilization and were written off. As of December 31, 2007, we also had research and development and orphan drug credits for federal and state purposes of approximately $3 million and $2 million, respectively, available for offset against future income taxes, which expire in 2023 through 2027. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred income tax valuation allowance has been recorded against these assets.
Results of Operations
     We recorded net losses of $21.9 million, $16.8 million and $15.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     During fiscal 2007, we recognized $7.2 million in service revenues relating to our $24.3 million sale to the ALSCRT of a one-percent royalty interest in the worldwide sales of arimoclomol in August 2006. This compares to $1.9 million in services revenues in the year ended December 31, 2006, of which $1.8 million related to the sale of royalty interest sold to ALSCRT. During 2007 and 2006, we earned an immaterial amount of license fees and grant revenue. In the year ended December 31, 2005, we earned an immaterial amount of service and license fee revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2008, we are not anticipating the receipt of any significant service or licensing fees, although we estimate that we will recognize an additional $8.4 million in service revenues from that arimoclomol royalty transaction. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALS Charitable Remainder Trust based on actual research and development costs incurred over the development period of our arimoclomol research.

Research and Development

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Research and development expense	$14,454	$8,858	$8,867
Non-cash research and development expense	3,778	674	220
Employee stock option expense	592	249	—

	$18,824	$9,781	$9,087

     Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
     Research and development expenses incurred during 2007, 2006 and 2005 relate primarily to (i) our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to other molecular chaperone amplification drug candidates, (iii) RXi’s acquisition of technologies covered by the UMMS license agreements, (iv) our prior collaboration and invention disclosure agreement pursuant to which UMMS had agreed to disclose certain inventions to us and provide us with the right to acquire an option to negotiate exclusive licenses for those disclosed technologies, and (v) the small molecule drug discovery and development operations at our former Massachusetts and new California laboratory. All research and development costs related to the activities of RXi and our former laboratory were expensed.
     As compensation to members of our scientific advisory board (“SAB”) and consultants, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded charges of $3.8 million, $0.7 million, and $0.2 million in this regard during 2007, 2006, and 2005, respectively. Included in the research and development charges for 2007 were $2.3 million of expense related to RXi’s issuance of 462,112 shares of common stock to UMMS for certain license agreement rights and a new invention disclosure agreement and $1.0 million for non-qualifying stock options to SAB members of RXi. In 2007, we recorded $0.6 million of employee stock option expense as compared to $0.2 million in 2006 and none in 2005.
     In 2008, we expect our research and development expenses to increase primarily as a result of our clinical program with arimoclomol for ALS and related studies and our planned clinical trials of arimoclomol for stroke recovery and iroxanadine for diabetic ulcers. Additionally, RXi, our majority-owned subsidiary, expects to increase their expenditures during 2008 related to their development of RNAi therapeutics.
General and administrative expenses

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
General and administrative expenses	$12,666	$8,622	$6,057
Stock, stock option and warrant expenses to non-employees and consultants	2	60	367
Employee stock option expense	2,154	975	—

	$14,822	$9,657	$6,424

     General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, and excluding depreciation expense, were $12.7 million in 2007, $8.6 million in 2006 and $6.1 million in 2005. General and administrative expenses increased by $4.1 million in 2007 as compared to 2006 primarily due to increased audit, legal and consulting fees and higher employment costs. Audit fees associated with our annual audit, compliance with the internal control provisions of the Sarbanes-Oxley Act and RXi’s registration statement relating to our partial spinoff of RXi increased by approximately $1.1 million. Legal fees increased by approximately $0.9 million primarily related to RXi’s Registration Statement, increased patent work, license negotiation fees and other legal matters, including possible financing transactions. Recruiting and consulting fees increased by approximately $0.7 million related to recruiting officers, financial and scientific personnel and consultants assisting with the preparation of RXi’s Registration Statement on Form S-1. Employment costs increased by approximately $1.4 million related to wages and bonuses for additional personnel for RXi and annual increases for other employees.

General and administrative expenses increased by $2.6 million in 2006 as compared to 2005 as a result of initial Sarbanes-Oxley Act compliance efforts, an increase in administrative salaries and legal expenses. The legal expense increase of $0.6 million was associated with maintenance of our patent portfolio and the formation of RXi. In our efforts to comply with the Sarbanes-Oxley Act for the year ended December 31, 2006, we incurred approximately $0.8 million in consulting, audit and accounting system conversion expense. We were required to comply with the attestation requirements under Section 404 of the Sarbanes-Oxley Act for the first time for the year ended December 31, 2006; therefore, there are no corresponding expenses in 2005. In 2006, our general and administrative salaries increased by $0.6 million over the 2005 expense level as a result of a higher bonuses, additional regulatory and accounting personnel and annual salary increases.
     From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever we can measure more reliably. We recorded no such charges during 2007, $0.1 million during 2006 and $0.4 million during 2005 related primarily to common stock, stock options and warrants issued for licensing fees and in connection with the engagement and retention of financial, business development and scientific advisors.
     Since our adoption of SFAS 123(R) during 2006, we recorded $2.7 million in fiscal 2007 and $1.0 million in fiscal 2006 of employee stock option expense. No corresponding expense existed in 2005. The increase in 2007 over 2006 primarily related to stock options granted by RXi to recruit and retain directors, officers and additional employees.
     Depreciation and amortization
     Depreciation and amortization expenses were $272,000, $228,000 and $217,000 in 2007, 2006 and 2005, respectively. The depreciation expense reflects the depreciation of our fixed assets and the amortization expenses related to our molecular library, which was placed in service in March 2005.
     Other Income
     In June 2007, we recognized $1.5 million of income arising from a fee received pursuant to a change-in-control provision included in the purchase agreement for our 1998 sale of our animal pharmaceutical unit. Management concluded that the fee did not represent revenue generated from our normal course of our business, and accordingly we recorded this fee as other income.
     Interest income
     Interest income was $2,664,000 in 2007, as compared to $997,000 in 2006 and $206,000 in 2005. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market rates.
     Minority interest in losses of subsidiary
     We recorded $81,000 in 2005 related to the 5% minority interest in losses of our former CytRx Laboratories subsidiary. There was no minority interest in losses recorded in 2006, since on June 30, 2005 we repurchased the 5% minority interest from Dr. Michael Czech. On September 30, 2005, we merged CytRx Laboratories into CytRx. We recorded $0.4 million in 2007 related to the 15% minority interest in losses of RXi.
     Until recently, we owned approximately 85% of the outstanding shares of common stock of RXi and our consolidated financial statements, including our consolidated financial statements as of and for the year ended December 31, 2007 included in this Annual Report, reflected 100% of the assets and liabilities of RXi, and the ownership of the interests of the minority shareholders was recorded as “minority interests.” On February 14, 2008, our board of directors declared a dividend, payable to our stockholders as of March 6, 2008, the record date, of one share of RXi common stock for each approximately 20.05 shares of our common stock held by such stockholders. The dividend was paid on March 11, 2008. The RXi shares distributed by us to our stockholders constituted approximately 36% of the currently outstanding RXi shares, so we currently own approximately 49% of the outstanding shares of RXi common stock. For periods beginning with the first quarter of 2008 and for so long as we own more than 20% but less than 50% of the outstanding shares of RXi, we will account for our investment in RXi using the equity method. Under the equity method, we will record only our pro-rata share of the assets, liabilities and results of operations of RXi.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 as of January 1, 2007, as required. The adoption of FIN No. 48 did not have an impact on our financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not expect SFAS No. 157 will have a significant impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 159 will have a significant impact on our consolidated financial statements.
     In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption is not expected to have a significant impact on our consolidated financial statements.
     In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-3 will have an impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact that the recent adoption of these two statements may have on our consolidated financial statements.
     In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which expresses the views of the Staff regarding use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123. SAB 110 will allow, under certain circumstances, the use of the simplified method beyond December 31, 2007 when a Company is unable to rely on the historical exercise data. The Company does not anticipate the adoption of SAB 110 having a material impact on our financial statements.
Off-Balance Sheet Arrangements
     We have not entered into off-balance sheet financing arrangements, other than operating leases.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the

U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2007, it would not have had a material effect on our results of operations or cash flows for that period.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2007 and 2006, and for each of the three years in the period then ended December 31, 2007, 2006 and 2005, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-25 of this Annual Report.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation and the existence of certain material weaknesses discussed below under discussed below under “Management’s Report on Internal Control Over Financial Reporting,” our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements and related disclosures.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
     Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

     Pursuant to standards established by the Public Company Accounting Oversight Board, a “material weakness” is a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented or detected.” Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:
     There were instances of our accounting personnel not following established policies and procedures, which resulted in ineffective controls over financial reporting. Additionally, we failed to update our legal database during the fourth quarter of 2007 for a limited number of drug development contracts and stock option agreements due to poor communications among our scientific, legal and accounting departments. These failures in controls, if not properly addressed, could result in a material misstatement that would not be detected or prevented by our internal controls.
     Based on the evaluation of the effectiveness of our disclosure controls and procedures, and in light of the deficiencies described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007.
     In assessing the cause of the material weaknesses described above in order to identify and complete any necessary remedial actions, management concluded that turnover of several accounting personnel at both CytRx and RXi during 2007, which coincided with a significant increase in the workload of the accounting department relating primarily to our compliance with applicable SEC financial statement and other reporting requirements in connection with our partial spin-off of RXi, was a contributing factor to the material weaknesses.
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

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth information concerning our directors and executive officers:

		Class of
Name	Age	Director(1)	Position
Max Link, Ph.D.	67	III	Director, Chairman of the Board(2)(3)
Steven A. Kriegsman	66	II	Director, Chief Executive Officer, President
Marvin R. Selter	80	II	Director, Vice Chairman of the Board(2)(3)(4)
Louis Ignarro, Ph.D.	66	I	Director
Joseph Rubinfeld, Ph.D.	75	I	Director(2)(4)
Richard L. Wennekamp	65	II	Director(2)(3)(4)
Mitchell K. Fogelman	56	—	Chief Financial Officer, Treasurer
Jack R. Barber, Ph.D.	52	—	Chief Scientific Officer
Shi Chung Ng, Ph.D.	53	—	Senior Vice President — Research and Development
Benjamin S. Levin	32	—	General Counsel, Vice President — Legal Affairs and Corporate Secretary
John Y. Caloz	56	—	Chief Accounting Officer

(1)	Our Class II directors serve until the 2008 annual meeting of stockholders, our Class III director serves until the 2009 annual meeting of stockholders and our Class I directors serve until the 2010 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Selter is the Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Mr. Wennekamp is Chairman of the Committee.

(4)	Members of our Compensation Committee. Dr. Rubinfeld is Chairman of the committee.
     Max Link, Ph.D has been a director since 1996. Dr. Link has been retired from business since 2003. From March 2002 until its acquisition by Zimmer Holdings, Dr. Link served as Chairman and CEO of Centerpulse, Ltd. From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange Ltd. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Alexion Pharmaceuticals, Inc., Celsion Corporation and Discovery Laboratories, Inc., each of which is a public company.
     Steven A. Kriegsman has been a director and our President and Chief Executive Officer since July 2002. He also serves as a director of RXi. He previously served as Director and Chairman of Global Genomics from June 2000 until our merger with Global Genomics in July 2002. Mr. Kriegsman is the Chairman of the Board and founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. He has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. Mr. Kriegsman has a B.S. degree with honors from New York University in accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. From June 2003 until February 2008, he served as a Director, and he is the former Chairman of the Audit Committee of, Bradley Pharmaceuticals, Inc. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, and the Palisades-Malibu YMCA.
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
     Louis Ignarro, Ph.D. has been a director since July 2002. He previously served as a director of Global Genomics from November 20, 2000. Dr. Ignarro serves as the Jerome J. Belzer, M.D. Distinguished Professor of Pharmacology in the Department of Molecular and Medical Pharmacology at the UCLA School of Medicine. Dr. Ignarro has been at the UCLA School of Medicine since 1985 as a professor, acting chairman and assistant dean. Dr. Ignarro received the Nobel Prize for Medicine in 1998. Dr. Ignarro received a B.S. degree in pharmacy from Columbia University and his Ph.D. degree in pharmacology from the University of Minnesota.
     Joseph Rubinfeld, Ph.D. has been a director since July 2002. He co-founded SuperGen, Inc. in 1991 and has served as its Chief Executive Officer and President and as a director since its inception until December 31, 2003. He resigned as Chairman Emeritus of SuperGen, Inc. on February 8, 2005. Dr. Rubinfeld was also Chief Scientific Officer of SuperGen from 1991 until September 1997. Dr. Rubinfeld is also a founder of, and currently serves as the Chairman and Chief Executive Officer of, JJ Pharma. Dr. Rubinfeld was one of the four initial founders of Amgen, Inc. in 1980 and served as a Vice President and its Chief of Operations until 1983. From 1987 until 1990, Dr. Rubinfeld was a Senior Director at Cetus Corporation and from 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company, International Division in a variety of positions. Dr. Rubinfeld received a B.S. degree in chemistry from C.C.N.Y. and M.A. and Ph.D. degrees in chemistry from Columbia University.
     Richard L. Wennekamp has been a director since October 2003. He has been the Senior Vice President-Credit Administration of Community Bank since October 2002. From September 1998 to July 2002, Mr. Wennekamp was an executive officer of Bank of America Corporation, holding various positions, including Managing Director-Credit Product Executive for the last four years of his 22-year term with the bank. From 1977 through 1980, Mr. Wennekamp was a Special Assistant to former President of the United States, Gerald R. Ford, and the Executive Director of the Ford Transition Office. Prior to that time, he served as Staff Assistant to the President of the United States for one year, and as the Special Assistant to the Assistant Secretary of Commerce of the United States. Mr. Wennekamp received his M.B.A. in finance from the University of Southern California and his B.S. degree from California State University, Long Beach.
     Mitchell K. Fogelman joined CytRx as our Chief Financial Officer and Treasurer in September 2007. Previously, he served as Senior Vice President-Finance of International Aluminum Corporation, a New York Stock Exchange listed manufacturer of commercial and residential building products, where he had worked for twenty-five years. Mr. Fogelman is a CPA who worked at PricewaterhouseCoopers LLP as a Senior Manager. He earned his M.B.A. in finance and quantitative analysis from the Anderson School of Business at the University of California, Los Angeles, and his B.A. degree in mathematics from the University of California, Los Angeles.
     Jack R. Barber, Ph.D. has been our Senior Vice President — Drug Development since July 2004, and was named Chief Scientific Officer in February 2007. He previously served as Chief Technical Officer and Vice President of Research and Development at Immusol, a biopharmaceutical company based in San Diego, California, since 1994. Prior to that, Dr. Barber spent seven years in various management positions at Viagene, most recently serving as Associate Director of Oncology. Dr. Barber received both his B.S. and Ph.D. degrees in biochemistry from the University of California, Los Angeles. He also carried out his post-doctoral fellowship at the Salk Institute for Biological Studies in La Jolla, California.
     Shi Chung Ng, Ph.D. joined CytRx as our Senior Vice President — Research and Development in April 2007. Previously, he served as Vice President of Molecular Oncology at Ligand Pharmaceuticals, directing the cancer discovery efforts as well as genomics biomarker studies for Targretin. Prior to that, he served as Vice President of Drug Discovery Biology and Preclinical Development of ArQule, Inc., leading novel cell cycle checkpoint activation drug discovery and development efforts for ARQ-197. From 1993-2004, Dr. Ng co-led efforts in the discovery and development of multiple oncology drug candidates at Abbott, including a Bcl-2 inhibitor, farnesyl transferase inhibitors, and novel anti-mitotics as a founding member of Abbott oncology, a Senior Group Leader and a Volwiler Associate Fellow. Prior to his tenure at Abbott, Dr. Ng worked at Pfizer, Bristol-Myers Squibb and Harvard Medical School. He was adjunct Assistant Professor at the Chicago Medical School, and adjunct Faculty Member at Northwestern University. He had also served as a visiting Professor at Rutgers University, a visiting Research Staff Member at Princeton University, and an Instructor in Medicine at Harvard Medical School. Dr. Ng received a Ph.D. in Biochemistry from Purdue University, and a Postdoctoral

Fellowship from Howard Hughes Medical Institute and Harvard Medical School. Dr. Ng has published over 200 papers, abstracts and patent applications and he was the recipient of multiple scholarships and awards.
     Benjamin S. Levin has been our General Counsel, Vice President — Legal Affairs and Corporate Secretary since July 2004. From November 1999 to June 2004, Mr. Levin was an associate in the transactions department of the Los Angeles office of O’Melveny & Myers LLP. Mr. Levin received his S.B. in Economics from the Massachusetts Institute of Technology, and a J.D. degree from Stanford Law School.
     John Y. Caloz joined CytRx as our Chief Accounting Officer in October 2007. Before joining CytRx, he most recently served for one year as Chief Financial Officer of Occulogix, Inc., a NASDAQ-listed medical-therapy company. Prior to that, Mr. Caloz served for three years as Chief Financial Officer of IRIS International Inc., a California medical device manufacturer. Before that, he served as Chief Financial Officer of Synarc, Inc., a medical imaging company, and from 1993 to 1999 he was Senior Vice President, Finance and Chief Financial Officer of Phoenix International Life Sciences Inc. of Montreal, Canada, which was acquired by MDS Inc. in 1999. From 1983 to 1993, Mr. Caloz was a partner at Rooney, Greig, Whitrod, Filion & Associates of Saint Laurent, Quebec, Canada, a firm of Chartered Accountants specializing in research and development and technology companies. Mr. Caloz is a Chartered Accountant and holds a degree in Accounting from York University, Toronto, Canada.
Audit Committee
     Our board of directors has a standing Audit Committee currently composed of Messrs. Selter, Link, Rubinfeld and Wennekamp. Our board of directors has determined that Mr. Selter, one of the independent directors serving on our Audit Committee, also is an “audit committee financial expert” as defined by the SEC’s rules. Our board of directors has determined that Messrs. Link, Rubinfeld, Selter and Wennekamp are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
     Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required under Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that our directors and executive officers and greater than 10% shareholders for 2007 complied with all applicable Section 16(a) filing requirements, except that the initial Form 3 for John Caloz, our Chief Accounting Officer, was filed late due to an administrative oversight.
Code of Ethics
     We have adopted a Code of Ethics applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, a copy of which is available on our website at www.cytrx.com. We will furnish, without charge, a copy of our Code of Ethics upon request. Such requests should be directed to Attention: Corporate Secretary, 11726 San Vicente Boulevard, Suite 650, Los Angeles, California, or by telephone at 310-826-5648.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Overview of Executive Compensation Program
     The Compensation Committee of our board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to our other officers.
     Throughout this Annual Report, the individuals included in the Summary Compensation Table on page 48 are referred to as the “named executive officers.”

     Compensation Philosophy and Objectives
     The components of our executive compensation consist of salary, annual cash bonuses awarded based on the Compensation Committee’s subjective assessment of each individual executive’s job performance during the past year, stock option grants to provide executives with longer-term incentives, and occasional special compensation awards (either cash or stock options) to reward extraordinary efforts or results.
     The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. The Compensation Committee uses annual and other periodic cash bonuses to reward an officer’s achievement of specific goals and employee stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies. To that end, the Compensation Committee believes executive compensation packages provided by us to our named executive officers should include both cash compensation and stock options.
     Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the Compensation Committee has decided not to implement or offer any pension benefits, deferred compensation plans, or other similar plans for our named executive officers.
     As a biopharmaceutical company engaged in developing potential products that, to date, have not generated significant revenues and are not expected to generate significant revenues or profits for several years, the Compensation Committee also takes the company’s financial and working capital condition into account in its compensation decisions. Accordingly, the Compensation Committee historically has weighted bonuses more heavily with stock options rather than cash. The Compensation Committee may periodically reassess the proper weighting of equity and cash compensation in light of the company’s working capital situation from time to time.
     Role of Executive Officers in Compensation Decisions
     The Compensation Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of our other officers are made by our President and Chief Executive Officer.
     The Compensation Committee and the President and Chief Executive Officer annually review the performance of each named executive officer (other than the President and Chief Executive Officer, whose performance is reviewed only by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.
     Setting Executive Compensation
     Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. However, during 2007, the Compensation Committee did obtain and use in its compensation deliberations several third-party industry compensation surveys to establish cash and equity compensation for our executive officers. The Compensation Committee utilized this data to set compensation for our executive officers at levels targeted at or around a range of compensation amounts provided to executives at comparable companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation.
     2007 Executive Compensation Components
     For 2007, the principal components of compensation for the named executive officers were:
•	base salary;

•	annual bonuses; and

•	equity incentive compensation.
     Base Salary
     The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the year. Base salary ranges for the named executive officers are determined for each named executive officer based on his position and responsibility.
     During its review of base salaries for executives, the Compensation Committee primarily considers:
•	the negotiated terms of each executive employment agreement;

•	internal review of the executive’s compensation, both individually and relative to other named executive officers; and

•	individual performance of the executive.
     Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance. Base salaries for the named executive officers in 2007 were increased from the base salaries in effect during the prior year by amounts ranging from 7% for our prior Chief Financial Officer to 25% for our Chief Scientific Officer. Unless increased by the Compensation Committee, the salary for Mr. Kriegsman will remain in effect until the expiration of his employment agreement on December 31, 2009, while the salaries of the other named executive officers will remain in effect until the expiration of their respective employment agreements. The salaries and other terms of employment of Dr. Barber, our Chief Scientific Officer, and Mr. Levin, our General Counsel, Vice President — Legal Affairs and Corporate Secretary, are in the process of being negotiated with our compensation committee, as their employment is now month-to-month following the expiration of their employment agreements on December 31, 2007.
     Annual and Special Bonuses
     The Compensation Committee has not established an incentive compensation program with fixed performance targets. Because we do not generate significant revenues and have not commercially released any products, the Compensation Committee bases its discretionary compensation awards on the achievement of product development targets and milestones, effective fund-raising efforts, and effective management of personnel and capital resources, among other criteria. During 2007, the Compensation Committee granted Mr. Levin and Mr. Natalizio special bonuses of 10,000 and 5,000 shares of RXi common stock, respectively, in recognition of their efforts in establishing RXi as a stand-alone company. During 2007, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $400,000 and granted cash bonuses to the other named executive officers ranging from $15,000 to $151,000, each in conjunction with the end of their employment contract years, because of their efforts in helping us advance the development of our products, raise working capital and achieve other corporate goals.
     On March 11, 2008, the record date for our recent distribution of RXi shares to our stockholders, we awarded approximately 27,700 shares of RXi to our directors, officers and other employees, including the named executive officers, in connection with our separation from RXi to compensate those directors, officers and other employees for services performed in connection with the separation. Each of our directors, officers and other employees who held stock options to purchase our common stock received that number of RXi shares that such individual would have received in the separation, assuming such individual had, on the record date for the separation, exercised, in full, on a “net-exercise” basis, all such stock options to the extent then exercisable.
     Equity Incentive Compensation
     As indicated above, the Compensation Committee also aims to encourage the company’s executive officers to focus on long-term company performance by allocating to them stock options that vest over a period of several years. In 2007, the Compensation Committee granted to Mr. Kriegsman a nonqualified option to purchase 350,000 shares of our common stock at a price of $4.51 per share, which equaled the closing market price on the date of grant. The option vests monthly over three years, provided that Mr. Kriegsman continues in our employ through such monthly vesting periods. In addition, in connection with the hiring of Mitchell K. Fogelman as Chief Financial Officer, and the annual review of our other named executive officers, the Compensation Committee also granted stock options to those named executive officers. All of these other stock options had an exercise price equal to the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods.
     Retirement Plans, Perquisites and Other Personal Benefits
     We have adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible United States employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. Matching and profit-sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.
     We do not provide any of our executive officers with any other perquisites or personal benefits, other than benefits that we offer Mr. Kriegsman provided for in his employment agreement. As required by his employment agreement, during 2007 we paid insurance premiums with respect to a life insurance policy for Mr. Kriegsman which had a face value of approximately $1.4 million as of December 31, 2007 and under which Mr. Kriegsman’s designee is the beneficiary.
     Our stock option plans provide that all unvested options held by our employees, including the named executive officers, immediately vest upon a change of control. In addition, under our employment agreement with Mr. Kriegsman, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in his employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax, we have agreed to pay Mr. Kriegsman an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Except as described above, we do not have in effect any change of control provisions for payment to any named executive officer in the event of a change in control of CytRx.
     Ownership Guidelines
     The Compensation Committee has no requirement that each named executive officer maintain a minimum ownership interest in our company.
     Our long-term incentive compensation consists solely of periodic grants of stock options to our named executive officers. The stock option program:
•	links the creation of stockholder value with executive compensation;

•	provides increased equity ownership by executives;

•	functions as a retention tool, because of the vesting features included in all options granted by the Compensation Committee; and

•	maintains competitive levels of total compensation.
     We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the ten-year option term. Vesting and exercise rights cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Our Board of Directors has granted our President and Chief Executive Officer discretion to grant up to 100,000 options to employees upon joining our company, and to grant an additional “discretionary pool” of up to 100,000 options during each annual employee review cycle. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones (such as commencement and completion of clinical trials) and attaining other annual corporate goals and objectives. On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our new executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance-based awards.
     It is our policy to award stock options at an exercise price equal to The NASDAQ Capital Market’s closing price of our common stock on the date of the grant. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the common stock on the grant date. The Compensation Committee has never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted options which are priced on a date other than the grant date. For purposes of determining the exercise price of stock options, the grant date is deemed to be the first day of employment for newly hired employees, or the date on which the Compensation Committee or the Chief Executive Officer, as applicable, approves the stock option grant to existing employees.
     We have no program, practice or plan to grant stock options to our executive officers, including new executive officers, in coordination with the release of material nonpublic information. We also have not timed the release of material nonpublic information for the purpose of affecting the value of stock options or other compensation to our executive officers, and we have no plan to do so. We have no policy regarding the adjustment or recovery of stock option awards in connection with the restatement of our financial statements, as our stock option awards have not been tied to the achievement of specific financial goals.
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
     Accounting for Share-Based Compensation
     Beginning on January 1, 2006, we began accounting for share-based compensation in accordance with the requirements of FASB Statement 123(R), Share-Based Payment. This accounting treatment has not significantly affected our compensation decisions. The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company’s compensation policy.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Joseph Rubinfeld, Ph.D., Marvin R. Selter and Richard L. Wennekamp served as all of the members of the Compensation Committee during 2007.
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

Summary Compensation Table
     The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2007 and 2006 by Steven A. Kriegsman, Mitchell K. Fogelman and Matthew Natalizio, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2007, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2007:
Summary Compensation Table

				Option
			Bonus	Awards	All Other		Total
Name and Position	Year	Salary ($)	($) (1)	($) (2)	Compensation ($)		($)
Steven A. Kriegsman President and Chief Executive Officer	2007	524,767	—	295,534	—		820,301
	2006	417,175	800,000	340,426	—		1,557,601
Mitchell K. Fogelman Chief Financial Officer and Treasurer (3)	2007	76,763	—	35,665	—		112,428
Matthew Natalizio Chief Financial Officer and Treasurer (3)	2007	175,573	—	—	5,224	(5)	180,797
	2006	204,115	83,000	78,472	—		365,587
Jack R. Barber, Ph.D. Chief Scientific Officer	2007	327,074	—	168,876	—		495,950
	2006	261,750	218,750	90,544	—		571,044
Benjamin S. Levin General Counsel, Vice President — Legal Affairs and Secretary	2007	250,000	—	84,438	—		334,438
	2006	208,170	219,750	120,550	—		548,470
Tod Woolf, Ph.D. President and Chief Executive Officer of RXi Pharmaceuticals Corporation (4)	2007	216,347	87,500	236,433 (6)	33,302	(7)	573,582
	2006	—	—	—	115,830	(7)	115,830

(1)	Bonuses to the named executive officers reported above relating to 2006 were paid in both June 2006, in connection with the contractual year end for those officers, and also in April 2007, following our decision to determine and award bonuses in connection with each fiscal year end. For purposes of this table, the entire amount of the bonus paid as attributed to 2006 has been presented as a 2006 amount. We plan to determine and award annual bonuses for 2007 at our next regularly scheduled Compensation Committee meeting, and we will report any bonuses so awarded when made in a Current Report on Form 8-K. The bonus for Dr. Woolf was paid by RXi on January 10, 2008.

(2)	The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2006 and 2007 fiscal years for the fair value of stock options granted in 2006 and 2007 and prior fiscal years in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2000 Long-Term Incentive Plan, which is described in Note 12 of the Notes to Consolidated Financial Statements.

(3)	Mr. Natalizio served as our Chief Financial Officer and Treasurer through September 7, 2007, and Mr. Fogelman has served in that capacity since September 11, 2007.

(4)	As of March 11, 2008, we no longer owned a majority of the outstanding common stock of RXi, and thus Mr. Woolf is no longer considered an executive officer of CytRx. Amounts reported above with respect to Dr. Woolf were paid by RXi unless otherwise noted.

(5)	Represents premiums paid for medical, dental and vision insurance for Mr. Natalizio following his resignation in September 2007.

(6)	Represents the fair value of RXi employee stock options issued to Dr. Woolf.

(7)	Consists of $33,000 and $115,830 in consulting fees paid by CytRx Corporation in 2007 and 2006, respectively, and $302 of life insurance premiums paid by RXi in 2007.

2007 Grants of Plan-Based Awards
     In 2007, we granted stock options to our named executive officers under our 2000 Long-Term Incentive Plan as follows:
2007 Grants of Plan-Based Awards

		All Other		Grant Date
		Option Awards	Exercise Price of	Fair Value of
		(# of CytRx	Option Awards	Option Awards
Name	Grant Date	Shares)	($/Sh)	($)
Steven A. Kriegsman	4/18/2007	350,000	$4.51	$1,328,600
President and Chief Executive Officer
Mitchell K. Fogelman	9/11/2007	150,000	$3.40	$426,600
Chief Financial Officer and Treasurer
Matthew Natalizio	—	—	—	—
Chief Financial Officer and Treasurer
Jack R. Barber, Ph.D.	4/18/2007	200,000	$4.51	$759,200
Chief Scientific Officer
Benjamin S. Levin	4/18/2007	100,000	$4.51	$379,600
General Counsel, Vice President — Legal Affairs and Secretary
Tod Woolf, Ph.D. (1)	—	—	—	—
President and Chief Executive Officer of RXi Pharmaceuticals Corporation

(1)	No stock options were awarded by CytRx to Dr. Woolf in 2007. On May 23, 2007, RXi granted to Dr. Woolf ten-year options to purchase 316,994 shares of RXi’s common stock under the RXi Pharmaceutical Corporation 2007 Incentive Plan at an exercise price of $5.00 per share.
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
     The aggregate number of shares of our common stock reserved and available for awards under the Plan is 10,000,000 shares. As of March 28, 2008, there were 6,075,300 shares previously issued or subject to outstanding Plan awards and 2,116,253 shares were reserved for issuance pursuant to future awards under the Plan. The maximum number of shares of common stock with respect to one or more options and stock appreciation rights that we may grant during any one calendar year under the Plan to any one participant is 1,000,000; except that in connection with his or her initial employment with the company or an affiliate, a participant may be granted options for up to an additional 1,000,000 shares. The maximum fair market value of any awards that any one participant may receive during any one calendar year under the Plan is $1,000,000, not including the value of options and stock appreciation rights (less any consideration paid by the participant for such award). We also have two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include 9,167 and 100,041 shares subject to outstanding stock options. As the terms of the plans provide that no options may be issued after 10 years, no options are available under the 1994 Plan. Under the 1998 Long Term Incentive Plan, 29,517 shares are available for future grant.
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

Holdings of Previously Awarded Equity
     Equity awards held as of December 31, 2007 by each of our named executive officers were issued under our 2000 Long-Term Incentive Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2007:
2007 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised			Option
	Options			Exercise	Option
	(#)			Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Steven A. Kriegsman	77,854	(1)	272,146	4.51	4/18/17
President and Chief Executive Officer	100,028	(1)	99,972	1.38	6/16/16
	258,307	(1)	41,693	.79	5/17/15
	250,000	(2)	—	2.47	6/19/13
	750,000	(2)	—	2.47	6/20/13
Mitchell K. Fogelman	12,539	(1)	137,461	3.40	9/11/17
Chief Financial Officer and Treasurer
Matthew Natalizio	—		—	—	—
Chief Financial Officer and Treasurer
Jack R. Barber, Ph.D.	44,488	(1)	155,512	4.51	4/18/17
Chief Scientific Officer	50,014	(1)	49,986	1.38	6/16/16
	129,154	(1)	20,846	.79	5/17/15
	100,000	(2)	—	1.13	7/06/14
Benjamin S. Levin	22,244	(1)	77,756	4.51	4/18/17
General Counsel, Vice President — Legal	45,013	(1)	44,987	1.38	6/16/16
Affairs and Secretary	141,652	(1)	8,348	.79	5/17/15
	160,000	(2)	—	1.39	7/15/14
Tod Woolf, Ph.D. (3)	—		—	—	—
President and Chief Executive Officer of RXi Pharmaceuticals Corporation

(1)	These options vest in 36 equal monthly installments, subject to the option holder’s remaining in our continuous employ through such dates.

(2)	These options vest in three annual installments, subject to the option holder’s remaining in our continuous employ through such dates.

(3)	Dr. Woolf has not been issued any equity by CytRx. On May 23, 2007, RXi granted to Dr. Woolf ten-year options to purchase 316,994 shares of RXi’s common stock under the RXi Pharmaceutical Corporation 2007 Incentive Plan at an exercise price of $5.00 per share. As of December 31, 2007, 61,709 of those stock options were exercisable, and the remaining 255,285 options were not exercisable.
Option Exercises and Stock Vested
     The following table provides information regarding exercises of stock options by each of our named executive officers during 2007:
2007 Exercises of Plan-Based Awards

Number of
	Shares Acquired	Value Realized
Name	on Exercise	On Exercise ($)(1)
Steven A. Kriegsman	—	$—
President and Chief Executive Officer

Number of
	Shares Acquired	Value Realized
Name	on Exercise	On Exercise ($)(1)
Mitchell K. Fogelman	—	$—
Chief Financial Officer and Treasurer
Matthew Natalizio	237,496	$582,437
Chief Financial Officer and Treasurer
Jack R. Barber, Ph.D.	—	$—
Chief Scientific Officer
Benjamin S. Levin	—	$—
General Counsel, Vice President — Legal Affairs and Secretary
Tod Woolf, Ph.D.	—	$—
President and Chief Executive Officer of RXi Pharmaceuticals Corporation

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.
Employment Agreements and Potential Payment upon Termination or Change in Control
     Employment Agreement with Steven A. Kriegsman
     Mr. Kriegsman is employed as our Chief Executive Officer and President pursuant to an employment agreement that was amended as of May 2007 to continue through December 31, 2009. The employment agreement will automatically renew in December 2009 for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.
     Under his employment agreement as amended, Mr. Kriegsman is entitled to receive an annual base salary of $500,000. Our board of directors (or its Compensation Committee) will review the base salary annually and may increase (but not decrease) it in its sole discretion. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. Pursuant to his employment agreement with us, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and President and that he may continue to serve as Chairman of the Kriegsman Group only so long as necessary to complete certain current assignments.
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
     Potential Payment upon Termination or Change in Control for Steven A. Kriegsman
     Mr. Kriegsman’s employment agreement contains no provision for payment to him in the event of a change in control of CytRx. If, however, a change in control (as defined in our 2000 Long-Term Incentive Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without cause or by him for good reason (each as defined in his employment agreement), then, in addition to the severance benefits described above, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.
     Employment Agreement with Mitchell K. Fogelman
     Mitchell K. Fogelman is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of September 11, 2007 that expires on December 31, 2008. Mr. Fogelman is entitled under his employment agreement to receive an annual base salary of $250,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion. As an incentive to enter into his employment agreement, Mr. Fogelman was granted as of September 11, 2007, a ten-year, nonqualified option under our 2000 Long-Term Incentive Plan to purchase 150,000 shares of our common stock at a price of $3.40 per share. This option will vest as to 1/36th of the shares covered thereby each month after the date of the employment agreement, provided that Mr. Fogelman remains in our continuous employ.
     In the event we terminate Mr. Fogelman’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.
     Employment Agreement with Jack R. Barber, Ph.D.
     Jack R. Barber, Ph.D. is employed as our Chief Scientific Officer on a month-to-month basis following the expiration of an employment agreement that is in the process of being renegotiated after expiring on December 31, 2007. Dr. Barber is paid an annual base salary of $325,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion.
     In the event we terminate Dr. Barber’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to three months’ base salary.
     Employment Agreement with Benjamin S. Levin
     Benjamin S. Levin is employed as our Vice President — Legal Affairs, General Counsel and Secretary on a month-to-month basis following the expiration of an employment agreement that is in the process of being renegotiated after expiring on December 31, 2007. Mr. Levin is paid an annual base salary of $250,000 and is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion.
     In the event we terminate Mr. Levin’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.
     Employment Agreement with Tod Woolf, Ph.D.
     CytRx and RXi entered into an employment agreement with Tod Woolf, Ph.D. dated February 22, 2007, under which Dr. Woolf is engaged to continue his employment as RXi’s President and Chief Executive Officer through December 31, 2008. Dr. Woolf is entitled under his employment agreement to receive an annual base salary of $250,000 and has been granted by RXi a ten-year option to purchase 316,994 shares of RXi common stock at an exercise price of $5.00 per share. This option will vest in equal monthly installments over three years, subject to accelerated vesting in certain events.

     In the event Dr. Woolf’s employment is terminated without “cause” (as defined) or Dr. Woolf terminates his employment for “good reason” (as defined), RXi has agreed to pay him a lump sum equal to his base salary for the longer of twelve months and the remainder of the term of his employment agreement, but in no event less than $125,000.
Quantification of Termination Payments and Benefits
     The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment by his voluntary resignation or termination, by a termination of the executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and in the event of the executive’s permanent disability or death of the executive is shown below. The amounts assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.
Termination Payments and Benefits

		Termination w/o Cause or
		for Good Reason
		Before Change in	After Change in		Disability	Change in
Name	Benefit	Control ($)	Control ($)	Death ($)	$	Control ($)
Steven A. Kriegsman	Severance Payment	1,000,000	1,000,000	1,000,000	1,000,000	—
President and Chief Executive	Stock Options (1)	231,430	—	231,430	231,430	231,430
Officer	Health Insurance (2)	45,704	45,704	45,704	45,704	—
	Life Insurance	11,350	11,350	—	11,350	—
	Bonus	300,000	300,000	300,000	300,000	—
	Tax Gross Up (3)	—	0	—	—	—
Mitchell K. Fogelman	Severance Payment	125,000	125,000	—	—	—
Chief Financial Officer and Treasurer	Stock Options (1)	—	—	—	—	—
Jack R. Barber, Ph.D.	Severance Payment	68,750	68,750	—	—	—
Chief Scientific Officer	Stock Options (1)	—	—	—	—	115,714
Benjamin S. Levin	Severance Payment	125,000	125,000	—	—	—
General Counsel, Vice President — Legal Affairs and Secretary	Stock Options (1)	—	—	—	—	82,793
Tod Woolf, Ph.D.(4)	Severance Payment	250,000	250,000	—	—	—
President and Chief Executive	Stock Options (1)	449,000	—	—	—	978,098
Officer of RXi	Benefits	14,500	14,500	—	—	—

(1)	Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2007, determined by the aggregate difference between the stock price as of December 31, 2007 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2007 for the family health benefits provided to Mr. Kriegsman for a period of two years.

(3)	Mr. Kriegsman’s employment agreement provides that if a change in control (as defined in our 2000 Long-Term Incentive Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without cause or by him for good reason (each as defined in his employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on Mr. Kriegsman’s past compensation and the estimated payment that would result from a termination of his employment following a change in control, we have estimated that a gross-up payment would not be required.

(4)	As of March 11, 2008, we no longer owned a majority of the outstanding common stock of RXi Pharmaceuticals Corporation, and thus Mr. Woolf is no longer considered an executive officer of CytRx. Amounts reported above with respect to Dr. Woolf would be payable by RXi. Stock option amounts for Dr. Woolf relate to options to purchase RXi common stock granted pursuant to the RXi Pharmaceutical Corporation 2007 Incentive Plan.

     In connection with Mr. Natalizio’s resignation as our Chief Financial Officer in September 2007, we paid approximately $5,000 of premiums for continuing medical, dental and vision insurance.
Compensation of Directors
     The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2007:
Director Compensation Table

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name (1)	($) (2)	($) (3)	($)
Max Link, Ph.D.	108,173	70,000	178,173
Chairman
Marvin R. Selter	169,834	70,000	239,834
Vice Chairman
Louis Ignarro, Ph.D.	26,750	70,000	96,750
Director
Joseph Rubinfeld, Ph.D.	80,066	70,000	150,066
Director
Richard Wennekamp	76,990	70,000	146,990
Director

(1)	Steven A. Kriegsman does not receive additional compensation for his role as a Director. For information relating to Mr. Kriegsman’s compensation as President and Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for attendance at meetings during the year.

(3)	In July 2007, we granted stock options to purchase 25,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director, which had a grant date fair value of $2.80 calculated in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2000 Long-Term Incentive Plan, which is described in Note 12 of the Notes to Consolidated Financial Statements.
     We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors’ current compensation schedule has been in place since May 2007. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of stockholders. The annual retainer year period has been in place for directors since 2003. Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.
     Our non-employee directors receive a quarterly retainer of $3,000 ($9,500 for the Chairman of the Board and $8,000 for the Chairman of the Audit Committee), a fee of $3,000 for each board meeting attended ($2,000 for meetings attended by teleconference and $750 for board actions taken by unanimous written consent), $2,000 for each meeting of the audit committee attended, and $1,000 for each other committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the nomination and governance committee or the compensation committee attended and an additional $2,500 for each meeting attended of the audit committee. In July 2007, we granted stock options to purchase 25,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director. The options were vested, in full, upon grant.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 20, 2008 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 20, 2008 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 90,743,553 shares of our common stock outstanding as of March 20, 2008. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of
	Common Stock
Name of Beneficial Owner	Number	Percent
Louis Ignarro, Ph.D.(1)	538,916	*
Steven A. Kriegsman(2)	5,575,274	6.0%
Max Link(3)	159,519	*
Joseph Rubinfeld(4)	97,000	*
Marvin R. Selter(5)	442,451	*
Richard L. Wennekamp(6)	90,000	*
Mitchell K. Fogelman(7)	33,336	*
Jack R. Barber(8)	404,161	*
Shi Chung Ng (9)	50,004	*
Benjamin S. Levin(10)	403,614	*
All executive officers and directors as a group (ten persons)(11)	7,794,275	8.3%

(1)	Includes 447,000 shares subject to options or warrants.

(2)	Includes 1,554,174 shares subject to options or warrants. Mr. Kriegsman’s address is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049.

(3)	Includes 104,543 shares subject to options or warrants.

(4)	Includes 97,000 shares subject to options or warrants.

(5)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover. Includes 85,000 shares subject to options or warrants owned by Mr. Selter.

(6)	Includes 85,000 shares subject to options or warrants.

(7)	Includes 33,336 shares subject to options or warrants.

(8)	Includes 404,161 shares subject to options or warrants.

(9)	Includes 50,004 shares subject to options or warrants.

(10)	Includes 403,614 shares subject to options or warrants.

(11)	Includes 3,263,832 shares subject to options or warrants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Director Independence
     Our board of directors has determined that Messrs. Link, Rubinfeld, Selter, Ignarro and Wennekamp are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) which could be inconsistent with a finding of their independence as members of our board of directors or as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.
Transactions with Related Persons
General
     Our Audit Committee is responsible for reviewing and approving, as appropriate, all transactions with related persons, in accordance with its Charter and NASDAQ Marketplace Rules. We had no transactions with related persons in 2007, and there are no transactions currently proposed for 2008.
     Transactions between us and one or more related persons may present risks or conflicts of interest or the appearance of conflicts of interest. Our Code of Ethics requires all employees, officers and directors to avoid activities or relationships that conflict, or may be perceived to conflict, with our interests or adversely affect our reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate so long as there is full disclosure of the interest of the related parties in the transaction and review and approval by disinterested directors to ensure there is a legitimate business reason for the transaction and that the transaction is fair to us and our stockholders.
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
     For purposes of our Audit Committee’s review:
•	“related person” has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K (“Item 404(a)”); and

•	“related person transaction” means any transaction for which disclosure is required under the terms of Item 404(a) involving the Company and any related persons.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     BDO Seidman, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2007, 2006 and 2005.
Audit Fees
     The fees for 2007 and 2006 billed to us by BDO for professional services rendered for the audit of our annual consolidated financial statements and internal controls over financial reporting and for the 2006 audit of management’s assessment of internal controls over financial reporting were $656,000 and $815,000, respectively. In 2005, the fees for the audit of our annual financial statements were $170,000.
Audit Related Fees
     BDO rendered $804,000 of other audit-related services related to the RXi registration statement in 2007 and $113,000 of audit-related services in 2006. There were no other audit-related services for 2005.
Tax Fees
     The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $43,000 for 2007 and $25,000 for 2006. We did not engage BDO to perform any tax-related services for 2005.
All Other Fees
     No other services were rendered by BDO for 2007, 2006 or 2005.
Pre-Approval Policies and Procedures
     It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2007 and 2006.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this 10-K:
     (1) Financial Statements
Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-25 of this Annual Report. These consolidated financial statements are as follows:
     Consolidated Balance Sheets as of December 31, 2007 and 2006
     Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
     Notes to Consolidated Financial Statements
     Reports of Independent Registered Public Accounting Firms
     (2) Financial Statement Schedules
     The following financial statement schedule is set forth on page F-25 of this Annual Report.
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005
     All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.
(b) Exhibits
     See Exhibit Index on page 61 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit
Number	Description	Footnote
3.1	Amended and Restated Certificate of Incorporation, as amended

3.2	Restated By-Laws, as amended

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company as Rights Agent	(a)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement	(e)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement	(s)

4.4	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the May 29, 2003 private placement	(i)

4.5	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the September 16, 2003 private placement	(j)

4.6	Warrant issued on May 10, 2004 to MBN Consulting, LLC	(k)

4.7	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the October 4, 2004 private placement	(l)

4.8	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the January 2005 private placement	(m)

4.9	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the March 2006 private placement	(p)

10.1*	1994 Stock Option Plan, as amended and restated	(b)

10.2*	1995 Stock Option Plan	(r)

10.3*	1998 Long-Term Incentive Plan	(d)

10.4*	2000 Long-Term Incentive Plan	(e)

10.5*	Amendment No. 1 to 2000 Long-Term Incentive Plan	(g)

10.6*	Amendment No. 2 to 2000 Long-Term Incentive Plan	(g)

10.7*	Amendment No. 3 to 2000 Long-Term Incentive Plan	(j)

10.8*	Amendment No. 4 to 2000 Long-Term Incentive Plan	(j)

10.9†	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated	(f)

10.10†	Agreement between CytRx Corporation and Dr. Robert Hunter regarding SynthRx, Inc dated October 20, 2003	(j)

10.11	Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(j)

10.12	Assignment to CytRx Corporation effective July 1, 2003 of Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(j)

10.13	Asset Sale and Purchase Agreement dated October 4, 2004, by and among CytRx Corporation, Biorex Research & Development, RT and BRX Research and Development Company Ltd	(l)

10.14*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman	(n)

10.15	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(o)

10.16*	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Dr. Jack Barber	(q)
10.17*	Second Amended and Restated Employment Agreement dated June 16, 2006 between CytRx Corporation and Benjamin S. Levin	(q)

Exhibit
Number	Description	Footnote
10.18	Royalty Agreement dated August 28, 2006 between CytRx Corporation and Kenneth Council, as Trustee of the ALS Charitable Remainder Trust	(r)

10.19	Contribution Agreement, dated as of January 8, 2007, between CytRx Corporation and RXi Pharmaceuticals Corporation	(t)

10.20	Reimbursement Agreement, dated January 8, 2007, between CytRx Corporation and RXi Pharmaceuticals Corporation	(t)

10.21	Voting agreement, dated as of January 10, 2007, between CytRx Corporation and the University of Massachusetts	(t)

10.22	Master Agreement for Clinical Trials Management Services, dated February 5, 2007, between CytRx Corporation and Pharmaceutical Research Associates	(t)

10.23	Stockholders agreement, dated February 23, 2007, among CytRx Corporation, RXi Pharmaceuticals Corporation, Craig C. Mello, Ph.D., Tariq Rana, Ph.D., Gregory J. Hannon, Ph.D., and Michael P. Czech, Ph.D	(t)

10.24	Form of Purchase Agreement, dated as of April 17, 2007, by and between CytRx Corporation and each of the selling stockholders named therein	(u)

10.25	Contribution Agreement, dated as of April 30, 2007, between CytRx Corporation and RXi Pharmaceuticals Corporation	(t)

10.26*	Employment Agreement dated April 30, 2007, between CytRx Corporation and Shi Chung Ng	(v)

10.27*	Lease dated July 20, 2007, between CytRx Corporation and BMR-3030 Bunker Hill Street LLC	(v)

10.28*	Employment Agreement dated September 11, 2007, between CytRx Corporation and Mitchell K. Fogelman	(w)

10.29*	Employment Letter dated October 26, 2007, between CytRx Corporation and John Y. Caloz	(w)

21.1	Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 1997

(b)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1997

(c)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-93818) filed on June 22, 1995

(d)	Incorporated by reference to the Registrant’s Proxy Statement filed on April 30, 1998

(e)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 27, 2001

(f)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2001

(g)	Incorporated by reference to the Registrant’s Proxy Statement filed June 10, 2002

(h)	Incorporated by reference to the Registrant’s 10-Q filed on May 15, 2003

(i)	Incorporated by reference to the Registrant’s 8-K filed on May 30, 2003

(j)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004

(k)	Incorporated by reference to the Registrant’s 10-Q filed on August 16, 2004

(l)	Incorporated by reference to the Registrant’s 8-K filed on October 5, 2004

(m)	Incorporated by reference to the Registrant’s 8-K filed on January 21, 2005

(n)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005

(o)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005

(p)	Incorporated by reference to the Registrant’s 8-K filed on March 3, 2006

(q)	Incorporated by reference to the Registrant’s 10-Q filed on August 3, 2006

(r)	Incorporated by reference to the Registrant’s 10-Q filed on November 13, 2006

(s)	Incorporated by reference to the Registrant’s 10-K filed on April 2, 2007

(t)	Incorporated by reference to the Registrant’s 10-Q filed on May 10, 2007

(u)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2007

(v)	Incorporated by reference to the Registrant’s 10-Q filed on August 9, 2007

(w)	Incorporated by reference to the Registrant’s 10-Q filed on November 14, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2008	CYTRX CORPORATION
	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$50,498,261	$30,381,393
Short-term investments, at amortized cost	9,951,548	—
Accounts receivable	101,217	105,930
Prepaid expenses and other current assets	930,596	233,323

Total current assets	61,481,622	30,720,646
Equipment and furnishings, net	1,573,290	252,719
Molecular library, net	193,946	283,460
Goodwill	183,780	183,780
Other assets	713,398	195,835

Total assets	$64,146,036	$31,636,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,946,215	$955,156
Accrued expenses and other current liabilities	3,700,866	2,722,478
Deferred revenue, current portion	8,399,167	6,733,350

Total current liabilities	14,046,248	10,410,984
Deferred revenue, non-current portion	7,167,381	16,075,117

Total liabilities	21,213,629	26,486,101

Minority interest	2,708,368	—

Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 5,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 90,397,867 and 70,788,586 shares issued and outstanding at December 31, 2007 and 2006, respectively	90,398	70,789
Additional paid-in capital	203,905,691	146,961,657
Treasury stock, at cost (633,816 shares held, at December 31, 2007 and 2006, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(161,492,812)	(139,602,869)

Total stockholders’ equity	40,224,039	5,150,339

Total liabilities and stockholders’ equity	$64,146,036	$31,636,440

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005

Revenue:
Service revenue	$7,241,920	$1,858,772	$82,860
Licensing revenue	101,000	101,000	101,500
Grant revenue	116,118	105,930	—

	7,459,038	2,065,702	184,360

Expenses:
Research and development (includes an aggregate of 462,112 shares of RXi common stock valued at $2,310,560 issued in exchange for licensing rights in the second quarter of 2007)	18,823,802	9,781,007	9,087,270
General and administrative	14,822,142	9,657,257	6,424,106
Depreciation and amortization	272,229	227,704	217,095

	33,918,173	19,665,968	15,728,471

Loss before other income	(26,459,135)	(17,600,266)	(15,544,111)
Other income:
Interest and dividend income	2,663,542	996,647	206,195
Gain on lease termination	—	—	163,604
Other income (expense), net	1,496,979	(3,205)	—

	(22,298,614)	(16,606,824)	(15,174,312)
Minority interest in losses of subsidiary	448,671	—	81,452

Net loss before provision for income taxes	(21,849,943)	(16,606,824)	(15,092,860)
Provision for income taxes	(40,000)	(145,000)	—

Net loss	(21,889,943)	(16,751,824)	(15,092,860)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	(488,429)	(1,075,568)

Net loss applicable to common stockholders	$(21,889,943)	$(17,240,253)	$(16,168,428)

Basic and diluted loss per share	$(0.26)	$(0.25)	$(0.28)

Basic and diluted weighted average shares outstanding	84,006,728	68,105,626	56,852,402

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2004	40,189,688	$40,190	$110,028,327	$(106,194,187)	$(2,279,238)	$1,595,092
Common stock and warrants issued in connection with private placements	18,084,494	18,084	19,572,362	—	—	19,590,446
Issuance of stock options/warrants:
For services and licenses	—	—	586,471	—	—	586,471
For minority interest	—	—	273,000	—	—	273,000
Options and warrants exercised	1,009,778	1,010	255,203	—	—	256,213
Deemed dividend	—	—	1,075,569	(1,075,569)	—	—
Net loss	—	—	—	(15,092,860)	—	(15,092,860)

Balance at December 31, 2005	59,283,960	59,284	131,790,932	(122,362,616)	(2,279,238)	7,208,362
Common stock and warrants issued in connection with private placements	10,650,795	10,651	12,393,709	—	—	12,404,360
Issuance of stock options/warrants for services and licenses	149,928	150	1,930,098	—	—	1,930,248
Options and warrants exercised	703,903	704	358,489	—	—	359,193
Deemed dividend	—	—	488,429	(488,429)	—	—
Net loss	—	—	—	(16,751,824)	—	(16,751,824)

Balance at December 31, 2006	70,788,586	70,789	146,961,657	(139,602,869)	(2,279,238)	5,150,339
Common stock and warrants issued in connection with private placements	8,615,000	8,615	34,239,442	—	—	34,248,057
Issuance of stock options/warrants for services and licenses			2,402,035	—	—	2,402,035
Options and warrants exercised	10,994,281	10,994	18,778,180	—	—	18,789,174
Issuance of stock options by subsidiary	—	—	1,524,377	—	—	1,524,377
Net loss	—	—	—	(21,889,943)	—	(21,889,943)

Balance at December 31, 2007	90,397,867	$90,398	$203,905,691	$(161,492,812)	$(2,279,238)	$40,224,039

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(21,889,943)	$(16,751,824)	$(15,092,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	272,229	227,704	217,095
Non-cash earned on short-term investments	(172,055)	—	—
Loss on retirement of equipment	—	2,864	—
Minority interest in losses of subsidiary	(448,671)	—	(81,452)
Gain on lease termination	—	—	(163,604)
Stock option and warrant expense	3,511,541	1,284,032	366,753
Common stock issued for services	3,089,639	262,500	—
Non-cash stock compensation related to research and development	—	411,530	219,718
Changes in assets and liabilities:
Accounts receivable	4,713	66,930	(172,860)
Prepaid expenses and other current assets	(1,214,836)	100,295	596,935
Accounts payable	757,086	139,530	(845,477)
Deferred revenue	(7,241,919)	22,533,467	—
Accrued expenses and other current liabilities	978,388	1,082,557	456,637

Total adjustments	(463,885)	26,111,409	593,745

Net cash provided by (used in) operating activities	(22,353,828)	9,359,585	(14,499,115)

Cash flows from investing activities:
Purchases of short-term investments	(9,779,493)	—	—
Redemption of short-term investments	—	—	1,011,814
Purchases of equipment and furnishings	(1,269,313)	(41,133)	(47,563)

Net cash provided by (used in) investing activities	(11,048,806)	(41,133)	964,251

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	18,789,173	359,191	256,213
Net proceeds from issuances of common stock	34,248,058	12,404,360	19,590,446
Capital contributions from minority interest	482,271	—	—

Net cash provided by financing activities	53,519,502	12,763,551	19,846,659

Net increase in cash and cash equivalents	20,116,868	22,082,003	6,311,795
Cash and cash equivalents at beginning of year	30,381,393	8,299,390	1,987,595

Cash and cash equivalents at end of year	$50,498,261	$30,381,393	$8,299,390

Supplemental disclosure of cash flow information:
Cash received during the years for interest received	$2,491,487	$996,647	$206,195

Cash paid during the years for income taxes	$183,461	$—	$—

Supplemental disclosures of non-cash investing activities:
Fair market value of options and warrants provided for goods and services	$—	$705,794	$586,471

Fair market value of common stock exchanged for minority interest in subsidiary	$—	$—	$273,000

Acquisition of property and equipment through accrued liabilities	$233,974	$—	$—

Non-cash financing activities:
During 2007, the Company allocated $289,254 of additional paid in capital arising from subsidiary common stock options issued to minority interest.
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

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
     CytRx Corporation (“CytRx” or the “Company”) is clinical-stage biopharmaceutical company engaged in developing human therapeutic products based primarily upon our small-molecule molecular chaperone amplification technology. Molecular chaperone proteins occur normally in human cells and are key components of the body’s defenses against potentially toxic mis-folded cellular proteins. Since damaged toxic proteins called aggregates are thought to play a role in many diseases, the Company believes that amplification of molecular chaperone proteins could have therapeutic efficacy for a broad range of indications. Currently, the Company is using its chaperone amplification technology to develop treatments for neurodegenerative disorders and diabetic complications. CytRx currently owns approximately 49% of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. At December 31, 2007, CytRx owned approximately 85% of RXi, and on March 11, 2007, CytRx paid approximately 36% of its shares of RXi common stock as a dividend to CytRx stockholders. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity.
     At December 31, 2007, the Company had cash, cash equivalents and short-term investments of $60.4 million, including $11.7 million held by RXi. Management believes that CytRx’s current resources will be sufficient to support its currently planned level of operations into the second half of 2009. This estimate is based, in part, upon the Company’s currently projected expenditures for 2008 of approximately $29.2 million, including approximately $5.1 million for its clinical program for arimoclomol for ALS and related studies, approximately $6.4 million for its planned Phase II clinical trial of arimoclomol in stroke patients and Phase II clinical trial of iroxanadine for diabetic ulcers, approximately $9.2 million for equipping and operating its research laboratory in San Diego, California, and approximately $8.5 million for other general and administrative expenses. Management believes that RXi’s current resources will be sufficient to support its currently planned level of operations into the second quarter of 2009. Projected expenditures for CytRx and RXi are based upon numerous assumptions and subject to many uncertainties, and the Company’s actual expenditures may be significantly different from these projections. The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
2. Summary of Significant Accounting Policies
     Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of CytRx together with those of its wholly-owned and majority-owned subsidiaries. The accounts of CytRx Laboratories, less the minority interest, are included through June 30, 2005, when the Company purchased the outstanding 5% interest in CytRx Laboratories (see Note 11) and CytRx Laboratories became wholly owned by the Company. RXi began its operations in 2007, and had no operations during 2006.
     Revenue Recognition — Biopharmaceutical revenues consist of license fees from strategic alliances with pharmaceutical companies as well as service and grant revenues. Service revenues consist of contract research and laboratory consulting. Grant revenues consist of government and private grants.
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
     In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALSCRT has no obligation to provide any further funding to the Company. The Company has concluded that due to the research and development components of the transaction that it is properly accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. Accordingly, the Company has recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. The Company believes that this method best approximates the efforts expended related to the services provided. The Company adjusts its estimates of expense incurred for this research and development on a quarterly basis. For the years ended December 31, 2007 and 2006, the Company recognized approximately $7.2 and $1.8 million, respectively, of service revenue related to this transaction. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.
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
     Other Income — In June 2007, the Company recognized $1.5 million of income arising from a fee received pursuant to a change-in-control provision included in the purchase agreement for its 1998 sale of its animal pharmaceutical unit. Management concluded that the fee did not represent revenue generated from the Company’s normal course of its business, and accordingly the Company recorded this fee as other income.
     Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.
     Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.
     Short-term Investments — RXi has purchased zero coupon U.S Treasury Bills at a discount. These securities mature within the next twelve months. They are classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, are measure at amortized cost since RXi has the intent and ability to hold these securities to maturity. The interest income has been amortized at the effective interest rate.
     Equipment and Furnishings — Equipment and Furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest an impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.
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
     Basic and Diluted Loss per Common Share — Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 17.1 million shares, 30.2 million shares and 24.7 million shares at December 31, 2007, 2006 and 2005, respectively. In connection with the Company’s adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, the Company recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005 to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.
     Shares Reserved for Future Issuance — As of December 31, 2007, the Company has reserved approximately 2.2 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to consultants and investors.
     Stock-based Compensation — Prior to January 1, 2006, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.
     The Company’s share-based employee compensation plans are described in Note 12. On January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 and SFAS 123, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The following table illustrates the pro forma effect on net loss and net loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the year ending December 31, 2005. For purposes of this presentation, the value of the options is estimated using a Black Scholes option-pricing model and recognized as an expense on a straight-line basis over the options’ vesting periods. Numbers presented are in thousands with the exception of per share data.

Year Ended
December 31, 2005
Net loss applicable to common stockholders	$(16,168)
Total stock-based employee compensation expense determined under fair-value based method for all awards	(1,388)

Pro forma net loss	$(17,556)

Loss per share, as reported (basic and diluted)	$(0.28)
Loss per share, pro forma (basic and diluted)	$(0.31)
     The Company’s Statement of Operations as of and for the years ended December 31, 2006 and 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $2.7 million and $1.2 million, respectively. As of December 31, 2007, there was $3.4 million of unrecognized compensation cost related to unvested employee stock options that is expected to be recognized as a component of the Company’s operating expenses through 2009. Compensation costs will be adjusted for future changes in estimated forfeitures.
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
     Deferred compensation for non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black Scholes option pricing model, will be re-measured using the fair value of the Company’s common stock and deferred compensation and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the stock options are fully vested. The Company recognized $1.5 million of stock based compensation expense related to non-employee stock options in 2007.
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
     Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company’s investment policy disallows investment in any debt securities rated less than “investment-grade” by national ratings services. The Company has not experienced any losses on its deposits of cash and cash equivalent or its short-term investments.
     Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the accrual for research and development expenses, the basis for the classification of current deferred revenue and the estimate of expense arising from the common stock options granted to employees and non-employees. Actual results could materially differ from those estimates.
     Reclassifications — Certain prior year balances have been reclassified to conform with the 2007 presentation, with no change in net loss for prior periods presented.
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
3. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 as of January 1, 2007, as required. The adoption of FIN No. 48 did not have an impact on the Company’s financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 will have a significant impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact that the adoption of these two statements will have on the consolidated financial statements.
     In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which expresses the views of the Staff regarding use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123. SAB 110 will allow, under certain circumstances, the use of the simplified method beyond December 31, 2007 when a Company is unable to rely on the historical exercise data. The Company does not anticipate the adoption of SAB 110 having a material impact on our financial statements.
4. Accounts Receivable
     At December 31, 2007 and 2006, the accounts receivable balance of $101,217 and $105,930, respectively, primarily related annual licensing fees due to the Company. Due to the certainty of the collectability of the account receivable, no allowance was recorded.

5. Other Assets
     At December 31, 2007 and 2006, the Company had approximately $713,000 and $196,000, respectively, of non-current other assets, which consist primarily of security deposits on contracts for research and development and leases for its facilities.
6. Equipment, Furnishings and Molecular Library, net
     Equipment, furnishings and molecular library, net, at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Equipment and furnishings	$1,965	$502
Less — accumulated depreciation	(392)	(249)

Property and equipment, net	1,573	253

Molecular library	$447	$447
Less — accumulated amortization	(253)	(164)

Molecular library, net	$194	$283

     The molecular library was purchased in 2004 and placed in service by the Company in March 2005. The molecular library is being amortized over 60 months, which is less than the estimated effective life of the patents. The Company will incur related amortization of approximately $89,000 in 2008, $89,000 in 2009 and $16,000 in 2010.
     Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 were $272,000, $228,000, and $217,000, respectively.
7. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities at December 31, 2007 and 2006 are summarized below (in thousands).

	2007	2006
Professional fees	$907	$900
Research and development costs	873	1,013
Wages, bonuses and employee benefits	1,255	404
Income taxes	30	145
Other	636	260

Total	$3,701	$2,722

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
     As a result of RXi’s separation from CytRx in March 2008 (see discussion in the “Our Separation from RXi Pharmaceuticals Corporation” section on page 8), each of CytRx and RXi will be responsible for their respective future contractual obligations, therefore, they are shown separately below.
     CytRx’s current contractual obligations that will require future cash payments are as follows:

	Non-Cancelable			Cancelable
	Operating	Employment		Research and	License
	Leases	Agreements	Subtotal	Development	Agreements	Subtotal
	(In thousands)
	(1)	(2)		(3)	(4)		Total
2008	$446	$900	$1,346	$4,035	$—	$4,035	$5,381
2009	236	650	886	3,279	—	3,279	4,165
2010	145	—	145	3,045	—	3,045	3,190
2011	11	—	11	2,188	—	2,188	2,199
2012 and thereafter	—	—	—	681	—	681	681

Total	$838	$1,550	$2,388	$13,228	$—	$13,228	$15,616

     RXi’s current contractual obligations that will require future cash payments are as follows:

	Non-Cancelable			Cancelable
	Operating	Employment		Research and	License
	Leases	Agreements	Subtotal	Development	Agreements	Subtotal
	(In thousands)
	(1)	(2)		(3)	(4)		Total
2008	$180	$942	$1,122	$—	$716	$716	$1,838
2009	105	448	553	—	666	666	1,219
2010	—	290	290	—	616	616	906
2011	—	105	105	—	816	816	921
2012	—	—	—	—	1,126	1,126	1,126
2013 and thereafter	—	—	—	—	10,325	10,325	10,325

Total	$285	$1,785	$2,070	$—	$14,265	$14,265	$16,335

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors.

(2)	Employment agreement obligations include management contracts, as well as scientific advisory board member compensation agreements. Certain agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Company’s Compensation Committee, as well as for minimum bonuses that are payable.

(3)	Research and development obligations relate primarily to clinical trials. Most of these purchase obligations are cancelable.

(4)	License agreements generally relate to RXi’s obligations with UMMS associated with RNAi and, for future periods, represent minimum annual royalty payment obligations. Not included in the table are milestone payment amounts that may be required under RXi’s license agreements, due to their contingent nature. RXi has determined that a hypothetical product candidate attaining all possible product milestones would have aggregate potential milestone payments of $36 million. This hypothetical product analysis was undertaken since RXi has not yet named a lead product candidate. RXi determined what would be a like product candidate based on its current research and ran an analysis of the milestone payments due under its current licenses for this hypothetical product. As a part of this analysis, due to the fact that certain of its licenses are for technologies that are mutually exclusive, if any two licenses are mutually exclusive and only one would be applicable to any single product, RXi selected the milestone payments that would result in higher fees to include in its analysis.
     The Company applies the disclosure provisions of FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to its agreements that contain guarantee or indemnification clauses. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45. To date, the Company has not incurred material costs as a result of these obligations and does not expect to incur material costs in the future; further, the Company maintains insurance to cover certain losses arising from these indemnifications. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to these indemnifications or guarantees.
10. Private Placements of Common Stock
     On April 19, 2007, the Company completed a $37.0 million private equity financing in which we issued 8.6 million shares of its common stock at $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, the Company received approximately $34.2 million of proceeds.
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

11. Investment in CytRx Laboratories
     On June 30, 2005, the Company issued 650,000 shares of its common stock to Dr. Michael Czech as part of a transaction in which the Company purchased Dr. Czech’s 5% interest in CytRx Laboratories. As a result of this purchase, CytRx Laboratories became a wholly-owned subsidiary of CytRx. CytRx Laboratories was subsequently merged with and into the Company on September 30, 2005. The purchase of Dr. Czech’s interest in CytRx Laboratories was consummated pursuant to the terms of the Stockholders Agreement dated September 17, 2003, by and among CytRx, CytRx Laboratories and Dr. Czech. Of the shares of CytRx common stock issued to Dr. Czech 300,000 option shares were unrestricted and in exchange for his 5% interest in CytRx Laboratories. For financial statement purposes, that stock was valued at $0.91 per share, the then fair value of the common stock. The non-cash transaction was accounted for using purchase accounting and the difference between the market value of the 300,000 unrestricted shares issued to Dr. Czech and the fair value of the minority interest at June 30, 2005, of $184,000 was recorded as goodwill for financial statement purposes.
12. Stock Options and Warrants
     CytRx Options
     As of December 31, 2007, an aggregate of 10,000,000 shares of common stock were reserved for issuance under the Company’s 2000 Stock Option Incentive Plan, as amended, including 5,999,300 shares subject to outstanding stock options and 2,192,000 shares available for future grant. Additionally, the Company has two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include 9,167 and 100,041 shares subject to outstanding stock options. As the terms of the plans provide that no options may be issued after 10 years, no options are available under the 1994 Plan. Under the 1998 Long Term Incentive Plan, 29,517 shares are available for future grant. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options will expire, unless previously exercised, not later than ten years from the grant date.
     The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors.
     The fair value of stock options at the date of grant was estimated based on the following assumptions:

	2007	2006	2005
Weighted average risk free interest rate	4.41%	4.91%	4.10%
Dividend yields	0%	0%	0%
Weighted average volatility	108%	112%	109%
Expected lives (years)	6	6	8
     The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the year ended December 31, 2007 and 2006, the Company used a calculated volatility for each grant. The Company’s computation of expected life were estimated using the simplified method provided for under Staff Accounting Bulletin 107 (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. In December 2007, Staff Accounting Bulletin 110 (“SAB 110”) was released which permits the continued use of the simplified method when a Company is unable to relay on the historical exercise data. Since the Company is still in its relatively early stages, it will continue with the simplified method. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the years ended December 31, 2007 and 2006, the Company has estimated an annualized forfeiture rate of 10% and 10%, respectively, for options granted to its employees and 1% for each period for options granted to senior management and directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized. Under provisions of SFAS 123(R), the Company recorded $1.7 million and $1.2 million of employee stock-based compensation for the years ended December 31, 2007 and 2006, respectively.

     At December 31, 2007, there remained approximately $3.4 million of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of 6 years. Presented below is the Company’s stock option activity:

				Weighted Average
	Stock Options			Exercise Price
	2007	2006	2005	2007	2006	2005
Outstanding — beginning of year	4,500,208	4,097,542	3,026,042	$1.66	$1.70	$2.02
Granted	1,685,500	783,500	1,124,500	4.02	1.36	.83
Exercised	(1,030,933)	(82,500)	(15,000)	1.76	.97	1.00
Forfeited	(222,503)	(296,667)	(38,000)	1.24	1.59	1.52
Expired	—	(1,667)	—	—	1.00	—

Outstanding — end of year	4,932,273	4,500,208	4,097,542	2.46	1.66	1.70

Exercisable at end of year	3,210,320	3,316,994	2,360,989	$1.93	$1.84	$1.98

Weighted average fair value of stock options granted during the year:	$3.34	$1.16	$.72
     A summary of the activity for unvested employee stock options as of December 31, and changes during the year is presented below:

				Weighted Average
				Grant Date Fair
	Stock Options			Value per Share
	2007	2006	2005	2007	2006	2005
Nonvested at January 1,	1,183,214	1,736,553	1,574,162	$.99	$1.16	$1.77
Granted	1,685,500	783,500	1,124,500	3.34	1.16	0.72
Vested	(924,259)	(1,040,172)	(924,109)	1.67	1.29	1.65
Pre-vested forfeitures	(222,503)	(296,667)	(38,000)	1.06	1.39	1.34

Nonvested at December 31,	1,721,952	1,183,214	1,736,553	$2.92	$.99	$1.16

     The following table summarizes significant ranges of outstanding stock options under the three plans at December 31, 2007:

		Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.25 — 1.00	814,774	6.76	$0.81	699,440	6.76	$0.81
$1.01 — 2.00	1,269,500	7.16	1.48	1,041,222	7.16	1.49
$2.01 — 3.00	1,162,499	5.51	2.45	1,162,499	5.51	2.45
$3.01 — 4.00	700,500	9.74	3.45	137,539	9.74	3.34
$4.01 — 4.65	985,000	9.35	4.42	169,621	9.35	4.45

	4,932,273	7.51	$2.46	3,210,321	7.51	$1.93

     The aggregate intrinsic value of outstanding options as of December 31, 2007, was $3,836,556 of which $3,273,003 is related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on December 31, 2007 ($2.84) and the exercise price of the underlying options.
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

     The Company recorded approximately $0.4 million, $1.3 million and $0.6 million of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2007, 2006 and 2005, respectively. In January 2007, the Company’s RNAi operations (RXi Pharmaceuticals Corporation) began operating on a stand-alone basis (see “Our Separation from RXi Pharmaceuticals Corporation” on page 8 for further details). Except for approximately $0.2 million in 2006, the non-cash charges for services incurred during 2006 and 2005 relate primarily to the RXi operations and are discussed more fully in the “RXi Options” section that follows on page F-17.
     At December 31, 2007, there was no change in the number of non-employee options outstanding from the prior year. There remained 1,067,000 options granted.
     The fair value of stock options at the date of grant was estimated based on the following assumptions:

	2007	2006
Weighted average risk free interest rate	—	4.31%
Dividend yields	—	0%
Weighted average volatility	—	108%
Expected lives (years)	—	6
     A summary of the activity for nonvested stock options as of December 31, and changes during the years are presented below:

			Weighted Average Grant Date
	Stock Options		Fair Value per Share
	2007	2006	2007	2006
Nonvested at January 1,	916,663	1,030,831	$1.44	$1.53
Granted	—	250,000	—	.95
Vested	(104,163)	(364,168)	1.63	1.35
Pre-vested forfeitures	(562,500)	—	1.63	—

Nonvested at December 31,	250,000	916,663	$1.00	$1.44

     CytRx Warrants
     A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

				Weighted Average
	Warrants			Exercise Price
	2007	2006	2005	2007	2006	2005
Outstanding — beginning of year	23,360,165	18,508,949	9,735,416	$1.83	$1.94	$1.64
Granted	—	6,112,870	10,267,887	—	1.54	1.96
Exercised	(10,233,650)	(1,261,654)	(1,294,354)	1.77	1.16	0.55
Forfeited	—	—	—	—	—	—
Expired	(95,000)	—	(200,000)	2.25	—	1.00

Outstanding — end of year	13,031,515	23,360,165	18,508,949	1.87	1.83	1.94

Exercisable at end of year	13,031,515	23,360,165	18,508,949	$1.87	$1.83	$1.94

Weighted average fair value of warrants granted during the year:	$—	$1.54	$2.00
     The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2007:

	Warrants Outstanding
		Weighted
		Average		Warrants
		Remaining	Weighted	Number of	Exercisable
	Number of	Contractual Life	Average	Shares	Weighted Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Exercisable	Exercise Price
$0.20 — 1.26	482,001	1.68	$.20	482,001	$.20
$1.54 — 1.84	4,183,844	5.35	1.59	4,183,844	1.59
$1.85 — 2.36	7,056,917	4.98	2.00	7,056,917	2.00
$2.37 — 2.67	1,308,753	5.04	2.67	1,308,753	2.67

	13,031,515	4.98	$1.87	13,031,515	$1.87

     RXi Options
     As of December 31, 2007, an aggregate of 2.75 million shares of common stock were reserved for issuance under the RXi Pharmaceuticals Corporation 2007 Incentive Plan, including approximately 1,340,000 shares subject to outstanding common stock options granted under this plan and approximately 1,410,000 shares available for future grants. The administrator of the plan determines the times which an option may become exercisable. Vesting periods of options granted to date include vesting upon grant to vesting at the end of a five year period. The options will expire, unless previously exercised, not later than ten years from the grant date.
     RXi issued options to purchase approximately 1,340,000 shares of its common stock during 2007. The fair value of the common stock options granted in the year listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

2007
Weighted average risk free interest rate	4.50%
Weighted average volatility	108.7%
Expected lives (years)	6
Expected dividend yield	0%
     The fair value of RXi’s common stock and RXi’s expected common stock price volatility assumption is based upon a valuation conducted by Sanli Pastore & Hill, an independent third party valuation firm engaged by the RXi’s Board of Directors, which determined the RXi corporate valuation and analyzed the volatility of a basket of comparable companies. The expected life assumptions were based upon the simplified method provided for under SAB 107, which averages the contractual term of RXi’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. Based on CytRx’s historical experience, RXi has estimated an annualized forfeiture rate of 4.0% for options granted to its employees, 2.1% for options granted senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. Under provisions of SFAS 123(R), RXi recorded $1.0 million of employee stock-based compensation for the year ended December 31, 2007. No amounts relating to employee stock-based compensation have been capitalized. As of December 31, 2007, there was $2.1 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of RXi’s operating expenses through 2011. Compensation costs will be adjusted for future changes in estimated forfeitures.
     At December 31, 2007, the unrecognized compensation expense related to unvested common stock options granted to employees and non-employee directors is expected to be recognized as expense over a weighted-average period of 1.8 years. Presented below is RXi’s common stock activity:

		Weighted Average
	Stock Options	Exercise Price
	2007	2007
Outstanding — beginning of year	—	$—
Granted	1,139,375	5.00
Exercised	(66,044)	5.00
Forfeited	(92,465)	5.00

Outstanding — end of year	980,866	5.00

Exercisable at end of year	274,129	$5.00

     A summary of the activity for nonvested stock options as of December 31, and changes during the year is presented below:

		Weighted Average
		Grant Date Fair
	Stock Options	Value per Share
	2007	2007
Nonvested at January 1,	—	$—
Granted	1,139,375	3.51
Vested	(274,129)	3.45
Pre-vested forfeitures	(92,465)	3.57

Nonvested at December 31,	772,781	$3.51

     The following table summarizes significant ranges of outstanding stock options at December 31, 2007:

Weighted Average
		Remaining		Number of
Range of		Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Number of Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$5.00	980,866	9.46	$5.00	274,129	9.46	$5.00
     The aggregate intrinsic value of outstanding options as of December 31, 2007 is negligible. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of RXi’s common stock on December 31, 2007 and the exercise price of the underlying options.
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of RXi’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested. RXi used an independent third-party valuation firm to estimate the fair market value of RXi’s common stock and used the common stock fair market value as an input into the calculation of fair value of the common stock options granted using the Black-Scholes option-pricing model. Under provisions of SFAS 123(R), EITF 96-18, RXi recorded approximately $1.0 million of stock based compensation expense related to non-employee stock options for the year ended December 31, 2007 in respect of RXi.
     The fair value of non-employee stock options at the date of grant was estimated based on the following assumptions:

2007
Weighted average risk free interest rate	4.39%
Dividend yields	0%
Weighted average volatility	109.4%
Expected lives (years)	6
     The fair value of RXi’s common stock and RXi’s expected common stock price volatility assumption is based upon Sanli Pastore & Hill, Inc.’s valuation that determined the RXi corporate valuation and analyzed the volatility of a basket of comparable companies. The expected life assumptions were based upon the simplified method provided for under SAB 107, which averages the contractual term of RXi’s options of ten years with the average vesting term for an average of six years. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates.
     At December 31, 2007, there remained approximately $489,000 of unrecognized compensation expense related to unvested common stock options granted to non-employees is expected to be recognized as expense over a weighted-average period of 1.8 years. Presented below is RXi’s common stock activity:

		Weighted Average
	Stock Options	Exercise Price
	2007	2007
Outstanding — beginning of year	—	$—
Granted	357,318	5.00
Exercised	—	—
Forfeited	—	—

Outstanding — end of year	357,318	5.00

Exercisable at end of year	221,883	$5.00

13. Stockholder Protection Rights Plan
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
14. Income Taxes
     At December 31, 2007, the Company had United States federal and state net operating loss carryforwards of $109 million and $52 million, respectively, available to offset against future taxable income, which expire in 2010 through 2027. As a result of a change in-control that occurred in the CytRx shareholder base in July 2002, approximately $45 million in federal net operating loss carryforwards became limited in their availability to $0.7 million annually. Management currently believes that the remaining $64 million in federal net operating loss carryforwards, and the $52 million in state net operating loss carryforwards, are unrestricted. However, management is reviewing its recent equity transactions to determine if they may have resulted in any further restrictions on the Company’s net operating loss carryforwards. Additionally, due to the change-in-control, approximately $6.3 million of research and development tax credits will not be available for utilization and were written off. As of December 31, 2007, CytRx also had research and development and orphan drug credits for federal and state purposes of approximately $3 million and $2 million, respectively, available for offset against future income taxes, which expire in 2008 through 2027. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$39,919	$30,892
Tax credit carryforwards	3,114	2,391
Equipment, furnishings and other	4,124	1,547
Deferred revenue	6,200	9,085

Total deferred tax assets	53,357	43,915
Deferred tax liabilities	(111)	(85)

Net deferred tax assets	53,246	43,830
Valuation allowance	(53,246)	(43,830)

	$—	$—

     For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2007 and 2006 were increases of $9,416,000 and $34,000, respectively.

     The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Federal benefit at statutory rate	$(7,781)	$(5,646)	$(5,128)
State income taxes, net of Federal taxes	(908)	(968)	(603)
Permanent differences	65	143	736
Provision related to change in valuation allowance	9,416	34	5,308
Net change in research and development tax credits	(1,125)	5,059	—
Change in state tax rates	—	2,160	—
Other, net	373	(637)	(313)

	$40	$145	$—

15. Quarterly Financial Data (unaudited)
     Summarized quarterly financial data for 2007 and 2006 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2007
Total revenues	$1,563	$2,371	$2,046	$1,479
Net loss	(4,546)	(6,285)	(4,597)	(6,462)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	—	—	—

Net loss applicable to common stockholders	$(4,546)	$(6,285)	$(4,597)	$(6,462)

Basic and diluted loss per share applicable to common stock	$(0.06)	$(0.07)	$(0.05)	$(0.07)

2006
Total revenues	$61	$—	$776	$1,229
Net loss	(4,166)	(5,465)	(2,972)	(4,148)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(488)	—	—	—

Net loss applicable to common stockholders	$(4,654)	$(5,465)	$(2,972)	$(4,148)

Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.08)	$(0.04)	$(0.06)

     Quarterly and year to date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.
     Our Statements of Operations as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 were $2.7 and $1.2 million, respectively.
     In connection with the Company’s adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 2, 2006 and January 20, 2005, the Company recorded deemed dividends of $488,000 and $1.1 million, respectively. These deemed dividends are reflected as an adjustment to net loss for the first quarter of 2006 and the year ended 2005 to arrive at net loss applicable to common stockholders on the consolidated statements of operations and for purposes of calculating basic and diluted earnings per shares.
     Fourth Quarter Adjustment
     During the fourth quarter of 2007, the Company recorded adjustments for: (i) additional compensation expense of $236,000 related to previously granted non-employee stock options, (ii) additional compensation expense of $350,000 related to stock options previously granted to Directors and (iii) additional general and administrative expense of $192,000 related to legal fees rendered during the third quarter. Management concluded the effect of these adjustments was not material to any previously reported quarterly period.
16. Subsequent Events

     On February 14, 2008, the Company’s board of directors declared a dividend, payable to its stockholders as of March 6, 2008, the record date, of one share of the common stock of RXi Pharmaceuticals Corporation for each approximately 20.05 shares of our common stock held by such stockholders. The dividend was paid on March 11, 2008. The RXi shares distributed by the Company to its stockholders constituted approximately 36% of the currently outstanding RXi shares, and as a result, the Company currently owns approximately 49% of the outstanding shares of RXi common stock. As a result, the Company’s financial statements will no longer consolidate the financial condition and results of operation of RXi, but instead will account for its ongoing investment in RXi based on the equity method of accounting.
     As of March 25, 2007, the Company has received approximately $1.0 million in connection with the exercise of warrants and options since December 31, 2007. The exercise price of the warrants and options ranged from $.20 to $2.00.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
     We have audited the accompanying consolidated balance sheets of CytRx Corporation (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the schedule listed in the accompanying index under Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
     As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 1, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting due to material weaknesses.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
April 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
We have audited CytRx Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). CytRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2007, the Company did not maintain effective controls over its annual financial reporting process. We noted during our substantive audit procedures that certain schedules provided by management contained errors indicating that the schedules had not been reviewed, or reviewed in sufficient detail, to identify and correct the errors prior to the schedules being provided for audit. We noted errors in schedules relating to accrued liabilities, stock compensation, research and development expenses and related revenue recognition. In addition, we noted that there were lapses in the maintenance of the Company’s books and records. Material weaknesses in financial reporting impacts the Company’s ability to report financial information in conformity with generally accepted accounting principles in the United States of America, which could affect all significant financial statement accounts. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 1, 2008 on those consolidated financial statements.
In our opinion, CytRx Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CytRx Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated April 1, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
April 1, 2008

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Year	Expenses	Accounts	Deductions	End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2007	$43,830,000	$—	$9,416,000	$—	$53,246,000
Year ended December 31, 2006	43,796,000	—	34,000	—	43,830,000
Year ended December 31, 2005	38,488,000	—	5,308,000	—	43,796,000