Form 10-Q
period 2008-03-31
CYTRX CORP
filed 2008-05-19
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-15327
CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd., Suite 650 Los Angeles, CA (Address of principal executive offices)	90049 (Zip Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of May 16, 2008: 90,770,453, exclusive of treasury shares.

CYTRX CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,538,946	$50,498,261
Short-term investments, at amortized cost	—	9,951,548
Accounts receivable	—	101,217
Prepaid expense and other current assets	1,101,651	930,596

Total current assets	44,640,597	61,481,622

Equipment and furnishings, net	1,349,548	1,573,290
Molecular library, net	182,017	193,946
Investment in unconsolidated subsidiary	3,536,614	—
Goodwill	183,780	183,780
Other assets	647,055	713,398

Total assets	$50,539,611	$64,146,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721,093	$1,946,215
Accrued expenses and other current liabilities	2,699,777	3,700,866
Income taxes payable	342,000	—
Deferred revenue, current portion	8,207,492	8,399,167

Total current liabilities	11,970,362	14,046,248
Deferred revenue, non-current portion	5,177,967	7,167,381

Total liabilities	17,148,329	21,213,629

Minority interest	—	2,708,368

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 91,374,269 and 90,397,867 shares issued at March 31, 2008 and December 31, 2007, respectively	91,374	90,398
Additional paid-in capital	206,089,009	203,905,691
Treasury stock, at cost (633,816 shares held at March 31, 2008 and December 31, 2007, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(170,509,863)	(161,492,812)

Total stockholders’ equity	33,391,282	40,224,039

Total liabilities and stockholders’ equity	$50,539,611	$64,146,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Service revenue	$2,181,088	$1,446,993
Grant revenue	—	116,070

	2,181,088	1,563,063

Expenses:
Research and development	3,191,713	4,008,374
General and administrative	4,473,149	2,485,085

	7,664,862	6,493,459

Loss before other income	(5,483,774)	(4,930,396)
Other income:
Interest income	524,271	382,614
Other income, net	218,229	—
Equity in loss of unconsolidated subsidiary	(378,898)	—
Minority interest in losses of subsidiary	88,374	2,000

Net loss before income taxes	(5,031,798)	(4,545,782)
Provision for income taxes	(342,000)	—

Net loss	(5,373,798)	(4,545,782)
Deemed dividend for anti-dilution adjustment made to stock warrants	(756,954)	—

Net loss applicable to common stockholders	$(6,130,752)	$(4,545,782)

Basic and diluted loss per share	$(0.07)	$(0.06)

Weighted average shares outstanding	90,280,449	73,273,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,373,798)	$(4,545,782)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	133,052	71,353
Equity in loss of unconsolidated subsidiary	378,898	—
Minority interest in losses of subsidiary	(88,374)	(2,000)
RXi common stock transferred for services	244,860	—
Non-cash earned on short-term investments	(48,452)	—
Non-cash gain on transfer of RXi common stock	(226,579)	—
Common stock, stock options and warrants issued for services	—	975,545
Expense related to employee stock options	555,093	148,812
Net change in operating assets and liabilities	(2,898,342)	(1,741,723)

Total adjustments	(1,949,844)	(548,013)

Net cash used in operating activities	(7,323,642)	(5,093,795)

Cash flows from investing activities:
Purchases of equipment and furnishings	(223,203)	(2,501)
Deconsolidation of subsidiary, RXi Pharmaceutical Corporation	(10,359,278)	—
Proceeds from sale of short-term investments	10,000,000	—

Net cash used in investing activities	(582,481)	(2,501)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	946,808	11,064,892
Net proceeds from issuances of common stock in subsidiary	—	2,000

Net cash provided by financing activities	946,808	11,066,892

Net increase (decrease) in cash and cash equivalents	(6,959,315)	5,970,596
Cash and cash equivalents at beginning of period	50,498,261	30,381,393

Cash and cash equivalents at end of period	$43,538,946	$36,351,989

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$524,271	$382,614

Supplemental schedule of non-cash investing and financing activities:
     As the result of the stock dividend on March 6, 2008, the Company deconsolidated its previously majority-owned subsidiary. As part of the transaction, the Company deconsolidated $3.7 million of total assets and $4.6 million of total liabilities.
     In connection with the Company’s adjustment to the terms of certain outstanding warrants on March 6, 2008, the Company recorded a deemed dividend of approximately $757,000 in the three months ended March 31, 2008. The deemed dividend was recorded as a charge to accumulated deficit and a corresponding credit to additional paid-in capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a clinical-stage biopharmaceutical company engaged in developing human therapeutic products based primarily upon its small-molecule molecular chaperone amplification technology. Molecular chaperone proteins occur normally in human cells and are key components of the body’s defenses against potentially toxic mis-folded cellular proteins. Since these toxic proteins called aggregates are thought to play a role in many diseases, the Company believes that amplification of molecular chaperone proteins could have therapeutic efficacy for a broad range of indications. Currently, the Company is using its chaperone amplification technology to discover and develop potential treatments for a number of indications, including neurodegenerative disorders and diabetic complications.
     Through February 2008, the Company owned a majority of the outstanding shares of common stock of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, the Company distributed to its stockholders approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result of the reduced ownership, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi against its historical basis investment in RXi. The investment in RXi is shown as “investment in unconsolidated subsidiary” on the consolidated balance sheet and the related earnings are shown as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations. Because only a portion of RXi’s financial results for March 2008 were recorded by CytRx under the equity method, the Company’s results of operations for the first quarter of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.
     To date, the Company has relied primarily upon sales of its equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance its business and operations. See Note 6 — Liquidity and Capital Resources.
     In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any developments funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALS Charitable Remainder Trust has no obligation to provide any further funding to the Company. Management has concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements (“SFAS No. 68”). Accordingly, the Company has recorded the value received under the arrangement as deferred revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments.
     The accompanying condensed consolidated financial statements at March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2007 have been derived from the Company’s audited financial statements as of that date.
     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-K for the year ended December 31, 2007. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
2. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 with no material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 with no material impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company adopted EITF 06-11 with no material impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 with no material impact on the Company’s consolidated financial statements.
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
     In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which expresses the views of the Staff regarding use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123. SAB 110 will allow, under certain circumstances, the use of the simplified method beyond December 31, 2007 when a Company is unable to rely on the historical exercise data. The Company adopted SAB 110 with no material impact on its financial statements.

3. Short-term Investments
     RXi had zero coupon U.S Treasury Bills that were purchased at a discount and matured within twelve months. They were classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, were measured at amortized cost since RXi had the intent and ability to hold these securities to maturity. The interest income had been amortized at the effective interest rate.
4. Basic and Diluted Loss Per Common Share
     Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 16.2 million and 22.7 million shares at March 31, 2008 and 2007, respectively.
     In connection with the Company’s adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 11, 2008, the Company recorded a deemed dividend of approximately $757,000. The deemed dividend is reflected as an adjustment to net loss for the first quarter of 2008, to arrive at net loss applicable to common stockholders on the Condensed Consolidated Statement of Operations and for purposes of calculating basic and diluted loss per share.
5. Stock Based Compensation
     CytRx Corporation
     The Company has a stock option plan, the 2000 Stock Option Incentive Plan, under which, as of March 31, 2008, an aggregate of 10,000,000 shares of common stock were reserved for issuance, including approximately 5,889,756 shares subject to outstanding stock options and approximately 2,257,032 million shares available for future grant. Additionally, the Company has two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, which include 9,167 and 100,041 shares subject to outstanding stock options. As the terms of the plans provide that no options may be issued after 10 years, no options are available under the 1994 Plan. Under the 1998 Long Term Incentive Plan, 29,517 shares are available for future grant. Options granted under these plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options expire, unless previously exercised, not later than ten years from the grant date.
     The Company’s stock-based employee compensation plans are described in Note 12 to its financial statements contained in its Annual Report on Form 10-K filed for the year ended December 31, 2007.
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
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the performance period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option pricing model, will be determined, and compensation expense recognized or recovered during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.

     The following table sets forth the total stock-based compensation expense (recovery) resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007
Research and development — employee	$171,000	$37,000
General and administrative — employee	291,000	112,000

Total employee stock-based compensation	$462,000	$149,000

Research and development — non-employee	$(422,000)	$695,000
General and administrative — non-employee	—	—

Total non-employee stock-based compensation	$(422,000)	$695,000

     During the first three months of 2008, the Company issued stock options to purchase 86,000 shares of its common stock. The fair value of the stock options granted in the three-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.84%	4.41%-4.89%
Expected volatility	93.8%-96.2%	116.8%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%
     The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the three-month periods ended March 31, 2008 and 2007, the Company used a calculated volatility for each grant. The Company’s computation of expected life were estimated using the simplified method provided for under Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the three-month periods ended March 31, 2008 and 2007, the Company has estimated an annualized forfeiture rate of 10% and 5%, respectively, for options granted to its employees and 1% for each period for options granted to senior management and directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.
     At March 31, 2008, there remained approximately $3.6 million of unrecognized compensation expense related to unvested stock options granted to employees, directors, scientific advisory board members and consultants, to be recognized as expense over a weighted-average period of 1.55 years. Presented below is the Company’s stock option activity:

	Three Months Ended March 31, 2008
	Number of Options	Number of Options	Total Number	Weighted Average
	(Employees)	(Non-Employees)	of Options	Exercise Price
Outstanding at January 1, 2008	4,594,000	1,397,000	5,991,000	$2.29
Granted	86,000	—	86,000	$1.93
Exercised	(25,000)	—	(25,000)	$0.83
Forfeited	(162,000)	—	(162,000)	$2.92

Outstanding at March 31, 2008	4,493,000	1,397,000	5,890,000	$2.27

Options exercisable at March 31, 2008	2,944,000	1,147,000	4,091,000	$1.89

     A summary of the activity for non-vested stock options as of March 31, 2008 is presented below:

				Weighted Average
	Number of Options	Number of Options	Total Number of	Grant Date Fair
	(Employees)	(Non-Employees)	Options	Value per Share
Non-vested at January 1, 2008	1,734,000	250,000	1,984,000	$2.91
Granted	86,000	—	86,000	$1.50
Forfeited	(162,000)	—	(162,000)	$2.46
Vested	(84,000)	—	(84,000)	$2.74

Non-vested at March 31, 2008	1,574,000	250,000	1,824,000	$2.92

     The following table summarizes significant ranges of outstanding stock options under the Company’s plans at March 31, 2008:

		Weighted Average
		Remaining		Number of
Range of	Number of	Contractual Life	Weighted Average	Options	Weighted Average	Weighted Average
Exercise Prices	Options	(years)	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.71 — 1.00	790,000	6.49	$0.81	730,000	6.49	$0.81
$1.01 — 2.00	2,362,000	6.97	$1.48	1,863,000	6.97	$1.52
$2.01 — 3.00	1,130,000	5.32	$2.46	1,112,000	5.32	$2.46
$3.01 — 4.00	623,000	9.47	$3.42	150,000	9.47	$3.34
$4.01 — 4.65	985,000	9.10	$4.42	236,000	9.10	$4.45

	5,890,000	7.21	$2.27	4,091,000	7.19	$1.89

     The aggregate intrinsic value of outstanding options as of March 31, 2008 was approximately $300,000, of which approximately $270,000 was related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on March 31, 2008 ($1.15) and the exercise price of the underlying options. The intrinsic value of options exercised was $8,000 for the three-month period ended March 31, 2008, and the intrinsic value of options that vested was approximately $11,000 for the same period.
     RXi Pharmaceuticals
     RXi has its own stock option plan named the RXi Pharmaceuticals Corporation 2007 Incentive Plan. They account for stock option expense in the same manner as CytRx, which is described above.
     The following table sets forth the total stock-based compensation expense for January and February 2008, resulting from stock options, that is included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007
Research and development — employee	$28,000	$—
General and administrative — employee	369,000	—

Total employee stock-based compensation	$397,000	$—

Research and development — non-employee	$121,000	$—
General and administrative — non-employee	—	—

Total non-employee stock-based compensation	$121,000	$—

6. Liquidity and Capital Resources
     At March 31, 2008, the Company had cash and cash equivalents of $43.5 million. Management believes that the Company has adequate financial resources to support its currently planned level of operations into the second half of 2009, based, in part, upon projected expenditures for the remainder of 2008 and the first three months of 2009 of $31.0 million, including $6.2 million for the Company’s planned clinical program for arimoclomol for ALS and related studies, $6.3 million for its other ongoing and planned clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic ulcers, $9.9 million for the operations of the Company’s research laboratory in San Diego and $8.6 million for other general and administrative expenses. Management’s projected expenditures assume the prompt resumption of the Company’s Phase II clinical program for arimoclomol for ALS, which has been placed on clinical hold by the U.S. Food and Drug Administration, or FDA. If the Company is required to conduct additional toxicology or human studies prior to or in parallel with the resumption of that clinical trial, alter the design of that trial, including by potentially reducing the dosage of arimoclomol, or is prohibited by the FDA from resuming the current planned clinical trial or initiating any other clinical trial of arimoclomol for the treatment of ALS or stroke recovery at the desired dose, or at all, due to safety concerns, then the Company’s actual expenditures will vary, perhaps significantly from management’s current projections. The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
7. Equity Transactions
     On March 11, 2008, the Company paid a dividend to its stockholders of approximately 36% of the outstanding shares of RXi common stock. In connection with that distribution, the Company adjusted the price of warrants to purchase approximately 10.6 million shares that had been issued in prior equity financings in October 2004, January 2005 and March 2006. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s distribution of a portion of its assets to its stockholders. The Company accounted for the anti-dilution adjustments as deemed dividends analogous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, and recorded an approximate $757,000 charge to accumulated deficit and a corresponding credit to additional paid-in capital.
     On April 19, 2007, the Company completed a $37.0 million private equity financing in which it issued approximately 8.6 million shares of its common stock at a price of $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, the Company received proceeds of approximately $34.2 million. On April 30, 2007, the Company contributed $15.0 million, net of reimbursed expenses estimated at $2.0 million paid by RXi to the Company, in exchange for equity in RXi, to satisfy the initial funding requirements under its agreements with the University of Massachusetts Medical School (“UMMS”). In September 2007, the actual reimbursed expenses paid by RXi to the Company were finally determined to be approximately $3.0 million, and on September 25, 2007, RXi issued to CytRx additional equity as reimbursement of the excess expenses. Following those transactions, CytRx owned approximately 85% of the outstanding capital stock of RXi, of which approximately 36% was paid as a dividend to CytRx stockholders on March 11, 2008.
     In connection with the April 2007 private equity financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 1.4 million shares that had been issued in prior equity financings in May and September 2003. The adjustment was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in the April 2007 financing at a price below the closing market price on the date of the transaction. For the reasons described above, the Company accounted for the anti-dilution adjustments as deemed dividends. Because the fair value of the outstanding warrants decreased as a result of the anti-dilution adjustment, no deemed dividend was recorded, and thus the Company did not record a charge to retained earnings or a corresponding credit to additional paid-in capital.
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
     During the three-month period ended March 31, 2008, the Company issued 1.0 million shares of its common stock, and received $0.9 million, upon the exercise of stock options and warrants. During the three-month period ended March 31, 2007, the Company issued 6.9 million shares of its common stock, and received $11.1 million, upon the exercise of stock options and warrants.

8. Minority Interest
     Through February 2008, the Company owned approximately 85% of the outstanding shares of common stock of RXi. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, the Company distributed to its stockholders approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi against its historical basis investment in RXi. Because only a portion of RXi’s financial results for March 2008 were recorded by CytRx under the equity method, the Company’s results of operations for the first quarter of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.
     The Company offset $88,000 of minority interest in losses of RXi against its net loss for the months of January and February 2008, and $2,000 of minority interest in losses of RXi against its net loss for the three-month period ended March 31, 2007.
9. Equity Investment in RXi
     In the first quarter of 2008, the Company distributed approximately 4.5 million shares of RXi common stock to its stockholders representing approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to approximately 49% of RXi. Management determined that the distribution of the RXi common stock to stockholders of CytRx represented a partial spin-off of RXi and accounted for the distribution of the RXi common shares at cost. As a result of its reduced ownership in RXi, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi against its historical basis investment in RXi. The following table presents summarized financial information for RXi for the three months ended March 31, 2008:

Three Month
Period Ended
Income Statement Data (in thousands)	March 31, 2008
Sales	$—
Gross profit	—
Loss from continuing operations	(2,713)
Loss	(2,646)

Balance Sheet Data (in thousands)	March 31, 2008
Current assets	$10,179
Noncurrent assets	401
Current liabilities	1,774
Stockholders’ equity	8,806
At March 31, 2008, the fair value of CytRx’s ownership of 6,268,881 shares of RXi’s common stock was $59,554,000 based on the closing price of RXi’s common stock on that date.
10. Income Taxes
     On March 11, 2008, the Company distributed to our stockholders approximately 4.5 million shares of RXi common stock. We will recognize approximately a $32.9 million gain for income tax purposes on the distribution of shares of RXi common stock, which is the amount equal to the excess of the fair market value of the stock distributed over our basis. The gain will be included in determining whether we have current year earnings and profits subject to taxation. Based upon our anticipated loss from operations for 2008 and currently available loss carryforwards, we expect to pay no regular income taxes in connection with the distribution, however, we have recorded a tax provision of $342,000 related to the estimated Alternative Minimum Tax resulting from this gain.

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
Overview
     CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a clinical-stage biopharmaceutical company engaged in developing human therapeutic products based primarily upon its small-molecule molecular chaperone amplification technology. Molecular chaperone proteins occur normally in human cells and are key components of the body’s defenses against potentially toxic mis-folded cellular proteins. Since these toxic proteins, called aggregates, are thought to play a role in many diseases, the Company believes that amplification of molecular chaperone proteins could have therapeutic efficacy for a broad range of indications. Currently, the Company is using its chaperone amplification technology to discover and develop potential treatments for a number of indications, including neurodegenerative disorders and diabetic complications.
     Through February 2008, we owned a majority of the outstanding shares of common stock of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi being recorded as “minority interests.” In March 2008, we distributed to our stockholders approximately 36% of RXi’s outstanding shares, which reduced our ownership to less than 50% of RXi. As a result of the reduced ownership, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi against its historical basis investment in RXi. The investment in RXi is shown as “investment in unconsolidated subsidiary” on the consolidated balance sheet and the related earnings are shown as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations. Because only a portion of RXi’s financial results for March 2008 were recorded by CytRx under the equity method, the Company’s results of operations for the first quarter of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.
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
We also planned to commence a Phase II clinical trial for arimoclomol for stroke recovery in the second half of 2008. In light of the FDA’s concerns regarding toxicity of arimoclomol, our planned trial is subject to similar risks.
     We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At March 31, 2008, we had cash and cash equivalents of $43.5 million. We believe that we have adequate financial resources to support our currently planned level of operations into the second half of 2009, based, in part, upon projected expenditures for the remainder of 2008 and the first three months of 2009 of $31.0 million, including $6.2 million for our planned clinical program for arimoclomol for ALS and related studies, $6.3 million for our other ongoing and planned clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic ulcers, $9.9 million for the operations of our research laboratory in San Diego and $8.6 million for other general and administrative expenses. Our projected expenditures assume the prompt resumption of our Phase II clinical program for arimoclomol for ALS that currently is on clinical hold by the FDA. If we are required to conduct additional toxicology or human studies prior to or in parallel with the resumption of that clinical trial, alter the design of that trial, including by potentially reducing the dosage of arimoclomol, or are prohibited by the FDA from resuming the current planned clinical trial or initiating any other clinical trial of arimoclomol for the treatment of ALS or stroke recovery at the desired dose, or at all, due to safety concerns, then our actual expenditures will vary, perhaps significantly, from our current projections.
     We will be required to obtain additional funding in order to execute our long-term business plans. We do not have commitments from any third parties to provide us with capital and we cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
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
     Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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
     In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. Further, the ALSCRT has no obligation to provide any further funding to us. We have concluded that due to the research and development components of the transaction that it is properly accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates of expense incurred for this research and development on a quarterly basis. For the three-month periods ended March 31, 2008 and 2007, we recognized approximately $2.2 million and $1.4 million, respectively, of service revenue related to this transaction. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.
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

Stock-Based Compensation
     Our share-based employee compensation plans are described in Note 5 to our interim financial statements. SFAS 123(R), Share-Based Payment, requires the recognition of compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. We adopted SFAS 123(R) using the modified-prospective method and use the Black-Scholes valuation model for valuing share-based payments. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123(R), Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.
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
Earnings Per Share
     Basic and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 16.2 million shares and 22.7 million shares at March 31, 2008 and 2007, respectively. In connection with the dividend of 36% of the outstanding shares of RXi paid to our stockholders on March 11, 2008, we recorded a deemed dividend of $757,000. The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2008, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted loss per shares.
Liquidity and Capital Resources
     We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At March 31, 2008, we had cash, cash equivalents and short-term investments of $43.5 million. We believe that we have adequate financial resources to support our currently planned level of operations into the second half of 2009, based, in part, upon projected expenditures for the remainder of 2008 and the first three months of 2009 of $31.0 million, including $6.2 million for our planned clinical program for arimoclomol for ALS and related studies, $6.3 million for our other ongoing and planned clinical programs, including a planned Phase II clinical trial of arimoclomol in stroke patients and a planned Phase II clinical trial of iroxanadine for diabetic ulcers, $9.9 million for the operations of our research laboratory in San Diego and $8.6 million for other general and administrative expenses. Our projected expenditures assume the prompt resumption of our Phase II clinical program for arimoclomol for ALS that currently is on clinical hold by the FDA. If we are required to conduct additional toxicology or human studies prior to or in parallel with the resumption of that clinical trial, alter the design of that trial, including by potentially reducing the dosage of arimoclomol, or are prohibited by the FDA from resuming the current planned clinical trial or initiating any other clinical trial of arimoclomol for the treatment of ALS or stroke recovery at the desired dose, or at all, due to safety concerns, then our actual expenditures will vary, perhaps significantly from our projections.

     We have no significant revenue, and we expect to have no significant revenue and to continue to incur significant losses over the next several years. Our net losses may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities. In the event that actual costs of our ongoing and planned activities are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.
     In the future, we will be dependent on obtaining financing from third parties in order to maintain our operations. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed in the future, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
     Our net loss, which includes non-cash charges relating to (1) common stock, stock option and warrants issued for services and (2) expenses related to employee stock options, increased by approximately $0.8 million from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. This increase was due to several factors, including an additional $0.9 million of professional and consulting fees associated with compliance with provisions of the Sarbanes-Oxley Act, and professional fees and other costs related to RXi’s registration statement on Form S-1 to register RXi’s common stock. Research and development expenses decreased by approximately $0.5 million principally because RXi’s expenses for the month of March were excluded. The Company’s total expenses were offset in part by an increase of $0.6 million in service revenue.
     In the three-month period ended March 31, 2008 there was $0.6 million of cash used in investing activities, compared to $3,000 used in the respective 2007 period. The 2008 period included $10.0 million of funds provided by RXi converting short-term investments to cash equivalents. However, RXi’s cash of $10.4 million (inclusive of this $10.0 million) is no longer available due to the deconsolidation. The remainder of the investing activity for both the 2008 and 2007 periods primarily related to cash used for the purchase of equipment. We manage our cash, cash equivalents and short-term investments interchangeably and at the present time do not anticipate any significant changes to our current holdings in cash equivalents. We expect capital spending to continue due to additional laboratory equipment necessary for our new San Diego, California laboratory.
     Cash provided by financing activities in the three months ended March 31, 2008 and 2007 was $0.9 million and $11.1 million, respectively, which consisted almost exclusively of funds received from the exercise of stock options and warrants.
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
Results of Operations
     We recorded a net loss applicable to common stockholders of approximately $6.1 million for the three-month period ended March 31, 2008, as compared to $4.5 million for the same period in 2007.
     We recognized $2.2 million of revenue for the three-month period ended March 31, 2008, and $1.6 million for the same period in 2007. We recognized $2.2 million and $1.4 million during those periods, respectively, from our $24.3 million sale to the ALSCRT of a 1% royalty interest in worldwide sales of arimoclomol in August 2006. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2008, we do not anticipate receiving any significant licensing fees. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALSCRT over the development period of our arimoclomol research.

Research and Development

	Three Month Period
	Ended March 31,
	2008	2007
	(In thousands)
Research and development expense	$3,125	$3,209
Non-cash research and development expenses (recovery)	(243)	695
Employee stock option expense	199	37
Depreciation and amortization	111	67

	$3,192	$4,008

     Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
     Research and development expenses incurred during the first three months of 2008 and 2007 related primarily to (i) our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to other molecular chaperone amplification drug candidates, (iii) RXi’s acquisition of technologies covered by the UMMS license agreements, and (iv) the small molecule drug discovery and development operations at our former Massachusetts and new California laboratory. All research and development costs related to the activities of RXi and our former laboratory were expensed.
     As compensation to members of our scientific advisory board and consultants, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black Scholes option pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. This resulted in a significant recovery of expenses in this quarter totaling approximately $243,000 and an expense of approximately $695,000 for the same period of 2007. We recorded $199,000 of employee stock option expense during the three-month period ended March 31, 2008, as compared with $37,000 for the related period in 2007.
     Over the coming twelve months, we expect our research and development expenses to increase primarily as a result of our ongoing clinical programs for arimoclomol and iroxanadine and our drug discovery efforts at our San Diego, California laboratory.
General and Administrative Expenses

	Three Month Period
	Ended March 31,
	2008	2007
	(In thousands)
General and administrative expenses	$3,603	$2,369
Non-cash general and administrative expenses	189	—
Employee stock option expense	659	112
Depreciation and amortization	22	4

	$4,473	$2,485

     General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense and depreciation expense, were $3.6 million for the first three months of 2008, compared to $2.4 million for the related period in 2007. General and administrative expenses increased by $1.9 million in the first quarter of 2008 as compared to 2007 primarily due to increased audit, legal and consulting fees and higher employment costs. Audit fees associated with our annual audit, compliance with the internal control provisions of the Sarbanes-Oxley Act and RXi’s registration statement relating to our partial spinoff of RXi increased by approximately $550,000. Legal fees increased by approximately $160,000 primarily related to RXi’s Registration Statement, increased patent work and other legal matters, including possible financing transactions. Recruiting and consulting fees increased by approximately $190,000 related to the recruitment of additional officers, financial and scientific personnel and the engagement of consultants to assist with the preparation of RXi’s registration statement. Employment costs increased by approximately $121,000 related to wages and bonuses for additional personnel for RXi and annual increases for other employees. Printing costs and other expenses relating to the filing of RXi’s registration statement totaled approximately $180,000.
     Employee stock option expense relates to options granted to recruit and retain directors, officers and additional employees. We recorded approximately $659,000 of employee stock option expense during the three-month period ended March 31, 2008 as compared to approximately $112,000 during the three-month period ended March 31, 2007. Of this increase, approximately $370,000 relates to RXi and $177,000 relates to CytRx. In March 2008 we awarded RXi common stock to directors and certain employees and recorded the $189,000 fair value as non-cash compensation expense. There were no comparable awards in the 2007 period.
Depreciation and Amortization
     The depreciation expense reflects the depreciation of our equipment and furnishings and the amortization expenses related to our molecular library, which was placed in service in March 2005. These expenses are classified as Research and Development or General and Administrative expenses depending upon the associated business activity.
Interest Income
     Interest income was $0.5 million for the three months ended March 31, 2008, compared to $0.4 million for the comparable period in 2007. The difference between periods is attributable primarily to the cash available for investment each year.
Minority Interest in Losses of Subsidiary
     We offset $88,000 of minority interest in losses of RXi against our net loss for the months of January and February 2008. For March 2008, we did not record a minority interest in the losses of RXi, as RXi’s gain and losses were accounted for under the equity method because, following our March 11, 2008 distribution to our stockholders of RXi shares, we owned less than 50% of RXi. We offset $2,000 of minority interest in losses of RXi against our net loss for the three-month period ended March 31, 2007.
Income Taxes
     On March 11, 2008, the Company distributed to our stockholders approximately 4.5 million shares of RXi common stock. We will recognize approximately a $32.9 million gain for income tax purposes on the distribution of shares of RXi common stock, which is the amount equal to the excess of the fair market value of the stock distributed over our basis. The gain will be included in determining whether we have current year earnings and profits subject to taxation.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2008, it would not have had a material effect on our results of operations or cash flows for that period.
Item 4. — Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report and identified continuing deficiencies as disclosed in the Form 10-K for the period ending December 31, 2007, that it considered to be material weaknesses in the effectiveness of our internal controls over financial reporting. Pursuant to standards established by the Public Company Accounting Oversight Board, a

“Material weakness” is a “deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
     Changes in Controls over Financial Reporting
     During the quarterly period covered by this Quarterly Report, we made changes to our internal controls designed to strengthen our financial reporting and disclosure controls and procedures in light of material weaknesses in those regards reported in our Annual Report on Form 10-K for the year ended December 31, 2007. During the quarterly period covered by this Quarterly Report, we strengthened our managerial controls over our compliance with the established financial closing policies and procedures. Additionally, we enhanced the communications among our scientific, legal and accounting departments including the timing of and control over the flow of documents into our legal database.
     We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.
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

CYTRX CORPORATION (Registrant)
Date: May 19, 2008	By:	/s/ MITCHELL K. FOGELMAN
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