Form 10-Q
period 2008-06-30
CYTRX CORP
filed 2008-08-11
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of CytRx Corporation Common Stock, $.001 par value, issued and outstanding as of August 6, 2008: 90,770,453, exclusive of treasury shares.

CYTRX CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,382,744	$50,498,261
Short-term investments, at amortized cost	—	9,951,548
Accounts receivable	29,332	101,217
Loan receivable, net of reserve	1,600,000	—
Prepaid expense and other current assets	1,232,891	930,596

Total current assets	39,244,967	61,481,622

Equipment and furnishings, net	1,703,607	1,573,290
Molecular library, net	148,639	193,946
Investment in unconsolidated subsidiary (see Note 9)	1,344,373	—
Goodwill	183,780	183,780
Other assets	238,387	713,398

Total assets	$42,863,753	$64,146,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$520,363	$1,946,215
Accrued expenses and other current liabilities	2,262,637	3,700,866
Income taxes payable	342,000	—
Deferred revenue, current portion	6,228,035	8,399,167

Total current liabilities	9,353,035	14,046,248
Deferred revenue, non-current portion	5,417,062	7,167,381

Total liabilities	14,770,097	21,213,629

Minority interest	—	2,708,368

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 91,404,269 and 90,397,867 shares issued at June 30, 2008 and December 31, 2007, respectively	91,404	90,398
Additional paid-in capital	206,617,383	203,905,691
Treasury stock, at cost (633,816 shares held at June 30, 2008 and December 31, 2007, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(176,335,893)	(161,492,812)

Total stockholders’ equity	28,093,656	40,224,039

Total liabilities and stockholders’ equity	$42,863,753	$64,146,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Service revenue	$1,740,362	$2,369,513	$3,921,450	$3,816,506
Grant revenue	—	—	—	116,070

	1,740,362	2,369,513	3,921,450	3,932,576

Expenses:
Research and development	2,525,659	6,884,296	5,717,372	10,892,670
General and administrative	3,192,082	4,106,597	7,665,231	6,591,681

	5,717,741	10,990,893	13,382,603	17,484,351

Loss before other income	(3,977,379)	(8,621,380)	(9,461,153)	(13,551,775)
Other income:
Interest income	284,304	659,062	808,575	1,039,676
Other income, net	1,000	1,501,000	219,229	1,501,000
Equity in loss of unconsolidated subsidiary	(2,133,956)	—	(2,512,854)	—
Minority interest in losses of subsidiary	—	176,136	88,374	178,136

Net loss before income taxes	(5,826,031)	(6,285,182)	(10,857,829)	(10,832,963)
Provision for income taxes	—	—	(342,000)	—

Net loss	(5,826,031)	(6,285,182)	(11,199,829)	(10,832,963)
Deemed dividend for anti-dilution adjustment made to stock warrants	—	—	(756,954)	—

Net loss applicable to common stockholders	$(5,826,031)	$(6,285,182)	$(11,956,783)	$(10,832,963)

Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.13)	$(0.14)

Weighted average shares outstanding	90,768,145	85,379,769	90,524,297	79,242,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,199,829)	$(10,832,963)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	271,960	121,067
Equity in loss of unconsolidated subsidiary	2,512,854	—
Minority interest in losses of subsidiary	(88,374)	(178,136)
Reserve against loan receivable	690,000	—
RXi common stock transferred for services	244,860	—
Non-cash earned on short-term investments	(48,452)	—
Non-cash gain on transfer of RXi common stock	(226,579)	—
Common stock issued for services	—	2,310,560
Expense related to employee and non-employee stock options	1,053,498	2,205,919
Net change in operating assets and liabilities	(4,946,228)	(4,431,803)

Total adjustments	(536,461)	29,607

Net cash used in operating activities	(11,736,290)	(10,803,356)

Cash flows from investing activities:
Purchases of equipment and furnishings	(706,757)	(38,303)
Deconsolidation of subsidiary, RXi Pharmaceutical Corporation	(10,359,278)	—
Proceeds from sale of short-term investments	10,000,000	—
Loan receivable	(2,290,000)	—

Net cash used in investing activities	(3,356,035)	(38,303)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	976,808	15,909,775
Net proceeds from issuances of common stock	—	34,248,062

Net cash provided by financing activities	976,808	50,157,837

Net increase (decrease) in cash and cash equivalents	(14,115,517)	39,316,178
Cash and cash equivalents at beginning of period	50,498,261	30,381,393

Cash and cash equivalents at end of period	$36,382,744	$69,697,571

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$808,575	$1,039,676

Supplemental schedule of non-cash investing and financing activities:
     As the result of the March 6, 2008 distribution by CytRx Corporation (the “Company”) to its stockholders of approximately 36% of the outstanding shares of RXi Pharmaceuticals Corporation, the Company deconsolidated that previously majority-owned subsidiary. As part of the transaction, the Company deconsolidated $3.7 million of total assets and $4.6 million of total liabilities.
     In connection with applicable antidilution adjustments to the price of certain outstanding warrants in March 2008, the Company recorded a deemed dividend of approximately $757,000 in the six months ended June 30, 2008. The deemed dividend was recorded as a charge to accumulated deficit and a corresponding credit to additional paid-in capital.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
1. Description of Company and Basis of Presentation
     CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a clinical-stage biopharmaceutical company engaged in developing human therapeutic products based primarily upon its small-molecule molecular chaperone amplification technology. Molecular chaperone proteins occur normally in human cells and are key components of the body’s defenses against potentially toxic mis-folded cellular proteins. Since damaged toxic proteins called aggregates are thought to play a role in many diseases, CytRx believes that amplification of molecular chaperone proteins could have therapeutic efficacy for a broad range of indications. Currently, CytRx is using its chaperone amplification technology to develop treatments for neurodegenerative disorders and diabetic complications. In addition, CytRx has been applying molecular chaperone technology to the identification of drug candidates for oncology by adapting its proprietary chaperone screening assay to identify inhibitors (rather than amplifiers) of chaperone activity.
     On June 6, 2008, the Company entered into a merger agreement to acquire Innovive Pharmaceuticals, Inc., or Innovive, a publicly traded biopharmaceutical company with four clinical stage oncology drug candidates. Under the merger agreement, CytRx will pay initial merger consideration of $3.0 million in the form of shares of CytRx common stock valued at $0.94 per share, plus future earnout merger consideration of up to approximately $18.3 million. The merger is subject to customary closing conditions, including the approval by Innovive’s stockholders of the merger agreement. For a more detailed description of the terms of the merger, see Note 11 below.
     Through February 2008, the Company owned a majority of the outstanding shares of common stock of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, the Company distributed to its stockholders approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result of the reduced ownership, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi against its historical basis investment in RXi. The investment in RXi is shown as “investment in unconsolidated subsidiary” on the consolidated balance sheet and the related earnings are shown as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations. Because only a portion of RXi’s financial results for March 2008 were recorded by CytRx under the equity method, the Company’s results of operations for the first six months of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.
     To date, the Company has relied primarily upon sales of its equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance its business and operations. See Notes 6 and 7 below.
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

     The accompanying condensed consolidated financial statements at June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2007 have been derived from the Company’s audited financial statements as of that date.
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
     In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 with no material impact on the Company’s consolidated financial statements.
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

     In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which expresses the views of the Staff regarding use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123. SAB 110 will allow, under certain circumstances, the use of the simplified method beyond December 31, 2007 when an issuer is unable to rely on the historical exercise data. The Company adopted SAB 110 with no material impact on its financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of this standard will have a material effect on its financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The Position will be effective for fiscal years beginning after December 15, 2008 and will only apply prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company is currently evaluating the impact this statement will have on our results of operations and financial position.
     In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 will be effective for us as of January 1, 2009. The Company does not believe adoption of this principle will have a material effect on its financial statements.
3. Short-term Investments
     RXi owned zero coupon U.S Treasury Bills that were purchased at a discount and matured within twelve months. They were classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, were measured at amortized cost, since RXi had the intent and ability to hold these securities to maturity. The interest income was amortized at the effective interest rate.
4. Basic and Diluted Loss Per Common Share
     Basic and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share, since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and that were excluded from the computation of diluted loss per share, totaled approximately 15.8 million and 20.4 million shares at June 30, 2008 and 2007, respectively.
     In connection with applicable antidilution adjustments to the terms of certain outstanding warrants to purchase common stock in March 2008, the Company recorded a deemed dividend of approximately $757,000. The deemed dividend is reflected as an adjustment to net loss for the first quarter of 2008, to arrive at net loss applicable to common stockholders on the Condensed Consolidated Statement of Operations and for purposes of calculating basic and diluted loss per share.

5. Stock Based Compensation
     CytRx Corporation
     The Company has a stock option plan, the 2000 Stock Option Incentive Plan, under which, as of June 30, 2008, an aggregate of 10,000,000 shares of common stock were reserved for issuance, including approximately 6,674,756 shares subject to outstanding stock options and approximately 1,442,032 shares available for future grant. The Company also has two other plans, the 1994 Stock Option Plan and the 1998 Long Term Incentive Plan, under which 9,167 shares and 100,041 shares, respectively, are subject to outstanding stock options. The terms of these plans provide that no options may be issued after ten years, so no options are available for future grant under either of the plans. Options granted under the Company’s option plans generally vest and become exercisable as to 33% of the option grants on each anniversary of the grant date until fully vested. The options expire, unless previously exercised, not later than ten years from the grant date.
     The Company’s stock-based employee compensation plans are described in Note 12 to its financial statements contained in its Annual Report on Form 10-K filed for the year ended December 31, 2007.
     The Company has adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.
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
     Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.
     The following table sets forth the total stock-based compensation expense (recovery) resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development — employee	$182,000	$144,000	$353,000	$180,000
General and administrative — employee	316,000	270,000	607,000	382,000

Total employee stock-based compensation	$498,000	$414,000	$960,000	$562,000

Research and development — non-employee (recovery)	$—	$(393,000)	$(422,000)	$303,000
General and administrative — non-employee	—	—	—	—

Total non-employee stock-based compensation	$—	$(393,000)	$(422,000)	$303,000

     During the first six months of 2008, the Company issued stock options to purchase 815,000 shares of its common stock. The fair value of the stock options granted in the six-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	2.72%-3.84%	4.43%-4.78%
Expected volatility	93.8%-96.7%	108.7%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%
     The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the six-month periods ended June 30, 2008 and 2007, the Company used a calculated volatility for each grant. The Company’s computation of expected life were estimated using the simplified method provided for under Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the six-month periods ended June 30, 2008 and 2007, the Company has estimated an annualized forfeiture rate of 10% and 5%, respectively, for options granted to its employees, 1% for each period for options granted to senior management and 0% for each period for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.
     At June 30, 2008, there remained approximately $3.5 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.41 years. Presented below is the Company’s stock option activity:

	Six Months Ended June 30, 2008
	Number of Options	Number of Options	Total Number	Weighted Average
	(Employees)	(Non-Employees)	of Options	Exercise Price
Outstanding at January 1, 2008	4,594,000	1,397,000	5,991,000	$2.29
Granted	901,000	—	901,000	$1.26
Exercised	(55,000)	—	(55,000)	$0.92
Forfeited	(162,000)	—	(162,000)	$2.92

Outstanding at June 30, 2008	5,278,000	1,397,000	6,675,000	$2.14

Options exercisable at June 30, 2008	3,145,000	1,147,000	4,292,000	$1.93

     A summary of the activity for non-vested stock options as of June 30, 2008 is presented below:

				Weighted Average
	Number of Options	Number of Options	Total Number of	Grant Date Fair
	(Employees)	(Non-Employees)	Options	Value per Share
Non-vested at January 1, 2008	1,734,000	250,000	1,984,000	$2.91
Granted	901,000	—	901,000	$0.99
Forfeited	(162,000)	—	(162,000)	$2.46
Vested	(340,000)	—	(340,000)	$2.24

Non-vested at June 30, 2008	2,133,000	250,000	2,383,000	$2.31

     The following table summarizes significant ranges of outstanding stock options under the Company’s plans at June 30, 2008:

		Weighted Average	Weighted		Weighted	Weighted
		Remaining	Average	Number of	Average	Average
Range of	Number of	Contractual Life	Exercise	Options	Contractual	Exercise
Exercise Prices	Options	(years)	Price	Exercisable	Life	Price
$0.65 - 1.00	800,000	6.67	$0.80	735,000	6.67	$0.80
$1.01 - 2.00	3,137,000	7.48	$1.41	1,946,000	7.48	$1.51
$2.01 - 3.00	1,130,000	5.07	$2.46	1,112,000	5.07	$2.46
$3.01 - 4.00	623,000	9.22	$3.42	163,000	9.22	$3.35
$4.01 - 4.65	985,000	8.85	$4.42	336,000	8.85	$4.41

	6,675,000	7.34	$2.14	4,292,000	7.34	$1.93

     The aggregate intrinsic value of outstanding options as of June 30, 2008 was approximately $0. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on June 30, 2008 of $0.65 per share and the exercise price of the underlying options. The intrinsic value of options exercised was $28,000 for the six-month period ended June 30, 2008, and the intrinsic value of options that vested was approximately $0 for the same period.
     RXi Pharmaceuticals
     RXi has its own stock option plan, the RXi Pharmaceuticals Corporation 2007 Incentive Plan. RXi accounted for stock option expense in the same manner as CytRx as described above.
     As discussed in Note 9, the Company started accounting for its investment in RXi under the equity method in March 2008, and accordingly, the following table sets forth the total stock-based compensation expense for January and February 2008 resulting from RXi stock options that is included in the Company’s unaudited condensed consolidated statements of operations:

	Six Months Ended June 30,
	2008	2007
Research and development — employee	$28,000	$32,000
General and administrative — employee	369,000	297,000

Total employee stock-based compensation	$397,000	$329,000

Research and development — non-employee	$121,000	$1,012,000
General and administrative — non-employee	—	—

Total non-employee stock-based compensation	$121,000	$1,012,000

6. Liquidity and Capital Resources
     At June 30, 2008, the Company had cash, cash equivalents and short-term investments of approximately $36.4 million. Management believes that its current resources, without inclusion of the possible sale of shares of RXi common stock (see note 9), will be sufficient to support the Company’s currently planned level of operations into the second half of 2009. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2008 and the first six months of 2009 of approximately $26.4 million, including approximately $1.8 million of direct expenditures for its planned clinical program for arimoclomol for ALS and related studies, approximately $0.3 million of direct expenditures for its planned clinical program for arimoclomol for stroke recovery and related studies, approximately $8.0 million of direct expenditures for its planned Phase II clinical trial of iroxanadine for diabetic ulcers and related studies, approximately $8.1 million for the operations of its research laboratory in San Diego, California, and approximately $8.2 million for other general and administrative expenses. The Company’s projected expenditures are based on our recently announced plan to conduct additional animal toxicology studies prior to the resumption of its Phase II clinical program for arimoclomol for ALS that currently is on clinical hold by the FDA and prior to any initiation of its Phase II clinical trial for arimoclomol for stroke recovery. Those animal toxicology studies are expected to take approximately one year. These projected expenditures are based upon numerous other assumptions and subject to many uncertainties, and the Company’s actual expenditures may be significantly different from these projections. These projected expenditures also do not consider the effects of the pending acquisition of Innovive on the Company’s operations and financial condition. Assuming that the acquisition is completed, the Company will need additional funds to advance any of Innovive’s product candidates. The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
7. Equity Transactions
     On March 11, 2008, the Company paid a dividend to its stockholders of approximately 36% of the outstanding shares of RXi common stock. In connection with that dividend, the Company adjusted the price of warrants to purchase approximately 10.6 million shares that had been issued in prior equity financings in October 2004, January 2005 and March 2006. The adjustments were made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s distribution of a portion of its assets to its stockholders. The Company accounted for the anti-dilution adjustments as deemed dividends analogous with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments, and recorded an approximate $757,000 charge to accumulated deficit and a corresponding credit to additional paid-in capital.
     On April 19, 2007, the Company completed a $37.0 million private equity financing in which it issued approximately 8.6 million shares of its common stock at a price of $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, the Company received proceeds of approximately $34.2 million. On April 30, 2007, the Company contributed $15.0 million, net of reimbursed expenses estimated at $2.0 million paid by RXi to the Company, in exchange for equity in RXi, in order to satisfy the initial funding requirements under its agreements with the University of Massachusetts Medical School (“UMMS”). In September 2007, the actual reimbursed expenses paid by RXi to the Company were finally determined to be approximately $3.0 million, and on September 25, 2007, RXi issued to CytRx additional equity as reimbursement of the excess expenses. Following those transactions, CytRx owned approximately 85% of the outstanding capital stock of RXi, of which approximately 36% was paid as a dividend to CytRx stockholders on March 11, 2008.
     In connection with the April 2007 private equity financing, the Company adjusted the price and number of underlying shares of warrants to purchase approximately 1.4 million shares that had been issued in prior equity financings in May and September 2003. The adjustments were was made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s issuance of common stock in the April 2007 financing at a price below the closing market price on the date of the transaction. For the reasons described above, the Company accounted for the anti-dilution adjustments as deemed dividends. Because the fair value of the outstanding warrants decreased as a result of the anti-dilution adjustment, no deemed dividend was recorded, and thus the Company did not record a charge to retained earnings or a corresponding credit to additional paid-in capital.

     In connection with the April 2007 private equity financing, the Company entered into a registration rights agreement with the purchasers of its common stock and warrants. That agreement provided, among other things, for cash penalties, up to a maximum of 16% (approximately $5.9 million) of the purchase price paid for the securities in the event that the Company failed to initially register or maintain the effective registration of the securities until the sooner of two years or the date on which the securities could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company evaluated the penalty provisions of the April 2007 registration rights agreement in light of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies, pursuant to which a contingent obligation must be accrued only if it is reasonably estimable and probable. In management’s estimation, the contingent payments related to the registration payment arrangement are not probable to occur, and thus no amount was accrued.
     During the three-month and six-month periods ended June 30, 2008, the Company issued 1.0 million shares of its common stock, and received $0.9 million, upon the exercise of stock options and warrants. During the three-month and six-month periods ended June 30, 2007, the Company issued 2.6 million and 9.5 million shares, respectively, of its common stock, and received $4.8 million and $15.9 million, respectively, upon the exercise of stock options and warrants.
8. Minority Interest
     Through February 2008, the Company owned approximately 85% of the outstanding shares of common stock of RXi. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, the Company distributed to its stockholders approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi against its historical basis investment in RXi. Because only a portion of RXi’s financial results for March 2008 were recorded by CytRx under the equity method, the Company’s results of operations for the first six months of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.
     The Company offset $88,000 of minority interest in losses of RXi against its net loss for the months of January and February 2008, and $176,000 and $178,000 of minority interest in losses of RXi against its net loss for the three-month and six-month periods ended June 30, 2007, respectively.
9. Equity Investment in RXi
     In the first quarter of 2008, the Company distributed to its stockholders approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. Management determined that the distribution of the RXi common stock to stockholders of CytRx represented a partial spin-off of RXi and accounted for the distribution of the RXi common shares at cost. As a result of its reduced ownership in RXi, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi against its historical basis investment in RXi. The following table presents summarized financial information for RXi for the three and six-month periods ended June 30, 2008:

	Three-Month	Six-Month
	Period Ended	Period Ended
Income Statement Data (unaudited, in thousands)	June 30, 2008	June 30, 2008
Sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(4,346)	(7,059)
Loss	(4,318)	(6,964)

Balance Sheet Data (unaudited, in thousands)	June 30, 2008
Current assets	$15,433
Noncurrent assets	409
Current liabilities	1,522
Stockholders’ equity	14,307

     On June 30, 2008, RXi issued and sold 1,079,299 common shares to certain investors, which effectively reduced CytRx’s ownership to approximately 45%.
     At June 30, 2008, the fair value of CytRx’s ownership of 6,268,881 shares of RXi’s common stock was $50,151,000 based on the closing price of RXi’s common stock on that date.
10. Income Taxes
     On March 11, 2008, we distributed to our stockholders approximately 4.5 million shares of RXi common stock. We will recognize approximately a $32.9 million gain for income tax purposes on the distribution of shares of RXi common stock, which is the amount equal to the excess of the fair market value of the stock distributed over our basis. The gain will be included in determining whether we have current year earnings and profits subject to taxation. Based upon our anticipated loss from operations for 2008 and currently available loss carryforwards, we expect to pay no regular income taxes in connection with the distribution; however, we have recorded a tax provision of $342,000 related to the estimated Alternative Minimum Tax resulting from this gain.
11. Pending Acquisition
     On June 6, 2008, the Company entered into an agreement and plan of merger with Innovive Pharmaceuticals, Inc., or Innovive, CytRx Merger Subsidiary, Inc., a wholly owned subsidiary of CytRx, and Steven Kelly, Innovive’s President and Chief Executive Officer, as representative of Innovive stockholders. Pursuant to the terms of the merger agreement, the Company will acquire Innovive by means of the merger of Merger Subsidiary with and into Innovive, and as a result Innovive will continue as the surviving corporation and will become a wholly owned subsidiary of CytRx.
     Under the merger agreement, CytRx will pay initial merger consideration of $3.0 million, plus future earnout merger consideration of up to approximately $18.3 million. At the effective time of the merger, all of the outstanding shares of Innovive common stock (other than shares owned by Innovive, CytRx and Merger Subsidiary and by any stockholders who properly exercise their rights as dissenting stockholders under Delaware law), will be cancelled and converted into the right to receive from CytRx their allocable share of the merger consideration based on the fully diluted shares of Innovive at that time. The initial merger consideration will be payable in the form of shares of CytRx common stock valued at $0.94 per share, which equaled the average daily volume-weighted closing price of CytRx common stock as reported on The Nasdaq Capital Market over the ten trading days prior to June 6, 2008, the date the merger agreement was signed. The earnout merger consideration is subject to the future achievement of specified net sales under the existing Innovive license agreements. The earnout merger consideration, if any, will be payable in shares of CytRx common stock, subject to specified conditions, or, at the Company’s election, in cash, or by a combination of shares of CytRx common stock and cash. CytRx common stock will be valued for purposes of any earnout merger consideration based upon the trading price of CytRx common stock at the time the earnout merger consideration is paid.
     Under accounting principles generally accepted in the United States and the regulations of the Securities and Exchange Commission, since Innovive is a development stage company, it is not considered a business. Accordingly, the merger will be accounted for by CytRx in accordance with Statement of Financial Standard No. 142, Goodwill and Other Intangible Assets, for transactions other than a business combination. Management of CytRx has further determined it is not required to include in this Form 10-Q proforma financial statements giving effect to the merger.
     The initial merger consideration, together with direct costs incurred to effect the merger, will be allocated to the individual assets acquired, including identifiable intangible assets and liabilities assumed based on the relative fair value. No goodwill will be recorded. Consolidated financial statements of CytRx issued after the merger will reflect these fair values and will not be restated retroactively to reflect the historical financial position or results of operations of Innovive. It is anticipated that CytRx will record a one-time expense for in-process research and development it acquires.
     Completion of the merger is subject to customary closing conditions, including the absence of certain legal impediments to the merger, the effectiveness of certain filings with the SEC, approval by Innovive’s stockholders of the merger agreement and that the Innovive shares held by any dissenting stockholders not exceed 5% of Innovive’s outstanding shares. The Company expects to complete the merger during the third calendar quarter of 2008, with the exact timing dependent upon a number of factors.
     The merger agreement contains specified termination rights for both Innovive and the Company. Among other things and subject to certain conditions, (i) Innovive may terminate the merger agreement to accept a “superior proposal” (as defined in the merger agreement), and (ii) the Company may terminate the merger agreement if the board of directors of Innovive changes or withdraws, or fails to reaffirm, its recommendation to Innovive’s stockholders that they approve the merger agreement. In general, either Innovive or the Company may terminate the merger agreement if the merger has not occurred by September 30, 2008. The merger agreement further provides that, upon termination of the merger agreement under certain circumstances, Innovive may be obligated to pay us a termination fee of $1.5 million.
     Also on June 6, 2008, CytRx entered into a loan and security agreement with Innovive pursuant to which the Company agreed to advance funds to Innovive to be used to pay current accounts payable and accrued expenses of Innovive. As of August 6, 2008, we had advanced to Innovive under the loan and security agreement a total of approximately $2,690,000, and Innovive may request additional advances of up to approximately $2,810,000 pending the merger. Additional advances requested by Innovive are at the Company’s discretion. All advances under the loan agreement are secured by a lien on all or substantially all of Innovive’s assets, bear interest at the rate of 12.5% per annum, and generally will be due and payable, in full, together with accrued interest, on the date of termination of the merger agreement or September 30, 2008. In June 2008, we set a reserve of $690,000 against the advance based upon the estimated recoverable value of the underlying security.

     In consideration for making the initial advance and entering into the loan agreement, Innovive granted CytRx under the loan agreement a one-year option, exercisable in certain circumstances if the merger agreement is terminated by Innovive, to purchase up to 2,000,000 shares of common stock of Innovive at an exercise price of $0.01 per share.
     As of June 30, 2008, CytRx had advanced to Innovive under the loan and security agreement a total of approximately $2.3 million.
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
Overview
     CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a clinical-stage biopharmaceutical company engaged in developing human therapeutic products based primarily upon its small-molecule molecular chaperone amplification technology. Molecular chaperone proteins occur normally in human cells and are key components of the body’s defenses against potentially toxic mis-folded cellular proteins. Since damaged toxic proteins called aggregates are thought to play a role in many diseases, CytRx believes that amplification of molecular chaperone proteins could have therapeutic efficacy for a broad range of indications. Currently, CytRx is using its chaperone amplification technology to develop treatments for neurodegenerative disorders and diabetic complications. In addition, CytRx has been applying molecular chaperone technology to the identification of drug candidates for oncology by adapting its proprietary chaperone screening assay to identify inhibitors (rather than amplifiers) of chaperone activity.
     On June 6, 2008, we entered into a merger agreement to acquire Innovive Pharmaceuticals, Inc., or Innovive, a publicly traded biopharmaceutical company with four clinical stage oncology drug candidates. Under the merger agreement, we will pay initial merger consideration totaling $3.0 million in the form of shares of our common stock valued at $0.94 per share, plus future earnout merger consideration of up to approximately $18.3 million. The merger is subject to customary closing conditions, including the approval by Innovive’s stockholders of the merger agreement.

     Through February 2008, we owned a majority of the outstanding shares of common stock of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, our consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, we distributed to our stockholders approximately 36% of RXi’s outstanding shares, which reduced our ownership to less than 50% of RXi. As a result of the reduced ownership, we began to account for its investment in RXi using the equity method, under which we record only our pro-rata share of the financial results of RXi against our historical basis investment in RXi. The investment in RXi is shown as “investment in unconsolidated subsidiary” on the consolidated balance sheet and the related earnings are shown as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations. Because only a portion of RXi’s financial results for March 2008 were recorded by us under the equity method, our results of operations for the first six months of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.
     We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At June 30, 2008, we had cash, cash equivalents and short-term investments of approximately $36.4 million. We believe that our current resources, without inclusion of the possible liquidation of shares of RXi common stock (see note 9), will be sufficient to support our currently planned level of operations into the second half of 2009. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2008 and the first six months of 2009 of approximately $26.4 million, including approximately $1.8 million of direct expenditures for our planned clinical program for arimoclomol for ALS and related studies, approximately $0.3 million of direct expenditures for our planned clinical program for arimoclomol for stroke recovery and related studies, approximately $8.0 million of direct expenditures for our planned Phase II clinical trial of iroxanadine for diabetic ulcers and related studies, approximately $8.1 million for the operations of our research laboratory in San Diego, California, and approximately $8.2 million for other general and administrative expenses. Our projected expenditures are based on our recently announced plan to conduct additional animal toxicology studies prior to the resumption of our Phase II clinical program for arimoclomol for ALS that currently is on clinical hold by the FDA and prior to any initiation of our Phase II clinical trial for arimoclomol for stroke recovery. Those animal toxicology studies are expected to take approximately one year. These projected expenditures are based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. These projected expenditures also do not consider the effects of the pending acquisition of Innovive on our operations and financial condition. Assuming that the acquisition is completed, we will need additional funds to advance any of Innovive’s product candidates.
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

     Revenue Recognition
     Revenue consists of license fees from strategic alliances with pharmaceutical companies as well as service and grant revenues. Service revenue consists of contract research and laboratory consulting. Grant revenues consist of government and private grants.
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
     In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to us. We have concluded that due to the research and development components of the transaction that it is properly accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates of expense incurred for this research and development on a quarterly basis. For the three-month and six-month periods ended June 30, 2008 and 2007, we recognized approximately $1.7 million, $3.9 million, $2.4 million and $3.8 million, respectively, of service revenue related to this transaction. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.
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
     The fair value of each CytRx and RXi common stock option grant is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option-pricing model, based on an expected forfeiture rate that is adjusted for actual experience. If our Black-Scholes option-pricing model assumptions or our actual or estimated forfeiture rate are different in the future, that could materially affect compensation expense recorded in future periods.
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
     Earnings Per Share
     Basic and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share, since the effect would be anti-dilutive. Common share equivalents that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted loss per share, totaled approximately 15.8 million shares and 20.4 million shares at June 30, 2008 and 2007, respectively. In connection with the dividend of 36% of the outstanding shares of RXi paid to our stockholders on March 11, 2008, we recorded a deemed dividend of $757,000. The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2008, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted loss per shares.
     Liquidity and Capital Resources
     We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. At June 30, 2008, we had cash, cash equivalents and short-term investments of approximately $36.4 million. We believe that our current resources, without inclusion of the possible sale of shares of RXi common stock (see note 9), will be sufficient to support our currently planned level of operations into the second half of 2009. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2008 and the first six months of 2009 of approximately $26.4 million, including approximately $1.8 million of direct expenditures for our planned clinical program for arimoclomol for ALS and related studies, approximately $0.3 million of direct expenditures for our planned clinical program for arimoclomol for stroke recovery and related studies, approximately $8.0 million of direct expenditures for our planned Phase II clinical trial of iroxanadine for diabetic ulcers and related studies, approximately $8.1 million for the operations of our research laboratory in San Diego, California, and approximately $8.2 million for other general and administrative expenses. Our projected expenditures are based on our recently announced plan to conduct additional animal toxicology studies prior to the resumption of our Phase II clinical program for arimoclomol for ALS that currently is on clinical hold by the FDA and prior to any initiation of our Phase II clinical trial for arimoclomol for stroke recovery. Those animal toxicology studies are expected to take approximately one year. These projected expenditures are based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. These projected expenditures also do not consider the effects of the pending acquisition of Innovive on our operations and financial condition. Assuming that the acquisition is consummated, we will need additional funds to advance any of Innovive’s product candidates.

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
     Our net loss, which includes non-cash charges relating to common stock, stock option and warrants issued for services and expenses related to employee and non-employee stock options, decreased by approximately $0.5 million during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. This decrease was primarily as a result of the deconsolidation of RXi in the first quarter, resulting in no RXi expenses being included in the results for the quarter ended June 30, 2008. Our professional fees, included in general and administrative expenses, were approximately $470,000 higher than in the comparative 2007 period, largely relating to fees incurred in effecting the partial spinoff of RXi.
     In the six-month period ended June 30, 2008, we used $3.4 million of cash in investing activities, compared to $38,000 used in the comparable 2007 period. The 2008 period included $10.0 million of funds provided by RXi converting short-term investments to cash equivalents. However, RXi’s cash of $10.4 million (inclusive of this $10.0 million) is no longer available due to the deconsolidation. We advanced $2.3 million to Innovive and the remainder of the investing activity for both the 2008 and 2007 periods primarily related to cash used for the purchase of equipment. We manage our cash, cash equivalents and short-term investments interchangeably and at the present time do not anticipate any significant changes to our current holdings in cash equivalents. We expect capital spending to continue due to additional laboratory equipment necessary for our new San Diego, California, laboratory.
     Cash provided by financing activities in the six months ended June 30, 2008 and 2007 was $1.0 million and $50.2 million, respectively, which consisted exclusively of funds received from the exercise of stock options and warrants in the 2008 period. In the six months ended June 30, 2007, $16 million resulted from the proceeds from the exercise of stock options and warrants and $34.2 from the net proceeds from the issuance of common stock.
     We are evaluating other potential future sources of capital, as we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, sales of stock of RXi, gifts, and grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying consolidated financial information may not necessarily be indicative of future operating results or future financial condition.
     We expect to incur significant losses for the foreseeable future and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.
     Results of Operations
     We recorded a net loss applicable to common stockholders of approximately $5.8 million and $12.1 million for the three-month and six-month periods ended June 30, 2008, respectively, as compared to $6.3 million and $10.8 million for the same periods in 2007.
     We recognized $1.7 million and $3.9 million of revenue for the three-month and six-month periods ended June 30, 2008, respectively, and $2.4 million and $3.9 million for the same periods in 2007. These revenues relate to our $24.3 million sale to the ALSCRT of a one percent royalty interest in worldwide sales of arimoclomol in August 2006. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2008, we do not anticipate receiving any significant licensing fees. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALSCRT over the development period of our arimoclomol research.

Research and Development

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Research and development expenses	$2,225	$3,622	$5,349	$7,246
Non-cash research and development expenses (recovery)	—	3,042	(243)	3,323
Employee stock option expense	182	175	381	212
Depreciation and amortization	119	45	230	112

	$2,526	$6,884	$5,717	$10,893

     Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
     Research and development expenses incurred during the three-month and six-month periods ended June 30, 2008 and June 30, 2007 related primarily to (i) our Phase II clinical program for arimoclomol in ALS, (ii) our ongoing research and development related to other molecular chaperone amplification drug candidates, (iii) RXi’s acquisition of technologies covered by the UMMS license agreements, and (iv) the small molecule drug discovery and development operations at our former Massachusetts and new California laboratory. All research and development costs related to the activities of RXi and our former laboratory were expensed. The three-month period ended June 30, 2008 excludes any RXi-related research and development expenses and in the six-month period ended June 30, 2008, RXi’s research and development expenses are only included for the months of January and February 2008. Our drug development efforts are subject to uncertainties inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing, completion dates, and costs, or range of costs, of each phase of our drug development program.
     As compensation to members of RXi’s scientific advisory board and our consultants, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. This resulted in a recovery of expenses in the three-month and six-month periods ended June 30, 2008 totaling approximately $0 and $(243,000), respectively, and an expense of approximately $3,042,000 and $3,323,000 for the same periods of 2007. The significant decrease in the non-cash research and development expenses for the comparative six-month periods relates to the inclusion of RXi’s expenses in the 2007 period. We recorded $182,000 and $381,000 of employee stock option expense during the three-month and six-month periods ended June 30, 2008, as compared with $175,000 and $212,000 for the same periods in 2007.
     Over the coming twelve months, we expect our research and development expenses to increase primarily as a result of our ongoing clinical programs for iroxanadine and arimoclomol and our drug discovery efforts at our San Diego, California, laboratory. Those expenses will increase further if the Innovive acquisition is completed.
General and Administrative Expenses

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
General and administrative expenses	$2,166	$3,534	$5,769	$5,904
Non-cash general and administrative expenses	690	—	879	—
Employee stock option expense	316	568	975	679
Depreciation and amortization	20	5	42	9

	$3,192	$4,107	$7,665	$6,592

     General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense and depreciation expense, were $2,166,000 and $5,769,000 for the three-month and six-month periods ended June 30, 2008, respectively, compared to $3,534,000 and $5,904,000 for the same periods in 2007. General and administrative expenses decreased by $1,368,000 in the second quarter of 2008 as compared to 2007, primarily due to the 2007 period including approximately $700,000 of RXi expenses. Additionally, there was a reduction in professional fees of approximately $470,000, which largely related to fees incurred in effecting the partial spinoff of RXi in the first quarter of 2008.
     Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees. We recorded approximately $316,000 and $975,000 of employee stock option expense during the three-month and six-month periods ended June 30, 2008 as compared to approximately $568,000 and $679,000 during the same periods in 2007. The decrease relates primarily to the exclusion of RXi’s expenses in the three-months ended June 30, 2008. In June 2008, we set a reserve of $690,000 against the loan receivable based upon the estimated recoverable value of the underlying security and in March 2008, we awarded RXi common stock to our directors and certain employees and recorded the $189,000 fair value as non-cash compensation expense for a total of $879,000 for the six-months ended June 30, 2008. There were no comparable awards in the 2007 period.
     Depreciation and Amortization
     The depreciation expense reflects the depreciation of our equipment and furnishings and the amortization expenses related to our molecular library, which was placed in service in March 2005. These expenses are classified as research and development or general and administrative expenses depending upon the associated business activity.
     Interest Income
     Interest income was $0.3 million and $0.8 million for the three-month and six-month periods ended June 30, 2008, respectively, compared to $0.7 million and $1.0 million for the same periods in 2007. The difference between periods is attributable primarily to the cash available for investment each year.
     Minority Interest in Losses of Subsidiary
     We offset $88,000 of minority interest in losses of RXi against our net loss for the months of January and February 2008. For March 2008 and for the second quarter of 2008, we did not record a minority interest in the losses of RXi, as RXi’s gain and losses were accounted for under the equity method, because following our March 11, 2008 distribution to our stockholders of RXi shares, we owned less than 50% of RXi. We offset $176,000 and $178,000 of minority interest in losses of RXi against our net loss for the three-month and six-month periods ended June 30, 2007, respectively.
     Income Taxes
     On March 11, 2008, we distributed to our stockholders approximately 4.5 million shares of RXi common stock. We will recognize approximately a $32.9 million gain for income tax purposes on the distribution of shares of RXi common stock, which is the amount equal to the excess of the fair market value of the stock distributed over our basis. The gain will be included in determining whether we have current year earnings and profits subject to taxation. Based upon our anticipated loss from operations for 2008 and currently available loss carryforwards, we expect to pay no regular income taxes in connection with the distribution; however, we have recorded a tax provision of $342,000 related to the estimated Alternative Minimum Tax resulting from this gain.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2008, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4. — Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
     Changes in Controls over Financial Reporting
     During the quarterly period covered by this Quarterly Report, we continued to make changes to our internal controls designed to strengthen our financial reporting and disclosure controls and procedures in light of material weaknesses in those regards reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. During the quarterly period covered by this Quarterly Report, we strengthened our managerial controls over our compliance with the established financial closing policies and procedures. Additionally, we continued to enhance the communications among our scientific, legal and accounting departments including the timing of and control over the flow of documents into our legal database.
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
PART II — OTHER INFORMATION
Item 1A — Risk Factors
     We are subject to a number of risks and uncertainties, including the risks and uncertainties discussed below, as well as those described in our Annual Report on Form 10-K for the year ended December 31, 2007 or reflected in any subsequent filings we make with the SEC. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently perceive as immaterial, also may adversely affect us.
     Our common stock may be delisted from The Nasdaq Capital Market if the stock price does not increase.
     We received notice from The Nasdaq Stock Market on May 28, 2008, that our common stock had closed below $1.00 per share for 30 consecutive business days, and we were therefore not in compliance with the minimum bid price required by Nasdaq Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we may regain compliance if at any time by November 24, 2008, our common stock closes at or above $1.00 for 10 consecutive business days and we otherwise meet the Nasdaq’s continuing listing requirements. Nasdaq also informed us that if we do not regain compliance by November 24, 2008, we will be granted up to an additional 180 calendar days to regain full compliance while continuing to trade during this time on The Nasdaq Capital Market if at that time we meet the Nasdaq’s initial listing requirements other than the minimum bid price rule. If we eventually fail to comply with this condition for continued listing and our common stock is delisted from The Nasdaq Small Capital Market, there is no assurance that our common stock will be listed for trading or quoted elsewhere and an active trading market for our common stock may cease to exist, which would materially and adversely impact the market value of our common stock.
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
     Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. We will need to raise additional capital to, among other things:

•	fund our clinical trials and pursue regulatory approval of our existing and possible future product candidates;

•	expand our research and development activities;

•	finance our general and administrative expenses;

•	acquire or license other technologies;

•	prepare, file, prosecute, maintain, enforce and defend our patent and other proprietary rights; and

•	develop and implement sales, marketing and distribution capabilities to successfully commercialize any product for which we obtain marketing approval and which we choose to market itself.
     Our revenues were approximately $7.5 million, $2.1 million and $0.2 million, respectively, for years ended December 31, 2007, 2006 and 2005, and approximately $1.7 million and $3.9 million for the three and six months ended June 30, 2008, respectively. Our revenues for the years ended December 31, 2007 and 2006 and the three and six months ended June 30, 2007 included approximately $7.2 million, $1.9 million, $2.4 million and $3.8 million, respectively, of deferred revenue recognized from our sale in August 2006 of a one percent royalty interest in worldwide sales of arimoclomol for the treatment of ALS. We will have no significant recurring revenue unless we are able to commercialize one or more of our product candidates in development, which may require us to first enter into license or other strategic arrangements with third parties.
     At June 30, 2008, we had cash, cash equivalents and short-term investments of approximately $36.4 million. We believe that our current resources will be sufficient to support our currently planned level of operations into the second half of 2009. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2008 and the first six months of 2009 of approximately $26.4 million, including approximately $1.8 million of direct expenditures for our planned clinical program for arimoclomol for ALS and related studies, approximately $0.3 million of direct expenditures for our planned clinical program for arimoclomol for stroke recovery and related studies, approximately $8.0 million of direct expenditures for our planned Phase II clinical trial of iroxanadine for diabetic ulcers and related studies, approximately $8.1 million for the operations of our research laboratory in San Diego, California, and approximately $8.2 million for other general and administrative expenses. Our projected expenditures are based on our recently announced plan to conduct additional animal toxicology studies prior to the resumption of our Phase II clinical program for arimoclomol for ALS that currently is on clinical hold by the FDA and prior to any initiation of our Phase II clinical trial for arimoclomol for stroke recovery. Those animal toxicology studies are expected to take approximately one year. These projected expenditures are based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. These projected expenditures also do not consider the effects of the pending acquisition of Innovive on our operations and financial condition. Assuming that the acquisition is completed, we will need additional funds to advance any of Innovive’s product candidates.
     If we obtain marketing approval as currently planned and successfully commercialize our current product candidates, we anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders may result and new investors could have rights superior to holders of our common stock. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies its product candidates or technologies that we would prefer to develop and commercialize ourselves.
     The FDA has placed a clinical hold on CytRx’s Phase IIb efficacy trial of arimoclomol, which will delay the trial and could lead to a requirement that CytRx conduct additional toxicology studies or alter the trial design.
     In January 2008, the FDA placed a clinical hold on our Phase IIb clinical efficacy trial of arimoclomol for the treatment of ALS due to concerns relating to previous toxicology studies of arimoclomol in rats. We received a formal determination letter from the FDA in July 2008. In light of the ongoing clinical hold, we recently announced plans to conduct additional preclinical toxicology studies of arimoclomol, which are expected to take up to one year to complete, before any possible resumption or initiation of clinical trials of arimoclomol. We cannot predict the outcome of those additional animal toxicology studies. Depending on the outcome, we may be:

•	required to conduct additional toxicology or human studies prior to or in parallel with the resumption of our clinical trial, which would result in substantial additional expenses and possible significant delays in completing the clinical trial;

•	required to alter the design including reducing the dosage of arimoclomol, of the clinical trial, which could significantly delay the completion of the trial, increase the cost of the trial, adversely affect our ability to demonstrate the efficacy of arimoclomol in the trial or cause us to cancel the trial altogether due to one or more of these considerations; or

•	prohibited by the FDA from resuming our current planned clinical trial or initiating any other clinical trial of arimoclomol for the treatment of ALS or any other indication due to safety concerns.
     Our development of arimoclomol for stroke recovery is subject to similar risks.
Risks Associated with the Innovive Merger
     There is no guarantee that the merger will be completed.
     The merger with Innovive is subject to a number of conditions, including approval by Innovive stockholders. There is no assurance that the merger will be approved or that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will need to reconsider and revise the recent changes to our business strategy or to undertake another strategic transaction in furtherance of our current strategy.
     We will incur increased losses as a result of the merger, which may adversely affect our stock price.
     We will incur significant transaction costs in connection with the merger. In addition, we expect to incur additional costs, which cannot be precisely estimated at this time, of integrating Innovive’s business and operations into ours. These costs will result in increased losses to us in the immediate future, which could have an adverse effect on the market price of our common stock.
     We may not achieve the benefits we expect from the merger, which may have a material adverse effect on us.
     We entered into the merger agreement with the expectation that the merger will result in benefits to us. Among other benefits, we believe that our development of Innovive’s existing product candidates may accelerate the time to market of our first product candidate. If we are not successful in achieving this or other expected benefits of the merger, our future prospects may be adversely affected.
     If the merger is not completed, we may not be repaid for our advances to Innovive under the loan and security agreement.
     As of August 6, 2008, we had advanced to Innovive under the loan and security agreement a total of approximately $2.7 million, and Innovive may request additional advances of up to approximately $2.8 million pending the merger. If the merger is not completed, our advances under the loan and security agreement, plus accrued interest, will become immediately due and payable by Innovive. Innovive, however, has no commitments or arrangements for any financing to repay such advances, so we expect that it would be unable to repay such advances if the merger agreement is not completed. In this event, we would be entitled to pursue all of our remedies under the loan and security agreement, including the possible foreclosure sale of all or substantially all of Innovive’s assets, but there is no assurance that these remedies would be effective to repay all of the amounts that will be owing to us by Innovive.
     If the merger is not consummated by September 30, 2008, either we or Innovive may choose not to proceed with the merger.
     Either we or Innovive may terminate the merger agreement if the merger has not been completed by September 30, 2008, unless the failure of the merger to be completed by such date has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations or the failure of the condition regarding effectiveness of the registration statement filed by us with the Securities and Exchange Commission relating to the merger.

Item 4. Submission of Matters to a Vote of Security Holders
     On July 1, 2008, we held our Annual Meeting of Stockholders. The following are the results of voting on the proposals:
     a) Election of directors:

Nominee	For	Withheld
Steven A. Kriegsman	71,624,371	3,298,229
Marvin R. Selter	70,887,580	4,035,020
Richard L. Wennekamp	70,868,209	4,054,391
     b) Approval of an amendment to our Restated Certificate of Incorporate to increase the authorized number of shares of common stock from 150,000,000 to 175,000,000:

For	68,557,152
Against	6,059,517
Abstain	305,929
     c) Ratification of the selection of BDO Seidman, LLP as our independent auditors:

For	74,100,790
Against	462,917
Abstain	358,892
Item 6. — Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTRX CORPORATION (Registrant)
Date: August 11, 2008	By:	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Amendment to Stockholders Agreement, dated July 28, 2008, among CytRx Corporation, RXi Pharmaceuticals Corporation, and Michael P. Czech, PhD., Gregory J. Hannon, Ph.D., Craig C. Mello, PhD., and Tariq M. Rana, Ph.D.

10.2	Amendment to Contribution Agreement, dated July 28, 2008, between CytRx Corporation and RXi Pharmaceuticals Corporation

31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002