Form 10-Q
period 2008-09-30
CYTRX CORP
filed 2008-11-07
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-15327

CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd., Suite 650 Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)

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

Number of shares of CytRx Corporation common stock, $.001 par value, issued and outstanding as of November 6, 2008: 93,344,632, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,913,687	$50,498,261
Short-term investments, at amortized cost	—	9,951,548
Accounts receivable	1,629,023	101,217
Prepaid expense and other current assets	708,922	930,596
Total current assets	33,251,632	61,481,622

Equipment and furnishings, net	1,823,906	1,573,290
Molecular library, net	126,261	193,946
Investment in affiliate – RXi Pharmaceuticals (see Note 9)	—	—
Goodwill	183,780	183,780
Other assets	357,008	713,398
Total assets	$35,742,587	$64,146,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,239,271	$1,946,215
Accrued expenses and other current liabilities	2,470,860	3,700,866
Income taxes payable	632,000	—
Deferred revenue, current portion	3,131,679	8,399,167
Total current liabilities	9,473,810	14,046,248
Deferred revenue, non-current portion	7,595,945	7,167,381
Total liabilities	17,069,755	21,213,629

Minority interest (see Note 1)	—	2,708,368

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 93,978,448 and 90,397,867 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	93,978	90,398
Additional paid-in capital	209,509,492	203,905,691
Treasury stock, at cost (633,816 shares held at September 30, 2008 and December 31, 2007)	(2,279,238)	(2,279,238)
Accumulated deficit	(188,651,400)	(161,492,812)
Total stockholders’ equity	18,672,832	40,224,039
Total liabilities and stockholders’ equity	$35,742,587	$64,146,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2008	2007	2008	2007
Revenue:
Service revenue	$917,473	$2,046,470	$4,838,923	$5,862,976
Grant revenue	—	—	—	116,070
Licensing revenue	—	—	—	1,000
	917,473	2,046,470	4,838,923	5,980,046
Expenses:
Research and development	2,005,813	3,907,514	7,723,184	14,800,183
General and administrative	1,600,986	3,669,361	9,266,218	10,261,042
In-process research and development (See Note 11)	8,012,154	—	8,012,154	—
	11,618,953	7,576,875	25,001,556	25,061,225
Loss before other income	(10,701,480)	(5,530,405)	(20,162,633)	(19,081,179)
Other income:
Interest income	215,345	857,273	1,023,921	1,896,950
Other income, net	—	(1,250)	219,229	1,498,750
Equity in loss of affiliate – RXi Pharmaceuticals (see Note 9)	(1,344,372)	—	(3,857,227)	—
Minority interest in loss of subsidiary	—	77,092	88,374	255,228
Net loss before income taxes	(11,830,507)	(4,597,290)	(22,688,336)	(15,430,251)
Provision for income taxes	(485,000)	—	(827,000)	—
Net loss	(12,315,507)	(4,597,290)	(23,515,336)	(15,430,251)
Deemed dividend for anti-dilution adjustment made to stock warrants	—	—	(756,954)	—
Net loss applicable to common stockholders	$(12,315,507)	$(4,597,290)	$(24,272,290)	$(15,430,251)

Basic and diluted loss per share	$(0.14)	$(0.05)	$(0.27)	$(0.19)

Weighted-average shares outstanding	91,106,215	88,122,908	90,719,685	82,235,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,515,336)	$(15,430,251)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	442,282	175,531
Equity in loss of unconsolidated subsidiary	3,857,227	—
Minority interest in loss of subsidiary	(88,374)	(255,228)
RXi common stock transferred for services	244,860	—
Non-cash earned on short-term investments	(48,452)	(69,145)
Non-cash gain on transfer of RXi common stock	(226,579)	—
Non-cash expense for in-process research and development acquired	8,012,154	—
Common stock issued for services	—	3,813,482
Expense related to employee and non-employee stock options	1,605,776	1,664,876
Net change in operating assets and liabilities	(5,831,894)	(4,734,702)
Total adjustments	7,967,000	594,814
Net cash used in operating activities	(15,548,336)	(14,835,437)

Cash flows from investing activities:
Purchases of equipment and furnishings	(963,999)	(218,455)
Cash paid related to acquisition of Innovive	(3,689,769)	—
Deconsolidation of subsidiary	(10,359,278)	—
Proceeds (purchase) from sale of short-term investments	10,000,000	(11,757,140)
Net cash used in investing activities	(5,013,046)	(11,975,595)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	976,808	16,401,312
Net proceeds from issuances of common stock	—	34,250,905
Net proceeds from issuances of common stock in subsidiary	—	152,000
Net cash provided by financing activities	976,808	50,804,217

Net (decrease) increase in cash and cash equivalents	(19,584,574)	23,993,185
Cash and cash equivalents at beginning of period	50,498,261	30,381,393
Cash and cash equivalents at end of period	$30,913,687	$54,374,578

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$1,023,921	$1,829,646
Cash paid during the period for income taxes	$195,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements. See supplemental information on the following page.

Supplemental schedule of non-cash investing and financing activities:

CytRx purchased all of the common stock of Innovive Pharmaceuticals in a transaction that for accounting purposes is considered an asset acquisition.  See Note 11 below.  The fair value of Innovive’s assets and liabilities at September 19, 2008, in millions of dollars, are presented below:

In-process research and development	$8.0
Leasehold interests	.1
Prepaid expenses	.3
Accounts payable	(6.1)
Net assets acquired through issuance of common stock	$2.3

As a result of the March 6, 2008 distribution by CytRx Corporation (the “Company”) to its stockholders of approximately 36% of the outstanding shares of RXi Pharmaceuticals Corporation, the Company deconsolidated that previously majority-owned subsidiary. As part of the transaction, the Company deconsolidated $3.7 million of total assets and $4.6 million of total liabilities.

In connection with applicable antidilution adjustments to the price of certain outstanding warrants in March 2008, the Company recorded a deemed dividend of approximately $757,000 in the nine months ended September 30, 2008. The deemed dividend was recorded as a charge to accumulated deficit and a corresponding credit to additional paid-in capital.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008
(Unaudited)

1. Description of Company and Basis of Presentation

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics. The CytRx drug development pipeline includes six programs in clinical development, including registration studies of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to a portfolio of oncology programs, CytRx is developing human therapeutic products based upon its small-molecule molecular chaperone amplification technology. CytRx is using its chaperone amplification technology to develop treatments for neurodegenerative disorders and diabetic complications. In addition, CytRx has been applying molecular chaperone technology to the identification of drug candidates for oncology by adapting its proprietary chaperone screening assay to identify inhibitors (rather than amplifiers) of chaperone activity. The Company owns and operates a research and development facility in San Diego.

On September 19, 2008, the Company completed its acquisition of Innovive Pharmaceuticals, Inc., or Innovive. The Company acquired Innovive, and its four clinical-stage oncology drug candidates, by means of the merger of Innovive with CytRx Merger Subsidiary, Inc., the Company’s wholly owned subsidiary, with Innovive continuing as the surviving corporation. As a result, Innovive became a wholly owned subsidiary of CytRx and changed its name to CytRx Oncology Corporation, which better reflects the nature of the Innovive product candidates acquired in the transaction.  For a more detailed description of the merger, see Note 11 below.

Through February 2008, the Company owned a majority of the outstanding shares of common stock of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, the Company distributed to its stockholders approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result of the reduced ownership, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations (see Note 9 below). Because only a portion of RXi’s financial results for 2008 were recorded by CytRx under the equity method, the Company’s results of operations for the first nine months of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

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

The accompanying condensed consolidated financial statements at September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2007 have been derived from the Company’s audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position No. 157-3, to clarify the application of SFAS No. 157 when the market for a financial asset is inactive. The Company adopted SFAS No. 157 with no material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 and SFAS No. 141R with no expected material impact on its consolidated financial statements.

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

3. Short-term Investments

RXi owned zero coupon U.S Treasury Bills that were purchased at a discount and matured within twelve months. They were classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, were valued at amortized cost. The interest income was amortized at the effective interest rate.

4. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share where the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and that were excluded from the computation of diluted loss per share, totaled approximately 15.4 million and 27.3 million shares at September 30, 2008 and 2007, respectively.

In connection with applicable antidilution adjustments to the terms of certain outstanding warrants to purchase common stock in March 2008, the Company recorded a deemed dividend of approximately $757,000. The deemed dividend is reflected as an adjustment to net loss for the first quarter of 2008 to arrive at net loss applicable to common stockholders on the consolidated statements of operations and for purposes of calculating basic and diluted loss per share.

5. Stock-Based Compensation

CytRx Corporation

The Company has a 2000 Long-Term Incentive Plan under which an aggregate of 10,000,000 shares of common stock were originally reserved for issuance.  As of September 30, 2008, there were approximately 6,849,756 shares subject to outstanding stock options and approximately 1,267,033 shares available for future grant under the plan. The Company also has a 1994 Stock Option Plan and a 1998 Long Term Incentive Plan under which 9,167 shares and 100,041 shares, respectively, were subject to outstanding stock options at September 30, 2008. No options are available for future grant under either of these plans.

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

The following table sets forth the total stock-based compensation expense (recovery) resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development — employee	$187,000	$138,000	$540,000	$332,000
General and administrative — employee	365,000	231,000	972,000	598,000
Total employee stock-based compensation	$552,000	$369,000	$1,512,000	$930,000

Research and development — non-employee (recovery)	$—	$80,000	$(422,000)	$383,000
General and administrative — non-employee	—	—	—	—
Total non-employee stock-based compensation	$—	$80,000	$(422,000)	$383,000

During the first nine months of 2008, the Company issued stock options to purchase 1,003,000 shares of its common stock. The fair value of the stock options granted in the nine-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	2.72% – 3.84%	4.07% – 4.84%
Expected volatility	93.8% – 96.8%	108.7%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the nine-month periods ended September 30, 2008 and 2007, the Company used a calculated volatility for each grant. The Company’s computation of expected lives were estimated using the simplified method provided for under Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the nine-month periods ended September 30, 2008 and 2007, the Company has estimated an annualized forfeiture rate of 10% and 5%, respectively, for options granted to its employees, 1% for each period for options granted to senior management and 0% for each period for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At September 30, 2008, there remained approximately $3.1 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.30 years. Presented below is the Company’s stock option activity:

	Nine Months Ended September 30, 2008
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	4,594,000	1,397,000	5,991,000	$2.29
Granted	1,089,000	—	1,089,000	$1.14
Exercised	(55,000)	—	(55,000)	$0.92
Forfeited	(175,000)	—	(175,000)	$2.83
Outstanding at September 30, 2008	5,453,000	1,397,000	6,850,000	$2.10
Options exercisable at September 30, 2008	3,518,000	1,147,000	4,665,000	$1.93

A summary of the activity for non-vested stock options as of September 30, 2008 is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2008	1,734,000	250,000	1,984,000	$2.91
Granted	1,089,000	—	1,089,000	$0.90
Forfeited	(175,000)	—	(175,000)	$2.38
Vested	(713,000)	—	(713,000)	$1.89
Non-vested at September 30, 2008	1,935,000	250,000	2,185,000	$2.28

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at September 30, 2008:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.46 - 1.00	980,000	7.03	$0.76	885,000	7.03	$0.77
$1.01 - 2.00	3,137,000	7.22	$1.41	2,044,000	7.22	$1.50
$2.01 - 3.00	1,130,000	4.82	$2.46	1,112,000	4.82	$2.46
$3.01 - 4.00	618,000	8.96	$3.43	221,000	8.96	$3.35
$4.01 - 4.65	985,000	8.60	$4.42	403,000	8.60	$4.42
	6,850,000	7.15	$2.10	4,665,000	7.15	$1.93

The aggregate intrinsic value of outstanding options as of September 30, 2008 was approximately $0. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on September 30, 2008 of $0.51 per share and the exercise price of the underlying options. The intrinsic value of options exercised was $28,000 for the nine-month period ended September 30, 2008, and the intrinsic value of options that vested was approximately $0 for the same period.

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

As discussed in Note 9, the Company started accounting for its investment in RXi under the equity method in March 2008, and accordingly, the following table sets forth the total stock-based compensation expense for January and February 2008 resulting from RXi stock options that is included in the Company’s unaudited condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2008	2007
Research and development — employee	$28,000	$80,000
General and administrative — employee	369,000	654,000
Total employee stock-based compensation	$397,000	$734,000

Research and development — non-employee	$121,000	$1,043,000
General and administrative — non-employee	—	—
Total non-employee stock-based compensation	$121,000	$1,043,000

6. Liquidity and Capital Resources

At September 30, 2008, the Company had cash and cash equivalents of approximately $30.9 million and held 6,268,881 shares of restricted common stock of RXi Pharmaceuticals Corporation with a market value of $51.2 million based upon the closing price of the RXi common stock on that date.  The Company currently projects expenditures for the remainder of 2008 and the first nine months of 2009 of approximately $27.0 million, which amount includes the integration of the former operations of Innovive.  These projections include approximately $7.0 million of direct expenditures for its ongoing clinical trial for tamibarotene as a third-line treatment for APL, approximately $3.9 million of direct expenditures for its planned Phase II clinical trial of iroxanadine for diabetic complications and related studies, approximately $1.1 million of direct expenditures for its ongoing clinical program for INNO-406 for chronic myeloid leukemia, approximately $0.4 million of direct expenditures for its ongoing program for INNO-206 for an oncology indication to be determined, approximately $0.6 million of direct expenditures for its programs for arimoclomol for ALS and stroke recovery and related studies, approximately $1.6 million for operating our clinical programs, approximately $5.2 million for the operations of our research laboratory in San Diego, California, and approximately $7.3 million for other general and administrative expenses. The Company’s projected expenditures are based on its plan to conduct additional animal toxicology studies on arimoclomol as part of its efforts to develop, or seek one or more partnerships related to the development of, that drug candidate for ALS, stroke recovery or other indications. Those animal toxicology studies are expected to take approximately one year. These projected expenditures are based upon numerous other assumptions and subject to many uncertainties, including the Company’s ability to successfully integrate Innovive’s clinical development programs, and its actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval as currently planned and successfully commercialize its current product candidates, it anticipates it will take a minimum of three years, and possibly longer, for it to generate significant recurring revenue, and the Company will be dependent on future financing and possible asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide it with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If the Company is unable to raise additional funding from outside sources, it may have to sell some or all of its assets, including its RXi shares.  If the Company fails to obtain sufficient funding when needed, it may be forced to delay or reduce the scope of or eliminate some portion or all of its development programs or clinical trials, license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to merge with or be acquired by another company.

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

During the three-month period ended September 30, 2008, no options or warrants in the Company’s common stock were exercised. During the three-month period ended September 30, 2007, the Company issued 0.4 million shares of its common stock and received $0.5 million upon the exercise of stock options and warrants. During the nine-month period ended September 30, 2008, the Company issued 1 million shares of its common stock and received $0.9 million upon the exercise of stock options and warrants. For the comparative 2007 period, the Company issued 10.0 million shares of its common stock and received $16.4 million upon the exercise of stock options and warrants.

8. Minority Interest in RXi

Through February 2008, the Company owned approximately 85% of the outstanding shares of common stock of RXi. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” The Company offset $88,000 of minority interest in losses of RXi against its net loss for the months of January and February 2008, and approximately $77,000 and $255,000 of minority interest in losses of RXi against its net loss for the three-month and nine-month periods ended September 30, 2007, respectively.

On March 11, 2008, the Company distributed to its stockholders approximately 4.5 million shares of RXi common stock, or approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi. Because only a portion of RXi’s financial results for 2008 were recorded by CytRx under the equity method, the Company’s results of operations for the first nine months of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

9. Equity Investment in RXi

Management determined that the distribution of RXi common stock to stockholders of CytRx in March 2008 represented a partial spin-off of RXi and accounted for the distribution of the RXi common shares at cost. As a result of its reduced ownership in RXi, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi. The following table presents summarized financial information for RXi for the three-month and nine-month periods ended September 30, 2008:

Income Statement Data (unaudited, in thousands)	Three-Month Period Ended September 30, 2008	Nine-month Period Ended September 30, 2008
Sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(3,464)	(10,523)
Loss	(3,366)	(10,330)

Balance Sheet Data (unaudited, in thousands)	September 30, 2008
Current assets	$13,047
Noncurrent assets	374
Current liabilities	1,180
Stockholders’ equity	12,232

At September 30, 2008, the fair value of CytRx’s 6,268,881 shares of RXi common stock was $51.2 million based on the closing price of RXi common stock (NASDAQ: “RXII”) on that date. As CytRx accounts for its investment in RXi using the equity method, this value it not reflected in the “Investment in affiliates – RXi Pharmaceuticals” on the CytRx balance sheet.

10. Income Taxes

The Company will recognize approximately a $32.9 million gain for income tax purposes on its distribution of shares of RXi common stock, which is the amount equal to the excess of the fair market value of the stock distributed over the Company’s basis. The gain will be included in determining whether the Company has current year earnings and profits subject to taxation. Based upon the Company’s anticipated loss from operations for 2008 and currently available loss carryforwards, it expects to pay no regular federal income taxes in connection with the distribution; however, the Company has recorded a tax provision of $260,000 related to the estimated federal Alternative Minimum Tax resulting from this gain. The Company expects to pay approximately $569,000 of regular state income tax because California recently suspended the utilization of tax loss carryforwards for 2008 and 2009.

11. Acquisition of Innovive Pharmaceuticals

On September 19, 2008, the Company completed the merger of Innovive with CytRx Merger Subsidiary, Inc., the Company’s wholly owned subsidiary, with Innovive continuing as the surviving corporation. As a result, Innovive became a wholly owned subsidiary of CytRx and changed its name to CytRx Oncology Corporation, which better reflects the nature of the Innovive product candidates acquired in the transaction.

In the merger, each outstanding share of Innovive common stock (other than shares owned by Innovive, CytRx and CytRx Merger Subsidiary, Inc.) was cancelled and converted into the right to receive initial merger consideration of 0.1762 share of the Company’s common stock (plus cash in lieu of any fractional CytRx share at a price of $0.94 per share). The Company issued as the initial merger consideration a total of 2,574,282 CytRx shares to the former Innovive stockholders. The former Innovive stockholders also will be entitled to receive up to $1.01 per Innovive share of future earnout merger consideration, subject to our achievement of specified net sales under the existing Innovive license agreements. The earnout merger consideration, if any, will be payable in shares of CytRx common stock, subject to specified conditions, or, at CytRx’s election, in cash or by a combination of shares of CytRx common stock and cash. CytRx’s common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of CytRx common stock at the time the earnout merger consideration is paid.

Because Innovive is a development stage company, under accounting principles generally accepted in the United States and the SEC regulations, it is not considered a business.  Accordingly, CytRx accounted for the merger in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for transactions other than a business combination.  Management of CytRx has further determined it is not required to include in this Quarterly Report pro forma financial statements giving effect to the merger.

The initial merger consideration, together with direct costs incurred to effect the merger, were allocated to the individual assets acquired, including identifiable intangible assets and liabilities assumed based on the relative fair value.  No goodwill was recorded.  The Company’s consolidated financial statements will reflect these fair values and will not be restated retroactively to reflect the historical financial position or results of operations of Innovive. In connection with the merger, CytRx recorded a one-time expense for acquired in-process research and development.

Simultaneously with the signing of the merger agreement in June 2008, CytRx entered into a loan and security agreement with Innovive pursuant to which the Company agreed to advance funds to Innovive to be used to pay current accounts payable and accrued expenses of Innovive until the closing. On the date of the merger, the total advances to Innovive of approximately $3.5 million were eliminated in the merger accounting and the related $690,000 reserve for doubtful accounts relating to the loan in the second quarter of 2008 was reversed.

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

All statements in this Quarterly Report, including statements in this section, other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to the recent developments regarding our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors discussed in this section and under the caption “Risk Factors,” all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics. Our drug development pipeline includes six programs in clinical development, including registration studies of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to a portfolio of oncology programs, we are developing human therapeutic products based upon our small-molecule molecular chaperone amplification technology.  We are using our chaperone amplification technology to develop treatments for neurodegenerative disorders and diabetic complications. In addition, at our research and development facility in San Diego, California, we have been applying molecular chaperone technology to the identification of drug candidates for oncology by adapting our proprietary chaperone screening assay to identify inhibitors (rather than amplifiers) of chaperone activity.  On September 19, 2008, we completed our acquisition of Innovive and its four clinical-stage oncology drug candidates, including tamibarotene.

Through February 2008, we owned a majority of the outstanding shares of common stock of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, our consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, we distributed to our stockholders approximately 36% of RXi’s outstanding shares, which reduced our ownership to less than 50% of RXi. As a result of the reduced ownership, we began to account for its investment in RXi using the equity method, under which we record only our pro-rata share of the financial results of RXi as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations. Because only a portion of RXi’s financial results for 2008 were recorded by us under the equity method, our results of operations for the first nine months of 2008 are not directly comparable to results of operations for the same period in 2007. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

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

In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to us. We have concluded that due to the research and development components of the transaction that it is properly accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates of expense incurred for this research and development on a quarterly basis. For the three-month and nine-month periods ended September 30, 2008 and 2007, we recognized approximately $0.9 million, $4.8 million, $2.0 million and $5.9 million, respectively, of service revenue related to this transaction. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.

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

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. SFAS 123(R), Share-Based Payment, requires the recognition of compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. We adopted SFAS 123(R) using the modified-prospective method and use the Black-Scholes valuation model for valuing share-based payments. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123(R), Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.

Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances, option grants to non-employees are immediately vested and have no future performance requirements by the non-employee and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Earnings Per Share

Basic and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share where the effect would be anti-dilutive. Common share equivalents that were excluded from the computation of diluted loss per share totaled approximately 15.4 million shares and 27.3 million shares at September 30, 2008 and 2007, respectively. In connection with the dividend of 36% of the outstanding shares of RXi paid to our stockholders on March 11, 2008, we recorded a deemed dividend of $757,000. The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2008, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted loss per share.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.  At September 30, 2008, the Company had cash and cash equivalents of approximately $30.9 million and held 6,268,881 shares of restricted common stock of RXi Pharmaceuticals Corporation with a market value of $51.2 million based upon the closing price of the RXi common stock on that date.  The Company currently projects expenditures for the remainder of 2008 and the first nine months of 2009 of approximately $27.0 million, which amount includes the integration of the former operations of Innovive.  These projections include approximately $7.0  million of direct expenditures for our ongoing clinical trial for tamibarotene as a third-line treatment for APL, approximately $3.9 million of direct expenditures for our planned Phase II clinical trial of iroxanadine for diabetic complications and related studies, approximately $1.1 million of direct expenditures for our ongoing clinical program for INNO-406 for chronic myeloid leukemia, approximately $0.4 million of direct expenditures for our ongoing program for INNO-206 for an oncology indication to be determined, approximately $0.6 million of direct expenditures for our programs for arimoclomol for ALS and stroke recovery and related studies, approximately $1.6 million for operating our clinical programs, approximately $5.2 million for the operations of our research laboratory in San Diego, California, and approximately $7.3 million for other general and administrative expenses. Our projected expenditures are based on our plan to conduct additional animal toxicology studies on arimoclomol as part of our efforts to develop, or seek one or more partnerships related to the development of, that drug candidate for ALS, stroke recovery or other indications. Those animal toxicology studies are expected to take approximately one year. These projected expenditures are based upon numerous other assumptions and subject to many uncertainties, including our ability to successfully integrate Innovive’s clinical development programs, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval as currently planned and successfully commercialize our current product candidates, we anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing and possible asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we are unable to raise additional funding from outside sources, we may have to sell some or all of our assets, including our RXi shares.  If we fail to obtain sufficient funding when needed, we may be forced to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials, license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to merge with or be acquired by another company.

Our net loss increased by approximately $7.7 million during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. Included in 2008 was a one-time charge of $8.0 million relating to the acquisition of in-process research and development from Innovive (see Note 11).  Excluding this one-time charge, our net loss decreased by approximately $0.3 million primarily as a result of the deconsolidation of RXi in the first quarter, resulting in no RXi expenses being included in the results for the quarter ended September 30, 2008

In the nine-month period ended September 30, 2008, we used $5.0 million of cash in investing activities, compared to $12.0 million used in the comparable 2007 period. The 2008 period included $10.0 million of funds provided by RXi converting short-term investments to cash equivalents. However, RXi’s cash of $10.4 million (inclusive of this $10.0 million) is no longer available due to the deconsolidation. The remainder of the investing activity for both the 2008 and 2007 periods primarily related to cash used for the purchase of equipment. We do not expect significant capital spending for additional equipment to be necessary during the next 12 months.

Cash provided by financing activities in the nine months ended September 30, 2008 and 2007 was $1.0 million and $50.8 million, respectively.  The 2008 period consisted of $1.0 million of funds received from the exercise of stock options and warrants.  In the 2007 period, $16.4 million resulted from the proceeds from the exercise of stock options and warrants and $34.2 from the net proceeds from the issuance of common stock.

We are evaluating other potential future sources of capital, as we do not currently have commitments from any third parties to provide us with capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, sales of RXi shares, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying consolidated financial information may not necessarily be indicative of future operating results or future financial condition.

We expect to incur significant losses for the foreseeable future, and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

We recorded a net loss applicable to common stockholders of approximately $12.3 million and $24.3 million for the three-month and nine-month periods ended September 30, 2008, respectively, as compared to $4.6 million and $15.4 million for the same periods in 2007. The net loss in 2008 includes a one-time charge of $8.0 million relating to the purchase of in-process research and development in the Innovive acquisition.

We recognized $0.9 million and $4.8 million of revenue for the three-month and nine-month periods ended September 30, 2008, respectively, and $2.0 million and $6.0 million for the same periods in 2007. These revenues relate to our $24.3 million sale to the ALSCRT of a one percent royalty interest in worldwide sales of arimoclomol in August 2006. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2008, we do not anticipate receiving any significant licensing fees. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALSCRT over the development period of our arimoclomol research.

Research and Development

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Research and development expenses	$1,671	$3,566	$7,020	$10,496
Non-cash research and development expenses (recovery)	—	111	(243)	3,736
Employee stock option expense	187	181	568	413
Depreciation and amortization	148	49	378	155
	$2,006	$3,907	$7,723	$14,800

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during the three-month and nine-month periods of 2008 relate to our various development programs. The three-month period ended September 30, 2008 excludes any RXi-related research and development expenses and in the nine-month period ended September 30, 2008, RXi’s expenses are only included for the months of January and February 2008, all of which accounts for the significant decreases in research ands development costs of $1.9 million and $7.1 million in the respective comparative periods. In the nine-month period ended September 30, 2008, our development costs associated with our program for arimoclomol in ALS were $3.0 million, the costs of our program for arimoclomol in stroke recovery and related studies were $0.7 million, the costs of our program for iroxanadine for diabetic complications were $1.2 million and the cost of operations in our research laboratory were $1.7 million. The RXi-related research and development expenses included for the first two months of 2008 were approximately $0.6 million.

As compensation to members of RXi’s scientific advisory board and our consultants, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. This resulted in a recovery of expenses in the three-month and nine-month periods ended September 30, 2008 totaling approximately $0 and $(243,000), respectively, and an expense of approximately $111,000 and $3,736,000 for the same periods of 2007.  The significant decrease in the non-cash research and development expenses for the comparative nine-month periods relates to the inclusion of RXi’s expenses in the 2007 period.  We recorded $187,000 and $568,000 of employee stock option expense during the three-month and nine-month periods ended September 30, 2008, as compared with $181,000 and $413,000 for the same periods in 2007.

Over the coming twelve months, we expect our research and development expenses to increase primarily as a result of the acquisition of Innovive, particularly the tamibarotene program, as well as our ongoing clinical programs for iroxanadine and arimoclomol and our drug discovery efforts at our San Diego, California, laboratory.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

General and administrative expenses	$1,904	$3,071	$7,673	$8,989
Non-cash general and administrative expenses	(690)	—	189	—
Employee stock option expense	365	593	1,340	1,252
Depreciation and amortization	22	5	64	20
	$1,601	$3,669	$9,266	$10,261

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.9 million and $7.7 million for the three-month and nine-month periods ended September 30, 2008, respectively, compared to $3.1 million and $9.0 million for the same periods in 2007. General and administrative expenses decreased by $1.2 million in the third quarter of 2008 as compared to 2007, primarily due to the 2007 period including approximately $1.0 million of RXi expenses.  Additionally, there was a reduction in professional fees of approximately $320,000, which largely related to fees incurred in effecting the partial spinoff of RXi in the first quarter of 2008.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees. We recorded approximately $0.4 million and $1.3 million, respectively, of employee stock option expense during the three-month and nine-month periods ended September 30, 2008 as compared to approximately $0.6 million and $1.3 million during the same periods in 2007. The decreases relate primarily to the exclusion of RXi’s expenses in the three-months ended September 30, 2008. In June 2008, we set a reserve of $690,000 against the loan receivable from Innovive, which was subsequently reversed in the three months ended September 30, 2008, upon the successful close of the Innovive acquisition. In March 2008, we awarded RXi common stock to our directors and certain employees and recorded the $189,000 fair value as non-cash compensation expense which is the total for the nine-months ended September 30, 2008. There were no comparable awards in the 2007 period.

In-Process Research and Development

On September 19, 2008, the Company completed the acquisition of Innovive. For a more detailed description of the acquisition, see Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. The initial merger consideration, together with direct costs incurred to effect the merger, were allocated to the individual assets acquired, including identifiable intangible assets and liabilities assumed based on the relative fair value. CytRx recorded a one-time expense of approximately $8.0 million for acquired in-process research and development. No goodwill was recorded.

Depreciation and Amortization

The depreciation expense reflects the depreciation of our equipment and furnishings and the amortization expenses related to our molecular library, which was placed in service in March 2005. These expenses are classified as research and development or general and administrative expenses depending upon the associated business activity.

Interest Income

Interest income was $0.2 million and $1.0 million for the three-month and nine-month periods ended September 30, 2008, respectively, compared to $0.9 million and $1.9 million for the same periods in 2007. The difference between periods is attributable primarily to the cash available for investment each year.

Minority Interest in Losses of Subsidiary

We offset $88,000 of minority interest in losses of RXi against our net loss for the months of January and February 2008. For March 2008 and for the second and third quarters of 2008, we did not record a minority interest in the losses of RXi, as RXi’s gain and losses were accounted for under the equity method, because following our March 11, 2008 distribution to our stockholders of RXi shares, we owned less than 50% of RXi. We offset $77,000 and $255,000 of minority interest in losses of RXi against our net loss for the three-month and nine-month periods ended September 30, 2007, respectively.

Income Taxes

On March 11, 2008, we distributed to our stockholders approximately 4.5 million shares of RXi common stock. We will recognize approximately a $32.9 million gain for income tax purposes on the distribution of shares of RXi common stock, which is the amount equal to the excess of the fair market value of the stock distributed over our basis. The gain will be included in determining whether we have current year earnings and profits subject to taxation. Based upon our anticipated loss from operations for 2008 and currently available loss carryforwards, we expect to pay no regular federal income taxes in connection with the distribution; however, we have recorded a tax provision of $260,000 related to the estimated federal Alternative Minimum Tax resulting from this gain. We expect to pay approximately $569,000 of regular state income tax because California recently suspended the utilization of tax loss carryforwards for 2008 and 2009.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2008, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

During the quarterly period covered by this Quarterly Report, we continued to make changes to our internal controls designed to strengthen our financial reporting and disclosure controls and procedures in light of material weaknesses in those regards reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. During the quarterly period covered by this Quarterly Report, we strengthened our managerial controls over our compliance with the established financial closing policies and procedures. Additionally, we continued to enhance the communications among our scientific, legal and accounting departments including the timing of and control over the flow of documents into our legal database.

We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1A – Risk Factors

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

Risks Associated with the Acquisition of Innovive

Our planned clinical programs for the Innovive product candidates are subject to the risks inherent in our business.

The product candidates we acquired as part of the Innovive acquisition, and our planned clinical programs for these products, are subject to all of the risks and uncertainties associated with our business, generally, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

We incurred significant transaction costs and will incur increased operating expenses as a result of the acquisition, which will adversely affect our available cash and could adversely affect our stock price.

We incurred significant transaction costs in connection with the acquisition of Innovive, and expect to incur additional operating costs associated with our conduct of Innovive’s former business and operations.  These additional costs will result in reductions in our cash available to our other programs and increased losses to us in the immediate future, which could have an adverse effect on the market price of our common stock.

We may not achieve the benefits we expect from the acquisition, which may have a material adverse effect on us.

We acquired Innovive with the expectation that the acquisition would benefit us.  Among other things, we believe that our ongoing development of Innovive’s existing product candidates may accelerate the time to market of our first product candidate.  If we are not successful in achieving this or other expected benefits of the acquisition, our future prospects may be adversely affected.

Risks Associated with Our Common Stock and Business

Our common stock may be delisted from The Nasdaq Capital Market if the stock price does not increase.

We received notice from The Nasdaq Stock Market on May 28, 2008 that we were not in compliance with the minimum $1.00 closing bid price required by Nasdaq Marketplace Rule 4310(c)(4) and, in accordance with Marketplace Rule 4310(c)(8)(D), could regain compliance if, by November 24, 2008, our common stock closes at or above $1.00 for 10 consecutive business days and we otherwise meet the Nasdaq's continuing listing requirements.  On October 16, 2008, Nasdaq announced that it had suspended until January 16, 2009 the enforcement of its rules requiring a minimum $1.00 closing bid price.  As a result, we will have until March 2, 2009 to regain compliance with this rule, assuming no further actions by Nasdaq in this regard.  In its original notice to us on May 28, 2008, Nasdaq also informed us that, if we did not regain compliance by the stated deadline, we would be granted up to an additional 180 calendar days to regain full compliance while continuing to trade during such time if we meet the Nasdaq's initial listing requirements other than the minimum bid price rule.  If we eventually fail to comply with this condition for continued listing and our common stock is delisted from The Nasdaq Small Capital Market, there is no assurance that our common stock will be listed for trading or quoted elsewhere and an active trading market for our common stock may cease to exist, which would materially and adversely impact the market value of our common stock.

We must depend on financing to sustain our operations, because we have no source of significant recurring revenue.

Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants and, to a much lesser extent, upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations. We will need to raise additional capital to, among other things:

•
fund our clinical trials and pursue regulatory approval of our existing product candidates, including those acquired as part of our recent acquisition of Innovive, and possible future product candidates;

•	expand our research and development activities;

•	finance our general and administrative expenses;

•	acquire or license other technologies;

•	prepare, file, prosecute, maintain, enforce and defend our patent and other proprietary rights; and

•	develop and implement sales, marketing and distribution capabilities to commercialize any product for which we obtain marketing approval and which we choose to market itself.

Our revenues were approximately $7.5 million, $2.1 million and $0.2 million, respectively, for years ended December 31, 2007, 2006 and 2005, and approximately $0.9 million and $4.8 million for the three and nine months ended September 30, 2008, respectively.  Our revenues for the years ended December 31, 2007 and 2006 and the three and nine months ended September 30, 2007 included approximately $7.2 million, $1.9 million, $2.0 million and $6.0 million, respectively, of deferred revenue recognized from our sale in August 2006 of a one percent royalty interest in worldwide sales of arimoclomol for the treatment of ALS.  The product candidates we acquired from Innovive also have generated no revenues to date.  We will have no significant recurring revenue unless we are able to commercialize one or more of our product candidates in development, which may require us to first enter into license or other strategic arrangements with third parties.

At September 30, 2008, the Company had cash and cash equivalents of approximately $30.9 million and held 6,268,881 shares of restricted common stock of RXi Pharmaceuticals Corporation with a market value of $51.2 million based upon the closing price of the RXi common stock on that date.  The Company currently projects expenditures for the remainder of 2008 and the first nine months of 2009 of approximately $27.0 million, which amount includes the integration of the former operations of Innovive.  These projections include approximately $7.0 million of direct expenditures for our ongoing clinical trial for tamibarotene as a third-line treatment for APL, approximately $3.9 million of direct expenditures for our planned Phase II clinical trial of iroxanadine for diabetic complications and related studies, approximately $1.1 million of direct expenditures for our ongoing clinical program for INNO-406 for chronic myeloid leukemia, approximately $0.4 million of direct expenditures for our ongoing program for INNO-206 for an oncology indication to be determined, approximately $0.6 million of direct expenditures for our programs for arimoclomol for ALS and stroke recovery and related studies, approximately $1.6 million for operating our clinical programs, approximately $5.2 million for the operations of our research laboratory in San Diego, California, and approximately $7.3 million for other general and administrative expenses. Our projected expenditures are based on our plan to conduct additional animal toxicology studies on arimoclomol as part of our efforts to develop, or seek one or more partnerships related to the development of, that drug candidate for ALS, stroke recovery or other indications. Those animal toxicology studies are expected to take approximately one year. These projected expenditures are based upon numerous other assumptions and subject to many uncertainties, including our ability to successfully integrate Innovive’s clinical development programs, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval as currently planned and successfully commercialize our current product candidates, we anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing and possible asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we are unable to raise additional funding from outside sources, we may have to sell some or all of our assets, including our RXi shares.  If we fail to obtain sufficient funding when needed, we may be forced to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials, license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to merge with or be acquired by another company.

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

In January 2008, the FDA placed a clinical hold on our Phase IIb clinical efficacy trial of arimoclomol for the treatment of ALS due to concerns relating to previous toxicology studies of arimoclomol in rats. We received a formal determination letter from the FDA in July 2008.  In light of the ongoing clinical hold, we recently announced plans to conduct additional preclinical toxicology studies of arimoclomol, which are expected to take up to one year to complete, before any possible resumption or initiation of clinical trials of arimoclomol. We cannot predict the outcome of those additional animal toxicology studies. Depending on the outcome, we may be:

•
required to conduct additional toxicology or human studies prior to or in parallel with the resumption of clinical development of arimoclomol, which would result in substantial additional expenses and possible significant delays in completing that development;

•
required to alter the design including reducing the dosage of arimoclomol, of the clinical trial, which could significantly delay the completion of the trial, increase the cost of the trial, adversely affect our ability to demonstrate the efficacy of arimoclomol in the trial or cause us to cancel the trial altogether due to one or more of these considerations; or

•	prohibited by the FDA from resuming our current planned clinical trial or initiating any other clinical trial of arimoclomol for the treatment of ALS or any other indication due to safety concerns.

•	Our development of arimoclomol for stroke recovery is subject to similar risks.

Risk Associated with Our Investment in RXi

Our ownership interest in RXi may be diluted.

Under our agreement with RXi and RXi’s other founding stockholders, with some exceptions, we will have preemptive rights to acquire a portion of any new securities sold or issued by RXi in the future so as to maintain CytRx’s percentage ownership of RXi. Depending upon the terms and provisions of any proposed sale of new securities by RXi, our financial condition and other factors, we may be unwilling or unable to exercise our preemptive rights.  We agreed to waive our preemptive rights in connection with a private placement financing with RXi in June of this year, which resulted in a reduction in our percentage ownership of RXi from approximately 49% to approximately 45%. If RXi raises funds through further issuances of additional equity securities in which we do not participate, our percentage ownership interest in RXi may be diluted further.

We may elect to sell our RXi shares, and may not be able to do so on attractive terms.

As of November 3, 2008, we owned 6,268,881 shares of common stock of RXi, which had a market value of approximately $57.7 million based upon the market price of RXi common stock as reported on The Nasdaq Capital Market on that date.

We may desire to sell our RXi shares in the future in order to raise funds for the conduct of our business and operations.  If it becomes necessary or advisable for any reason for us to sell our RXi shares, we would have to do so pursuant to Rule 144 under the Securities Act of 1933, which includes manner of sale and volume limitations applicable to sales by affiliates such as us, or negotiate private sales with third parties.  We may be unable to sell or dispose of our RXi shares at attractive prices, if at all. In addition, any sale or other disposition of RXi shares by us, or the possibility of such sale or disposition, could adversely affect the market price of our RXi shares.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: November 6, 2008	By:	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	(a)	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly
10.1	(a)	Loan and Security Agreement, dated as of June 6, 2008, between CytRx Corporation and Innovive Pharmaceuticals, Inc.
31.1		Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2		Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________

(a)	Incorporated by reference to the CytRx Corporation Current Report on Form 8-K filed on June 24, 2008.