Form 10-Q
period 2009-03-31
CYTRX CORP
filed 2009-05-11
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes £  No £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of May 11, 2009: 93,978,448, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,900,292	$25,041,772
Accounts receivable	25,215	127,280
Income taxes recoverable	215,623	215,623
Prepaid expense and other current assets	302,140	486,609
Total current assets	22,443,270	25,871,284

Equipment and furnishings, net	1,753,473	1,835,052
Molecular library, net	81,504	103,882
Goodwill	183,780	183,780
Other assets	328,178	330,032
Total assets	$24,790,205	$28,324,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,822,837	$668,422
Accrued expenses and other current liabilities	2,771,442	2,556,904
Deferred revenue, current portion	1,067,589	1,817,600
Total current liabilities	5,661,868	5,042,926
Deferred revenue, non-current portion	6,849,981	7,582,797
Total liabilities	12,511,849	12,625,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 93,978,448 shares issued and outstanding at each of March 31, 2009 and December 31, 2008	93,978	93,978
Additional paid-in capital	210,560,844	210,007,468
Treasury stock, at cost (633,816 shares held at March 31, 2009 and December 31, 2008)	(2,279,238)	(2,279,238)
Accumulated deficit	(196,097,228)	(192,123,901)
Total stockholders’ equity	12,278,356	15,698,307
Total liabilities and stockholders’ equity	$24,790,205	$28,324,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Service revenue	$1,482,828	$2,181,088
Expenses:
Research and development	3,048,752	3,191,713
General and administrative	2,482,771	4,473,149
	5,531,523	7,664,862
Loss before other income	(4,048,695)	(5,483,774)
Other income:
Interest income	68,287	524,271
Other income, net	7,081	218,229
Equity in loss of unconsolidated subsidiary (see Note 9)	—	(378,898)
Minority interest in loss of subsidiary	—	88,374
Net loss before income taxes	(3,973,327)	(5,031,798)
Provision for income taxes	—	(342,000)
Net loss	(3,973,327)	(5,373,798)
Deemed dividend for anti-dilution adjustment made to stock warrants	—	(756,954)
Net loss applicable to common stockholders	$(3,973,327)	$(6,130,752)

Basic and diluted loss per share	$(0.04)	$(0.07)

Weighted-average shares outstanding	93,347,732	90,280,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,973,327)	$(5,373,798)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	192,254	133,052
Equity in loss of unconsolidated subsidiary	—	378,898
Minority interest in loss of subsidiary	—	(88,374)
RXi common stock transferred for services	—	244,860
Non-cash earned on short-term investments	—	(48,452)
Non-cash gain on transfer of RXi common stock	—	(226,579
Expense related to employee and non-employee stock options	553,376	555,093
Net change in operating assets and liabilities	174,513	(2,898,342)
Total adjustments	920,143	(1,949,844)
Net cash used in operating activities	(3,053,184)	(7,323,642)

Cash flows from investing activities:
Purchases of equipment and furnishings	(88,296)	(223,203)
Deconsolidation of subsidiary	—	(10,359,278)
Proceeds from sale of short-term investments	—	10,000,000
Net cash used in investing activities	(88,296)	(582,481)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	946,808
Net cash provided by financing activities	—	946,808

Net decrease in cash and cash equivalents	(3,141,480)	(6,959,315)
Cash and cash equivalents at beginning of period	25,041,772	50,498,261
Cash and cash equivalents at end of period	$21,900,292	$43,538,946

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$68,287	$524,271

The accompanying notes are an integral part of these condensed consolidated financial statements. See supplemental information on the following page.

Supplemental schedule of non-cash investing and financing activities:

As a result of the March 11, 2008 distribution by CytRx Corporation (the “Company”) to its stockholders of approximately 36% of the outstanding shares of RXi Pharmaceuticals Corporation, the Company deconsolidated that previously majority-owned subsidiary. As part of the transaction, the Company deconsolidated $3.7 million of total assets and $4.6 million of total liabilities.

In connection with applicable antidilution adjustments to the price of certain outstanding warrants, the Company recorded a deemed dividend of approximately $757,000 in the three months ended March 31, 2008. The deemed dividend was recorded as a charge to accumulated deficit and a corresponding credit to additional paid-in capital.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

1.      Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics. CytRx’s drug development pipeline includes two product candidates in clinical development for cancer indications, including registration studies of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to its core oncology programs, the Company is developing treatments for neurodegenerative and other disorders based upon its small-molecule molecular chaperone amplification technology.  CytRx also has been engaged in new-drug discovery research at its laboratory facility in San Diego, California, utilizing its master chaperone regulator assay, or MaCRA, technology. In May 2009, the Company substantially completed the initial phase of these activities, and it will conduct its research and development activities through third parties for the foreseeable future.  Apart from its drug development programs, CytRx maintains a 45% equity interest in RXi Pharmaceuticals Corporation, or RXi (NASDAQ: RXII).

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

To date, the Company has relied primarily upon sales of its equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance its business and operations. See Note 6 below.

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

The accompanying condensed consolidated financial statements at March 31, 2009 and for the three-month period ended March 31, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2008 have been derived from the Company’s audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.      Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October, 2008 the FASB issued Staff Position No. FAS 157-3 which clarified the application of SFAS No. 157 in a market that is not active. In April, 2009 the FASB issued Staff Position No. FAS 157-4 which expands the application of SFAS No. 157 in situations where the volume and level of activity for the asset or liability has significantly decreased.  In addition, this also provides guidance so that transactions that are not orderly can be identified. We do not expect SFAS No. 157 will have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R and SFAS No. 160 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The Position will be effective for fiscal years beginning after December 15, 2008 and will only apply prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. The adoption of SFAS No. 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”).  FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  FSP No. APB 14-1 is effective for us as of January 1, 2009.  The adoption of FSP No. APB 14-1 did not have an impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity's own stock regardless of whether the instrument possesses derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-05 did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1).  This statement amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements.

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

4.      Basic and Diluted Loss Per Common Share

Basic loss per common share and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share where the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and that were excluded from the computation of diluted loss per share, totaled approximately 15.6 million and 16.2 million shares at March 31, 2009 and 2008, respectively.

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

5.      Stock Based Compensation

CytRx Corporation

The Company has a 2000 Long-Term Incentive Plan under which an aggregate of 10 million shares of common stock were originally reserved for issuance.  As of March 31, 2009, there were approximately 7.4 million shares subject to outstanding stock options and approximately 0.7 million shares available for future grant under the plan. The Company also has a 1994 Stock Option Plan and a 1998 Long Term Incentive Plan under which 9,167 shares and 27,500 shares, respectively, were subject to outstanding stock options at March 31, 2009. However, no options are available for future grant under either of these plans.

On November 21, 2008, the Board of Directors of the Company adopted the 2008 Stock Incentive Plan under which 10 million shares of common stock were reserved for issuance.  The plan will be submitted for approval by the Company’s stockholders at the 2009 Annual Meeting of Stockholders.  In the meantime, the Company may make awards under the plan, the effectiveness of which is conditional upon obtaining stockholder approval.  As of March 31, 2009, there were 350,000 shares subject to outstanding stock options under the plan.

The Company’s stock-based employee compensation plans are described in Note 12 to its financial statements contained in its Annual Report on Form 10-K filed for the year ended December 31, 2008.

The Company has adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R), Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

The following table sets forth the total stock-based compensation expense (recovery) resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Research and development — employee	$196,077	$171,000
General and administrative — employee	274,949	291,000
Total employee stock-based compensation	$471,026	$462,000

Research and development — non-employee (recovery)	$8,350	$(422,000)
General and administrative — non-employee	74,000	—
Total non-employee stock-based compensation	$82,350	$(422,000)

During the first three months of 2009, the Company issued stock options to purchase 50,000 shares of its common stock. The fair value of the stock options granted in the three-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.90%	2.84%
Expected volatility	97.9%	93.8% - 96.2%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the three-month periods ended March 31, 2009 and 2008, the Company used a calculated volatility for each grant. The Company’s computation of expected lives was estimated using the simplified method provided for under Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the three-month periods ended March 31, 2009 and 2008, the Company has estimated an annualized forfeiture rate of 12% and 10%, respectively, for options granted to its employees, 3% and 1%, respectively,  for options granted to senior management and 0% for each period for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At March 31, 2009, there remained approximately $2.2 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.3 years. Presented below is the Company’s stock option activity:

	Three Months Ended March 31, 2009
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	6,409,940	995,000	7,404,940	$1.84
Granted	50,000	—	50,000	$0.30
Exercised	—	—	—	$—
Forfeited	(96,300)	—	(96,300)	$2.75
Outstanding at March 31, 2009	6,363,640	995,000	7,358,640	$1.82
Options exercisable at March 31, 2009	4,337,350	470,000	4,807,350	$1.99

A summary of the activity for non-vested stock options as of March 31, 2009 is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2009	2,300,100	550,000	2,850,100	$1.51
Granted	50,000	—	50,000	$0.24
Forfeited	(96,300)	—	(96,300)	$2.30
Vested	(227,400)	(25,100)	(252,500)	$1.60
Non-vested at March 31, 2009	2,026,400	524,900	2,551,300	$1.44

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at March 31, 2009:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 - 1.00	2,157,400	8.33	$0.54	998,500	8.33	$0.71
$1.01 - 2.00	2,639,000	6.94	$1.35	1,834,100	6.94	$1.40
$2.01 - 3.00	1,120,500	4.32	$2.46	1,108,500	4.32	$2.46
$3.01 - 4.00	463,300	8.47	$3.44	301,700	8.47	$3.40
$4.01 - 4.65	978,440	8.10	$4.42	564,550	8.10	$4.43
	7,358,640	7.20	$1.82	4,807,350	7.20	$1.98

There was no aggregate intrinsic value of outstanding options as of March 31, 2009, since there is no difference between the closing fair market value of the Company’s common stock on March 31, 2009 ($0.35) and the exercise price of the underlying options.

RXi Pharmaceuticals

RXi has its own stock option plan. RXi accounted for stock option expense in the same manner as CytRx as described above.

As discussed in Note 9, the Company started accounting for its investment in RXi under the equity method in March 2008, and accordingly, the following table sets forth the total stock-based compensation expense for January and February 2008 resulting from RXi stock options that is included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Research and development — employee	$—	$28,000
General and administrative — employee	—	369,000
Total employee stock-based compensation	$—	$397,000

Research and development — non-employee	$—	$121,000
General and administrative — non-employee	—	—
Total non-employee stock-based compensation	$—	$121,000

6.      Liquidity and Capital Resources

At March 31, 2009, the Company had cash and cash equivalents of approximately $21.9 million and held 6,268,881 shares of restricted common stock of RXi Pharmaceuticals Corporation with a market value of $31.9 million based upon the closing price of the RXi common stock on that date. Management believes that the Company’s current resources will be sufficient to support its currently planned level of operations through July, 2011. This estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2009 and the first three months of 2010 of approximately $10.7 million, includes approximately $0.7 million for its clinical program for tamibarotene, approximately $0.3 million for its clinical program for INNO-206, approximately $0.3 million for its clinical program for INNO-406, approximately $0.7 million for its animal toxicology studies and related activities for arimoclomol, approximately $1.0 million for operating its clinical programs, approximately $1.1 million in connection with the outsourcing of research activities at the Company’s laboratory in San Diego, California, and approximately $6.6 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval as currently planned and successfully commercializes its current product candidates, it anticipates it will take a minimum of three years, and possibly longer, for it to generate significant recurring revenue, and the Company will be dependent on future financing and possible asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide it with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If the Company is unable to raise additional funding from outside sources, it may have to sell some or all of its assets, including its RXi shares.  If the Company fails to obtain sufficient funding when needed, it may be forced to delay or reduce the scope of or eliminate some portion or all of its development programs or clinical trials, license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to merge with or be acquired by another company. For example, the Company intends to assess periodically the costs and potential commercial value of our new-drug discovery activities. Depending on these assessments, the Company may determine to modify, out-source, partner or suspend these activities.

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

During the three-month period ended March 31, 2009, no options or warrants in the Company’s common stock were exercised.

8.      Minority Interest in RXi

Through February 2008, the Company owned approximately 85% of the outstanding shares of common stock of RXi. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” The Company offset $88,000 of minority interest in losses of RXi against its net loss for the months of January and February 2008.

On March 11, 2008, the Company distributed to its stockholders approximately 4.5 million shares of RXi common stock, or approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi. Because only a portion of RXi’s financial results for 2008 were recorded by CytRx under the equity method, the Company’s results of operations for the first three months of 2008 are not directly comparable to results of operations for the same period in 2009. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

9.      Equity Investment in RXi

Management determined that the distribution of RXi common stock to stockholders of CytRx in March 2008 represented a partial spin-off of RXi and accounted for the distribution of the RXi common shares at cost. As a result of its reduced ownership in RXi, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi. The following table presents summarized financial information for RXi for the three-month period ended March 31, 2009:

Income Statement Data (unaudited, in thousands)	Three-Month Period Ended March 31, 2009
Sales	$—
Gross profit	—
Loss from continuing operations	(4,171)
Loss	(4,171)

Balance Sheet Data (unaudited, in thousands)	March 31, 2009
Current assets	$7,563
Noncurrent assets	400
Current liabilities	1,492
Stockholders’ equity	6,471

At March 31, 2009, the fair value of CytRx’s 6,268,881 shares of RXi common stock was $31.9 million based on the closing price of RXi common stock (NASDAQ: “RXII”) on that date. As CytRx accounts for its investment in RXi using the equity method, this value is not reflected in the “Investment in unconsolidated subsidiary” on the CytRx balance sheet.

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

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics. Our drug development pipeline includes two product candidates in clinical development for cancer indications, including registration studies of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we are developing treatments for neurodegenerative and other disorders based upon our small-molecule molecular chaperone amplification technology. We also have been engaged in new-drug discovery research at our laboratory facility in San Diego, California, utilizing our master chaperone regulator assay, or MaCRA, technology. In

May 2009, we substantially completed the initial phase of these activities, and we will conduct our research and development activities through third parties for the foreseeable future.  Apart from our drug development programs, we currently maintain a 45% equity interest in our former subsidiary, RXi Pharmaceuticals Corporation, or RXi (NASDAQ: RXII).  On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage cancer product candidates, including tamibarotene. As a result of the merger, Innovive became a wholly owned subsidiary of CytRx. On December 30, 2008, we merged the former Innovive subsidiary into CytRx.

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

Through February 2008, we owned a majority of the outstanding shares of common stock of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, our consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, we distributed to our stockholders approximately 36% of RXi’s outstanding shares, which reduced our ownership to less than 50% of RXi. As a result of the reduced ownership, we began to account for its investment in RXi using the equity method, under which we record only our pro-rata share of the financial results of RXi as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations. Because only a portion of RXi’s financial results for 2008 were recorded by us under the equity method, our results of operations for the first three months of 2009 are not directly comparable to results of operations for the same period in 2008. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to us. We have concluded that due to the research and development components of the transaction that it is properly accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates of expense incurred for this research and development on a quarterly basis. For the three-month periods ended March 31, 2009 and 2008, we recognized approximately $1.5 million and $2.2 million, respectively, of service revenue related to this transaction. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.

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

Research and development expenses include costs of our drug discovery research activities at our San Diego laboratory.  We periodically assess these activities, and in May 2009, determined that these activities had substantially met our initial objectives.  We intend to outsource these activities during the second quarter and may not to renew the lease of our San Diego facility, which expires in July 2010.

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

Earnings Per Share

Basic earnings per share and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share where the effect would be anti-dilutive. Common share equivalents that were excluded from the computation of diluted loss per share totaled approximately 15.6 million shares and 16.2 million shares at March 31, 2009 and 2008, respectively. In connection with the dividend of 36% of the outstanding shares of RXi paid to our stockholders on March 11, 2008, we recorded a deemed dividend of $757,000. The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2008, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted loss per share.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2009, we had cash and cash equivalents of approximately $21.9 million and held 6,268,881 shares of restricted common stock of RXi Pharmaceuticals Corporation with a market value of $31.9 million based upon the closing price of the RXi common stock on that date.  We currently project expenditures for the remainder of 2009 and the first three months of 2010 of approximately $10.7 million, including approximately $0.7 million for our clinical program for tamibarotene, approximately $0.3 million for our clinical program for INNO-206, approximately $0.3 million for our clinical program for INNO-406, approximately $0.7 million for our animal toxicology studies and related activities for arimoclomol, approximately $1.0 million for operating our clinical programs, approximately $1.1 million in connection with winding up research activities at our laboratory in San Diego, California, and approximately $6.6 million for other general and administrative expenses.  In May 2009, we substantially completed the initial phase of these activities, and we will conduct our research and development activities through third parties for the foreseeable future.  These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If we obtain marketing approval as currently planned and successfully commercialize our current product candidates, we anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing and possible asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we are unable to raise additional funding from outside sources, we may have to sell some or all of our assets, including our RXi shares.  If we fail to obtain sufficient funding when needed, we may be forced to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials, license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to merge with or be acquired by another company. For example, we intend to assess periodically the costs and potential commercial value of our new-drug discovery activities. Depending on these assessments, we may determine to modify, out-source, partner or suspend these activities.

Our net loss decreased by approximately $1.4 million during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  The net expenses of RXi in the 2008 comparative period were approximately $1.9 million, which accounts for most of the decrease.  Our accounts payable increased by approximately $1.1 million from December 31, 2008 to March 31, 2009, reflecting several significant invoices from service providers, including auditors and attorneys, that were received in the first quarter but not paid until the second quarter, as well as our use of the payment periods permitted by the provisions of certain of our accounts payable.

 In the three-month period ended March 31, 2009, we used $0.1 million of cash in investing activities, compared to $0.6 million used in the comparable 2008 period. The 2008 period included net funds provided by RXi converting short-term investments to cash equivalents. The remainder of the investing activity for both the 2008 and 2007 periods primarily related to cash used for the purchase of equipment. We do not expect significant capital spending for additional equipment to be necessary during the next 12 months.

Cash provided by financing activities in the three months ended March 31, 2009 and 2008 was $0 and $1.0 million, respectively.  The 2008 period consisted of $1.0 million of funds received from the exercise of stock options and warrants.

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

Results of Operations

We recorded a net loss applicable to common stockholders of approximately $4.0 million for the three-month period ended March 31, 2009, as compared to $6.1 million for the same period in 2008.

We recognized $1.5 million of revenue for the three-month period ended March 31, 2009, and $2.2 million for the same period in 2008. These revenues relate to our $24.3 million sale to the ALSCRT of a one percent royalty interest in worldwide sales of arimoclomol in August 2006. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2009, we do not anticipate receiving any significant licensing fees. We will continue to recognize the balance of the deferred revenue recorded from the royalty transaction with the ALSCRT over the development period of our arimoclomol research.

Research and Development

	Three-Month Period Ended March 31,
	2009	2008
	(In thousands)
Research and development expenses	$2,676	$3,125
Non-cash research and development expenses (recovery)	8	(243)
Employee stock option expense	196	199
Depreciation and amortization	169	111
	$3,049	$3,192

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during the three-month period ended March 31, 2009 relate to our various development programs. The three-month period ended March 31, 2009 excludes any RXi-related research and development expenses and in the three-month period ended March 31, 2008, RXi’s expenses of approximately $0.6 million were only included for the months of January and February 2008. Excluding expenses of RXi from the three-month period ended March 31, 2008 results in an increase in research and development expenses of $0.2 million in the current period as compared to the same period in 2008.  In the three-month period ended March 31, 2009, our development costs associated with our program for arimoclomol in ALS were $0.7 million, the costs of our program for iroxanadine for diabetic complications were $0.1 million, the costs of our program for tamibarotene were $0.6 million, the costs of our other programs totaled $0.6 million and the cost of operations in our research laboratory were $0.7 million. In May 2009, we substantially completed the initial phase of our San Diego research laboratory activities and will conduct our research and development activities through third parties for the foreseeable future.

As compensation to members of RXi’s scientific advisory board and our consultants, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. This resulted in a recovery of expenses in the three-month period ended March 31, 2008 totaling approximately $0.2 million, all attributable to RXi. We recorded $0.2 million of employee stock option expense both during the three-month periods ended March 31, 2009 and 2008.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2009	2008
	(In thousands)
General and administrative expenses	$2,111	$3,603
Non-cash general and administrative expenses	74	189
Employee stock option expense	275	659
Depreciation and amortization	23	22
	$2,483	$4,473

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $2.1 million for the three-month periods ended March 31, 2009, compared to $3.6 million for the same period in 2008. General and administrative expenses decreased by $1.5 million in the first quarter of 2009 as compared to 2008, primarily due to the 2008 period including approximately $1.3 million of RXi expenses.  Additionally, there was a reduction in professional fees of approximately $0.5 million, which largely related to fees incurred in effecting the partial spinoff of RXi in the first quarter of 2008.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees. We recorded approximately $0.3 million of employee stock option expense during the three-month period ended March 31, 2009 as compared to approximately $0.7 million during the same period in 2008. The decrease relates primarily to the exclusion of RXi’s expenses in the three-months ended March 31, 2009. In March 2008, we awarded RXi common stock to our directors and certain employees and recorded the $189,000 fair value as non-cash compensation expense which is the total for the three-months ended March 31, 2008. There were no comparable awards in the 2009 period. Non-cash expenses of $74,000 relate to warrants issued to consultants in the three-month period ended March 31, 2009.

Depreciation and Amortization

The depreciation expense reflects the depreciation of our equipment and furnishings and the amortization expenses related to our molecular library, which was placed in service in March 2005. These expenses are classified as research and development or general and administrative expenses depending upon the associated business activity.

Interest Income

Interest income was $0.1 million for the three-month period ended March 31, 2009, compared to $0.5 million for the same period in 2008. The difference between periods is attributable primarily to the cash available for investment each year.

Minority Interest in Losses of Subsidiary

We offset $88,000 of minority interest in losses of RXi against our net loss for the months of January and February 2008.  Since March 2008, we have not recorded a minority interest in the losses of RXi, as RXi’s gain and losses have been accounted for under the equity method as a result of the deconsolidation of RXi.

Income Taxes

On March 11, 2008, we distributed to our stockholders approximately 4.5 million shares of RXi common stock. We recognized approximately a $32.9 million gain for income tax purposes on the distribution of shares of RXi common stock, which was the amount equal to the excess of the fair market value of the stock distributed over our tax basis.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2009, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 11, 2009	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement dated May 4, 2009 between CytRx Corporation and Jaisim Shah
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002