Form 10-Q
period 2009-06-30
CYTRX CORP
filed 2009-08-07
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of August 6: 109,488,821, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,942,483	$25,041,772
Short Term Investments	11,000,000	—
Accounts receivable	81,276	127,280
Income taxes recoverable	215,623	215,623
Prepaid expense and other current assets	240,569	486,609
Total current assets	18,479,951	25,871,284

Equipment and furnishings, net	1,531,415	1,835,052
Molecular library, net	79,195	103,882
Goodwill	183,780	183,780
Other assets	325,396	330,032
Total assets	$20,599,737	$28,324,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664,651	$668,422
Accrued expenses and other current liabilities	2,340,006	2,556,904
Deferred revenue, current portion	178,488	1,817,600
Total current liabilities	3,183,145	5,042,926
Deferred revenue, non-current portion	6,775,415	7,582,797
Total liabilities	9,958,560	12,625,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 93,986,781 and 93,978,448 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	93,987	93,978
Additional paid-in capital	211,149,183	210,007,468
Treasury stock, at cost (633,816 shares held at June 30, 2009 and December 31, 2008)	(2,279,238)	(2,279,238)
Accumulated deficit	(198,322,755)	(192,123,901)
Total stockholders’ equity	10,641,177	15,698,307
Total liabilities and stockholders’ equity	$20,599,737	$28,324,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Service revenue	$963,667	1,740,362	2,446,495	3,921,450

Expenses:
Research and development	1,363,794	2,525,659	4,412,546	5,717,372
General and administrative	1,928,355	3,192,082	4,411,126	7,665,231
	3,292,149	5,717,741	8,823,672	13,382,603
Loss before other income	(2,328,482)	(3,977,379)	(6,377,177)	(9,461,153)
Other income:
Interest income	71,676	284,304	139,963	808,575
Other income, net	31,279	1,000	38,360	219,229
Equity in loss of unconsolidated subsidiary	—	(2,133,956)	—	(2,512,854)
Minority interest in losses of subsidiary	—	—	—	88,374
Net loss before income taxes	(2,225,527)	(5,826,031)	(6,198,854)	(10,857,829)
Provision for income taxes	—	—	—	(342,000)
Net loss	(2,225,527)	(5,826,031)	(6,198,854)	(11,199,829)
Deemed dividend for anti-dilution adjustment made to stock warrants	—	—	—	(756,954)
Net loss applicable to common stockholders	$(2,225,527)	$(5,826,031)	$(6,198,854)	$(11,956,783)

Basic and diluted loss per share	$(0.02)	$(0.06)	$(0.07)	$(0.13)

Weighted average shares outstanding	93,348,189	90,768,145	93,347,962	90,524,297

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,198,854)	$(11,199,829)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	376,592	271,960
Equity in loss of unconsolidated subsidiary	—	2,512,854
Minority interest in loss of subsidiary	—	(88,374)
Reserve against loan receivable	—	690,000
RXi common stock transferred for services	—	244,860
Non-cash earned on short-term investments	—	(48,452)
Non-cash gain on transfer of RXi common stock	—	(226,579)
Expense related to employee and non-employee stock options	1,138,640	1,053,498
Net change in operating assets and liabilities	(2,273,377)	(4,946,228)
Total adjustments	(758,145)	(536,461)
Net cash used in operating activities	(6,956,999)	(11,736,290)

Cash flows from investing activities:
Purchase of short-term investments	(11,000,000)	—
Purchases of equipment and furnishings	(145,373)	(706,757)
Deconsolidation of subsidiary	—	(10,359,278)
Loan Receivable	—	(2,290,000)
Proceeds from sale of short-term investments	—	10,000,000
Net cash used in investing activities	(11,145,373)	(3,356,035)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3,083	976,808
Net cash provided by financing activities	3,083	976,808

Net decrease in cash and cash equivalents	(18,099,289)	(14,115,517)
Cash and cash equivalents at beginning of period	25,041,772	50,498,261
Cash and cash equivalents at end of period	$6,942,483	$36,382,744

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$18,802	$808,575

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

In connection with applicable antidilution adjustments to the price of certain outstanding warrants, the Company recorded a deemed dividend of approximately $0.8 million in the six months ended June 30, 2008. The deemed dividend was recorded as a charge to accumulated deficit and a corresponding credit to additional paid-in capital.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics. CytRx’s drug development pipeline includes two product candidates in clinical development for cancer indications, including registration studies of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to its core oncology programs, the Company is developing treatments for neurodegenerative and other disorders based upon its small-molecule molecular chaperone amplification technology.  CytRx also has been engaged in new-drug discovery research at its laboratory facility in San Diego, California, utilizing its master chaperone regulator assay, or MaCRA, technology. In May 2009, the Company substantially completed the initial phase of these activities and will conduct its research and development activities through third parties for the foreseeable future.  Apart from its drug development programs, CytRx maintains a 39% equity interest in RXi Pharmaceuticals Corporation, or RXi (NASDAQ: RXII).

On September 19, 2008, CytRx completed its merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage oncology product candidates, including tamibarotene. As a result of the merger, Innovive became a wholly owned subsidiary of CytRx. On December 30, 2008, CytRx merged the former Innovive subsidiary into CytRx.  Prior to its acquisition of Innovive, CytRx was focused on developing human therapeutics based primarily upon its small-molecule molecular chaperone amplification technology, including arimoclomol for amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s Disease, and for stroke recovery, and iroxanadine for diabetic foot ulcers and other potential indications.  After acquiring Innovive, CytRx redirected its efforts to developing Innovive’s former lead oncology product candidates, tamibarotene for APL, INNO-206 for small cell lung cancer, SCLC, and other solid tumor cancers, and bafetinib, which the Company believes hold greater near-term revenue potential.  CytRx’s current business strategy is to seek one or more strategic partnerships for the further development of arimoclomol and iroxanadine.

To date, the Company has relied primarily upon sales of its equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance its business and operations. See Note 6 below.

In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any developments funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to the Company. Management has concluded that due to the research and development components of the transaction that it is properly accounted for under SFAS No. 68, Research and Development Arrangements (“SFAS No. 68”). Accordingly, the Company has recorded the value received under the arrangement as deferred revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments.  Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, the Company was released from all restrictions on the use of any proceeds previously paid to the Company in connection with the arrangement.  As a result, the Company will recognize $6.9 million as service revenue in the third quarter of 2009, which represents the remaining deferred revenue or the previously un-recognized portion of the value received.

The accompanying condensed consolidated financial statements at June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2008 have been derived from the Company’s audited financial statements as of that date.

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

2.  Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October, 2008 the FASB issued Staff Position No. FAS 157-3 which clarified the application of SFAS No. 157 in a market that is not active. In April, 2009 the FASB issued Staff Position No. FAS 157-4 which expands the application of SFAS No. 157 in situations where the volume and level of activity for the asset or liability has significantly decreased.  In addition, this also provides guidance so that transactions that are not orderly can be identified. SFAS No. 157 did not have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have an impact on our consolidated financial statements.

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

In June 2008, the FASB ratified EITF (Emerging Issues Task Force) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-05 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2009.

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

In April 2009, the FASB issued Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1).  This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending on or after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s business, results of operations or financial condition.

3.  Short-term Investments

The Company purchased $11 million of short-term investments during the second quarter of 2009.  The Company has classified the investment as held-to-maturity.  These investments are comprised of two accounts with maturity values of $6 million and $5 million and maturity dates of October 1, 2009 and April 1, 2010, respectively.  The interest earned on these investments has been accrued in accordance with GAAP.

4.  Basic and Diluted Loss Per Common Share

Basic loss per common share and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share where the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and that were excluded from the computation of diluted loss per share, totaled approximately 15.9 million and 15.8 million shares at June 30, 2009 and 2008, respectively.

In connection with applicable antidilution adjustments to the terms of certain outstanding warrants to purchase common stock in March 2008, the Company recorded a deemed dividend of approximately $0.8 million. The deemed dividend is reflected as an adjustment to net loss for the first quarter of 2008 to arrive at net loss applicable to common stockholders on the consolidated statements of operations and for purposes of calculating basic and diluted loss per share.

5.  Stock Based Compensation

CytRx Corporation

The Company has a 2000 Long-Term Incentive Plan under which an aggregate of 10 million shares of common stock were originally reserved for issuance.  As of June 30, 2009, there were approximately 6.6 million shares subject to outstanding stock options and approximately 1.2 million shares available for future grant under the plan. The Company also has a 1994 Stock Option Plan and a 1998 Long Term Incentive Plan under which 9,167 shares and 27,500 shares, respectively, were subject to outstanding stock options at June 30, 2009. However, no options are available for future grant under either of these plans.

On July 1, 2009, the Company’s stockholders adopted a new 2008 Stock Incentive Plan under which 10 million shares of common stock were reserved for issuance.  As of June 30, 2009, there were 350,000 shares subject to outstanding stock options under the plan.

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

The following table sets forth the total stock-based compensation expense (recovery) resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development — employee	$172,000	$182,000	$368,000	$353,000
General and administrative — employee	297,000	316,000	572,000	607,000
Total employee stock-based compensation	$469,000	$498,000	$940,000	$960,000

Research and development — non-employee (recovery)	$10,000	$—	$19,000	$(422,000)

During the first six months of 2009, the Company issued stock options to purchase 200,000 shares of its common stock. The fair value of the stock options granted in the six-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	1.90% - 2.37%	2.72% - 3.84%
Expected volatility	93.3% - 97.9%	93.8% - 96.7%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the six-month periods ended June 30, 2009 and 2008, the Company used a calculated volatility for each grant. The Company’s computation of expected lives was estimated using the simplified method provided for under Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the six-month periods ended June 30, 2009 and 2008, the Company has estimated an annualized forfeiture rate of 16% and 10%, respectively, for options granted to its employees, 3% and 1%, respectively,  for options granted to senior management and 0% for each period for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At June 30, 2009, there remained approximately $1.4 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.15 years. Presented below is the Company’s stock option activity:

	Six Months Ended June 30, 2009
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	6,409,940	995,000	7,404,940	$1.84
Granted	200,000	—	200,000	$0.38
Exercised	(8,333)	—	(8,333)	$0.37
Forfeited or Expired	(696,350)	—	(696,350)	$2.51
Outstanding at June 30, 2009	5,905,257	995,000	6,900,257	$1.73
Options exercisable at June 30, 2009	3,970,696	845,101	4,815,797	$1.92

A summary of the activity for non-vested stock options as of June 30, 2009 is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2009	2,300,100	550,000	2,850,100	$1.51
Granted	200,000	—	200,000	$0.29
Forfeited or Expired	(696,350)	—	(696,350)	$2.09
Vested	(219,189)	(50,101)	(269,290)	$0.58
Non-vested at June 30, 2009	1,584,561	499,899	2,084,460	$1.32

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at June 30, 2009:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 - 1.00	2,122,607	8.10	$0.53	1,074,872	8.10	$0.68
$1.01 - 2.00	2,555,983	6.63	$1.34	1,884,762	6.63	$1.39
$2.01 - 3.00	1,105,833	4.02	$2.46	1,102,498	4.02	$2.46
$3.01 - 4.00	290,834	8.24	$3.47	192,502	8.24	$3.40
$4.01 - 4.65	825,000	7.87	$4.47	561,163	7.87	$4.47
	6,900,257	6.88	$1.73	4,815,797	6.88	$1.92

There was no aggregate intrinsic value of outstanding options as of June 30, 2009, since there is no difference between the closing fair market value of the Company’s common stock on June 30, 2009 ($1.08) and the exercise price of the underlying options.

The information presented above as of June 30, 2009 does not reflect the Company’s stock option re-pricing program that was implemented on July 1, 2009, and is further described in Note 10 below.

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

6.  Liquidity and Capital Resources

At June 30, 2009, the Company had cash and cash equivalents of approximately $6.9 million, short-term investments of $11.0 million and held 6,268,881 shares of restricted common stock of RXi Pharmaceuticals Corporation with a market value of $28.5 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, the Company raised approximately $18.3 million, net of fees and expenses, in a registered direct offering. Management believes that our current cash on hand, together with our short term investments and shares in RXi Pharmaceuticals Corporation, will be sufficient to fund normal operations for the foreseeable future.  The Company’s expenditures were estimated prior to the Company’s recent financing transaction, and the actual numbers will vary as a result of the impact of the financing on the Company’s corporate plans.  For example, the Company’s estimated expenditures do not yet include estimates for planned clinical development of INNO-206. The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2009 and the first six months of 2010 of approximately $9.5 million, which includes approximately $3.1 million for its clinical program for tamibarotene, approximately $0.1 million for its clinical program for INNO-406, approximately $0.1 million for its activities for arimoclomol, approximately $1.2 million for operating its clinical programs, and approximately $5.0 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

During the six-month period ended June 30, 2009, 8,333 options in the Company’s common stock were exercised, and the Company received approximately $3,100 upon their exercise.

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

Balance Sheet Data (unaudited, in thousands)	June 30, 2009
Current assets	$4,695
Noncurrent assets	407
Current liabilities	1,868
Stockholders’ equity	3,223

At June 30, 2009, the fair value of CytRx’s 6,268,881 shares of RXi common stock was $28.5 million based on the closing price of RXi common stock (NASDAQ: “RXII”) on that date. On July 31, 2009, RXi announced that they had entered into definitive agreements for the purchase of 2,385,715 shares of its common stock at $3.50 per share, which will result in receipt of net proceeds of approximately $7.8 million.

 As CytRx accounts for its investment in RXi using the equity method, this value it not reflected in the “Investment in unconsolidated subsidiary” on the CytRx balance sheet.

10. Subsequent Events

On July 27, 2009, the Company completed a $20 million registered direct public offering in which it issued 15.3 million shares of its common stock at a price of $1.31 per share, and warrants to purchase an additional 3.8 million shares of its common stock at an exercise price of $1.70 per share. Net of investment banking commissions, advisory fees, legal, accounting and other fees related to the transaction, the Company received proceeds of approximately $18.3 million (without giving effect to any proceeds that may in the future be received by the Company upon exercise of warrants sold in the offering).  Immediately after the sale, we had approximately 109.3 million shares of common stock outstanding, without giving effect to the possible exercise of the warrants sold in the offering or any of our other outstanding warrants or stock options.

The following selected pro forma balance sheet data is derived from our balance sheet as of June 30, 2009 and gives retroactive effect to the completion of the registered direct public offering, but does not give effect to other events that occurred since June 30, 2009 and thus may not be indicative of our current financial condition. The information should be read in conjunction with our balance sheet as of June 30, 2009 and related notes.

	Actual as of June 30, 2009	Adjustments Related to July 2009 Financing	Pro Forma as of June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,942,483	$3,300,000	$10,242,483
Short-term investments	11,000,000	15,000,000	26,000,000
Prepaid and other current assets	537,468	—	537,468
Total current assets	18,479,951	18,300,000	36,779,951
Non-current assets	2,119,786	—	2,119,786
Total assets	$20,599,737	$18,300,000	$38,899,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$3,183,145	$4,000,000	$7,183,145
Long term liabilities	6,775,415	—	6,775,415
Total liabilities	$9,958,560	$4,000,000	$13,958,560
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 175,000,000 shares authorized; 93,986,781 shares issued at June 30, 2009	93,987	15,300	109,287
Additional paid-in-capital	211,149,183	14,284,700	225,433,883
Treasury stock, at cost (633,816 shares held at June 30, 2009)	(2,279,238)	—	(2,279,238)
Accumulated deficit	(198,322,755)	—	(198,322,755)
Total stockholders’ equity	10,641,177	14,300,000	24,941,177
Total liabilities and stockholders’ equity	$20,599,737	$18,300,000	$38,899,737

At the 2009 Annual Meeting of Stockholders held on July 1, 2009, the Company’s stockholders approved a proposed amendment to its 2000 Long-Term Incentive Plan, as amended, to allow for a one-time stock option repricing program for employees and officers.  Pursuant to the repricing program, 3,265,500 eligible stock options held by eleven eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of CytRx’s common stock as reported on the Nasdaq Capital Market on the July 1, 2009 completion date of the repricing program, and to impose a new option vesting schedule.  None of the amended options vested immediately.  To the extent a participating employee’s or officer’s eligible options were vested on the amendment date, the amended options will vest, in full, on December 31, 2009, so long as the employee or officer remains in the Company’s employ through that date.  To the extent a participating employee’s or officer’s eligible options were unvested as of July 1, 2009, the original scheduled vesting will be suspended until December 31, 2009 and will resume after that date, so long as the employee or officer remains in the Company’s employ through such date.

SFAS No. 123(R) requires the re-pricing of equity awards to be treated as a modification of the original award and provides that such a modification is an exchange of the original award for a new award.  SFAS No. 123(R) considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123(R) over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. SFAS No. 123(R) provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period.

Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, the Company was released from all restrictions on the use of any proceeds previously paid to the Company in connection with the arrangement.  As a result, the Company will recognize $6.9 million as service revenue in the third quarter of 2009, which represents the remaining deferred revenue or the previously un-recognized portion of the value received.

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

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics. Our drug development pipeline includes two product candidates in clinical development for cancer indications, including registration studies of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we are developing treatments for neurodegenerative and other disorders based upon our small-molecule molecular chaperone amplification technology. We also have been engaged in new-drug discovery research at our laboratory facility in San Diego, California, utilizing our master chaperone regulator assay, or MaCRA, technology. In May 2009, we substantially completed the initial phase of these activities and announced that we will conduct our research and development activities through third parties for the foreseeable future.  Apart from our drug development programs, we maintain at present a 39% equity interest in our former subsidiary, RXi Pharmaceuticals Corporation, or RXi (NASDAQ: RXII).

On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage cancer product candidates, including tamibarotene. As a result of the merger, Innovive became a wholly owned subsidiary of CytRx. On December 30, 2008, we merged the former Innovive subsidiary into CytRx.

Prior to our acquisition of Innovive, we were focused on developing human therapeutics based primarily upon our small-molecule molecular chaperone amplification technology, including arimoclomol for amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease, and for stroke recovery, and iroxanadine for diabetic foot ulcers and other potential indications.  After acquiring Innovive, we redirected our efforts to developing Innovive’s lead oncology product candidates, tamibarotene for APL, INNO-206 for small cell lung cancer, SCLC, or other solid tumor cancers, and bafetinib, which we believe hold greater near-term revenue potential.  Our current business strategy is to seek one or more strategic partnerships for the further development of arimoclomol and iroxanadine.

Through February 2008, we owned a majority of the outstanding shares of common stock of RXi Pharmaceuticals Corporation, or RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. RNAi is a naturally occurring mechanism for the regulation of gene expression that has the potential to selectively inhibit the activity of any human gene. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, our consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, we distributed to our stockholders approximately 36% of RXi’s outstanding shares, which reduced our ownership to less than 50% of RXi. As a result of the reduced ownership, we began to account for its investment in RXi using the equity method, under which we record only our pro-rata share of the financial results of RXi as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations. Because only a portion of RXi’s financial results for 2008 were recorded by us under the equity method, our results of operations for the first six-months of 2009 are not directly comparable to results of operations for the same period in 2008. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

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

In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to us. We have concluded that due to the research and development components of the transaction that it is properly accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. Accordingly, we have recorded the value received under the arrangement as deferred service revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjust our estimates of expense incurred for this research and development on a quarterly basis. For the three-month and six-month periods ended June 30, 2009 and 2008, we recognized approximately $1.0 million, $1.7 million, $2.4 million and $3.9 million, respectively, of service revenue related to this transaction. Any significant change in ALS related research and development expense in any particular quarterly or annual period will result in a change in the recognition of revenue for that period and consequently affect the comparability or revenue from period to period.

The amount of “deferred revenue, current portion” is the amount of deferred revenue that is expected to be recognized in the next twelve months and is subject to fluctuation based upon management’s estimates. Management’s estimates include an evaluation of what pre-clinical and clinical trials are necessary, the timing of when trials will be performed and the estimated clinical trial expenses. These estimates are subject to changes and could have a significant effect on the amount and timing of when the deferred revenues are recognized. Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we will recognize $6.9 million as service revenue in the third quarter of 2009, which represents the remaining deferred revenue or the previously un-recognized portion of the value received.

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

Research and development expenses include costs of our drug discovery research activities previously conducted at our San Diego laboratory.  In May 2009, we substantially completed the initial phase of those activities and announced that we will conduct our research and development activities through third parties for the foreseeable future.  As a result, we are exploring alternatives for our San Diego facility that might include subletting some or all of the premises.

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

Earnings Per Share

Basic earnings per share and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share where the effect would be anti-dilutive. Common share equivalents that were excluded from the computation of diluted loss per share totaled approximately 15.9 million shares and 15.8 million shares at June 30, 2009 and 2008, respectively. In connection with the dividend of 36% of the outstanding shares of RXi paid to our stockholders on March 11, 2008, we recorded a deemed dividend of $0.8 million. The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2008, to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted loss per share.

Derivative Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing. In accordance with EITF (Emerging Issues Task Force) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of SFAS 123R.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At June 30, 2009, we had cash and cash equivalents of approximately $6.9 million, short-term investments of $11.0 million and held 6,268,881 shares of restricted common stock of RXi Pharmaceuticals Corporation (“RXi”) with a market value of $28.5 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, we raised approximately $18.3 million, net of fees and expenses, in a registered direct offering. Management believes that our current cash on hand, together with our short term investments and shares in RXi, will be sufficient to fund normal operations for the foreseeable future.  Our expenditures were estimated prior to our recent financing transaction, and the actual numbers will vary as a result of the impact of the financing on our corporate plans.  For example, our estimated expenditures do not yet include estimates for planned clinical development of INNO-206. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2009 and the first six months of 2010 of approximately $9.5 million, which includes approximately $3.1 million for our clinical program for tamibarotene, approximately $0.1 million for our clinical program for INNO-406, approximately $0.1 million for our activities for arimoclomol, approximately $1.2 million for operating our clinical programs, and approximately $5.0 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

Our net loss decreased by approximately $3.6 million during the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. Our research and development expenditures were approximately $1.2 million lower in the current quarter as compared to the quarter ended June 30, 2008, due to the reduction in our arimoclomol clinical development expenses caused by the FDA’s clinical hold on our clinical trial. The quarter ended June 30, 2008 included s a loss of $2.1 million as compared to $0 in this current quarter for the equity in loss of our unconsolidated subsidiary, RXi.  In 2009 we didn’t recognize a loss since our carrying amount of the investment in RXi was reduced to zero in the last quarter of 2008.

In the six-month period ended June 30, 2009, we used $11.1 million of cash in investing activities, compared to $3.4 million used in the comparable 2008 period. The 2008 period included net funds provided in the three months ended March 31, 2008 attributable to RXi’s conversion of short-term investments to cash equivalents. The remainder of the investing activity for both the 2009 and 2008 periods primarily related to cash used for the purchase of equipment. We do not expect any significant capital expenditures spending during the next 12 months.

Cash provided by financing activities in the six months ended June 30, 2009 and 2008 was $0 and $1.0 million, respectively.  The 2008 period consisted of $1.0 million of funds received from the exercise of stock options and warrants.

Although we recently raised $18.3 million net of fees and expenses in a registered direct offering, we continue to evaluate other potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, sales of RXi shares, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying consolidated financial information may not necessarily be indicative of future operating results or future financial condition.

We expect to incur significant losses for the foreseeable future, and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

We recorded a net loss applicable to common stockholders of approximately $2.2 and $6.2 million for the three-month and six-month periods ended June 30, 2009, respectively, as compared to $5.8 million and $11.2 million, respectively, for the same periods in 2008.

We recognized $1.0 million and $2.4 million of revenue for the three-month and six-month periods ended June 30, 2009, respectively, and $1.7 million and $3.9 million, respectively, for the same periods in 2008. These revenues relate to our $24.3 million sale to the ALSCRT of a one percent royalty interest in worldwide sales of arimoclomol in August 2006. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2009, we do not anticipate receiving any significant licensing fees. Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we will recognize $6.9 million as service revenue in the third quarter of 2009, which represents the remaining deferred revenue or the previously un-recognized portion of the value received.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Research and development expenses	$1,020	$2,225	$3,695	$5,349
Non-cash research and development expenses (recovery)	10	—	19	(243)
Employee stock option expense	172	182	368	381
Depreciation and amortization	162	119	331	230
	$1,364	$2,526	$4,413	$5,717

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during the three-month and six-month periods ended June 30, 2009 relate to our various development programs.  Research and development expenses for the six-month period ended June 30, 2008 also included RXi’s expenses of approximately $0.6 million for the months of January and February 2008. In the three-month period ended June 30, 2009, our development costs associated with our program for arimoclomol in ALS were $0.4 million, the costs of our program for tamibarotene were $0.2 million, and the cost of operations in our research laboratory were $0.7 million. We also had a small recovery of our iroxanadine development costs of $0.3 million.

As compensation to members of RXi’s scientific advisory board and our consultants, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. This resulted in a recovery of expenses of $0 and approximately $0.2 million respectively, in the three-month and six-month periods ended June 30, 2008. We recorded $0.2 million and $0.4 million of employee stock option expense both during the three-month and six-month periods ended June 30, 2009 and 2008.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
General and administrative expenses	$1,503	$2,166	$3,614	$5,769
Non-cash general and administrative expenses	106	690	180	879
Employee stock option expense	297	316	572	975
Depreciation and amortization	22	20	45	42
	$1,928	$3,192	$4,411	$7,665

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.5 million and $3.6 million for the three-month and six-month periods ended June 30, 2009, respectively, as compared to $2.2 million and $5.8 million during the same periods in 2008. General and administrative expenses decreased by $0.7 million in the second quarter of 2009 as compared to 2008, primarily as a result of a reduction of personnel in 2009 compared to 2008.  Additionally, there was a reduction in professional fees of approximately $0.3 million in 2009 as compared to the comparable period in 2008.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.3 million of employee stock option expense during both of the three-month periods ended June 30, 2009 and 2008. We incurred stock-based compensation expense of $0.6 million and $1.0 million for the six-month periods ended June 30, 2009 and 2008.

Depreciation and Amortization

The depreciation expense reflects the depreciation of our equipment and furnishings and the amortization expenses related to our molecular library, which was placed in service in March 2005. These expenses are classified as research and development or general and administrative expenses depending upon the associated business activity.

Interest Income

Interest income was $0.1 million for each of the three-month and six-month periods ended June 30, 2009, compared to $0.3 million and $0.8 million for the same periods in 2008. The difference between periods is attributable primarily to the reduced amount of cash on hand during 2009 compared to 2008.

Minority Interest in Losses of Subsidiary

We offset $88,000 of minority interest in losses of RXi against our net loss for the months of January and February 2008. Since  March, 2008, we have not recorded a minority interest in the losses of RXi, as RXi’s gain and losses were accounted for under the equity method as a result of the deconsolidation of RXi.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month ended June 30, 2009, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1A – Risk Factors

We are subject to a number of risks and uncertainties, including the risks and uncertainties discussed below, as well as those described in our Annual Report on Form 10-K for the year ended December 31, 2008 or reflected in any subsequent filings we make with the SEC. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently perceive as immaterial, also may adversely affect us.

Our outstanding stock options and stock purchase warrants and the availability for resale of the underlying option and warrant shares may adversely affect our ability to engage in certain transactions and the trading price of our common stock.

As of August 6, 2009, there were outstanding stock options and warrants to purchase approximately 23.1 million shares of our common stock at a weighted-average exercise price of $1.52 per share, including warrants to purchase 4.7 million shares at an exercise price of $1.70 per share that were sold as part of our registered direct public offering on July 27, 2009. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. Outstanding warrants to purchase approximately 9.3 million shares contain anti-dilution provisions that are triggered upon any issuance of securities by us below the prevailing market price of our common stock.  Our distribution to our stockholders of RXi shares on March 11, 2008 required us to reduce the exercise price of those warrants. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

We have registered with the SEC the issuance of the shares of our common stock issuable upon exercise of the warrants sold as part of our registered direct public offering on July 27, 2009, so these shares would be able to be resold publicly immediately upon exercise of these warrants.  We also have registered with the SEC the resale by the holders of all or substantially all shares of our common stock issuable upon exercise of our other outstanding options and warrants. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

On July 1, 2009, we held our Annual Meeting of Stockholders. The following are the results of voting on the proposals:

a) Election of directors:

Nominee	For	Withheld
Max Link, Ph.D.	71,758,258	4,917,084

b) Approval of an amendment to our 2008 Long-Term Incentive Plan to allow for a one-time stock option repricing program for our employees and officers:

For	25,408,683
Against	8,594,496
Abstain	916,539

c) Approval of the adoption of our 2008 Stock Incentive Plan:
For	27,206,551
Against	6,823,581
Abstain	889,586

d) Ratification of the selection of BDO Seidman, LLP as our independent auditors:

For	73,583,426
Against	1,873,457
Abstain	1,218,459

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 7, 2009	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002