Form 10-Q
period 2009-09-30
CYTRX CORP
filed 2009-11-09
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of November 5, 2009: 108,855,005 exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,766,783	$25,041,772
Short term investments	27,750,000	—
Assets held for sale	149,063	—
Interest receivable	114,874	—
Income taxes recoverable	313,619	215,623
Prepaid expense and other current assets	387,046	613,889
Total current assets	36,481,385	25,871,284

Equipment and furnishings, net	185,560	1,835,052
Molecular library, net	—	103,882
Goodwill	183,780	183,780
Other assets	323,690	330,032
Total assets	$37,174,415	$28,324,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$561,154	$668,422
Accrued expenses and other current liabilities	3,018,072	2,556,904
Warrant liability	3,483,566	—
Deferred revenue, current portion	—	1,817,600
Total current liabilities	7,062,792	5,042,926
Deferred revenue, non-current portion	—	7,582,797
Total liabilities	7,062,792	12,625,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 109,488,821 and 93,978,448 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	109,489	93,978
Additional paid-in capital	226,741,556	210,007,468
Treasury stock, at cost (633,816 shares held at September 30, 2009 and December 31, 2008)	(2,279,238)	(2,279,238)
Accumulated deficit	(194,460,184)	(192,123,901)
Total stockholders’ equity	30,111,623	15,698,307
Total liabilities and stockholders’ equity	$37,174,415	$28,324,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Service revenue	$6,678,903	$917,473	$9,125,397	$4,838,923
License revenue	275,000	—	275,000	—
	6,953,903	917,473	9,400,397	4,838,923
Expenses:
Research and development	1,227,495	2,005,813	5,640,041	7,723,184
General and administrative	2,576,187	1,600,986	6,987,313	9,266,218
In-process research and development (See Note 13)	—	8,012,154	—	8,012,154
Impairment loss on fixed assets	1,187,305	—	1,187,305	—
	4,990,987	11,618,953	13,814,659	25,001,556
Income (loss) before other income	1,962,916	(10,701,480)	(4,414,262)	(20,162,633)
Other income:
Interest income	102,348	215,345	242,311	1,023,921
Other income, net	28,316	—	66,677	219,229
Gain on warrant derivative liability	544,040	—	544,040	—
Equity in loss of unconsolidated subsidiary	—	(1,344,372)	—	(3,857,227)
Gain on sale of unconsolidated subsidiary shares	1,224,951	—	1,224,951	—
Minority interest in losses of subsidiary	—	—	—	88,374
Net income (loss) before income taxes	3,862,571	(11,830,507)	(2,336,283)	(22,688,336)
Provision (benefit) for income taxes	—	(485,000)	—	(827,000)
Net income (loss)	3,862,571	(12,315,507)	(2,336,283)	(23,515,336)
Deemed dividend for anti-dilution adjustment made to stock warrants	—	—	—	(756,954)
Net income (loss) applicable to common stockholders	$3,862,571	$(12,315,507)	$(2,336,283)	$(24,272,290)

Basic net income (loss) per share	$0.04	$(0.14)	$(0.02)	$(0.27)

Weighted average shares outstanding	104,118,353	91,106,215	96,977,544	90,719,685

Diluted net income (loss) per share	$0.04	$(0.14)	$(0.02)	$(0.27)

Diluted weighted average shares outstanding	105,766,094	91,106,215	96,977,544	90,719,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,336,283)	$(23,515,336)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	451,383	442,282
Impairment loss on fixed assets	1,187,305	—
Fair value adjustment on warrant liability	(544,040)	—
Equity in loss of unconsolidated subsidiary	—	3,857,227
Minority interest in loss of subsidiary	—	(88,374)
RXi common stock transferred for services	—	244,860
Gain on sale of shares of unconsolidated subsidiary	(1,224,951)
Non-cash earned on short-term investments	—	(48,452)
Non-cash gain on transfer of RXi common stock	—	(226,579)
Non-cash expense for in-process research and development acquired	—	8,012,154
Expense related to employee and non-employee stock options	2,210,553	1,605,776
Net change in operating assets and liabilities	(8,926,632)	(5,831,894)
Total adjustments	(6,846,382)	7,967,000
Net cash used in operating activities	(9,182,665)	(15,548,336)

Cash flows from investing activities:
Purchase of short-term investments	(27,750,000)	—
Purchases of equipment and furnishings	(178,426)	(963,999)
Cash paid related to acquisition of Innovive	—	(3,689,769)
Deconsolidation of subsidiary	—	(10,359,278)
Proceeds from sale of shares of unconsolidated subsidiary	1,224,951
Proceeds from sale of fixed assets	44,500	10,000,000
Net cash used in investing activities	(26,658,975)	(5,013,046)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	293,083	976,808
Common stock issued in accordance with the registered direct offering	18,273,568	—
Net cash provided by financing activities	18,566,651	976,808

Net decrease in cash and cash equivalents	(17,274,989)	(19,584,574)
Cash and cash equivalents at beginning of period	25,041,772	50,498,261
Cash and cash equivalents at end of period	$7,766,783	$30,913,687

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$113,372	$1,023,921
Cash paid during the period for income taxes	$—	$195,000

The accompanying notes are an integral part of these condensed consolidated financial statements. See supplemental information on the following page.

Supplemental schedule of non-cash investing and financing activities:

On September 19, 2008, CytRx Corporation (the “Company”) acquired Innovive Pharmaceuticals, Inc. in a merger transaction accounted for as an asset acquisition.  See Note 13 below.  The fair value of Innovive’s assets and liabilities at September 19, 2008, in millions of dollars, are presented below:

In-process research and development	$8.0
Leasehold interests	.1
Prepaid expenses	.3
Accounts payable	(6.1)
Net assets acquired through issuance of common stock	$2.3

As a result of the March 11, 2008 distribution by the Company to its stockholders of approximately 36% of the outstanding shares of RXi Pharmaceuticals Corporation, the Company deconsolidated that previously majority-owned subsidiary. As part of the transaction, the Company deconsolidated $3.7 million of total assets and $4.6 million of total liabilities of RXi.

In connection with applicable antidilution adjustments to the price of certain outstanding warrants, the Company recorded a deemed dividend of approximately $0.8 million in the nine months ended September 30, 2008. The deemed dividend was recorded as a charge to accumulated deficit and a corresponding credit to additional paid-in capital.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics. CytRx’s drug development pipeline includes three product candidates in current or planned clinical development for cancer indications, including studies of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to its core oncology programs, the Company is developing treatments for neurodegenerative and other disorders based upon its small-molecule molecular chaperone amplification technology. Apart from its drug development programs, CytRx currently holds a 36% equity interest in RXi Pharmaceuticals Corporation, or RXi (NASDAQ: RXII).

On September 19, 2008, CytRx completed its merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage oncology product candidates, including tamibarotene. As a result of the merger, Innovive became a wholly owned subsidiary of CytRx. On December 30, 2008, CytRx merged the former Innovive subsidiary into CytRx.  Prior to its acquisition of Innovive, CytRx was focused on developing human therapeutics based primarily upon its small-molecule molecular chaperone amplification technology, including arimoclomol for amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s Disease, and for stroke recovery, and iroxanadine for diabetic foot ulcers and other potential indications.  After acquiring Innovive, CytRx redirected its efforts to developing Innovive’s former lead oncology product candidates, tamibarotene for APL, INNO-206 for small cell lung cancer (“SCLC”), and other solid tumor cancers, and bafetinib, which the Company believes hold greater near-term revenue potential.  CytRx’s current business strategy is to enter the next stage of clinical development with arimoclomol for ALS, while seeking one or more strategic partnerships for the further development of arimoclomol and iroxanadine.

To date, the Company has relied primarily upon sales of its equity securities and upon proceeds received upon the exercise of options and warrants and, to a much lesser extent, upon payments from its strategic partners and licensees, to generate funds needed to finance its business and operations. See Note 8 below.

In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any developments funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to the Company. Management has concluded that due to the research and development components of the transaction that it is properly accounted for under ASC 730-20 (previously SFAS No. 68, Research and Development Arrangements (“SFAS No. 68”)). Accordingly, the Company has recorded the value received under the arrangement as deferred revenue and will recognize service revenue using the proportional performance method of revenue recognition, meaning that service revenue is recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments.  Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, the Company was released from all restrictions on the use of any proceeds previously paid to the Company in connection with the arrangement.  As a result, the Company recognized $6.7 million as service revenue in the third quarter of 2009, which represents the remaining deferred revenue or the previously un-recognized portion of the value received.

The accompanying condensed consolidated financial statements at September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2008 have been derived from the Company’s audited financial statements as of that date.

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

2.  Recent Accounting Pronouncements

In December 2007, the FASB issued guidance which is now part of ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 ” (formerly Statement of Financial Accounting Standards (SFAS) 160,  Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted this guidance on January 1, 2009, the beginning of our fiscal year 2009, which had no impact on our consolidated financial statements.

In March 2008, the FASB issued guidance ASC 815-10 (formerly Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now part of ASC 350-30 General Intangibles Other than Goodwill (previously Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Asset)s, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The Position will be effective for fiscal years beginning after December 15, 2008 and will only apply prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. The adoption of SFAS No. 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued revised guidance on Convertible Debt Instruments.  The revised guidance which is now part of  ASC 470-20 (formerly Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”)). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  FSP No. APB 14-1 is effective for us as of January 1, 2009. The adoption of FSP No. APB 14-1 did not have an impact on our consolidated financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (formerly EITF (Emerging Issues Task Force) 07-05), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-05 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2009.

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

In April 2009, the FASB issued guidance which is now part of ASC 825-10 Financial Instruments (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1).  This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009. The adoption of SFAS 107-1 and APB 28-1 did not have an impact on the Company’s financial statements.

      In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 as required.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010.  The Company does not expect that the adoption of SFAS 166 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Company’s financial statements.

Fair Value Measurements—The Company adopted new guidance which is now part of ASC 820-10 (formerly Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157), Fair Value Measurements (“FAS 157”), effective January 1, 2008.  SFAS 157 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements.  The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.  Beginning January 1, 2008, assets and liabilities recorded at fair value in consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs, as defined by SFAS 157, are as follows:

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
The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,760,483	$—	$—	$7,760,483
Short term investments	27,750,000	—	—	27,750,000
Warrant Liability	—	3,483,566	—	3,483,566

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financing. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718 (previously SFAS 123R). See Warrant Liabilities below.

3.  Short-term Investments

The Company held $27.75 million of short-term investments as at September 30, 2009.  The Company has classified these investments as held-to-maturity.  These investments are comprised of six accounts detailed as follows: $6 million with a maturity date of October 1, 2009; $1.75 million with a maturity date of October 1, 2009; $5 million with a maturity date of October 29, 2009; $5 million with a maturity date of January 28, 2010; $5 million with a maturity date of April 1 2010; and $5 million with a maturity date of July 29, 2010.

4. Assets Held for Sale

In May 2009, the Company substantially completed the initial phase of its new-drug discovery research at its laboratory facility in San Diego, California. The Company concluded that it will conduct its research and development activities through third parties for the foreseeable future. The Company is in the process of seeking to sublet the laboratory facility and sell the laboratory equipment.  During the current quarter the fixed assets related to the San Diego lab have been re-allocated from Equipment and Furnishings to Assets Held for Sale and have been written down to their estimate net realizable value as of September 30, 2009, which resulted in a charge of $1.2 million for the current quarter. In November 2009, the Company signed sublease agreements with two parties to sublet the facility for the remainder of the term of the lease, which expires in October, 2010.  The company recognized an onerous lease accrual of $254,000 as of September 2009.

5.  Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share has computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants of 21.3 million and 17.6 million shares for the three month periods ending September 30, 2009 and 2008 respectively were excluded from the computation of diluted loss per share where the effect would be anti-dilutive. Potentially dilutive stock options and warrants of 23 million and 17.6 million shares for the nine month periods ended September 30, 2009 and 2008, were excluded from the computation of diluted loss per share where the effect would be anti-dilutive.

In March 2008, the Company recorded a deemed dividend of approximately $0.8 million in connection with applicable antidilution adjustments to the terms of certain outstanding warrants to purchase common stock. The deemed dividend is reflected as an adjustment to net (loss) for the first quarter of 2008 to arrive at net (loss) applicable to common stockholders on the consolidated statements of operations and for purposes of calculating basic and diluted net income (loss) per share.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing.  In accordance with the guidance which is now ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed and Potentially Settled in a Company’s Own Stock), the warrant liabilities are being marked to market each quarter-end until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718 (previously SFAS 123R).  The gain or loss resulting form the marked to market calculation is shown on the Consolidated Statements of Operations as Gain on warrant derivative liability.  The Company recognized a gain of $544k during the current quarter.

7.  Stock Based Compensation

CytRx Corporation

The Company has a 2000 Long-Term Incentive Plan under which an aggregate of 10 million shares of common stock were originally reserved for issuance.  As of September 30, 2009, there were approximately 6.7 million shares subject to outstanding stock options and approximately 1.3 million shares available for future grant under the plan.

On July 1, 2009, the Company’s stockholders adopted a new 2008 Stock Incentive Plan under which 10 million shares of common stock were reserved for issuance.  As of September 30, 2009, there were 350,000 shares subject to outstanding stock options under the plan.

The Company’s stock-based employee compensation plans are described in Note 12 to its financial statements contained in its Annual Report on Form 10-K filed for the year ended December 31, 2008.

The Company has adopted the provisions of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 718 (previously SFAS No. 123(R)), ASC 505-50 (previously Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”)), Accounting  for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and ASC 505 (previously EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees), as amended.

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

At the 2009 Annual Meeting of Stockholders held on July 1, 2009, the Company’s stockholders approved an amendment to the Company’s 2000 Long-Term Incentive Plan to allow for a one-time stock option re-pricing program for employees and officers.  Pursuant to the re-pricing program, 3,265,500 eligible stock options held by ten eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of CytRx’s common stock as reported on the Nasdaq Capital Market on the July 1, 2009 completion date of the re-pricing program, and to impose a new option vesting schedule.  None of the amended options vested immediately.  To the extent a participating employee’s or officer’s eligible options were vested on the amendment date, the amended options will vest, in full, on December 31, 2009, so long as the employee or officer remains in the Company’s employ through that date. To the extent a participating employee’s or officer’s eligible options were unvested as of July 1, 2009, the original scheduled vesting will be suspended until December 31, 2009 and will resume after that date, so long as the employee or officer remains in the Company’s employ through such date.

ASC 718 (previously SFAS No. 123(R)) requires the re-pricing of equity awards to be treated as the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess of the fair value of the modified award determined in accordance with the provisions of ASC 718 over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. ASC 718 provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period.  The information presented below as of September 30, 2009 reflects the Company’s stock option re-pricing program.

The following table sets forth the total stock-based compensation expense (recovery) resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development — employee	$136,870	$187,000	$504,885	$540,000
General and administrative — employee	719,801	365,000	1,291,913	972,000
Total employee stock-based compensation	$856,671	$552,000	$1,796,798	$1,512,000

Research and development — non-employee (recovery)	$20,575	$—	$39,088	$(422,000)

During the first nine months of 2009, the Company issued stock options to purchase 450,000 shares of its common stock (excluding all re-priced options). The fair value of the stock options granted in the nine-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	1.90% - 2.86%	2.72% – 3.84%
Expected volatility	93.3% - 97.9%	93.8% – 96.8%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the nine-month periods ended September 30, 2009 and 2008, the Company used a calculated volatility for each grant. The Company’s computation of expected lives was estimated using the simplified method provided for under ASC 718 (previously  Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”)), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the nine-month periods ended September 30, 2009 and 2008, the Company has estimated an annualized forfeiture rate of 16% and 10%, respectively, for options granted to its employees, 3% and 1%, respectively, for options granted to senior management and 0% for each period for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At September 30, 2009, there remained approximately $1.6 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 0.94 years. Presented below is the Company’s stock option activity (excluding re-priced options):

	Nine Months Ended September 30, 2009
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	6,409,940	995,000	7,404,940	$1.84
Granted	450,000	—	450,000	$0.81
Exercised	(8,333)	—	(8,333)	$0.37
Forfeited or Expired	(722,183)	—	(722,183)	$2.45
Outstanding at September 30, 2009	6,129,424	995,000	7,124,424	$1.18
Options exercisable at September 30, 2009	4,674,146	520,091	5,194,237	$1.30

A summary of the activity for non-vested stock options (excluding re-priced options) as of September 30, 2009 is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2009	2,300,100	550,000	2,850,100	$1.51
Granted	450,000	—	450,000	$0.62
Forfeited or expired	(722,183)	—	(722,183)	$2.08
Vested	(572,639)	(75,091)	(647,730)	$2.19
Non-vested at September 30, 2009	1,455,278	474,909	1,930,187	$0.86

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at September 30, 2009:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 - 1.00	2,097,607	7.94	$0.53	1,143,079	7.94	$0.65
$1.01 - 2.00	4,608,483	6.19	$1.22	3,692,681	6.19	$1.24
$2.01 - 3.00	50,000	4.03	$2.35	50,000	4.03	$2.35
$3.01 - 4.00	168,334	7.85	$3.37	151,667	7.85	$3.34
$4.01 - 4.65	200,000	7.55	$4.47	156,810	7.55	$4.51
	7,124,424	6.78	$1.17	5,194,237	6.78	$1.29

There was no aggregate intrinsic value of outstanding options as of September 30, 2009, since the exercise price of the underlying options exceeded the closing fair market value of the Company’s common stock on September 30, 2009 of $1.12.

RXi Pharmaceuticals

RXi has its own stock option plan. RXi accounted for stock option expense in the same manner as CytRx as described above.

As discussed in Note 11, the Company has accounted for its investment in RXi under the equity method since March 2008, and accordingly, the following table sets forth the total stock-based compensation expense for January and February 2008 resulting from RXi stock options that is included in the Company’s unaudited condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2009	2008
Research and development — employee	$—	$28,000
General and administrative — employee	—	369,000
Total employee stock-based compensation	$—	$397,000

Research and development — non-employee	$—	$121,000
General and administrative — non-employee	—	—
Total non-employee stock-based compensation	$—	$121,000

8.      Liquidity and Capital Resources

At September 30, 2009, the Company had cash and cash equivalents of approximately $7.8 million, short-term investments of $27.8 million and held 5,768,881 shares of restricted common stock of RXi Pharmaceuticals Corporation, or RXi, with a market value of $14.1 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, the Company raised approximately $18.3 million, net of fees and expenses, in a registered direct offering, and on September 23, 2009, the Company raised approximately $1.2 million, net of fees, from the sale of 500,000 shares of its common stock of RXi. Management believes that the Company’s current cash on hand, together with its short-term investments and proceeds from possible future shares of RXi common stock, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2009 and the first nine months of 2010 of approximately $14.8 million, which includes approximately $2.0 million for its clinical program for tamibarotene, approximately $2.0 million for its clinical program for INNO-206, approximately $1.1 million for its clinical program for INNO-406, approximately $0.6 million for its activities for arimoclomol, approximately $2.2 million for general operation of its clinical programs, and approximately $6.7 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

The Company anticipates it will take a minimum of three years, and possibly longer, for it to obtain marketing approval and successfully commercializes its current product candidates and generate significant recurring revenue.  The Company will be dependent on future financing and possible asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay or reduce the scope of or eliminate some portion or all of its development programs or clinical trials, license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its RXi shares or other assets or merge with or be acquired by another company. For example, the Company intends to assess periodically the costs and potential commercial value of our new-drug discovery activities. Depending on these assessments, the Company may determine to modify, out-source, partner or suspend these activities.

9.  Equity Transactions

On March 11, 2008, the Company paid a dividend to its stockholders of approximately 36% of the outstanding shares of RXi common stock. In connection with that dividend, the Company adjusted the price of warrants to purchase approximately 10.6 million shares that had been issued in prior equity financings in October 2004, January 2005 and March 2006. The adjustments were made as a result of anti-dilution provisions in those warrants that were triggered by the Company’s distribution of a portion of its assets to its stockholders. The Company accounted for the anti-dilution adjustments as deemed dividends analogous with the guidance in ASC 470 (previously Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio)s, and ASC 470 (previously EITF 00-27, Application of 98-5 to Certain Convertible Instruments), and recorded an approximate $757,000 charge to accumulated deficit and a corresponding credit to additional paid-in capital.

On July 27, 2009, the Company completed a $20.0 million registered direct public offering in which it issued approximately 15.3 million shares of its common stock at a price of $1.31 per share, and warrants to purchase an additional approximately 3.8 million shares of common stock at an exercise price of $1.70 per share. Net of investment banking commissions, advisory fees, legal, accounting and other fees related to the transaction, the Company received proceeds of approximately $18.3 million (without giving effect to any proceeds that may in the future be received by the Company upon exercise of warrants sold in the offering).  Immediately after the sale, the Company had approximately 109.3 million shares of common stock outstanding, without giving effect to the possible exercise of the warrants sold in the offering or any of our other outstanding warrants or stock options.

During the nine-month period ended September 30, 2009, 8,333 options in the Company’s common stock were exercised, and the Company received approximately $3,100 upon their exercise. Warrant holders also exercised their rights to acquire common shares for a total cash consideration of $290,000.

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

On March 11, 2008, the Company distributed to its stockholders approximately 4.5 million shares of RXi common stock, or approximately 36% of RXi’s outstanding shares, which reduced the Company’s ownership to less than 50% of RXi. As a result, the Company began to account for its investment in RXi using the equity method, under which the Company records only its pro-rata share of the financial results of RXi. Because only a portion of RXi’s financial results for 2008 were recorded by the Company under the equity method, the Company’s results of operations for the first three months of 2008 are not directly comparable to results of operations for the same period in 2009. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

11.  Equity Investment in RXi

Management determined that the distribution of RXi common stock to stockholders of the Company in March 2008 represented a partial spin-off of RXi and accounted for the distribution of the RXi common shares at cost. As a result of its reduced ownership in RXi, the Company began to account for its investment in RXi using the equity method, under which the Company records only its pro-rata share of the financial results of RXi. The following table presents summarized financial information for RXi as of September 30, 2009:

Balance Sheet Data (unaudited, in thousands)	September 30, 2009
Current assets	$9,233
Noncurrent assets	401
Current liabilities	2,010
Stockholders’ equity	7,605

At September 30, 2009, the market value of the Company’s 5,768,881 shares of RXi common stock was $14.1 million based on the closing price of RXi common stock on that date.  As the Company accounts for its investment in RXi using the equity method, this value it not reflected on the Company’s balance sheet.  On September 28, 2009 the Company sold 500,000 of the RXi investment for total proceeds of $1.2 million.

12. ALSCRT Amendment

Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, the Company was released from all restrictions on the use of any proceeds previously paid to the Company in connection with the arrangement.  As a result, the Company recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received.

13. Acquisition of Innovive Pharmaceuticals

On September 19, 2008, the Company completed the merger of Innovive with CytRx Merger Subsidiary, Inc., the Company’s wholly owned subsidiary, with Innovive continuing as the surviving corporation. As a result, Innovive became a wholly owned subsidiary of CytRx and changed its name to CytRx Oncology Corporation. Because Innovive was a development stage company, under accounting principles generally accepted in the United States and the SEC regulations, it was not considered a business.  Accordingly, CytRx accounted for the merger in accordance with ASC 350 (previously Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), for transactions other than a business combination.  The initial merger consideration, together with direct costs incurred to effect the merger, were allocated to the individual assets acquired, including identifiable intangible assets and liabilities assumed based on the relative fair value.  No goodwill was recorded.  The Company’s consolidated financial statements reflect these fair values and were not restated retroactively to reflect the historical financial position or results of operations of Innovive. In connection with the merger, the Company recorded a one-time expense for acquired in-process research and development.

14. Subsequent events

Management has evaluated subsequent events, and the impact on the reported results and disclosures through November 9, 2009 which is the date these financial statements were issued and filed with the SEC.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors discussed in this section and under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics. Our drug development pipeline includes three product candidates in current or planned clinical development for cancer indications, including studies of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we are developing treatments for neurodegenerative and other disorders based upon our small-molecule molecular chaperone amplification technology. Apart from our drug development programs, CytRx currently holds a 36% equity interest in RXi Pharmaceuticals Corporation, or RXi (NASDAQ: RXII).

On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage cancer product candidates, including tamibarotene. As a result of the merger, Innovive became a wholly owned subsidiary of CytRx. On December 30, 2008, we merged the former Innovive subsidiary into CytRx.  Prior to our acquisition of Innovive, we were focused on developing human therapeutics based primarily upon our small-molecule molecular chaperone amplification technology, including arimoclomol for amyotrophic lateral sclerosis, which is commonly known as ALS or Lou Gehrig’s disease, and for stroke recovery, and iroxanadine for diabetic foot ulcers and other potential indications.  After acquiring Innovive, we redirected our efforts to developing Innovive’s lead oncology product candidates, tamibarotene for APL, INNO-206 for small cell lung cancer, SCLC, or other solid tumor cancers, and bafetinib, which we believe hold greater near-term revenue potential.  Our current business strategy is to enter the next stage of clinical development with arimoclomol for ALS, while seeking one or more strategic partnerships for the further development of arimoclomol and iroxanadine.

Through February 2008, we owned a majority of the outstanding shares of common stock of RXi. RXi is focused solely on developing and commercializing therapeutic products based upon RNAi technologies for the treatment of human diseases, including neurodegenerative diseases, cancer, type 2 diabetes and obesity. While RXi was majority-owned, our consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “minority interests.” In March 2008, we distributed to our stockholders approximately 36% of RXi’s outstanding shares, which reduced our ownership to less than 50% of RXi. As a result of the reduced ownership, we began to account for its investment in RXi using the equity method, under which we record only our pro-rata share of the financial results of RXi as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations. Because only a portion of RXi’s financial results for 2008 were recorded by us under the equity method, our results of operations for the first nine-months of 2009 are not directly comparable to results of operations for the same period in 2008. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

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

In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to us. We have concluded that due to the research and development components of the transaction that it is properly accounted for under ASC 730-20 (previously Statement of Financial Accounting Standards No. 68, Research and Development Arrangements). Accordingly, we recorded the value received under the arrangement as deferred service revenue and recognized service revenue using the proportional performance method of revenue recognition, meaning that service revenue was recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjusted our estimates of expense incurred for this research and development on a quarterly basis.

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

Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. We recognized $0.9 million of service revenue related to the ALSCRT transaction for the same quarter in 2008.  For the nine-month periods ended September 30, 2009 and 2008, we recognized approximately $9.1 million and $4.8 million, respectively, of service revenue related to this transaction.

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

Research and development expenses include costs of our drug discovery research activities previously conducted at our San Diego laboratory.  In May 2009, we substantially completed the initial phase of those activities and announced that we will conduct any research and development activities through third parties for the foreseeable future. We recently decided to sublet our laboratory facility and sell the lab equipment. The fixed assets available for sale have been re-allocated from Equipment and Furnishings to Assets Held for Sale and have been written down to their net realizable value as at September 30, 2009. In November, 2009, we signed sublease agreements with two parties to sublet the facility for the remainder of the term of the lease, which expires in October, 2010.

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

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. ASC 718 (previously SFAS 123(R), Share-Based Payment), requires the recognition of compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. We adopted ASC 718 (previously SFAS 123(R)) using the modified-prospective method and use the Black-Scholes valuation model for valuing share-based payments. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with ASC 505-50 (previously Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”)), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and ASC 505-50 (previously EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended).

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

Impairment of Long-Lived Assets

We review long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results we may be required to record an impairment charge.  The fixed assets, from our San Diego laboratory and the molecular library, available for sale have been re-allocated from Equipment and Furnishings to Assets Held for Sale and have been written down to their estimated net realizable value at September 30, 2009.

Net Income (Loss) Per Share

Basic net income (loss) per common share has computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants of 21.3 million and 17.6 million shares for the three month periods ending September 30, 2009 and 2008 respectively were excluded from the computation of diluted loss per share where the effect would be anti-dilutive. Potentially dilutive stock options and warrants of 23 million and 17.6 million shares for the nine month periods ended September 30, 2009 and 2008, were excluded from the computation of diluted loss per share where the effect would be anti-dilutive.

In connection with the dividend of 36% of the outstanding shares of RXi paid to our stockholders on March 11, 2008, we recorded a deemed dividend of $0.8 million. The deemed dividend was reflected as an adjustment to net income (loss) for the first quarter of 2008, to arrive at net loss income (loss) applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted net income (loss) per share.

Warrant  Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718 (formerly SFAS 123R). The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain on warrant derivative liability.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At September 30, 2009, we had cash and cash equivalents of approximately $7.8 million, short-term investments of $27.8 million and held 5,768,881 shares of restricted common stock of RXi with a market value of $14.1 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, we raised approximately $18.3 million, net of fees and expenses, in a registered direct offering, and on September 23, 2009, we raised approximately $1.2 million, net of fees, from the sale of 500,000 shares of common stock of RXi. Management believes that our current cash on hand, together with our short-term investments and proceeds from possible future sales of RXi shares, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2009 and the first nine months of 2010 of approximately $14.9 million, which includes approximately $2.0 million for our clinical program for tamibarotene, approximately $2.0 million for our clinical program for INNO-206, approximately $1.1 million for our clinical program for INNO-406, approximately $0.6 million for our activities for arimoclomol, approximately $2.3 million for general operation of our clinical programs, and approximately $6.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

We anticipate it will take a minimum of three years, and possibly longer, for us to obtain marketing approval and successfully commercializes our current product candidates and generate significant recurring revenue. We will be dependent on future financing and possible asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials, license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our RXi shares or other assets or merge with or be acquired by another company. For example, we intend to assess periodically the costs and potential commercial value of our new-drug discovery activities. Depending on these assessments, we may determine to modify, out-source, partner or suspend these activities.

We realized net income in the quarter ended September 30, 2009 of $3.9 million as compared to net loss of $12.3 million in the comparative quarter ended September 30, 2008, or a difference of $16.0 million. Service revenues in the quarter increased by $6.0 million due to the revenue recognition from the amendment of the ALSCRT arrangement discussed previously. Our research and development expenditures were approximately $0.7 million lower in the current quarter as compared to the quarter ended September 30, 2008, due to the reduction in our arimoclomol clinical development expenses caused by the FDA’s clinical hold on our clinical trial. The 2008 comparative period included an in-process research and development expense of $8.0 million, resulting from the purchase of Innovive and a loss of $1.3 million for the equity in loss of our unconsolidated subsidiary, RXi.  In 2009 we did not recognize a corresponding loss, since the carrying amount of our investment in RXi was reduced to zero in the third quarter of 2008.  In the quarter ended September 30, 2009, we recognized a gain on warrant derivative liability of $0.5 million and a gain of $1.2 million resulting from the sale of 500,000 RXi shares, which was offset by an impairment loss on our laboratory equipment of $1.2 million.  We had no similar items in the 2008 comparative period.

In the nine-month period ended September 30, 2009, we used $26.7 million of cash in investing activities, compared to $5.0 million used in the comparable 2008 period. The 2008 period included net funds provided in the three months ended March 31, 2008 attributable to RXi’s conversion of short-term investments to cash equivalents. The 2008 period also included $3.7 million in cash paid related to the acquisition of Innovive. In 2009, the Company purchased $27.8 million in short-term investments, which was primarily cash received from the issuance of common shares and the sale of RXi shares. We do not expect any significant capital expenditures spending during the next 12 months.

Cash provided by financing activities in the nine months ended September 30, 2009 of $18.6 million was as a consequence of the registered direct offering and $0.3 million from the exercise of warrants.  The 2008 period consisted of $1.0 million of funds received from the exercise of stock options and warrants.  We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, sales of RXi shares, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying consolidated financial information may not necessarily be indicative of future operating results or future financial condition.

We expect to incur significant losses for the foreseeable future, and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

We recorded a net income applicable to common stockholders of approximately $3.9 million and a net loss of $2.4 million for the three-month and nine-month periods ended September 30, 2009, respectively, as compared to net losses of $12.3 million and $24.3 million, respectively, for the same periods in 2008.

We recognized $7.0 million and $9.4 million of revenue for the three-month and nine-month periods ended September 30, 2009, respectively, and $0.9 million and $4.8 million, respectively, for the same periods in 2008. These revenues relate to our $24.3 million sale to the ALSCRT of a one percent royalty interest in worldwide sales of arimoclomol in August 2006 and licensing fees. Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2009, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Research and development expenses	$1,017	$1,671	$4,712	$7,020
Non-cash research and development expenses (recovery)	20	—	39	(243)
Employee stock option expense	137	187	505	568
Depreciation and amortization	53	148	384	378
	$1,227	$2,006	$5,640	$7,723

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during the three-month and nine-month periods ended September 30, 2009 relate to our various development programs.  Research and development expenses for the nine-month period ended September 30, 2008 also included RXi’s expenses of approximately $0.6 million for the months of January and February 2008. In the three-month period ended September 30, 2009, the development costs of our program for tamibarotene were $0.2 million, the costs of our program for INNO-206 were $0.1 million, and the cost of operations in our former research laboratory was $0.7 million.

As compensation to our consultants and in 2008 to members of RXi’s scientific advisory board, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. This resulted in a recovery of expenses of $0 and approximately $243,000 respectively, in the three-month and nine-month periods ended September 30, 2008. We recorded $0.1 million and $0.6 million of employee stock option expense both during the three-month and nine-month periods ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
General and administrative expenses	$1,640	$1,904	$5,254	$7,673
Non-cash general and administrative expenses	194	(690)	374	189
Employee stock option expense	720	365	1,292	1,340
Depreciation and amortization	22	22	67	64
	$2,576	$1,601	$6,987	$9,266

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.6 million and $5.2 million for the three-month and nine-month periods ended September 30, 2009, respectively, as compared to $1.9 million and $7.7 million during the same periods in 2008. General and administrative expenses decreased by $0.3 million in the third quarter of 2009 as compared to 2008, primarily as a result of a reduction of personnel in 2009 compared to 2008.  Additionally, there was a reduction in professional fees and consulting fees of approximately $0.1 million in 2009 as compared to the comparable period in 2008.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.7 million in the three-month period ended September 30, 2009, which included approximately $0.5 million of expense resulting from the re-pricing of stock options, as compared to $0.4 million of employee stock option expense during the three-month period ended September 30, 2008. We incurred stock-based compensation expense of $1.3 million and $1.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Depreciation and Amortization

The depreciation expense reflects the depreciation of our equipment and furnishings and the amortization expenses related to our molecular library, which was placed in service in March 2005.   The fixed assets, from our San Diego laboratory and the molecular library, available for sale have been re-allocated from Equipment and Furnishings to Assets Held for Sale and have been written down to their estimated net realizable value at September 30, 2009.

Interest Income

Interest income was $0.1 and $0.2 million, respectively, for the three-month and nine-month periods ended September 30, 2009, compared to $0.2 million and $1.0 million, respectively, for the same periods in 2008. The difference between periods is attributable primarily to the reduced amount of cash on hand during 2009 compared to 2008, as well as a decline in interest rates.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month ended September 30, 2009, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period covered by this Report, we issued a total of 250,000 shares of our common stock in unregistered sales of our equity securities. The 250,000 shares were issued to three warrant holders in connection with the exercise of outstanding common stock purchase warrants upon the payment of a warrant exercise price of $1.16 per share.  The warrants were issued by us in private placements exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act. The issuance of the foregoing shares of common stock upon exercise of the warrants also was exempt from registration under Section 4(2) and Regulation D.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: November 9, 2009	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
4.1(a)	Securities Purchase Agreement, dated July 24, 2009, by and among CytRx Corporation and the purchasers listed on the signature pages thereto
4.2(a)	Form of Common Stock Purchase Warrant to be issued by CytRx Corporation to purchasers under the Securities Purchase Agreement
10.1*	Employment Agreement dated October 12, 2009 between CytRx Corporation and Daniel Levitt, M.D., Ph.D.
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

*           Indicates a management contract or compensatory plan or arrangement

(a)           Incorporated by reference to the CytRx Corporation Current Report on Form 8-K filed on June 27, 2009.