Form 10-K
period 2009-12-31
CYTRX CORP
filed 2010-03-15
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
R	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

£	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-15327

CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11726 San Vicente Blvd, Suite 650,
Los Angeles, California	90049
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 826-5648

________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Capital Market
Series A Junior Participating Preferred Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Securities Act Rule 405). Yes £ No R

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes £ No R

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes R No £

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes £ No £

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. R

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer £	Accelerated filer R	Non-accelerated filer £	Smaller reporting company £
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes £ No R

Based on the closing price as reported on The Nasdaq Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $102.0 million.  Shares of common stock held by directors and executive officers and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant.  This is not necessarily determinative of affiliate status for other purposes.  The number of outstanding shares of the Registrant's common stock as of March 12, 2010 was 108,908,105, exclusive of treasury shares.

CYTRX CORPORATION
2009 ANNUAL REPORT ON FORM 10-K

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

COMPANY OVERVIEW

We are a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development pipeline includes clinical development of three product candidates for cancer indications, including three planned Phase 2 clinical trials for INNO-206 as a treatment for pancreatic cancer, gastric (stomach) cancer and soft tissue sarcomas, two Phase 2 proof-of-concept clinical trials with bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia, or B-CLL, and patients with glioblastoma multiforme, and a registration study of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we are developing two drug candidates based on our molecular chaperone regulation technology.  Our current business strategy for our molecular chaperone regulation technology is to seek one or more strategic partnerships, or a possible spin-out transaction. Apart from our drug development programs, we currently maintain a 36% equity interest in our former subsidiary, RXi.

We are a Delaware corporation, incorporated in 1985.  Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648.

OUR PRODUCT CANDIDATE PIPELINE

The following tables summarize our product candidates and their current or planned stage of development:

Technology	Product Candidate	Indication(s)	Stage of Development

Doxorubicin prodrug	INNO-2006	Pancreatic cancer	Phase II (1H10)
		Gastric (stomach) cancer	Phase II (2H10)
		Soft tissue sarcomas	Phase II (2H10)
Tyrosine kinase inhibitor	Bafetinib	B-CLL	Phase II (1H10)
		Glioblastoma Multiforme	Phase II (2H10)
Synthetic retinoid	Tamibarotene	APL (acute promyelocytic leukemia)	Pivotal Phase II
Molecular chaperone regulation	Arimoclomol	ALS (amyotrophic lateral sclerosis, or Lou Gehrig’s disease)	Phase II
Molecular chaperone regulation	Iroxanadine	Several potential indications	Phase I

OUR CLINICAL DEVELOPMENT PROGRAMS

Our current clinical development programs consist of our efforts to develop INNO-206 for gastric (stomach) cancer, pancreatic cancer and soft tissue sarcomas, bafetinib for B-CLL and glioblastoma multiforme, tamibarotene for APL, and our molecular chaperone regulation program, which includes a planned Phase II clinical study of arimoclomol in ALS.

INNO-206.  INNO-206 (formerly DOXO-EMCH) is a prodrug of the commonly prescribed chemotherapeutic agent doxorubicin. Specifically, it is the (6-Maleimidocaproyl) hydrazone of doxorubicin. Essentially, this chemical is doxorubicin (DOXO) attached to an acid sensitive linker (EMCH).

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

Our anticipated mechanism of action for INNO-206 is as follows:

•	after administration, INNO-206 rapidly binds circulating albumin through the EMCH linker;

•	circulating albumin preferentially accumulates in tumors, bypassing uptake by other non-tumor sites, including the heart, bone marrow and the gastrointestinal tract;

•	once albumin-bound INNO-206 reaches the tumor, the acidic environment of the tumor causes cleavage of the acid sensitive linker; and

•	free doxorubicin is released at the site of the tumor and is taken up by the cancer cells.

Pre-clinical data.  In a variety of preclinical models, INNO-206 was superior to doxorubicin in its ability to increase the total doxorubicin dose, antitumor efficacy, and safety, including a reduction in cardiotoxicity. Animal studies conducted by INNO-206 inventor Dr. Felix Kratz, Department of Medical Oncology, Clinical Research, at the Tumor Biology Center in Freiburg, Germany, demonstrated statistically significant efficacy against breast, ovarian, pancreatic and small cell lung cancers growing in immunodeficient mice.

Clinical data.  A Phase I study of INNO-206 that demonstrated safety and objective clinical responses in a variety of tumor types was completed in 2005 and presented at the March 2006 Krebskongress meeting in Berlin. In this study, single doses were administered every 3 weeks at up to six times the standard dosing of doxorubicin without an increase in side effects over those historically observed with doxorubicin. Twenty-three of 35 evaluable patients had either an objective clinical (partial) response or stable disease. Objective clinical responses were observed in patients with sarcoma, breast, and lung cancers.

Development Plan.  Based on the objective clinical responses seen in the Phase I study, and preclinical data, we intend to initiate three Phase 2 clinical trials in 2010 of INNO-206 in patients with pancreatic cancer, gastric cancer and soft tissue sarcomas.

Bafetinib.  Bafetinib (formerly INNO-406) is a novel drug developed by the Japanese pharmaceutical company Nippon Shinyaku, to overcome the limitations of Gleevec and second-line tyrosine kinase inhibitors in resistant chronic myelogenous leukemia, or CML. We have announced plans to develop bafetinib as a treatment for B-cell chronic lymphocytic leukemia (B-CLL) and glioblastoma multiforme (GBM), due to the potent and specific inhibitory properties of bafetinib against Lyn kinase, which is overexpressed in both B-CLL and GBM.

Bafetinib for the Treatment of B-CLL.  B-CLL is the most common form of leukemia in adults in Western countries. More than 17,000 new cases of B-CLL are reported in the United States each year; however up to an estimated 40% of cases may not be reported due to under-diagnosis and lack of placement in cancer registries. Virtually all patients are older than 55 years at presentation, with an average age of 70 years. Patients in the high-risk B-CLL classification have a median overall survival of one to five years.

Pre-clinical Data.  In mice-leukemia models, bafetinib has been shown to markedly extend the survival of animals implanted with Gleevec-resistant leukemic cells. In toxicology studies done in mice, rats, and dogs, bafetinib appeared to be safe and well-tolerated.  A dose described in dogs at which no side effects were seen was used to calculate the starting dose in humans for our recently completed clinical trial.

Phase I Study.  In November 2008, we announced that bafetinib demonstrated clinical responses in patients with CML in a Phase I clinical trial conducted in patients with CML and other leukemias that have a certain mutation called the Philadelphia Chromosome (Ph+) and are intolerant of or resistant to Gleevec and, in some cases, second-line tyrosine kinase inhibitors such as dasatinib (Sprycel®) and nilotinib (Tasigna®)). The clinical trial was designed to identify the optimal dose for possible future studies by escalating doses from 30 mg once per day to up to 480 mg twice per day in a total of 56 patients with Ph+ leukemias. Of the patients, 31 had CML in chronic phase (CML-CP), nine were in accelerated phase (CML-AP), seven were in blast phase (CML-BP), and nine had Ph+ acute lymphocytic leukemia. The clinical trial was conducted at seven clinical sites in the US, Germany, and Israel, with Hagop Kantarjian, M.D., Professor & Chairman, Department of Leukemia, The University of Texas, M.D. Anderson Cancer Center, serving as the Principal Investigator.  A positive, dramatic decrease in the number of leukemia cells in the bone marrow was seen in 35% of the patients that were randomly chosen to begin their treatment with the optimal bafetinib dose of 240 mg twice per day.

The maximum tolerated dose was determined to be 240 mg given twice per day, based on evidence of increasing potential liver toxicity at higher doses. Common adverse events (observed in greater than 20% of patients in the 240 mg twice per day dose group) were gastrointestinal toxicity, swelling, and fatigue. There was no evidence of fluid accumulating around the lungs, or significant changes in a certain heart rhythm called QTc prolongation, which are serious side effects known to occur in patients treated with approved drugs for this indication. Approximately 13% of patients across all dose groups discontinued dosing due to unacceptable toxicity.

Development Plan.  We recently announced plans to initiate in the first half of 2010 a Phase 2 proof-of-concept clinical trial to evaluate the efficacy and safety of bafetinib in patients with B-CLL.  In the planned Phase 2 trial, approximately 20 patients who have failed treatment with first-line agents will be administered daily oral doses of bafetinib. Patients will be monitored for clinical response, time to disease progression and cancer progression-free survival. Based on trial results, we plan to conduct a larger comparative trial to further determine efficacy of this agent.  We also plan to initiate a clinical Phase 2 proof of concept clinical trial with bafetinib as a treatment for glioblastoma multiforme, a common and aggressive type of primary brain tumor, in the second half of 2010.

Tamibarotene.  Tamibarotene is an orally available, synthetic retinoid rationally designed to overcome resistance and avoid toxic side effects of differentiation therapy with all-trans retinoic acid, or ATRA, a component of the current first-line treatment for APL.

Tamibarotene for the treatment of APL.  Acute promyelocytic leukemia, or APL, is a specific type of acute myeloid leukemia characterized by the t(15;17) translocation, which fuses the promyelocytic leukemia, or PML, gene on chromosome 15 to the retinoic acid receptor, or RARa gene on chromosome 17. This fusion causes abnormal cell growth.

Differentiation therapy with ATRA, is the basis for the treatment of APL. Differentiation therapy causes leukemic promyelocytes to mature and undergo cell death. Patients typically receive ATRA in combination with chemotherapy as the initial therapy, followed by anthracyline-based consolidation therapy designed to produce complete remission. The majority of patients treated this way generally experience a complete remission of disease. Current National Comprehensive Cancer Network guidelines recommend that patients then undergo one to two years of maintenance therapy with ATRA to prevent a recurrence. ATRA therapy is associated with several toxicities, the most serious of which, retinoic acid syndrome, or RAS.  RAS, which occurs in up to 25% of patients treated with ATRA, is a serious and potentially fatal complication characterized by fever, dyspnea (breathing difficulties), weight gain, pulmonary infiltrates (abnormal accumulation in the lungs), and pleural or pericardial effusions (excess fluid around the lungs or heart).

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

Tamibarotene was developed to overcome resistance to ATRA. In vitro, tamibarotene is approximately ten times more potent than ATRA at causing APL cells to differentiate and die. In addition, tamibarotene has a lower affinity for cellular retinoic acid binding protein, or CRABP, which we believe should allow for sustained plasma levels during administration. This may enhance tamibarotene’s potential efficacy, because patients may be able to experience benefits from the drug over a longer period of time. Tamibarotene does not bind the RAR-g receptor, the major retinoic acid receptor in the dermal epithelium, which should lessen the occurrence of skin toxicities.

Pre-clinical data.  In preclinical models, tamibarotene was superior to ATRA in its ability to cause APL cells to differentiate and die. In the clinical setting, in vitro response to tamibarotene appeared predictive of clinical response, including activity in patients who had a poor response to ATRA.

Clinical data.  Tamibarotene is approved in Japan under the brand name Amnolake for use in relapsed or refractory APL. The approval was based on data from two studies in Japanese patients. In the pivotal study, the effectiveness of orally administered tamibarotene was administered to 42 patients with APL, 39 of whom were evaluable for response.  Patients included individuals who had never received treatment for APL and patients who had been previously treated with ATRA. Tamibarotene was administered orally at a dose of 6 mg/m2/day for eight weeks. The overall complete response rate in these patients was 61.5%. In patients who had a recurrence of APL following ATRA therapy, the response rate was 81%. RAS was reported in three patients, or 7.3% of the patient group.

Development Plan.  There is currently a Special Protocol Assessment (SPA) in place with the FDA for a Phase 2 registration clinical trial, known as STAR-1, which is evaluating the efficacy and safety of tamibarotene as a third-line treatment for APL. The STAR-1 trial is ongoing and currently includes six clinical sites in the U.S.  We recently reported that, of the 11 patients enrolled in the STAR-1 trial to date, three (27%) achieved a hematologic complete response, and four (36%) a morphologic leukemia-free state.  Depending on the trial’s outcome, this study, in combination with the data from the two Japanese studies, could form the basis of a new drug application, or NDA.

In addition, we have announced plans to develop tamibarotene, in combination with chemotherapy or arsenic trioxide (ATO), as a first-line treatment for APL. We have received favorable reviews on tamibarotene as a potential treatment for APL from key opinion leaders and have been working with notable clinicians in this field on trial design.

Among other preparatory activities, in September 2009, we initiated a dose escalation clinical trial with tamibarotene combined with TRISENOX® (arsenic trioxide) injection (marketed by Cephalon, Inc.) in patients with relapsed APL. An objective of this trial is to determine the appropriate combination therapy dose for evaluation as a potential first-line treatment for APL.

Arimoclomol. Arimoclomol is an orally-administered small-molecule product candidate that we believe functions by stimulating a normal cellular protein repair pathway by amplifying molecular chaperone proteins implicated in neurological disorders.

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

•	in June 2007, we completed a multiple ascending-dose clinical trial of safety and tolerability involving 40 healthy volunteers; and

•	in November 2007, we completed a 28-day safety clinical trial with 400 mg of arimoclomol three times daily involving 16 healthy volunteers.

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

Phase IIb efficacy trial. In December 2009, the FDA accepted a revised protocol for an ascending dose efficacy trial to evaluate the safety and efficacy in ALS patients at up to 400 mg administered orally three times daily. The clinical trial protocol accepted by the FDA is a tiered, placebo-controlled, double-blind ascending dose study. The study is designed to test progressive groups, each with between 20 and 30 ALS patients over a three-month treatment period. Fifteen patients would receive a combination of arimoclomol at various dose levels and riluzole at a fixed dose of 50 mg twice daily, with between five and 15 ALS patients receiving placebo and riluzole at the same fixed dose. The first group would receive arimoclomol 100 mg capsules three times daily. Every four weeks, another group of ALS patients would begin three-month testing with six patients receiving arimoclomol dosing three times daily at a 75 mg per dose increase from the prior group. The maximum dose in the protocol allows for testing arimoclomol at 400 mg three times daily. An independent safety monitoring board would review safety results prior to initiating each consecutive increase in dosage level.

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

After the normal flow of blood is restored to the brain, post-stroke neurological function continues to decline. We believe that this continuing decline in neurological function is the consequence of mis-folded protein aggregates generated as a result of oxygen deprivation during the original event. Preclinical efficacy studies completed by us in April 2007 indicated that arimoclomol accelerated the time to recovery, and improved recovery, in experimental animal models of stroke. These results were obtained even when arimoclomol was administered as long as 48 hours after onset.

Arimoclomol for the treatment of cancer. Through research conducted in our former San Diego laboratory, we have identified preclinical pipeline compounds that inhibit, rather than amplify, molecular chaperone proteins.  These early stage compounds are potential oncology therapeutics because cancer cells by their very nature generate large amounts of toxic, misfolded proteins and are far more dependent upon the activity of molecular chaperone proteins for survival than are normal cells. Because several of these compounds have already been shown to selectively kill cancer cells and spare normal cells in tissue culture, they represent a novel approach to cancer therapeutics with the potential of having relatively large therapeutic indices.

Iroxanadine. Iroxanadine also is an orally-administered small-molecule product candidate. We believe it functions by stimulating the molecular chaperone protein response in the endothelium, the thin layer of cells that line the interior surface of human blood vessels.

Iroxanadine for the treatment of diabetic ulcers. Type 2 diabetes is a major health problem with significant secondary complications. The American Diabetes Association estimates that there are 21 million type 2 diabetes sufferers in the U.S. The World Health Organization estimates that there are more than 162 million cases of type 2 diabetes worldwide. According to the American Diabetes Association, 15% of all diabetics will develop a foot ulcer during their lifetime, and over 82,000 non-traumatic lower-limb amputations were performed on diabetics in the U.S. in 2002 due to ulcers and other complications. We believe there are reasonable data in the scientific literature supporting the concept that diabetic foot ulcers fail to heal efficiently due to the dysfunction of endothelial cells lining the blood vessels caused by protein mis-folding.

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

In Phase I clinical trials in healthy volunteers and Phase II clinical trials in patients with chronic high blood pressure conducted prior to our acquisition of iroxanadine, the drug candidate was shown to be safe and well-tolerated and demonstrated significant improvement in the function of endothelial cells in the brachial artery, a major blood vessel of the upper arm.

Strategic Plans for Molecular Chaperone Assets. We intend to seek a partner for the development of arimoclomol and iroxanadine for all indications on a worldwide basis.  We are also exploring the possibility of a spin-out transaction to accelerate the development of our molecular chaperone assets.

Other Technologies

Our other current technologies are CRL-5861, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based and conventional vaccines and other potential uses.  We currently have no plans for development of these technologies.

Our Separation from RXi Pharmaceuticals Corporation

Until early 2008, we owned approximately 85% of the outstanding shares of common stock of RXi and our financial statements, including our financial statements as of and for the year ended December 31, 2007, included the consolidated financial condition and results of operations of RXi. On February 14, 2008, our board of directors declared a dividend of one share of RXi common stock for each approximately 20.05 outstanding shares of our common stock, which was paid on March 11, 2008 and which reduced our ownership of RXi shares to less than 50%. As a result, our financial statements since March 11, 2008 no longer consolidate the financial condition and results of operation of RXi, but instead reflect our ongoing investment in RXi based on the equity method of accounting. As of March 12, 2010, we owned approximately 36% of the outstanding shares of RXi common stock.

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

Marketing

Our tentative plan is to establish our own sales force and marketing capability in order to commercialize our oncology drug candidates, including INNO-206, bafetinib and tamibarotene, in the U.S. and to seek a marketing partner for commercialization in other territories.

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

LICENSE AGREEMENTS

INNO-206

We succeeded to Innovive’s agreement with KTB Tumorforschungs GmbH, or KTB, for the license of patent rights held by KTB for the worldwide development and commercialization of INNO-206.  The license is exclusive and worldwide, applies to all product that may be subject to the licensed intellectual property and may be used in all fields of use. We may sublicense the intellectual property in our sole discretion. The agreement also grants us an option to include within the license any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology and the right of first refusal on any license that KTB wishes to make to a third party regarding any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.

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

Bafetinib

We likewise succeeded to Innovive’s exclusive, worldwide (with the exception of Japan) royalty-bearing license agreement with Nippon Shinyaku, including the right to grant sublicenses, for the intellectual property relating to bafetinib in all fields.  The license agreement will expire on a country-by-country basis upon the expiration of the subject patent rights. The bafetinib license covers two Patent Cooperation Treaty, or PTC, applications filed in 2003 and 2004, respectively.

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

Tamibarotene

We also succeeded to Innovive’s agreement with TMRC for the license of patent rights held by TMRC for the North American development and commercialization of tamibarotene. The license is exclusive, applies to all products that may be subject to the licensed intellectual property and may be used in the treatment of APL. We may sublicense the intellectual property in our sole discretion. The agreement also grants us an option to include within the license the use of the drug in other fields in oncology including multiple myeloma, myelodysplastic syndrome, and solid tumors.

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

Competition

INNO-206 is a prodrug of doxorubicin, a widely used anti-cancer drug.  Doxorubicin is part of the anthracycline class of chemotherapy agents.  Anthracyclines, many of which are generic including doxorubicin, have been used throughout the world to treat various cancers for several decades.  Due to their track record of broad anti-cancer activity, new types of anthracyclines and modified or reformulated versions continue to be developed to overcome toxicities which limit the use of these drugs.

INNO-206 is a chemically modified version of doxorubicin that incorporates an acid sensitive linker technology to improve targeting to the tumor.  We believe that the albumin-binding ability of INNO-206 will allow the compound to overcome many of the side effect issues typically associated with anthracyclines.  We also believe that using albumin as a targeted carrier will allow for higher dosing and greater efficacy.

Soft tissue sarcoma patients are typically treated with surgery followed by radiation therapy.  Doxorubicin is the only approved drug for treating soft tissue sarcoma and is often used in combination with radiation.  The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, Eli Lilly’s Gemzar, dacarbazine and liposomal doxorubicin marketed in the US as Doxil by Johnson & Johnson.  For patients ineligible for surgery, radiation and/or chemotherapy is the only option.  Based on both human and animal data, we believe we can give 5-8 times the amount of doxorubicin with administration of INNO-206.  Other approaches to treating soft tissue sarcoma are in late stage clinical development.  These include ridaforolimus being developed by Ariad Pharmaceuticals and Merck & Co., GlaxoSmithKline’s pazopanib, Sanofi-Aventis’ AVE8062, Threshhold Pharmaceuticals’s TH-302, and trabectedin being co-developed by Johnson and Johnson and PharmaMar.

Advanced gastric cancer patients are those that have failed both surgery and prior chemotherapy.  They may or may not be suitable candidates for chemoradiation.  These patients are typically treated with a variety of combination of approved drugs such as cisplatin, docetaxel, 5-FU, oxaliplatin, iriniotecan and paclitaxel.  Epirubicin, an anthracycline, is part of several gastric cancer treatment regimens.  We believe INNO-206 could be a potentially more effective anthracycline and potentially more effective in this setting.

Pancreatic cancer is one of the most lethal types of cancer and current treatment options have limited benefit due to the rapid progression of this cancer.  Patients are typically treated with surgery, radiation and chemotherapy.  Eli Lilly’s Gemzar is currently approved for the first line treatment of locally advanced or metastatic pancreatic cancer.  It is also indicated for the use in patients who have received prior treatment with 5-FU.  OSI Pharmaceuticals’ Tarceva was approved in 2005 for the use in combination with Gemzar.  The NCCN believes the best management for these patients is in a clinical trial.  Because of the tremendous unmet need for these patients, many companies are developing new drugs to treat pancreatic cancer.  Late stage drugs in clinical trials include Abraxane by Abraxis BioScience, AGS-1C4D4 by Astellas Pharma Inc., TNFerade™ by GenVec, and S-1 by Sanofi-Aventis.

There are currently three marketed competitors to bafetinib (formerly INNO-406) in the CML market, Gleevec®, Sprycel® and Tasigna®.  Gleevec is approved for treatment of newly diagnosed adult patients with Philadelphia chromosome–positive chronic myeloid leukemia (Ph+ CML) in the chronic phase and  patients with Ph+ CML in blast crisis (BC), accelerated phase (AP), or in the chronic phase (CP) after failure of interferon-alpha therapy. Sprycel® and Tasigna® are approved for Gleevec-resistant CML.  Because of the highly competitive nature of the CML market including drug candidates in development, CytRx plans to develop bafetinib initially in cancers other than CML.  CytRx has selected B-cell chronic lymphocytic leukemia (B-CLL) and glioblastoma multiforme due to the potent and specific inhibitory properties of bafetinib against Lyn kinase. Lyn kinase is a member of the Src family of kinases which are known to be involved in cell growth. Lyn kinase is overexpressed in both B-CLL and glioblastoma multiforme (GBM).

We are unaware of any compounds in development that target Lyn kinase.  We plan to develop bafetinib as a treatment for B-CLL patients that have failed first-line therapy.  There are several drugs approved for the treatment of CLL.  First-line therapy for CLL includes a variety of combination therapies including fludarabine, cyclophosphamide, Rituxan® and Campath®.  Treatment for  relapsed or refractory CLL includes several chemotherapy regimens including CHOP, CFAR, hyperCFAD and OFAR in addition to single agents including GlaxoSmithKline’s ArzerraTM.  Arzerra was approved in October 2009 for CLL patients who are refractory to treatment with fludarabine and Campath.

Current therapy for glioblastoma multiforme, the most common form of brain cancer, is surgery followed by radiation therapy and chemotherapy.  Merck’s Temodar® is approved for treating newly diagnosed GBM concomitantly with radiotherapy and then as a maintenance treatment.  Roche’s Avastin was approved in May 2009 for treatment of recurrent GBM.  We believe that bafetinib’s ability to selectively inhibit Lyn kinase and to penetrate the brain in an animal model of cancer will be an effective treatment for second-line therapy in GBM.

To our knowledge, there are no competitors in clinical development for refractory APL.  Currently, treatment of APL is based on induction and maintenance therapy with ATRA and chemotherapy (typically idarubicin).  ATRA and idarubicin are both generic compounds.  Arsenic trioxide, currently marketed by Cephalon, is approved for use in patients who have relapsed after ATRA-based therapy in APL.  There are no FDA-approved therapies for patients who have failed arsenic trioxide.  In practice, it appears that patients who fail arsenic trioxide are retreated with ATRA or receive Mylotarg, which is marketed by Pfizer Inc.

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

The FDA may, in some cases, confer upon an investigational product the status of a fast track product. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. The FDA can base approval of an NDA for a fast track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast track product before the sponsor completes the application. The FDA has granted fast track designation and orphan drug status to arimoclomol for the treatment of ALS and to tamibarotene for the treatment of relapsed or refractory APL.

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

Employees

As of March 12, 2010, we had 15 employees, six of whom were engaged in clinical development activities and nine of whom were involved in management and administrative operations.

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

Item 1A. RISK FACTORS

An investment in our shares involves a high degree of risk.  Prior to making a decision about purchasing our shares, you should carefully consider the risks and uncertainties and all other information contained in this Annual Report, including the risks and uncertainties discussed below, as well as any modification, replacement or update to these risks and uncertainties that are reflected in any subsequent filings we make with the SEC.  These risks and uncertainties are not the only ones facing us.  Additional risks and uncertainties not presently known to us, or that we currently perceive as immaterial, may also harm our business.  If any of these risks or uncertainties actually occurs, our business, results of operations and financial condition could be materially and adversely affected.  In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Associated With Our Business

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes and lack of significant recurring revenue.  We incurred net losses of $4.8 million, $27.0 million, and $21.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  We had an accumulated deficit as of December 31, 2009 of approximately $197.4 million.  We are likely to continue to incur losses unless and until we are able to commercialize one or more of our product candidates.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Because we have no source of significant recurring revenue, we must depend on financing to sustain our operations.

Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities, including securities of RXi,  and the exercise of options and warrants to generate funds needed to finance our business and operations.  We will need to raise additional capital to, among other things:

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

Our revenues were $9.5 million, $6.3 million and $7.5 million, respectively, for years ended December 31, 2009, 2008 and 2007, which included $9.4 million, $6.2 million and $7.2 million, respectively, of deferred revenue recognized from our sale in August 2006 of a one-percent royalty interest in worldwide sales of arimoclomol for the treatment of ALS to the privately-funded ALS Charitable Remainder Trust, or ALSCRT.  Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. We will have no significant recurring revenue unless we are able to commercialize one or more of our product candidates in development, which may require us to first enter into license or other strategic arrangements with third parties.

At December 31, 2009, we had cash and cash equivalents of approximately $9.9 million, marketable securities of $22.8 million, and held 5,768,881 shares of restricted common stock of RXi with a market value of $26.4  million based upon the closing price of the RXi common stock on that date as reported on The NASDAQ Capital Market.  On July 27, 2009, we raised approximately $18.3 million, net of fees and expenses, in a registered direct offering, and on September 23, 2009, we raised approximately $1.2 million, net of fees, from the sale of 500,000 of our shares of common stock of RXi. Management believes that our current cash on hand, together with our marketable securities and proceeds from possible future sales of our securities or our shares of RXi common stock, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for 2010 of approximately $18.0 million, which includes approximately $3.2 million for our clinical programs for INNO-206, approximately $1.6 million for our clinical programs for bafetinib, approximately $2.5 million for our clinical program for tamibarotene, approximately $1.4 million for our activities for arimoclomol, approximately $2.2 million for general operation of our clinical programs, and approximately $7.1 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval as currently planned and successfully commercialize our product candidates, we anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. Our ability to raise capital has been materially and adversely affected by the continuing poor economy.  Despite the recover in the U.S. financial markets in 2009, the market remains severely depressed for private investment in public equities, or PIPEs, transactions on which we have relied for raising needed capital.  These conditions also may materially and adversely affect the market for our RXi shares. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

If we do not achieve our projected development goals in the time frames we estimate, the commercialization of our products may be delayed and our business prospects may suffer.  Our financial projections also may prove to be materially inaccurate.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. For example, we have stated in our most recent Annual Report incorporated by reference in this Annual Report supplement the expected timing of certain milestones relating to our INNO-206, bafetinib, tamibarotene and arimoclomol clinical development programs.

We also may disclose projected expenditures or other forecasts for future periods such as the statements above in this Annual Report supplement regarding our current projected expenditures for fiscal year 2010. These and other financial projections are based on management’s current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.

The actual timing of milestones and actual expenditures or other financial results can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet milestones or financial projections as announced from time to time, the development and commercialization of our products may be delayed and our business prospects may suffer.  The assumptions management has used to produce these projections may significantly change or prove to be inaccurate. Accordingly, you should not unduly rely on any of these financial projections.

If our products are not successfully developed and approved by the FDA, we may be forced to reduce or curtail our operations.

All of our product candidates in development must be approved by the U.S. Food and Drug Administration, or FDA, or corresponding foreign governmental agencies before they can be marketed.  The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, including post-approval testing, which may take longer or cost more than we or our licensees, if any, anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons.  The results of preclinical and initial clinical testing of these product candidates may not necessarily be predictive of the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

Numerous factors could affect the timing, cost or outcome of our product development efforts, including the following:

•	difficulty in securing centers to conduct trials;

•	difficulty in enrolling patients in conformity with required protocols or projected timelines;

•	requirements for clinical trial design imposed by the FDA;

•	unexpected adverse reactions by patients in trials;

•	difficulty in obtaining clinical supplies of the product;

•	changes in or our inability to comply with FDA or foreign governmental product testing, manufacturing or marketing requirements;

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

Furthermore, even if we obtain regulatory approvals, our products and the manufacturing facilities used to produce them will be subject to continual review, including periodic inspections and mandatory post- approval clinical trials by the FDA and other U.S. and foreign regulatory authorities.  Any delay or failure in obtaining required approvals or to comply with post-approval regulatory requirements could have a material adverse effect on our ability to generate revenue from the particular product candidate.  The failure to comply with any post-approval regulatory requirements also could also result in the rescission of the related regulatory approvals or the suspension of sales of the offending product.

Our current and planned clinical trials of our product candidates may fail to show that these product candidates are clinically safe and effective, or that they are better than alternative treatments.

INNO-206 was no more toxic than free doxorubicin in a Phase I clinical trial and showed limited biological responses against certain tumors.  However, these conclusions may not be reproducible in larger clinical trials, including the planned Phase 2 clinical trials of INNO-206 as a treatment for pancreatic cancer, gastric cancer and soft tissue sarcomas.

Bafetinib demonstrated clinical responses in patients with CML in a Phase I clinical trial conducted in patients with CML and other leukemias that have a certain mutation called the Philadelphia Chromosome (Ph+) and are intolerant of or resistant to Gleevec and, in some cases, second-line tyrosine kinase inhibitors.  However, bafetinib has never been tested in human clinical trials in patients with B-CLL or glioblastoma multiforme, and there are no assurances that it will be effective in those indications.

Tamibarotene has been shown to be safe, well tolerated, and efficacious in the Japanese population.  However, it is possible that the response to the drug may be different in American or European populations.  Furthermore, the efficacy studies that led to approval in Japan occurred prior to the advent of the use of arsenic trioxide, or ATO, for second line therapy.  It is possible that the current use of ATO could alter the safety or efficacy of tamibarotene.  The FDA might not accept the Japanese studies as a database for safety in the US. The majority of patients treated with ATRA as a first-line therapy way generally experience a complete remission of disease. As a result of the limited population of patients requiring third-line treatment for APL, there is no assurance that we will be successful in recruiting a sufficient number of patients into our ongoing clinical trial of tamibarotene as a third-line treatment for APL in order to demonstrate efficacy.  In part for that reason, we have announced plans to develop tamibarotene, in combination with chemotherapy or arsenic trioxide (ATO), as a first-line treatment for APL. There is no assurance, however, that the FDA will accept a commercially reasonable strategy for first-line development with the FDA, and any FDA-required changes to our clinical development strategy could delay or increase the cost of the trial, adversely affect our ability to demonstrate the efficacy of tamibarotene in the trial or cause us not to pursue clinical development of tamibarotene for one or more of these considerations.

Our Phase IIa clinical trial and open-label extension clinical trial of arimoclomol for the treatment of ALS indicated that arimoclomol was safe and well-tolerated in patients, but the results of the open-label extension clinical trial indicated only a non-statistically significant trend of improvement in the revised ALS Functional Rating Scale, or ALSFRS-R, in the arimoclomol high-dose group as compared with reports of previous studies of untreated patients. This trial did not have a concurrent placebo control group, so we could draw no definitive conclusions with respect to efficacy. Further development of arimoclomal for ALS, as well as clinical development of iroxanadine for diabetic foot ulcers, would require significant additional testing, and it is possible that the favorable safety data we observed in earlier trials may not be reproduced in any later trials.

In December 2009, the FDA accepted our revised protocol for an ascending dose clinical trial of arimoclomol for the treatment of ALS.  Although we are making preparations related to that clinical trial, while simultaneously seeking potential strategic partners to advance development and evaluating the potential for a spin-off transaction for our molecular chaperone assets, it is possible that we will further amend the clinical trial protocol, or elect not to proceed with further development of some or all of our molecular chaperone assets, as a result of future business or market conditions, capital constraints, an inability to secure a partnership or other factors. The planned clinical trial includes the administration of arimoclomol at ascending doses, but there are no assurances that arimoclomol will prove safe at higher doses.

Later trials also may not yield statistically significant data indicating that these product candidates are clinically effective. Accordingly, we, or any development partners, may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of INNO-206, tamibarotene, bafetinib, arimoclomol or iroxanadine for these indications.

We will rely upon third parties for the manufacture of our clinical product supplies.

We do not have the facilities or expertise to manufacture supplies of any of our product candidates. Accordingly, we are dependent upon third-party manufacturers, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for INNO-206, tamibarotene and arimoclomol. However, we have no supply arrangements for the commercial manufacture of these product candidates or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

If our product candidates cannot be manufactured in suitable quantities and in accordance with regulatory standards, our clinical trials, regulatory approvals and marketing efforts for such products may be delayed. Such delays could adversely affect our competitive position and our chances of generating significant recurring revenues. If our products cannot be manufactured at an acceptable cost, the commercial success of our products may be adversely affected.

We may rely upon third parties in connection with the commercialization of our products.

The completion of the development of INNO-206, bafetinib and tamibarotene, and our molecular chaperone product candidates, as well as the marketing of these products, may require us to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for one or more aspects of the commercial development and eventual marketing of our products.

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

We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. We will be able to protect our technologies from unauthorized use by third parties only to the extent that we have rights to valid and enforceable patents or other proprietary rights that cover them. Although we own or have rights to patents and patent applications directed to INNO-206, bafetinib and our molecular chaperone amplification technologies, these patents and applications may not prevent third parties from developing or commercializing similar or identical technologies. In addition, our patents may be held to be invalid if challenged by third parties, and our patent applications may not result in the issuance of patents.

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

We intend to sell our products primarily to hospitals which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs. Most third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to reimburse for experimental procedures and devices. Furthermore, because our programs are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. Increasingly, the third-party payors who reimburse patients are requiring that drug companies provide them with predetermined discounts from list prices, and are challenging the prices charged for medical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely affected.

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

Soft tissue sarcoma patients are typically treated with surgery followed by radiation therapy.  Doxorubicin is the only approved drug for treating soft tissue sarcoma and is often used in combination with radiation.  The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, Eli Lilly’s Gemzar, dacarbazine and liposomal doxorubicin marketed in the US as Doxil by Johnson & Johnson.  For patients ineligible for surgery, radiation and/or chemotherapy is the only option.  Other approaches to treating soft tissue sarcoma are in late stage clinical development.  These include ridaforolimus being developed by Ariad Pharmaceuticals and Merck & Co., GlaxoSmithKline’s pazopanib, Sanofi-Aventis’ AVE8062, Threshhold Pharmaceuticals’s TH-302, and trabectedin being co-developed by Johnson and Johnson and PharmaMar.

Advanced gastric cancer patients are typically treated with a variety of combination of approved drugs such as cisplatin, docetaxel, 5-FU, oxaliplatin, iriniotecan and paclitaxel.  Epirubicin, an anthracycline, is part of several gastric cancer treatment regimens.  We believe INNO-206 could be a potentially more effective anthracycline and potentially more effective in this setting.

Pancreatic cancer patients are typically treated with surgery, radiation and chemotherapy.  Eli Lilly’s Gemzar is currently approved for the first line treatment of locally advanced or metastatic pancreatic cancer.  It is also indicated for the use in patients who have received prior treatment with 5-FU.  OSI Pharmaceuticals’ Tarceva was approved in 2005 for the use in combination with Gemzar.  The NCCN believes the best management for these patients is in a clinical trial.  Because of the tremendous unmet need for these patients, many companies are developing new drugs to treat pancreatic cancer.  Late stage drugs in clinical trials include Abraxane by Abraxis BioScience, AGS-1C4D4 by Astellas Pharma Inc., TNFerade™ by GenVec, and S-1 by Sanofi-Aventis.

To our knowledge, there are no competitors in clinical development for refractory APL.  Currently, treatment of APL is based on induction and maintenance therapy with ATRA and chemotherapy (typically idarubicin).  ATRA and idarubicin are both generic compounds.  Arsenic trioxide, currently marketed by Cephalon, is approved for use in patients who have relapsed after ATRA-based therapy in APL.  There are no FDA-approved therapies for patients who have failed arsenic trioxide.  In practice, it appears that patients who fail arsenic trioxide are retreated with ATRA or receive Mylotarg, which is marketed by Pfizer Inc.

There are currently three marketed competitors to bafetinib (formerly INNO-406) in the CML market, Gleevec®, Sprycel® and Tasigna®.  Gleevec is approved for treatment of newly diagnosed adult patients with Philadelphia chromosome–positive chronic myeloid leukemia (Ph+ CML) in the chronic phase and  patients with Ph+ CML in blast crisis (BC), accelerated phase (AP), or in the chronic phase (CP) after failure of interferon-alpha therapy. Sprycel® and Tasigna® are approved for Gleevec-resistant CML.  Because of the highly competitive nature of the CML market including drug candidates in development, CytRx plans to develop bafetinib initially in cancers other than CML.  We have selected B-cell chronic lymphocytic leukemia (B-CLL) and glioblastoma multiforme due to the potent and specific inhibitory properties of bafetinib against Lyn kinase. Lyn kinase is a member of the Src family of kinases which are known to be involved in cell growth. Lyn kinase is overexpressed in both B-CLL and glioblastoma multiforme (GBM).

There are several drugs approved for the treatment of CLL.  First-line therapy for CLL includes a variety of combination therapies including fludarabine, cyclophosphamide, Rituxan® and Campath®.  Treatment for  relapsed or refractory CLL includes several chemotherapy regimens including CHOP, CFAR, hyperCFAD and OFAR in addition to single agents including GlaxoSmithKline’s ArzerraTM.  Arzerra was approved in October 2009 for CLL patients who are refractory to treatment with fludarabine and Campath.

Current therapy for glioblastoma multiforme, the most common form of brain cancer, is surgery followed by radiation therapy and chemotherapy.  Merck’s Temodar® is approved for treating newly diagnosed GBM concomitantly with radiotherapy and then as a maintenance treatment.  Roche’s Avastin was approved in May 2009 for treatment of recurrent GBM.  We believe that bafetinib’s ability to selectively inhibit Lyn kinase and to penetrate the brain in an animal model of cancer will be an effective treatment for second-line therapy in GBM.

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

Any of these competing therapies could prove to be more effective than INNO-206, bafetinib, tamibarotene, or any future therapy of ours.  Most of our competitors have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than us.

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

Our agreement relating to our worldwide (except Japan) rights to bafetinib provides for our payment of an aggregate of $13.35 million (including $5 million upon the product’s initial final marketing approval) upon the achievement of specified clinical and regulatory milestones up to and including approvals in the U.S. and Europe. We also will be obliged to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement), dependent on reaching certain revenue thresholds;

•	annual minimum payments if sales of bafetinib do not meet specified levels; and

•	a percentage of non-royalty sub-licensing income (as defined in the agreement).

The agreement under which we have North American rights to tamibarotene provides for our payment of royalties based on net sales of any products, as well as aggregate payments of $4.4 million upon meeting specified clinical, regulatory and sales milestones up to and including the first commercial sale of tamibarotene for the treatment of APL.

If we are required to pay any third party in order to exercise our rights under the agreement, we will deduct a percentage of those payments from the royalties due under the agreement, up to an agreed-upon cap.

Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements.  The earnout merger consideration, if any, will be payable in shares of our common stock, subject to specified conditions, or, at our election, in cash or by a combination of shares of our common stock and cash.  Our common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of our common stock at the time the earnout merger consideration is paid.

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

If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or, if we obtain marketing approval and commercialize our products, by patients using our commercially marketed products. Even if the if one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We maintain clinical trial insurance for our clinical trial of tamibarotene for APL, and we plan to seek to obtain similar insurance for any other clinical trials that we conduct. We also would seek to obtain product liability insurance covering the commercial marketing of our product candidates. We may not be able to obtain additional insurance, however, and any insurance obtained by us may prove inadequate in the event of a claim against us. Any claims asserted against us also may divert management’s attention from our operations, and we may have to incur substantial costs to defend such claims even if they are unsuccessful.

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

Following our acquisition of Innovive in September 2008, we refocused our product development efforts on our oncology drug candidates, which we believe has the greatest near-term revenue potential.  If we acquire additional technologies or product candidates, we may determine to make further changes to our product development plans and business strategy to capitalize on opportunities presented by the new technologies and product candidates.

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

As of December 31, 2009, we held 5,768,881 shares of common stock of RXi, or approximately 36% of the outstanding shares of RXi common stock. RXi shares are listed on The NASDAQ Capital Market under the symbol “RXi.” During the 12-month period ended December 31, 2009, the market prices for RXi shares as reported on The NASDAQ Capital Market fluctuated from a high of $7.57 per share to a low of $1.51 per share, and the market price of RXi shares and the value of our RXi shares may continue to experience significant volatility.

We intend to look for favorable opportunities to sell or otherwise dispose of our RXi shares in one or more transactions in order to obtain funds to carry on our operations or in connection with our acquisition of new technologies or products.  There is no assurance, however, whether, or on what terms, we might be able to sell or dispose of our RXi shares.  In addition, any sales or other disposition of RXi shares by us, or the possibility of such sales or disposition, could adversely affect the market price of our remaining RXi shares.

If RXi undertakes future financings, our ownership interest in RXi may be diluted.

Under our agreement with RXi, with some exceptions, we will have preemptive rights to acquire a portion of any new securities sold or issued by RXi so as to maintain our percentage ownership of RXi. Depending upon the terms and provisions of any proposed sale of new securities by RXi, our financial condition and other factors, we may be unwilling or unable to exercise our preemptive rights. We agreed to waive our preemptive rights in connection with a private placement by RXi in June 2008, which resulted in a reduction in our percentage ownership of RXi from approximately 49% to approximately 45%.  In September, 2009, we sold 500,000 shares of RXi which reduced our percentage ownership further to approximately 36%. If RXi undertakes future issuances of equity securities, our percentage ownership interest in RXi may be diluted further.

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

Risks Associated with Our Common Stock

Our anti-takeover measures may make it more difficult to change our management, or may discourage others from acquiring us, and thereby adversely affect stockholder value.

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which may also prevent or delay a takeover of us that may be beneficial to you.

Our outstanding options and warrants and the availability for resale of our shares issued in our private financings may adversely affect the trading price of our common stock.

As of December 31, 2009, there were outstanding stock options and warrants to purchase approximately 24.4 million shares of our common stock at a weighted-average exercise price of $1.42 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

The market price of our common stock has ranged from $0.23 to $2.98 per share since January 1, 2008, and it may continue to experience significant volatility from time to time. Our ability to raise capital has been materially and adversely affected by the continuing poor economy.  Despite the recovery in the U.S. financial markets in 2009, the market remains depressed for private investment in public equity, or PIPEs, transactions on which we have relied for raising needed capital.

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

We do not expect to pay any cash dividends on our common stock.

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

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 5,700 square feet of office space and expires in March 2015. This lease requires us to make monthly payments of approximately $23,243, subject to annual increases. We also lease approximately 10,000 square feet of office and laboratory space in San Diego, California, for $35,270 per month. The lease expires in October 2010. In May 2009, we substantially completed the initial phase of the research and development activities performed at the San Diego facility, and in November 2009, we signed sublease agreements with two parties to sublet the facility for the remainder of the term of the lease.  Under those subleases, we are entitled to aggregate annual rent of approximately $16,900 per month.

We also acquired a sublease to approximately 5,526 square feet of office space at 555 Madison Avenue, New York, New York, in connection with our acquisition of Innovive in September 2008.  This lease currently requires us to make annual payments of approximately $210,000, plus certain taxes and operating expenses, and it expires on August 30, 2012.  On December 4, 2008, we sub-subleased the space through August 29, 2012. Under the sub-sublease, we are entitled to base annual rent of approximately $350,000, plus certain taxes and operating expenses.

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in claims arising in the normal course of business. As of March 12, 2010, there were no such claims that we expect, individually or in the aggregate, to have a material adverse affect on us.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	High	Low
Fiscal Year 2009:
Fourth Quarter	$ 1.29	$ 0.71
Third Quarter	$ 1.72	$ 0.84
Second Quarter	$ 1.09	$ 0.34
First Quarter	$ 0.45	$ 0.24

Fiscal Year 2008:
Fourth Quarter	$ 0.65	$ 0.23
Third Quarter	$ 0.68	$ 0.40
Second Quarter	$ 1.27	$ 0.61
First Quarter	$ 2.98	$ 1.00

Holders

On March 12, 2010, there were approximately 750 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.  On March 11, 2008, we distributed to holders of our common stock approximately 36% of the outstanding shares of RXi on an approximate 1-for-20 basis.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	7,907,090	$1.17	155,000
2008 Stock Incentive Plan	1,100,000	0.83	8,900,000
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	15,418,178	1.57	—
Total	24,425,268	$1.58	9,055,000
____________

(1)
The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in private placement transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from one to ten years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends and sales of equity below market price.

Comparison of Cumulative Total Returns

The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and the NASDAQ Pharmaceutical Index (the “Peer Index”) for the five-year period from December 31, 2004 to December 31, 2009. The graph and table assume that $100 was invested in each of CytRx’s common stock, the NASDAQ Stock Market Index and the Peer Index on December 31, 2004, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.

Comparison of Cumulative Total Returns

	December 31,
	2005	2006	2007	2008	2009
CytRx Corporation	73.57	136.42	202.84	31.11	116.16
NASDAQ Stock Market Index	102.12	112.73	124.73	74.87	108.83
NASDAQ Pharmaceutical Index	110.13	107.79	113.36	105.46	118.52

Recent Issuances of Unregistered Securities

During the three-month period ended December 31, 2009, we issued 50,000 shares of our common stock, and warrants to purchase a total of 800,000 shares of our common stock at exercise prices ranging from $1.10 to $4.00 per share, in connection with a consulting arrangement.  The issuance of stock and warrants was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act.

Repurchase of Shares

We did not repurchase any of our shares during the three-month period ended December 31, 2009.

Item 6. SELECTED FINANCIAL DATA

General

The following selected financial data are derived from our audited financial statements. Our financial statements for 2009, 2008 and 2007 have been audited by BDO Seidman, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand.

	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues
Service revenue	$9,400,000	$6,166,000	$7,242,000	$1,859,000	$83,000
Licensing revenue	100,000	100,000	101,000	101,000	101,000
Grant revenue	—	—	116,000	106,000	—
Total revenues	$9,500,000	$6,266,000	$7,459,000	$2,066,000	$184,000

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	(757,000)	—	(488,000)	(1,076,000)
Net loss applicable to common stockholders	$(4,800,000)	$(27,803,000)	$(21,890,000)	$(17,240,000)	$(16,169,000)
Basic and diluted loss per share applicable to common stock	$(0.05)	$(0.30)	$(0.26)	$(0.25)	$(0.28)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$9,894,000	$25,042,000	$60,450,000	$30,381,000	$8,299,000
Total assets	$35,277,000	$28,324,000	$64,146,000	$31,636,000	$9,939,000
Total stockholders’ equity	$28,348,000	$15,698,000	$40,224,000	$5,150,000	$7,208,000

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

As a result of the March 11, 2008 distribution by us to our stockholders of approximately 36% of the outstanding shares of RXi, we deconsolidated that previously majority-owned subsidiary. As part of the transaction, we deconsolidated $3.7 million of total assets and $4.6 million of total liabilities of RXi.

In connection with applicable antidilution adjustments to the price of certain outstanding warrants in March 2008, we recorded a deemed dividend of approximately $757,000. The deemed dividend was recorded as a charge to accumulated deficit and a corresponding credit to additional paid-in capital.

In July 2009, we completed a $20.0 million registered direct public offering of approximately 15.3 million shares of our common stock at a price of $1.31 per share and warrants to purchase an additional approximately 4.7 million shares of common stock at an exercise price of $1.70 per share. Net of investment banking commissions, advisory fees, legal, accounting and other fees related to the transaction, we received proceeds of approximately $18.3 million (without giving effect to any proceeds that we may receive upon future exercises of the warrants sold in the offering).

In April 2007, we completed a $37.0 million private equity financing in which we issued 8.6 million shares of our common stock at $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, we received approximately $34.2 million of proceeds.

In August 2006, we received approximately $24.5 million in marketable securities (which were sold by us for approximately $24.3 million) from the privately-funded ALS Charitable Remainder Trust, or ALSCRT, in exchange for our commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty from worldwide sales of arimoclomol. We recorded the value received under the arrangement as deferred service revenue, which. we recognize using the proportional performance method of revenue recognition.  In August 2009, we were released from all restrictions on the use of any As a result, we recognized in the third quarter $6.7 million of service revenue, representing all of the remaining deferred revenue and previously un-recognized portion of the value received in the arrangement with ALSCRT.  During 2009 and 2008, we recognized approximately $9.4 million and $6.2 million, respectively, of service revenue related to this transaction, respectively.

Our Statements of Operations as of and for the years ended December 31, 2009, 2008, 2007 and 2006 reflect the impact of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of ASC 718. Share-based compensation expense recognized under ASC 718 for the years ended December 31, 2009, 2008, 2007 and 2006 were $2.6 million, $2.1 million, $2.7 million and $1.2 million, respectively. As of December 31, 2009, there was $2.5 million of unrecognized compensation cost related to outstanding options granted to employees that is expected to be recognized as a component of our operating expenses through 2011. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Overview

CytRx Corporation

We are a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development pipeline includes clinical development of three product candidates for cancer indications, including three planned Phase 2 clinical trials for INNO-206 as a treatment for pancreatic cancer, gastric (stomach) cancer and soft tissue sarcomas, two Phase 2 proof-of-concept clinical trials with bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia, or B-CLL, and patients with glioblastoma multiforme, and a registration study of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we are developing two drug candidates based on our molecular chaperone regulation technology, which aim to repair or degrade mis-folded proteins associated with disease. Apart from our drug development programs, we currently maintain a 36% equity interest in our former subsidiary, RXi.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds received upon the exercise of options and warrants, and sales of our shares of RXi common stock.  We also have received limited payments from our strategic partners and licensees.

At December 31, 2009, we had cash and cash equivalents of approximately $9.9 million, marketable securities of $22.8 million and held 5,768,881 shares of restricted common stock of RXi with a market value of $26.4 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, we raised approximately $18.3 million, net of fees and expenses, in a registered direct offering, and on September 23, 2009, we raised approximately $1.2 million, net of fees, from the sale of 500,000 shares of our common stock of RXi. Management believes that our current cash on hand, together with our marketable securities and proceeds from possible future sales of RXi common stock, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for 2010 of approximately $18.0 million (unaudited), which includes approximately $3.2 million (unaudited) for our clinical programs for INNO-206, approximately $1.6 million (unaudited) for our clinical programs for bafetinib, approximately $2.5 million (unaudited) for our clinical program for tamibarotene, approximately $1.4 million (unaudited) for our activities for arimoclomol, approximately $2.2 million (unaudited) for general operation of its clinical programs, and approximately $7.1 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  We will be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. The fair value of common stock investment in RXi is subject to market fluctuations that could impact the amount of cash we generate from the sale of RXi shares in the future. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

For periods beginning with the first quarter of 2008, we began to account for our investment in RXi using the equity method, under which we record only our pro-rata share of the financial results of RXi as “equity in loss of unconsolidated subsidiary” on our statements of operations. Because a portion of RXi’s financial results for 2008 and all of RXi’s financial results for 2007 were not recorded by us under the equity method, our results of operations for the year ended December 31, 2009 are not directly comparable to results of operations for the same periods in prior years.

Research and Development

Expenditures for research and development activities related to continuing operations were $7.5 million, $10.5 million and $18.8 million for the years ended December 31, 2009, 2008 and 2007, or approximately 44%, 35% and 55%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

Our currently projected expenditures for 2010 include approximately $3.2 million for our clinical programs for INNO-206, approximately $1.6 million for our clinical programs for bafetinib, approximately $2.5 million for our clinical program for tamibarotene, approximately $1.4 million for our activities for arimoclomol, and approximately $2.2 million for general operation of our clinical programs.  The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Milestone payments will be recognized upon achievement of themilestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.

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

In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol.  We accounted for the transaction under ASC 730-20 (previously Statement of Financial Accounting Standards No. 68, Research and Development Arrangements). Accordingly, we recorded the value received under the arrangement as deferred service revenue and recognize service revenue, using the proportional performance method of revenue recognition, on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. In August 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized in the third quarter $6.7 million of service revenue representing the remaining deferred revenue and previously un-recognized portion of the value received in the transaction with ALSCRT.  For the years ended December 31, 2009 and 2008, we recognized approximately $9.4 million and $6.2 million, respectively, of service revenue related to this transaction.

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

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, include obligations resulting from the Company’s contracts with various clinical research organizations in connection with conducting clinical trials for its product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates are incorrect, clinical trial expenses recorded in any particular period could vary.

Stock-based Compensation

Our stock-based employee compensation plans are described in Note 15 of the Notes to our Financial Statements. We have adopted the provisions of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 718 (previously SFAS No. 123(R)), ASC 505-50 (previously Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”)), Accounting  for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and ASC 505 (previously EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees), as amended.

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

Impairment of Long-Lived Assets

We review long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results, we may be required to record an impairment charge.  The fixed assets, from our San Diego laboratory and our molecular library, available for sale were re-allocated from Equipment and Furnishings to Assets Held for Sale and were written down to their estimated net realizable value as of September 30, 2009.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding.  Common share equivalents that could potentially dilute basic earnings per share in the future, and that were excluded from the computation of diluted loss per share, totaled approximately 24.4 million shares, 15.2 million shares and 17.1 million shares at December 31, 2009, 2008 and 2007, respectively.

As a result of our March 11, 2008 distribution by our stockholders of approximately 36% of the outstanding shares of RXi, we recorded a deemed dividend of approximately $757,000.  The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2008 to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.

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

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009
Total revenues	$1,483	$1,000	$6,954	$100
Net income (loss)	(3,973)	(2,226)	3,863	(2,464)
Net income (loss) applicable to common stockholders	$(3,973)	$(2,226)	$3,863	$(2,464)
Basic and diluted (income) loss per share applicable to common stock	$(0.04)	$(0.02)	$0.04	$(0.03)

2008
Total revenues	$2,181	$1,740	$917	$1,427
Net loss	(5,374)	(5,826)	(12,316)	(3,530)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(757)	—	—	—
Net loss applicable to common stockholders	$(6,131)	$(5,826)	$(12,316)	$(3,530)
Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.06)	$(0.14)	$(0.03)

Quarterly and yearly loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year. In 2009 and 2008 we incurred $2.3 million and $2.1 million, respectively, in employee non-cash compensation expenses.

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

Liquidity and Capital Resources

General

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds received upon the exercise of options and warrants, and sales of our shares of RXi common stock.  We also have received limited payments from our strategic partners and licensees.

At December 31, 2009, we had cash and cash equivalents of approximately $9.9 million, marketable securities of $22.8 million and held 5,768,881 shares of restricted common stock of RXi with a market value of $26.4 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, we raised approximately $18.3 million, net of fees and expenses, in a registered direct offering, and on September 23, 2009, we raised approximately $1.2 million, net of fees, from the sale of 500,000 shares of our common stock of RXi. Management believes that our current cash on hand, together with our marketable securities and proceeds from possible future sales of RXi common stock, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for 2010 of approximately $18.0 million (unaudited), which includes approximately $3.2 million (unaudited) for our clinical programs for INNO-206, approximately $1.6 million (unaudited) for our clinical programs for bafetinib, approximately $2.5 million (unaudited) for our clinical program for tamibarotene, approximately $1.4 million (unaudited) for our activities for arimoclomol, approximately $2.2 million (unaudited) for general operation of its clinical programs, and approximately $7.1 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  We will be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. The fair value of common stock investment in RXi is subject to market fluctuations that could impact the amount of cash we generate from the sale of RXi shares in the future. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

If we obtain marketing approval as currently planned and successfully commercialize our product candidates, we anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. Our ability to raise capital has been materially and adversely affected by the continuing poor economy.  Despite the recovery in the U.S. financial markets in 2009, the market remains severely depressed for private investment in public equities, or PIPEs, transactions on which we have relied for raising needed capital.  These conditions also may materially and adversely affect the market for our RXi shares. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

Discussion of Operating, Investing and Financing Activities

Net loss for the year ended December 31, 2009 was $4.8 million, and cash used for operating activities for that period was $12.1 million. The net loss for the year reflects $9.4 million of revenue recognized under the 2006 agreement with ALSCRT, and $2.8 million for stock option and warrant expense.

Net loss for the year ended December 31, 2008 was $27.0 million, and cash used for operating activities for that period was $19.4 million. The net loss for the year reflects $6.2 million of revenue recognized under the 2006 agreement with ALSCRT, a expense of $8.0 million related to the acquisition of Innovive’s in-process research and development, a loss of $3.9 million in our equity in RXi, and $2.1 million for stock option and warrant expense.

Net loss for the year ended December 31, 2007 was $21.9 million, and cash used for operating activities for that period was $22.4 million. The net loss for the year reflects $7.2 million of revenue recognized under the 2006 agreement with ALSCRT and $3.5 million for stock option and warrant expense.

For the year ended December 31, 2009, $21.6 million was used in investing activities.  This included $22.8 million used to purchase marketable securities, which was partially offset by proceeds of $1.2 million from the sale of 500,000 of our shares of common stock RXi.

For the year ended December 31, 2008, $7.0 million was used in investing activities including $10.0 million of RXi funds resulting from converting marketable securities to cash equivalents that is not available to us due to the deconsolidation. The total cash outlay to acquire Innovive totaled $5.7 million, which related primarily to the payment of Innovive’s accounts payable. The other $0.9 million was used for the purchase of equipment and furnishings, primarily associated with equipping the San Diego laboratory.

For the year ended December 31, 2007, $11.0 million was used in investing activities. Of this amount, $9.8 million was used by RXi for the purchase of marketable securities. The other $1.3 million was used for the purchase of equipment and furnishings primarily associated with equipping our San Diego laboratory.

Cash provided by financing activities for the year ended December 31, 2009 was $18.6 million. During 2009, we raised $18.3 million in a private placement of our common stock and an additional $0.3 million from the exercise of previously outstanding stock options and warrants.

Cash provided by financing activities for the year ended December 31, 2008 was $1.0 million.  During 2008, we received $1.0 million from the exercise of stock options and warrants.

Cash provided by financing activities for the year ended December 31, 2007 was $53.5 million. During 2007, we raised $34.2 million in a private placement of our common stock and an additional $18.8 million from the exercise of previously outstanding stock options and warrants.

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

These arrangements may be material individually, and in the event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves clinical testing objectives.

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)(2)	Employment Agreements (3)	Subtotal	Research and Development (4)	Total
2010	$873	$2,210	$3,083	$3,018	$6,101
2011	536	—	536	49	585
2012	459	—	459	149	608
2013	318	—	318	149	467
2014 and thereafter	372	—	372	383	755
Total	$2,558	$2,210	$4,768	$3,748	$8,516

____________

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors.

(2)   We are entitled to receive future rental income under subleases in place which would be offset against future operating lease obligations as follows: $519,000 in 2010, $350,000 in 2011 and $235,000 in 2012.

(3)
Employment agreements include management contracts, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of our Compensation Committee, as well as for minimum bonuses that are payable.

(4)	Research and development obligations relate primarily to clinical trials. Most of these purchase obligations are cancelable.

We apply the disclosure provisions of ASC 460 (formerly FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other), to our contractual guarantees and Indemnities.  We have provided contractual indemnities to investors and other parties against possible losses suffered or incurred by the indemnified parties in connection with various types of third-party claims, as well as  indemnities to our officers and directors against third party claims arising from the services they provide to us.  To date, we have not incurred material costs as a result of these indemnities, and we do not expect to incur material costs in the future; further, we maintain insurance to cover certain losses arising from these indemnities.  Accordingly, we have not accrued any liabilities in our consolidated financial statements related to these indemnities.

Net Operating Loss Carryforwards

At December 31, 2009, we had United States federal and state net operating loss carryforwards of $91.6 million and $81.9 million, respectively, available to offset against future taxable income, which expire in 2011 through 2029.  Approximately $34.7 million of our federal net operating loss carryforwards are limited in their availability to $0.3 million annually. Management currently believes that the remaining $56.9 million in federal net operating loss carryforwards, and the $57.6 million in state net operating loss carryforwards as of December 31, 2009, are unrestricted. However, management is reviewing its recent equity transactions to determine if they may have resulted in any further restrictions on the Company’s net operating loss carryforwards. As of December 31, 2009, we also had research and development and alternative minimum tax credits for federal and state purposes of approximately $8.9 million and $0, respectively, available for offset against future income taxes, which expire in 2022 through 2029. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

We incurred a net loss of $4.8 million, $27.0 million and $21.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During fiscal 2009, we recognized $9.4 million in service revenues relating to our $24.3 million sale to the ALSCRT of a one-percent royalty interest in the worldwide sales of arimoclomol in August 2006. Pursuant to an amendment signed between us and thebeneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received.  In the years ended December 31, 2008 and 2007, we recognized $6.2 million and $7.2 million in service revenues, respectively.

During 2009, 2008 and 2007, we earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2010, we are not anticipating the receipt of any significant service or licensing fees.

Our net loss may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities.  We anticipate, therefore, that our operating results will fluctuate for the foreseeable future and period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Research and Development

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Research and development expenses	$5,621	$9,913	$14,454
Non-cash research and development expenses	62	(224)	3,778
Impairment loss on fixed assets	1,187	—	—
Employee stock option expense	672	777	592
	$7,542	$10,466	$18,824

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during 2009, 2008 and 2007 relate to our various development programs. In 2009, we substantially completed the initial phase of our new-drug discovery research in our laboratory facility in San Diego, California, which account for the significant decrease in research and development expenses from 2008.  In 2008, only the months of January and February included RXi-related expenses (totaling approximately $0.6 million), which accounts for the significant decrease in research and development expenses, and non-cash research and development expenses. In 2009, our development costs associated included approximately $0.8 million for our clinical programs for INNO-206, approximately $0.25 million for our clinical programs for bafetinib, $0.8 million for our clinical program for tamibarotene, approximately $0.4 million for our activities for arimoclomol, approximately $0.4 million for general operation of our clinical programs, and approximately $3.0 million for other general and administrative expenses.  None of  our research and development costs have ever been capitalized.

As compensation to scientific advisory board (“SAB”) members and consultants, and in connection with the acquisition of technology, we and RXi sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded charges (recovery) of $0.0 million, $(0.2 million) and $3.8 million in this regard during 2009, 2008 and 2007, respectively. Included in the research and development charges for 2007 were $2.3 million of expense related to RXi’s issuance of 462,112 shares of common stock to UMMS for certain license agreement rights and a new invention disclosure agreement and $1.0 million for non-qualifying stock options to SAB members of RXi. In 2009, we recorded $0.7 million of employee stock option expense as compared to $0.8 million in 2008 and $0.6 million in 2007.

We also incurred an expenditure of $8.0 million in 2008 related to the acquisition of Innovive’s in-process research and development, which has been reflected as a separate line item on our Consolidated Statements of Operations.

In 2010, we expect our research and development expenses to increase as a result of our clinical programs with INNO-206, bafetinib and tamibarotene.

General and administrative expenses

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
General and administrative expenses	$7,128	$9,134	$12,666
Stock, stock option and warrant expenses to non-employees and consultants	421	189	2
Employee stock option expense	1,579	1,610	2,154
	$9,128	$10,933	$14,822

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, and excluding depreciation expense, were $7.1 million in 2009, $9.1 million in 2008 and $12.7 million, respectively, in 2007. General and administrative expenses in 2007 included $4.6 million of RXi-related expenses.  In 2008, we recognized RXi-related expenses for January and February only of $1.3 million.  No RXi-related expenses were recognized in 2009.  General and administrative expenses in 2009 decreased  by $2.0 million as compared to 2008, due primarily to the  $1.3 million of RXi-related expenses recognized in 2008.  In 2009, legal and accounting/auditing expenses decreased by approximately $302,000 and $304,000, respectively, primarily due to the higher expenses incurred in 2008 in connection with our acquisition of Innovive, as well as efficiencies in the administrative area.

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

We recorded employee stock option expense of $1.6 million in 2009, $1.6 million in fiscal 2008 and $2.2 million in fiscal 2007. The greater amount in 2007 primarily related to stock options granted by RXi to recruit and retain directors, officers and additional employees.

Depreciation and amortization

Depreciation and amortization expenses for the years ended December 31, 2009, 2008 and 2007 were $475,000, $625,000 and $272,000, respectively. The depreciation expense reflects the depreciation of our fixed assets and the amortization expenses related to our molecular library.  The decrease in 2009 relates to a lower depreciation base due to the re-class of fixed assets to Assets-held-for-sale and the value of the molecular library related to the closure of the San Diego lab in the third quarter of 2009.

Other Income

In 2009, we recognized a gain of $0.7 million on the valuation of our warrant derivative liability related to warrants issued in July 2009. In July 2009, we recognized a gain of $1.2 million on the sale of RXi shares. In March 2008, we recognized a gain of $0.2 million on the transfer of some RXi common stock to certain employees. In June 2007, we recognized $1.5 million of income arising from a fee received pursuant to a change-in-control provision included in the purchase agreement for our 1998 sale of our animal pharmaceutical unit.

Interest income

Interest income was $0.3 million in 2009, $1.2 million in 2008 and $2.7 million in 2007. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market rates.

Noncontrolling Interest in RXi

We offset $88,000 of losses in noncontrolling interest in RXi against our net loss for the months of January and February 2008. For the remainder of the year, and for 2009, RXi’s gain and losses were accounted for under the equity method, because we owned less than 50% of RXi following our March 11, 2008 distribution to our stockholders of RXi shares. We offset $449,000 of minority interest in losses of RXi against our net loss for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance which is now part of ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 “ (formerly Statement of Financial Accounting Standards (SFAS) 160,  Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted this guidance on January 1, 2009, the beginning of its 2009 fiscal year, which resulted in certain reclassifications related to the noncontrolling interest in the consolidated financial statements.

In March 2008, the FASB issued guidance ASC 815-10 (formerly Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption.  The adoption of ASC 815-10 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now part of ASC 350-30 General Intangibles Other than Goodwill (previously Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The Position is effective for fiscal years beginning after December 15, 2008 and applies prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. The adoption of SFAS No. ASC 350-30 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued revised guidance on Convertible Debt Instruments.  The revised guidance which is now part of  ASC 470-20 (formerly Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”)). ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  ASC 470-20 is effective for us as of January 1, 2009. The adoption of ASCO 470-20 did not have an impact on our consolidated financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (formerly EITF (Emerging Issues Task Force) 07-05), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance which is now part of ASC 825-10 Financial Instruments (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1).  This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009. The adoption of ASC 825-10 did not have an impact on our financial statements.

In May 2009 and February 2010, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financialstatements are issued or are available to be issued. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB amended ASC 860, (formerly SFAS  No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860 in fiscal 2010.  We do not expect that the adoption of ASC 860 will have a material impact on our financial statements.

In June 2009, the FASB amended ASC 810 (formerly SFAS No.167, Amendments to FASB Interpretation No. 46).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We will adopt ASC 810 in fiscal 2010. We do not expect that the adoption of ASC 810 will have a material impact on our financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ). ASC 105-10 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on our financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for us in the first quarter of fiscal year 2010. We do not believe that the adoption of ASU 2010-06 will have a material impact on consolidated our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2009, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, together with the reports thereon of our independent registered public accounting firms, are set forth on pages F-1 to F-26 of this Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon management’s assessment using the criteria contained in COSO, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report thereon set forth on pages F-25, which is incorporated herein by reference.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director(1)	Position
Max Link, Ph.D.	69	III	Director, Chairman of the Board (2) (3) (4)
Steven A. Kriegsman	68	II	Director, Chief Executive Officer, President
Marvin R. Selter	82	II	Director, Vice Chairman of the Board (2) (3) (4)
Louis Ignarro, Ph.D.	68	I	Director
Joseph Rubinfeld, Ph.D.	77	I	Director
Richard L. Wennekamp	67	II	Director (2) (3) (4)
John Caloz	58	—	Chief Financial Officer
Daniel Levitt, M.D., Ph.D.	62	—	Chief Medical Officer
D. Scott Geyer	55	—	Sr. Vice President-Manufacturing
D. Scott Wieland	50	—	Sr. Vice President-Drug Development
Benjamin S. Levin	33	—	General Counsel, Vice President — Legal Affairs and Corporate Secretary
David J. Haen	31	—	Vice President – Business Development
____________

(1)
Our Class I directors serve until the 2010 annual meeting of stockholders, our Class II directors serve until the 2011 annual meeting of stockholders, and our Class III director serves until the 2012 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Selter is the Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Mr. Wennekamp is Chairman of the Committee.

(4)	Members of our Compensation Committee. Mr. Wennekamp is Chairman of the committee.

Max Link, Ph.D has been a director since 1996. Dr. Link has been retired from business since 2003. From March 2002 until its acquisition by Zimmer Holdings, Dr. Link served as Chairman and CEO of Centerpulse, Ltd.  From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange Ltd. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Alexion Pharmaceuticals, Inc., Celsion Corporation, Inc. and Discovery Laboratories, Inc., and in the past five years, also served as a director of Access Pharmaceuticals, Inc., Cell Therapeutics, Inc., Columbia Laboratories, Inc., Human Genome Sciences, Inc. and Protein Design Laboratories, Inc.

Dr. Link has extensive executive-level experience with a number of large pharmaceutical companies, including Sandoz Pharma, Ltd.  In these positions, he was responsible for major strategic and other business initiatives, including new drug development, acquisitions and dispositions of new drug candidates and other technology, licensing, marketing and distribution agreements and other key contractual strategic arrangements that affect, or are likely to affect, our company’s own business efforts.  As an executive officer and board member of these other companies, he has experience with the regulatory schemes in foreign jurisdictions and also has been exposed to different approaches to corporate governance matters, potential conflicts of interest, and similar matters, which enables him to offer importance guidance to our Board of Directors.

Steven A. Kriegsman has been CytRx’s President and Chief Executive Officer and a director since July 2002. He also serves as a director of CytRx’s 36% owned affiliate, RXi Pharmaceuticals Corporation. He previously served as Director and Chairman of Global Genomics from June 2000. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. He has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past five years, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a BS degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors’ College.  Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been a guest speaker and lecturer at various universities including California Institute of Technology (Caltech), Brown University, and New York University.  Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, and the Palisades-Malibu YMCA.

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

Mr. Selter has founded, operated, and grown his own successful businesses, which gives him a valuable insight into the financial constraints and operational challenges facing companies in the development stage and as they mature.  He also has many years of involvement in various governmental agencies and charitable organizations, which affords him an important perspective on the business regulatory process and capital-raising activities.  In addition, he has significant education and work experience in accounting and financial matters that he is able to utilize as the named financial expert on our Audit Committee.

Louis Ignarro, Ph.D. has been a director since July 2002. He previously served as a director of Global Genomics since November 20, 2000. Dr. Ignarro serves as the Jerome J. Belzer, M.D. Distinguished Professor of Pharmacology in the Department of Molecular and Medical Pharmacology at the UCLA School of Medicine. Dr. Ignarro has been at the UCLA School of Medicine since 1985 as a professor, acting chairman and assistant dean. Dr. Ignarro received the Nobel Prize for Medicine in 1998. Dr. Ignarro received a B.S. in pharmacy from Columbia University and his Ph.D. in Pharmacology from the University of Minnesota. Dr. Ignarro is a Nobel Laureate and an esteemed medical researcher whose experience enables him to offer importance scientific guidance to our Board of Directors.

Joseph Rubinfeld, Ph.D. has been a director since July 2002. He co-founded SuperGen, Inc. in 1991 and has served as its Chief Executive Officer and President and as a director since its inception until December 31, 2003. He resigned as Chairman Emeritus of SuperGen, Inc. on February 8, 2005. Dr. Rubinfeld was also Chief Scientific Officer of SuperGen from 1991 until September 1997. Dr. Rubinfeld is also a founder of JJ Pharma. Dr. Rubinfeld was one of the four initial founders of Amgen, Inc. in 1980 and served as a Vice President and its Chief of Operations until 1983. From 1987 until 1990, Dr. Rubinfeld was a Senior Director at Cetus Corporation and from 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company, International Division in a variety of positions. Dr. Rubinfeld received a B.S. degree in chemistry from C.C.N.Y. and an M.A. and Ph.D. in chemistry from Columbia University.

Dr. Rubinfeld served as a senior executive of several large pharmaceutical companies before leaving to co-found and serve as Chief Executive Officer or in other senior executive capacities with highly successful companies.  Dr. Rubenfeld’s academic training and business experience enhances the breadth and scope of our Board’s oversight of our company’s management, business, strategic relationships, and other activities, while his vision adds to the long-range planning of our Board of Directors and management.

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

Mr. Wennekamp’s senior executive experience in the banking and financial services industry sets him apart from our other directors and adds unique capabilities and a different perspective to the deliberations of our Board of Directors.  As a former Chief Credit Officer at Bank of America and Community Bank, he understands the credit needs, financing requirements, and operational constraints of development-stage and mature businesses.

Daniel Levitt, M.D., Ph.D. joined us in October 2009 as our Chief Medical Officer.  Dr. Levitt brings more than 24 years of senior management experience, having spearheaded numerous drug development programs to commercialization at leading biotechnology and pharmaceutical companies.  Prior to joining CytRx, Dr. Levitt served from January 2007 to February 2009 as Executive Vice President, Research and Development at Cerimon Pharmaceuticals, Inc.  Prior to that, from August 2003 to April 2006, he was Chief Medical Officer and Head of Clinical and Regulatory Affairs at Dynavax Technologies Corporation, managing clinical trials for four programs and overseeing multi-country regulatory strategies.  From August 2002 to July 2003, Dr. Levitt was Chief Operating Officer and Head of Research and Development at Affymax, Inc., and prior to that he spent six years at Protein Design Labs, Inc., completing his tenure as that firm’s President and Head of Research and Development.  Dr. Levitt’s past experience includes a position as Head of Drug Development at Geron Corporation, and Head of the Cytokine Development Unit and Global Clinical Oncology at Sandoz Pharmaceuticals Ltd., and as Director, Clinical Oncology and Immunology at Hoffmann-LaRoche, Inc.  Dr. Levitt graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Brandeis University.  He earned both his M.D. and his Ph.D. in Biology from the University of Chicago Pritzker School of Medicine.  Dr. Levitt has received 10 major research awards and authored or co-authored nearly 200 papers and abstracts.

John Y. Caloz joined us in October 2007 as our Chief Accounting Officer.  In January of 2009 Mr. Caloz was named Chief Financial Officer. He has a history of providing senior financial leadership in the life sciences sector, as Chief Financial Officer of Occulogix, Inc, a NASDAQ listed, a medical therapy company. Prior to that, Mr. Caloz served as Chief Financial Officer of IRIS International Inc., a Chatsworth, CA based medical device manufacturer. He served as Chief Financial Officer of San Francisco-based Synarc, Inc., a medical imaging company, and from 1993 to 1999 he was Senior Vice President, Finance and Chief Financial Officer of Phoenix International Life Sciences Inc. of Montreal, Canada, which was acquired by MDS Inc. in 1999. Mr. Caloz was a partner at Rooney, Greig, Whitrod, Filion & Associates of Saint Laurent, Quebec, Canada, a firm of Chartered Accountants specializing in research and development and high tech companies, from 1983 to 1993. Mr. Caloz, a Chartered Accountant, holds a degree in Accounting from York University, Toronto, Canada.

Scott Wieland, Ph.D, joined CytRx in 2005 as the Vice President, Clinical and Regulatory Affairs and was promoted to the position of Senior Vice President, Drug Development in December 2008. Prior to that, he served in senior level positions in the areas of Drug Development, Clinical and Regulatory Affairs at various biotech firms. He spent five years at NeoTherapeutics, Inc. serving as the Director of Product Development and was later promoted to Vice President of Product Development. From 1990 to 1997, he served as Director of Regulatory Affairs at CoCensys, Inc.  Dr. Wieland has a Ph.D. in Biopsychology and an M.A. in Psychology from the University of Arizona. He has an MBA from Webster University. Dr. Wieland received his B.S. in Physiological Psychology from the University of California, Santa Barbara.

Scott Geyer joined CytRx in November 2009 as our Senior Vice President, Manufacturing.  Prior to joining CytRx, he served since May 2009, and also from May 2007 through November 2008, as Vice President, Technical Operations at Cerimon Pharmaceuticals, Inc.  He previously served from December 2008 through April 2009 as Senior Vice President, Technical Operations & Product Development at TRF Pharma, Inc., from October 2004 through April 2007 as Vice President, Technical Operation at Xencor, Inc., and from October 2003 through February 2004 as Vice President, Manufacturing and Process Development at BioMarin Pharmaceuticals Inc.  Mr. Geyer's past experience includes holding senior positions at Onyx Pharmaceuticals and Protein Design Labs, Inc., as well as positions at Ares-Sorono Group and SmithKline Beckman, among others.  Mr. Geyer has co-authored numerous publications in peer-reviewed journals.  He holds an M.S. in veterinary microbiology from Texas A&M University and a B.S. in microbiology from the University of Southwestern Louisiana

Benjamin S. Levin, has been our General Counsel, Vice President — Legal Affairs and Corporate Secretary since July 2004. From November 1999 to June 2004, Mr. Levin was an associate in the transactions department of the Los Angeles office of O’Melveny & Myers LLP. Mr. Levin received his S.B. in Economics from the Massachusetts Institute of Technology, and a J.D. from Stanford Law School.

David J. Haen joined CytRx in October 2003 as Director of Business Development and was promoted to Vice President of Business Development in December 2007.  From 1999 to 2003, Mr. Haen worked as an associate for Kriegsman Capital Group LLC, a financial advisory firm focused on emerging companies in the life sciences field.  Mr. Haen received a B.A. in Communications and Business from Loyola Marymount University.

Diversity

Our board of directors, acting through the Nomination and Governance Committee, is responsible for assembling for shareholder consideration a group of director-nominees that, taken together, have the experience, qualifications, attributes, and skills appropriate for functioning effectively as a board. The Nomination and Governance Committee periodically reviews the composition of the board of directors in light of the company’s changing requirements, its assessment of the board of directors’ performance, and the input of shareholders and other key constituencies. The Nomination and Governance  Committee looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to board service. In addition, the Nomination and Governance Committee seeks to include on the board of directors a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the board of directors confronts. These individual qualities can include matters such as experience in the company’s industry, technical experience (i.e., medical or research expertise), experience gained in situations comparable to the company’s, leadership experience, and relevant geographical diversity.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors currently has three committees. The Audit Committee, Compensation Committee, and Nomination and Governance Committee consist of Messrs. Selter, Link, and Wennekamp. Such committees operate under a formal charter, copies of which are available on our website at www.cytrx.com, that governs their duties and conduct.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required under Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that our directors and executive officers and greater than 10% shareholders for 2009 complied with all applicable Section 16(a) filing requirements.

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

Board Leadership Structure

Our Board has placed the responsibilities of Chairman with an independent nonexecutive member of the Board, which we believe provides better accountability between the Board and our management team.  We believe it is beneficial to have an independent Chairman whose sole responsibility to us is guiding our Board members as they provide leadership to our executive team.  Our Chairman is responsible for communication among the directors; setting the Board meeting agendas in consultation with the President and Chief Executive Officer; and presiding at Board meetings, executive sessions and stockholder meetings.  This delineation of duties allows the President and Chief Executive Officer to focus his attention on managing the day-to-day business of the company.  We believe this structure provides strong leadership for our Board, while positioning our President and Chief Executive Officer as the leader of the company in the eyes of our employees and other stakeholders.

Board of Directors Role in Risk Oversight

In connection with its oversight responsibilities, our board of directors, including the Audit Committee, periodically assesses the significant risks that we face.  These risks include, but are not limited to, financial, technological, competitive, and operational risks. Our board of directors administers its risk oversight responsibilities through our Chief Executive Officer and Chief Financial Officer, who review and assess the operations of our business as well as operating management’s identification, assessment and mitigation of the material risks affecting our operations.

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

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve the company’s business goals, including goals related to the development of the our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. However, during 2009, the Compensation Committee obtained two third-party industry compensation surveys and used them in its compensation deliberations regarding cash and equity compensation for our executive officers. The Compensation Committee utilized this data to set compensation for our executive officers at levels targeted at or around the third quartile of compensation amounts provided to executives at comparable companies considering each individual’s individual experience level related to their position with us. There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation.

2009 Executive Compensation Components

For 2009, the principal components of compensation for the named executive officers were:

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

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the company’s available resources and the Compensation Committee’s assessment of the individual’s performance. Both assessments are based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. Base salaries for the named executive officers in 2009 were increased from the base salaries in effect during the prior year by amounts ranging from 15% for our Vice President – Legal Affairs and our Senior Vice President – Drug Development, to 18% for our President and Chief Executive Officer and our Chief Financial Officer.

Annual and Special Bonuses

The Compensation Committee has not established an incentive compensation program with fixed performance targets. Because we do not generate significant revenues and have not commercially released any products, the Compensation Committee bases its discretionary compensation awards on the achievement of product development targets and milestones, efforts related to extraordinary transactions, effective fund-raising efforts, and effective management of personnel and capital resources, among other criteria. During 2009, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $450,000, and granted cash bonuses to the other named executive officers ranging from $0 to $80,000, principally based on their efforts in helping us advance the development of our products and raise capital.

Equity Incentive Compensation

As indicated above, the Compensation Committee also aims to encourage the company’s executive officers to focus on long-term company performance by allocating to them stock options that vest over a period of several years. In 2009, the Compensation Committee granted to Mr. Kriegsman nonqualified options to purchase 750,000 shares of our common stock at a price of $1.05 per share, which equaled the closing market price on the date of grant. The option vests monthly over three years, provided that Mr. Kriegsman continues in our employ through such monthly vesting periods. In addition, in connection with the annual review of our other named executive officers, the Compensation Committee also granted stock options to those named executive officers. All of these other stock options had an exercise price equal to the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods.

Retirement Plans, Perquisites and Other Personal Benefits

We have adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. We did not make any matching contribution to the 401(k) Plan for 2009.  Matching and profit-sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

We do not provide any of our executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. As required by his employment agreement, during 2009 we paid insurance premiums with respect to a life insurance policy for Mr. Kriegsman which had a face value of approximately $1.4 million as of December 31, 2009 and under which Mr. Kriegsman’s designee is the beneficiary.

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

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the ten-year option term. Vesting and exercise rights cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Our board of directors has granted our President and Chief Executive Officer discretion to grant up to 100,000 options to employees upon joining our company, and to make grants from an additional “discretionary pool” of up to 100,000 options during each annual employee review cycle. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones (such as commencement and completion of clinical trials) and attaining other annual corporate goals and objectives. On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of bonus stock, restricted stock and restricted stock units.

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

Benchmarking

The Compensation Committee does not attempt to establish or measure executive compensation against any benchmarks. With certain exceptions, our company’s compensation policies are not related specifically to our company’s performance, which is just one of the factors considered by us and our Compensation Committee in establishing base salaries and awarding discretionary compensation.  We have not established any policy regarding recoupment, or “clawback,” of any performance-based compensation in the event our company’s historical performance is subsequently revised or restated in a way that would have produced a lower compensation amount.  We also have not relied upon wealth accumulation analyses, or “tally sheets,” or internal pay equity analyses in making executive compensation decisions.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Max Link, Ph.D., Marvin R. Selter and Richard L. Wennekamp all served as members of the Compensation Committee during 2009.

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

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2009, 2008 and 2007 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2009, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
President and Chief Executive Officer	2009	550,000	450,000	906,000	10,000	1,916,000
	2008	551,000	150,000	517,800	10,000	1,228,800
	2007	524,767	300,000	1,328,600	—	2,153,367
John Y. Caloz
Chief Financial Officer and Treasurer	2009	275,000	80,000	137,750	—	492,750

Daniel Levitt, M.D., M.D., Ph.D.
Chief Medical Officer	2009	83,894	—	405,000	—	488,894

Benjamin S. Levin General Counsel,
General Counsel, Vice President — Legal	2009	276,000	75,000	119,100	—	470,100
Affairs and Secretary	2008	276,000	55,000	125,300	—	456,300
	2007	250,000	100,000	407,000	—	730,000
Scott Wieland, Ph.D.
Senior Vice President – Drug Development	2009	275,000	75,000	105,750	—	455,750
	2008	255,500	73,250	28,580	—	372,480
	2007	134,000	35,000	447,925	—	587,750
____________

(1)
Bonuses to the named executive officers reported above relating to 2009 were paid in December 2009. Bonuses to the named executive officers reported above relating to 2008 were paid in December 2008. Bonuses to the named executive officers reported above relating to 2007 were paid in April 2008.

(2)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”.  At the 2009 Annual Meeting of Stockholders held on July 1, 2009, the Company’s stockholders approved an amendment to the Company’s 2000 Long-Term Incentive Plan to allow for a one-time stock option re-pricing program for employees and officers.  Pursuant to the re-pricing program, 3,265,500 eligible stock options held by ten eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of CytRx’s common stock as reported on The NASDAQ Capital Market on the July 1, 2009 completion date of the re-pricing program, and to impose a new option vesting schedule.  The values in this column include the incremental  increase in the fair value of the re-priced options over the fair value of the original award. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 15 of the Notes to Financial Statements included in this Annual Report.

(3)	This amount represents life insurance premiums.

2009 Grants of Plan-Based Awards

In 2009, we granted stock options to our named executive officers under our 2000 Long-Term Incentive Plan and 2008 Stock Incentive Plan as follows:

2008 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
Steven A. Kriegsman	12/10/2009	750,000	$1.05	$609,000
President and Chief Executive Officer

John Y. Caloz	12/10/2009	125,000	$1.05	$101,500
Chief Financial Officer and Treasurer	1/2/2009	50,000	0.30	11,750

Daniel Levitt, M.D., Ph.D.	10/12/2009	500,000	$1.06	$405,000
Chief Medical Officer

Benjamin S. Levin	12/10/2009	100,000	$1.05	$81,200
General Counsel, Vice President — Legal Affairs and Secretary

Scott Wieland, Ph.D.	12/10/2009	100,000	$1.05	$81,200
Senior Vice President – Drug Development
____________

2000 Long-Term Incentive Plan and 2008 Stock Incentive Plan

The purpose of our 2000 Long-Term Incentive Plan, or 2000 Plan, and our 2008 Stock Incentive Plan, or 2008 Plan, is to promote our success and enhance our value by linking the personal interests of our employees, officers, consultants and directors to those of our stockholders. The 2000 Plan was originally adopted by our Board of Directors on August 24, 2000 and by our stockholders on June 7, 2001, with certain amendments to the Plan having been subsequently approved by our Board of Directors and stockholders. On May 11, 2009, our Board of Directors approved an amendment to the 2000 Plan to allow for a one-time stock option re-pricing program for our employees.  The 2008 Plan was adopted by our Board of Directors on November 21, 2008 and by our stockholders on July 1, 2009.

2000 Plan and 2008 Plan Descriptions

The 2000 Plan and the 2008 Plan, or the Plans, are administered by the Compensation Committee of our Board of Directors. The Compensation Committee has the power, authority and discretion to:

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

Awards

The following is summary description of financial instruments that may be granted to participants by the Compensation Committee of our Board of Directors. The Compensation Committee to date has only granted stock options to participants in the Plans.

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

Performance Units. The Compensation Committee may grant under the 2000 Plan performance units on such terms and conditions as may be selected by the Compensation Committee. The Compensation Committee will have the complete discretion to determine the number of performance units granted to each participant and to set performance goals and other terms or conditions to payment of the performance units which, depending on the extent to which they are met, will determine the number and value of performance units that will be paid to the participant.

Dividend Equivalents. The Compensation Committee is authorized to grant under the 2000 Plan dividend equivalents to participants subject to such terms and conditions as may be selected by the Compensation Committee. Dividend equivalents entitle the participant to receive payments equal to dividends with respect to all or a portion of the number of shares of common stock subject to an option or other award, as determined by the Compensation Committee. The Compensation Committee may provide that dividend equivalents be paid or distributed when accrued or be deemed to have been reinvested in additional shares of common stock, or otherwise reinvested.

Other Stock-Based Awards. The Compensation Committee may grant other awards under the 2000 Plan that are payable in, valued in whole or in part by reference to, or otherwise based on or related to shares of common stock, as deemed by the Compensation Committee to be consistent with the purposes of the 2000 Plan. These stock-based awards may include shares of common stock awarded as a bonus and not subject to any restrictions or conditions, convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of common stock, and awards valued by reference to book value of shares of common stock or the value of securities of or the performance of our subsidiaries. The Compensation Committee will determine the terms and conditions of any such awards.

Performance Goals. The Compensation Committee in its discretion may determine awards under the 2000 Plan based on:

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

Limitations on Transfer; Beneficiaries. Awards under the Plans may not be transferred or assigned by participants other than by will or the laws of descent and distribution and, in the case of an incentive stock option, pursuant to a qualified domestic relations order, provided that the Compensation Committee may (but need not) permit other transfers where the Compensation Committee concludes that such transferability (1) does not result in accelerated taxation, (2) does not cause any option intended to be an incentive stock option to fail to qualify as such, and (3) is otherwise appropriate and desirable, taking into account any factors deemed relevant, including any state or federal tax or securities laws or regulations applicable to transferable awards. A participant may, in the manner determined by the Compensation Committee, designate a beneficiary to exercise the participant’s rights and to receive any distribution with respect to any award upon the participant’s death.

Acceleration Upon Certain Events. In the event of a “Change in Control” of CytRx, which is a term defined in the Plans, all outstanding options and other awards in the nature of rights that may be exercised will become fully vested and exercisable and all restrictions on all outstanding awards will lapse. The Compensation Committee may, however, in its sole discretion declare all outstanding options, stock appreciation rights and other awards in the nature of rights that may be exercised to become fully vested and exercisable, and all restrictions on all outstanding awards to lapse, in each case as of such date as the Compensation Committee may, in its sole discretion, declare. The Compensation Committee may discriminate among participants or among awards in exercising such discretion.

Termination and Amendment

Our Board of Directors or the Compensation Committee may, at any time and from time to time, terminate or amend the Plans without stockholder approval; provided, however, that our board or the Compensation Committee may condition any amendment on the approval of our stockholders if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations. No termination or amendment of the Plans may adversely affect any award previously granted without the written consent of the participants affected. The Compensation Committee may amend any outstanding award without the approval of the participants affected, except that no such amendment may diminish the value of an award determined as if it has been exercised, vested, cashed in or otherwise settled on the date of such amendment, and, except as otherwise permitted in the Plan, the exercise price of any option may not be reduced and the original term of any option may not be extended.

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2009 by each of our named executive officers were issued under our 2000 Plan, except for the most recent equity award to Mr. Kriegsman, which was issued under our 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2009:

2009 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercis Price (3)	Option Expiration
Name	Exercisable	Unexercisable		($)	Date
Steven A. Kriegsman	—	(1)	750,000	1.05	12/10/19
President and Chief Executive Officer	99,972	(1)	200,028	0.37	11/21/18
	250,056	(1)	199,944	1.15	4/07/18
	252,805	(1)	97,195	1.15	4/18/17
	200,000	(1)	—	1.15	6/16/16
	300,000	(1)	—	0.79	5/17/15
	250,000	(2)	—	1.15	6/19/13
	750,000	(2)	—	1.15	6/20/13

John Y. Caloz	—	(1)	125,000	1.05	12/10/19
Chief Financial Officer and Treasurer	15,288	(1)	34,713	0.30	01/02/19
	8,335	(2)	16,665	1.15	04/07/18
	8,335	(2)	16,665	1.15	12/06/17
	25,005	(2)	49,995	1.15	10/26/17

Daniel Levitt, M.D., Ph.D.	27,910	(1)	472,090	1.06	11/21/18
Chief Medical Officer

Benjamin S. Levin	—	(1)	100,000	1.05	12/10/19
General Counsel, Vice President — Legal	36,100	(1)	63,900	0.37	11/21/18
Affairs and Secretary	30,575	(1)	69,425	1.15	4/07/18
	72,230	(1)	27,770	1.15	4/18/17
	90,000	(1)	—	1.15	6/16/16
	150,000	(1)	—	0.79	5/17/15
	160,000	(2)	—	1.15	7/15/14

Scott Wieland, Ph.D.	—	(1)	100,000	1.05	12/10/19
Senior Vice President – Drug Development	8,335	(2)	16,665	1.15	11/21/18
	8,335	(2)	16,665	1.15	12/06/17
	50,000	(2)	25,000	1.15	4/30/17
____________

(1)	These options vest in 36 equal monthly installments, subject to the option holder’s remaining in our continuous employ through such dates.

(2)	These options vest in three annual installments, subject to the option holder’s remaining in our continuous employ through such dates.

(3) The reported options with prices of $1.15 were re-priced to that exercise price on July 1, 2009 at $1.15.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2009.

Employment Agreements and Potential Payment upon Termination or Change in Control

Employment Agreement with Steven A. Kriegsman

Mr. Kriegsman is employed as our Chief Executive Officer and President pursuant to an employment agreement that was amended as of May 2009 to continue through December 31, 2012. The employment agreement will automatically renew in December 2012 for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.

Under his employment agreement as amended, Mr. Kriegsman is entitled to receive an annual base salary of $650,000. Our board of directors (or its Compensation Committee) will review the base salary annually and may increase (but not decrease) it in its sole discretion. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. Pursuant to his employment agreement with us, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and President and that he may continue to serve as Chairman of the Kriegsman Group only so long as necessary to complete certain current assignments.

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

Employment Agreement with Daniel Levitt, M.D., Ph.D.

Daniel Levitt is employed as our Chief Medical Officer pursuant to an employment agreement dated as of October 12, 2009 that expires on December 31, 2010. Dr. Levitt is entitled under his employment agreement to receive an annual base salary of $375,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion, but not to be less than 25% of his 2010 base salary. As an incentive to enter into his employment agreement, we granted Dr. Levitt a ten-year non-qualified stock option under our 2000 Long-Term Incentive Plan to purchase up to 500,000 shares of our common stock at an exercise price of $1.06 per share, which equaled the market price of our common stock on October 12, 2009 as reported in The NASDAQ Capital Market.  The option will vest ratably in 36 equal monthly installments commencing on the first monthly anniversary of the grant date and continuing on each successive monthly anniversary of the grant date until the option becomes fully vested, subject to Mr. Geyer remaining in our continuous employ through such monthly vesting periods.

In the event we terminate Dr. Levitt’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 1, 2010 that expires on December 31, 2010. Mr. Caloz is entitled under his employment agreement to receive an annual base salary of $325,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.

In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with Scott Wieland, Ph.D.

Scott Wieland is employed as our Senior Vice President — Drug Development pursuant to an employment agreement dated as of January 1, 2010 that expires on December 31, 2010. Dr. Wieland is paid an annual base salary of $315,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.

In the event we terminate Dr. Wieland’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Benjamin S. Levin

Benjamin S. Levin is employed as our Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement dated as of January 1, 2010 that expires on December 31, 2010. Mr. Levin is paid an annual base salary of $315,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.

In the event we terminate Mr. Levin’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Scott Geyer

Scott Geyer is employed as our Senior Vice President — Manufacturing pursuant to an employment agreement dated as of November 30, 2009 that expires on December 31, 2010. Mr. Geyer is paid an annual base salary of $290,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. As an incentive to enter into his employment agreement, we granted Mr. Geyer a ten-year non-qualified stock option under our 2000 Long-Term Incentive Plan to purchase up to 150,000 shares of our common stock at an exercise price of $0.96 per share, which equaled the market price of our common stock on November 30, 2009 as reported in The NASDAQ Stock Market.  The option will vest ratably in36 equal monthly installments commencing on the first monthly anniversary of the grant date and continuing on each successive monthly anniversary of the grant date until the option becomes fully vested, subject to Mr. Geyer remaining in our continuous employ through such monthly vesting periods.

In the event we terminate Mr. Geyer’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment(4)	1,100,000	1,100,000	1,100,000	1,100,000	—
President and Chief	Stock Options (1)	—	—	—	—	—
Executive Officer	Health Insurance (2)	87,420	87,420	—	87,420	87,420
	Life Insurance	10,000	10,000	—	10,000	—
	Bonus	300,000	300,000	300,000	300,000	—
	Tax Gross Up (3)	—	0	—	—	—
John Y. Caloz	Severance Payment(4)	137,500	137,500	—	—	—
Chief Financial Officer	Stock Options (1)	—	—	—	—	—
Daniel Levitt, M.D., Ph.D.	Severance Payment(4)	187,500	187,500	—	—	—
Chief Medical Officer	Stock Options (1)	—	—	—	—	—
Benjamin S. Levin	Severance Payment	137,500	137,500	—	—	—
General Counsel, Vice	Stock Options (1)	—	—	—	—	—
President — Legal
Affairs and Secretary
Scott Wieland, Ph.D.	Severance Payment(4)	137,500	137,500	—	—	—
Senior Vice President –	Stock Options (1)	—	—	—	—	—
Drug Development
____________

(1)
Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2009, determined by the aggregate difference between the stock price as of December 31, 2009 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2009 for the family health benefits provided to Mr. Kriegsman for a period of two years.

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

(4)	Severance payments are prescribed by our employment agreements with the named executive officers and represent a factor of their annual base compensation ranging from six months to two years.

Compensation of Directors

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2009:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Max Link, Ph.D.	132,250	44,400	176,650
Chairman
Marvin R. Selter	112,250	44,400	156,650
Vice Chairman
Louis Ignarro, Ph.D.	37,500	44,400	81,900
Director
Joseph Rubinfeld, Ph.D.	79,000	44,400	123,400
Director
Richard L. Wennekamp	112,250	44,400	156,650
Director
____________

(1)
Steven A. Kriegsman does not receive additional compensation for his role as a Director. For information relating to Mr. Kriegsman’s compensation as President and Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for attendance at meetings during the year.

(3)
In July 2009, we granted stock options to purchase 50,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director, which had a grant date fair value of $44,400 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2000 Long-Term Incentive Plan, which is described in Note 15 of the Notes to Consolidated Financial Statements.

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors’ current compensation schedule has been in place since May 2009. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of stockholders. The annual retainer year period has been in place for directors since 2003. Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.

Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $12,500 for the Chairman of the Board, $5,000 for the Chairman of the Audit Committee, and $1,500 for the Chairmen of the Nomination and Governance Committee and the Compensation Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee attended, and $1,000 for each other committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee or the Compensation Committee attended and an additional $2,500 for each meeting attended of the audit committee. In July 2009, we granted stock options to purchase 50,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director. The options were vested, in full, upon grant.

Joseph Rubinfeld, Ph.D. Consulting Agreement

On December 2, 2008, we entered into a written consulting agreement with Joseph Rubinfeld, Ph.D., under which Dr. Rubinfeld agrees to serve as our Chief Scientific Advisor. In exchange, we granted to Dr. Rubinfeld under our 2008 Stock Incentive Plan a ten-year stock option to purchase up to 350,000 shares of our common stock at an exercise price of $0.35 per share, which equaled the market price of our common stock as of the grant date. The stock option vested immediately upon grant as to 50,000 of the option shares and will vest as to the remaining option shares in 36 equal monthly installments, subject in each case to Dr. Rubinfeld remaining in our service through such dates. We also agree in the consulting agreement to pay Dr. Rubinfeld a monthly fee of $1,000. The consulting agreement is terminable at any time by either party upon notice to the other party.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 12, 2010 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 12, 2010 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 108,908,105 shares of our common stock outstanding as of March 12, 2010, excluding treasury shares. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Louis Ignarro, Ph.D.(1)	618,916	*
Steven A. Kriegsman(2)	6,305,808	5.7%
Max Link, Ph.D.(3)	239,519	*
Joseph Rubinfeld, Ph.D.(4)	177,000	*
Marvin R. Selter(5)	522,451	*
Richard L. Wennekamp(6)	170,000	*
Dan Levitt, M.D., Ph.D.(7)	83,334	*
John Y. Caloz (8)	113,197	*
Scott Wieland, Ph.D.(9)	122,502	*
Benjamin S. Levin(10)	608,350	*
All executive officers and directors as a group (eleven persons)(11)	8,981,912	7.9%
____________

(1)	Includes 527,000 shares subject to options or warrants.

(2)	Includes 2,284,708 shares subject to options or warrants. Mr. Kriegsman’s address is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049.

(3)	Includes 184,543 shares subject to options or warrants.

(4)	Includes 177,000 shares subject to options or warrants.

(5)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover. Includes 165,000 shares subject to options or warrants owned by Mr. Selter.

(6)	Includes 165,000 shares subject to options or warrants.

(7)	Includes 83,334 shares subject to options or warrants.
(8)   Includes 113,197 shares subject to options or warrants.

(9)           Includes 122,502 shares subject to options or warrants.

(10)	Includes 608,350 shares subject to options or warrants.

(11)	Includes 4,451,469 shares subject to options or warrants.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2009, 2008 and 2007.

Audit Fees

The fees for 2009 and 2008 billed to us by BDO for professional services rendered for the audit of our annual consolidated financial statements and internal controls over financial reporting were $383,500 and $350,311, respectively.

Audit-Related Fees

BDO rendered $25,175 of  assurance and other related services in 2009, and $152,262 of assurance and other related services in 2008, which included services relating to our shelf registration with the SEC and the Innovive acquisition.

Tax Fees

The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $33,260 and $39,000 for 2009 and 2008, respectively.

All Other Fees

No other services were rendered by BDO for 2009 or 2008.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2009 and 2008.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this 10-K:

(1) Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-26 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(2) Financial Statement Schedules

The following financial statement schedule is set forth on page F-26 of this Annual Report.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(b)      Exhibits

See Exhibit Index on page 66 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit Number	Description	Footnote
3.1	Amended and Restated Certificate of Incorporation, as amended	(a)

3.2	Restated By-Laws, as amended	(a)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company as Rights Agent	(b)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement	(e)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement	(r)

4.4	Warrant issued on May 10, 2004 to MBN Consulting, LLC	(i)

4.5	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the October 4, 2004 private placement	(j)

4.6	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the January 2005 private placement	(k)

4.7	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the March 2006 private placement	(p)

4.8	Securities Purchase Agreement, dated July 24, 2009, by and among CytRx Corporation and the purchasers listed on the signature pages thereto	(z)

4.9	Form of Common Stock Purchase Warrant to be issued by CytRx Corporation to purchasers under the Securities Purchase Agreement	(z)

10.1*	1994 Stock Option Plan, as amended and restated	(c)

10.2*	1998 Long-Term Incentive Plan	(d)

10.3*	2000 Long-Term Incentive Plan	(e)

10.4*	Amendment No. 1 to 2000 Long-Term Incentive Plan	(g)

10.5*	Amendment No. 2 to 2000 Long-Term Incentive Plan	(g)

10.6*	Amendment No. 3 to 2000 Long-Term Incentive Plan	(h)

10.7*	Amendment No. 4 to 2000 Long-Term Incentive Plan	(h)

10.8*	2008 Stock Incentive Plan	(y)

10.9†	License Agreement dated December 7, 2001 by and between CytRx Corporation and Vical Incorporated	(f)

10.10†	Agreement between CytRx Corporation and Dr. Robert Hunter regarding SynthRx, Inc dated October 20, 2003	(h)

10.11	Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(h)

10.12	Assignment to CytRx Corporation effective July 1, 2003 of Office Lease between The Kriegsman Group and Douglas Emmett, dated April 13, 2000	(h)

10.13	Asset Sale and Purchase Agreement dated October 4, 2004, by and among CytRx Corporation, Biorex Research & Development, RT and BRX Research and Development Company Ltd	(j)

10.14	Sublease dated March 14, 2005 between Innovive Pharmaceuticals, Inc. and Friedman, Billings, Ramsey Group, Inc.	(l)

10.15*	Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman	(m)

10.16	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(n)

10.17†	License Agreement dated December 28, 2005 between Innovive Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd.	(l)

10.18†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	(o)

10.19	Royalty Agreement dated August 28, 2006 between CytRx Corporation and Kenneth Council, as Trustee of the ALS Charitable Remainder Trust	(q)

10.20†	License Agreement dated December 6, 2006 between Innovive Pharmaceuticals, Inc. and TMRC Co., Ltd.	(s)

10.21	Contribution Agreement, dated as of January 8, 2007, between CytRx Corporation and RXi Pharmaceuticals Corporation	(t)

10.22	Voting agreement, dated as of January 10, 2007, between CytRx Corporation and the University of Massachusetts	(t)

10.23
Stockholders agreement, dated February 23, 2007, among CytRx Corporation, RXi Pharmaceuticals Corporation, Craig C. Mello, Ph.D., Tariq Rana, Ph.D., Gregory J. Hannon, Ph.D., and Michael P. Czech, Ph.D
(t)

10.24	Form of Purchase Agreement, dated as of April 17, 2007, by and between CytRx Corporation and each of the selling stockholders named therein	(u)

10.25	Contribution Agreement, dated as of April 30, 2007, between CytRx Corporation and RXi Pharmaceuticals Corporation	(t)

10.26	Lease dated July 20, 2007, between CytRx Corporation and BMR-3030 Bunker Hill Street LLC	(v)

10.27	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	(w)

10.28	Loan and Security Agreement, dated as of June 6, 2008, between CytRx Corporation and Innovive Pharmaceuticals, Inc.	(w)

10.29	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(y)

10.30	Amendment to Contribution Agreement, dated July 28, 2008, between CytRx Corporation and RXi Pharmaceuticals Corporation	(x)

10.31
Amendment to Stockholders Agreement, dated July 28, 2008, among CytRx Corporation, RXi Pharmaceuticals Corporation, and Michael P. Czech, PhD., Gregory J. Hannon, Ph.D., Craig C. Mello, PhD., and Tariq M. Rana, Ph.D.
(x)

10.32	Sub-Sublease dated December 4, 2008, by and between CytRx Oncology Corporation and Red Pine Advisors LLC	(y)

10.33	Investment Banking Agreement, dated January 29, 2009, by and between CytRx Corporation and Legend Securities, Inc.	(y)

10.34*	Employment Agreement dated October 12, 2009 between CytRx Corporation and Daniel Levitt, M.D., Ph.D.	(aa)

10.35*	Employment Agreement dated November 30, 2009, between CytRx Corporation and Scott Geyer

10.36	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(bb)

10.37*	Employment Agreement dated January 1, 2010, between CytRx Corporation and Benjamin S. Levin

10.38*	Employment Agreement dated January 1, 2010, between CytRx Corporation and Scott Wieland

10.39*	Employment Agreement dated January 1, 2010, between CytRx Corporation and John Y. Caloz

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

* Indicates a management contract or compensatory plan or arrangement.

† Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2008

(b)	Incorporated by reference to the Registrant’s 8-K filed on April 17, 1997

(c)	Incorporated by reference to the Registrant’s 10-Q filed on August 14, 1997

(d)	Incorporated by reference to the Registrant’s Proxy Statement filed on April 30, 1998

(e)	Incorporated by reference to the Registrant’s Form 10-K filed on March 27, 2001

(f)	Incorporated by reference to the Registrant’s Form 8-K filed on December 21, 2001

(g)	Incorporated by reference to the Registrant’s Proxy Statement filed June 11, 2002

(h)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004

(i)	Incorporated by reference to the Registrant’s 10-Q filed on August 16, 2004

(j)	Incorporated by reference to the Registrant’s 8-K filed on October 5, 2004

(k)	Incorporated by reference to the Registrant’s 8-K filed on January 21, 2005

(l)	Incorporated by reference to the Innovive Pharmaceuticals Form 10 filed on April 20, 2006

(m)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005

(n)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005

(o)	Incorporated by reference to the Innovive Pharmaceuticals 10-Q filed on November 14, 2006

(p)	Incorporated by reference to the Registrant’s 8-K filed on March 3, 2006

(q)	Incorporated by reference to the Registrant’s 10-Q filed on November 13, 2006

(r)	Incorporated by reference to the Registrant’s 10-K filed on April 2, 2007

(s)	Incorporated by reference to the Innovive Pharmaceuticals 10-K filed on March 21, 2007

(t)	Incorporated by reference to the Registrant’s 10-Q filed on May 10, 2007

(u)	Incorporated by reference to the Registrant’s 8-K filed on April 18, 2007

(v)	Incorporated by reference to the Registrant’s 10-Q filed on August 9, 2007

(w)	Incorporated by reference to the Registrant’s 8-K filed on June 9, 2008

(x)	Incorporated by reference to the Registrant’s 10-Q filed on August 11, 2008

(y)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2009

(z)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2009

(aa)	Incorporated by reference to the Registrant’s 10-Q filed on November 9, 2009

(bb	Incorporated by reference to the Registrant’s 8-K filed on December 4, 2009

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 12, 2010	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,893,590	$25,041,772
Marketable securities	22,750,000	—
Receivable	139,680	127,280
Income taxes recoverable	519,158	215,623
Interest receivable	130,779	—
Assets held for sale	73,634	—
Prepaid expenses and other current assets	1,088,074	486,609
Total current assets	34,594,915	25,871,284
Equipment and furnishings, net	174,959	1,835,052
Molecular library, net	—	103,882
Goodwill	183,780	183,780
Other assets	323,235	330,032
Total assets	$35,276,889	$28,324,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,066,055	$668,422
Accrued expenses and other current liabilities	2,492,450	2,556,904
Warrant liability	3,370,701	—
Deferred revenue, current portion	—	1,817,600
Total current liabilities	6,929,206	5,042,926
Deferred revenue, non-current portion	—	7,582,797
Total liabilities	6,929,206	12,625,723
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 109,538,821 and 93,978,448 shares issued and outstanding at December 31, 2009 and 2008, respectively	109,539	93,978
Additional paid-in capital	227,441,591	210,007,468
Treasury stock, at cost (633,816 shares held, at December 31, 2009 and 2008, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(196,924,209)	(192,123,901)
Total stockholders’ equity	28,347,683	15,698,307
Total liabilities and stockholders’ equity	$35,276,889	$28,324,030

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenue:
Service revenue	$9,400,397	$6,166,150	$7,241,920
Licensing revenue	100,000	100,000	101,000
Grant revenue	—	—	116,118
	9,500,397	6,266,150	7,459,038
Expenses:
Research and development	7,541,998	10,465,591	18,823,802
General and administrative	9,127,845	10,932,522	14,822,142
In-process research and development	—	8,012,154	—
Depreciation and amortization	475,316	624,980	272,229
	17,145,159	30,035,247	33,918,173
Loss before other income	(7,644,762)	(23,769,097)	(26,459,135)
Other income:
Interest and dividend income	349,490	1,203,629	2,663,542
Other income, net	93,950	219,489	1,496,979
Gain on warrant derivative liability	656,905	—	—
Gain on sale of affiliate’s RXi Pharmaceutical shares	1,224,951	—	—
Equity in loss of affiliate – RXi Pharmaceuticals	—	(3,915,514)	—

Net loss before provision for income taxes	(5,319,466)	(26,261,493)	(22,298,614)
Provision for income taxes	519,158	(873,003)	(40,000)
Net loss	(4,800,308)	(27,134,496)	(22,338,614)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	(756,954)	—
Net loss	(4,800,308)	(27,891,450)	(22,338,614)
Add: Loss of noncontrolling interest	—	88,375	448,671
Net loss attributable to CytRx Corporation	$(4,800,308)	$(27,803,075)	$(21,889,943)
Basic and diluted loss per share	$(0.05)	$(0.30)	$(0.26)
Basic and diluted weighted average shares outstanding	99,978,124	91,383,934	84,006,728

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury	Noncontrolling
	Shares Issued	Amount	Capital	Deficit	Stock	Interest	Total
Balance at December 31, 2006	70,788,586	$70,789	$146,961,657	$(140,139,915)	$(2,279,238)	$537,046	5,150,339
Common stock and warrants issued in connection with private placements	8,615,000	8,615	34,239,442	—	—		34,248,057
Issuance of stock options/warrants for compensation, services and licenses			2,402,035	—	—		2,402,035
Options and warrants exercised	10,994,281	10,994	18,778,180	—	—		18,789,174
Issuance of stock options by subsidiary	—	—	1,524,377	—	—		1,524,377
Net loss	—	—	—	(21,889,943)	—	(448,671)	(22,338,614)
Balance at December 31, 2007	90,397,867	$90,398	$203,905,691	$(161,492,812)	$(2,279,238)	$(448,671)	$40,312,414
Issuance of stock options/warrants for compensation, services and licenses	—	—	2,029,209	—	—		2,029,209
Options and warrants exercised	1,006,402	1,006	975,782	—	—		976,788
Common stock issued in connection with the acquisition of Innovive	2,574,179	2,574	2,339,832	—	—		2,342,406
Deemed dividend for anti-dilution adjustment		—	756,954	(756,954)	—		—
Dividend of RXi stock	—	—	—	(2,828,014)	—		(2,828,014)
Net loss	—	—	—	(27,046,121)	—	(88,375)	(27,134,496)
Balance at December 31, 2008	93,978,448	$93,978	$210,007,468	$(192,123,901)	$(2,279,238)	$—	$15,698,307
Common stock and warrants issued in connection with private placements	15,252,040	15,253	14,230,710	—	—		14,245,963
Issuance of stock options/warrants for compensation and services	—	—	2, 867,638	—	—		2,867,638
Common stock issued for services	50,000	50	42,950	—	—		43,000
Options and warrants exercised	258,333	258	292,825	—	—		293,083
Net loss	—	—	—	(4,800,308)	—	—	(5,319,466)
Balance at December 31, 2009	109,538,821	$109,539	$227,441,591	$(196,924,209)	$(2,279,238)	$—	$27,828,525

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss attributable to CytRx Corporation	$(4,800,308)	$(27,046,121)	$(21,889,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	475,316	624,980	272,229
Retirement of fixed assets	103,241	262	—
Interest receivable on marketable securities	—	(48,452)	(172,055)
Loss of noncontrolling interest	—	(88,375)	(448,671)
Fair value adjustment of warrant liability	(656,905)	—	—
Impairment loss on fixed assets	1,187,305	—	—
Equity in loss of affiliate	—	3,915,515	—
Non-cash gain on transfer of RXi common stock	—	(226,579)	—
Gain on sale of affiliate’s shares	(1,224,951)	—	—
Non-cash expense on the acquisition of Innovive’s in-process research & development	—	8,012,154	—
Stock option and warrant expense	2,734,247	2,103,752	3,511,541
Common stock issued for services	43,000	244,860	3,089,639
Changes in assets and liabilities:
Accounts receivable	(12,400)	238,131	4,713
Interest receivable	(130,779)	—	—
Income taxes recoverable	(303,535)	(215,623)	—
Prepaid expenses and other current assets	(461,277)	478,965	(1,214,836)
Accounts payable	397,633	(1,181,116)	757,086
Deferred revenue	(9,400,397)	(6,166,151)	(7,241,919)
Accrued expenses and other current liabilities	(64,454)	(56,146)	978,388
Total adjustments	(7,313,956)	7,636,177	(463,885)
Net cash used in operating activities	(12,114,264)	(19,409,944)	(22,353,828)

Cash flows from investing activities:
Proceeds (Purchase) from sale of marketable securities	(22,750,000)	10,000,000	(9,779,493)
Proceeds from sale of fixed assets	119,929	—	—
Deconsolidation of subsidiary	—	(10,359,278)	—
Proceeds from sale of unconsolidated sub shares	1,224,951	—	—
Cash outlay in the acquisition of Innovive, relating to its accounts payable	—	(5,669,749)	—
Purchases of equipment and furnishings	(195,449)	(994,326)	(1,269,313)
Net cash used in investing activities	(21,600,569)	(7,023,353)	(11,048,806)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	293,083	976,808	18,789,173
Common stock issued in accordance with financing	18,273,568	—	—
Net proceeds from issuances of common stock	—	—	34,248,058
Capital contributions from minority interest	—	—	482,271
Net cash provided by financing activities	18,566,651	976,808	53,519,502

Net increase (decrease) in cash and cash equivalents	(15,148,182)	(25,456,489)	20,116,868
Cash and cash equivalents at beginning of year	25,041,772	50,498,261	30,381,393
Cash and cash equivalents at end of year	$9,893,590	$25,041,772	$50,498,261

Supplemental disclosure of cash flow information:
Cash paid during the years for income taxes	$—	$1,093,764	$183,461
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment through accrued liabilities	$—	$130,955	$233,974
Warrants issued in connection with financing	$4,027,606	$—	$—
Warrants issued for prepaid services	$133,391	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.  See supplemental information on the following page.

Supplemental schedule of non-cash investing and financing activities:

CytRx purchased all of the common stock of Innovive Pharmaceuticals, Inc. in a transaction that for accounting purposes is considered an asset acquisition.  See Note 20 below.  The fair values of Innovive’s assets and liabilities at September 19, 2008, in millions of dollars, are presented below:

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

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s drug development pipeline includes clinical development of three product candidates for cancer indications, including three planned Phase 2 clinical trials for INNO-206 as a treatment for pancreatic cancer, gastric (stomach) cancer and soft tissue sarcomas, two Phase 2 proof-of-concept clinical trials with bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia, or B-CLL, and patients with glioblastoma multiforme, and a registration study of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to its core oncology programs, CytRx is developing two drug candidates based on its molecular chaperone regulation technology, which aim to repair or degrade mis-folded proteins associated with disease. Apart from its drug development programs, CytRx currently maintain a 36% equity interest in its former subsidiary, RXi.  The Company’s current business strategy for its molecular chaperone regulation technology is to seek one or more strategic partnerships, or a possible spin-out transaction.

At December 31, 2009, the Company had cash and cash equivalents of approximately $9.9 million, marketable securities of $22.8 million and held 5,768,881 shares of restricted common stock of RXi Pharmaceuticals Corporation, or RXi, with a market value of $26.4 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, the Company raised approximately $18.3 million, net of fees and expenses, in a registered direct offering, and on September 23, 2009, the Company raised approximately $1.2 million, net of fees, from the sale of 500,000 shares of its common stock of RXi. Management believes that the Company’s current cash on hand, together with its marketable securities and proceeds from possible future sale of RXi common stock, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for 2010 of approximately $18.0 million (unaudited), which includes approximately $3.2 million (unaudited) for its clinical programs for INNO-206, approximately $1.6 million (unaudited) for its clinical programs for bafetinib, approximately $2.5 million (unaudited) for its clinical program for tamibarotene, approximately $1.4 million (unaudited) for its activities for arimoclomol, approximately $2.2 million (unaudited) for general operation of its clinical programs, and approximately $7.1 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The fair value of common stock investment in RXi is subject to market fluctuations that could impact the amount of cash the Company generates from the sale of RXi shares in the future. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — Through February 2008, the Company owned a majority of the outstanding shares of common stock of RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “noncontrolling interests.” In March 2008, the Company distributed to its stockholders approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result of the reduced ownership, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations (see Note 14 below). Because a portion of RXi’s financial results for 2008 and all of RXi’s financial results for 2007 were not recorded by CytRx under the equity method, the Company’s results of operations for the year ended December 31, 2009 are not directly comparable to results of operations for the same periods in prior years.

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

In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to the Company.  The Company has concluded that due to the research and development components of the transaction that it is properly accounted for under ASC 730-20 (previously Statement of Financial Accounting Standards No. 68, Research and Development Arrangements). Accordingly, the Company recorded the value received under the arrangement as deferred service revenue and recognized service revenue using the proportional performance method of revenue recognition, meaning that service revenue was recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. CytRx believes that this method best approximates the efforts expended related to the services provided. The Company adjusted its estimates of expense incurred for this research and development on a quarterly basis.

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

Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, the Company was released from all restrictions on the use of any proceeds previously received by us in connection with the arrangement.  As a result, the Company recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. For the years ended December 31, 2009 and 2008, the Company recognized approximately $9.4 million and $6.2 million, respectively, of service revenue related to this transaction.

Other Income —  The Company realized a net gain of $0.1 million in 2009 on the sub-lease of its New York city rental property inherited on the acquisition of Innovive. In March 2008, the Company recognized a non-cash gain of $0.2 million on the transfer of some RXi common stock to certain employees. In June 2007, the Company recognized $1.5 million of income arising from a fee received pursuant to a change-in-control provision included in the purchase agreement for its 1998 sale of its animal pharmaceutical unit.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Marketable securities — Investment securities held by the Company are classified as available for sale.

Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash and cash equivalents and marketable securities approximate their fair values.

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

Fair Value Measurements — The Company adopted new guidance which is now part of ASC 820-10 (formerly Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157), Fair Value Measurements (“FAS 157”), effective January 1, 2008.  SFAS 157 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements.  The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have an impact on its financial position or operating results.  Beginning January 1, 2008, assets and liabilities recorded at fair value in consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs, as defined by SFAS 157, are as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$9,894	$—	$—	$9,894
Marketable securities	22,750	—	—	22,750
Warrant Liability	—	3,371	—	3,371

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$25,042	$—	$—	$25,042

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financing. In accordance with ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. See Warrant Liabilities below.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets, such as assets held for sale are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The following table summarizes the Company’s financial assets measured at fair value on a nonrecurring basis as of December 31, 2009:

	Carrying Amount as of December 31, 2009	Fair Value Measurements
		as of December 31, 2009
(in thousands)		Level 1	Level 2	Level 3	Total Losses
Long-lived assets held for sale:
Plant and equipment, net	$74	$—	$74	$—	$1,187
Asssets held for sale	$74	$—	$74	$—	$1,187

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If the Company’s estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results, the Company may be required to record an impairment charge.  The fixed assets, from the Company’s San Diego laboratory and its molecular library, available for sale were re-allocated from Equipment and Furnishings to Assets Held for Sale and were written down to their estimated net realizable value as of September 30, 2009 (see Note7 below).

Patents and Patent Application Costs — Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred.

Net Income (Loss) Per Share — Basic net income (loss) per common share has computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share computed using the weighted-average number of common share and common share equivalents outstanding.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 24.4 million shares, 15.2 million shares and 17.1 million shares at December 31, 2009, 2008 and 2007, respectively.

As a result of the March 11, 2008 distribution by CytRx to its stockholders of approximately 36% of the outstanding shares of RXi Pharmaceuticals Corporation, the Company recorded a deemed dividend of approximately $757,000.  The deemed dividend was reflected as an adjustment to net loss for the first quarter of 2008 to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.

Warrant  Liabilities — Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain on warrant derivative liability.

Shares Reserved for Future Issuance — As of December 31, 2009, the Company has reserved approximately 9.1 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to consultants and investors.

Stock-based Compensation — The Company’s stock-based employee compensation plans are described in Note 15. The Company has adopted the provisions of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

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

Clinical Trial Expenses — Clinical trial expenses, which are included in research and development expenses, include obligations resulting from the Company’s contracts with various clinical research organizations in connection with conducting clinical trials for its product candidates. The Company recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. The Company believe that this method best approximates the efforts expended on a clinical trial with the expenses it records. The Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. If its estimates are incorrect, clinical trial expenses recorded in any particular period could vary.

Income Taxes — Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Effective January 1, 2007, we adopted the provisions of ASC 740-10 (formerly FIN 48), which contains a two-step process for recognizing and measuring uncertain tax positions. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions or changes in our assumptions in future periods are recorded in the period they become known.

Concentrations of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company’s investment policy disallows investment in any debt securities rated less than “investment-grade” by national ratings services. The Company has not experienced any losses on its deposits of cash or cash equivalent or its marketable securities. The Company also has a 36% investment in RXi, the shares of which can significantly fluctuate. The sale of these common shares represents a future source of cash and any decline in the share price can impact the Company.

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

Other comprehensive income/(loss) — The Company follows the provisions of ASC 220, (formerly SFAS No. 130, Reporting Comprehensive Income), which requires separate representation of certain transactions, which are recorded directly as components of shareholders’ equity. The Company has no components of other comprehensive income (loss) and accordingly comprehensive loss is the same as net loss reported.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued guidance which is now part of ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 “ (formerly Statement of Financial Accounting Standards (SFAS) 160,  Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted this guidance on January 1, 2009, the beginning of its 2009 fiscal year, which resulted in certain reclassifications related to the noncontrolling interest in the consolidated financial statements.

In March 2008, the FASB issued guidance ASC 815-10 (formerly Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption.  The adoption of ASC 815-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now part of ASC 350-30 General Intangibles Other than Goodwill (previously Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The Position is effective for fiscal years beginning after December 15, 2008 and applies prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. The adoption of SFAS No. ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued revised guidance on Convertible Debt Instruments.  The revised guidance which is now part of  ASC 470-20 (formerly Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”)). ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  ASC 470-20 is effective for us as of January 1, 2009. The adoption of ASCO 470-20 did not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (formerly EITF (Emerging Issues Task Force) 07-05), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which is now part of ASC 825-10 Financial Instruments (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1).  This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009. The adoption of ASC 825-10 did not have an impact on the Company’s financial statements.

In May 2009 and February 2010, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB amended ASC 860, (formerly SFAS  No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860 in fiscal 2010.  The Company does not expect that the adoption of ASC 860 will have a material impact on its financial statements.

In June 2009, the FASB amended ASC 810 (formerly SFAS No.167, Amendments to FASB Interpretation No. 46).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt ASC 810 in fiscal 2010. The Company does not expect that the adoption of ASC 810 will have a material impact on its financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ). ASC 105-10 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for us in the first quarter of fiscal year 2010. We do not believe that the adoption of ASU 2010-06 will have a material impact on consolidated our financial statements.

4. Receivable

At December 31, 2009 and 2008, the Company had a receivable of $139,680 and $127,280, respectively, primarily related to annual licensing fees due to the Company. Due to the certainty of the collectability of the accounts receivable, no allowance was recorded.

5. Other Assets

At December 31, 2009 and 2008, the Company had $323,235 and $330,032, respectively, of non-current other assets, which consist primarily of security deposits on contracts for research and development, prepaid insurance and leases for its facilities.

6. Marketable securities

The Company held $22.8 million of marketable securities at December 31, 2009.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit and these four accounts detailed as follows: $5.0 million with a maturity date of January 28, 2010; $8.8 million with a maturity date of April 1, 2010; $5 million with a maturity date of July 29, 2010; and $4 million with a maturity date of September 30, 2010.

7. Assets Held for Sale

In May 2009, the Company substantially completed the initial phase of the closure of its drug discovery research at its laboratory facility in San Diego, California. The Company concluded that it will conduct its research and development activities through third parties for the foreseeable future. The Company has sublet the laboratory facility, sold some of the laboratory equipment and is actively searching for additional buyers.  In the third quarter of 2009, the fixed assets related to the San Diego laboratory were re-allocated from Equipment and Furnishings to Assets Held for Sale and were written down to their estimated net realizable value as of September 30, 2009, which resulted in a charge of $1.2 million for that quarter. In November 2009, the Company signed sublease agreements with two parties to sublet the facility for the remainder of the term of the lease, which expires in October, 2010.  The Company recognized an onerous lease accrual of $254,000 as of September 2009.

Assets held for sale consisted of the following:

	December 31,
(in thousands)	2009	2008
Long-lived assets held for sale:
Plant and equipment, net	$74	$—
Asssets held for sale	$74	$—

As of December 31, 2009, the carrying amount approximates fair value. The costs associated with disposing of these assets held for sale are minimal.

8. Equipment, Furnishings and Molecular Library, net

Equipment, furnishings and molecular library, net, at December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Equipment and furnishings	$334	$2,606
Less — accumulated depreciation	(159)	(771)
Equipment and furnishings, net	175	1,835

Molecular library	$0	$447
Less — accumulated amortization	0	(343)
Molecular library, net	$0	$104

The molecular library was purchased in 2004 and placed in service by the Company in March 2005. In the third quarter of 2009, the molecular library was re-allocated to Assets Held for Sale and was written down to its estimated net realizable value.

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 were approximately $475,000, $625,000 and $272,000, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2009 and 2008 are summarized below (in thousands).

	2009	2008
Professional fees	$423	$531
Research and development costs	1,255	1,662
Wages, bonuses and employee benefits	208	196
Income taxes	—	—
Other	606	168
Total	$2,492	$2,557

10. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s 2009 equity financing.  In accordance with the guidance which is now ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed and Potentially Settled in a Company’s Own Stock), the warrant liabilities are being marked to market each quarter-end until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50.  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain on warrant derivative liability.  The Company recognized a gain of $657,000 during 2009.

11. Commitments and Contingencies

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

CytRx’s current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)(2)	Employment Agreements (3)	Subtotal	Research and Development (4)	Total
2010	$873	$2,210	$3,083	$3,018	$6,101
2011	536	—	536	49	585
2012	459	—	459	149	608
2013	318	—	318	149	467
2014 and thereafter	372	—	372	383	755
Total	$2,558	$2,210	$4,768	$3,748	$8,516

____________

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors.

(2)   The Company is entitled to receive future rental income under subleases in place which would be offset against future operating lease obligations as follows: $519,000 in 2010, $350,000 in 2011 and $235,000 in 2012.

(3)
Employment agreements include management contracts, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of the Company's Compensation Committee, as well as for minimum bonuses that are payable.

(4)	Research and development obligations relate primarily to clinical trials. Most of these purchase obligations are cancelable.

The Company applies the disclosure provisions of ASC 460 (formerly FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), to its agreements that contain guarantee or indemnification clauses. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications and guarantees give rise only to the disclosure provisions of ASC 460. To date, the Company has not incurred material costs as a result of these obligations and does not expect to incur material costs in the future; further, the Company maintains insurance to cover certain losses arising from these indemnifications. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to these indemnifications or guarantees.

12. Equity Transactions

On April 19, 2007, the Company completed a $37.0 million private equity financing in which it issued 8.6 million shares of its common stock at $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, the Company received approximately $34.2 million of proceeds.

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

On July 27, 2009, the Company completed a $20.0 million registered direct public offering in which it issued approximately 15.3 million shares of its common stock at a price of $1.31 per share, and warrants to purchase an additional approximately 4.7 million shares of common stock at an exercise price of $1.70 per share. Net of investment banking commissions, advisory fees, legal, accounting and other fees related to the transaction, the Company received proceeds of approximately $18.3 million (without giving effect to any proceeds that may in the future be received by the Company upon exercise of warrants sold in the offering).  Immediately after the sale, the Company had approximately 109.5 million shares of common stock outstanding, without giving effect to the possible exercise of the warrants sold in the offering or any of our other outstanding warrants or stock options.

13. Noncontrolling Interest in RXi

Through February 2008, the Company owned approximately 85% of the outstanding shares of common stock of RXi. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “noncontrolling interests.” The Company offset $88,000 of loss in noncontrolling interest of RXi against its net loss for the months of January and February 2008.

On March 11, 2008, the Company distributed to its stockholders approximately 4.5 million shares of RXi common stock, or approximately 36% of RXi’s outstanding shares, which reduced the Company’s ownership to less than 50% of RXi. As a result, the Company began to account for its investment in RXi using the equity method, under which the Company records only its pro-rata share of the financial results of RXi. Because only a portion of RXi’s financial results for 2008 were recorded by the Company under the equity method, the Company’s results of operations for 2008 are not directly comparable to results of operations for the same period in 2009. The future results of operations of the Company also will not be directly comparable to corresponding periods in prior years during which our financial statements reflected the consolidation of RXi.

14. Equity Investment in RXi

Management determined that the distribution of RXi common stock to stockholders of CytRx in March 2008 represented a partial spin-off of RXi and accounted for the distribution of the RXi common shares at cost. As a result of its reduced ownership in RXi, CytRx began to account for its investment in RXi using the equity method, under which CytRx records only its pro-rata share of the financial results of RXi. The investment balance in RXi has been reduced to zero and the Company has not made any advances or guarantees to RXi. Therefore the Company has stopped recording its share of losses from RXi.

The following table presents summarized financial information for RXi for the years ended December 31, 2009 and 2008:

Income Statement Data (in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008
Sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(18,387)	(14,553)
Net Loss	(18,387)	(14,373)

Balance Sheet Data (in thousands)	December 31, 2009	December 31, 2008
Current assets	$5,805	$9,929
Noncurrent assets	448	430
Current liabilities	5,475	1,387
Stockholders’ equity	743	8,968

At December 31, 2009, the fair value of CytRx’s 5,768,881 shares of RXi common stock was $26.4 million based o the closing price of RXi common stock (NASDAQ: RXII) on that date. As CytRx accounts for its investment in RXi using the equity method, this value is not reflected 0n the CytRx balance sheet.

15. Stock Options and Warrants

CytRx Options

The Company has a 2000 Long-Term Incentive Plan under which an aggregate of 10 million shares of common stock were originally reserved for issuance.  As of December 31, 2009, there were approximately 7.9 million shares subject to outstanding stock options and approximately 0.2 million shares available for future grant under this plan.

On July 1, 2009, the Company’s stockholders adopted a new 2008 Stock Incentive Plan under which 10 million shares of common stock were reserved for issuance.  As of December 31, 2009, there were 1.1 million shares subject to outstanding stock options under the plan and 8.9 million shares available for future grant under this plan.

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

At the 2009 Annual Meeting of Stockholders held on July 1, 2009, the Company’s stockholders approved an amendment to the Company’s 2000 Long-Term Incentive Plan to allow for a one-time stock option re-pricing program for employees and officers.  Pursuant to the re-pricing program, 3,265,500 eligible stock options held by ten eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of CytRx’s common stock as reported on the Nasdaq Capital Market on the July 1, 2009 completion date of the re-pricing program, and to impose a new option vesting schedule.  None of the amended options vested immediately.  To the extent a participating employee’s or officer’s eligible options were vested on the amendment date, the amended options vested in full on December 31, 2009, so long as the employee or officer remained in the Company’s employ through that date. To the extent a participating employee’s or officer’s eligible options were unvested as of July 1, 2009, the original scheduled vesting was suspended until December 31, 2009 and resumed after that date, so long as the employee or officer remained in the Company’s employ through such date. The incremental cost of the re-pricing program was approximately $0.4 million.

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

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2009	2008	2007
Risk-free interest rate	1.95%	2.68%	4.41%
Expected volatility	97%	102%	108%
Expected lives (years)	6	6	6
Expected dividend yield	0.00%	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2009, 2008 and 2007, the Company used a calculated volatility for each grant. The Company’s computation of expected lives was estimated using the simplified method provided for under ASC 718 (previously  Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”)), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the year ended December 31, 2009, the Company has estimated an annualized forfeiture rate of 14% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. For the years ended December 31, 2008 and 2007, the Company has estimated an annualized forfeiture rate for each period of 10% for options granted to its employees, 3% for options granted to senior management and 0% for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2009, there remained approximately $2.5 million of unrecognized compensation expense related to unvested stock options granted to current and former employees and directors, to be recognized as expense over a weighted-average period of 1.12 years. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options			Weighted Average Exercise Price
	2009	2008	2007	2009	2008	2007
Outstanding — beginning of year	6,409,940	4,932,273	4,500,208	$1.99	$2.46	$1.66
Granted	2,351,000	2,021,500	1,685,500	1.00	0.79	4.02
Exercised	(8,333)	(54,737)	(1,030,932)	0.37	0.92	1.76
Forfeited	(713,018)	(473,096)	(222,503)	2.57	2.08	1.24
Expired	(27,499)	(16,000)	—	1.07	1.00	—
Outstanding — end of year	8,012,090	6,409,940	4,932,273	1.02	1.99	2.46
Exercisable at end of year	2,261,309	4,109,839	3,210,320	$1.16	$2.07	$1.93
Weighted average fair value of stock options granted during the year:	$0.77	$0.63	$3.34

A summary of the activity for unvested employee stock options (excluding re-priced options) as of December 31, and changes during the year is presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2009	2008	2007	2009	2008	2007
Nonvested at January 1,	2,300,100	1,721,952	1,183,214	$1.52	$2.92	$0.99
Granted	2,351,000	2,021,500	1,685,500	0.77	0.63	3.34
Vested	(924,392)	(970,256)	(924,259)	2.10	2.10	1.67
Pre-vested forfeitures	(713,018)	(473,096)	(222,503)	2.11	1.74	1.06
Nonvested at December 31,	3,013,690	2,300,100	1,721,952	$0.70	$1.52	$2.92

For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 718, ASC 503-50 (formerly Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and formerly EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended).

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

The Company recorded approximately $0, ($0.4) million and $0.4 million of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2009, 2008 and 2007, respectively.

At December 31, 2009, there remained approximately $0.1 million (subject to change in the future based on vesting date fair value) of unrecognized compensation expense related to unvested non-employee stock options to be recognized as expense over a weighted-average period of 2.0 years. Presented below is the Company’s non-employee stock option activity:

	Stock Options			Weighted Average Exercise Price
	2009	2008	2007	2009	2008	2007
Outstanding — beginning of year	995,000	1,067,000	2,358,000	$0.91	$1.44	$1.66
Granted	—	350,000	—	—	0.35	—
Exercised	—	—	(728,500)	—	—	1.86
Forfeited	—	(402,000)	(562,500)	—	1.85	1.85
Expired	—	(20,000)	—	—	0.30	—
Outstanding — end of year	995,000	995,000	1,067,000	0.91	0.91	1.44
Exercisable at end of year	545,080	445,000	817,000	$1.00	$1.18	$1.54
Weighted average fair value of stock options granted during the year:	$0	$0.33	$0

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2009	2008	2007
Risk-free interest rate	—	2.68%	—
Expected volatility	—	123%	—
Expected lives (years)	—	10	—
Expected dividend yield	—	0%	—

A summary of the activity for nonvested, non-employee stock options as of December 31, and changes during the years are presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2009	2008	2007	2009	2008	2007
Nonvested at January 1,	550,000	250,000	916,663	$0.58	$1.00	$1.44
Granted	—	350,000	—	—	0.33	—
Vested	(100,080)	(50,000)	(104,163)	0.33	2.33	1.63
Pre-vested forfeitures	—	—	(562,500)	—	—	1.63
Nonvested at December 31,	449,920	550,000	250,000	$1.38	$0.58	$1.00

The following table summarizes significant ranges of outstanding stock options under the three plans at December 31, 2009:

Range of Exercise Prices	Number of Options	Weighted Average RemainingContractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 — 1.00	2,302,607	7.89	$0.57	1,290,762	7.89	$0.62
$1.01 — 1.50	6,176,483	7.20	1.13	3,723,317	7.20	1.16
$2.35 — 3.33	528,000	4.55	2.27	528,000	4.55	2.27
	9,007,090	7.22	$1.05	5,542,079	7.22	$1.16

The aggregate intrinsic value of outstanding options as of December 31, 2009 was $1.3 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on December 31, 2009 of $1.12.

RXi Pharmaceuticals

RXi has its own stock option plan. RXi accounted for stock option expense in the same manner as CytRx as described above.

As discussed in Note 2, the Company has accounted for its investment in RXi under the equity method since March 2008, and accordingly, the following table sets forth the total stock-based compensation expense for January and February 2008 resulting from RXi stock options that is included in the Company’s consolidated statements of operations:

	2009	2008	2007
Research and development — employee	$—	$28,000	$120,000
General and administrative — employee	—	369,000	931,000
Total employee stock-based compensation	$—	$397,000	$1,051000

Research and development — non-employee	$—	$121,000	$1,043,000
General and administrative — non-employee	—	—	—
Total non-employee stock-based compensation	$—	$121,000	$1,043,000

CytRx Warrants

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants			Weighted Average Exercise Price
	2009	2008	2007	2009	2008	2007
Outstanding — beginning of year	10,634,848	13,031,515	23,360,165	$1.40	$1.87	$1.83
Granted	6,328,330	—	—	1.61	—	—
Exercised	(250,000)	(951,665)	(10,233,650)	1.16	0.97	1.77
Forfeited	—	—	—	—	—	—
Expired	(1,295,000)	(1,445,002)	(95,000)	1.28	2.60	2.25
Outstanding — end of year	15,418,178	10,634,848	13,031,515	1.50	1.40	1.87
Exercisable at end of year	15,418,178	10,634,848	13,031,515	$1.50	$1.40	$1.87
Weighted average fair value of warrants granted during the year:	$1.61	$—	$—

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$0.26 — 1.26	3,322,767	2.22	$0.94	3,322,767	$0.94
$1.51 — 1.62	6,861,790	0.07	1.51	6,861,790	1.51
$1.70 — 1.84	4,735,973	4.57	1.70	4,735,973	1.70
$2.25 — 4.00	497,648	0.90	3.07	497,648	3.07
	15,418,178	1.94	$1.48	15,418,178	$1.50

16. ALSCRT Amendment

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

17. Stockholder Protection Rights Plan

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

18. Income Taxes

At December 31, 2009, the Company had federal and state net operating loss carryforwards of $91.6 million and $81.9 million, respectively, available to offset against future taxable income, which expire in 2011 through 2029. As a result of a change in-control that occurred in the CytRx shareholder base in July 2002, approximately $34.7 million in federal net operating loss carryforwards became limited in their availability to $0.3 million annually. Management currently believes that the remaining $56.9 million in federal net operating loss carryforwards, and the $57.6 million in state net operating loss carryforwards, are unrestricted. However, management is reviewing its recent equity transactions to determine if they may have resulted in any further restrictions on the Company’s net operating loss carryforwards. As of December 31, 2009, CytRx also had research and development and alternative minimum tax credits for federal and state purposes of approximately $8.9 million and $0, respectively, available for offset against future income taxes, which expire in 2022 through 2029. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2009	2008
Net operating loss carryforwards	$35,285	$34,407
Tax credit carryforwards	8,957	6,071
Equipment, furnishings and other	8,142	4,358
Deferred revenue	—	3,744
Total deferred tax assets	52,384	48,580
Deferred tax liabilities	(560)	(407)
Net deferred tax assets	51,824	48,173
Valuation allowance	(51,824)	(48,173)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2009 and 2008 was $3,651,000 and ($5,073,000), respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Federal benefit at statutory rate	$(1,809)	$(8,899)	$(7,781)
State income taxes, net of Federal taxes	(310)	(1,525)	(908)
Permanent differences	(136)	16,272	65
Provision related to change in valuation allowance	3,651	(5,073)	9,416
Net change in research and development tax credits	(2,826)	(2,207)	(1,125)
Other, net	911	(2,304)	373
	$(519)	$872	$40

As of January 1, 2007, the Company had no unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740. There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2009.

The Company and its Subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the date of adoption of ASC 740 and the year ended December 31, 2009, the tax returns for 2006 through 2008 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2009 and 2008, the Company had accrued no interest or penalties related to uncertain tax positions.

19. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2009 and 2008 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009
Total revenues	$1,483	$1,000	$6,954	$100
Net income (loss)	(3,973)	(2,226)	3,863	(2,464)
Net income (loss) applicable to common stockholders	$(3,973)	$(2,226)	$3,863	$(2,464)
Basic and diluted loss per share applicable to common stock	$(0.04)	$(0.02)	$0.04	$(0.03)

2008
Total revenues	$2,181	$1,740	$917	$1,428
Net loss	(5,374)	(5,826)	(12,316)	(3,530)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	(757)	—	—	—
Net loss applicable to common stockholders	$(6,131)	$(5,826)	$(12,316)	$(3,530)
Basic and diluted income (loss) per share applicable to common stock	$(0.07)	$(0.06)	$(0.14)	$(0.03)

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.

In connection with the Company’s adjustment to the exercise terms of certain outstanding warrants to purchase common stock on March 11, 2008, the Company recorded a deemed dividend of $757,000. That deemed dividend is reflected as an adjustment to net loss for the first quarter of 2008 to arrive at net loss applicable to common stockholders on the consolidated statements of operations and for purposes of calculating basic and diluted earnings per shares.

20. Acquisition of Innovive Pharmaceuticals

On September 19, 2008, the Company completed the merger of Innovive with CytRx Merger Subsidiary, Inc., the Company’s wholly owned subsidiary, with Innovive continuing as the surviving corporation. As a result, Innovive became a wholly owned subsidiary of CytRx and changed its name to CytRx Oncology Corporation. Because Innovive was a development stage company, under accounting principles generally accepted in the United States and the SEC regulations, it was not considered a business.  Accordingly, CytRx accounted for the merger in accordance with ASC 350 (previously Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), for transactions other than a business combination.  The initial merger consideration, together with direct costs incurred to effect the merger, were allocated to the individual assets acquired, including identifiable intangible assets and liabilities assumed based on the relative fair value.  No goodwill was recorded.  The Company’s consolidated financial statements reflect these fair values and were not restated retroactively to reflect the historical financial position or results of operations of Innovive. In connection with the merger, the Company recorded a one-time expense for acquired in-process research and development. Under the merger agreement by which the Company acquired Innovive, it agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to the Company’s achievement of specified net sales under the Innovive license agreements.  The earnout merger consideration, if any, will be payable in shares of CytRx common stock, subject to specified conditions, or, at the Company’s election, in cash or by a combination of shares of CytRx common stock and cash.  The Company’s common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of its common stock at the time the earnout merger consideration is paid.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of CytRx Corporation (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  We have also audited the schedule listed in the accompanying index under Item 15a (2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 3 to the consolidated financial statements, effective January 1, 2009, the Company adopted the
Amendments to the provisions of Accounting Standards Codification 810-10, Consolidation.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytRx Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Los Angeles, California
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CytRx Corporation
Los Angeles, California

We have audited CytRx Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CytRx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Los Angeles, California
March 12, 2010

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2009	$48,998,000	$—	$2,826,000	$—	$51,824,000
Year ended December 31, 2008	$53,246,000	$—	$—	$4,248,000	$48,998,000
Year ended December 31, 2007	$43,830,000	$—	$9,416,000	$—	$53,246,000