Form 10-Q
period 2010-03-31
CYTRX CORP
filed 2010-05-06
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of May 5, 2010: 109,131,738 exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,710,984	$9,893,590
Marketable Securities	22,773,740	22,750,000
Other receivable	69,450	139,680
Income taxes recoverable	519,158	519,158
Interest receivable	175,407	130,779
Assets held for sale	51,754	73,634
Prepaid expense and other current assets	639,440	1,088,074
Total current assets	34,939,933	34,594,915
Equipment and furnishings, net	330,349	174,959
Goodwill	183,780	183,780
Other assets	320,454	323,235
Total assets	$35,774,516	$35,276,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$852,542	$1,066,055
Accrued expenses and other current liabilities	3,253,810	2,492,450
Warrant liability	3,238,008	3,370,701
Total current liabilities	7,344,360	6,929,206
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 109,724,951 and 109,538,821 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.	109,725	109,539
Additional paid-in capital	228,134,407	227,441,591
Treasury stock, at cost (633,816 shares held at March 31, 2010 and December 31, 2009)	(2,279,238)	(2,279,238)
Accumulated deficit	(197,534,738)	(196,924,209)
Total stockholders’ equity	28,430,156	28,347,683
Total liabilities and stockholders’ equity	$35,774,516	$35,276,889

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Service revenue	$—	$1,482,828
Expenses:
Research and development	2,045,809	3,048,752
General and administrative	2,645,110	2,482,771
	4,690,919	5,531,523
Loss before other income	(4,690,919)	(4,048,695)
Other income:
Interest income	93,031	68,287
Other income, net	7,166	7,081
Gain on warrant derivative liability	132,693	—
Gain on sale of affiliate’s shares – RXi Pharmaceutical	3,847,500	—
Net loss before provision for income taxes	(610,529)	(3,973,327)
Provision for income taxes	—	—
Net loss	$(610,529)	$(3,973,327)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding	108,911,418	93,347,732

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(610,529)	$(3,973,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,506	192,254
Retirement of fixed assets	26,954	—
Fair value adjustment of warrant liability	(132,693)	—
Non-cash gain on transfer of RXi common stock	(3,847,500)	—
Stock option and warrant expense	694,525	553,376
Changes in assets and liabilities:
Receivable	70,230	102,065
Interest receivable	(44,628)	—
Prepaid expenses and other current assets	318,024	186,323
Accounts payable	(213,513)	1,154,414
Deferred revenue	—	(1,482,828)
Accrued expenses and other current liabilities	761,360	214,539
Total adjustments	(2,342,735)	920,143
Net cash used in operating activities	(2,953,264)	(3,053,184)

Cash flows from investing activities:
Purchase of marketable securities	(23,740)	—
Proceeds from sale of assets held for sale	21,880	—
Proceeds from sale of unconsolidated subsidiary shares	3,847,500	—
Purchases of equipment and furnishings	(206,850)	(88,296)
Net cash provided by (used in) investing activities	3,638,790	(88,296)

Cash flows from financing activities:
Net proceeds from exercise of stock options	131,868	—

Net cash provided by financing activities	131,868	—

Net increase (decrease) in cash and cash equivalents	817,394	(3,141,480)
Cash and cash equivalents at beginning of period	9,893,590	25,041,772
Cash and cash equivalents at end of period	$10,710,984	$21,900,292

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$48,402	$68,287

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s drug development pipeline includes clinical development of three product candidates for cancer indications, including three planned Phase 2 clinical trials for INNO-206 as a treatment for pancreatic cancer, gastric (stomach) cancer and soft tissue sarcomas, three Phase 2 proof-of-concept clinical trials with bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia, or B-CLL, glioblastoma multiforme and advanced prostate cancer, and a registration study of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to its core oncology programs, CytRx is developing two drug candidates based on its molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Apart from its drug development programs, CytRx currently maintains a 28% equity interest in its former subsidiary, RXi Pharmaceuticals Corporation, or RXi.  The Company’s current business strategy is to possibly spin-out its molecular chaperone regulation technology or seek one or more strategic partnerships to pursue the development of the technology.

The accompanying condensed financial statements at March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2009 have been derived from the Company’s audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.  Recent Accounting Pronouncements

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosures requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial statements.

Fair Value Measurements—The Company adopted new guidance which is now part of ASC 820-10 (formerly Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157), Fair Value Measurements (“FAS 157”), effective January 1, 2008.  SFAS 157 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements.  The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have an impact on its financial position or operating results.  Assets and liabilities recorded at fair value in balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs, as defined by ASC 820-10, are as follows:

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

The following table summarizes fair value measurements by level at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$10,711	$—	$—	$10,711
Marketable securities	22,774	—	—	22,774
Warrant liability	—	3,238	—	3,238

The following table summarizes fair value measurements by level at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$21,900	$—	$—	$21,900

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent equity financing. In accordance with ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. See Warrant Liabilities below.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The Company’s non-financial assets were not material at March 31, 2010 and March 31, 2009.

3.   Marketable Securities

The Company held $22.8 million of marketable securities at March 31, 2010.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit and four accounts detailed as follows: $8.8 million with a maturity date of April 1, 2010; $5.0 million with a maturity date of July 29, 2010; $4 million with a maturity date of September 30, 2010; and $5 million with a maturity date of January 27, 2011.

4. Assets Held for Sale

In May 2009, the Company substantially completed the initial phase of the closure of its drug discovery research at its laboratory facility in San Diego, California. The Company concluded that it will conduct its research and development activities through third parties for the foreseeable future. The Company has sublet the laboratory facility, sold some of the laboratory equipment and is actively searching for additional buyers.  In the third quarter of 2009, the fixed assets related to the San Diego laboratory were re-allocated from Equipment and Furnishings to Assets Held for Sale and were written down to their estimated net realizable value as of September 30, 2009, which resulted in a charge of $1.2 million for that quarter. In November 2009, the Company signed sublease agreements with two parties to sublet the facility for the remainder of the term of the lease, which expires in October, 2010.  The Company recognized a  lease accrual of $254,000 as of September 2009.

As of March 31, 2010, the carrying amount approximated fair value. The costs associated with disposing of these assets held for sale are minimal.

5.  Basic and Diluted Net Loss Per Share

Basic net loss per common share was computed using the weighted-average number of common shares outstanding. Diluted net loss per common share computed using the weighted-average number of common share and common share equivalents outstanding.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 16.9 million shares and 15.6 million shares at March 31, 2010 and 2009, respectively.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as Gain on warrant derivative liability.  The Company recognized a gain of $132,693 during the current quarter.

7.  Stock Based Compensation

CytRx Corporation

The Company has a 2000 Long-Term Incentive Plan under which an aggregate of 10 million shares of common stock were originally reserved for issuance.  As of March 31, 2010, there were approximately 7.0 million shares subject to outstanding stock options and approximately 0.4 million shares available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10 million shares of common stock were originally reserved for issuance.  As of March 31, 2010, there were 1.1 million shares subject to outstanding stock options and 8.9 million shares available for future grant under this plan.

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

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period, the value of these options, as calculated using the Black-Scholes option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.

At the 2009 Annual Meeting of Stockholders held on July 1, 2009, the Company’s stockholders approved an amendment to the Company’s 2000 Long-Term Incentive Plan to allow for a one-time stock option re-pricing program for employees and officers.  Pursuant to the re-pricing program, 3,265,500 eligible stock options held by ten eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of the Company’s common stock as reported on the Nasdaq Capital Market on the July 1, 2009 completion date of the re-pricing program, and to impose a new option vesting schedule.  None of the amended options vested immediately.  To the extent a participating employee’s or officer’s eligible options were vested on the amendment date, the amended options vested in full on December 31, 2009, so long as the employee or officer remained in the Company’s employ through that date. To the extent a participating employee’s or officer’s eligible options were unvested as of July 1, 2009, the original scheduled vesting was suspended until December 31, 2009 and resumed after that date, so long as the employee or officer remained in the Company’s employ through such date. The incremental cost of the re-pricing program was approximately $0.4 million.

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended March 31,
	2010	2009
Research and development — employee	$42,634	$196,077
General and administrative — employee	144,948	274,949
Total employee stock-based compensation	$187,582	$471,026

Research and development — non-employee	$28,322	$8,350
General and administrative — non-employee	453,230	74,000
Total non-employee stock-based compensation	$481,552	$82,350

During the three-month period ended March 31, 2010, the Company issued stock options to purchase 395,000 shares of its common stock, all to a consultant. The fair value of the stock options granted in the three-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.37%	1.90%
Expected volatility	92.5%	97.9%
Expected lives (years)	5	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the three-month periods ended March 31, 2010 and 2009, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the three-month period ended March 31, 2010, the contractual term of the options granted was five years and the Company used that term as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the three-month periods ended March 31, 2010 and 2009, the Company has estimated an annualized forfeiture rate of 14% and 12%, respectively, for options granted to its employees, 2% for options granted to senior management and 0% for each period for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At March 31, 2010, there remained approximately $2.5 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.17 years. Presented below is the Company’s stock option activity:

	Three Months Ended March 31, 2010
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	8,012,090	995,000	9,007,090	$1.02
Granted	—	395,000	395,000	$1.22
Exercised	(186,130)	—	(186,130)	$0.71
Forfeited or expired	(676,367)	(395,000)	(1,071,367)	$1.07
Outstanding at March 31, 2010	7,149,593	995,000	8,144,593	$1.07
Options exercisable at March 31, 2010	4,466,971	570,071	5,037,042	$1.14

A summary of the activity for unvested stock options as of March 31, 2010, and changes during the quarter, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2010	3,013,690	449,920	3,463,610	$0.81
Granted	—	—	—	$—
Forfeited or expired	(51,525)	—	(51,525)	$0.62
Vested	(279,543)	(24,991)	(304,534)	$0.77
Non-vested at March 31, 2010	2,682,622	424,929	3,107,551	$0.91

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at March 31, 2010:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 - 1.00	1,940,110	7.70	$0.57	1,179,580	7.70	$0.60
$1.01 –1.50	5,676,483	6.99	$1.12	3,329,462	6.99	$1.15
$1.51 - 3.33	528,000	4.30	$2.27	528,000	4.30	$2.27
	8,144,593	6.99	$1.07	5,037,042	6.99	$1.14

The aggregate intrinsic value of outstanding options as of March 31, 2010 was $1.2 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on March 31, 2010 of $1.11.

8.      Liquidity and Capital Resources

At March 31, 2010, the Company had cash and cash equivalents of approximately $10.7 million, marketable securities of approximately $22.8 million and held approximately 5.1 million restricted shares of common stock of RXi Pharmaceuticals Corporation, or RXi, with a market value of approximately $23.2 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, the Company raised approximately $18.3 million, net of fees and expenses, in a registered direct offering of the Company’s securities.  On September 23, 2009, the Company raised approximately $1.2 million, net of fees, from the sale of 500,000 RXi shares, and on March 26, 2010, the Company raised approximately $3.8 million from the sale of 675,000 RXi shares. Management believes that the Company’s current cash on hand, together with its marketable securities and proceeds from possible future sales of RXi shares, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2010 and the first three months of 2011 of approximately $21.7 million, which includes approximately $4.6 million for its clinical programs for INNO-206, approximately $2.3 million for its clinical programs for bafetinib, approximately $4.8 million for its clinical program for tamibarotene, approximately $1.3 million for its activities for arimoclomol, approximately $2.1 million for general operation of its clinical programs, and approximately $6.7 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will be required to obtain additional funding in order to execute its long-term business plan. The fair value of common stock investment in RXi is subject to market fluctuations that could impact the amount of cash the Company generates from the sale of RXi shares in the future. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position condition.

If the Company obtains marketing approval as currently planned and successfully commercializes its product candidates, the Company anticipates it will take a minimum of three years, and possibly longer, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its RXi shares or other assets or merge with or be acquired by another company. For example, the Company intends to assess periodically the costs and potential commercial value of its molecular chaperone programs, and depending on these assessments, the Company may determine to spin out, modify, out-source, partner or suspend those activities.

9.  Equity Transactions

On July 27, 2009, the Company completed a $20.0 million registered direct public offering in which it issued approximately 15.3 million shares of its common stock at a price of $1.31 per share, and warrants to purchase an additional approximately 4.7 million shares of common stock at an exercise price of $1.70 per share. Net of investment banking commissions, advisory fees, legal, accounting and other fees related to the transaction, the Company received proceeds of approximately $18.3 million (without giving effect to any proceeds that may be received by the Company upon exercise of warrants sold in the offering).  Immediately after the sale, the Company had approximately 109.5 million shares of common stock outstanding, without giving effect to the possible exercise of the warrants sold in the offering or any of our other outstanding warrants or stock options.

During the three-month period ended March 31, 2010, 186,130 options to purchase the Company’s common stock were exercised, and the Company received $131,868 upon their exercise. No warrant holders exercised their rights to acquire common shares.

10.  Equity Investment in RXi

The Company accounts for its investment in RXi using the equity method, under which the Company records its pro-rata share of the financial results of RXi against its investment in RXi. The investment balance in RXi has been reduced to zero. Therefore the Company has stopped recording its share of losses from RXi. As the investment is not considered to be significant from an historical accounting perspective, separate financial information of RXi is not presented.

At March 31, 2010, the market value of the Company’s approximately 5.1 million shares of RXi common stock was $23.2 million based on the closing price of RXi common stock on that date.  As the Company accounts for its investment in RXi using the equity method, this value it not reflected on the Company’s balance sheet.

11. ALSCRT Amendment

In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retain the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to the Company.  The Company concluded that due to the research and development components of the transaction that it was properly accounted for under ASC 730-20 (previously Statement of Financial Accounting Standards No. 68, Research and Development Arrangements). Accordingly, the Company recorded the value received under the arrangement as deferred service revenue and recognized service revenue using the proportional performance method of revenue recognition, meaning that service revenue was recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments.

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

12. Subsequent events

Management has evaluated subsequent events and the impact on the reported results and disclosures.

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

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development pipeline includes clinical development of three product candidates for cancer indications, including three planned Phase 2 clinical trials for INNO-206 as a treatment for pancreatic cancer, gastric (stomach) cancer and soft tissue sarcomas, three Phase 2 proof-of-concept clinical trials with bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia, or B-CLL, glioblastoma multiforme and advanced prostate cancer, and a registration study of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we are developing two drug candidates based on our molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Apart from our drug development programs, we currently maintain a 28% equity interest in our former subsidiary, RXi Pharmaceuticals Corporation (NASDAQ: RXII).  Our current business strategy is to possibly spin-out our molecular chaperone regulation technology or seek one or more strategic partnerships to pursue the development of the technology.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite lived intangible assets, research and development expenses and clinical trial expenses and stock-based compensation expense.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K filed for the year ended December 31, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

In August 2006, we received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, we retained the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction were non-refundable. The ALSCRT has no obligation to provide any further funding to us.  We concluded that due to the research and development components of the transaction that it is properly accounted for under ASC 730-20 (previously Statement of Financial Accounting Standards No. 68, Research and Development Arrangements). Accordingly, we recorded the value received under the arrangement as deferred service revenue and recognized service revenue using the proportional performance method of revenue recognition, meaning that service revenue was recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. We believe that this method best approximates the efforts expended related to the services provided. We adjusted our estimates of expense incurred for this research and development on a quarterly basis.

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

Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously received by us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received.

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

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 7 of the Notes to Condensed Financial Statements included in this Quarterly Report. We have adopted the provisions of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

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

The fair value of each CytRx common stock option grant is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option-pricing model, based on an expected forfeiture rate that is adjusted for actual experience. If our Black-Scholes option-pricing model assumptions or our actual or estimated forfeiture rate are different in the future, that could materially affect compensation expense recorded in future periods.

Impairment of Long-Lived Assets

We review long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results we may be required to record an impairment charge.  The fixed assets, from our San Diego laboratory and the molecular library, available for sale have been re-allocated from Equipment and Furnishings to Assets Held for Sale and have been written down to their estimated net realizable value at March 31, 2010.

Net Loss Per Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants of 16.9 million and 15.6 million shares for the three month periods ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted loss per share where the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718 (formerly SFAS 123R). The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as Gain on warrant derivative liability.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2010, we had cash and cash equivalents of approximately $10.7 million, marketable securities of $22.8 million and held approximately 5.1 million restricted shares of common stock of RXi with a market value of approximately $23.2 million based upon the closing price of the RXi common stock on that date. On July 27, 2009, we raised approximately $18.3 million, net of fees and expenses, in a registered direct offering of our securities.  On September 23, 2009, we raised approximately $1.2 million, net of fees, from the sale of 500,000 RXi shares, and on March 26, 2010, we raised approximately $3.8 million from the sale of 675,000 RXi shares. Management believes that our current cash on hand, together with our marketable securities and proceeds from possible future sales of RXi common stock, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2010 and the first three months of 2011 of approximately $21.7 million, which includes approximately $4.6 million for our clinical programs for INNO-206, approximately $2.3 million for our clinical programs for bafetinib, approximately $4.8 million for our clinical program for tamibarotene, approximately $1.3 million for our activities for arimoclomol, approximately $2.1 million for general operation of our clinical programs, and approximately $6.7 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If we obtain marketing approval as currently planned and successfully commercialize our product candidates, we anticipate it will take a minimum of three years, and possibly longer, for us to generate significant recurring revenue. We will be dependent on future financing and possible asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our RXi shares or other assets or merge with or be acquired by another company. For example, we intend to assess periodically the costs and potential commercial value of our new-drug discovery activities. Depending on these assessments, we may determine to modify, out-source, partner or suspend these activities.

We realized a net loss in the quarter ended March 31, 2010 of $0.6 million as compared to a $4.0 million net loss in the quarter ended March 31, 2009, or a difference of $3.4 million. We recognized no service revenues in the quarter ended March 31, 2010 as compared to $1.5 million in the comparative quarter because all of the related ALSCRT revenue was completely recognized in 2009 as a result of the amendment of the ALSCRT arrangement discussed previously. Our research and development expenditures were approximately $0.7 million lower in the current quarter as compared to the quarter ended March 31, 2009, due to the closure of the San Diego facility in June of 2009.  In the quarter ended March 31, 2010, we recognized a gain of $3.8 million resulting from the sale of 675,000 RXi shares.  We had no similar items in the 2009 comparative period.

In the three-month period ended March 31, 2010, we received $3.6 million of cash from investing activities, compared to $0.1 million used in the comparable 2009 period. In the 2010 period, we received proceeds from the redemption of 675,000 RXI shares for a total of $3.8 million. We utilized $0.2 million for capital expenditures in the three-month period ended March 31, 2010 as compared to $0.1 million in the comparative 2009 period. We do not expect any significant capital spending during the next 12 months.

There was no cash provided by or used in financing activities in neither the three-month period ended March 31, 2010 or 2009.  We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, sales of RXi shares, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

We expect to incur significant losses for the foreseeable future, and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

We recorded net losses of approximately $0.6 million and $4.0 million for the three-month periods ended March 31, 2010 and 2009, respectively.

We recognized no service revenue for the three-month period ended March 31, 2010, as compared to $1.5 million for the same period in 2009. The 2009 revenues relate to our $24.3 million sale to the ALSCRT of a one percent royalty interest in worldwide sales of arimoclomol in August 2006. Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2010, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended March 31,
	2010	2009
	(In thousands)
Research and development expenses	$1,974	$2,676
Non-cash research and development expenses	28	8
Employee stock option expense	43	196
Depreciation and amortization	1	169
	$2,046	$3,049

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $2.0 million and $2.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Research and development expenses incurred during the three-month period ended March 31, 2010 relate to our various development programs.  In the three-month period ended March 31, 2010, the development costs of our program for INNO-206 were $0.8 million, the costs of our program for bafetinib were $0.5 million, and the costs of our program for tamibarotene were $0.2 million. The remainder primarily related to research and development support costs.

As compensation to our consultants, and in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $43,000 and $0.2 million of employee stock option expense both during the three-month periods ended March 31, 2010 and 2009, respectively.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2010	2009
	(In thousands)
General and administrative expenses	$1,999	$2,111
Non-cash general and administrative expenses	478	74
Employee stock option expense	145	275
Depreciation and amortization	23	23
	$2,645	$2,483

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $2.0 million and $2.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.1 million in the three-month period ended March 31, 2010, as compared to $0.3 million of employee stock option expense during the three-month period ended March 31, 2009. We also recorded non-employee stock option expense of $0.5 million as compared to $0.1 in the prior comparative period.

Depreciation and Amortization

The depreciation expense reflects the depreciation of our equipment and furnishings.   The fixed assets, from our San Diego laboratory and the molecular library, available for sale have been re-allocated from Equipment and Furnishings to Assets Held for Sale and have been written down to their estimated net realizable value at March 31, 2010.

Interest Income

Interest income was $0.1 million for each of the three-month periods ended March 31, 2010 and 2009.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month ended March 31, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 5, 2010	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(a)	Stock Redemption Agreement dated as of March 22, 2010 by and between RXi Pharmaceuticals Corporation and CytRx Corporation
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

*           Indicates a management contract or compensatory plan or arrangement

(a)           Incorporated by reference to the RXi Pharmaceuticals Corporation Current Report on Form 8-K filed on March 23, 2010.