Form 10-K/A
period 2009-12-31
CYTRX CORP
filed 2010-07-16
CIK 799698

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

EXPLANATORY NOTES

CytRx Corporation (“CytRx,” “we,” “our,” “us” and the “Company”) is amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we sometimes refer to in this amendment as our “original Form 10-K,” for the sole purpose of amending the signature page to the original Form 10-K to include the signatures required by General Instruction D of Form 10-K.

Except for the foregoing, this amendment does not modify any disclosures contained in our original Form 10-K.  Additionally, the text of this amendment, except for the information in the foregoing, speaks as of the filing date of the original Form 10-K and does not attempt to update the disclosures in our original Form 10-K or to discuss any developments subsequent to the date of the original filing.  In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-K and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing dates of the original Form 10-K and this amendment.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: July 16, 2010	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN A. KRIEGSMAN	Director, President and Chief Executive Officer	July 16, 2010
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	July 16, 2010
John Y. Caloz	(Principal Financial Officer and Principal Accounting Officer)

/s/ MAX LINK	Chairman of the Board	July 16, 2010
Max Link, Ph.D.

/s/ MARVIN R. SELTER	Vice-Chairman of the Board	July 16, 2010
Marvin R. Selter

/s/ LOUIS IGNARRO	Director	July 16, 2010
Louis Ignarro, Ph.D.

/s/ JOSEPH RUBINFELD	Director	July 16, 2010
Joseph Rubinfeld, Ph.D.

/s/ RICHARD L. WENNEKAMP	Director	July 16, 2010
Richard L. Wennekamp

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002