Form 10-Q
period 2010-06-30
CYTRX CORP
filed 2010-08-09
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of August 6, 2010: 109,128,638 million shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$12,452,514	$9,893,590
Marketable Securities	21,023,740	22,750,000
Investment in RXi Pharmaceuticals – at market	8,044,091	—
Receivable	59,314	139,680
Income taxes recoverable	519,158	519,158
Interest receivable	126,897	130,779
Assets held for sale	33,503	73,634
Prepaid expense and other current assets	679,589	1,088,074
Total current assets	42,938,806	34,594,915
Equipment and furnishings, net	375,228	174,959
Goodwill	183,780	183,780
Other assets	318,782	323,235
Total assets	$43,816,596	$35,276,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$588,802	$1,066,055
Accrued expenses and other current liabilities	3,076,451	2,492,450
Warrant liability	1,959,124	3,370,701
Total current liabilities	5,624,377	6,929,206
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 109,762,454 and 109,538,821 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	109,762	109,539
Additional paid-in capital	228,558,452	227,441,591
Accumulated comprehensive income, net of tax	8,044,091	—
Treasury stock, at cost (633,816 shares held at June 30, 2010 and December 31, 2009)	(2,279,238)	(2,279,238)
Accumulated deficit	(196,240,848)	(196,924,209)
Total stockholders’ equity	38,192,219	28,347,683
Total liabilities and stockholders’ equity	$43,816,596	$35,276,889

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Service revenue	$—	$963,667	$—	$2,446,495
Expenses:
Research and development	3,073,059	1,363,794	5,118,868	4,412,546
General and administrative	2,060,266	1,928,355	4,705,376	4,411,126
	5,133,325	3,292,149	9,824,244	8,823,672
Loss before other income	(5,133,325)	(2,328,482)	(9,824,244)	(6,377,177)
Other income:
Interest income	79,687	71,676	172,718	139,963
Other income, net	28,530	31,279	35,696	38,360
Gain on warrant derivative liability	1,278,884	—	1,411,577	—
Gain on sale of affiliate’s shares – RXi Pharmaceutical	5,040,114	—	8,887,614	—
Net income (loss) before provision for income taxes	1,293,890	(2,225,527)	683,361	(6,198,854)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,293,890	$(2,225,527)	$683,361	$(6,198,854)

Other comprehensive income (net of tax) Unrealized gain on available-for-sale securities	8,044,091	—	8,044,091	—

Comprehensive income	$9,337,981	$(2,225,527)	$8,727,452	$(6,198,854)

Basic net income (loss) per share	$0.01	$(0.02)	$0.01	$(0.07)

Basic weighted average shares outstanding	109,121,022	93,348,189	109,016,952	93,347,962

Diluted net income (loss) per share	$0.01	$(0.02)	$0.01	$(0.07)

Diluted weighted average shares outstanding	111,587,896	93,348,189	111,934,617	93,347,962

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$683,361	$(6,198,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,843	376,592
Retirement of fixed assets	30,171	—
Gain on sale of affiliate’s shares	(8,887,614)	—
Fair value adjustment of warrant liability	(1,411,577)	—
Stock option and warrant expense	1,103,232	1,138,640
Net change in operating assets and liabilities	470,543	(2,273,377)

Net cash used in operating activities	(7,953,041)	(758,145)

Cash flows from investing activities:
Purchase of marketable securities	(12,023,740)	(11,000,000)
Proceeds from matured marketable securities	13,750,000	—
Proceeds from sale of assets held for sale	40,131	—
Proceeds from sale of affiliate’s shares	8,887,614	—
Purchases of equipment and furnishings	(289,283)	(145,373)

Net cash provided by (used in) investing activities	10,364,722	(11,145,373)

Cash flows from financing activities:
Net proceeds from exercise of stock options	147,243	3,083

Net cash provided by financing activities	147,243	3,083

Net increase (decrease) in cash and cash equivalents	2,558,924	(18,099,289)
Cash and cash equivalents at beginning of period	9,893,590	25,041,772
Cash and cash equivalents at end of period	$12,452,514	$6,942,483

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$52,962	$18,802

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2010
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s drug development pipeline includes clinical development of three product candidates for cancer indications, including a recently-initiated Phase 2 proof-of-concept clinical trial with bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia, or B-CLL, two planned Phase 2 proof-of-concept clinical trial with bafetinib in patients with glioblastoma multiforme and advanced prostate cancer, three planned Phase 2 clinical trials for INNO-206 as a treatment for pancreatic cancer, gastric (stomach) cancer and soft tissue sarcomas, and a registration study of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to its core oncology programs, CytRx is developing two drug candidates based on its molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Apart from its drug development programs, CytRx currently maintains a 17% equity interest in its former subsidiary, RXi Pharmaceuticals Corporation, or RXi.  The Company’s current business strategy is to possibly spin-out its molecular chaperone regulation technology or seek one or more strategic partnerships to pursue the development of the technology.

The accompanying condensed financial statements at June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2009 have been derived from the Company’s audited financial statements as of that date.

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

3.   Marketable Securities

The Company held $21.0 million of marketable securities at June 30, 2010.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit in four accounts detailed as follows: $5.0 million with a maturity date of July 29, 2010; $7.5 million with a maturity date of September 30, 2010; $5.0 million with a maturity date of January 27, 2011; and $3.5 million with a maturity date of March 31, 2011.

4.   Investment in RXi Pharmaceuticals

 On June 30, 2010, the Company sold 2.0 million common shares for $5.0 million, net of costs. Previously, the Company accounted for its investment in RXi using the equity method, under which the Company recorded its pro-rata share of the financial results of RXi against its investment in RXi. The investment balance in RXi was reduced to zero and the Company stopped recording its share of losses from RXi. As a consequence of this sale, the Company’s ownership in RXi, approximately 3.1 million of common stock, was reduced to approximately 17%. The Company is now required to account for its investment under the cost method, and this investment is shown on the Balance Sheet at market value, based on RXi’s closing stock price at June 30, 2010. The Company has classified the investment as available for sale, and the investment will be marked to market on a go-forward basis.  At June 30, 2010, the investment had a market value of approximately $8.0 million. The recording of this marked to market is reflected as other comprehensive income on the Consolidated Statements of Operations.

5. Assets Held for Sale

In May 2009, the Company substantially completed the initial phase of the closure of its drug discovery research at its laboratory facility in San Diego, California. The Company concluded that it will conduct its research and development activities through third parties for the foreseeable future. The Company has sublet the laboratory facility, sold some of the laboratory equipment and is actively searching for additional buyers.  In the third quarter of 2009, the fixed assets related to the San Diego laboratory were re-allocated from Equipment and Furnishings to Assets Held for Sale and were written down to their estimated net realizable value as of September 30, 2009, which resulted in a charge of $1.2 million for that quarter. In November 2009, the Company signed sublease agreements with two parties to sublet the facility for the remainder of the term of the lease, which expires in October, 2010.  The Company recognized a lease accrual of $254,000 as of September 2009; at June 30, 2010, the lease accrual was reduced to $45,000.

As of June 30, 2010, the carrying amount of the assets held for sale approximated fair value. The costs associated with disposing of these assets held for sale are minimal.

6. Basic and Diluted Net Profit (Loss) Per Share

Basic net income (loss) per common share was computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share was computed using the weighted-average number of common share and common share equivalents outstanding.  Potentially dilutive stock options and warrants of 13.3 million shares and 11.3 million shares, respectively, for the three and six-month periods ended June 30, 2010 and 15.9 million shares and 15.8 million shares, respectively, for the three and six-month periods ended June 30, 2009, were excluded from the computation of diluted loss per share, where the effect would be anti-dilutive.

7. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as Gain on warrant derivative liability.  The Company recognized a gain of $1.3 million and $1.4 million, respectively, for the three and six-month periods ending June 30, 2010.

8.  Stock Based Compensation

CytRx Corporation

The Company has a 2000 Long-Term Incentive Plan under which an aggregate of 10.0 million shares of common stock were originally reserved for issuance.  As of June 30, 2010, there were approximately 7.3 million shares subject to outstanding stock options and approximately 0.1 million shares available for future grant under this plan.  This plan expired on August 6, 2010, when no additional shares will be available for grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of June 30, 2010, there were 1.1 million shares subject to outstanding stock options and 8.9 million shares available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development — employee	$45,261	$172,000	$87,895	$368,000
General and administrative — employee	338,456	297,000	483,404	572,000
Total employee stock-based compensation	$383,717	$469,000	$571,299	$940,000

Research and development — non-employee	$24,990	$10,000	$53,312	$19,000
General and administrative — non-employee	—	—	478,621	—
Total non-employee stock-based compensation	$24,990	$10,000	$531,933	$19,000

During the six-month period ended June 30, 2010, the Company issued stock options to purchase 645,000 shares of its common stock. The fair value of the stock options granted in the six-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	2.37%-2.97%	1.90% - 2.37%
Expected volatility	92.5% - 99.4%	93.9% - 97.9%
Expected lives (years)	5 - 10	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the six-month periods ended June 30, 2010 and 2009, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the six-month period ended June 30, 2010, the contractual term of the options granted was five to ten years and the Company used that term as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the six-month periods ended June 30, 2010 and 2009, the Company has estimated an annualized forfeiture rate of 14% and 10%, respectively, for options granted to its employees, 2% and 1%, respectively, for options granted to senior management and 0% for each period for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At June 30, 2010, there remained approximately $2.4 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.07 years. Presented below is the Company’s stock option activity:

	Six Months Ended June 30, 2010
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	8,012,090	995,000	9,007,090	$1.02
Granted	250,000	395,000	645,000	$1.05
Exercised	(223,633)	—	(223,633)	$0.66
Forfeited or expired	(676,367)	(395,000)	(1,071,367)	$1.07
Outstanding at June 30, 2010	7,362,090	995,000	8,357,090	$1.07
Options exercisable at June 30, 2010	5,021,322	595,061	5,616,383	$1.12

A summary of the activity for unvested stock options as of June 30, 2010, and changes during the quarter, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2010	3,013,690	449,920	3,463,610	$0.81
Granted	—	—	—	$—
Forfeited or expired	(51,525)	—	(51,525)	$0.62
Vested	(621,397)	(49,981)	(671,378)	$0.77
Non-vested at June 30, 2010	2,340,768	399,939	2,740,707	$0.94

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at June 30, 2010:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 - 1.00	2,152,607	7.72	$0.59	1,467,053	7.72	$0.63
$1.01 –1.50	5,676,483	6.74	$1.12	3,621,330	6.74	$1.15
$1.51 - 3.33	528,000	4.05	$2.27	528,000	4.05	$2.27
	8,357,090	6.83	$1.06	5,616,383	6.83	$1.12

The aggregate intrinsic value of outstanding options as of June 30, 2010 was $10.3 million, which represents the difference between the fair market value of the underlying shares based on the closing price of the Company’s common stock on June 30, 2010 of $0.77 and the aggregate exercise price of the options.

9. Fair Value Measurements

Assets and liabilities recorded at fair value in balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs are as follows:

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

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$12,453	$—	$—	$12,453
Marketable securities	21,024	—	—	21,024
Investment in RXi Pharmaceutical market	8,044	—	—	8,044
Warrant liability	—	1,959	—	1,959

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

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The Company’s non-financial assets were not material at June 30, 2010 and June 30, 2009.

10.      Liquidity and Capital Resources

At June 30, 2010, the Company had cash and cash equivalents of approximately $12.5 million, marketable securities of approximately $21.0 million, and held approximately 3.1 million shares of common stock of RXi Pharmaceuticals Corporation, or RXi, with a market value of approximately $8.0 million based upon the closing price of the RXi common stock on that date.  On March 26, 2010, the Company raised approximately $3.8 million from the sale of 675,000 RXi shares, and on June 30, 2010, the company sold 2.0 million shares of the RXi common stock for $5.0 million, net of costs.  Management believes that the Company’s current cash on hand, together with its marketable securities and proceeds from possible future sales of RXi shares, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2010 and the first six months of 2011 of approximately $17.5 million, which includes approximately $3.1 million for its clinical programs for INNO-206, approximately $4.9 million for its clinical programs for bafetinib, approximately $0.3 million for its clinical program for tamibarotene, approximately $0.2 million for its activities for arimoclomol, approximately $2.0 million for general operation of its clinical programs, and approximately $7.0 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will be required to obtain additional funding in order to execute its long-term business plan. The fair value of common stock investment in RXi is subject to market fluctuations that could impact the amount of cash the Company generates from any future sales of RXi shares. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position condition.

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

11.  Equity Transactions

During the six-month period ended June 30, 2010, 223,633 options to purchase the Company’s common stock were exercised, and the Company received $147,243 upon their exercise. No warrant holders exercised their rights to acquire common shares.

12. ALSCRT Amendment

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors discussed in this section and under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development pipeline includes clinical development of three product candidates for cancer indications, including a recently-initiated Phase 2 proof-of-concept clinical trial with bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia, or B-CLL, two planned Phase 2 proof-of-concept clinical trial with bafetinib in patients with glioblastoma multiforme and advanced prostate cancer, three planned Phase 2 clinical trials for INNO-206 as a treatment for pancreatic cancer, gastric (stomach) cancer and soft tissue sarcomas, and a registration study of tamibarotene for the treatment of acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we are developing two drug candidates based on our molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Apart from our drug development programs, we currently maintain a 17% equity interest in our former subsidiary, RXi Pharmaceuticals Corporation (NASDAQ: RXII).  Our current business strategy is to possibly spin-out our molecular chaperone regulation technology or seek one or more strategic partnerships to pursue the development of the technology.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 8 of the Notes to Condensed Financial Statements included in this Quarterly Report. We have adopted the provisions of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

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

Impairment of Long-Lived Assets

We review long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results we may be required to record an impairment charge.  The remaining fixed assets from our San Diego laboratory have been re-allocated from Equipment and Furnishings to Assets Held for Sale and written down to their estimated net realizable value at June 30, 2010.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants of 13.3 million shares and 11.3 million shares, respectively, for the three and six-month periods ended June 30, 2010 and 15.9 million shares and 15.8 million shares, respectively, for the three and six-month periods ended June 30, 2009, were excluded from the computation of diluted loss per share, where the effect would be anti-dilutive.

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

At June 30, 2010, we had cash and cash equivalents of approximately $12.5 million, marketable securities of approximately $21.0 million, held approximately 3.1 million restricted shares of common stock of RXi with a market value of approximately $8.0 million based upon the closing price of the RXi common stock on that date. On March 26, 2010, we raised approximately $3.8 million from the sale of 675,000 RXi shares and on June 30, 2010, we sold 2.0 million shares of the RXi common stock for $5.0 million, net of costs. Management believes that our current cash on hand, together with our marketable securities and proceeds from possible future sales of RXi common stock, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2010 and the first six months of 2011 of approximately $17.5 million, which includes approximately $3.1 million for our clinical programs for INNO-206, approximately $4.9 million for our clinical programs for bafetinib, approximately $0.3 million for our clinical program for tamibarotene, approximately $0.2 million for our activities for arimoclomol, approximately $2.0 million for general operation of our clinical programs, and approximately $7.0 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize one or more of our product candidates, we anticipate it will take a minimum of three years and possibly longer, for us to generate significant recurring revenue. We will be dependent on future financing and possible asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our RXi shares or other assets or merge with or be acquired by another company. For example, we intend to assess periodically the costs and potential commercial value of our new-drug discovery activities. Depending on these assessments, we may determine to modify, out-source, partner or suspend these activities.

We realized a net income in the quarter ended June 30, 2010 of $1.3 million as compared to a $2.2 million net loss in the quarter ended June 30, 2009, or a difference of $3.5 million. We recognized no service revenues in the quarter ended June 30, 2010 as compared to $1.0 million in the comparative quarter because all of the related ALSCRT revenue was completely recognized in 2009 as a result of the amendment of the ALSCRT arrangement discussed previously. Our research and development expenditures were approximately $1.7 million higher in the current quarter as compared to the quarter ended June 30, 2009, due to increased spending related to the ramp up of our oncology clinical trials.  In the quarter ended June 30, 2010, we recognized a gain of approximately $5.0 million resulting from the sale of 2 million RXi shares.  We also recognized an unrealized gain recorded in other comprehensive income on our remaining 3.1 million RXi shares. We had no similar items in the 2009 comparative period.

In the six-month period ended June 30, 2010, we received $10.4 million of cash from investing activities, compared to a usage of $11.1 million in the comparable 2009 period. In the current six-month period, we received proceeds from the sale of 2.675 million RXi shares for a total of $8.9 million. We purchased net marketable securities of $1.7 million and $11.0 million, respectively, in the six-month periods ended June 30, 2010 and 2009. We utilized $0.3 million for capital expenditures in the three-month period ended June 30, 2010 as compared to $0.1 million in the comparative 2009 period. We do not expect any significant capital spending during the next 12 months.

In the six-month period ended June 30, 2010, we received $147,000 from the exercise of stock options as compared to none in the comparative period.  We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, sales of RXi shares, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

As a development company that is primarily engaged in research and development activities, we expect to incur significant losses and negative cash flow from operating activities for the foreseeable future.  There can be no assurance that we will be able to generate revenues from our product candidates and become profitable.

We expect to incur significant losses for the foreseeable future, and there can be no assurance that we will become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

We recorded a net income of approximately $1.3 million and $0.7 million for the three-month and six-month periods ended June 30, 2010, respectively, as compared to a net loss of $2.2 million and $6.2 million, respectively, for the same periods in 2009. Our net income during the three-month and six-month periods of 2010 resulted solely from gains on the sale of RXi of $5.0 million and $8.9 million, respectively.

We recognized no service revenue for the three-month and six-month periods ended June 30, 2010, as compared to $0.9 million and $2.4 million, respectively, for the same periods in 2009. The 2009 revenues relate to our $24.3 million sale to the ALSCRT of a one percent royalty interest in worldwide sales of arimoclomol in August 2006. Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2010, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Research and development expenses	$3,002	$1,020	$4,975	$3,695
Non-cash research and development expenses	25	10	53	19
Employee stock option expense	45	172	88	368
Depreciation and amortization	1	162	3	331
	$3,073	$1,364	$5,119	$4,413

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $3.0 million and $5.0 million for the three-month and six-month periods ended June 30, 2010, respectively, and $1.0 million and $3.7 million, respectively, for the same periods in 2009.

Research and development expenses incurred during the three-month and six-month periods ended June 30, 2010 relate to our various development programs.  In the three-month period ended June 30, 2010, the development costs of our program for INNO-206 were $0.9 million, the costs of our program for bafetinib were $1.2 million, and the costs of our program for tamibarotene were $0.1 million. The remainder primarily related to research and development support costs.

As compensation to our consultants, and in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $45,000 and $88,000 of employee stock option expense both during the three-month and six-month periods ended June 30, 2010, respectively, and $0.2 million and $0.4 million, respectively, for the same periods in 2009.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
General and administrative expenses	$1,689	$1,503	$3,687	$3,614
Non-cash general and administrative expenses	0	106	479	180
Employee stock option expense	338	297	483	572
Depreciation and amortization	33	22	56	45
	$2,060	$1,928	$4,705	$4,411

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.7 million and $3.7 million for the three-month and six-month periods ended June 30, 2010, respectively, and $1.5 million and $3.6 million, respectively, for the same periods in 2009.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.3 million and $0.5 million of employee stock option expense in the three-month and six-month periods ended June 30, 2010, as compared to $0.3 million and $0.6 million, respectively, for the same periods in 2009. We recorded $0 and $0.5 million of non-employee stock option expense in the three-month and six-month periods ended June 30, 2010, as compared to $0.1 million and $0.2 million, respectively in the prior comparative periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.   The remaining fixed assets from our San Diego, California laboratory have been re-allocated from Equipment and Furnishings to Assets Held for Sale and written down to their estimated net realizable value at June 30, 2010.

Interest Income

Interest income was $80,000 and $0.2 million for each of the three-month and six-month periods ended June 30, 2010, compared to $72,000 and $0.1 million for the same periods in 2009.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month ended June 30, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1A – Risk Factors

We are subject to a number of risks and uncertainties, including the risks and uncertainties discussed below, as well as those described in our Annual Report on Form 10-K for the year ended December 31, 2009 or reflected in any subsequent filings we make with the SEC. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently perceive as immaterial, also may adversely affect us.

Our common stock may be delisted from The Nasdaq Capital Market if the stock price does not increase.

We received notice from The Nasdaq Stock Market on July 14, 2010 that we were not in compliance with the minimum $1.00 closing bid price required by Nasdaq Marketplace Rule 4310(c)(4) and, in accordance with Marketplace Rule 4310(c)(8)(D), could regain compliance if, by January 10, 2011, the closing bid price of our common stock is at or above $1.00 for 10 consecutive business days and we otherwise meet the Nasdaq's continuing listing requirements.  In its notice to us, Nasdaq also informed us that, if we did not regain compliance by the stated deadline, we would be granted up to an additional 180 calendar days to regain full compliance while continuing to trade during such time if we meet the Nasdaq's initial listing requirements other than the minimum bid price rule.  If we eventually fail to comply with this condition for continued listing and our common stock is delisted from The Nasdaq Capital Market, our common stock is expected to be quoted on the Pink Sheets LLC or the OTC Bulletin Board markets.  However, there is no assurance that our common stock will, in fact,  be quoted on one of these other trading systems or that an active trading market for our common stock will thereafter exist, which would materially and adversely impact the market value of our common stock.

Item 5. Other Information

On June 29, 2010, we held our Annual Meeting of Stockholders. The following are the results of voting on the proposals submitted to a vote of our stockholders:

a) Election of directors:

Nominee	For	Withheld
Lou Ignarro, Ph.D.	19.7 million	5.8 million
Joseph Rubinfeld, Ph.D.	23.6 million	1.9 million

b) Ratification of the selection of BDO Seidman, LLP as our independent auditors:

For	81.6 million
Against	1.3 million
Abstain	0.2 million

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 9, 2010	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002