Form 10-Q
period 2010-09-30
CYTRX CORP
filed 2010-11-08
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of November 5, 2010: 109,128,638 million shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$10,159,243	$9,893,590
Marketable Securities	20,567,861	22,750,000
Investment in RXi Pharmaceuticals – at market	8,817,561	—
Receivable	78,850	139,680
Income taxes recoverable	519,158	519,158
Interest receivable	69,897	130,779
Assets held for sale	—	73,634
Prepaid expense and other current assets	728,317	1,088,074
Total current assets	40,940,887	34,594,915
Equipment and furnishings, net	341,302	174,959
Goodwill	183,780	183,780
Other assets	316,001	323,235
Total assets	$41,781,970	$35,276,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,414,995	$1,066,055
Accrued expenses and other current liabilities	3,713,227	2,492,450
Warrant liability	1,777,625	3,370,701
Total current liabilities	6,905,847	6,929,206
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 109,762,454 and 109,538,821 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	109,762	109,539
Additional paid-in capital	228,882,948	227,441,591
Accumulated other comprehensive income, net of tax	8,817,561	—
Treasury stock, at cost (633,816 shares held at September 30, 2010 and December 31, 2009)	(2,279,238)	(2,279,238)
Accumulated deficit	(200,654,910)	(196,924,209)
Total stockholders’ equity	34,876,123	28,347,683
Total liabilities and stockholders’ equity	$41,781,970	$35,276,889

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Service revenue	$—	$6,678,903	$—	$9,125,397
License revenue	—	275,000	—	275,000
	—	6,953,903	—	9,400,397
Expenses:
Research and development	2,845,181	1,227,495	7,964,049	5,640,041
General and administrative	1,848,028	2,576,187	6,553,403	6,987,313
Impairment loss on fixed assets	—	1,187,305	—	1,187,305
	4,693,209	4,990,987	14,517,452	13,814,659

Income (loss) before other income	(4,693,209)	1,962,916	(14,517,452)	(4,414,262)
Other income:
Interest income	71,947	102,348	244,668	242,311
Other income, net	25,697	28,316	61,394	66,677
Gain on warrant derivative liability	181,499	544,040	1,593,076	544,040
Gain on sale of affiliate’s shares – RXi Pharmaceutical	—	1,224,951	8,887,614	1,224,951
Net income (loss) before provision for income taxes	(4,414,066)	3,862,571	(3,730,701)	(2,336,283)
Provision for income taxes	—	—	—	—
Net income (loss)	$(4,414,066)	$3,862,571	$(3,730,701)	(2,336,283)

Other comprehensive income (net of tax) Unrealized gain on available-for-sale securities	773,470	—	8,817,561	—

Comprehensive income	$3,640,596	$3,862,571	$5,086,860	(2,336,283)

Basic net income (loss) per share	$(0.04)	$0.04	$(0.05)	$(0.02)

Basic weighted average shares outstanding	109,131,738	104,118,353	109,055,634	96,977,544

Diluted net income (loss) per share	$(0.04)	$0.04	$(0.05)	$(0.02)

Diluted weighted average shares outstanding	109,131,738	105,766,094	109,055,634	96,977,544

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,730,701)	$(2,336,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,775	451,383
Retirement of fixed assets	61,086	1,187,305
Gain on sale of affiliate’s shares	(8,887,614)	(1,224,951)
Gain on sale of assets held for sale	(24,997)	—
Fair value adjustment of warrant liability	(1,593,076)	(544,040)
Stock option and warrant expense	1,427,728	2,210,553
Net change in operating assets and liabilities	1,950,027	(8,926,632)

Net cash used in operating activities	(10,713,772)	(9,182,665)

Cash flows from investing activities:
Purchase of marketable securities	(24,067,861)	(27,750,000)
Proceeds from matured marketable securities	26,250,000	—
Proceeds from sale of assets held for sale	73,634	44,500
Proceeds from sale of affiliate’s shares	8,887,614	1,224,951
Purchases of equipment and furnishings	(311,205)	(178,426)

Net cash provided by (used in) investing activities	10,832,182	(26,658,975)

Cash flows from financing activities:
Net proceeds from exercise of stock options	147,243	293,083
Common stock issued in registered direct offering	—	18,273,568

Net cash provided by financing activities	147,243	18,566,651

Net increase (decrease) in cash and cash equivalents	265,653	(17,274,989)
Cash and cash equivalents at beginning of period	9,893,590	25,041,772
Cash and cash equivalents at end of period	$10,159,243	$7,766,783

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$128,950	$113,372

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s drug development pipeline includes clinical development of three product candidates for cancer indications, including recently-initiated Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced prostate cancer and high-risk B-cell chronic lymphocytic leukemia, or B-CLL, an additional planned pharmacokinetic clinical trial with bafetinib in patients with brain cancer, two planned Phase 2 clinical trials for INNO-206 as a treatment for soft tissue sarcomas and pancreatic cancer following an abbreviated safety trial, and clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL. In addition to its core oncology programs, CytRx is developing two drug candidates based on its molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Apart from these programs, CytRx currently retains a 17% equity interest in its former subsidiary, RXi Pharmaceuticals Corporation, or RXi.  The Company’s current business strategy is to possibly spin-out its molecular chaperone regulation technology or seek one or more strategic partnerships to pursue the development of the technology.

The accompanying condensed financial statements at September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2009 have been derived from the Company’s audited financial statements as of that date.

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

2.  Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for periods beginning on or after June 15, 2010. Entities can apply this guidance retrospectively as well as prospectively to milestones achieved after adoption. This update is expected to have no impact on the Company’s financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosures requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial statements.

3.   Marketable Securities

The Company held $20.6 million of marketable securities at September 30, 2010.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit in four accounts detailed as follows: $5.0 million with a maturity date of January 27, 2011; $7.6 million with a maturity date of March 31, 2011; $5.0 million with a maturity date of July 14, 2011; and $3.0 million with a maturity date of July 28, 2011.

4.   Investment in RXi Pharmaceuticals

    On June 30, 2010, the Company sold 2.0 million common shares of RXi for $5.0 million, net of costs. Previously, the Company accounted for its investment in RXi using the equity method, under which the Company recorded its pro-rata share of the financial results of RXi against its investment in RXi. The investment balance in RXi was reduced to zero and the Company stopped recording its share of losses from RXi. As a consequence of this sale, the Company’s ownership in RXi was reduced to approximately 3.1 million shares of common stock, approximately 17% of the outstanding shares of RXi. The Company accounts for these shares as available for sale and any increase or decrease is included as part of comprehensive income or loss. This investment is shown on the balance sheet at market value, based on RXi’s closing stock price at September 30, 2010. The investment will be marked to market on a go-forward basis until the Company has disposed of its remaining stock.  At September 30, 2010, the investment had a market value of approximately $8.8 million. The recording of this marked to market adjustment is reflected as other comprehensive income on the Consolidated Statements of Operations.

5. Assets Held for Sale

In May 2009, the Company substantially completed the initial phase of the closure of its drug discovery research at its laboratory facility in San Diego, California. The Company concluded that it will conduct its research and development activities through third parties for the foreseeable future. The Company has sublet the laboratory facility, sold some of the laboratory equipment and is actively searching for additional buyers.  In the third quarter of 2009, the fixed assets related to the San Diego laboratory were re-allocated from Equipment and Furnishings to Assets Held for Sale and were written down to their estimated net realizable value as of September 30, 2009, which resulted in a charge of $1.2 million for that quarter. As of September 30, 2010, the Company had sold all of its remaining assets held for sale. In November 2009, the Company signed sublease agreements with two parties to sublet the facility for the remainder of the term of the lease, which expired in October, 2010.  The Company recognized a lease accrual of $254,000 as of September 2009; at September 30, 2010, the lease accrual was reduced to $4,600.

6. Basic and Diluted Net Profit (Loss) Per Share

Basic net income (loss) per common share was computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share was computed using the weighted-average number of common share and common share equivalents outstanding.  Potentially dilutive stock options and warrants of 9.2 million shares for the three-month and nine-month periods ended September 30, 2010 and 17.6 million shares for both the three-month and nine-month periods ended September 30, 2009, were excluded from the computation of diluted loss per share, where the effect would be anti-dilutive.

7. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s recent equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as gain on warrant derivative liability.  The Company recognized a gain of $0.2 million and $1.6 million, respectively, for the three-month and nine-month periods ended September 30, 2010.

8.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of September 30, 2010, there were approximately 7.2 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of September 30, 2010, there were 1.1 million shares subject to outstanding stock options and 8.9 million shares available for future grant under this plan.

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

At the 2009 Annual Meeting of Stockholders, which was held on July 1, 2010, the Company’s stockholders approved an amendment to the Company’s 2000 Long-Term Incentive Plan to allow for a one-time stock option re-pricing program for employees and officers.  Pursuant to the re-pricing program, 3,265,500 eligible stock options held by ten eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of the Company’s common stock as reported on the Nasdaq Capital Market on the July 1, 2009 completion date of the re-pricing program, and to impose a new option vesting schedule.  None of the amended options vested immediately.  To the extent a participating employee’s or officer’s eligible options were vested on the amendment date, the amended options vested in full on December 31, 2009, so long as the employee or officer remained in the Company’s employ through that date. To the extent a participating employee’s or officer’s eligible options were unvested as of July 1, 2009, the original scheduled vesting was suspended until December 31, 2009 and resumed after that date, so long as the employee or officer remained in the Company’s employ through such date. The incremental cost of the re-pricing program was approximately $0.4 million.

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development — employee	$53,296	$136,870	$141,191	$504,885
General and administrative — employee	204,804	719,801	648,862	1,291,913
Total employee stock-based compensation	$258,100	$856,671	$790,053	$1,796,798

Research and development — non-employee	$18,409	$20,575	$71,721	$39,088
General and administrative — non-employee	-	-	565,954	-
Total non-employee stock-based compensation	$18,409	$20,575	$637,675	$39,088

During the nine-month period ended September 30, 2010, the Company issued stock options to purchase 645,000 shares of its common stock. The fair value of the stock options granted in the nine-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	2.37%-2.97%	1.90%-2.86%
Expected volatility	92.5%-99.4%	93.3%-97.9%
Expected lives (years)	5 - 10	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the nine-month periods ended September 30, 2010 and 2009, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the nine-month period ended September 30, 2010, the contractual term of the options granted was five to ten years and the Company used that term as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the nine-month periods ended September 30, 2010 and 2009, the Company has estimated an annualized forfeiture rate of 14% and 10%, respectively, for options granted to its employees, 2% and 1%, respectively, for options granted to senior management and 0% for each period for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At September 30, 2010, there remained approximately $2.3 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 0.95 years. Presented below is the Company’s stock option activity:

	Nine Months Ended September 30, 2010
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	8,012,090	995,000	9,007,090	$1.02
Granted	250,000	395,000	645,000	$1.05
Exercised	(223,633)	—	(223,633)	$0.66
Forfeited or expired	(686,033)	(395,000)	(1,081,033)	$1.07
Outstanding at September 30, 2010	7,352,424	995,000	8,347,424	$1.06
Options exercisable at September 30, 2010	5,304,576	620,051	5,924,627	$1.11

A summary of the unvested stock options as of September 30, 2010, and changes during the nine-months then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2010	3,013,690	449,920	3,463,610	$0.81
Granted	—	—	—	$—
Forfeited or expired	(61,191)	—	(61,191)	$0.62
Vested	(904,651)	(74,971)	(979,622)	$0.77
Non-vested at September 30, 2010	2,047,848	374,949	2,422,797	$0.94

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at September 30, 2010:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 - 1.00	2,150,607	7.47	$0.59	1,551,929	7.47	$0.62
$1.01 –1.50	5,668,817	6.49	$1.12	3,844,698	6.49	$1.15
$1.51 - 3.33	528,000	3.80	$2.27	528,000	3.80	$2.27
	8,347,424	6.57	$1.06	5,924,627	6.57	$1.11

The aggregate intrinsic value of outstanding options as of September 30, 2010 was $10.2 million, which represents the difference between the fair market value of the underlying shares based on the closing price of the Company’s common stock on September 30, 2010 of $0.75 and the aggregate exercise price of the options.

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$10,159	$—	$—	$10,159
Marketable securities	20,568	—	—	20,568
Investment in RXi Pharmaceutical market	8,818	—	—	8,818
Warrant liability	—	1,778	—	1,778

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$9,894	$—	$—	$9,894
Marketable securities	22,750	—	—	22,750

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s July 2009 equity financing. In accordance with ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. See Warrant Liabilities below.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The Company’s non-financial assets were not material at September 30, 2010 and September 30, 2009.

10.      Liquidity and Capital Resources

At September 30, 2010, the Company had cash and cash equivalents of approximately $10.2 million, marketable securities of approximately $20.6 million, and held approximately 3.1 million shares of common stock of RXi with a market value of approximately $8.8 million based upon the closing price of the RXi common stock on that date.  On March 26, 2010, the Company raised approximately $3.8 million from the sale of 675,000 RXi shares, and on June 30, 2010, the company sold 2.0 million shares of the RXi common stock for $5.0 million, net of costs.  Management believes that the Company’s current cash on hand, together with its marketable securities and proceeds from possible future sales of RXi shares, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2010 and the first nine months of 2011 of approximately $21.7 million, which includes approximately $3.4 million for its clinical programs for INNO-206, approximately $4.6 million for its clinical programs for bafetinib, approximately $4.6 million for its clinical program for tamibarotene, approximately $2.2 million for general operation of its clinical programs, and approximately $6.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will be required to obtain additional funding in order to execute its long-term business plan. The fair value of common stock investment in RXi is subject to market fluctuations that could impact the amount of cash the Company generates from any future sales of RXi shares. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position condition.

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

11.  Equity Transactions

During the nine-month period ended September 30, 2010, 223,633 options to purchase the Company’s common stock were exercised, and the Company received $147,243 upon their exercise. No warrant holders exercised their rights to acquire common shares.

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

13. Subsequent events

On November 1, 2010, the Company received notification that it had been awarded a nontaxable grant of approximately $735,000 related to its INNO-206, tamibarotene and bafetinib programs under the Qualifying Therapeutic Discovery Project Program. Management has evaluated other subsequent events and the impact on the reported results and disclosures.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development pipeline includes clinical development of three product candidates for cancer indications, including recently-initiated Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced prostate cancer and high-risk B-cell chronic lymphocytic leukemia, or B-CLL, an additional planned pharmacokinetic clinical trial with bafetinib in patients with brain cancer, two planned Phase 2 clinical trials for INNO-206 as a treatment for soft tissue sarcomas and pancreatic cancer following an abbreviated safety trial, and clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we are developing two drug candidates based on our molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Apart from these programs, we currently retain a 17% equity interest in our former subsidiary, RXi Pharmaceuticals Corporation, or RXi.  Our current business strategy is to possibly spin-out our molecular chaperone regulation technology or seek one or more strategic partnerships to pursue the development of the technology.

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

Impairment of Long-Lived Assets

We review long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results we may be required to record an impairment charge.  The remaining fixed assets from our San Diego laboratory have been re-allocated from Equipment and Furnishings to Assets Held for Sale and were sold as of September 30, 2010.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants of 9.2 million shares for the three and nine-month periods ended September 30, 2010, and 17.6 million shares for both the three and nine-month periods ended September 30, 2009, were excluded from the computation of diluted loss per share, where the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our July 2009 equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718 (formerly SFAS 123R). The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as gain on warrant derivative liability.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At September 30, 2010, we had cash and cash equivalents of approximately $10.2 million, marketable securities of approximately $20.6 million, held approximately 3.1 million shares of common stock of RXi with a market value of approximately $8.8 million based upon the closing price of the RXi common stock on that date. On March 26, 2010, we raised approximately $3.8 million from the sale of 675,000 RXi shares and on June 30, 2010, we sold 2.0 million shares of the RXi common stock for $5.0 million, net of costs. Management believes that our current cash on hand, together with our marketable securities and proceeds from possible future sales of RXi common stock, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2010 and the first nine months of 2011 of approximately $21.7 million, which includes approximately $3.4 million for our clinical programs for INNO-206, approximately $4.6 million for our clinical programs for bafetinib, approximately $4.6 million for our clinical program for tamibarotene, approximately $2.2 million for general operation of our clinical programs, and approximately $6.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

We realized a net loss in the quarter ended September 30, 2010 of $4.4 million as compared to a $3.9 million net income in the quarter ended September 30, 2009, or a difference of $8.3 million. We recognized no revenues in the quarter ended September 30, 2010 as compared to $7.0 million in the comparative 2009 quarter because all of the related ALSCRT revenue was completely recognized in 2009 as a result of the amendment of the ALSCRT arrangement discussed previously. Our research and development expenditures were approximately $0.4 million higher in the current quarter as compared to the quarter ended September 30, 2009, due to increased spending related to the ramp up of our oncology clinical trials.  Our general and administrative expenditures were approximately $0.7 million lower in the current quarter as compared to the quarter ended September 30, 2009, due to a decrease in stock option expense.

In the nine-month period ended September 30, 2010, we received $10.8 million of cash from investing activities, compared to a usage of $26.7 million in the comparable 2009 period. In the current nine-month period, we received proceeds from the sale of 2.675 million RXi shares for a total of $8.9 million. We purchased marketable securities of $27.8 million in the nine-month period ended September 30, 2009 as compared to net proceeds of $2.2 million from the sale of marketable securities in the comparative 2009 period. We utilized $0.3 million for capital expenditures in the three-month period ended September 30, 2010 as compared to $0.1 million in the comparative 2009 period. We do not expect any significant capital spending during the next 12 months.

In the nine-month period ended September 30, 2010, we received $147,000 from the exercise of stock options as compared to $293,000 in the comparative period.  Cash provided by financing activities in the nine months ended September 30, 2009 of $18.3 million was as a consequence of the registered direct offering.  We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, sales of RXi shares, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of future operating results or future financial condition.

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

Results of Operations

We recorded a net loss of approximately $4.4 million and net income of approximately $3.7 million for the three-month and nine-month periods ended September 30, 2010, respectively, as compared to a net income of approximately $3.9 million and a net loss of $2.3 million for the three-month and nine-month periods ended September 30, 2009, respectively. Our net income during the nine-month period of 2010 resulted from a gain on the sale of RXi of $8.9 million as well as a gain on the warrant derivative liability of $1.6 million.

We recognized no service revenue for the three-month and nine-month periods ended September 30, 2010, as compared to $7.0 million and $9.4 million, respectively, for the same periods in 2009. The 2009 revenues relate to our $24.3 million sale to the ALSCRT of a one percent royalty interest in worldwide sales of arimoclomol in August 2006. Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2010, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Research and development expenses	$2,772	$1,017	$7,747	$4,712
Non-cash research and development expenses	18	21	72	39
Employee stock option expense	53	137	141	505
Impairment loss on fixed assets	0	1,187	0	1,187
Depreciation and amortization	2	53	4	384
	$2,845	$2,415	$7,964	$6,827

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses, impairment loss and depreciation expense, were $2.8 million and $7.7 million for the three-month and nine-month periods ended September 30, 2010, respectively, and $1.0 million and $4.7 million, respectively, for the same periods in 2009.

Research and development expenses incurred during the three-month and nine-month periods ended September 30, 2010 relate to our various development programs.  In the three-month period ended September 30, 2010, the development costs of our program for INNO-206 were $0.5 million, the costs of our program for bafetinib were $1.4 million, and the costs of our program for tamibarotene were $0.3 million. The remainder primarily related to research and development support costs.

As compensation to our consultants, and in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. The value of the non-employee option grants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $53,000 and $141,000 of employee stock option expense both during the three-month and nine-month periods ended September 30, 2010, respectively, and $0.1 million and $0.5 million, respectively, for the same periods in 2009.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
General and administrative expenses	$1,573	$1,640	$5,259	$5,254
Non-cash general and administrative expenses	87	194	566	374
Employee stock option expense	165	720	649	1,292
Depreciation and amortization	23	22	79	67
	$1,848	$2,576	$6,553	$6,987

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.6 million and $5.3 million for the three-month and nine-month periods ended September 30, 2010, respectively, and $1.6 million and $5.3 million, respectively, for the same periods in 2009.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.2 million and $0.7 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2010, as compared to $0.7 million and $1.3 million, respectively, for the same periods in 2009. We recorded $0 and $0.5 million of non-employee stock option expense in the three-month and nine-month periods ended September 30, 2010, as compared to $0.2 million and $0.4 million, respectively in the prior comparative periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.   The remaining fixed assets from our San Diego, California laboratory were re-allocated from Equipment and Furnishings to Assets Held for Sale in 2009 and written down to their estimated net realizable value. All remaining fixed assets had been sold as at September 30, 2010.

Interest Income

Interest income was $72,000 and $0.2 million for each of the three-month and nine-month periods ended September 30, 2010, respectively, compared to $0.1 million and $0.2 million, respectively, for the same periods in 2009.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period covered by this Report, we issued 400,000 warrants to purchase shares of our common stock in at an exercise price of $0.76 to a provider of investor relations services. The warrants are exercisable for a term of five years.  The issuance of the warrants was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: November 8, 2010	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002