Form 10-K
period 2010-12-31
CYTRX CORP
filed 2011-03-11
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
_____________

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
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the Registrant’s common stock as reported on The Nasdaq Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $84.5 million.  Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant.  This is not necessarily determinative of affiliate status for other purposes.  The number of outstanding shares of the Registrant's common stock as of March 11, 2011 was 109,227,169, exclusive of treasury shares.

CYTRX CORPORATION
2010 ANNUAL REPORT ON FORM 10-K

“SAFE HARBOR” STATEMENT

Some of the information contained in this Annual Report may include forward-looking statements that reflect our current views with respect to our research and development activities, business strategy, business plan, financial performance and other future events.  These statements include forward-looking statements both with respect to us, specifically, and the biotechnology sector, in general.  We make these statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate.  All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this Statement.

PART I

Item 1. BUSINESS

In this Annual Report, we sometimes refer to CytRx Corporation as “CytRx,” to our former subsidiary, RXi Pharmaceuticals Corporation, as “RXi,” and to Innovive Pharmaceuticals, Inc., which we acquired in September 2008, as “Innovive.” References in this Annual Report to the “company,” “we,” “us” or “our” refer to CytRx, alone, unless otherwise indicated.

COMPANY OVERVIEW

We are a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development pipeline includes clinical development of three product candidates for cancer indications, including recently-initiated Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced, hormone-refractory prostate cancer and relapsed or refractory B-cell chronic lymphocytic leukemia, or B-CLL, an additional planned pharmacokinetic clinical trial with bafetinib in patients with brain cancer, two planned Phase 2 clinical trials for INNO-206 as a treatment for soft tissue sarcomas and pancreatic cancer following an abbreviated safety trial, and clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we own rights to two drug candidates based on our molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Our current business strategy is to seek one or more strategic partnerships to pursue the development of this technology.

We are a Delaware corporation, incorporated in 1985.  Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648.

OUR PRODUCT CANDIDATE PIPELINE

The following table summarizes our product candidates and their current or impending stages of development:

Technology	Product Candidate	Indication(s)	Stage of Development

Doxorubicin prodrug	INNO-206	Soft tissue sarcomas	Phase II (2H11)
		Pancreatic cancer	Phase II (2H11)
Tyrosine kinase inhibitor	Bafetinib	B-CLL (B-cell chronic lymphocytic leukemia)	Phase II
		Advanced prostate cancer	Phase II
		Brain cancer	Phase I
Synthetic retinoid	Tamibarotene	Non-small-cell lung cancer	Phase IIb
		APL (acute promyelocytic leukemia)	Pivotal Phase II

OUR CLINICAL DEVELOPMENT PROGRAMS

Our current clinical development programs are discussed below.

INNO-206

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

Our anticipated mechanism of action for INNO-206 is as follows:

•	after administration, INNO-206 rapidly binds circulating albumin through the EMCH linker;

•	circulating albumin preferentially accumulates in tumors, bypassing uptake by other non-tumor sites, including the heart, liver and the gastrointestinal tract;

•	once albumin-bound INNO-206 reaches the tumor, the acidic environment of the tumor causes cleavage of the acid sensitive linker; and

•	free doxorubicin is released at the site of the tumor and is taken up by the cancer cells.

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

Clinical data.  A Phase I study of INNO-206 that demonstrated safety and objective clinical responses in several tumor types was completed in 2005 and presented at the March 2006 Krebskongress meeting in Berlin. In this study, single doses were administered every 3 weeks at up to six times the standard dosing of doxorubicin without an increase in side effects over those historically observed with doxorubicin. Twenty-three of 35 evaluable patients had either an objective clinical (partial) response or stable disease. Objective clinical responses were observed in patients with sarcoma, breast, and small cell lung cancers.

Development Plan.  Based on the objective clinical responses seen in the Phase I study, and preclinical data, two Phase 2 clinical trials are planned to be initiated for INNO-206 in 2011 in patients with pancreatic cancer and soft tissue sarcomas.

Bafetinib

Bafetinib (formerly INNO-406) is a novel drug developed by the Japanese pharmaceutical company Nippon Shinyaku, to overcome some of the limitations of Gleevec and other tyrosine kinase inhibitors in resistant chronic myelogenous leukemia, or CML. In 2010, we initiated Phase II clinical trials with bafetinib as a treatment for B-cell chronic lymphocytic leukemia, or B-CLL, and advanced, hormone-refractory prostate cancer, and a pharmacokinetic clinical trial with bafetinib in patients with brain cancer, due to the potent and specific inhibitory properties of bafetinib against Lyn and Fyn kinases, which are overexpressed in those cancers.

Potential Indications for Bafetinib.  B-CLL is the most common form of leukemia in adults in Western countries. More than 17,000 new cases of B-CLL are reported in the United States, alone, each year; however up to an estimated 40% of cases may not be reported due to under-diagnosis and lack of placement in cancer registries. Virtually all patients are older than 55 years at presentation, with an average age of 70 years. Patients in the high-risk B-CLL classification have a median overall survival period of one to five years.

Prostate cancer is the second most common malignancy and second-leading cause of cancer death among American men, according to the American Cancer Society. Of those diagnosed, one in 35 men will die of prostate cancer. The National Cancer Institute estimates that more than 217,000 new cases and more than 32,000 deaths will be attributed to prostate cancer in the U.S. this year. Treatment of the disease can vary significantly from watchful waiting to surgery, radiation or both, followed by hormonal treatment. Hormonal treatment can shrink the cancer, delay its growth and reduce symptoms; however, patients with metastatic prostate cancer usually stop responding to this therapy within two years. The disease at this stage, called metastatic hormone-refractory prostate cancer, is typically treated with chemotherapeutic agents, and patients have a median survival period of less than two years, according to the National Cancer Institute.

Brain tumors can be benign, with no cancer cells, or malignant, with cancer cells that grow quickly. There are two main types of brain cancer. Primary brain cancer, or glioma, starts in the brain and metastatic brain cancer starts somewhere else in the body and moves to the brain. Gliomas represent approximately 70% of the 22,500 malignant primary brain tumors diagnosed annually in American adults. Glioblastoma, the most common type of glioma in adults, is incurable with a median overall survival period of 12-15 months.

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

The maximum tolerated dose was determined to be 240-360 mg given twice per day, based on evidence of increasing potential liver toxicity at higher doses. Common adverse events (observed in greater than 20% of patients in the 240 mg twice per day dose group) were gastrointestinal toxicity, swelling, and fatigue. There was no evidence of fluid accumulating around the lungs, or significant changes in a certain heart rhythm called QTc prolongation, which are serious side effects known to occur in patients treated with approved drugs for this indication. Approximately 13% of patients across all dose groups discontinued dosing due to unacceptable toxicity.

Development Plan.  In 2010, we initiated Phase II clinical trials with bafetinib as a treatment for B-cell chronic lymphocytic leukemia (B-CLL) and advanced, hormone-refractory prostate cancer, and a pharmacokinetic clinical trial with bafetinib in patients with brain cancer.

Our Phase 2 proof-of-concept clinical trial to evaluate the preliminary efficacy and safety of its oncology drug candidate bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia (B-CLL) was initiated in May 2010. In this clinical trial, high-risk B-CLL patients who have failed treatment with first-line agents will self-administer oral doses of bafetinib twice daily. The bafetinib dose used in this trial is based on the highest dose that was best tolerated in the Phase 1 study described above. Patients will be monitored for clinical response, time to disease progression and cancer progression-free survival. Enrollment is expected to be completed 12 to 14 months following initiation of the trial, with potential interim data announcements . The dose of bafetinib may be escalated to 360 mg twice daily if relatively few side effects are observed at the 240 mg twice daily dose.

In September 2010, we initiated the Prostate Advanced Cancer Treatment (PROACT) Phase 2 proof-of-concept clinical trial to evaluate the efficacy and safety of bafetinib in patients with advanced prostate cancer. The open-label PROACT trial is being conducted at City of Hope Cancer Center, located just outside of Los Angeles, California. In the trial, up to 50 patients with metastatic hormone-refractory prostate cancer who have failed first-line therapy with chemotherapy could receive orally available bafetinib at 240 mg twice daily. The trial endpoints are reduction in prostate-specific antibodies and increases in progression-free survival compared to baseline and historical data. An assessment of response to bafetinib (tumor shrinkage, prostate-specific antigen (PSA) reduction and stabilization of disease) will occur after the first 21 patients have been treated with bafetinib for three months. The dose of bafetinib may be escalated to 360 mg twice daily if relatively few side effects are observed at the 240 mg twice daily dose.

In 2010, we also initiated a pharmacokinetic clinical trial with bafetinib in patients with recurrent brain tumors. Results from this trial are expected in the second quarter of 2011 and will be used in evaluating potential further clinical development of bafetinib in patients with brain cancer. Six to eight patients with recurrent primary brain cancer or recurrent brain metastases who have undergone brain surgery will be evaluated in the trial, which is being conducted at City of Hope Cancer Center. The trial's primary objective is to provide neuropharmacokinetic information, such as the ability of bafetinib to cross the blood:brain barrier and, if so, the percentage that enters the brain compared to the amount in systemic blood.

Tamibarotene

Tamibarotene is an orally available, synthetic retinoid rationally designed to overcome resistance and avoid toxic side effects of differentiation therapy with all-trans retinoic acid, or ATRA, a component of the current first-line treatment for APL.

Tamibarotene for the treatment of NSCLC.  More than 220,000 new cases of lung cancer occur in the U.S. each year, and more than 1.5 million occur annually worldwide. Deaths due to lung cancer account for the majority of cancer-related deaths (180,000 in the U.S., 1.35 million worldwide) and the five-year survival ranges between 8%-15%. Non-small cell-lung cancer, or NSCLC, accounts for 85%-90% of all lung cancers, with subsets adenocarcinoma representing 35%-40%, squamous cell carcinoma accounting for 25%-30% and large cell carcinoma accounting for 10%-15%.

A recent Phase 2 clinical trial conducted by Arrieta et al. and published in the peer-reviewed Journal of Clinical Oncology (2010; 28: 3463-3471) compared ATRA added to a regimen of paclitaxel plus cisplatin to a regimen of paclitaxel plus cisplatin alone as a treatment for patients with advanced NSCLC. The group administered ATRA plus the chemotherapy agents showed improved response rates of 55.8% versus 25.4%, and increased progression-free survival of 8.9 months versus 6.0 months. Median overall survival was increased from 9.5 months to 23.5 months when ATRA was added to the above chemotherapy regimen, representing a 14-month median extension of life.

Tamibarotene was developed to overcome resistance to ATRA. In vitro, tamibarotene is approximately ten times more potent than ATRA, and tamibarotene has a lower affinity for cellular retinoic acid binding protein, or CRABP, which we believe should allow for sustained plasma levels during administration. This may enhance tamibarotene’s potential efficacy, because patients may be able to experience benefits from the drug over a longer period of time. Tamibarotene does not bind the RAR-g receptor, the major retinoic acid receptor in the dermal epithelium, which should lessen the occurrence of skin toxicities.

Development Plan.  We have initiated a randomized Phase 2b clinical trial, in which patients with stage IIIB (with pleural effusions, or fluid in the chest cavity) or stage IV NSCLC will be treated with up to six cycles of paclitaxel plus carboplatin and either tamibarotene or placebo. The primary objective of the clinical trial is to determine the objective response rate (complete and partial responses) and progression-free survival. Secondarily, the study will evaluate overall survival, quality-of-life and the pharmacokinetics of tamibarotene in this population. The clinical trial, which is expected to enroll approximately 140 patients, is being conducted in several clinical sites in the U.S. and Mexico.

Tamibarotene for the treatment of APL.  Acute promyelocytic leukemia, or APL, is a specific type of acute myeloid leukemia characterized by the t(15;17) translocation, which fuses the promyelocytic leukemia, or PML, gene on chromosome 15 to the retinoic acid receptor, or RARa gene on chromosome 17. This fusion causes abnormal cell growth.

Differentiation therapy with ATRA, is the basis for the treatment of APL. Differentiation therapy causes leukemic promyelocytes to mature and undergo cell death. Patients typically receive ATRA in combination with chemotherapy as the initial therapy, followed by anthracycline-based consolidation therapy designed to produce complete remission. The majority of patients treated this way generally experience a complete remission of disease. Current National Comprehensive Cancer Network guidelines recommend that patients then undergo one to two years of maintenance therapy with ATRA to prevent a recurrence. ATRA therapy is associated with several toxicities, the most serious of which, retinoic acid syndrome, or RAS.  RAS, which occurs in up to 25% of patients treated with ATRA, is a serious and potentially fatal complication characterized by fever, dyspnea (breathing difficulties), weight gain, pulmonary infiltrates (abnormal accumulation in the lungs), and pleural or pericardial effusions (excess fluid around the lungs or heart).

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

Development Plan.  There is currently a Special Protocol Assessment (SPA) in place with the FDA for a Phase 2 registration clinical trial, known as STAR-1, which is evaluating the efficacy and safety of tamibarotene as a third-line treatment for APL. The STAR-1 trial is ongoing and currently includes six clinical sites in the U.S.  We recently reported that, of the 11 patients enrolled in the STAR-1 trial to date, three (27%) achieved a hematologic complete response, and four (36%) a morphologic leukemia-free state.   In addition, in September 2009, we initiated a dose escalation clinical trial with tamibarotene combined with TRISENOX® (arsenic trioxide) injection (marketed by Cephalon, Inc.) in patients with relapsed APL.

Other Technologies

We own the rights to two drug candidates, arimoclomol and iroxanadine, that are based on our molecular chaperone regulation technology and are designed to repair or degrade mis-folded proteins associated with disease.  Our current business strategy is to seek one or more strategic partnerships to pursue the development of that technology or an outright sale of the assets, and we have no current plan for our own further development of these drug candidates.

Our other current technologies are CRL-5861, an intravenous agent for treatment of sickle cell disease and other acute vaso-occlusive disorders, and TranzFect, a delivery technology for DNA-based and conventional vaccines and other potential uses.  We currently have no plans for development of these technologies.

Our Separation from RXi Pharmaceuticals Corporation

Until early 2008, we owned approximately 85% of the outstanding shares of common stock of RXi and our financial statements included the consolidated financial condition and results of operations of RXi. On February 14, 2008, our board of directors declared a dividend of one share of RXi common stock for each approximately 20.05 outstanding shares of our common stock, which was paid on March 11, 2008 and which reduced our ownership of RXi shares to less than 50%. As a result, our financial statements after March 11, 2008 no longer consolidate the financial condition and results of operation of RXi, but instead reflect any ongoing investment in RXi based on the equity method of accounting. In 2009, the investment balance in RXi was reduced to zero, and we stopped recording our share of losses from RXi.  On June 30, 2010, we sold 2.0 million common shares of RXi and our ownership in RXi was reduced to approximately 3.1 million shares of common stock. We thereafter began to account for those shares as available for sale, and increases or decreases in the value of these shares were included as part of comprehensive income or loss. This investment was shown on the balance sheet at market value, based on RXi’s closing stock price as reported on The Nasdaq Capital Market.  We sold our remaining number of shares of RXi common stock in December 2010 for approximately $6.9 million.

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

As of March 11, 2011, our exclusive license to INNO-206 and related technologies includes two granted U.S. and 30 granted foreign patents or allowed applications, and 2 pending U.S. and 21 pending foreign applications.  Patents and applications that cover pharmaceutical compositions of INNO-206, processes for their production, and their use in treatment methods (e.g., cancer, viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have an unextended patent term until June 2020.

As of March 11, 2011, our exclusive license to bafetinib and related technologies includes two granted U.S. and 25 granted foreign patents or allowed applications, and 8 pending foreign applications.  Patents and applications that cover bafetinib, pharmaceutical compositions of bafetinib, and their use in treating leukemia have an unextended patent term until June 2023 or December 2024.

As of March 11, 2011, we hold exclusive licenses in two U.S. patents, one Canadian patent, and one European patent application covering various crystal forms of tamibarotene, pharmaceutical compositions comprising these crystal forms, and methods for their production, as well as pharmaceutical compositions comprising combinations of tamibarotene with other anti-cancer drugs.  These exclusive licenses also cover a general method of producing tamibarotene and its close analogs and cover certain intermediates related to this production method.

As of March 11, 2011, we hold ownership rights in 11 issued U.S. and 255 granted foreign patents or allowed applications, and seven pending U.S. and 42 pending foreign applications covering arimoclomol and iroxanadine, our proprietary molecular chaperone regulators, and related technologies.  Patents that cover arimoclomol compositions have unextended patent terms until November 2016 or February 2020.  Patents covering arimoclomol treatment methods, including insulin resistance, peripheral nervous system disorders, diabetes, central nervous system disorders (ALS, MS, Parkinson's), vascular and endothelial disorders, stroke, and diabetic wound healing, extends patent protection through February 2020 to May 2028.  Patents covering iroxanadine compositions have unextended patent terms until August 2017, or until December 2019 for (-)-iroxanadine enantiomeric compositions.  Patents that cover iroxanadine treatment methods, including vascular and endothelial disorders, central nervous system disorders (ALS, MS, Parkinson's), stroke, and diabetic wound healing extend patent protection through August 2017 to May 2028.  Our molecular chaperone patent portfolio also includes three issued U.S. patents, 43 granted foreign patents, one pending U.S. application, and five pending foreign applications with unextended patent term until November 2016 which cover additional aspects of molecular chaperone technology.

LICENSE AGREEMENTS

INNO-206

We have an agreement with KTB Tumorforschungs GmbH, or KTB, for the license of patent rights held by KTB for the worldwide development and commercialization of INNO-206.  The license is exclusive and worldwide, applies to all product that may be subject to the licensed intellectual property and may be used in all fields of use. We may sublicense the intellectual property in our sole discretion. The agreement also grants us an option to include within the license any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology and the right of first refusal on any license that KTB wishes to make to a third party regarding any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.

Under the agreement, we must make payments to KTB in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval.  We also agreed to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);

•	a percentage of non-royalty sub-licensing income (as defined in the agreement); and

•	milestones of $1 million for each additional final marketing approval that we obtain.

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

Bafetinib

We are party to an exclusive, worldwide (with the exception of Japan) royalty-bearing license agreement with Nippon Shinyaku, including the right to grant sublicenses, for the intellectual property relating to bafetinib in all fields.  The license agreement will expire on a country-by-country basis upon the expiration of the subject patent rights. The bafetinib license covers two Patent Cooperation Treaty, or PTC, applications filed in 2003 and 2004, respectively.

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

Tamibarotene

We have agreements with TMRC for the license of patent rights held by TMRC for North American and European development and commercialization of tamibarotene. The license is exclusive, applies to all products that may be subject to the licensed intellectual property and may be used in the treatment of APL and NSCLC. We may sublicense the intellectual property in our sole discretion. The agreement also grants us an option to include within the license the use of the drug in certain other cancers.

Under the agreement for North American rights, we must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of $4.165 million upon meeting clinical, regulatory, and sales milestones up to and including the first commercial sale of the product for the treatment of APL.

Under the agreements, we must use commercially reasonable efforts to conduct the research and development activities we determine are necessary to obtain regulatory approval to market the product in those countries in North America and Europe that we determine are commercially feasible.

The agreements will expire upon the expiration of the subject patent rights, or 15 years from the date of first commercial sale of product in North America or Europe, as applicable, whichever is later. The agreement may be terminated if either party is in breach and the breach is not cured within a required amount of time. We may also terminate the agreement in the event of a material change in the safety profile of the technology that makes continued development impossible.

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

Soft tissue sarcoma patients are typically treated with surgery followed by radiation therapy.  Doxorubicin is the only approved drug for treating soft tissue sarcoma and is often used in combination with radiation.  The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, Eli Lilly’s Gemzar, dacarbazine and liposomal doxorubicin marketed in the U.S. as Doxil by Johnson & Johnson.  For patients ineligible for surgery, radiation and/or chemotherapy is the only option.  Other approaches to treating soft tissue sarcoma are in late stage clinical development.  These include ridaforolimus being developed by Ariad Pharmaceuticals and Merck & Co., Cell Therapeutics’ brostallicin, GlaxoSmithKline’s pazopanib, Sanofi-Aventis’ AVE8062, Threshhold Pharmaceuticals’ TH-302, trabectedin being co-developed by Johnson and Johnson and PharmaMar and ZIOPHARM Oncology’s palifosfamide.

Pancreatic cancer patients are typically treated with surgery, radiation and chemotherapy.  Eli Lilly’s Gemzar is currently approved for the first line treatment of locally advanced or metastatic pancreatic cancer.  It is also indicated for the use in patients who have received prior treatment with 5-FU.  OSI Pharmaceuticals’ Tarceva was approved in 2005 for the use in combination with Gemzar.  The NCCN believes the best management for these patients is in a clinical trial.  Because of the tremendous unmet need for these patients, many companies are developing new drugs to treat pancreatic cancer.  Late stage drugs in clinical trials include Abraxane by Abraxis BioScience, AGS-1C4D4 by Astellas Pharma Inc., and TS-1 by Taiho Pharmaceutical Co.

To our knowledge, there are no competitors in clinical development for refractory APL.  Currently, treatment of APL is based on induction and maintenance therapy with ATRA and chemotherapy (typically idarubicin).  ATRA and idarubicin are both generic compounds.  Arsenic trioxide, currently marketed by Cephalon, is approved for use in patients who have relapsed after ATRA-based therapy in APL.  There are no FDA-approved therapies for patients who have failed arsenic trioxide.  In practice, it appears that patients who fail arsenic trioxide are retreated with ATRA.

Non-small-cell lung cancer, or NSCLC, is a competitive indication in which patients are treated with a variety of agents. The standard regimen for first-line locally advanced or metastatic NSCLC is a doublet comprised of a platinum agent combined with a taxane, vinka alkaloid or antimetabolite.  The addition of Genentech/Roche’s Avastin to the standard treatment doublet has resulted significant improvements in survival and rates of remission. Tarceva by OSI and Genentech/Roche and Iressa by AstraZeneca have shown benefit in second-line regimens for specific patients but have not conferred survival benefit. In addition, there are several drugs in late-stage development including Eisai’s eribulin, Eli Lilly & Co.’s necitumumab and Pfizer’s axitinib and crizotinib.

There are currently three marketed competitors to bafetinib (formerly INNO-406) in the CML market, Gleevec®, Sprycel® and Tasigna Gleevec is approved for treatment of newly diagnosed adult patients with Philadelphia chromosome–positive chronic myeloid leukemia (Ph+ CML) in the chronic phase and patients with Ph+ CML in blast crisis (BC), accelerated phase (AP), or in the chronic phase (CP) after failure of interferon-alpha therapy. Sprycel® and Tasigna® are approved for Gleevec-resistant CML and have recently been approved for the treatment of newly diagnosed adult patients with Ph+ CML.  Because of the highly competitive nature of the CML market including drug candidates in development, we plan to develop bafetinib initially in cancers other than CML. We selected B-CLL, hormone refractory prostate cancer and brain cancer due to the potent and specific inhibitory properties of bafetinib against Lyn and Fyn kinases. Lyn and Fyn kinases are members of the Src family of kinases which are known to be involved in cell growth. Lyn and Fyn kinases are overexpressed in advanced prostate cancer and glioblastoma multiforme (GBM), the most common form of brain cancer. Lyn kinase is overexpressed in B-CLL.

There are several drugs approved for the treatment of CLL.  First-line therapy for CLL includes a variety of combination therapies including fludarabine, cyclophosphamide, Rituxan® and Campath®.  Treatment for relapsed or refractory CLL includes several chemotherapy regimens including CHOP, CFAR, hyperCFAD and OFAR in addition to single agents including GlaxoSmithKline’s ArzerraTM and Sanofi-Aventis’ OfortaTM. Arzerra was approved in October 2009 for CLL patients who are refractory to treatment with fludarabine and Campath.  Oforta, an oral tablet formulation of fludarabine, was approved in December 2008 as a second-line treatment for CLL.

There are products currently under development by other companies and organizations that could compete with bafetinib in advanced prostate cancer. Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies as well. Sanofi-Aventis’ Taxotere® (docetaxel) Injection Concentrate was approved by the FDA in 2004 for the therapeutic treatment of metastatic, androgen-independent prostate cancer. In 2010, the FDA approved Dendreon’s Provenge (sipuleucel-T) for hormone refractory prostate cancer. In addition, bafetinib may compete with late-stage oral therapies in development such as Johnson and Johnson’s abiraterone and Medivation’s MDV3100.

Current therapy for glioblastoma multiforme, the most common form of brain cancer, is surgery followed by radiation therapy and chemotherapy.  Merck’s Temodar® is approved for treating newly diagnosed GBM concomitantly with radiotherapy and then as a maintenance treatment.  Roche’s Avastin was approved in May 2009 for treatment of recurrent GBM.  We believe that bafetinib’s ability to selectively inhibit Lyn and Fyn kinases and to penetrate the brain in an animal model of cancer will be an effective treatment for second-line therapy in GBM.  Other drugs in development for GBM include Merck Serono’s cilengitide, Myrexis’ MPC-6827, and Arno Therapeutics’ AR-67.

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

Employees

As of March 11, 2011, we had 15 employees, six of whom were engaged in clinical development activities and nine of whom were involved in management and administrative operations.

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

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes and lack of significant recurring revenue.  We incurred a net profit of $0.4 million, including gain from the sale of RXi shares and other marketable securities, for the year ended December 31, 2010, and net losses  of $4.8 million and $27.0 million for the years ended December 31, 2009 and 2008, respectively.  We had an accumulated deficit as of December 31, 2010 of approximately $196.5 million.  We are likely to continue to incur losses unless and until we are able to commercialize one or more of our product candidates.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Our common stock may be delisted from The Nasdaq Capital Market if the stock price does not increase.

We received notice from The Nasdaq Stock Market on February 18, 2011 that we were not in compliance with the minimum $1.00 closing bid price required by Nasdaq Marketplace Rule 4310(c)(4) and, in accordance with Marketplace Rule 4310(c)(8)(D), could regain compliance if, by August 17, 2011, the closing bid price of our common stock is at or above $1.00 for 10 consecutive business days and we otherwise meet the Nasdaq's continuing listing requirements. In its notice to us, Nasdaq also informed us that, if we did not regain compliance by the stated deadline, we would be granted up to an additional 180 calendar days to regain full compliance while continuing to trade during such time if we meet the Nasdaq's initial listing requirements other than the minimum bid price rule. If we eventually fail to comply with this condition for continued listing and our common stock is delisted from The Nasdaq Capital Market, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

Because we have no source of significant recurring revenue, we must depend on financing to sustain our operations.

Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities, sales of our shares of RXi common stock, and the exercise of options and warrants to generate funds needed to finance our business and operations.  We will need to raise additional capital to, among other things:

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

Our revenues were $0.1 million, $9.5 million and $6.3 million, respectively, for the years ended December 31, 2010, 2009, and 2008.  Our revenues in 2009 and 2008 included $9.4 million and $6.2 million, respectively, of deferred revenue recognized from our sale in August 2006 of a one-percent royalty interest in worldwide sales of arimoclomol for the treatment of ALS to the privately-funded ALS Charitable Remainder Trust, or ALSCRT.  Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. We will have no significant recurring revenue unless we are able to commercialize one or more of our product candidates in development, which may require us to first enter into license or other strategic arrangements with third parties.

At December 31, 2010, we had cash and cash equivalents of approximately $6.3 million, marketable securities of $20.6 million and proceeds from sale of the balance of RXi shares of $6.9 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future.  The belief is based, in part, upon our currently projected expenditures for 2011 of approximately $20.1 million, which includes approximately $3.5 million for our clinical programs for INNO-206, approximately $2.2 million for our clinical programs for bafetinib, approximately $5.5 million for our clinical program for tamibarotene, approximately $2.0 million for general operation of our clinical programs, and approximately $6.8 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval as currently planned and successfully commercialize our product candidates, we anticipate it will take a minimum of several years, and likely longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. Our ability to raise capital may be adversely affected by the weak economic recovery in the U.S.  We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

If we do not achieve our projected development goals in the time frames we estimate, the commercialization of our products may be delayed and our business prospects may suffer.  Our financial projections also may prove to be materially inaccurate.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings such as the discussion in this Annual Report of the expected timing of certain milestones relating to our INNO-206, bafetinib and tamibarotene clinical development programs.

We also may disclose projected expenditures or other forecasts for future periods such as the statements above in this Annual Report supplement regarding our current projected expenditures for fiscal year 2011. These and other financial projections are based on management’s current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.

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

All of our product candidates in development must be approved by the U.S. Food and Drug Administration, or FDA, or corresponding foreign governmental agencies, before they can be marketed.  The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, including post-approval testing, which may take longer or cost more than we or our licensees, if any, anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons.  The results of preclinical and initial clinical testing of these product candidates may not necessarily be predictive of the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

INNO-206 was no more toxic than free doxorubicin in a Phase I clinical trial and showed limited biological responses against certain tumors.  However, these conclusions may not be reproducible in larger clinical trials, including the planned abbreviated safety clinical trial of INNO-206 and the planned Phase 2 clinical trials of INNO-206 as a treatment for soft tissue sarcomas and pancreatic cancer.

Bafetinib demonstrated clinical responses in patients with CML in a Phase I clinical trial conducted in patients with CML and other leukemias that have a certain mutation called the Philadelphia Chromosome (Ph+) and are intolerant of or resistant to Gleevec and, in some cases, second-line tyrosine kinase inhibitors.  However, bafetinib has never been tested in human clinical trials in patients with B-CLL, prostate cancer or brain cancer, and there are no assurances that it will be effective in those indications.

Tamibarotene has been shown to be safe, well-tolerated, and efficacious in the Japanese APL population.  However, it is possible that the response to the drug may be different in American or European populations.  Furthermore, the efficacy studies that led to approval in Japan occurred prior to the advent of the use of arsenic trioxide, or ATO, for second-line therapy.  It is possible that the current use of ATO could alter the safety or efficacy of tamibarotene.  The FDA might not accept the Japanese studies as a database for safety in the U.S.. The majority of patients treated with ATRA as a first-line therapy generally experience a complete remission of disease. As a result of the limited population of patients requiring third-line treatment for APL, there is no assurance that we will be successful in recruiting a sufficient number of patients into our ongoing clinical trial of tamibarotene as a third-line treatment for APL in order to demonstrate efficacy.  Any FDA-required changes to our clinical development strategy could delay or increase the cost of the trial, adversely affect our ability to demonstrate the efficacy of tamibarotene in the trial or cause us not to pursue clinical development of tamibarotene for one or more of these considerations. Tamibarotene has never been tested in human clinical trials in patients with NSCLC, and there are no assurances that it will be effective in that indication.

Even if our current trials are successful, subsequent trials may not yield statistically significant data indicating that these product candidates are clinically effective. Accordingly, we, or any development partners, may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of INNO-206, tamibarotene or bafetinib for any indications.

We will rely upon third parties for the manufacture of our clinical product supplies.

We do not have the facilities or expertise to manufacture supplies of any of our product candidates. Accordingly, we are dependent upon third-party manufacturers, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for INNO-206, bafetinib and tamibarotene. However, we have no supply arrangements for the commercial manufacture of these product candidates or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

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

The completion of the development of INNO-206, bafetinib and tamibarotene, as well as the marketing of these products, may require us to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for one or more aspects of the commercial development and eventual marketing of our products.

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

We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. We will be able to protect our technologies from unauthorized use by third parties only to the extent that we have rights to valid and enforceable patents or other proprietary rights that cover them. Although we own or have rights to patents and patent applications directed to INNO-206, tamibarotene and bafetinib, these patents and applications may not prevent third parties from developing or commercializing similar or identical technologies. In addition, our patents may be held to be invalid if challenged by third parties, and our patent applications may not result in the issuance of patents.

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

Our competitors or others may have patent rights that they choose to assert against us or our licensees, suppliers, customers or potential collaborators. Moreover, we may not know about patents or patent applications that our products would infringe. For example, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our arimoclomol, iroxanadine or other product candidates would infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in issued patents or pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our foreign patent applications.

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

We are subject to intense competition, and we may not compete successfully

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

For a more detailed discussion of the competition we face, see “Business – Competition,” above.

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

If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or, if we obtain marketing approval and commercialize our products, by patients using our commercially marketed products. Even if the if one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We maintain clinical trial insurance for our ongoing clinical trials, and we plan to seek to obtain similar insurance for any other clinical trials that we conduct. We also would seek to obtain product liability insurance covering the commercial marketing of our product candidates. We may not be able to obtain additional insurance, however, and any insurance obtained by us may prove inadequate in the event of a claim against us. Any claims asserted against us also may divert management’s attention from our operations, and we may have to incur substantial costs to defend such claims even if they are unsuccessful.

We may be unable to successfully acquire additional technologies or products. If we require additional technologies or products, our product development plans may change and the ownership interests of our shareholders could be diluted.

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

Following our acquisition of Innovive in September 2008, we refocused our product development efforts on our oncology drug candidates, which we believe has the greatest revenue potential.  If we acquire additional technologies or product candidates, we may determine to make further changes to our product development plans and business strategy to capitalize on opportunities presented by the new technologies and product candidates.

We may determine to issue shares of our common stock to acquire additional technologies or products or in connection with a merger or acquisition of another company. To the extent we do so, the ownership interest of our stockholders will be diluted accordingly.

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

As of December 31, 2010, there were outstanding stock options and warrants to purchase approximately 18.9 million shares of our common stock at a weighted-average exercise price of $1.26 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

The market price of our common stock has ranged from $0.62 to $1.56 per share since January 1, 2010, and it may continue to experience significant volatility from time to time. Our ability to raise capital has been materially and adversely affected by the continuing poor economy.  Despite the recovery in the U.S. financial markets in 2009, the market remains depressed for private investment in public equity, or PIPEs, transactions on which we have relied for raising needed capital.

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

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 6,240 square feet of office and storage space and expires in March 2015. This lease requires us to make monthly payments of approximately $24,890, subject to annual increases.

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

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in claims arising in the normal course of business. As of March 11, 2011, there were no such claims that we expect, individually or in the aggregate, to have a material adverse affect on us.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	High	Low
Fiscal Year 2010:
Fourth Quarter	$1.11	$0.73
Third Quarter	$0.97	$0.62
Second Quarter	$1.29	$0.73
First Quarter	$1.56	$1.07

Fiscal Year 2009:
Fourth Quarter	$1.29	$0.71
Third Quarter	$1.72	$0.84
Second Quarter	$1.09	$0.34
First Quarter	$0.45	$0.24

Holders

On March 11, 2011, there were approximately 700 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.  On March 11, 2008, we distributed to holders of our common stock approximately 36% of the outstanding shares of RXi on an approximate 1-for-20 basis.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2010, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	7,243,090	$1.08	—
2008 Stock Incentive Plan	2,565,500	0.83	7,434,500
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	9,062,074	1.47	—
Total	18,870,664	$1.26	7,434,500
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

Comparison of Cumulative Total Returns

The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and the NASDAQ Pharmaceutical Index (the “Peer Index”) for the five-year period from December 31, 2005 to December 31, 2010. The graph and table assume that $100 was invested in each of CytRx’s common stock, the NASDAQ Stock Market Index and the Peer Index on December 31, 2005, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.

Comparison of Cumulative Total Returns

[Missing Graphic Reference]

	December 31,
	2006	2007	2008	2009	2010
CytRx Corporation	185.43	275.72	42.29	157.89	142.41
NASDAQ Stock Market Index	110.39	122.14	73.32	106.58	125.93
NASDAQ Pharmaceutical Index	97.87	102.94	95.76	107.62	116.66

Recent Issuances of Unregistered Securities

During the three-month period ended December 31, 2010, we issued 50,000 shares of our common stock, and warrants to purchase a total of 800,000 shares of our common stock at exercise prices ranging from $0.87 to $3.50 per share, in connection with a consulting arrangement, and we issued another 40,000 shares of our common stock upon the cashless exercise of a warrant.  The issuances of stock and warrants were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2010.

Item 6. SELECTED FINANCIAL DATA

General

The following selected financial data are derived from our audited financial statements. Our financial statements for 2010, 2009 and 2008 have been audited by BDO USA, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand.

	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues
Service revenue	$—	$9,400,000	$6,166,000	$7,242,000	$1,859,000
Licensing revenue	100,000	100,000	100,000	101,000	101,000
Grant revenue	—	—	—	116,000	106,000
Total revenues	$100,000	$9,500,000	$6,266,000	$7,459,000	$2,066,000

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	—	(757,000)	—	(488,000)
Net Profit (loss) applicable to common stockholders	$408,460	$(4,800,000)	$(27,803,000)	$(21,890,000)	$(17,240,000)
Basic and diluted profit (loss) per share applicable to common stock	$0.00	$(0.05)	$(0.30)	$(0.26)	$(0.25)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$26,892,000	$32,643,000	$25,042,000	$60,450,000	$30,381,000
Total assets	$36,697,000	$35,277,000	$28,324,000	$64,146,000	$31,636,000
Total stockholders’ equity	$30,568,000	$28,348,000	$15,698,000	$40,224,000	$5,150,000

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

In April 2007, we completed a $37.0 million private equity financing in which we sold 8.6 million shares of our common stock at $4.30 per share. Net of investment banking commissions, legal, accounting and other expenses related to the transaction, we received approximately $34.2 million of sale proceeds.

In August 2006, we received marketable securities, which were subsequently sold by us for approximately $24.3 million, from the privately-funded ALS Charitable Remainder Trust, or ALSCRT, in exchange for our commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty from worldwide sales of arimoclomol. We recorded the value received under the arrangement as deferred service revenue, which. we recognize using the proportional performance method of revenue recognition.  In August 2009, we were released from all restrictions on the use of any proceeds previously received by us in connection with the arrangement. As a result, we recognized in the third quarter $6.7 million of service revenue, representing all of the remaining deferred revenue and previously un-recognized portion of the value received in the arrangement with ALSCRT.  During 2009 and 2008, we recognized approximately $9.4 million and $6.2 million, respectively, of service revenue related to this transaction, respectively.

Our Statements of Operations as of and for the years ended December 31, 2010, 2009 and 2008 reflect the impact of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2010, 2009 and 2008 were $1.6 million, $2.7 million and $2.1 million, respectively. As of December 31, 2010, there was $3.0 million of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of our operating expenses through 2012. Compensation costs will be adjusted for future changes in estimated forfeitures.

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

Overview

CytRx Corporation

We are a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development pipeline includes clinical development of three product candidates for cancer indications, including recently-initiated Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced, hormone-refractory prostate cancer and relapsed or refractory B-cell chronic lymphocytic leukemia, or B-CLL, an additional planned pharmacokinetic clinical trial with bafetinib in patients with brain cancer, two planned Phase 2 clinical trials for INNO-206 as a treatment for soft tissue sarcomas and pancreatic cancer following an abbreviated safety trial, and clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we own rights to two drug candidates based on our molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Our current business strategy is to seek one or more strategic partnerships to pursue the development of this technology or an outright sale of the assets.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds received upon the exercise of options and warrants, and sales of our shares of RXi common stock.  We also have received limited payments from our strategic partners and licensees.

At December 31, 2010, we had cash and cash equivalents of approximately $6.3 million, marketable securities of $20.6 million and proceeds from sale of the balance of RXi shares of $6.9 million. Management believes that our current cash on hand, together with our marketable securities and proceeds from sale of RXi shares will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for 2011 of approximately $20.1 million (unaudited), which includes approximately $3.5 million (unaudited) for our clinical programs for INNO-206, approximately $2.2 million (unaudited) for our clinical programs for bafetinib, approximately $5.5 million (unaudited) for our clinical program for tamibarotene, approximately $2.0 million (unaudited) for general operation of our clinical programs, and approximately $6.8 million (unaudited) for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Until early 2008, we owned approximately 85% of the outstanding shares of common stock of RXi and our financial statements included the consolidated financial condition and results of operations of RXi. On February 14, 2008, our board of directors declared a dividend of one share of RXi common stock for each approximately 20.05 outstanding shares of our common stock, which was paid on March 11, 2008 and which reduced our ownership of RXi shares to less than 50%. As a result, our financial statements after March 11, 2008 no longer consolidate the financial condition and results of operation of RXi, but instead reflect our ongoing investment in RXi based on the equity method of accounting. In 2009, the investment balance in RXi was reduced to zero, and we stopped recording our share of losses from RXi.  On June 30, 2010, we sold 2.0 million common shares of RXi and our ownership in RXi was reduced to approximately 3.1 million shares of common stock, approximately 17% of the outstanding shares of RXi. We thereafter began to account for those shares as available for sale, and increases or decreases were included as part of comprehensive income or loss. This investment was shown on the balance sheet at market value, based on RXi’s closing stock price as reported on The Nasdaq Capital Market.

We sold our remaining shares of RXi common stock in December 2010.

Research and Development

Expenditures for research and development activities related to continuing operations were $8.5 million, $7.5 million, and $10.5 million for the years ended December 31, 2010, 2009 and 2008, or approximately 50%, 44% and 35%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

Our currently projected expenditures for 2011 include approximately $3.5 million for our clinical programs for INNO-206, approximately $2.2 million for our clinical programs for bafetinib, approximately $5.5 million for our clinical program for tamibarotene, and approximately $2.0 million for general operation of our clinical programs.  The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

In August 2006, we received marketable securities, which we subsequently sold for approximately $24.3 million, from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol.  We accounted for the transaction under ASC 730-20 (previously Statement of Financial Accounting Standards No. 68, Research and Development Arrangements). Accordingly, we recorded the value received under the arrangement as deferred service revenue and recognize service revenue, using the proportional performance method of revenue recognition, on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. In August 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized in the third quarter $6.7 million of service revenue representing the remaining deferred revenue and previously un-recognized portion of the value received in the transaction with ALSCRT.  For the years ended December 31, 2009 and 2008, we recognized approximately $9.4 million and $6.2 million, respectively, of service revenue related to this transaction.  No service revenue related to the ALSCRT transaction was recognized in 2010.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding.  Common share equivalents that could potentially dilute basic earnings per share in the future, and that were excluded from the computation of diluted loss per share, totaled approximately 15.4 million shares, 24.4 million shares and 15.2 million shares at December 31, 2010, 2009 and 2008, respectively.

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
	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010
Total revenues	$—	$—	$—	$100
Net income (loss)	(611)	1,294	(4,414)	4,140
Net income (loss) applicable to common stockholders	$(611)	$1,294	$(4,414)	$4,140
Basic and diluted loss per share applicable to common stock	$(0.01)	$0.01	$(0.04)	$0.04

2009
Total revenues	$1,483	$1,000	$6,954	$100
Net income (loss)	(3,973)	(2,226)	3,863	(2,983)
Net income (loss) applicable to common stockholders	$(3,973)	$(2,226)	$3,863	$(2,983)
Basic and diluted loss per share applicable to common stock	$(0.04)	$(0.02)	$0.04	$(0.03)

Quarterly and yearly loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year. In 2010 and 2009, we incurred $1.6 million and $2.3 million, respectively, in employee non-cash compensation expenses.

Liquidity and Capital Resources

General

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds received upon the exercise of options and warrants, and sales of our shares of RXi common stock.  We also have received limited payments from our strategic partners and licensees.

At December 31, 2010, we had cash and cash equivalents of approximately $6.3 million, marketable securities of $20.6 million and proceeds from sale of the balance of RXi shares of $6.9 million. Management believes that our current cash on hand, together with our marketable securities and proceeds from sale of RXI shares will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for 2011 of approximately $20.1 million, which includes approximately $3.5 million for our clinical programs for INNO-206, approximately $2.2 million for our clinical programs for bafetinib, approximately $5.5 million for our clinical program for tamibarotene, approximately $2.0 million for general operation of our clinical programs, and approximately $6.8 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  We will be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

If we obtain marketing approval as currently planned and successfully commercialize our product candidates, we anticipate it will take a minimum of several years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. Our ability to raise capital has been materially and adversely affected by the continuing poor economy.  Despite the recovery in the U.S. financial markets in 2009, the market remains severely depressed for private investment in public equities, or PIPEs, transactions on which we have relied for raising needed capital. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

Discussion of Operating, Investing and Financing Activities

Net profit for the year ended December 31, 2010 was $0.4 million, and cash used for operating activities for that period was $14.6 million. The net profit for the year reflects a gain of $15.8 million from the sale of RXi shares, $1.6 million of stock option and warrant expense and $0.9 million fair value adjustment of the warrant liability.

Net loss for the year ended December 31, 2009 was $4.8 million, and cash used for operating activities for that period was $12.1 million. The net loss for the year reflects $9.4 million of revenue recognized under the 2006 agreement with ALSCRT, $2.9 million of stock option and warrant expense and $0.7 million fair value adjustment of the warrant liability.

Net loss for the year ended December 31, 2008 was $27.0 million, and cash used for operating activities for that period was $19.4 million. The net loss for the year reflects $6.2 million of revenue recognized under the 2006 agreement with ALSCRT, a expense of $8.0 million related to the acquisition of Innovive’s in-process research and development, a loss of $3.9 million in our equity in RXi, and $2.1 million of stock option and warrant expense.

For the year ended December 31, 2010, $10.8 million was provided by investing activities.  This included $8.9 million received from the sale of RXi common shares and $2.2 million net from the proceeds of sales of marketable securities, partially offset by $0.3 million used to purchase equipment and furnishings.

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

Cash provided by financing activities for the year ended December 31, 2010 was $0.2 million, which was attributable to the exercise of previously outstanding stock options and warrants.

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

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)(2)	Employment Agreements (3)	Subtotal	Research and Development (4)	Total
2011	$547	$2,455	$3,002	$8,667	$11,669
2012	471	—	471	3,240	3,711
2013	332	—	332	—	332
2014	386	—	386	—	386
2015 and thereafter	55	—	55	—	55
Total	$1,791	$2,455	$4,246	$11,907	$16,153

____________

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors.

(2)	The Company is entitled to receive future rental income under subleases in place which would be offset against future operating lease obligations as follows: $350,000 in 2011 and $235,000 in 2012.

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

Net Operating Loss Carryforwards

At December 31, 2010, we had United States federal and state net operating loss carryforwards of $100.3 million and $79.4 million, respectively, available to offset against future taxable income, which expire in 2011 through 2030.  Approximately $13.7 million of our federal net operating loss carryforwards are limited in their availability to $363,000 annually. Management currently believes that the remaining $86.6 million in federal net operating loss carryforwards, and the $65.7 million in state net operating loss carryforwards as of December 31, 2010, are unrestricted. However, management is reviewing its recent equity transactions to determine if they may have resulted in any further restrictions on the Company’s net operating loss carryforwards. As of December 31, 2010, we also had research and development and alternative minimum tax credits for federal and state purposes of approximately $4.8 million and $5.2 million, respectively, available for offset against future income taxes, which expire in 2022 through 2030. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

We incurred a net profit (loss) of $0.4 million, ($4.8 million) and ($27.8 million) for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, we recognized no service revenues.  During fiscal 2009, we recognized $9.4 million in service revenues relating to our $24.3 million sale to the ALSCRT of a one-percent royalty interest in the worldwide sales of arimoclomol in August 2006. Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received.  In the year ended December 31, 2008, we recognized $6.2 million in service revenues.

During 2010, 2009 and 2008, we earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During fiscal 2010, we are not anticipating the receipt of any significant service or licensing fees.

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

Research and Development

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Research and development expenses	$8,207	$5,621	$9,913
Non-cash research and development expenses	92	62	(224)
Impairment loss on fixed assets	—	1,187	—
Employee stock option expense	208	672	777
	$8,507	$7,542	$10,466

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during 2010, 2009 and 2008 relate to our various development programs. In 2010, we initiated two Phase 2 clinical trials with bafetinib and one with tamibarotene, and made preparations to initiate several additional clinical trials with INNO-206, which resulted in an increase in research and development expenses over 2009.  Research and development expenses in 2009 decreased as compared to 2008, as we substantially completed the initial phase of our new-drug discovery research in our laboratory facility in San Diego, California.  In 2010, our development costs associated included approximately $2.0 million for our clinical programs for INNO-206, approximately $2.7 million for our clinical programs for bafetinib, $1.4 million for our clinical program for tamibarotene, and approximately $2.1 million for general operation of our clinical programs.  None of  our research and development costs have ever been capitalized.

As compensation to consultants, and in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded charges (recovery) of $0.1 million, $0.1 million and $(0.2 million) in this regard during 2010, 2009 and 2008, respectively. In 2010, we recorded $0.2 million of employee stock option expense, as compared to $0.7 million in 2009 and $0.8 million in 2008.

We also incurred an expenditure of $8.0 million in 2008 related to the acquisition of Innovive’s in-process research and development, which has been reflected as a separate line item on our Consolidated Statements of Operations.

In 2011, we expect our research and development expenses to increase as a result of our clinical programs with INNO-206, bafetinib and tamibarotene.

General and administrative expenses

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
General and administrative expenses	$6,831	$7,128	$9,134
Stock, stock option and warrant expenses to non-employees and consultants	614	421	189
Employee stock option expense	791	1,579	1,610
	$8,236	$9,128	$10,933

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, and excluding depreciation expense, were $6.8 million in 2010, $7.1 million in 2009 and $9.1 million in 2008. In 2008, we recognized RXi-related expenses for January and February only of $1.3 million.  No RXi-related expenses were recognized in 2009 or 2010.  In 2009, we incurred recruiting fees and additional payroll costs for a Business Development Officer  who left in the first quarter of 2010. This additional 2009 expense of $0.2 million along with additional 2009 professional fees account for the reduction in 2010.

From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever we can measure more reliably. We recorded employee stock option expense of $0.8 million in 2010, $1.6 million in 2009 and $1.6 million in 2008.

Depreciation and amortization

Depreciation and amortization expenses for the years ended December 31, 2010, 2009 and 2008 were $108,000, $475,000, and $625,000, respectively. The depreciation expense reflects the depreciation of our fixed assets and the amortization expenses related to our molecular library.  In 2009, the higher depreciation included depreciation of our laboratory equipment which was disposed of during that year due to the closure of our San Diego facility.

Other Income

In 2010 and 2009, we recognized gains of $0.9  million and $0.7 million, respectively, on the valuation of our warrant derivative liability related to warrants issued in July 2009. In 2010 and 2009, we recognized gains of $15.8 and $1.2 million, respectively, on the sale of RXi shares. In March 2008, we recognized a gain of $0.2 million on the transfer of some RXi common stock to certain employees.

Interest income

Interest income was $0.3 million in 2010, $0.3 million in 2009 and $1.2 million in 2008. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market rates.

Noncontrolling Interest in RXi

We offset $88,000 of losses in noncontrolling interest in RXi against our net loss for the months of January and February 2008. For the remainder of the year and thereafter, RXi’s gain and losses were accounted for under the equity method, because we owned less than 50% of RXi following our March 11, 2008 distribution to our stockholders of RXi shares.  The investment balance in RXi was eventually reduced to zero and we stopped recording our share of losses from RXi. As a consequence of our subsequent sales of common stock of RXi, we began to account for those shares as available for sale, and any increases or decreases were included as part of comprehensive income or loss and shown on the balance sheet at market value, based on RXi’s closing stock price as reported on The Nasdaq Stock Market. We sold all of our remaining shares of RXi in December 2010.

Recent Accounting Pronouncements

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

In June 2009, the FASB amended ASC 860, (formerly SFAS  No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 had no impact on our financial statements.

In June 2009, the FASB amended ASC 810 (formerly SFAS No.167, Amendments to FASB Interpretation No. 46).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of ASC 810 did not have a material impact on our financial statements.

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

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosures requirements. We adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on our financial statements.

In April 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for periods beginning on or after June 15, 2010. Entities can apply this guidance retrospectively as well as prospectively to milestones achieved after adoption. This update had no impact on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, together with the reports thereon of our independent registered public accounting firms, are set forth on pages F-1 to F- 24 of this Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal chief executive officer and principal chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2010, the end of the period covered by this Annual Report. Based on this evaluation, our principal chief executive officer and principal chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon management’s assessment using the criteria contained in COSO, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report thereon set forth on pages F-22, which is incorporated herein by reference.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director(1)	Position
Max Link, Ph.D.	70	III	Director, Chairman of the Board (2) (3) (4)
Steven A. Kriegsman	69	II	Director, Chief Executive Officer, President
Marvin R. Selter	83	II	Director, Vice Chairman of the Board (2) (3) (4)
Louis Ignarro, Ph.D.	69	I	Director
Joseph Rubinfeld, Ph.D.	78	I	Director
Richard L. Wennekamp	68	II	Director (2) (3) (4)
John Caloz	59	—	Chief Financial Officer
Daniel Levitt, M.D., Ph.D.	63	—	Chief Medical Officer
D. Scott Geyer	56	—	Sr. Vice President-Manufacturing
D. Scott Wieland	51	—	Sr. Vice President-Drug Development
Benjamin S. Levin	34	—	General Counsel, Vice President — Legal Affairs and Corporate Secretary
David J. Haen	32	—	Vice President – Business Development
____________

(1)
Our Class II directors serve until the 2011 annual meeting of stockholders, our Class III director serves until the 2012 annual meeting of stockholders, and our Class I directors serve until the 2013 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Selter is the Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Mr. Wennekamp is Chairman of the Committee.

(4)	Members of our Compensation Committee. Mr. Wennekamp is Chairman of the committee.

Max Link, Ph.D, our Chairman of the Board, has been a director since 1996. Dr. Link has been retired from business since 2003. From March 2002 until its acquisition by Zimmer Holdings, Dr. Link served as Chairman and CEO of Centerpulse, Ltd.  From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange Ltd. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link also serves as a director of Alexion Pharmaceuticals, Inc., Celsion Corporation, Inc. and Discovery Laboratories, Inc.

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

Steven A. Kriegsman has been has been CytRx’s President and Chief Executive Officer and a director since July 2002. He also serves as a director of RXi Pharmaceuticals Corporation and is Chairman of its Compensation and Transactions Committees. He previously served as Director and Chairman of Global Genomics from June 2000. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past five years, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors’ College.

Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been a guest speaker and lecturer at various universities including California Institute of Technology (Caltech), Brown University, and New York University.  Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the California Health Institute, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, and the Palisades-Malibu YMCA.

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

Dr. Rubinfeld served as a senior executive of several large pharmaceutical companies before leaving to co-found and serves as Chief Executive Officer or in other senior executive capacities with highly successful companies.  Dr. Rubinfeld’s academic training and business experience enhances the breadth and scope of our Board’s oversight of our company’s management, business, strategic relationships, and other activities, while his vision adds to the long-range planning of our Board of Directors and management.

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

Mr. Wennekamp’s senior executive experience in the banking and financial services industry distinguishes him from our other directors and adds unique capabilities and a different perspective to the deliberations of our Board of Directors.  As a former chief credit officer at Bank of America and Community Bank, he understands the credit needs, financing requirements, and operational constraints of development-stage and mature businesses.

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

Scott Geyer joined CytRx in November 2009 as our Senior Vice President, Manufacturing.  Prior to joining CytRx, he served since May 2009, and also from May 2007 through November 2008, as Vice President, Technical Operations at Cerimon Pharmaceuticals, Inc. He previously served from December 2008 through April 2009 as Senior Vice President, Technical Operations & Product Development at TRF Pharma, Inc., from October 2004 through April 2007 as Vice President, Technical Operation at Xencor, Inc., and from October 2003 through February 2004 as Vice President, Manufacturing and Process Development at BioMarin Pharmaceuticals Inc. Mr. Geyer's past experience includes holding senior positions at Onyx Pharmaceuticals and Protein Design Labs, Inc., as well as positions at Ares-Sorono Group and SmithKline Beckman, among others. Mr. Geyer has co-authored numerous publications in peer-reviewed journals.  He holds an M.S. in veterinary microbiology from Texas A&M University and a B.S. in microbiology from the University of Southwestern Louisiana.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who owns more than 10% of our outstanding shares of common stock are required under Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that our directors and executive officers and greater than 10% shareholders for 2010 complied with all applicable Section 16(a) filing requirements.

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

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Executive Compensation Program

The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. Generally speaking, the Compensation Committee has advisory authority only with respect to the compensation of our Chief Executive Officer and other named executive officers.  The final authority to make compensation decisions rests with our Board of Directors.

The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to our other officers.

The Compensation Committee operates under a formal charter, copies of which are available on our website at www.cytrx.com, that governs its duties and conduct.

Throughout this Annual Report, the individuals included in the Summary Compensation Table below are referred to as our “named executive officers.”

Compensation Philosophy and Objectives

The components of our executive compensation consist of salary, annual cash bonuses awarded based on the Compensation Committee’s subjective assessment of the achievement of corporate goals and each individual executive’s job performance during the past year, stock option grants to provide executives with longer-term incentives, and occasional special compensation awards (either cash, stock or stock options) to reward extraordinary efforts or results.

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of strategic goals of our company. We use annual and other periodic cash bonuses to reward an officer’s achievement of specific goals, including goals related to the development of our drug candidates and management of working capital.  We use employee stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to improve stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies.

Each of the corporate goals determined and reviewed by the Compensation Committee results from a collaboration among our named executive officers, including the leadership of our President and Chief Executive Officer and the support of our principal legal, financial, clinical, medical and business development officers.  The Committee’s assessment of the relative contribution of each named executive officer is based on periodic reports to our full Board of Directors regarding the progress of these business accomplishments and the individual efforts of our named executive officers, and year-end consultations with our President and Chief Executive Officer that are a normal part of the Committee’s compensation determinations.  The Committee employs no objective measure of any individual’s contribution.

The bonus amounts awarded to our eligible named executive officers are a function of their office and total compensation relative to the total compensation of our President and Chief Executive Officer, as adjusted by their relative employee evaluation, and with consideration given to comparable company data for similarly situated employees. The bonus amounts awarded to each named executive officer is set forth in the Summary Compensation Table.

Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the Compensation Committee has not implemented any pension benefits, deferred compensation plans or other similar plans for our named executive officers.

Role of Executive Officers in Compensation Decisions

The Compensation Committee annually recommends the compensation of our named executive officers to our Board of Directors, which has the final decision-making authority. Our Board of Directors, at its discretion, may accept or reject the Committee’s recommendations or require revisions to such recommendations.

Our President and Chief Executive Officer, or CEO, typically attends all meetings of the Compensation Committee, except for executive sessions.  At the request of the Compensation Committee, our CEO provides his assessment of the performance of our named executive officers, other than himself. Our CEO also takes an active part in the discussions of the compensation of named executive officers other than himself and assists in the development of a review matrix of each executive’s contributions to the goals of the company that forms the basis for some compensation determinations. The Compensation Committee grants due consideration to our CEO’s assessments when making recommendations to our Board of Directors regarding the compensation of our named executive officers.  All Compensation Committee deliberations and determinations regarding the compensation of our CEO are made without the presence of our CEO.  All recommendations regarding our CEO’s compensation are based on the Compensation Committee’s own assessment and evaluation, which are reviewed and acted upon by our Board of Directors.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve the company’s business goals, including goals related to the development of the our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. However, during 2010, the Compensation Committee obtained three industry compensation surveys and used them in its compensation deliberations regarding cash and equity compensation for our executive officers.  The surveys used were an Equilar survey of public companies with a market capitalization between $50 million and $200 million, a survey of public and private life sciences companies of all sizes provided by Radford, and a survey of public and private companies in Los Angeles provided by salary.com (which the Compensation Committee uses to adjust to geographic differences in cost of living).

The Compensation Committee utilized this data to set annual salary increases and bonus amounts for our executive officers at levels targeted at or around the third quartile of compensation amounts provided to executives at comparable companies, considering each individual’s experience level related to their position with us. The Compensation Committee has no policy regarding the use of benchmarks, and we have no established policy or target for the allocation between cash and non-cash incentive compensation.

The Compensation Committee is authorized to retain its own independent advisors to assist in carrying out its responsibilities, but has not relied upon outside compensation consultants.

Performance-driven Compensation

We emphasize performance in annually reviewing and setting our executive officers’ base salary, bonuses and equity incentive compensation. This emphasis on performance with respect to a substantial portion of compensation is intended to motivate our executive officers to pursue our corporate goals, reward them for achievement of these goals and align their interests with those of our stockholders.

Each year, we determine goals that we hope to achieve in the coming year, both on a corporate and individual basis. Our overall corporate performance as compared to these goals, and an individual’s performance compared to his or her individual goals, primarily drive the recommendations that the compensation committee makes with respect to each executive officers’ base salary, cash bonusand equity incentive compensation. Other factors, such as larger macroeconomic conditions of the industry and market in which we compete, as well as strategic business decisions and issues related to key employee retention, also influence compensation decisions. For example, for 2009, in response to the financial crisis in late 2008, our management and Compensation Committee determined that no salary increase would be made in 2009.

Individual performance goals for each year initially are identified and developed by senior executives through a self-evaluation and goal-setting process, and our CEO refines and documents those goals in conjunction with the Compensation Committee.  At the end of the year, the Compensation Committee reviews each performance goal and determines the extent to which we achieved such goals, and our CEO assesses the achievement of specific performance goals relating to other executive officers.

In establishing performance goals, the Compensation Committee considers whether the goals could possibly result in an incentive for any executives to take unwarranted risks in our company’s business and generally seeks to avoid creating any such incentives.

Company Performance Goals

For 2010, the Compensation Committee and the Board of Directors approved the following performance goals:

•	Initiate up to three clinical trials for bafetinib in patients with CLL, prostate cancer and brain cancer

•	Finalize INNO-206 formulation for clinical development

•	Initiate up to three clinical trials for INNO-206 in patients with pancreatic cancer, soft tissue sarcomas and stomach cancer

•	Continue development of tamibarotene for APL, and consider expansion of tamibarotene development into new indications

•	Review potential in-licensing and acquisition opportunities in oncology

•	Seek opportunities to spin out, sell or partner molecular chaperone assets

•	Dispose of some or all of the Company’s RXi stock to raise working capital

•	Continue compliance with financial and legal regulations, remain in good standing with all financial and legal regulatory agencies

For 2010, the Compensation Committee determined that each of the corporate goals had either been achieved, or substantial progress towards achievement had been made, and noted the particular contributions of executive officers to the achievement of those goals.

Individual Performance

The Compensation Committee reviews our executive officers’ performance based on overall achievement of the corporate goals and a review of individual goals developed for each executive officer every year. The Compensation Committee, with the assistance of our CEO, determines the relative achievement of the performance goals applicable to each executive officer, and assigns a performance rating based on a set of criteria set forth in an evaluation form. No specific formula is used with respect to setting any particular element of compensation based on the individual performance metrics. The score assigned to each officer was based on a subjective assessment by our Compensation Committee members of the officer’s performance against the scoring standards of:

1 – Consistently Exceeds Expectations
2 – Sometimes Exceeds Expectations
3 – Meets Expectations
4 – Sometimes Meets Expectations
5 – Needs Improvement

The numerical job scores, with a 1 being the best, and 5 being the worst, are determined based on an initial self-assessment by the officer, which is subject to change based on an evaluation of the self-assessment by the officer’s direct supervisor and on the Compensation Committee’s own assessment of the officer’s job performance.

For 2010, our Compensation Committee determined that the individual performance scores indicated below were merited by the officer’s respective contributions to our key business achievements discussed above, as well as the performance of their day-to-day responsibilities.  On an officer-by-officer basis, our Compensation Committee also considered the following:

Mr. Kriegsman’s individual performance goals relate primarily to overall corporate objectives, including building stockholder value, managing working capital, management and successful operation of the executive management team, and development of personnel for future success.  Based on those criteria, and noting our non-dilutive management of working capital through sales of RXi shares and successful completion of key strategic clinical goals, the Compensation Committee gave a rating of 1.2 to Mr. Kriegsman.

Mr. Caloz’s individual performance goals relate primarily to achievement of key financial objectives, such as managing and raising working capital, controlling spending, managing accounting personnel and maintaining regulatory compliance.  Based on those criteria, the Compensation Committee noted Mr. Caloz’s role in the improved performance of the accounting department, its compliance with filing deadlines, and our non-dilutive sales of RXi shares, and gave a rating of 2.4 to Mr. Caloz.

Dr. Levitt’s individual performance goals relate primarily to the achievement of key strategic and clinical objectives related to our clinical research programs, including ultimate oversight of the design and execution of our clinical programs, and analysis and implementation of new clinical opportunities improve stockholder value.  Based on those criteria, the Compensation Committee noted Dr. Levitt’s efforts towards our achievement of our key clinical goals, and his development of strategic plans to build value, and gave a rating of 1.1 to Dr. Levitt.

 Mr. Levin’s individual performance goals relate primarily to the management of the company’s legal risk, advice provided to the Board of Directors and management, and maintaining regulatory compliance.  Based on those criteria, the Compensation Committee noted Mr. Levin’s timely and useful advice on key corporate matters that reduced corporate risk, and his work ensuring compliance with various regulations, and gave a rating of 1.2 to Mr. Levin.

Dr. Wieland’s individual performance goals relate primarily to the execution of the objectives related to our clinical development, including planning, initiation, budgeting and management of our clinical programs.  Based on those criteria, the Compensation Committee noted Dr. Wieland’s role in our achievement of key clinical goals and gave a rating of 2.0 to Dr. Wieland.

2010 Executive Compensation Components

For 2010, as in recent years, the principal components of compensation for the named executive officers were:

•	base salary;

•	annual bonuses; and

•	equity incentive compensation.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the year. Generally, the base salary element of compensation is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, and over time reflects our executive officers’ overall sustained performance and contributions to our business.

During its review of base salaries for executives, the Compensation Committee primarily considers:

•	the negotiated terms of each executive’s employment agreement, if any;

•	an internal review of the executive’s compensation, both individually and relative to other named executive officers;

•	each executive’s individual performance; and

•	to a lesser extent, base salaries paid by comparable companies.

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the company’s available resources and the Compensation Committee’s assessment of the individual’s performance. Both assessments are based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. The increase in 2010 base salaries over 2009 was made in consideration of our successful achievement or substantial progress towards the corporate performance goals for 2010, achievement of individual performance goals as they related to each executive officer and the subjective assessment of each executive officer’s performance of major job responsibilities. Each of the base salary increases was reviewed in light of the Equilar, Radford and salary.com survey data to validate that they were within acceptable ranges based on market salaries.

Annual and Special Bonuses

The Compensation Committee has not established an incentive compensation program with fixed performance targets. Because we do not generate significant revenues and have not commercially released any products, the Compensation Committee bases its discretionary annual bonus awards on the achievement of corporate and individual goals, efforts related to extraordinary transactions, effective fund-raising efforts, effective management of personnel and capital resources, and bonuses paid by comparable companies, among other criteria.  Mr. Kriegsman’s employment agreement entitles him to an annual cash bonus in an amount to be determined in our discretion, but not less than $150,000, and Dr. Levitt’s employment agreement provides that his bonus will not be less than 25% of his base salary.  Any cash bonuses to our other named executive officers are entirely in our discretion.

During 2010, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $450,000, and granted cash bonuses to the other named executive officers ranging from $25,000 to $135,000, principally based on their efforts in helping us advance the development of our products and raise capital.

Equity Incentive Compensation

We believe that strong long-term corporate performance is achieved with a corporate culture that encourages a long-term focus by our executive officers through the use of equity awards, the value of which depends on our stock performance. We have established equity incentive plans to provide all of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders and to enable them to participate in the long-term appreciation of our stockholder value. Additionally, equity awards provide an important retention tool for key employees, as the awards generally are subject to vesting over an extended period of time based on continued service with us.

Typically, equity awards are granted annually at the end of each year based primarily on corporate performance as a whole during the preceding year. In addition, we may grant equity awards upon the occurrence of certain events during the year, for example, upon an employee’s hire or achievement of a significant business objective.

No formula is used in setting equity award grants and the determination of whether to grant equity awards, as well as the size of such equity awards, to our executive officers; rather, it involves subjective assessments by our Board of Directors, Compensation Committee and, with respect to executive officers other than himself, our CEO. Generally, annual equity awards are driven by our retention of experienced employees, and we consider individual performance and contributions during the preceding year to the extent our Board of Directors and Compensation Committee believe such factors are relevant. As with base salary and cash bonuses, for 2010 our Board of Directors and compensation Committee also considered data from three surveys in determining equity award grants to our executive officers.

In 2010, the Compensation Committee granted to Mr. Kriegsman nonqualified options to purchase 750,000 shares of our common stock at a price of $1.01 per share, which equaled the closing market price on the date of grant. The option vests monthly over three years, unless Mr. Kriegsman’s employment is terminated by us without “cause,” or by Mr. Kriegsman for “good reason,” in which case they vest immediately. In addition, in connection with the annual review of our other named executive officers, the Compensation Committee also granted stock options to those named executive officers. All of these other stock options had an exercise price equal to the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods.

Generally speaking, we have not taken into consideration any amounts realized by our named executive officers from prior stock option or stock awards in determining whether to grant new stock options or stock awards.  No named executive officers have exercised options since 2003.

Retirement Plans, Perquisites and Other Personal Benefits

Our executive officers are eligible to participate in the same group insurance and employee benefit plans as our other salaried employees.  These benefits include medical, dental, vision, and disability benefits and life insurance.

We have adopted a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. We did not make any matching contribution to the 401(k) Plan for 2010.  Matching contributions, if any, are subject to a vesting schedule; all employee contributions are at all times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

We do not provide any of our executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. As required by his employment agreement, during 2010 we paid insurance premiums with respect to a life insurance policy for Mr. Kriegsman which had a face value of approximately $1.4 million as of December 31, 2010 and under which Mr. Kriegsman’s designee is the beneficiary.  We periodically review the levels of perquisites and other personal benefits provided to our named executive officers, but no changes to these benefits were made during 2010, and we do not expect any such changes in the foreseeable future.

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

Ownership Guidelines

The Compensation Committee has no requirement that each named executive officer maintain a minimum ownership interest in our company.

Our long-term incentive compensation consists solely of periodic grants of stock options to our named executive officers. The stock option program:

•	links the creation of stockholder value with executive compensation;

•	provides increased equity ownership by executives;

•	functions as a retention tool, because of the vesting features included in all options granted by the Compensation Committee; and

•	helps us to maintain competitive levels of total compensation.

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the ten-year option term. Vesting and exercise rights generally (except in the case of Mr. Kriegsman) cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Our Board of Directors has granted our President and Chief Executive Officer discretion to grant up to 100,000 options to employees upon joining our company, and to make grants from an additional “discretionary pool” of up to 100,000 options during each annual employee review cycle. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones (such as commencement and completion of clinical trials) and attaining other annual corporate goals and objectives. On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of bonus stock, restricted stock and restricted stock units.

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

These policies remained in place throughout 2010, and we expect to continue to follow them for the foreseeable future.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Max Link, Ph.D., Marvin R. Selter and Richard L. Wennekamp all served as members of the Compensation Committee during 2010.

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

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2010, 2009 and 2008 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2010, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
President and Chief Executive Officer	2010	650,000	450,000	564,750	10,000	1,674,750
	2009	550,000	450,000	906,000	10,000	1,916,000
	2008	551,000	150,000	517,800	10,000	1,228,800
John Y. Caloz
Chief Financial Officer and Treasurer	2010	325,000	25,000	37,650	—	387,650
	2009	275,000	80,000	137,750	—	492,750
Daniel Levitt, M.D., M.D., Ph.D.
Chief Medical Officer	2010	375,000	135,000	188,250	—	698,250
	2009	83,894	—	405,000	—	488,894

Benjamin S. Levin General Counsel,
General Counsel, Vice President — Legal	2010	315,000	85,000	75,300	—	475,300
Affairs and Secretary	2009	276,000	75,000	119,100	—	470,100
	2008	276,000	55,000	125,300	—	456,300
Scott Wieland, Ph.D.
Senior Vice President – Drug Development	2010	315,000	75,000	75,300	—	465,300
	2009	275,000	75,000	105,750	—	455,750
	2008	255,500	73,250	43,730	—	372,480
____________

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year.

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

(3)	This amount represents life insurance premiums.

2010 Grants of Plan-Based Awards

In 2010, we granted stock options to our named executive officers under our 2008 Stock Incentive Plan as follows:

2010 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
Steven A. Kriegsman	12/14/2010	750,000	$1.01	$564,750
President and Chief Executive Officer

John Y. Caloz	12/14/2010	50,000	$1.01	$37,650
Chief Financial Officer and Treasurer

Daniel Levitt, M.D., Ph.D.	12/14/2010	250,000	$1.01	$188,250
Chief Medical Officer

Benjamin S. Levin	12/14/2010	100,000	$1.01	$75,300
General Counsel, Vice President — Legal Affairs and Secretary

Scott Wieland, Ph.D.	12/14/2010	100,000	$1.01	$75,300
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

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2010 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2010:

2010 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price (3) ($)	Option Expiration Date
Steven A. Kriegsman	—	(1)	750,000	1.01	12/14/20
President and Chief Executive Officer	250,140	(1)	499,860	1.05	12/10/19
	208,360	(1)	91,640	0.37	11/21/18
	324,945	(1)	125,055	1.15	4/07/18
	350,000	(1)	—	1.15	4/18/17
	200,000	(1)	—	1.15	6/16/16
	300,000	(1)	—	0.79	5/17/15
	250,000	(2)	—	1.15	6/19/13
	750,000	(2)	—	1.15	6/20/13

John Y. Caloz	—	(1)	50,000	1.01	12/14/20
Chief Financial Officer and Treasurer	41,690	(1)	83,310	1.05	12/10/19
	31,950	(1)	18,050	0.30	01/02/19
	33,335	(2)	16,665	0.37	11/21/18
	16,665	(2)	8,335	1.15	04/07/18
	16,665	(2)	8,335	1.15	12/06/17
	49,995	(2)	25,005	1.15	10/26/17

Daniel Levitt, M.D., Ph.D.	—	(1)	250,000	1.01	12/14/20
Chief Medical Officer	194,530	(1)	305,470	1.06	11/21/18

Benjamin S. Levin	—	(1)	100,000	1.01	12/14/20
General Counsel, Vice President — Legal	33,350	(1)	66,650	1.05	12/10/19
Affairs and Secretary	69,450	(1)	30,650	0.37	11/21/18
	83,330	(1)	16,670	1.15	4/07/18
	100,000	(1)	—	1.15	4/18/17
	90,000	(1)	—	1.15	6/16/16
	150,000	(1)	—	0.79	5/17/15
	160,000	(2)	—	1.15	7/15/14

Scott Wieland, Ph.D.	—	(1)	100,000	1.01	12/14/20
Senior Vice President – Drug Development	33,350	(1)	66,650	1.05	12/10/19
	16,665	(2)	8,335	1.15	11/21/18
	19,800	(2)	10,200	0.57	07/01/18
	16,665	(2)	8,335	1.15	12/06/17
	75,000	(2)	—	1.15	4/30/17
____________

(1)	These options vest in 36 equal monthly installments, subject to the option holder’s remaining in our continuous employ through such dates.

(2)	These options vest in three annual installments, subject to the option holder’s remaining in our continuous employ through such dates.

(3)	The reported options with prices of $1.15 were re-priced to that exercise price on July 1, 2009 at $1.15.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2010.

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

Under his employment agreement as amended, Mr. Kriegsman is entitled to receive an annual base salary of $700,000. Our board of directors (or its Compensation Committee) will review the base salary annually and may increase (but not decrease) it in its sole discretion. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. Pursuant to his employment agreement with us, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and President and that he may continue to serve as Chairman of the Kriegsman Group only so long as necessary to complete certain current assignments.

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

Employment Agreement with Daniel Levitt, M.D., Ph.D.

Daniel Levitt is employed as our Chief Medical Officer pursuant to an employment agreement dated as of January 1, 2011 that expires on December 31, 2011. Dr. Levitt is entitled under his employment agreement to receive an annual base salary of $450,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion, but not to be less than 25% of his 2011 base salary. In the event we terminate Dr. Levitt’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 1, 2011 that expires on December 31, 2011. Mr. Caloz is entitled under his employment agreement to receive an annual base salary of $335,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with Scott Wieland, Ph.D.

Scott Wieland is employed as our Senior Vice President — Drug Development pursuant to an employment agreement dated as of January 1, 2011 that expires on December 31, 2011. Dr. Wieland is paid an annual base salary of $330,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Dr. Wieland’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Benjamin S. Levin

Benjamin S. Levin is employed as our Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement dated as of January 1, 2011 that expires on December 31, 2011. Mr. Levin is paid an annual base salary of $340,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Mr. Levin’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Scott Geyer

Scott Geyer is employed as our Senior Vice President — Manufacturing pursuant to an employment agreement dated as of January 1, 2011 that expires on December 31, 2011. Mr. Geyer is paid an annual base salary of $300,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Mr. Geyer’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2010, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment(4)	1,400,000	1,400,000	1,400,000	1,400,000	—
President and Chief	Stock Options (1)	—	—	—	—	58,650
Executive Officer	Health Insurance (2)	97,930	97,930	—	97,930	97,930
	Life Insurance	10,000	10,000	—	10,000	—
	Bonus	300,000	300,000	300,000	300,000	—
	Tax Gross Up (3)	—	0	—	—	—
John Y. Caloz	Severance Payment(4)	167,500	167,500	—	—	—
Chief Financial Officer	Stock Options (1)	—	—	—	—	23,482
Daniel Levitt, M.D., Ph.D.	Severance Payment(4)	225,000	225,000	—	—	—
Chief Medical Officer
Benjamin S. Levin	Severance Payment	170,000	170,000	—	—	—
General Counsel, Vice	Stock Options (1)	—	—	—	—	19,616
President — Legal
Affairs and Secretary
Scott Wieland, Ph.D.	Severance Payment(4)	165,000	165,000	—	—	—
Senior Vice President –	Stock Options (1)	—	—	—	—	4,488
Drug Development
____________

(1)
Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2010, determined by the aggregate difference between the stock price as of December 31, 2010 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2010 for the family health benefits provided to Mr. Kriegsman for a period of two years.

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

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2010:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Max Link, Ph.D.	120,250	35,000	155,250
Chairman
Marvin R. Selter	108,250	35,000	143,250
Vice Chairman
Louis Ignarro, Ph.D.	41,250	35,000	76,250
Director
Joseph Rubinfeld, Ph.D.	65,250	35,000	100,250
Director
Richard L. Wennekamp	101,250	35,000	136,250
Director
____________

(1)
Steven A. Kriegsman does not receive additional compensation for his role as a Director. For information relating to Mr. Kriegsman’s compensation as President and Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for attendance at meetings during the year.

(3)
In July 2010, we granted stock options to purchase 50,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director, which had a grant date fair value of $35,000 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2000 Long-Term Incentive Plan, which is described in Note 14 of the Notes to Consolidated Financial Statements.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 10, 2011 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 10, 2011 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 108,908,105 shares of our common stock outstanding as of March 10, 2011, excluding treasury shares. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Louis Ignarro, Ph.D.(1)	668,916	*
Steven A. Kriegsman(2)	6,916,917	6.2%
Max Link, Ph.D.(3)	289,519	*
Joseph Rubinfeld, Ph.D.(4)	227,000	*
Marvin R. Selter(5)	572,451	*
Richard L. Wennekamp(6)	220,000	*
Dan Levitt, M.D., Ph.D.(7)	277,778	*
John Y. Caloz (8)	223,615	*
Scott Wieland, Ph.D.(9)	232,508	*
Benjamin S. Levin(10)	722,240	*
All executive officers and directors as a group (eleven persons)(11)	10,427,339	9.1%
____________

(1)	Includes 577,000 shares subject to options or warrants.

(2)	Includes 2,895,817 shares subject to options or warrants. Mr. Kriegsman’s address is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049.

(3)	Includes 234,543 shares subject to options or warrants.

(4)	Includes 227,000 shares subject to options or warrants.

(5)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover. Includes 215,000 shares subject to options or warrants owned by Mr. Selter.

(6)	Includes 215,000 shares subject to options or warrants.

(7)	Includes 277,778 shares subject to options or warrants.

(8)	Includes 223,615 shares subject to options or warrants.

(9)	Includes 232,508 shares subject to options or warrants.

(10)	Includes 722,240 shares subject to options or warrants.

(11)	Includes 5,896,896 shares subject to options or warrants.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2010, 2009 and 2008.

Audit Fees

The fees for 2010 and 2009 from BDO for professional services rendered for the audit of our annual consolidated financial statements and internal controls over financial reporting, quarterly and S-3 reviews were $343,100 and $408,500, respectively.

Tax Fees

The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $54,125 and $33,260 for 2010 and 2009, respectively.

All Other Fees

No other services were rendered by BDO for 2010 and 2009.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2010 and 2009.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this 10-K:

(1) Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-26 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(2) Financial Statement Schedules

The following financial statement schedule is set forth on page F-26 of this Annual Report.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(b)       Exhibits

See Exhibit Index on page 65 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit Number	Description	Footnote

2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	(x)

3.1	Restated Certificate of Incorporation of CytRx Corporation	(a)

3.2	Restated By-Laws of CytRx Corporation	(a)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	(b)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	(g)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	(s)

4.4	Securities Purchase Agreement, dated July 24, 2009, between CytRx Corporation and the purchasers listed on the signature pages thereto	(aa)

4.5	Form of Common Stock Purchase Warrant to be issued by CytRx Corporation to purchasers under the Securities Purchase Agreement, dated July 24, 2009	(aa)

10.1*	CytRx Corporation 2000 Long-Term Incentive Plan	(e)

10.2*	Amendment No. 1 to CytRx Corporation 2000 Long-Term Incentive Plan	(h)

10.3*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	(h)

10.4*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	(i)

10.5*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	(i)

10.6*	CytRx Corporation 2008 Stock Incentive Plan	(z)

10.7†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	(f)

10.8†	Agreement between CytRx Corporation and Dr. Robert Hunter regarding SynthRx, Inc., dated October 20, 2003	(i)

10.9	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	(i)

10.10
Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000
(i)

10.11	Asset Sale and Purchase Agreement dated October 4, 2004, by and among CytRx Corporation, Biorex Kutato Es Fejleszto RT., and BRX Research and Development Company Ltd	(k)

10.12	Sublease dated March 14, 2005 between Innovive Pharmaceuticals, Inc. and Friedman, Billings, Ramsey Group, Inc.	(m)

10.13*	Third Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman	(n)

10.14	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(o)

10.15†	NS-187 License Agreement dated December 28, 2005 between Innovive Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd.	(m)

10.16†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	(p)

10.17	Royalty Agreement dated August 28, 2006 between CytRx Corporation and Kenneth R. Council, as Trustee of the ALS Charitable Remainder Trust, dated August 28, 2006	(r)

10.18†	License Agreement dated December 6, 2006 between Innovive Pharmaceuticals, Inc. and TMRC Co., Ltd.	(t)

10.19	Form of Purchase Agreement, dated as of April 17, 2007, by and between CytRx Corporation and each of the selling stockholders named therein	(v)

10.20	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(z)

10.21	Sub-Sublease dated December 4, 2008, by and between CytRx Oncology Corporation and Red Pine Advisors LLC	(z)

10.22	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(bb)

10.23	Stock Redemption Agreement dated as of March 22, 2010, by and between RXi Pharmaceuticals Corporation and CytRx Corporation	(cc)

10.24	Agreement for Clinical Services dated December 6, 2010, by and between CytRx Corporation and Oncotherapeutics

10.25*	Employment Agreement dated January 1, 2011 between CytRx Corporation and Daniel Levitt, M.D., Ph.D.

10.26*	Employment Agreement dated January 1, 2011, between CytRx Corporation and Scott Geyer

10.27*	Employment Agreement dated January 1, 2011, between CytRx Corporation and Benjamin S. Levin

10.28*	Employment Agreement dated January 1, 2011, between CytRx Corporation and Scott Wieland

10.29*	Employment Agreement dated January 1, 2011, between CytRx Corporation and John Y. Caloz

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
* Indicates a management contract or compensatory plan or arrangement.

† Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2008

(b)	Incorporated by reference to the Registrant’s 8-K filed on April 17, 1997

(c)	Incorporated by reference to the Registrant’s 10-Q filed on August 14, 1997

(d)	Incorporated by reference to the Registrant’s Proxy Statement filed on April 30, 1998

(e)	Incorporated by reference to the Registrant’s Form 10-K filed on March 27, 2001

(f)	Incorporated by reference to the Registrant’s Form 8-K filed on December 21, 2001

(g)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2002

(h)	Incorporated by reference to the Registrant’s Proxy Statement filed June 11, 2002

(i)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004

(j)	Incorporated by reference to the Registrant’s 10-Q filed on August 16, 2004

(k)	Incorporated by reference to the Registrant’s 8-K filed on October 5, 2004

(l)	Incorporated by reference to the Registrant’s 8-K filed on January 21, 2005

(m)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) Form 10 filed on April 20, 2006

(n)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005

(o)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005

(p)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-Q filed on November 14, 2006

(q)	Incorporated by reference to the Registrant’s 8-K filed on March 3, 2006

(r)	Incorporated by reference to the Registrant’s 10-Q filed on November 13, 2006

(s)	Incorporated by reference to the Registrant’s 10-K filed on April 2, 2007

(t)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-K filed on March 21, 2007

(u)	Incorporated by reference to the Registrant’s 10-Q filed on May 10, 2007

(v)	Incorporated by reference to the Registrant’s 8-K filed on April 18, 2007

(w)	Incorporated by reference to the Registrant’s 10-Q filed on August 9, 2007

(x)	Incorporated by reference to the Registrant’s 8-K filed on June 9, 2008

(y)	Incorporated by reference to the Registrant’s 10-Q filed on August 11, 2008

(z)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2009

(aa)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2009

(bb)	Incorporated by reference to the Registrant’s 8-K filed on December 4, 2009

(cc)	Incorporated by reference to the RXi Pharmaceuticals Corporation Current Report on Form 8-K filed on March 23, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 11, 2011	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN A. KRIEGSMAN	Director, President and Chief Executive Officer	March 11, 2011
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 11, 2011
John Y. Caloz	(Principal Financial Officer and Principal Accounting Officer)

/s/ MAX LINK	Chairman of the Board	March 11, 2011
Max Link, Ph.D.

/s/ MARVIN R. SELTER	Vice-Chairman of the Board	March 11, 2011
Marvin R. Selter

/s/ LOUIS IGNARRO	Director	March 11, 2011
Louis Ignarro, Ph.D.

/s/ JOSEPH RUBINFELD	Director	March 11, 2011
Joseph Rubinfeld, Ph.D.

/s/ RICHARD L. WENNEKAMP	Director	March 11, 2011
Richard L. Wennekamp

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,324,430	$9,893,590
Marketable securities	20,567,861	22,750,000
Proceeds from sale of RXi, received January 6, 2011	6,938,603	—
Receivable	259,006	139,680
Income taxes recoverable	519,158	519,158
Interest receivable	117,624	130,779
Assets held for sale	—	73,634
Prepaid expenses and other current assets	1,247,145	1,088,074
Total current assets	35,973,827	34,594,915
Equipment and furnishings, net	319,191	174,959
Goodwill	183,780	183,780
Other assets	220,292	323,235
Total assets	$36,697,090	$35,276,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027,924	$1,066,055
Accrued expenses and other current liabilities	2,663,910	2,492,450
Warrant liabilities	2,437,281	3,370,701
Total current liabilities	6,129,115	6,929,206
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 109,840,445 and 109,538,821 shares issued and outstanding at December 31, 2010 and 2009, respectively	109,840	109,539
Additional paid-in capital	229,253,122	227,441,591
Treasury stock, at cost (633,816 shares held, at December 31, 2010 and 2009, respectively)	(2,279,238)	(2,279,238)
Accumulated deficit	(196,515,749)	(196,924,209)
Total stockholders’ equity	30,567,975	28,347,683
Total liabilities and stockholders’ equity	$36,697,090	$35,276,889

The accompanying notes are an integral part of these consolidated financial statements.

`CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenue:
Service revenue	$—	$9,400,397	$6,166,150
Licensing revenue	100,000	100,000	100,000
	100,000	9,500,397	6,266,150
Expenses:
Research and development	8,506,937	7,541,998	10,465,591
General and administrative	8,235,993	9,127,845	10,932,522
In-process research and development	—	—	8,012,154
Depreciation and amortization	107,666	475,316	624,980
	16,850,596	17,145,159	30,035,247
Loss before other income	(16,750,596)	(7,644,762)	(23,769,097)
Other income:
Interest and dividend income	303,592	349,490	1,203,629
Other income, net	95,827	93,950	219,489
Gain on warrant derivative liability	933,420	656,905	—
Gain on sale of affiliate’s shares - RXi Pharmaceutical	15,826,217	1,224,951	—
Equity in loss of affiliate – RXi Pharmaceutical	—	—	(3,915,514)

Net profit (loss) before provision for income taxes	408,460	(5,319,466)	(26,261,493)
Income tax benefit (expense)	—	519,158	(873,003)
Net profit (loss)	408,460	(4,800,308)	(27,134,496)
Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	—	(756,954)
Net profit (loss)	408,460	(4,800,308)	(27,891,450)
Add: Loss of noncontrolling interest	—	—	88,375
Net profit (loss) attributable to CytRx Corporation	$408,460	$(4,800,308)	$(27,803,075
Basic and diluted profit (loss) per share	$0.00	$(0.05)	$(0.30)
Basic weighted average shares outstanding	109,484,492	99,978,124	91,383,934
Diluted weighted average shares outstanding	111,442,278	99,978,124	91,383,934

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury	Noncontrolling
	Shares Issued	Amount	Capital	Deficit	Stock	Interest	Total
Balance at December 31, 2007	90,397,867	$90,398	$203,905,691	$(161,492,812)	$(2,279,238)	$(448,671)	$40,312,414
Issuance of stock options/warrants for compensation, services and licenses	—	—	2,029,209	—	—		2,029,209
Options and warrants exercised	1,006,402	1,006	975,782	—	—		976,788
Common stock issued in connection with the acquisition of Innovive	2,574,179	2,574	2,339,832	—	—		2,342,406
Deemed dividend for anti-dilution adjustment		—	756,954	(756,954)	—		—
Dividend of RXi stock	—	—	—	(2,828,014)	—		(2,828,014)
Net loss	—	—	—	(27,046,121)	—	(88,375)	(27,134,496)
Balance at December 31, 2008	93,978,448	$93,978	$210,007,468	$(192,123,901)	$(2,279,238)	$—	$15,698,307
Common stock and warrants issued in connection with private placements	15,252,040	15,253	14,230,710	—	—		14,245,963
Issuance of stock options/warrants for compensation and services	—	—	2, 867,638	—	—		2,867,638
Common stock issued for services	50,000	50	42,950	—	—		43,000
Options and warrants exercised	258,333	258	292,825	—	—		293,083
Net loss	—	—	—	(4,800,308)	—	—	(4,800,308)
Balance at December 31, 2009	109,538,821	$109,539	$227,441,591	$(196,924,209)	$(2,279,238)	$—	$28,347,683
Issuance of stock options/warrants for compensation and services	—	—	1,620,088	—	—		1,620,088
Common stock issued for services	50,000	50	44,450	—	—		44,500
Options and warrants exercised	251,624	251	146,993	—	—		147,244
Net profit	—	—	—	408,460	—	—	408,460
Balance at December 31, 2010	109,840,445	$109,840	$229,253,122	$(196,515,749)	$(2,279,238)	$—	$30,567,975

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net profit (loss) attributable to CytRx Corporation	$408,460	$(4,800,308)	$(27,046,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,666	475,316	624,980
Retirement of fixed assets	63,853	103,241	262
Interest receivable on marketable securities	—	—	(48,452)
Loss of noncontrolling interest	—	—	(88,375)
Fair value adjustment of warrant liability	(933,420)	(656,905)	—
Impairment loss on fixed assets	—	1,187,305	—
Equity in loss of affiliate	—	—	3,915,515
Non-cash gain on transfer of RXi common stock	—	—	(226,579)
Gain on sale of affiliate’s shares	(15,826,217)	(1,224,951)	—
Non-cash expense on the acquisition of Innovive’s in-process research & development	—	—	8,012,154
Stock option and warrant expense	1,620,088	2,867,638	2,103,752
Common stock issued for services	44,450	43,000	244,860
Changes in assets and liabilities:
Accounts receivable	(119,326)	(12,400)	238,131
Interest receivable	13,155	(130,779)	—
Income taxes recoverable	—	303,535	(215,623)
Prepaid expenses and other current assets	(56,127)	(594,668)	478,965
Accounts payable	(38,131)	397,633	(1,181,116)
Deferred revenue	—	(9,400,397)	(6,166,151)
Accrued expenses and other current liabilities	171,459	(64,454)	(56,146)
Total adjustments	(14,952,550)	(7,313,956)	7,636,177
Net cash used in operating activities	(14,544,090)	(12,114,264)	(19,409,944)

Cash flows from investing activities:
Net Proceeds (Purchase) from sale of marketable securities	2,182,139	(22,750,000)	10,000,000
Proceeds from sale of fixed assets	—	119,929	—
Proceeds from sale of assets held for sale	73,634	—	—
Deconsolidation of subsidiary	—	—	(10,359,278)
Proceeds from sale of RXi shares	8,887,614	1,224,951	—
Cash outlay in the acquisition of Innovive, relating to its accounts payable	—	—	(5,669,749)
Purchases of equipment and furnishings	(315,751)	(195,449)	(994,326)
Net cash provided by (used in) investing activities	10,827,636	(21,600,569)	(7,023,353)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	147,294	293,083	976,808
Common stock issued in accordance with financing	—	18,273,568	—
Net proceeds from issuances of common stock	—	—	—
Capital contributions from minority interest	—	—	—
Net cash provided by financing activities	147,294	18,566,651	976,808

Net decrease in cash and cash equivalents	(3,569,160)	(15,148,182)	(25,456,489)
Cash and cash equivalents at beginning of year	9,893,590	25,041,772	50,498,261
Cash and cash equivalents at end of year	$6,324,430	$9,893,590	$25,041,772

Supplemental disclosure of cash flow information:
Cash paid during the years for income taxes	$—	$—	$1,093,764
Supplemental disclosures of non-cash financing activities:
Acquisition of property and equipment through accrued liabilities	$—	$—	$130,955
Warrants issued in connection with financing	$—	$4,027,606	$—
Warrants issued for prepaid services	$—	$133,391	$—

The accompanying notes are an integral part of these consolidated financial statements.  See supplemental information on the following page.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s drug development pipeline includes clinical development of three product candidates for cancer indications, including recently-initiated Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced prostate cancer and high-risk B-cell chronic lymphocytic leukemia, or B-CLL, an additional pharmacokinetic clinical trial with bafetinib in patients with brain cancer, two planned Phase 2 clinical trials for INNO-206 as a treatment for soft tissue sarcomas and pancreatic cancer following an abbreviated safety trial, and clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we own rights to two drug candidates based on our molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Our current business strategy is to seek one or more strategic partnerships to pursue the development of that technology or an outright sale of the assets.

At December 31, 2010, the Company had cash and cash equivalents of approximately $6.3 million, marketable securities of $20.6 million and proceeds from sale of balance of RXi shares of $6.9 million. Management believes that the Company’s current cash on hand, together with its marketable securities and proceeds from sale of RXI shares, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for 2011 of approximately $20.1 million (unaudited), which includes approximately $3.5 million (unaudited) for its clinical programs for INNO-206, approximately $2.2 million (unaudited) for its clinical programs for bafetinib, approximately $5.5 million (unaudited) for its clinical program for tamibarotene, approximately $2.0 million (unaudited) for general operation of its clinical programs, and approximately $6.8 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — Through February 2008, the Company owned a majority of the outstanding shares of common stock of RXi, which was founded in April 2006 by the Company and four researchers in the field of RNAi. While RXi was majority-owned, the Company’s consolidated financial statements reflected 100% of the assets and liabilities and results of operations of RXi, with the interests of the minority shareholders of RXi recorded as “noncontrolling interests.” In March 2008, the Company distributed to its stockholders approximately 36% of RXi’s outstanding shares, which reduced CytRx’s ownership to less than 50% of RXi. As a result of the reduced ownership, CytRx began to account for its investment in RXi using the equity method, under which CytRx recorded only its pro-rata share of the financial results of RXi as “equity in loss of unconsolidated subsidiary” on the consolidated statements of operations (see Note 13 below). The investment balance in RXi was eventually reduced to zero and the Company stopped recording its share of losses from RXi. As a consequence of the Company’s subsequent sales of common stock of RXi, the Company began to account for those shares as available for sale, and any increases or decreases were included as part of comprehensive income or loss and shown on the balance sheet at market value, based on RXi’s closing stock price. The Company disposed of all of its remaining shares of RXi in December 2010.

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

Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, the Company was released from all restrictions on the use of any proceeds previously received by us in connection with the arrangement.  As a result, the Company recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. For the years ended December 31, 2009 and 2008, the Company recognized approximately $9.4 million and $6.2 million, respectively, of service revenue related to this transaction.  No service revenue related to the ALSCRT transaction was recognized in 2010.

Other Income —  The Company realized a net gain of $0.1 million in both 2010 and 2009 on the sub-lease of its New York city rental property inherited on the acquisition of Innovive. In March 2008, the Company recognized a non-cash gain of $0.2 million on the transfer of some RXi common stock to certain employees.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Marketable securities — Investment securities held by the Company are classified as available for sale.

Proceeds from sale of RXi — In December, 2010, the Company sold its remaining RXi shares of 3.1 million for net proceeds of approximately $6.9 million. These funds were deposited in the Company’s cash account on January 6, 2011.

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

Fair Value Measurements — Assets and liabilities recorded at fair value in balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$6,324	$—	$—	$6,324
Marketable securities	20,568	—	—	20,568
Proceeds from sale of RXi	6,939	—	—	6,939
Warrant Liability	—	2,437	—	2,437

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

The Company’s non-financial assets, such as assets held for sale are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The Company sold all of its remaining assets held for sale in 2010. The following table summarizes the Company’s financial assets measured at fair value on a nonrecurring basis as of December 31, 2009:

	Fair Value Measurements
	as of December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total Losses
Long-lived assets held for sale:
Plant and equipment, net	$—	$74	$—	$1,187

The long-lived assets held for sale in 2009 relate to the Company’s equipment held in its San Diego research facility, which it closed in 2009.  The Company recorded an impairment charge of $1,187 as a result of this closure.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including finite lived intangible assets, for impairment on an annual basis, as of  December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. In the third quarter of 2009, the remaining fixed assets from the Company’s San Diego laboratory were re-allocated from Equipment and Furnishings to Assets Held for Sale and were all sold in 2010. (see Note 7 below).

Patents and Patent Application Costs — Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred.

Net Income (Loss) Per Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 15.4 million, 24.4 million shares, and 15.2 million shares at December 31, 2010, 2009 and 2008, respectively.

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

Warrant  Liabilities — Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The warrants do not contain any down round provisions. The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain on warrant derivative liability.

Shares Reserved for Future Issuance — As of December 31, 2010, the Company has reserved approximately 7.4 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.

Stock-based Compensation — The Company’s stock-based employee compensation plans are described in Note 14. The Company has adopted the provisions of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

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

Income Taxes — The company accounts for income taxes in accordance with the provisions of FASB ASC Topic 740-10, Income Taxes, (“ASC 740”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, a two-step process, the first step is to determine whether or not a tax benefit should be recognized  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions or changes in our assumptions in future periods are recorded in the period they become known.

Concentrations of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company’s investment policy disallows investment in any debt securities rated less than “investment-grade” by national ratings services. The Company has not experienced any losses on its deposits of cash or cash equivalent or its marketable securities. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010 approximated $5.6 million.

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

In June 2009, the FASB amended ASC 860, (formerly SFAS  No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 had no impact on its financial statements.

In June 2009, the FASB amended ASC 810 (formerly SFAS No.167, Amendments to FASB Interpretation No. 46).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of ASC 810 did not have a material impact on its financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ). ASC 105-10 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

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

In April 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for periods beginning on or after June 15, 2010. Entities can apply this guidance retrospectively as well as prospectively to milestones achieved after adoption. This update had no impact on the Company’s financial statements.

4. Receivable

At December 31, 2010, the Company had a receivable of $259,006, $98,000 relating to a nontaxable grant under the Qualifying Therapeutic Discovery Project Program and the balance primarily related to annual licensing fees due to the Company. At December 31, 2009, the receivable of $139,680 primarily related to annual licensing fees due to the Company. Due to the certainty of the collectability of the accounts receivable, no allowance was recorded.

5. Prepaid and Other Assets

At December 31, 2010 and 2009, the Company had $220,292 and $323,235, respectively, of non-current other assets, which consist primarily of security deposits on contracts for research and development, prepaid insurance and leases for its facilities.

6. Marketable securities

The Company held $20.6 million of marketable securities at December 31, 2010.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit and these four accounts detailed as follows: $5.0 million with a maturity date of January 27, 2011, $7.6 million with a maturity date of March 31, 2011, $5.0 million with a maturity date of July 14, 2011, and $3.0 million with a maturity date of July 28, 2011.

7. Assets Held for Sale

In May 2009, the Company substantially completed the initial phase of the closure of its drug discovery research at its laboratory facility in San Diego, California. The Company concluded that it would conduct its research and development activities through third parties for the foreseeable future. The Company sublet the laboratory facility until its lease expired in October, 2010, and sold the laboratory equipment.  In the third quarter of 2009, the fixed assets related to the San Diego laboratory were re-allocated from Equipment and Furnishings to Assets Held for Sale and were written down to their estimated net realizable value as of September 30, 2009, which resulted in a charge of $1.2 million for that quarter.  During 2010, the balance of the assets held for sale were sold.

    Assets held for sale consisted of the following:

(in thousands)
Assets:	December 31, 2009
Plant and equipment, net	$74
Assets held for sale	$74

8. Equipment and Furnishings

Equipment and furnishings at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Equipment and furnishings	$398	$334
Less — accumulated depreciation	(79)	(159)
Equipment and furnishings, net	319	175

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 were approximately $108,000, $475,000, and $625,000, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2010 and 2009 are summarized below (in thousands).

	2010	2009
Professional fees	$423	$423
Research and development costs	2,031	1,255
Wages, bonuses and employee benefits	158	208
Income taxes	—	—
Other	52	606
Total	$2,664	$2,492

10. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financing.  In accordance with the guidance which is now ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed and Potentially Settled in a Company’s Own Stock), the warrant liabilities are being marked to market each quarter-end until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50.  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain on warrant derivative liability.  The Company recognized gains of $933,000 and $657,000 in 2010 and 2009, respectively.

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

CytRx’s current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)(2)	Employment Agreements (3)	Subtotal	Research and Development (4)	Tota
2011	$547	$2,455	$3,002	$8,667	$11,669
2012	471	—	471	3,240	3,711
2013	332	—	332	—	332
2014	386	—	386	—	386
2015 and thereafter	55	—	55	—	55
Total	$1,791	$2,455	$4,246	$11,907	$16,153
____________

(1)	Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors.

(2)	The Company is entitled to receive future rental income under subleases in place which would be offset against future operating lease obligations as follows: $350,000 in 2011 and $235,000 in 2012.

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

13. Investment in RXi

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

On March 11, 2008, the Company distributed to its stockholders approximately 4.5 million shares of RXi common stock, or approximately 36% of RXi’s outstanding shares, which reduced the Company’s ownership to less than 50% of RXi. As a result, the Company began to account for its investment in RXi using the equity method, under which the Company recorded only its pro-rata share of the financial results of RXi.  In 2009, the investment balance in RXi was reduced to zero and the Company has not made any advances or guarantees to RXi. Therefore the Company stopped recording its share of losses from RXi.

In June, 2010, the Company sold 2.0 million common shares of RXi and in December, 2010, disposed of its remaining shares for approximately $6.9 million.

14. Stock Options and Warrants

CytRx Options

The Company has a 2000 Long-Term Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of December 31, 2010, there were approximately  7.2 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of December 31, 2010, there were 2.6 million shares subject to outstanding stock options and 7.4 million shares available for future grant under this plan.

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

At the Annual Meeting of Stockholderss held on July 1, 2009, the Company’s stockholders approved an amendment to the Company’s 2000 Long-Term Incentive Plan to allow for a one-time stock option re-pricing program for employees and officers.  Pursuant to the re-pricing program, 3,265,500 eligible stock options held by ten eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of the Company’s common stock as reported on the Nasdaq Capital Market on the July 1, 2009 completion date of the re-pricing program, and to impose a new option vesting schedule.  None of the amended options vested immediately.  To the extent a participating employee’s or officer’s eligible options were vested on the amendment date, the amended options vested in full on December 31, 2009, so long as the employee or officer remained in the Company’s employ through that date. To the extent a participating employee’s or officer’s eligible options were unvested as of July 1, 2009, the original scheduled vesting was suspended until December 31, 2009 and resumed after that date, so long as the employee or officer remained in the Company’s employ through such date. The incremental cost of the re-pricing program was approximately $0.4 million.

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

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2010	2009	2008
Risk-free interest rate	2.50%	1.95%	2.68%
Expected volatility	91%	97%	102%
Expected lives (years)	6	6	6
Expected dividend yield	0.00%	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2010, 2009 and 2008, the Company used a calculated volatility for each grant. The Company’s computation of expected lives was estimated using the simplified method provided for under ASC 718 (previously  Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”)), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the year ended December 31, 2010, the Company has estimated an annualized forfeiture rate of 13% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. For the years ended December 31, 2009 and 2008, the Company has estimated an annualized forfeiture rate of 14% and 10%, respectively, for options granted to its employees, 2% and 3%, respectively, for options granted to senior management and 0% and 0%, respectively,  for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2010, there remained approximately $3.0 million of unrecognized compensation expense related to unvested stock options granted to current and former employees and directors, to be recognized as expense over a weighted-average period of 1.11 years. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options			Weighted Average Exercise Price
	2010	2009	2008	2010	2009	2008
Outstanding — beginning of year	8,012,090	6,409,940	4,932,273	$1.99	$1.99	$2.46
Granted	1,715,500	2,351,000	2,021,500	0.98	1.00	0.79
Exercised	(223,633)	(8,333)	(54,737)	0.66	0.37	0.92
Forfeited	(626,497)	(713,018)	(473,096)	1.01	2.57	2.08
Expired	—	(27,499)	(16,000)	—	1.07	1.00
Outstanding — end of year	8,877,460	8,012,090	6,409,940	1.07	1.02	1.99
Exercisable at end of year	5,701,946	4,998,400	4,109,839	$0.99	$1.16	$2.07
Weighted average fair value of stock options granted during the year:	$0.75	$0.77	$0.63

A summary of the activity for unvested employee stock options as of December 31, and changes during the year are presented below:
	Stock Options			Weighted Average Grant Date Fair Value per Share
	2010	2009	2008	2010	2009	2008
Nonvested at January 1,	3,013,690	2,300,100	1,721,952	$0.70	$1.52	$2.92
Granted	1,715,500	2,351,000	2,021,500	0.75	0.77	0.63
Vested	(927,179)	(924,392)	(970,256)	0.75	2.10	2.10
Pre-vested forfeitures	(626,497)	(713,018)	(473,096)	0.62	2.11	1.74
Nonvested at December 31,	3,175,514	3,013,690	2,300,100	$0.75	$0.70	$1.52

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

The Company recorded approximately $0.4 million, $0 and ($0.4) million of non-cash charges (recovery) related to the issuance of stock options to certain consultants in exchange for services during 2010, 2009 and 2008, respectively.

At December 31, 2010, there remained approximately $30,000 (subject to change in the future based on vesting date fair value) of unrecognized compensation expense related to unvested non-employee stock options to be recognized as expense over a weighted-average period of 1.0 years. Presented below is the Company’s non-employee stock option activity:

	Stock Options			Weighted Average Exercise Price
	2010	2009	2008	2010	2009	2008
Outstanding — beginning of year	995,000	995,000	1,067,000	$0.91	$0.91	$1.44
Granted	395,000	—	350,000	1.22	—	0.35
Exercised	—	—	—	—	—	—
Forfeited	—	—	(402,000)	—	—	1.85
Expired	(395,000)	—	(20,000)	1.28	—	0.30
Outstanding — end of year	995,000	995,000	995,000	0.9	0.91	0.91
Exercisable at end of year	707,541	545,080	445,000	$1.00	$1.00	$1.18
Weighted average fair value of stock options granted during the year:	$0.87	$0	$0.33

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2010	2009	2008
Risk-free interest rate	2.37%	—	2.68%
Expected volatility	92%	—	123%
Expected lives (years)	5	—	10
Expected dividend yield	0%	—	0%

A summary of the activity for nonvested, non-employee stock options as of December 31, and changes during the years are presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2010	2009	2008	2010	2009	2008
Nonvested at January 1,	449,920	550,000	250,000	$1.38	$0.58	$1.00
Granted	395,000	—	350,000	0.87	—	0.33
Vested	(162,461)	(100,080)	(50,000)	0.33	0.33	2.33
Pre-vested forfeitures	(395,000)	—	—	1.12	—	—
Nonvested at December 31,	287,459	449,920	550,000	$1.98	$1.38	$0.58

The following table summarizes significant ranges of outstanding stock options under the three plans at December 31, 2010:

Range of Exercise Prices	Number of Options	Weighted Average RemainingContractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 — 1.00	2,152,607	7.22	$0.59	1,703,405	7.22	$0.61
$1.01 — 1.50	7,127,983	7.00	1.10	4,160,212	7.00	1.14
$2.35 — 3.33	528,000	3.55	2.27	528,000	3.55	2.27

	9,808,590	6.86	$1.05	6,391,617	6.86	$1.09

The aggregate intrinsic value of outstanding options as of December 31, 2010 was $1.1 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on December 31, 2010 of $1.01.

RXi Pharmaceuticals

RXi has its own stock option plan. RXi accounted for stock option expense in the same manner as CytRx as described above.

As discussed in Note 2, the Company accounted for its investment in RXi under the equity method from March 2008 through June 2009, and accordingly, the following table sets forth the total stock-based compensation expense for January and February 2008 resulting from RXi stock options that is included in the Company’s consolidated statements of operations:

2008
Research and development — employee	$28,000
General and administrative — employee	369,000
Total employee stock-based compensation	$397,000

Research and development — non-employee	$121,000
General and administrative — non-employee	—
Total non-employee stock-based compensation	$121,000

CytRx Warrants

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants			Weighted Average Exercise Price
	2010	2009	2008	2010	2009	2008
Outstanding — beginning of year	15,418,178	10,634,848	13,031,515	$1.50	$1.40	$1.87
Granted	1,200,000	6,328,330	—	1.80	1.61	—
Exercised	(40,000)	(250,000)	(951,665)	0.26	1.16	0.97
Forfeited	—	—	—	—	—	—
Expired	(7,516,104)	(1,295,000)	(1,445,002)	2.04	1.28	2.60
Outstanding — end of year	9,062,074	15,418,178	10,634,848	1.47	1.50	1.40
Exercisable at end of year	8,762,074	15,418,178	10,634,848	$1.50	$1.50	$1.40
Weighted average fair value of warrants granted during the year:	$0.55	$1.61	$—

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2010:

	Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$0.26 — 1.00	1,320,000	3.75	$0.49	1,020,000	$0.40
$1.01 — 2.00	7,257,493	2.65	1.55	7,257,396	1.55
$2.01 — 3.00	324,581	4.83	2.75	324,678	2.75
$3.01 — 3.50	160,000	4.86	3.50	160,000	3.50
	9,062,074	2.93	$1.47	8,762,074	$1.50

15. ALSCRT Amendment

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

16. Stockholder Protection Rights Plan

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

17. Income Taxes

At December 31, 2010, the Company had federal and state net operating loss carryforwards of $100.3 million and $79.4 million, respectively, available to offset against future taxable income, which expire in 2011 through 2030. As a result of a change in-control that occurred in the CytRx shareholder base in July 2002, approximately $13.7 million in federal net operating loss carryforwards became limited in their availability to $363,000 annually. Management currently believes that the remaining $86.6 million in federal net operating loss carryforwards, and the $65.7 million in state net operating loss carryforwards, are unrestricted. However, management is reviewing its recent equity transactions to determine if they may have resulted in any further restrictions on the Company’s net operating loss carryforwards. As of December 31, 2010, CytRx also had research and development and alternative minimum tax credits for federal and state purposes of approximately $4.8 million and $5.2 million, respectively, available for offset against future income taxes, which expire in 2022 through 2030. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$38,715	$35,285
Tax credit carryforwards	8,663	8,957
Equipment, furnishings and other	8,554	8,142

Total deferred tax assets	55,932	52,384
Deferred tax liabilities	(830)	(560)
Net deferred tax assets	55,102	51,824
Valuation allowance	(55,102)	(51,824)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2010 and 2009 was $3.3 million and $3.7 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Federal benefit at statutory rate	$139	$(1,809)	$(8,899)
State income taxes, net of Federal taxes	24	(310)	(1,525)
Permanent differences	22	(136)	16,272
Book gain in excess of tax gain	(3,630)	—	—
Provision related to change in valuation allowance	3,278	3,651	(5,073)
Net change in research and development tax credits	—	(2,826)	(2,207)
Other, net	167	911	(2,304)
	$0	$(519)	$872

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2010.

The Company and its Subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the date of adoption of ASC 740 and the year ended December 31, 2010, the tax returns for 2008 through 2010 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2010, 2009 and 2008, the Company had accrued no interest or penalties related to uncertain tax positions.

18. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2010 and 2009 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010
Total revenues	$—	$—	$—	$100
Net income (loss)	(611)	1,294	(4,414)	4,140
Net income (loss) applicable to common stockholders	$(611)	$1,294	$(4,414)	$4,140
Basic and diluted loss per share applicable to common stock	$(0.01)	$0.01	$(0.04)	$0.04

2009
Total revenues	$1,483	$1,000	$6,954	$100
Net income (loss)	(3,973)	(2,226)	3,863	(2,983)
Net income (loss) applicable to common stockholders	$(3,973)	$(2,226)	$3,863	$(2,983)
Basic and diluted loss per share applicable to common stock	$(0.04)	$(0.02)	$0.04	$(0.03)

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

19. Acquisition of Innovive Pharmaceuticals

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

20. Subsequent Events

On February 11, 2011, ADVENTRX Pharmaceuticals, Inc. entered into a definitive agreement for the acquisition of SynthRx, Inc., in which the Company holds a 19.1% interest.  Upon the closing of the transaction, the Company will receive approximately 191,000 shares of common stock of ADVENTRX, and if all milestones under the agreement are achieved, CytRx would receive up to 2.9 million additional shares, in the aggregate representing an approximate 7.8% ownership stake in ADVENTRX. The last sale price of ADVENTRX shares on the NYSE Amex on March 9, 2011 was $2.06. The merger is subject to customary closing conditions. When issued at the closing, the ADVENTRX shares issued to the Company will be subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of CytRx Corporation (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  We have also audited the schedule listed in the accompanying index under Item 15a (2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytRx Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CytRx Corporation
Los Angeles, California

We have audited CytRx Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CytRx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 11, 2011

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009 and 2008

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2010	$51,824,000	$—	$3,278,000	$—	$55,102,000
Year ended December 31, 2009	$48,998,000	$—	$2,826,000	$—	$51,824,000
Year ended December 31, 2008	$53,246,000	$—	$—	$4,248,000	$48,998,000