Form 10-Q
period 2011-03-31
CYTRX CORP
filed 2011-05-05
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of May 4, 2011: 109,224,069 million shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,002,415	$6,324,430
Marketable securities	19,076,620	20,567,861
Proceeds from sale of RXi, received January 6, 2011	—	6,938,603
Receivable	159,736	259,006
Income taxes recoverable	421,162	519,158
Interest receivable	68,129	117,624
Prepaid expenses and other current assets	1,814,286	1,247,145
Total current assets	32,542,348	35,973,827
Equipment and furnishings, net	302,638	319,191
Goodwill	183,780	183,780
Other assets	217,510	220,292
Total assets	$33,246,276	$36,697,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,426,289	$1,027,924
Accrued expenses and other current liabilities	4,356,064	2,663,910
Warrant liabilities	1,836,808	2,437,281
Total current liabilities	8,619,161	6,129,115
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 109,857,885 and 109,840,445 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	109,858	109,840
Additional paid-in capital	229,587,035	229,253,122
Treasury stock, at cost (633,816 shares held at March 31, 2011 and December 31, 2010)	(2,279,238)	(2,279,238)
Accumulated deficit	(202,790,540)	(196,515,749)
Total stockholders’ equity	24,627,115	30,567,975
Total liabilities and stockholders’ equity	$33,246,276	$36,697,090

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
License revenue	—	—
	—	—
Expenses:
Research and development	4,820,708	2,045,809
General and administrative	2,049,463	2,645,110
	6,870,171	4,690,919

Loss before other income	(6,870,171)	(4,690,919)
Other income:
Interest income	55,428	93,031
Other income, net	37,031	7,166
Gain on warrant derivative liability	600,473	132,693
Gain on sale of affiliate’s shares – RXi Pharmaceutical	—	3,847,500
Loss before provision for income taxes	(6,177,239)	(610,529)
Provision for income taxes	97,996	—
Net loss	$(6,275,235)	$(610,529)

Basic and diluted net loss per share	$(0.06)	$(0.01)

Weighted average shares outstanding	109,213,838	108,911,418

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,275,235)	$(610,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,581	24,506
Retirement of fixed assets	2,186	26,954
Non-cash gain on transfer of RXi common stock	—	(3,847,500)
Stock option and warrant expense	348,328	669,134
Fair value adjustment on warrant liability	(600,473)	(132,692)
Changes in assets and liabilities:
Receivable	99,270	70,230
Interest receivable	49,495	(44,629)
Prepaid expenses and other current assets	(578,758)	343,414
Income taxes recoverable	97,996	—
Accounts payable	1,398,809	(213,512)
Accrued expenses and other current liabilities	1,692,156	761,360
Net cash used in operating activities	(3,743,645)	(2,953,264)

Cash flows from investing activities:
Net proceeds (Purchase) from sale of marketable securities	1,491,241	(23,740)
Proceeds from sale of assets held for sale	—	21,880
Proceeds from sale of unconsolidated subsidiary shares	6,938,603	3,847,500
Purchases of equipment and furnishings	(8,214)	(206,850)
Net cash provided by investing activities	8,421,630	3,638,790

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	131,868
Net cash provided by financing activities	—	131,868

Net increase in cash and cash equivalents	4,677,985	817,394
Cash and cash equivalents at beginning of period	6,324,430	9,893,590
Cash and cash equivalents at end of period	$11,002,415	$10,710,984

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$42,227	$48,402

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s drug development pipeline includes clinical development of three product candidates for cancer indications, including recently-initiated Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced prostate cancer and high-risk B-cell chronic lymphocytic leukemia, or B-CLL, an additional pharmacokinetic clinical trial with bafetinib in patients with brain cancer, two planned Phase 2 clinical trials for INNO-206 as a treatment for soft tissue sarcomas and pancreatic cancer following an open-label Phase 1b safety and dose escalation clinical trial in patients with advanced solid tumors, and clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL. In addition to its core oncology programs, the Company owns rights to two drug candidates based on its molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. The Company’s current business strategy is to seek one or more strategic partnerships to pursue the development of that technology or an outright sale of the assets.

The accompanying condensed financial statements at March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2010 have been derived from the Company’s audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

3.   Marketable Securities

The Company held $19.1 million of marketable securities at March 31, 2011.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit as follows: $5.0 million with a maturity date of July 14, 2011, $8.1 million with a maturity date of July 28, 2011; and $6 million with a maturity date of March 29, 2012.

4.   Investment in RXi Pharmaceuticals

In March 2010, the Company received proceeds from the redemption of 675,000 shares of common stock of its former subsidiary, RXi Pharmaceuticals Corporation, or RXi, for a total of $3.8 million. In June, 2010, the Company sold 2.0 million common shares of RXi and in December, 2010, disposed of its remaining number of shares for approximately $6.9 million.

5. Basic and Diluted Loss Per Common Share

Basic loss per common share and diluted loss per common share are computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute basic earnings per share in the future, and that were excluded from the computation of diluted loss per share, totaled approximately 18.9 million shares and 16.9 million shares at March 31, 2011 and 2010, respectively.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our recent equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The warrants do not contain any down round provisions. The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain or Loss on warrant derivative liability. The Company recognized a gain of $0.6 million and $0.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

7.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of March 31, 2011, there were approximately 7.2 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of March 31, 2011, there were 2.6 million shares subject to outstanding stock options and 7.4 million shares available for future grant under this plan.

The Company has adopted the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 718, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and ASC 505, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended March 31,
	2011	2010
Research and development — employee	$83,431	$42,634
General and administrative — employee	197,592	144,948
Total employee stock-based compensation	$281,023	$187,582

Research and development — non-employee	$21,908	$28,322
General and administrative — non-employee	45,397	453,230
Total non-employee stock-based compensation	$67,305	$481,552

During the three-month period ended March 31, 2011, the Company did not issue any stock options to purchase shares of its common stock. The fair value of the stock options granted in the three-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

Three Months Ended March 31, 2010
Risk-free interest rate	2.37%
Expected volatility	92.5%
Expected lives (years)	5
Expected dividend yield	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the three-month periods ended March 31, 2010, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the three-month period ended March 31, 2010, the contractual term of the options granted was five to ten years and the Company used that term as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the three-month period ended March 31, 2010, the Company has estimated an annualized forfeiture rate of 14% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At March 31, 2011, there remained approximately $2.7 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.02 years. Presented below is the Company’s stock option activity:

	Three Months Ended March 31, 2011
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	8,877,460	995,000	9,872,460	$1.05
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(63,870	—	(63,870)	$1.05
Outstanding at March 31, 2011	8,813,590	995,000	9,808,590	$1.05
Options exercisable at March 31, 2011	6,035,631	732,531	6,768,162	$1.08

A summary of the unvested stock options as of March 31, 2011, and changes during the three-months then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2011	3,175,514	287,459	3,462,973	$0.81
Granted	—	—	—	$—
Forfeited or expired	(46,000)	—	(46,000)	$—
Vested	(351,555)	(24,990)	(376,545)	$0.77
Non-vested at March 31, 2011	2,777,959	262,469	3,040,428	$0.94

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at March 31, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.30 - 1.00	2,152,607	6.98	$0.59	1,778,381	6.98	$0.60
$1.01 –1.50	7,127,983	6.75	$1.10	4,461,781	6.75	$1.14
$1.51 - 3.33	528,000	3.30	$2.27	528,000	3.00	$2.27
	9,808,590	6.62	$1.05	6,768,162	6.62	$1.08

The aggregate intrinsic value of outstanding options as of March 31, 2011 was $0.9 million, which represents the difference between the fair market value of the underlying shares based on the closing price of the Company’s common stock on March 31, 2011 of $0.88 and the aggregate exercise price of the options.

8. Fair Value Measurements

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

The following table summarizes fair value measurements by level at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$11,002	$—	$—	$11,002
Marketable securities	19,077	—	—	19,077
Warrant liability	—	1,836	—	1,836

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$6,324	$—	$—	$6,324
Marketable securities	20,568	—	—	20,568
Warrant liability	—	2,437	—	2,437

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s July 2009 equity financing. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. See Warrant Liabilities above.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The Company’s non-financial assets were not material at March 31, 2011 or March 31, 2010.

9.      Liquidity and Capital Resources

At March 31, 2011, the Company had cash and cash equivalents of approximately $11.0 million and marketable securities of approximately $19.1 million.  Management believes that the Company’s current cash on hand, together with its marketable securities, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2011 and the first three months of 2012 of approximately $18.7 million, which includes approximately $3.4 million for its clinical programs for INNO-206, approximately $1.6 million for its clinical programs for bafetinib, approximately $4.5 million for its clinical program for tamibarotene, approximately $2.6 million for general operation of its clinical programs, and approximately $6.6 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will be required to obtain additional funding in order to execute its long-term business plan. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position condition.

If the Company obtains marketing approval as currently planned and successfully commercializes its product candidates, the Company anticipates it will take a minimum of several years, and possibly longer, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company. For example, the Company intends to assess periodically the costs and potential commercial value of its molecular chaperone programs, and depending on these assessments, the Company may determine to enter into one or more strategic partnerships to pursue the development of this technology or an outright sale of the assets.

10.  Equity Transactions

During the three-month period ended March 31, 2011, the Company issued 17,400 shares of its common stock to a warrant holder in connection with the cashless exercise of 318,123 outstanding common stock purchase warrants with an exercise price of $1.00 per share. No option holders exercised their rights to acquire common shares.

11. Subsequent events

On April 8, 2011, ADVENTRX Pharmaceuticals, Inc. completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest.  As a result of the transaction, the Company received approximately 163,000 shares of common stock of ADVENTRX (of which approximately 20% of such shares were retained in an escrow established in connection with the acquisition to satisfy potential indemnification obligations to ADVENTRX).  If all of the development milestones under the merger agreement were to be achieved, CytRx would be entitled to receive up to 2.9 million additional ADVENTRX shares.  The last sale price of ADVENTRX shares on the NYSE Amex on May 2, 2011 was $2.65.  The Company’s ADVENTRX shares are “restricted” securities within the meaning of the federal securities laws and are subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development pipeline includes clinical development of three product candidates for cancer indications, including recently-initiated Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced, hormone-refractory prostate cancer and relapsed or refractory B-cell chronic lymphocytic leukemia, or B-CLL, an additional planned pharmacokinetic clinical trial with bafetinib in patients with brain cancer, two planned Phase 2 clinical trials for INNO-206 as a treatment for soft tissue sarcomas and pancreatic cancer following an open-label Phase 1b safety and dose escalation clinical trial in patients with advanced solid tumors, and clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL. In addition to our core oncology programs, we own rights to two drug candidates based on our molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease. Our current business strategy is to seek one or more strategic partnerships to pursue the development of that technology or an outright sale of the assets.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 7 of the Notes to Condensed Financial Statements included in this Quarterly Report. We have adopted the provisions of ASC 718, Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 718, ASC 505-50, Accounting  for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Service, as amended.

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

Net Loss Per Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase 9.2 million shares for the three-month period ended March 31, 2011 and 17.6 million shares for the three-month period ended March 31, 2010 were excluded from the computation of diluted loss per share, where the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our July 2009 equity financing. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718. The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as gain on warrant derivative liability.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2011, we had cash and cash equivalents of approximately $11.0 million and marketable securities of approximately $19.1 million.  Management believes that our current cash on hand, together with our marketable securities, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2011 and the first three months of 2012 of approximately $18.7 million, which includes approximately $3.4 million for our clinical programs for INNO-206, approximately $1.6 million for our clinical programs for bafetinib, approximately $4.5 million for our clinical program for tamibarotene, approximately $2.6 million for general operation of our clinical programs, and approximately $6.6 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize one or more of our product candidates, we anticipate it will take a minimum of several years and possibly longer, for us to generate significant recurring revenue. We will be dependent on future financing and possible asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company.

We realized a net loss in the quarter ended March 31, 2011 of $6.3 million as compared to a $0.6 million net loss in the quarter ended March 31, 2010, or a difference of $5.6 million. We recognized no revenues in either of the quarters ended March 31, 2011 and March 31, 2010. Our research and development expenditures were approximately $2.8 million higher in the current quarter as compared to the quarter ended March 31, 2010, due to increased spending related to the ramp up of our oncology clinical trials.  In the quarter ended March 31, 2010, we recognized a gain of $3.8 million resulting from the sale of 675,000 RXi shares.  Our general and administrative expenditures were approximately $0.6 million lower in the current quarter as compared to the quarter ended March 31, 2010, due primarily to a decrease in stock option expense.

In the three-month period ended March 31, 2011, we received $8.4 million of cash from investing activities, as compared to $3.6 million of cash from investing activities in the comparable 2010 period. In the current three-month period, we received proceeds from the sale of 2.675 million RXi shares for a total of $6.9 million. We received net proceeds from the sale of marketable securities of $1.5 million in the three-month period ended March 31, 2011; in the comparable 2010 period, net purchase of marketable securities was approximately $24,000. We utilized approximately $8,000 for capital expenditures in the three-month period ended March 31, 2011 as compared to approximately $207,000 in the comparable 2010 period. We do not expect any significant capital spending during the next 12 months.

In the three-month period ended March 31, 2010, we received $132,000 from the exercise of stock options.  There was no cash provided by or used in financing activities in the three-month period ended March 31, 2011.  We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future operating results or future financial condition.

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

Results of Operations

We recorded a net loss of approximately $6.3 million for the three-month period ended March 31, 2011, as compared to a net loss of approximately $0.6 million for the three-month period ended March 31, 2010. The 2010 comparative period included a gain on sale of RXi Pharmaceutical shares of $3.9 million. Our research and development expenses were $4.8 million in the current three-month period as compared to $2.6 million in the comparative 2010 period, as explained below.

We recognized no service revenue for either of the three-month periods ended March 31, 2011 and March 31, 2010. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2011, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended March 31,
	2011	2010
	(In thousands)
Research and development expenses	$4,714	$1,974
Non-cash research and development expenses	22	28
Employee stock option expense	83	43
Depreciation and amortization	2	1
	$4,821	$2,046

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses,  and depreciation expense, were $4.7 million for the three-month period ended March 31, 2011, and $2.0 million for the same period in 2010.

Research and development expenses incurred during the three-month period ended March 31, 2011 relate to our various development programs.  In the three-month period ended March 31, 2011, the development expenses of our program for INNO-206 were $1.1 million, the expenses of our program for bafetinib were $0.1 million, and the expenses of our program for tamibarotene were $2.3 million. The remainder or our research and development expenses primarily related to research and development support costs.

We sometimes issue equity securities as compensation to our consultants and in connection with the acquisition of technologies. For financial statement purposes, we record these transactions based on the fair value of the securities, or of the services received, whichever can be measured more reliably.  The value of non-employee options and warrants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $83,000 of employee stock option expense during the three-month period ended March 31, 2011, and $43,000 for the same period in 2010.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2011	2010
	(In thousands)
General and administrative expenses	$1,786	$2,024
Non-cash general and administrative expenses	45	453
Employee stock option expense	197	145
Depreciation and amortization	21	23
	$2,049	$2,645

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.8 million for the three-month period ended March 31, 2011, and $2.0 million for the same period in 2010.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.2 million of employee stock option expense in the three-month period ended March 31, 2011, as compared to $0.1 million for the same period in 2010. We recorded $45,000 of non-employee stock option expense in the three-month period ended March 31, 2011, as compared to $0.5 million in the prior comparative periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $55,000 for the three-month period ended March 31, 2011, compared to $93,000 for the same period in 2010.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period covered by this Report, we issued 17,400 shares of our common stock in an unregistered sale of common stock in connection with the cashless exercise of an outstanding common stock purchase warrant. The warrant was issued by us in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act. The issuance of the shares of common stock upon exercise of the warrant also was exempt from registration under Section 4(2) and Regulation D.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 5, 2011	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002