Form 10-Q
period 2011-06-30
CYTRX CORP
filed 2011-08-09
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of August 8, 2011: 149,057,885 million shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,023,176	$6,324,430
Marketable securities	19,076,620	20,567,861
Proceeds from sale of RXi, received January 6, 2011	—	6,938,603
Receivable	107,907	259,006
Investment in Adventrx Pharmaceuticals, at market	379,260	—
Income taxes recoverable	—	519,158
Interest receivable	105,334	117,624
Prepaid expenses and other current assets	1,803,333	1,247,145
Total current assets	28,495,630	35,973,827
Equipment and furnishings, net	294,873	319,191
Goodwill	183,780	183,780
Other assets	214,729	220,292
Total assets	$29,189,012	$36,697,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,433,782	$1,027,924
Accrued expenses and other current liabilities	4,130,042	2,663,910
Warrant liabilities	1,259,518	2,437,281
Total current liabilities	6,823,342	6,129,115
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 15,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 175,000,000 shares authorized; 109,857,885 and 109,840,445 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	109,858	109,840
Additional paid-in capital	230,066,850	229,253,122
Accumulated comprehensive income, net of tax	379,260	—
Treasury stock, at cost (633,816 shares)	(2,279,238)	(2,279,238)
Accumulated deficit	(205,911,059)	(196,515,749)
Total stockholders’ equity	22,365,670	30,567,975
Total liabilities and stockholders’ equity	$29,189,012	$36,697,090

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
License revenue	150,000	—	150,000	—
Expenses:
Research and development	1,886,652	3,073,059	6,707,360	5,118,868
General and administrative	2,026,602	2,060,266	4,174,061	4,705,376
	3,913,254	5,133,325	10,881,421	9,824,244

Loss before other income	(3,763,254)	(5,133,325)	(10,731,421)	(9,824,244)
Other income:
Interest income	50,270	79,687	105,699	172,718
Other income, net	15,619	28,530	52,650	35,696
Gain on warrant derivative liability	577,290	1,278,884	1,177,762	1,411,577
Gain on sale of affiliate’s shares – RXi Pharmaceutical	—	5,040,114	—	8,887,614
Income (loss) before provision for income taxes	(3,120,075)	1,293,890	(9,395,310)	683,361
Provision for income taxes	—	—	—	—
Net income (loss)	$(3,120,075)	$1,293,890	$(9,395,310)	$683,361

Other comprehensive income (net of tax)
Unrealized gain on available-for-sale securities	379,260	8,044,091	379,260	8,044,091

Comprehensive income (loss)	$(2,740,815)	$9,337,981	$(9,016,050)	$8,727,452

Basic net income (loss) per share	$(0.03)	$0.01	$(0.09)	$0.01

Basic weighted average shares outstanding	109,227,069	109,121,022	109,226,683	109,016,952

Diluted net income (loss) per share	$(0.03)	$0.01	$(0.09)	$0.01

Diluted weighted average shares outstanding	109,227,069	111,587,896	109,226,683	111,934,617

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$(9,395,310)	$683,361
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45,670	58,843
Retirement of fixed assets	4,372	30,171
Non-cash gain on transfer of RXi common stock	—	(8,887,614)
Stock option and warrant expense	827,987	1,103,232
Fair value adjustment on warrant liability	(1,177,762)	(1,411,577)
Changes in assets and liabilities:
Receivable	151,061	80,365
Interest receivable	12,290	3,882
Prepaid expenses and other current assets	(564,867)	279,549
Income taxes recoverable	519,158	—
Accounts payable	405,858	(477,254)
Accrued expenses and other current liabilities	1,466,170	584,001
Net cash used in operating activities	(7,705,373)	(7,953,041)

Cash flows from investing activities:
Net proceeds from sale of marketable securities	1,491,241	1,726,260
Proceeds from sale of assets held for sale	—	40,131
Proceeds from sale of unconsolidated subsidiary shares	6,938,603	8,887,614
Purchases of equipment and furnishings	(25,725)	(289,283)
Net cash provided by investing activities	8,404,119	10,364,722

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	147,243

Net cash provided by financing activities	—	147,243

Net increase in cash and cash equivalents	698,746	2,558,924
Cash and cash equivalents at beginning of period	6,324,430	9,893,590
Cash and cash equivalents at end of period	$7,023,176	$12,452,514

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$117,988	$52,962

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s drug development pipeline includes clinical development of three product candidates for cancer indications, including a planned Phase 2 clinical trial for INNO-206 as a treatment for soft tissue sarcomas following an open-label Phase 1b safety and dose escalation clinical trial in patients with advanced solid tumors, clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL, two Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced prostate cancer and high-risk B-cell chronic lymphocytic leukemia, or B-CLL, and an additional pharmacokinetic clinical trial with bafetinib in patients with brain cancer.

The accompanying condensed financial statements at June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2010 have been derived from the Company’s audited financial statements as of that date.

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

2.  Recent Accounting Pronouncements

In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have an impact on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. The Company is currently assessing the impact of ASU 2011-04 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

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

3.  Marketable Securities

The Company held $19.1 million of marketable securities at June 30, 2011.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit as follows: $3 million with a maturity date of July 14, 2011; $8.1 million with a maturity date of July 28, 2011; and $6 million with a maturity date of March 29, 2012.

4.  Investment in ADVENTRX Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of ADVENTRX.  The Company will be entitled to receive an additional 37,000 shares of common stock of ADVENTRX, which shares are currently held in an escrow account established in connection with the acquisition, except to the extent the shares are applied to satisfy potential indemnification obligations to ADVENTRX.  If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.9 million additional ADVENTRX shares. The Company’s ADVENTRX shares are “restricted” securities within the meaning of the federal securities laws and are subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement. The 126,000 shares of common stock are marked to market, based on the closing price at June 30, 2011 of $3.01 per share.

5.   Investment in RXi Pharmaceuticals

In March 2010, the Company received proceeds from the redemption of 675,000 shares of common stock of its former subsidiary, RXi Pharmaceuticals Corporation, or RXi, for a total of $3.8 million. In June 2010, the Company sold 2.0 million common shares of RXi and in December 2010, disposed of its remaining RXi shares for approximately $6.9 million.

6. Basic and Diluted Loss Per Common Share

Basic and diluted net income (loss) per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute basic earnings per share in the future and that were excluded from the computation of diluted net income (loss) per share totaled approximately 19.1 million shares for each of the three-month and six-month periods ended June 30, 2011 and 13.3 million shares and 11.3 million shares, respectively, for the three-month and six-month periods ended June 30, 2010.

7. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financing. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The warrants do not contain any down round provisions. The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain or Loss on warrant derivative liability. The Company recognized a gain of $0.6 million and $1.3 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.

8.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of June 30, 2011, there were approximately 7.2 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of June 30, 2011, there were 2.8 million shares subject to outstanding stock options and 7.2 million shares available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development — employee	$87,890	$45,261	$171,321	$87,895
General and administrative — employee	343,682	338,456	541,274	483,404
Total employee stock-based compensation	$431,572	$383,717	$712,595	$571,299

Research and development — non-employee	$19,576	$24,990	$41,484	$53,312
General and administrative — non-employee	42,908	-	88,305	478,621
Total non-employee stock-based compensation	$62,484	$24,990	$129,789	$531,933

During the six-month period ended June 30, 2011, the Company issued stock options to purchase 250,000 shares of its common stock. The fair value of the stock options granted in the six-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Risk-free interest rate	2.13%	2.37% - 2.97%
Expected volatility	87.69%	92.5% - 99.4%
Expected lives (years)	10	5 – 10
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the six-month periods ended June 30, 2011 and 2010, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the six-month period ended June 30, 2011, the contractual term of the options granted was ten years and in the comparative 2010 period the contractual terms was 5 to 10 years; the Company used 6 years as the expected life in the 2010 period. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the six-month periods ended June 30, 2011 and 2010, the Company has estimated an annualized forfeiture rate of 13% and 14%, respectively, for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At June 30, 2011, there remained approximately $2.5 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.02 years. Presented below is the Company’s stock option activity:

	Six Months Ended June 30, 2011
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2011	8,877,460	995,000	9,872,460	$1.05
Granted	250,000	—	250,000	0.72
Exercised	—	—	—	—
Forfeited or expired	(88,870)	—	(88,870)	$1.03
Outstanding at June 30, 2011	9,038,590	995,000	10,033,590	$1.04
Options exercisable at June 30, 2011	6,697,633	757,521	7,455,154	$1.06

A summary of the unvested stock options as of June 30, 2011, and changes during the six-months then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2011	3,175,514	287,459	3,462,973	$0.81
Granted	—	—	—	$—
Forfeited or expired	(71,000)	—	(71,000)	$0.75
Vested	(763,556)	(49,980)	(813,536)	$0.77
Non-vested at June 30, 2011	2,340,958	237,479	2,578,437	$0.90

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at June 30, 2011:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$0.30 - 1.00	2,392,607	7.06	$0.61	2,103,357	7.06	$0.61
$1.01 –1.50	7,112,983	6.50	$1.10	4,823,797	6.50	$1.13
$1.51 - 3.33	528,000	3.05	$2.27	528,000	3.05	$2.27
	9,808,590	6.45	$1.04	7,455,154	6.45	$1.06

The aggregate intrinsic value of outstanding options as of June 30, 2011 was $0.5 million, which represents the difference between the fair market value of the underlying shares based on the closing price of the Company’s common stock on June 30, 2011 of $0.72 and the aggregate exercise price of the options.

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

The following table summarizes fair value measurements by level at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,023	$—	$—	$7,023
Marketable securities	19,077	—	—	19,077
Investment in Adventrx Pharmaceuticals	379,260	—	—	379,260
Warrant liability	—	1,260	—	1,260

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

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The Company’s non-financial assets were not material at June 30, 2011 or June 30, 2010.

10. Sale of Assets

    On May 13, 2011, the Company entered into an Asset Purchase Agreement with Orphazyme ApS (“Orphazyme”) pursuant to which it sold to Orphazyme certain pre-clinical and clinical data, intellectual property rights and other assets relating to its compounds associated with molecular chaperone regulation technology, which are designed to repair or degrade mis-folded proteins associated with disease.  Under the Asset Purchase Agreement, the Company received a cash payment of $150,000 and is entitled to receive various future payments that will be contingent upon the achievement of specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any eventual net sales of products derived from the assets.  The Company also will be entitled to a percentage-based fee from any licensing agreement entered into by Orphazyme with respect to the sold assets within 18 months after entering into the asset purchase agreement.

11. Liquidity and Capital Resources

    At June 30, 2011, the Company had cash and cash equivalents of approximately $7.0 million and marketable securities of approximately $19.1 million.  Management believes that the Company’s current cash on hand, together with its marketable securities, and approximately $19.0 million of net proceeds of the Company’s underwritten public offering on July 27, 2011 described in Note 14, below, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2011 and the first six months of 2012 of approximately $23.4 million, which includes approximately $6.7 million for its clinical programs for INNO-206, approximately $1.3 million for its clinical programs for bafetinib, approximately $6.6 million for its clinical program for tamibarotene, approximately $2.2 million for general operation of its clinical programs, and approximately $6.6 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will be required to obtain additional funding in order to execute its long-term business plan. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position condition.

    If the Company obtains marketing approval as currently planned and successfully commercializes its product candidates, the Company anticipates it will take a minimum of several years and possibly longer, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company. For example, the Company intends to assess periodically the costs and potential commercial value of its molecular chaperone programs, and depending on these assessments, the Company may determine to enter into one or more strategic partnerships to pursue the development of this technology or an outright sale of the assets.

12. Equity Transactions

    During the six-month period ended June 30, 2011, the Company issued 17,400 shares of its common stock to a warrant holder in connection with the cashless exercise of 318,123 outstanding common stock purchase warrants with an exercise price of $1.00 per share. There were no exercises of outstanding stock options during the period.

13. Income Taxes

    Utilization of the net operating losses (“NOL”) carry forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups.  As a result of the underwritten public offering on July 27, 2011, as fully described in Note 14 below, an ownership change will occur, as defined under IRC Section 382. The Company is performing this study to determine the extent of the limitation.  Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.  Any carry forwards that may expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

14. Subsequent events

    On July 27, 2011, the Company undertook a $20.4 million underwritten public offering, which closed on August 1, 2011.  In the offering, the Company sold and issued 39.2 million shares of common stock at a price of $0.51 per share and warrants at a price of $0.01 per warrant to purchase up to approximately 45.1 million shares of common stock at an exercise price of $0.64 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $19.0 million (without giving effect to any proceeds that may in the future be received by the Company upon the underwriters’ exercise of their option to purchase up to an additional 5,880,000 shares of common stock to cover over-allotments).  Immediately after the sale, the Company had approximately 149.1 million shares of common stock outstanding, without giving effect to the possible exercise of the warrants sold in the offering or any of our other outstanding warrants or stock options.

    On July 8, 2011, the Company effected an increase in the authorized shares of common stock to from 175,000,000 to 250,000,000 shares and an increase in the designated number of shares of Series A Preferred Stock associated with the Company’s rights plan from 15,000 to 25,000 shares.

    The following selected pro forma balance sheet data is derived from our balance sheet as of June 30, 2011 and gives retroactive effect to the completion of the underwritten offering and the increase in our authorized shares, but does not give effect to other events that occurred since June 30, 2011 and thus may not be indicative of our current financial condition. The information should be read in conjunction with our balance sheet as of June 30, 2011 and related notes.

	Actual as of June 30, 2011	Adjustments Related to July 2011 Financing	Pro Forma as of June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,023,176	$19,000,000	$26,023,176
Short-term investments	19,076,620	—	19,076,620
Prepaid and other current assets	2,395,834	—	2,395,834
Total current assets	28,495,630	19,000,000	47,495,630
Non-current assets	693,382	—	693,382
Total assets	$29,189,012	$19,000,000	$48,189,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$6,823,342	$13,720,000	$20,543,342

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 149,057,885 shares issued at June 30, 2011	109,858	39,200	149,058
Additional paid-in-capital	230,066,850	5,240,800	235,307,650
Accumulated comprehensive income, net of tax	379,260	—	379,260
Treasury stock, at cost (633,816 shares)	(2,279,238)	—	(2,279,238)
Accumulated deficit	(205,911,059)	—	(205,911,059)
Total stockholders’ equity	22,365,670	5,280,000	27,645,670
Total liabilities and stockholders’ equity	$29,189,012	$19,000,000	$48,189,012

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

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development includes clinical development of three product candidates for cancer indications, including a planned Phase 2 clinical trial for INNO-206 as a treatment for soft tissue sarcomas following an open-label Phase 1b safety and dose escalation clinical trial in patients with advanced solid tumors, clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL, two Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced prostate cancer and high-risk B-cell chronic lymphocytic leukemia, or B-CLL, and an additional pharmacokinetic clinical trial with bafetinib in patients with brain cancer.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase 19.1 million shares for the three-month and six-month periods ended June 30, 2011, respectively, and 13.3 million shares and 11.3 million shares for the three-month and six-month periods ended June 30, 2010, respectively, were excluded from the computation of diluted net income (loss) per share, where the effect would be anti-dilutive.

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

Investment in Adventrx Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of ADVENTRX.  The Company will be entitled to receive an additional 37,000 shares of common stock of ADVENTRX, which shares are currently held in an escrow account established in connection with the acquisition, except to the extent the shares are applied to satisfy potential indemnification obligations to ADVENTRX.  If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.9 million additional ADVENTRX shares. The Company’s ADVENTRX shares are “restricted” securities within the meaning of the federal securities laws and are subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement. The 126,000 shares of common stock are marked to market, based on the closing price at June 30, 2011 of $3.01 per share.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At June 30, 2011, we had cash and cash equivalents of approximately $7.0 million and marketable securities of approximately $19.1 million.  Management believes that our current cash on hand, together with our marketable securities, and approximately $19.0 million of net proceeds of our underwritten public offering on July 27, 2011, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2011 and the first six months of 2012 of approximately $23.4 million, which includes approximately $6.7 million for our clinical programs for INNO-206, approximately $1.3 million for our clinical programs for bafetinib, approximately $6.6 million for our clinical program for tamibarotene, approximately $2.2 million for general operation of our clinical programs, and approximately $6.6 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

We realized a net loss in the quarter ended June 30, 2011 of $2.7 million as compared to a $9.3 million net profit in the quarter ended June 30, 2010, or a difference of $12.1 million. We recognized $150,000 of licensing revenue in the quarter ended June 30, 2011 and $0 in the comparative 2010 period. Our research and development expenditures were approximately $1.2 million lower in the current quarter as compared to the quarter ended June 30, 2010, due to additional initial set-up expenses and early stage costs of one of our oncology clinical trials in the 2010 comparative period.  In the quarter ended June 30, 2010, we recognized a gain of $5.0 million resulting from the sale of 2 million RXi shares.  There was no appreciable change in our general and administrative expenditures in the current quarter as compared to the quarter ended June 30, 2010.

In the six-month period ended June 30, 2011, we received $8.4 million of cash from investing activities, as compared to $10.4 million of cash from investing activities in the comparable 2010 period. In the current six-month period, we received proceeds from the sale of RXi shares for a total of $6.9 million; in the comparative 2010 period, we received $8.9 million from the sale of other RXi shares. We received net proceeds from the sale of marketable securities of $1.5 million in the six-month period ended June 30, 2011; in the comparable 2010 period, net purchase of marketable securities was $1.7 million. We utilized approximately $26,000 for capital expenditures in the six-month period ended June 30, 2011 as compared to approximately $289,000 in the comparable 2010 period. We do not expect any significant capital spending during the next 12 months.

In the six-month period ended June 30, 2010, we received $147,000 from the exercise of stock options.  There was no cash provided by or used in financing activities in the six-month period ended June 30, 2011.  We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future operating results or future financial condition.

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

Results of Operations

We recorded a net loss of approximately $3.1 million and $9.4 million for the three-month and six-month periods ended June 30, 2011, respectively, as compared to a net profit of approximately $1.3 million and $0.7 million for the three-month and six-month periods ended June 30, 2010, respectively. Our net income during the three-month and six-month periods ended June 30, 2011 resulted solely from gains on the sale of RXI of $5.0 million and $8.9 million, respectively.

We recognized licensing revenue of $150,000 for the three-month and six-month periods ended June 30, 2011, as compared to no revenues in the comparative 2010 periods. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2011, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Research and development expenses	$1,777	$3,002	$6,491	$4,975
Non-cash research and development expenses	20	25	41	53
Employee stock option expense	88	45	171	88
Depreciation and amortization	2	1	4	3
	$1,887	$3,073	$6,707	$5,119

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses,  and depreciation expense, were $1.8 million and $6.5 million for the three-month and six-month periods ended June 30, 2011, respectively, and $3.0 million and $5.0 million, respectively, for the same periods in 2010.

Research and development expenses incurred during the three-month and six-month periods ended June 30, 2011 relate to our various development programs.  In the three-month period ended June 30, 2011, the development expenses of our program for INNO-206 were $0.9 million, the expenses of our program for bafetinib were $0.1 million, and the expenses of our program for tamibarotene were $0.3 million. The remainder or our research and development expenses primarily related to research and development support costs.

We sometimes issue equity securities as compensation to our consultants and in connection with the acquisition of technologies. For financial statement purposes, we record these transactions based on the fair value of the securities, or of the services received, whichever can be measured more reliably.  The value of non-employee options and warrants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $0.1 million and $0.2 million of employee stock option expense during the three-month and six-month periods ended June 30, 2011, respectively, and $45,000  and $0.1 million, respectively, for the same periods in 2010.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
General and administrative expenses	$1,618	$1,689	$3,504	$3,687
Non-cash general and administrative expenses	43	0	88	479
Employee stock option expense	344	338	541	483
Depreciation and amortization	21	33	41	56
	$2,026	$2,060	$4,174	$4,705

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.6 million and $3.5 million for the three-month and six-month periods ended June 30, 2011, respectively, and $1.7 million and $3.7 million, respectively, for the same periods in 2010.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.3 million and $0.5 million of employee stock option expense in the three-month and six-month periods ended June 30, 2011, respectively, as compared to $0.3 million and $0.5 million, respectively, for the same periods in 2010. We recorded approximately $43,000 and $88,000 of non-employee stock option expense in the three-month and six-month periods ended June 30, 2011, respectively, as compared to $0 and $0.5 million, respectively, for the same periods in 2010.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $50,000 and $106,000 for the three-month and six-month periods ended June 30, 2011, respectively, as compared to $80,000 and 173,000, respectively, for the same periods in 2010.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 5. — Other Information
Frequency of Future Advisory Votes on Executive Compensation

In connection with the results of the non-binding advisory vote on the frequency of future advisory votes on the compensation of CytRx’s named executive officers at the Annual Meeting of Stockholders held on June 30, 2011, the Board of Directors has decided that a non-binding advisory vote to approve the compensation of the named executive officers of CytRx will be conducted annually.  Accordingly, CytRx will include in its proxy materials relating to future Annual Meetings a proposal with respect to an advisory vote on executive compensation until the next advisory vote on the frequency of such votes, or until the Board of Directors of CytRx otherwise determines that a different frequency for such advisory votes is in the best interests of CytRx stockholders.

The results of the advisory vote at the recent Annual Meeting were disclosed in a Current Report on Form 8-K filed on July 5, 2011.  As permitted by SEC rules, the information contained in this Item 5 is in lieu of an amendment to that Form 8-K.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 8, 2011	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1†	Asset Purchase Agreement dated May 13, 2011 by and between CytRx Corporation and Orphazyme ApS
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
_______________

†
This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.