Form 10-Q
period 2011-09-30
CYTRX CORP
filed 2011-11-08
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of November 8, 2011: 148,427,069 shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$30,387,583	$6,324,430
Marketable securities	11,057,672	20,567,861
Proceeds from sale of RXi, received January 6, 2011	—	6,938,603
Receivable	37,757	259,006
Investment in Adventrx Pharmaceuticals, at market	115,920	—
Income taxes recoverable	—	519,158
Interest receivable	22,555	117,624
Prepaid expenses and other current assets	2,663,184	1,247,145
Total current assets	44,284,671	35,973,827
Equipment and furnishings, net	293,564	319,191
Goodwill	183,780	183,780
Other assets	105,979	220,292
Total assets	$44,867,994	$36,697,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,836,778	$1,027,924
Accrued expenses and other current liabilities	4,332,397	2,663,910
Warrant liabilities	9,159,639	2,437,281
Total current liabilities	16,328,814	6,129,115
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 149,060,885 and 109,840,445 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	149,058	109,840
Additional paid-in capital	237,021,821	229,253,122
Accumulated comprehensive income, net of tax	115,920	—
Treasury stock, at cost (633,816 shares)	(2,279,238)	(2,279,238)
Accumulated deficit	(206,468,381)	(196,515,749)
Total stockholders’ equity	28,539,180	30,567,975
Total liabilities and stockholders’ equity	$44,867,994	$36,697,090

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
License revenue	$—	$—	$150,000	$—
Expenses:
Research and development	3,220,098	2,845,181	9,927,458	7,964,049
General and administrative	1,739,148	1,848,028	5,913,209	6,553,404
	4,959,246	4,693,209	15,840,667	14,517,453

Loss before other income	(4,959,246)	(4,693,209)	(15,690,667)	(14,517,453)
Other income:
Interest income	56,452	71,947	162,151	244,668
Other income, net	28,468	25,697	81,118	61,394
Gain on warrant derivative liability	4,316,560	181,499	5,494,322	1,593,076
Gain on sale of affiliate’s shares – RXi Pharmaceutical	—	—	—	8,887,614
Loss before provision for income taxes	(557,766)	(4,414,066)	(9,953,076)	(3,730,701)
Provision for income taxes	—	—	—	—
Net loss	$(557,766)	$(4,414,066)	$(9,953,076)	$(3,730,701)

Other comprehensive income (loss) (net of tax) Unrealized gain (loss) on available-for-sale securities	(263,340)	773,470	115,920	8,817,561

Comprehensive income (loss)	$(821,106)	$(3,640,596)	$(9,837,156)	$5,086,860

Basic and diluted net loss per share	$(0.00)	$(0.04)	$(0.08)	$(0.03)

Basic and diluted weighted-average shares outstanding	134,792,286	109,131,738	117,842,198	109,055,634

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,953,076)	$(3,730,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,498	83,775
Retirement of fixed assets	6,557	61,086
Non-cash gain on transfer of RXi common stock	—	(8,887,614)
Stock option and warrant expense	1,124,514	1,427,728
Fair value adjustment on warrant liability	(5,494,322)	(1,593,076)
Gain on sale of fixed assets held for sale	—	(24,997)
Changes in assets and liabilities:
Receivable	221,249	85,827
Interest receivable	95,069	60,882
Prepaid expenses and other current assets	(1,344,763)	233,599
Income taxes recoverable	519,158	—
Accounts payable	1,809,299	348,940
Accrued expenses and other current liabilities	1,668,488	1,220,779
Net cash used in operating activities	(11,277,329)	(10,713,772)

Cash flows from investing activities:
Net proceeds from sale of marketable securities	9,510,189	2,182,139
Proceeds from sale of assets held for sale	—	73,634
Proceeds from sale of unconsolidated subsidiary shares	6,938,603	8,887,614
Purchases of equipment and furnishings	(51,429)	(311,205)
Net cash provided by investing activities	16,397,363	10,832,182

Cash flows from financing activities:
Net proceeds from issuance of common stock	18,943,119	—
Net proceeds from exercise of stock options	—	147,243

Net cash provided by financing activities	18,943,119	147,243

Net increase in cash and cash equivalents	24,063,153	265,653
Cash and cash equivalents at beginning of period	6,324,430	9,893,590
Cash and cash equivalents at end of period	$30,387,583	$10,159,243

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$257,220	$128,950

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s drug development pipeline includes clinical development of three product candidates for cancer indications, including a planned international Phase 2b clinical trial for INNO-206 as a treatment for soft tissue sarcomas following an open-label Phase 1b/2 safety and dose escalation clinical trial in patients with advanced solid tumors, clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL, and Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced prostate cancer and high-risk B-cell chronic lymphocytic leukemia.

The accompanying condensed financial statements at September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2010 have been derived from the Company’s audited financial statements as of that date.

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

2.  Recent Accounting Pronouncements

In June 2011, the FASB issued a final standard, requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The adoption of this accounting standard will not have an impact on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.  Marketable Securities

The Company held $11.1 million of marketable securities at September 30, 2011.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit as follows: $5.1 million with a maturity date of January 12, 2012; and $6 million with a maturity date of March 29, 2012.

4.  Investment in ADVENTRX Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of ADVENTRX, which it sold on October 11, 2011 for approximately $112,200.  The Company will be entitled to receive an additional 37,000 shares of common stock of ADVENTRX currently held in an escrow established in connection with the acquisition, except to the extent the shares are applied to satisfy potential indemnification obligations to ADVENTRX.  If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.9 million additional ADVENTRX shares. The Company’s ADVENTRX shares are “restricted” securities within the meaning of the federal securities laws and are subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement. This investment is treated as an available for sale security.

5.   Investment in RXi Pharmaceuticals

In March 2010, the Company received proceeds from the redemption of 675,000 shares of common stock of its former subsidiary, RXi Pharmaceuticals Corporation, or RXi, for a total of $3.8 million. In June 2010, the Company sold 2.0 million common shares of RXi and in December 2010, disposed of its remaining RXi shares for approximately $6.9 million.

6. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute basic earnings per share in the future and that were excluded from the computation of diluted net loss per share totaled approximately 63.8 million shares and 19.1 million shares, respectively, for the three-month and nine-month periods ended September 30, 2011 and 9.2 million shares for each of the three-month and nine-month periods ended September 30, 2010.

7. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings, including the underwritten public offering that closed on August 1, 2011. In accordance with ASC 815-40 (formerly EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The warrants do not contain any down round provisions. The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain or Loss on warrant derivative liability. The Company recognized a gain of $4.3 million and $0.2 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $5.5 million and $1.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

8.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of September 30, 2011, there were approximately 7.2 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of September 30, 2011, there were 2.8 million shares subject to outstanding stock options and 7.2 million shares available for future grant under this plan.

The Company has adopted the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 505-50, Equity-Based Payments to Non-Employees, as amended.

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

 The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development — employee	$80,581	$53,296	$251,902	$141,191
General and administrative — employee	202,957	204,804	744,231	648,862
Total employee stock-based compensation	$283,538	$258,100	$996,133	$790,053

Research and development — non-employee	$10,246	$18,409	$51,730	$71,721
General and administrative — non-employee	(11,657)	—	76,651	565,954
Total non-employee stock-based compensation	$(1,411)	$18,409	$128,381	$637,675

During the nine-month period ended September 30, 2011, the Company issued stock options to purchase 260,000 shares of its common stock. The fair value of the stock options granted in the nine-month period listed in the table below was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30
	2011	2010
Risk-free interest rate	2.05%	2.37% - 2.97%
Expected volatility	87.7% - 90.0%	92.5% - 99.4%
Expected lives (years)	6	5 - 10
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the nine-month periods ended September 30, 2011 and 2010, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the nine-month period ended September 30, 2011, the contractual term of the options granted was six to ten years and in the comparative 2010 period the contractual terms was five to ten years; the Company used those years as the expected life in the respective periods. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the nine-month periods ended September 30, 2011 and 2010, the Company has estimated an annualized forfeiture rate of 13% and 14%, respectively, for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At September 30, 2011, there remained approximately $2.2 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.06 years. Presented below is the Company’s stock option activity:

	Nine Months Ended September 30, 2011
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2011	8,877,460	995,000	9,872,460	$1.05
Granted	260,000	—	260,000	0.71
Exercised	—	—	—	—
Forfeited or expired	(88,870)	—	(88,870)	$1.03
Outstanding at September 30, 2011	9,048,590	995,000	10,043,590	$1.04
Options exercisable at September 30, 2011	7,052,334	782,511	7,834,845	$1.06

A summary of the unvested stock options as of September 30, 2011, and changes during the nine-month period then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2011	3,175,514	287,459	3,462,973	$0.81
Granted	260,000	—	260,000	$0.51
Forfeited or expired	(71,000)	—	(71,000)	$0.75
Vested	(1,368,258)	(74,970)	(1,443,228)	$0.77
Non-vested at September 30, 2011	1,996,256	212,489	2,208,745	$0.93

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at September 30, 2011:
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$0.30 - 1.00	2,402,607	6.82	$0.61	2,191,866	7.06	$0.60
$1.01 –1.50	7,112,983	6.25	$1.10	5,114,979	6.50	$1.13
$1.51 - 3.33	528,000	2.80	$2.27	528,000	3.05	$2.27
	10,043,590	6.20	$1.04	7,834,845	6.45	$1.06

The aggregate intrinsic value of outstanding options as of September 30, 2011 was $0, which represents the difference between the fair market value of the underlying shares based on the closing price of the Company’s common stock on September 30, 2011 of $0.34 and the aggregate exercise price of the options.

9. Fair Value Measurements

Assets and liabilities recorded at fair value on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$29,690	$—	$—	$29,690
Marketable securities	11,058	—	—	11,058
Investment in Adventrx Pharmaceuticals	116	—	—	116
Warrant liability	—	9,160	—	9,160

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$5,567	$—	$—	$5,567
Marketable securities	20,568	—	—	20,568
Warrant liability	—	2,437	—	2,437

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s July 2009 and August 2011 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. See Warrant Liabilities above.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The Company’s non-financial assets were not material at September 30, 2011 or September 30, 2010.

10. Sale of Assets

On May 13, 2011, the Company entered into an Asset Purchase Agreement with Orphazyme ApS (“Orphazyme”) pursuant to which it sold to Orphazyme certain pre-clinical and clinical data, intellectual property rights and other assets relating to its compounds associated with molecular chaperone regulation technology.  Under the Asset Purchase Agreement, the Company received a cash payment of $150,000 and is entitled to receive various future payments that will be contingent upon the achievement of specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any eventual net sales of products derived from the assets.  The Company also will be entitled to a percentage-based fee from any licensing agreement entered into by Orphazyme with respect to the assets within 18 months after entering into the Asset Purchase Agreement.

11.      Liquidity and Capital Resources

At September 30, 2011, the Company had cash and cash equivalents of approximately $30.4 million and marketable securities of approximately $11.1 million.  Management believes that the Company’s current cash on hand, together with its marketable securities, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2011 and the first nine months of 2012 of approximately $28.5 million, which includes approximately $7.7 million for its clinical programs for INNO-206, approximately $0.8 million for its clinical programs for bafetinib, approximately $9.0 million for its clinical program for tamibarotene, approximately $3.8 million for general operation of its clinical programs, and approximately $7.2 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval and successfully commercializes its product candidates, the Company anticipates it will take a minimum of several years and possibly longer, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, seek to license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company. For example, the Company intends to assess periodically the costs and potential commercial value of its molecular chaperone programs, and depending on these assessments, the Company may determine to enter into one or more strategic partnerships to pursue the development of this technology or an outright sale of the assets.

12. Equity Transactions

On July 27, 2011, the Company undertook a $20.4 million underwritten public offering, which closed on August 1, 2011.  In the offering, the Company sold and issued 39.2 million shares of common stock at a price of $0.51 per share and warrants at a price of $0.01 per warrant to purchase up to approximately 45.1 million shares of common stock at an exercise price of $0.64 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $18.9 million.

On July 8, 2011, the Company effected an increase in the authorized shares of common stock from 175,000,000 shares to 250,000,000 shares and an increase in the designated number of shares of Series A Preferred Stock associated with the Company’s rights plan from 15,000 shares to 25,000 shares.

13. Income Taxes

Our utilization of net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to ownership change provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These provisions limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and income tax following an “ownership change,” defined by Section 382 of the Code to mean a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups.  As a result of our underwritten public offering on July 27, 2011, we experienced an ownership change. The Company is performing a study to determine the extent of the limitation.  Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate Any carryforwards that expire prior to our utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

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

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our drug development includes clinical development of three product candidates for cancer indications, including a planned international Phase 2b clinical trial for INNO-206 as a treatment for soft tissue sarcomas following an open-label Phase 1b/2 safety and dose escalation clinical trial in patients with advanced solid tumors, clinical trials with tamibarotene for the treatment of non-small-cell lung cancer and acute promyelocytic leukemia, or APL, and Phase 2 proof-of-concept clinical trials with bafetinib in patients with advanced prostate cancer and high-risk B-cell chronic lymphocytic leukemia, or B-CLL.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparatio of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite-lived intangible assets, research and development expenses and clinical trial expenses and stock-based compensation expense.

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

Revenue Recognition

Revenue consists of license fees from strategic alliances with pharmaceutical companies, as well as service and grant revenues. Service revenue consists of contract research and laboratory consulting. Grant revenues consist of government and private grants.

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

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 8 of the Notes to Condensed Financial Statements included in this Quarterly Report. We have adopted the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of  ASC 505-50, Equity-Based Payments to Non-Employees, as amended.

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

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option-pricing model, based on an expected forfeiture rate that is adjusted for actual experience. If our Black-Scholes option-pricing model assumptions or our actual or estimated forfeiture rate are different in the future, that could materially affect compensation expense recorded in future periods.

Impairment of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets, for impairment on an annual basis as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results, we may be required to record an impairment charge.

Net Loss Per Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase 63.8 million and 19.1 million shares, respectively, for the three-month and nine-month periods ended September 30, 2011, and 9.2 million shares for each of the three-month and nine-month periods ended September 30, 2010, were excluded from the computation of diluted net loss per share where the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our July 2009 and August 2011 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718. The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as gain on warrant derivative liability.

Investment in Adventrx Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which we held a 19.1% interest. As a result of the transaction, we received approximately 126,000 shares of common stock of ADVENTRX, which we sold on October 11, 2011 for approximately $112,200.  We will be entitled to receive an additional 37,000 shares of common stock of ADVENTRX currently held in an escrow established in connection with the acquisition, except to the extent the shares are applied to satisfy potential indemnification obligations to ADVENTRX.  If all of the development milestones under the acquisition agreement were to be achieved, we also would be entitled to receive up to 2.9 million additional ADVENTRX shares. Our ADVENTRX shares are “restricted” securities within the meaning of the federal securities laws and are subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement. This investment is treated as an available for sale security.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At September 30, 2011, we had cash and cash equivalents of approximately $30.4 million and marketable securities of approximately $11.1 million.  Management believes that our current cash on hand, together with our marketable securities, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2011 and the first nine months of 2012 of approximately $28.5 million, which includes approximately $7.7 million for our clinical programs for INNO-206, approximately $0.8 million for our clinical programs for bafetinib, approximately $9.0 million for our clinical program for tamibarotene, approximately $3.8 million for general operation of our clinical programs, and approximately $7.2 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

We realized a net loss in the quarter ended September 30, 2011 of $0.6 million as compared to a $4.4 million net loss in the quarter ended September 30, 2010, or a decrease of $3.8 million.  The decrease was due primarily to a gain on the warrant derivative liability of $4.3 million. Our research and development expenditures were approximately $0.4 million higher in the current quarter as compared to the quarter ended September 30, 2010, due primarily to increased expenses associated with the INNO-206 clinical trial. There was no appreciable change in our general and administrative expenditures in the current quarter as compared to the quarter ended September 30, 2010. In the current quarter, we recognized a gain of $4.3 million from the change in value of the warrant derivative liability, primarily resulting from the warrants issued in connection with the July 27, 2011 equity financing.

In the nine-month period ended September 30, 2011, we received $16.4 million of cash from investing activities, as compared to $10.8 million of cash from investing activities in the comparable 2010 period. In the current nine-month period, we received proceeds from the sale of RXi shares for a total of $6.9 million; in the comparative 2010 period, we received $8.9 million from the sale of other RXi shares. We received net proceeds from the sale of marketable securities of $9.5 million in the nine-month period ended September 30, 2011; in the comparable 2010 period, net proceeds from the sale of marketable securities were $2.2 million. We utilized approximately $51,000 for capital expenditures in the nine-month period ended September 30, 2011 as compared to approximately $0.3 million in the comparable 2010 period. We do not expect any significant capital spending during the next 12 months.

In the nine-month period ended September 30, 2011, we realized net proceeds of approximately $18.9 million from an underwritten public offering. In the nine-month period ended September 30, 2010, we received $147,000 from the exercise of stock options. We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future operating results or future financial condition.

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

Results of Operations

We recorded a net loss of approximately $0.6 million for the three-month period ended September 30, 2011, as compared to a net loss of approximately $4.4 million for the comparative 2010 period. The decrease in our net loss during the current three-month period resulted primarily from a gain on the warrant derivative liability of $4.3 million. We recorded a net loss of approximately $10.0 million for the nine-month period ended September 30, 2011 as compared to $3.7 million for the comparative 2010 period. Our net loss in the nine-month 2010 period included a gain of $8.9 million on the sale of RXi.

We recognized licensing revenue of $0 and $150,000 for the three-month and nine-month periods ended September 30, 2011, respectively, as compared to no revenues in the comparative 2010 periods. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2011, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Research and development expenses	$3,126	$2,772	$9,616	$7,747
Non-cash research and development expenses	10	18	52	72
Employee stock option expense	81	53	252	141
Depreciation and amortization	3	2	7	4
	$3,220	$2,845	$9,927	$7,964

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses,  and depreciation expense, were $3.1 million and $9.6 million for the three-month and nine-month periods ended September 30, 2011, respectively, and $2.8 million and $7.7 million, respectively, for the same periods in 2010.

Research and development expenses incurred during the three-month and nine-month periods ended September 30, 2011 relate to our various development programs.  In the three-month period ended September 30, 2011, the development expenses of our program for INNO-206 were $2.1 million, the expenses of our program for bafetinib were $0.3 million, and the expenses of our program for tamibarotene were $0.2 million. The remainder or our research and development expenses primarily related to research and development support costs.

We sometimes issue equity securities as compensation to our consultants and in connection with the acquisition of technologies. For financial statement purposes, we record these transactions based on the fair value of the securities, or of the services received, whichever can be measured more reliably.  The value of non-employee options and warrants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $0.1 million and $0.3 million of employee stock option expense during the three-month and nine-month periods ended September 30, 2011, respectively, and $53,000 and $141,000, respectively, for the same periods in 2010.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
General and administrative expenses	$1,525	$1,573	$5,029	$5,259
Non-cash general and administrative expenses	(11)	87	77	566
Employee stock option expense	203	165	744	649
Depreciation and amortization	22	23	63	79
	$1,739	$1,848	$5,913	$6,553

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.5 million and $5.0 million for the three-month and nine-month periods ended September 30, 2011, respectively, and $1.6 million and $5.3 million, respectively, for the same periods in 2010.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.2 million and $0.7 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2011, respectively, as compared to $0.2 million and $0.6 million, respectively, for the same periods in 2010. We recorded approximately $0 and $0.1 million of non-employee stock option expense in the three-month and nine-month periods ended September 30, 2011, respectively, as compared to $0.1 million and $0.6 million, respectively, for the same periods in 2010.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $56,000 and $0.2 million for the three-month and nine-month periods ended September 30, 2011, respectively, as compared to $72,000 and $0.2 million, respectively, for the same periods in 2010.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: November 8, 2011	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description
1.1	(a)	Underwriting Agreement dated as of July 27, 2011 by and among CytRx Corporation, Cowen and Company, LLC and Roth Capital Partners, LLC
4.1	(a)	Form of Common Stock Purchase Warrant between CytRx Corporation and each of the investors in the 2011 underwritten public offering
31.1		Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2		Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
_______________

(a)           Incorporated by reference to the CytRx Corporation Current Report on Form 8-K filed on July 27, 2011.