Form 10-K
period 2011-12-31
CYTRX CORP
filed 2012-03-13
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the Registrant’s common stock as reported on The Nasdaq Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2011 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $75.8 million.  Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant.  This is not necessarily determinative of affiliate status for other purposes.  The number of outstanding shares of the Registrant's common stock as of March 12, 2012 was 148,427,069, exclusive of treasury shares.

CYTRX CORPORATION
2011 ANNUAL REPORT ON FORM 10-K

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

COMPANY OVERVIEW

We are a biopharmaceutical research and development company specializing in oncology. Our oncology pipeline includes three programs in clinical development for cancer indications: INNO-206, tamibarotene and bafetinib. With our tumor-targeted doxorubicin conjugate INNO-206, we have initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, are completing our ongoing Phase 1b/2 clinical trial for primarily the same indication and plan to initiate a Phase 2 trial for an undisclosed solid tumor indication in the first half of 2012. Our pipeline also includes tamibarotene, which we are testing in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer, and which is in a clinical trial as a treatment for acute promyelocytic leukemia (APL). We are evaluating bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plan to seek a partner for further development of bafetinib. In 2011, we completed our strategy of monetizing our non-core assets through the sale of our molecular chaperone technology to Denmark-based Orphazyme ApS in a transaction valued at up to $120 million, and the sale of our 19% interest in SynthRx to ADVENTRX Pharmaceuticals.

We are a Delaware corporation, incorporated in 1985.  Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648.

OUR PRODUCT CANDIDATE PIPELINE

The following table summarizes our product candidates and their current or impending stages of development:

Technology	Product Candidate	Indication(s)	Stage of Development

Doxorubicin conjugate	INNO-206	Soft tissue sarcomas	Phase 1b/2
Phase 2b
		Undisclosed solid tumor indication	Phase 2 (2Q12)
Synthetic retinoid	Tamibarotene	Non-small-cell lung cancer	Phase 2b
		APL (acute promyelocytic leukemia)	Phase 2
Tyrosine kinase inhibitor	Bafetinib	B-CLL (B-cell chronic lymphocytic leukemia)	Phase 2

OUR CLINICAL DEVELOPMENT PROGRAMS

Our current clinical development programs are discussed below.

INNO-206

INNO-206 (formerly DOXO-EMCH) is a tumor-targeted conjugate of the commonly prescribed chemotherapeutic agent doxorubicin. Specifically, it is the (6-Maleimidocaproyl) hydrazone of doxorubicin. Essentially, this chemical is doxorubicin (DOXO) attached to an acid sensitive linker (EMCH).

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

We believe INNO-206 has attributes that improve on native doxorubicin, including reduction of adverse events, improvement in efficacy and the ability to target the tumor more accurately than native doxorubicin.

Our anticipated mechanism of action for INNO-206 is as follows:

•	after administration, INNO-206 rapidly binds circulating albumin through the EMCH linker;

•	circulating albumin preferentially accumulates in tumors, bypassing concentration in other non-tumor sites, including the heart, liver and the gastrointestinal tract;

•	once albumin-bound INNO-206 reaches the tumor, the acidic environment of the tumor causes cleavage of the acid sensitive linker; and

•	free doxorubicin is released at the site of the tumor and is taken up by the cancer cells.

Pre-clinical data.  In a variety of preclinical models, INNO-206 was superior to doxorubicin at equitoxic doses in its ability to allow an increase in the total doxorubicin dose, its antitumor efficacy, and its safety, including a reduction in cardiotoxicity. Animal studies conducted by INNO-206 inventor Dr. Felix Kratz, Department of Medical Oncology, Clinical Research, at the Tumor Biology Center in Freiburg, Germany, demonstrated statistically significant efficacy compared to either placebo or native doxorubicin against breast, ovarian, pancreatic and small cell lung cancers growing in immunodeficient mice.

Clinical data.  A Phase 1 study of INNO-206 that demonstrated safety and objective clinical responses in several tumor types was completed in 2005 and presented at the March 2006 Krebskongress meeting in Berlin. In this study, doses were administered every 3 weeks at up to six times the standard dose of doxorubicin without an increase in side effects over those historically observed with native doxorubicin. Twenty-three of 35 evaluable patients had either an objective clinical (partial) response or stable disease. Objective clinical responses were observed in patients with sarcoma, breast, and small cell lung cancers.

We are conducting a Phase 1b/2 clinical trial with INNO-206 in patients with advanced solid tumors, and have initiated a Phase 2b international clinical trial in patients with advanced soft tissue sarcomas. Initial results in six patients who have completed four cycles with INNO-206 at the maximum tolerated dose in the Phase 1b/2 clinical trial, two patients have exhibited a partial tumor response (greater than 30% tumor shrinkage) and four patients have stable disease. Treatment is continuing and we expect to announce further results at the American Society for Clinical Oncology (ASCO) Meeting in June, 2012. Common side effects reported to date from the Phase 1b/2 trial include low neutrophil (white blood cell) and platelet counts, minor mouth ulcers and mild nausea, which are expected side effects of doxorubicin.

Development Plan.  In December 2011, we initiated our international Phase 2b clinical trial to evaluate the preliminary efficacy and safety of INNO-206 as a first-line therapy in patients with advanced soft tissue sarcoma who are ineligible for surgery. The Phase 2b clinical trial will provide the first direct clinical trial comparison of INNO-206 with native doxorubicin, the only approved chemotherapy agent for the treatment of soft tissue sarcomas, which is dose-limited due to toxicity, as a first-line therapy.

The Phase 2b clinical trial with INNO-206 in patients with soft tissue sarcomas is an international trial under the direction of world-renowned expert in soft tissue sarcoma treatment Sant P. Chawla, M.D., F.R.A.C.P., Director of the Sarcoma Oncology Center in Santa Monica, Calif. Dr. Chawla also is acting as principal investigator for our ongoing Phase 1b/2 clinical trial with INNO-206.

The Phase 2b clinical trial's primary objectives are to measure the progression-free survival, tumor response and overall survival of patients with advanced soft tissue sarcomas treated with INNO-206. This clinical trial also will assess the safety of INNO-206 compared to doxorubicin in this patient population through a number of indicators, including the frequency and severity of adverse events. The open-label trial will enroll 105 patients with metastatic, locally advanced or unresectable soft tissue sarcoma at approximately 30 study centers in the U.S., Hungary, Romania, Ukraine, Russia, India and Australia.

In addition, we have announced plans to initiate a Phase 2 clinical trial with INNO-206 in an undisclosed solid tumor indication in the first half of 2012.

Tamibarotene

Tamibarotene is an orally available, synthetic retinoid rationally designed to overcome resistance and reduce the toxic side effects of differentiation therapy with all-trans retinoic acid, or ATRA, a component of the current first-line treatment for APL.

Tamibarotene for the treatment of NSCLC.  More than 220,000 new cases of lung cancer occur in the U.S. each year, and more than 1.5 million occur annually worldwide. Deaths due to lung cancer account for the majority of cancer-related deaths and the five-year survival ranges between 8%-15%. Non-small cell-lung cancer, or NSCLC, accounts for approximately 85% of all lung cancers, with the subsets adenocarcinoma representing 35%-40%, squamous cell carcinoma accounting for 25%-30% and large cell carcinoma accounting for 10%-15%.

A Phase 2 clinical trial conducted by Arrieta et al. and published in the peer-reviewed Journal of Clinical Oncology (2010; 28: 3463-3471) compared ATRA added to a regimen of paclitaxel plus cisplatin to a regimen of paclitaxel plus cisplatin alone as a treatment for patients with advanced NSCLC. The group administered ATRA plus the chemotherapy agents showed improved response rates of 55.8% versus 25.4%, and increased progression-free survival of 8.9 months versus 6.0 months. Median overall survival was increased from 9.5 months to 23.5 months when ATRA was added to the above chemotherapy regimen, representing a 14-month median extension of life.

Tamibarotene was developed to overcome resistance to ATRA. In vitro, tamibarotene is approximately ten times more potent than ATRA, and tamibarotene has a lower affinity for cellular retinoic acid binding protein, or CRABP, which we believe should allow increased cellular exposure after administration. This may enhance tamibarotene’s potential efficacy, because patients may be able to experience benefits from the drug for a more prolonged period. Tamibarotene does not bind the RAR-g receptor, the major retinoic acid receptor in the dermal epithelium, which should lessen the occurrence of skin toxicities.

Development Plan.  We have initiated an international, randomized Phase 2b clinical trial, in which patients with stage IIIB (with pleural effusions, or fluid in the chest cavity) or stage IV NSCLC will be treated with up to six cycles of paclitaxel plus carboplatin and either tamibarotene or placebo. The primary objective of the clinical trial is to determine the objective response rate (complete and partial responses) and progression-free survival. Secondarily, the study will evaluate overall survival, quality-of-life and the pharmacokinetics of tamibarotene in this population. The clinical trial, which is expected to enroll approximately 140 patients, is being conducted in several clinical sites in the U.S., Mexico, Eastern Europe and India.

Tamibarotene for the treatment of APL.  Acute promyelocytic leukemia, or APL, is a specific type of acute myeloid leukemia characterized by the t(15;17) translocation, which fuses the promyelocytic leukemia, or PML, gene on chromosome 15 to the retinoic acid receptor, or RARa gene on chromosome 17. This fusion causes abnormal cell growth.

Differentiation therapy with ATRA, is the basis for the treatment of APL. Differentiation therapy causes leukemic promyelocytes to mature and undergo cell death. Patients typically receive ATRA in combination with chemotherapy as the initial therapy, followed by anthracycline-based consolidation therapy designed to produce complete remission. The majority of patients treated this way experience a complete remission of disease. Current National Comprehensive Cancer Network guidelines recommend that patients then undergo one to two years of maintenance therapy with ATRA to prevent a recurrence. ATRA therapy is associated with several toxicities, the most serious of which, retinoic acid syndrome, or RAS.  RAS, which occurs in up to 25% of patients treated with ATRA, is a serious and potentially fatal complication characterized by fever, dyspnea (breathing difficulties), weight gain, pulmonary infiltrates (abnormal accumulation in the lungs), and pleural or pericardial effusions (excess fluid around the lungs or heart).

Patients that initially respond to front-line therapy with ATRA plus chemotherapy sometimes relapse, and some of these patients fail to respond to a second course of treatment with ATRA. Currently, patients who fail ATRA-based therapy are treated with arsenic trioxide, a compound administered intravenously and associated with significant toxicity, including irregular heartbeat. There currently is no standard of care for patients who do not respond to ATRA and arsenic trioxide, or who respond but subsequently relapse. In 2007, the FDA granted Orphan Drug Designation and Fast Track Designation for the use of tamibarotene in patients with APL who relapse after treatment with ATRA and chemotherapy, then ATRA plus arsenic trioxide.

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

Development Plan.  There is currently a Special Protocol Assessment (SPA) in place with the FDA for a Phase 2 registration clinical trial, known as STAR-1, which is evaluating the efficacy and safety of tamibarotene as a third-line treatment for APL. The STAR-1 trial is ongoing at one clinical site in the U.S.  We have reported that, of the 11 patients enrolled in the STAR-1 trial to date, three (27%) achieved a hematologic complete response, and four (36%) a morphologic leukemia-free state. We also treated a patient with a rare form of APL called sarcomatous acute promyelocytic leukemia or chloromas. This patient had relapsed after treatment with 5 different courses of chemotherapies that included ATRA plus chemotherapy, ATRA plus arsenic trioxide and hematopoietic stem cell transplantation, and had over 30 solid tumors when his physician contacted CytRx. Within 4 months after initiating treatment with tamibarotene the patient had a complete response to therapy which is ongoing for almost two years.

Bafetinib

Bafetinib (formerly INNO-406) is an orally bioavailable, rationally designed, inhibitor of several Src kinases developed by the Japanese pharmaceutical company Nippon Shinyaku, to overcome some of the limitations of Gleevec and other tyrosine kinase inhibitors in resistant chronic myelogenous leukemia, or CML. In addition to its Bcr-Abl inhibitory properties, bafetinib is a potent and specific inhibitor of Lyn and Fyn kinases. These kinases are reported to be involved in both solid and hematological cancers. Lyn kinase’s involvement in the B-cell signaling pathway led us to evaluate bafetinib in B-cell malignancies such as chronic lymphocytic leukemia (CLL).  We hold rights to bafetinib in all territories except Japan.

Phase 1 Study.  In November 2008, we announced that bafetinib demonstrated clinical responses in patients with CML in a Phase 1 clinical trial conducted in patients with CML and other leukemias that have a certain mutation called the Philadelphia Chromosome (Ph+) and are intolerant of or resistant to Gleevec and, in some cases, second-line tyrosine kinase inhibitors such as dasatinib (Sprycel®) and nilotinib (Tasigna®)). The clinical trial was designed to identify the optimal dose for possible future studies by escalating doses from 30 mg once per day to up to 480 mg twice per day in a total of 56 patients with Ph+ leukemias. Of the patients, 31 had CML in chronic phase (CML-CP), nine were in accelerated phase (CML-AP), seven were in blast phase (CML-BP), and nine had Ph+ acute lymphocytic leukemia. The clinical trial was conducted at seven clinical sites in the US, Germany, and Israel, with Hagop Kantarjian, M.D., Professor & Chairman, Department of Leukemia, The University of Texas, M.D. Anderson Cancer Center, serving as the Principal Investigator. In the 31 patients with CMP-CP, a major cytogenetic response rate of 19.4% was seen.

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

Bafetinib for B-CLL.  B-CLL is the most common form of leukemia in adults in Western countries. More than 16,000 new cases of B-CLL are reported in the United States, alone, each year; however up to an estimated 40% of cases may not be reported due to under-diagnosis and lack of placement in cancer registries. Virtually all patients are older than 55 years at presentation, with an average age of 70 years. Patients in the high-risk B-CLL classification have a median overall survival period of one to five years.

Our Phase 2 proof-of-concept clinical trial to evaluate the preliminary efficacy and safety of its oncology drug candidate bafetinib in patients with high-risk B-cell chronic lymphocytic leukemia (B-CLL) was initiated in May 2010. In that clinical trial, high-risk B-CLL patients who had failed treatment with first-line agents were self-administered oral doses of bafetinib twice daily. We have announced that results from that clinical trial demonstrated bafetinib's clinical activity and preliminary safety in patients with relapsed or refractory B-CLL.

We plan to seek a partner for any further development of bafetinib.

Disposition of Molecular Chaperone Assets

Until 2011, we owned the rights to two drug candidates, arimoclomol and iroxanadine, based on molecular chaperone regulation technology that were designed to repair or degrade mis-folded proteins associated with disease.  On May 13, 2011, we sold all pre-clinical and clinical data, intellectual property rights and other assets relating to those compounds to Orphazyme ApS in exchange for a cash payment of $150,000 and the right to receive various future payments that are contingent upon the achievement of specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any eventual net sales of products derived from the assets.

Our Separation from RXi Pharmaceuticals Corporation

We formed RXi Pharmaceuticals Corporation in 2006 to develop our assets related to RNA interference technology.  A dividend to of shares of RXi to our stockholders in 2008 reduced our ownership of RXi shares to less than 50%, and we reflected our investment in RXi based on the equity method of accounting. In 2009, the investment balance in RXi was reduced to zero, and we stopped recording our share of losses from RXi.  On June 30, 2010, we sold 2.0 million common shares of RXi and our ownership in RXi was reduced to approximately 3.1 million shares of common stock. We thereafter began to account for those shares as available for sale, and increases or decreases in the value of these shares were included as part of comprehensive income or loss. This investment was shown on the balance sheet at market value, based on RXi’s closing stock price as reported on The Nasdaq Capital Market.  We sold our remaining number of shares of RXi common stock in December 2010 for approximately $6.9 million.

Innovive Acquisition Agreement

On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage cancer product candidates, including INNO-206 and tamibarotene.   Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders up to $1.01 per Innovive share of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements.  The earnout merger consideration, if any, will be payable in shares of our common stock, subject to specified conditions, or, at our election, in cash or by a combination of shares of our common stock and cash.  Our common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of our common stock at the time the earnout merger consideration is paid.

Research and Development

Expenditures for research and development activities related to continuing operations were $15.5 million, $8.5 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, or approximately 67%, 50% and 44%, respectively, of our total expenses.  For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Manufacturing

We have no capability to manufacture supplies of any of our products, and rely on third-party manufacturers to produce materials needed for research and clinical trials.  We have contracted with various contract manufacturing facilities for supply of our product candidates, including INNO-206 and tamibarotene, and we additionally have an arrangement with TMRC Co., Ltd., or TMRC, our licensor of tamibarotene, relating to supply of tamibarotene.

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

Marketing

Our tentative plan is to establish our own sales force and marketing capability in order to commercialize our oncology drug candidates, including INNO-206, tamibarotene and bafetinib, in the U.S. and to seek a marketing partner for commercialization in other territories.

Patents and Proprietary Technology

We actively seek patent protection for our technologies, processes, uses, and ongoing improvements and consider our patents and other intellectual property to be critical to our business. We regularly evaluate the patentability of new inventions and improvements developed by us or our collaborators, and, whenever appropriate, will endeavor to file U.S. and international patent applications to protect these new inventions and improvements. We cannot be certain that any of the current pending patent applications we have filed or licensed, or any new patent applications we may file or license, will ever be issued in the U.S. or any other country. There also is no assurance that any issued patents will be effective to prevent others from using our products or processes. It is also possible that any patents issued to us, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents, and may acquire additional patents and proprietary rights relating to compounds, products or processes that may be competitive with ours.

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

As of March 12, 2012, our exclusive license to INNO-206 and related technologies includes two granted U.S., one allowed U.S. and 31 granted foreign patents or allowed applications, and one pending U.S. and 20 pending foreign applications.  Patents and applications that cover pharmaceutical compositions of INNO-206, processes for their production, and their use in treatment methods (e.g., cancer, viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have an unextended patent term until June 2020.

As of March 12, 2012, we hold exclusive licenses in one U.S. patent, one Canadian patent, one European patent and one pending U.S. and two pending European applications covering various crystal forms of tamibarotene, pharmaceutical compositions comprising these crystal forms, and methods for their production, as well as pharmaceutical compositions comprising combinations of tamibarotene with other anti-cancer drugs.  We also hold exclusive licenses in one pending U.S. patent application, one pending Canadian patent application, one European patent application and one Mexican patent application covering a capsule preparation of tamibarotene and its use for blood cancer and solid cancer

As of March 12, 2012, our exclusive license to bafetinib and related technologies includes two granted U.S. and 29 granted foreign patents or allowed applications, and five pending foreign applications.  Patents and applications that cover bafetinib, pharmaceutical compositions of bafetinib, and their use in treating leukemia have an unextended patent term until June 2023 or December 2024.

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

Under the agreement for North American rights, we must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of up to ¥ 490 million upon meeting clinical, regulatory, and sales milestones up to and including the first commercial sale of the product for the treatment of APL. Further milestone payments may become due upon certain events related to other indications.

Under the agreement for European rights, we must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of ¥ 480 million upon meeting clinical, regulatory and sales milestones up to and included the first commercial sale of the product for treatment of APL. Further milestone payments may become due upon certain events related to other indications.

Under the agreements, we must use commercially reasonable efforts to conduct the research and development activities we determine are necessary to obtain regulatory approval to market the product in those countries in North America and Europe that we determine are commercially feasible.

Bafetinib

We are party to an exclusive, worldwide (with the exception of Japan) royalty-bearing license agreement with Nippon Shinyaku, including the right to grant sublicenses, for the intellectual property relating to bafetinib in all fields.  The license agreement will continue so long as we sell products subject to the license in any country. The bafetinib license covers two Patent Cooperation Treaty, or PTC, applications filed in 2003 and 2004, respectively.

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

Competition

INNO-206 is a tumor-targeted conjugate of doxorubicin, a widely used anti-cancer drug.  Doxorubicin is part of the anthracycline class of chemotherapy agents.  Anthracyclines, many of which are generic including doxorubicin, have been used throughout the world to treat various cancers for several decades.  Due to their track record of broad anti-cancer activity, new types of anthracyclines and modified or reformulated versions continue to be developed to overcome toxicities which limit the use of these drugs.

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

Soft tissue sarcoma patients are typically treated with surgery followed by radiation therapy.  Doxorubicin is the only approved drug for treating soft tissue sarcoma and is often used in combination with radiation.  The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitzbine, dacarbazine and liposomal doxorubicin marketed in the U.S. as Doxil by Johnson & Johnson.  For patients ineligible for surgery, radiation and/or chemotherapy is the only option.  Other approaches to treating soft tissue sarcoma are in late stage clinical development.  These include ridaforolimus being developed by Ariad Pharmaceuticals and Merck & Co., Cell Therapeutics’ brostallicin, GlaxoSmithKline’s pazopanib, Sanofi-Aventis’ AVE8062, Threshhold Pharmaceuticals’ TH-302, trabectedin being co-developed by Johnson and Johnson and PharmaMar and ZIOPHARM Oncology’s palifosfamide.

Non-small-cell lung cancer, or NSCLC, is a competitive indication in which patients are treated with a variety of agents. The standard regimen for first-line locally advanced or metastatic NSCLC is a doublet comprised of a platinum agent combined with a taxane, vinka alkaloid or antimetabolite.  The addition of Genentech/Roche’s Avastin to the standard treatment doublet has resulted significant improvements in survival and rates of remission. Tarceva by OSI and Genentech/Roche and Iressa by AstraZeneca have shown benefit in second-line regimens for specific patients but have not conferred survival benefit. In 2011, Pfizer’s Xalkori was approved for the treatment of advanced NSCLC patients with a specific and rare gene mutation.  In addition, there are several drugs in late-stage development including Eisai’s eribulin, Eli Lilly & Co.’s necitumumab and Pfizer’s axitinib.

To our knowledge, there are no competitors in clinical development for refractory APL.  Currently, treatment of APL is based on induction and maintenance therapy with ATRA and chemotherapy (typically idarubicin).  ATRA and idarubicin are both generic compounds.  Arsenic trioxide, currently marketed by Teva Pharmaceuticals, is approved for use in patients who have relapsed after ATRA-based therapy in APL.  There are no FDA-approved therapies for patients who have failed arsenic trioxide.  In practice, it appears that patients who fail arsenic trioxide are retreated with ATRA.

There are currently three marketed competitors to bafetinib (formerly INNO-406) in the CML market, Gleevec®, Sprycel® and Tasigna. Gleevec is approved for treatment of newly diagnosed adult patients with Philadelphia chromosome–positive chronic myeloid leukemia (Ph+ CML) in the chronic phase and patients with Ph+ CML in blast crisis (BC), accelerated phase (AP), or in the chronic phase (CP) after failure of interferon-alpha therapy. Sprycel® and Tasigna® are approved for Gleevec-resistant CML and have since been approved for the treatment of newly diagnosed adult patients with Ph+ CML.  Because of the highly competitive nature of the CML market including drug candidates in development, we have not pursued development for that indication. We selected B-CLL due to the potent and specific inhibitory properties of bafetinib against Lyn and Fyn kinases. Lyn and Fyn kinases are members of the Src family of kinases which are known to be involved in cell growth, and those kinases are overexpressed in B-CLL.

There are several drugs approved for the treatment of CLL.  First-line therapy for CLL includes a variety of combination therapies including fludarabine, cyclophosphamide, Rituxan® and Campath®.  Treatment for relapsed or refractory CLL includes several chemotherapy regimens including CHOP, CFAR, hyperCFAD and OFAR in addition to single agents including GlaxoSmithKline’s ArzerraTM and Sanofi-Aventis’ OfortaTM. Arzerra was approved in October 2009 for CLL patients who are refractory to treatment with fludarabine and Campath.  Oforta, an oral tablet formulation of fludarabine, was approved in December 2008 as a second-line treatment for CLL.  Several drugs are in clinical trials for CLL including Gilead’s GS-1101 (formerly CAL-101) and Pharmacyclics’ PCI-32765.

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

The first stage of the FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. These data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an investigational new drug application, or IND, must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

After the IND becomes effective, a company may commence human clinical trials. These are typically conducted in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 2 trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.

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

We anticipate that our products will be manufactured by our strategic partners, licensees or other third parties. Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s cGMP, which are regulations that govern the manufacture, holding and distribution of a product. Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the National Environmental Policy Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the good manufacturing practices regulations. Our manufacturers will have to continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Employees

As of March 12, 2012, we had 15 employees, six of whom were engaged in clinical development activities and nine of whom were involved in management and administrative operations.

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

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes and lack of significant recurring revenue.  We incurred a net loss of $14.4 million for the year ended December 31, 2011, a net profit of $0.4 million, attributable to gain from the sale of RXi shares and other marketable securities, for the year ended December 31, 2010, and a net loss of $4.8 million for the year ended December 31, 2009, including gain from the sale of RXi shares.  We had an accumulated deficit as of December 31, 2011 of approximately $210.9 million.  We are likely to continue to incur losses unless and until we are able to commercialize one or more of our product candidates.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Our common stock may be delisted from The Nasdaq Capital Market.

On February 15, 2012, we received a written notification from The NASDAQ Stock Market LLC ("NASDAQ") stating that because we had not regained compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in NASDAQ Listing Rule 5550(a)(2), our securities would be subject to delisting from The NASDAQ Capital Market unless we requested a hearing before a NASDAQ Hearings Panel on or before February 22, 2012. We have requested and have been granted a hearing before the panel, which has stayed any delisting action in connection with the notification letter, and which allows the continued listing of our common stock on The NASDAQ Capital Market until the panel renders a decision subsequent to the hearing. At the hearing, we intend to present a plan to regain compliance with the minimum bid price requirement and request that the panel allow us additional time within which to regain compliance. There can be no assurance that the panel will grant our request for continued listing on The NASDAQ Capital Market, or that our plans to exercise diligent efforts to maintain the listing of its securities on NASDAQ will be successful.  If our common stock is delisted from The NASDAQ Capital Market, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

Because we have no source of significant recurring revenue, we must depend on financing to sustain our operations.

Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities, sales of our shares of common stock of our former RXi subsidiary, and the exercise of options and warrants to generate funds needed to finance our business and operations.  We will need to raise additional capital to, among other things:

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

Our revenues were $0.3 million, $0.1 million and $9.5 million, respectively, for the years ended December 31, 2011, 2010 and 2009.  Our revenues in 2009 included $9.4 million of deferred revenue recognized from our sale in August 2006 of a one-percent royalty interest in worldwide sales of arimoclomol for the treatment of ALS to the privately funded ALS Charitable Remainder Trust, or ALSCRT.  Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. We will have no significant recurring revenue unless we are able to commercialize one or more of our product candidates in development, which may require us to first enter into license or other strategic arrangements with third parties.

At December 31, 2011, we had cash and cash equivalents of approximately $18.0 million and marketable securities of $18.1 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future.  The belief is based, in part, upon our currently projected expenditures for 2012 of approximately $23.7 million, which includes approximately $7.0 million for our clinical programs for INNO-206, approximately $5.3 million for our clinical program for tamibarotene, approximately $0.4 million for our clinical programs for bafetinib, approximately $4.5 million for general operation of our clinical programs, and approximately $6.5 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings such as the discussion in this Annual Report of the expected timing of certain milestones relating to our INNO-206, tamibarotene and bafetinib clinical development programs.

We also may disclose projected expenditures or other forecasts for future periods such as the statements above in this Annual Report supplement regarding our current projected expenditures for fiscal year 2012. These and other financial projections are based on management’s current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.

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

If our products are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.

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

Furthermore, even if we obtain regulatory approvals, our products and the manufacturing facilities used to produce them will be subject to continual review, including periodic inspections and mandatory post- approval clinical trials by the FDA and other U.S. and foreign regulatory authorities.  Any delay or failure in obtaining required approvals or to comply with post-approval regulatory requirements could have a material adverse effect on our ability to generate revenue from the particular product candidate.  The failure to comply with any post-approval regulatory requirements also could result in the rescission of the related regulatory approvals or the suspension of sales of the offending product.

Our current and planned clinical trials of our product candidates may fail to show that these product candidates are clinically safe and effective, or that they are better than alternative treatments.

INNO-206 was no more toxic than free doxorubicin in a Phase 1 clinical trial and showed limited biological responses against certain tumors.  However, these conclusions may not be reproducible in larger clinical trials, including the ongoing Phase 1b/2 and Phase 2b clinical trials of INNO-206 as a treatment for soft tissue sarcomas.

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

Bafetinib demonstrated clinical responses in patients with CML in a Phase 1 clinical trial conducted in patients with CML and other leukemias that have a certain mutation called the Philadelphia Chromosome (Ph+) and are intolerant of or resistant to Gleevec and, in some cases, second-line tyrosine kinase inhibitors.  However, bafetinib has never been tested in human clinical trials in patients with B-CLL, and there are no assurances that it will be effective in that indication.

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

We do not have the facilities or expertise to manufacture supplies of any of our product candidates. Accordingly, we are dependent upon third-party manufacturers, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for INNO-206, tamibarotene and bafetinib. However, we have no supply arrangements for the commercial manufacture of these product candidates or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

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

The completion of the development of INNO-206, tamibarotene and bafetinib, as well as the marketing of these products, may require us to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for one or more aspects of the commercial development and eventual marketing of our products.

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

We believe that obtaining and maintaining patent and other intellectual property rights for our technologies and potential products is critical to establishing and maintaining the value of our assets and our business. We will be able to protect our technologies from unauthorized use by third parties only to the extent that we have rights to valid and enforceable patents or other proprietary rights that cover them. Although we have rights to patents and patent applications directed to INNO-206, tamibarotene and bafetinib, these patents and applications may not prevent third parties from developing or commercializing similar or identical technologies. In addition, our patents may be held to be invalid if challenged by third parties, and our patent applications may not result in the issuance of patents.

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

Our competitors or others may have patent rights that they choose to assert against us or our licensees, suppliers, customers or potential collaborators. Moreover, we may not know about patents or patent applications that our products would infringe. For example, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates would infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us or our licensors in issued patents or pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our foreign patent applications.

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

The agreements under which we have North American and European rights to tamibarotene provide for our payment of royalties based on net sales of any products, as well as aggregate payments of ¥ 490 million for North America and ¥ 480 million for Europe upon meeting specified clinical, regulatory and sales milestones up to and including the first commercial sale of tamibarotene for the treatment of APL.

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

We have focused our product development efforts on our oncology drug candidates, which we believe have the greatest revenue potential.  If we acquire additional technologies or product candidates, we may determine to make further changes to our product development plans and business strategy to capitalize on opportunities presented by the new technologies and product candidates.

We may determine to issue shares of our common stock to acquire additional technologies or products or in connection with a merger or acquisition of another company. To the extent we do so, the ownership interest of our stockholders will be diluted accordingly.

We are conducting certain of our clinical trials in foreign countries, which exposes us to additional risks.

We are conducting international clinical development of INNO-206 and tamibarotene. The conduct of clinical trials outside the United States could have a significant impact on us.  Risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

•	foreign exchange fluctuations;

•	diminished protection of intellectual property in some countries; and

•	possible nationalization and expropriation.

In addition, there may be changes to our business and political position if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease, which could seriously harm the development of our current operating strategy.

In the event of a dispute regarding our international clinical trials, it may be necessary for us to resolve the dispute in the foreign county of dispute, where we would be faced with unfamiliar laws and procedures.

The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States.  However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures.  We may not be entitled to a jury trial, as we might be in the United States.  Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws.  For these reasons, we may incur unforeseen expenses if we are forced to resolve a dispute in a foreign country.

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which may also prevent or delay a takeover of us that may be beneficial to our stockholders.

Our outstanding options and warrants and the availability for resale of our shares issued in our private financings may adversely affect the trading price of our common stock.

As of December 31, 2011, there were outstanding stock options and warrants to purchase approximately 65.1 million shares of our common stock at a weighted-average exercise price of $0.78 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

The market price of our common stock has ranged from $0.26 to $1.05 per share since January 1, 2011, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 5,270 square feet of office and storage space and expires in February 2015. This lease requires us to make monthly payments of approximately $25,610, subject to annual increases.

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

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in claims arising in the normal course of business. As of March 12, 2012, there were no such claims that we expect, individually or in the aggregate, to have a material adverse effect on us.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	High	Low
Fiscal Year 2011:
Fourth Quarter	$0.40	$0.24
Third Quarter	$0.83	$0.30
Second Quarter	$1.06	$0.68
First Quarter	$1.06	$0.76

Fiscal Year 2010:
Fourth Quarter	$1.11	$0.73
Third Quarter	$0.97	$0.62
Second Quarter	$1.29	$0.73
First Quarter	$1.56	$1.07

Holders

On March 12, 2012, there were approximately 700 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2011, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	7,296,960	$1.08	—
2008 Stock Incentive Plan	6,055,500	0.59	3,944,500
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	51,781,505	0.76	—
Total	65,133,965	$0.78	3,944,500
____________

(1)
The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in private placement transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from one to ten years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends.

Comparison of Cumulative Total Returns

The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and the NASDAQ Pharmaceutical Index (the “Peer Index”) for the five-year period from December 31, 2006 to December 31, 2011. The graph and table assume that $100 was invested in each of CytRx’s common stock, the NASDAQ Stock Market Index and the Peer Index on December 31, 2006, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.

Comparison of Cumulative Total Returns

	December 31,
	2007	2008	2009	2010	2011
CytRx Corporation	148.69	22.81	85.15	76.80	21.29
NASDAQ Stock Market Index	110.65	66.42	96.54	114.07	113.17
NASDAQ Pharmaceutical Index	105.17	97.84	109.95	119.19	127.72

Recent Issuances of Unregistered Securities

In March2012, we issued a warrant to purchase a total of 400,000 shares of our common stock at an exercise price of $0.33 per share, in connection with a consulting arrangement.  The issuance of this warrant was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2011.

Item 6. SELECTED FINANCIAL DATA

General

The following selected financial data are derived from our audited financial statements. Our financial statements for 2011, 2010 and 2009 have been audited by BDO USA, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand.

	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues
Service revenue	$—	$—	$9,400,000	$6,166,000	$7,242,000
Licensing revenue	250,000	100,000	100,000	100,000	101,000
Grant revenue	—	—	—	—	116,000
Total revenues	$250,000	$100,000	$9,500,000	$6,266,000	$7,459,000

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	—	—	(757,000)	—
Net profit (loss) applicable to common stockholders	$(14,424,545)	$408,460	$(4,800,000)	$(27,803,000)	$(21,890,000)
Basic and diluted profit (loss) per share applicable to common stock	$(0.11)	$0.00	$(0.05)	$(0.30)	$(0.26)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$17,989,000	$26,892,000	$32,643,000	$25,042,000	$60,450,000
Total assets	$37,854,000	$36,697,000	$35,277,000	$28,324,000	$64,146,000
Total stockholders’ equity	$24,254,000	$30,568,000	$28,348,000	$15,698,000	$40,224,000

Factors Affecting Comparability

In August 2011, we undertook a $20.4 million underwritten public offering in which we sold and issued 39.2 million shares of common stock at a price of $0.51 per share and warrants at a price of $0.01 per warrant to purchase up to approximately 45.1 million shares of common stock at an exercise price of $0.64 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $18.9 million (without giving effect to any proceeds that we may receive upon future exercises of the warrants sold in the offering).

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

In August 2006, we received marketable securities, which were subsequently sold by us for approximately $24.3 million, from the privately-funded ALS Charitable Remainder Trust, or ALSCRT, in exchange for our commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty from worldwide sales of arimoclomol. We recorded the value received under the arrangement as deferred service revenue, which we recognize using the proportional performance method of revenue recognition.  In August 2009, we were released from all restrictions on the use of any proceeds previously received by us in connection with the arrangement. As a result, we recognized in the third quarter $6.7 million of service revenue, representing all of the remaining deferred revenue and previously un-recognized portion of the value received in the arrangement with ALSCRT.  During 2009 and 2008, we recognized approximately $9.4 million and $6.2 million, respectively, of service revenue related to this transaction, respectively.

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

Overview

CytRx Corporation

We are a biopharmaceutical research and development company specializing in oncology. Our oncology pipeline includes three programs in clinical development for cancer indications: INNO-206, tamibarotene and bafetinib. With our tumor-targeted doxorubicin conjugate INNO-206, we have initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, are completing our ongoing Phase 1b/2 clinical trial for primarily the same indication and plan to initiate a Phase 2 trial for an undisclosed solid tumor indication in the first half of 2012. Our pipeline also includes tamibarotene, which we are testing in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer, and which is in a clinical trial as a treatment for acute promyelocytic leukemia (APL). We are evaluating bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plan to seek a partner for further development of bafetinib. In 2011, we completed our strategy of monetizing our non-core assets through the sale of our molecular chaperone technology to Denmark-based Orphazyme ApS in a transaction valued at up to $120 million, and the sale of our 19% interest in SynthRx to ADVENTRX Pharmaceuticals.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds received upon the exercise of options and warrants, and sales of our shares of common stock of our former subsidiary, RXi Pharmaceuticals Corporation.  We also have received limited payments from our strategic partners and licensees.

At December 31, 2011, we had cash and cash equivalents of approximately $18.0 million and marketable securities of $18.1 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future.  The belief is based, in part, upon our currently projected expenditures for 2012 of approximately $23.7 million, which includes approximately $7.0 million for our clinical programs for INNO-206, approximately $5.3 million for our clinical program for tamibarotene, approximately $0.4 million for our clinical programs for bafetinib, approximately $4.5 million for general operation of our clinical programs, and approximately $6.5 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Research and Development

Expenditures for research and development activities related to continuing operations were $15.5 million, $8.5 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, or approximately 67%, 50% and 44%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

Our currently projected expenditures for 2012 include approximately $7.0 million for our clinical programs for INNO-206, approximately $5.3 million for our clinical program for tamibarotene, approximately $0.4 million for our clinical programs for bafetinib, and approximately $4.5 million for general operation of our clinical programs.  The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board (“FASB”) Accounting Codification Standards (“ASC”) ASC 605-25, Revenue Recognition – Multiple-element Arrangements (“ASC 605-25”). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.

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

In August 2006, we received marketable securities, which we subsequently sold for approximately $24.3 million, from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol.  We accounted for the transaction under ASC 730-20, Research and Development Arrangements (“ASC 730-20”). Accordingly, we recorded the value received under the arrangement as deferred service revenue and recognize service revenue, using the proportional performance method of revenue recognition, on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. In August 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized in the third quarter $6.7 million of service revenue representing the remaining deferred revenue and previously un-recognized portion of the value received in the transaction with ALSCRT.  For the year ended December 31, 2009, we recognized approximately $9.4 million of service revenue related to this transaction.  No service revenue related to the ALSCRT transaction was recognized in 2010 or 2011.

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

Stock-based Compensation

Our stock-based employee compensation plans are described in Note 15 of the Notes to our Financial Statements. We have adopted the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity-Base Payments to Non-Employees (“ASC 505-50”), as amended.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding.  Common share equivalents that could potentially dilute basic earnings per share in the future, and that were excluded from the computation of diluted loss per share, totaled approximately 57.7 million shares, 15.4 million shares and 24.4 million shares at December 31, 2011, 2010 and 2009, respectively.

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
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011
Total revenues	$—	$150	$—	$100
Net loss	(6,275)	(3,120)	(558)	(4,472)
Net loss applicable to common stockholders	$(6,275)	$(3,120)	$(558)	$(4,472)
Basic and diluted loss per share applicable to common stock	$(0.06)	$(0.03)	$(0.00)	$(0.03)

2010
Total revenues	$—	$—	$—	$100
Net profit (loss)	(611)	1,294	(4,414)	4,140
Net profit (loss) applicable to common stockholders	$(611)	$1,294	$(4,414)	$4,140
Basic and diluted loss per share applicable to common stock	$(0.01)	$0.01	$(0.04)	$0.04

Quarterly and yearly loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year. In 2011 and 2010, we incurred $1.4 million and $1.6 million, respectively, in employee non-cash compensation expenses.

The comparability of our quarterly financial data may be affected by the same events and items described under “Selected Financial Data” above.

Liquidity and Capital Resources

General

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds received upon the exercise of options and warrants, and sales of our shares of RXi common stock.  We also have received limited payments from our strategic partners and licensees.

At December 31, 2011, we had cash and cash equivalents of approximately $18.0 million and marketable securities of $18.1 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future.  The belief is based, in part, upon our currently projected expenditures for 2012 of approximately $23.7 million, which includes approximately $7.0 million for our clinical programs for INNO-206, approximately $5.3 million for our clinical program for tamibarotene, approximately $0.4 million for our clinical programs for bafetinib, approximately $4.5 million for general operation of our clinical programs, and approximately $6.5 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.  We will be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure you that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Discussion of Operating, Investing and Financing Activities

Net loss for the year ended December 31, 2011 was $14.4 million, and cash used for operating activities for that period was $16.7 million. The net loss for the year reflects $1.4 million for stock option and warrant expense as well as a non-cash gain of $7.9 million on the fair value adjustment of the warrant liability.

Net profit for the year ended December 31, 2010 was $0.4 million, and cash used for operating activities for that period was $14.6 million. The net profit for the year reflects gain of $15.8 million from the sale of RXi shares, $1.6 million for stock option and warrant expense and a non-cash $0.9 million fair value adjustment of the warrant liability.

Net loss for the year ended December 31, 2009 was $4.8 million, and cash used for operating activities for that period was $12.1 million. The net loss for the year reflects $9.4 million of revenue recognized under the 2006 agreement with ALSCRT, $2.9 million for stock option and warrant expense and a non-cash $0.7 million fair value adjustment of the warrant liability.

For the year ended December 31, 2011, $9.4 million was provided by investing activities.  This included $2.5 million net from the proceeds of sales of marketable securities and $6.9 million received from the sale of RXi common shares.

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

Cash provided by financing activities for the year ended December 31, 2011 was $18.9 million, which was attributable to the net proceeds received from our August 2011 public offering.

Cash provided by financing activities for the year ended December 31, 2010 was $0.1 million, which was attributable to the exercise of previously outstanding stock options and warrants.

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

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)(2)	Employment Agreements (3)	Subtotal	Research and Development (4)	Total
2012	$471	$2,753	$3,224	$8,561	$11,785
2013	332	—	332	5,521	5,853
2014	386	—	386	1,342	1,728
2015	55	—	55	—	55
2016 and thereafter	—	—	—	—	—
Total	$1,244	$2,753	$3,997	$15,424	$19,421
____________

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors.

(2)	In 2012, we are entitled to receive $235,000 of future rental income under subleases in place which would be offset against future operating lease obligations

(3)
Employment agreements include management contracts, which have been revised from time to time, provide for minimum salary levels, adjusted annually at the discretion of our Compensation Committee, as well as for minimum bonuses that are payable.

(4)	Research and development obligations relate primarily to clinical trials. Most of these purchase obligations are cancelable upon notice without liabilities to us.

We apply the disclosure provisions of ASC 460, Guarantees (“ASC 460”), to our contractual guarantees and Indemnities.  We have provided contractual indemnities to investors and other parties against possible losses suffered or incurred by the indemnified parties in connection with various types of third-party claims, as well as indemnities to our officers and directors against third party claims arising from the services they provide to us.  To date, we have not incurred material costs as a result of these indemnities, and we do not expect to incur material costs in the future; further, we maintain insurance to cover certain losses arising from these indemnities.  Accordingly, we have not accrued any liabilities in our consolidated financial statements related to these indemnities.

Net Operating Loss Carryforwards

At December 31, 2011, we had federal and state net operating loss carryforwards of $148.0 million and $96.0 million, respectively, available to offset against future taxable income, which expire in 2012 through 2031. As a result of a change in-control that occurred in our shareholder base in July 2002, approximately $13.7 million in federal net operating loss carryforwards became limited in their availability to $363,000 annually. Management currently believes that the remaining $144.3 million in federal net operating loss carryforwards, and the $82.3 million in state net operating loss carryforwards, are unrestricted. However, management is reviewing its recent equity transactions, including its underwritten public offering on July 27, 2011, to determine if they may have resulted in any further restrictions on our net operating loss carryforwards.  As of December 31, 2011, we also had research and development and alternative minimum tax credits for federal and state purposes of approximately $5.7 million and $6.6 million, respectively, available for offset against future income taxes, which expire in 2022 through 2031. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

We incurred a net profit (loss) of ($14.4 million), $0.4 million and ($4.8 million) for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2010 and 2011, we recognized no service revenues.  During 2009, we recognized $9.4 million in service revenues relating to our $24.3 million sale to the ALSCRT of a one-percent royalty interest in the worldwide sales of arimoclomol in August 2006. Pursuant to an amendment signed between us and the beneficiary of the ALSCRT on August 6, 2009, we were released from all restrictions on the use of any proceeds previously paid to us in connection with the arrangement.  As a result, we recognized $6.7 million as service revenue in the third quarter of 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received.

During 2011, 2010 and 2009, we earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2012, we are not anticipating the receipt of any significant service or licensing fees.

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

Research and Development

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Research and development expenses	$15,079	$8,207	$5,621
Non-cash research and development expenses	59	92	62
Impairment loss on fixed assets	—	—	1,187
Employee stock option expense	353	208	672
	$15,491	$8,507	$7,542

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during 2011, 2010 and 2009 relate to our various development programs. In 2011, we initiated a Phase 1b/2 clinical trial with INNO-206 in patients with advanced solid tumors, a Phase 2b clinical trial with INNO-206 in patients with soft tissue sarcomas, while expanding the number of sites in our international Phase 2 clinical trial with tamibarotene in patients with non-small-cell lung cancer, or NSCLC, which resulted in an increase in research and development expenses over 2010.  Research and development expenses were similarly higher in 2010 than in 2009, due to the initiation in 2010 of clinical trials with bafetinib and tamibarotene, and our preparations for the clinical trials that were initiated in 2011.  In 2011, our development costs associated included approximately $6.6 million for our clinical programs for INNO-206, approximately $5.0 million for our clinical program for tamibarotene, approximately $0.8 million for our clinical programs for bafetinib, and approximately $3.1 million for general operation of our clinical programs.  None of our research and development costs have ever been capitalized.

As compensation to consultants, and in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded charges of $0.1 million, $0.1 million and $0.1 million in this regard during 2011, 2010 and 2009, respectively. In 2011, we recorded $0.3 million of employee stock option expense, as compared to $0.2 million in 2010 and $0.7 million in 2009.

In 2012, we expect our research and development expenses to increase moderately as a result of our clinical programs with INNO-206 and tamibarotene.

General and administrative expenses

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
General and administrative expenses	$6,293	$6,831	$7,128
Stock, stock option and warrant expenses to non-employees and consultants	92	614	421
Employee stock option expense	932	791	1,579
	$7,317	$8,236	$9,128

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, and excluding depreciation expense, were $6.3 million in 2011, $6.8 million in 2010 and $7.1 million in 2009. The $0.5 million reduction in expenses from 2011 to the prior year was partially due to a reduction in executive bonuses of $0.3 million, and a reduction in professional fees. In 2009, we incurred recruiting fees and additional payroll costs for a Business Development Officer who left in the first quarter of 2010. This additional 2009 expense of $0.2 million, along with additional 2009 professional fees, accounts for the reduction in 2010.

From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever we can measure more reliably. We recorded employee stock option expense of $0.9 million in 2011, $0.8 million in 2010, and $1.6 million in 2009.

Depreciation and amortization

Depreciation and amortization expenses for the years ended December 31, 2011, 2010 and 2009 were $95,517, $107,666, and $475,316, respectively. The depreciation expense reflects the depreciation of our fixed assets and the amortization expenses related to our molecular library.  In 2009, the higher depreciation included depreciation of our laboratory equipment which was disposed of during that year due to the closure of our San Diego facility.

Other Income

In 2011, 2010 and 2009, we recognized non-cash gains of $7.9 million, $0.9 million and $0.7 million, respectively, on the valuation of our warrant derivative liabilities related to warrants issued in August 2011 and July 2009. In 2010 and 2009, we recognized gains of $15.8 and $1.2 million, respectively, on the sale of RXi shares.

Interest income

Interest income was $0.2 million in 2011, $0.3 million in 2010 and $0.3 million in 2009. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market rates.

Recent Accounting Pronouncements

In May 2009 and February 2010, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (“ASC 855-10”), is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted the provisions of ASC 855-10 as required.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosures requirements. We adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on our financial statements.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued a final standard, requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The adoption of this accounting standard did not have an impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, together with the reports thereon of our independent registered public accounting firms, are set forth on pages F-1 to F-20 of this Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal chief executive officer and principal chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011, the end of the period covered by this Annual Report. Based on this evaluation, our principal chief executive officer and principal chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon management’s assessment using the criteria contained in COSO, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report thereon set forth on page F-19, which is incorporated herein by reference.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director(1)	Position
Max Link, Ph.D.	71	III	Director, Chairman of the Board (3) (4)
Steven A. Kriegsman	70	II	Director, Chief Executive Officer, President
Marvin R. Selter	84	II	Director, Vice Chairman of the Board (2) (3) (4)
Louis Ignarro, Ph.D.	70	I	Director
Joseph Rubinfeld, Ph.D.	79	I	Director (2) (4)
Richard L. Wennekamp	69	III	Director (2) (3) (4)
John Caloz	60	—	Chief Financial Officer
Daniel Levitt, M.D., Ph.D.	64	—	Chief Medical Officer
D. Scott Geyer	57	—	Sr. Vice President-Manufacturing
D. Scott Wieland	52	—	Sr. Vice President-Drug Development
Benjamin S. Levin	35	—	General Counsel, Vice President — Legal Affairs and Corporate Secretary
David J. Haen	33	—	Vice President – Business Development
____________

(1)
Our Class III director serves until the 2012 annual meeting of stockholders, our Class I directors serve until the 2013 annual meeting of stockholders and our Class II directors serve until the 2014 annual meeting of stockholders,

(2)	Members of our Audit Committee. Mr. Selter is the Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Mr. Wennekamp is Chairman of the Committee.

(4)	Members of our Compensation Committee. Dr. Rubinfeld is Chairman of the committee.

Max Link, Ph.D, our Chairman of the Board, has been a director since 1996. Dr. Link has been retired from business since 2003. From March 2002 until its acquisition by Zimmer Holdings, Dr. Link served as Chairman and CEO of Centerpulse, Ltd.  From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange Ltd. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link currently serves as a director of Alexion Pharmaceuticals, Inc., Celsion Corporation, Inc. and Discovery Laboratories, Inc., and has previously served on the Boards of Directors of Cell Therapeutics, Inc., Columbia Laboratories, Inc., Human Genome Sciences, Inc. and Protein Design Laboratories.

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

Steven A. Kriegsman has been has been CytRx’s President and Chief Executive Officer and a director since July 2002. He also serves as a director of Galena Biopharma and is Chairman of its Compensation and Transactions Committees. He previously served as Director and Chairman of Global Genomics from June 2000 until 2002. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past five years, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors’ College.

Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been a guest speaker and lecturer at various universities including California Institute of Technology (Caltech), Brown University, and New York University.  Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the California Health Institute, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, the American Association of Dance Companies and the Palisades-Malibu YMCA.

Mr. Kriegsman’s extensive history as a member of management is vital to the Board of Directors’ collective knowledge of our day-to-day operations. Mr. Kriegsman also provides great insight as to how CytRx grew as an organization and his institutional knowledge is an invaluable asset to the Board of Directors in effecting its oversight of CytRx’s strategic plans. Mr. Kriegsman’s presence on the Board of Directors also allows for a flow of information and ideas between the Board of Directors and management.

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

Dr. Rubinfeld served as a senior executive of several large pharmaceutical companies before leaving to co-found SuperGEn and served as Chief Executive Officer or in other senior executive capacities with highly successful companies.  Dr. Rubinfeld’s academic training and business experience enhances the breadth and scope of our Board’s oversight of our company’s management, business, strategic relationships, and other activities, while his vision adds to the long-range planning of our Board of Directors and management.

Richard L. Wennekamp has been a director since October 2003. He retired from Community Bank in June 2008 where he was the Senior Vice President-Credit Administration since October 2002. From September 1980 to July 2002, Mr. Wennekamp was an executive officer of Bank of America Corporation, holding various positions, including Managing Director-Credit Product Executive for the last four years of his 22-year term with the bank. From 1977 through 1980, Mr. Wennekamp was a Special Assistant to former President of the United States, Gerald R. Ford, and the Executive Director of the Ford Transition Office. Prior thereto, he served as Staff Assistant to the President of the United States for one year, and as the Special Assistant to the Assistant Secretary of Commerce of the U.S.

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

Daniel Levitt, M.D., Ph.D. joined us in October 2009 as our Chief Medical Officer.  Dr. Levitt brings more than 24 years of senior management experience, having spearheaded numerous drug development programs to commercialization at leading biotechnology and pharmaceutical companies.  Prior to joining CytRx, Dr. Levitt served from January 2007 to February 2009 as Executive Vice President, Research and Development at Cerimon Pharmaceuticals, Inc.  Prior to that, from August 2003 to April 2006, he was Chief Medical Officer and Head of Clinical and Regulatory Affairs at Dynavax Technologies Corporation, managing clinical trials for four programs and overseeing multi-country regulatory strategies.  From August 2002 to July 2003, Dr. Levitt was Chief Operating Officer and Head of Research and Development at Affymax, Inc., and prior to that he spent six years at Protein Design Labs, Inc., completing his tenure as that firm’s President and Head of Research and Development.  Dr. Levitt’s past experience includes a position as Head of Drug Development at Geron Corporation, and Head of the Cytokine Development Unit and Global Clinical Oncology at Sandoz Pharmaceuticals Ltd., and as Director, Clinical Oncology and Immunology at Hoffmann-LaRoche, Inc.  Dr. Levitt graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Brandeis University.  He earned both his M.D. and his Ph.D. in Biology from the University of Chicago, Pritzker School of Medicine.  Dr. Levitt has received 10 major research awards and authored or co-authored nearly 200 papers and abstracts.

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

Scott Geyer joined CytRx in November 2009 as our Senior Vice President, Manufacturing.  Prior to joining CytRx, he served since May 2009, and also from May 2007 through November 2008, as Vice President, Technical Operations at Cerimon Pharmaceuticals, Inc. He previously served from December 2008 through April 2009 as Senior Vice President, Technical Operations & Product Development at TRF Pharma, Inc., from October 2004 through April 2007 as Vice President, Technical Operation at Xencor, Inc., and from October 2003 through February 2004 as Vice President, Manufacturing and Process Development at BioMarin Pharmaceuticals Inc. Mr. Geyer's past experience includes holding senior positions at Onyx Pharmaceuticals and Protein Design Labs, Inc., as well as positions at Ares-Sorono Group and SmithKline Beckman, among others. Mr. Geyer has co-authored numerous publications in peer reviewed journals.  He holds an M.S. in veterinary microbiology from Texas A&M University and a B.S. in microbiology from the University of Southwestern Louisiana.

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

Our board of directors currently has three committees. The Audit Committee consists of Mr. Selter, Mr. Wennekamp and Dr. Rubinfeld, the Compensation Committee consists of Dr. Rubinfeld, Dr. Link, Mr. Selter and Mr. Wennekamp, and the Nomination and Governance Committee consist of Mr. Wennekamp, Dr. Link and Mr. Selter. Such committees operate under a formal charter, copies of which are available on our website at www.cytrx.com, that governs their duties and conduct.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our executive officers and directors and persons who owns more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that our directors and executive officers and greater than 10% shareholders for 2011 complied with all applicable Section 16(a) filing requirements.

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

Board Leadership Structure

Our Board has placed the responsibilities of Chairman with an independent non-employee member of the Board, which we believe provides better accountability between the Board and our management team.  We believe it is beneficial to have an independent Chairman whose sole responsibility to us is guiding our Board members as they provide leadership to our executive team.  Our Chairman is responsible for communication among the directors; setting the Board meeting agendas in consultation with the President and Chief Executive Officer; and presiding at Board meetings, executive sessions and stockholder meetings.  This delineation of duties allows the President and Chief Executive Officer to focus his attention on managing the day-to-day business of the company.  We believe this structure provides strong leadership for our Board, while positioning our President and Chief Executive Officer as the leader of the company in the eyes of our employees and other stakeholders.

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

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Executive Compensation Program

The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. Generally speaking, the Compensation Committee determines compensation of our Chief Executive Officer and other named executive officers, and those determinations are ratified by our Board of Directors.

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

At the 2011 annual meeting of the shareholders, the shareholders on a non-binding, advisory basis, approved the compensation of our executive officers as disclosed in our 2011 proxy statement. Based upon the results of this shareholder advisory vote, the Compensation Committee has determined to follow the stockholders’ recommendation and to continue to follow its compensation policies and procedures.

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

Each of the corporate goals established and subsequently reviewed by the Compensation Committee results from a collaboration among our named executive officers, including the leadership of our President and Chief Executive Officer and the support of our principal legal, financial, clinical, medical and business development officers.  The Compensation Committee’s assessment of the relative contribution of each named executive officer is based on periodic reports to our full Board of Directors regarding the progress of these business accomplishments and the individual efforts of our named executive officers, and year-end consultations, which include discussions of performance reviews, with our President and Chief Executive Officer that are a normal part of the Compensation Committee’s compensation determinations.  The Compensation Committee employs no objective measure of any individual’s contribution.

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee annually determines the compensation of our named executive officers.  Our President and Chief Executive Officer, or CEO, typically attends all meetings of the Compensation Committee, except for executive sessions.  At the request of the Compensation Committee, our CEO provides his assessment of the performance of our named executive officers, other than himself. Our CEO also takes an active part in the discussions of the compensation of named executive officers other than himself and assists in the development of a review matrix of each executive’s contributions to the goals of the company that forms the basis for some compensation determinations. The Compensation Committee grants due consideration to our CEO’s assessments when making determinations regarding the compensation of our named executive officers.  All Compensation Committee deliberations and determinations regarding the compensation of our CEO are made without the presence of our CEO.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve the company’s business goals, including goals related to the development of the our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. During 2011, the Compensation Committee obtained three industry compensation surveys and used them in its compensation deliberations regarding cash and equity compensation for our executive officers.  The surveys used were an Equilar survey of public companies with a market capitalization between $25 million and $100 million, a survey of public and private life sciences companies of all sizes provided by Radford, and a survey of public and private companies in Los Angeles provided by salary.com (which the Compensation Committee uses to adjust to geographic differences in cost of living).

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

Each year, we determine goals that we hope to achieve in the coming year, both on a corporate and individual basis. Our overall corporate performance as compared to these goals, and an individual’s performance compared to his or her individual goals, primarily drive the recommendations that the Compensation Committee makes with respect to each executive officers’ base salary, cash bonus and equity incentive compensation. Other factors, such as larger macroeconomic conditions of the industry and market in which we compete, as well as strategic business decisions and issues related to key employee retention, also influence compensation decisions. For example, in response to the financial crisis in late 2008, our management and Compensation Committee determined that no executive salary increases would be made in 2009.

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

In establishing performance goals, the Compensation Committee considers whether the goals could possibly result in an incentive for any executives to take unwarranted risks in our company’s business and seeks to avoid creating any such incentives.

Company Performance Goals

For 2011, the Compensation Committee and the Board of Directors approved the following performance goals:

•	Complete clinical trial for bafetinib in patients with CLL and announce results

•
Initiate Phase 1b clinical trial for INNO-206, and potentially initiate a Phase 2 clinical trial in patients with soft tissue sarcomas and work towards initiating clinical development in a further indication

•	Initiate clinical trial of tamibarotene for NSCLC, and evaluate continuation of development for APL

•	Sell or otherwise dispose of molecular chaperone assets

•	Raise working capital through some combination of dispositions of RXi stock or other financing transactions

For 2011, the Compensation Committee determined that each of the corporate goals had either been achieved, or substantial progress towards achievement had been made, and noted the particular contributions of executive officers to the achievement of those goals.

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

For 2011, our Compensation Committee determined that the individual performance scores indicated below were merited by the officer’s respective contributions to our key business achievements discussed above, as well as the performance of their day-to-day responsibilities.  On an officer-by-officer basis, our Compensation Committee also considered the following:

Mr. Kriegsman’s individual performance goals relate primarily to overall corporate objectives, including building stockholder value, managing working capital, management and successful operation of the executive management team, and development of personnel for future success.  Based on those criteria, and noting our successful initiation of several clinical trials and our management of working capital through non-dilutive sales of RXi common stock and a financing in a difficult market climate, the Compensation Committee gave a rating of 1.7 to Mr. Kriegsman.

Mr. Caloz’s individual performance goals relate primarily to achievement of key financial objectives, such as managing and raising working capital, controlling spending, managing accounting personnel and maintaining regulatory compliance.  Based on those criteria, the Compensation Committee noted Mr. Caloz’s role in obtaining needed working capital, his efforts to control expenditures, the continued improvement of our accounting department, and our compliance with filing deadlines, and gave a rating of 1.8 to Mr. Caloz.

Dr. Levitt’s individual performance goals relate primarily to the achievement of key strategic and clinical objectives related to our clinical research programs, including ultimate oversight of the design and execution of our clinical programs, and analysis and implementation of new clinical opportunities improve stockholder value.  Based on those criteria, the Compensation Committee noted Dr. Levitt’s efforts towards our achievement of our key clinical goals, including the initiation of multiple new clinical trials and the announcement of important clinical data, and his development of strategic plans to build value, and gave a rating of 2.1 to Dr. Levitt.

 Mr. Levin’s individual performance goals relate primarily to the management of the company’s legal risk, advice provided to the Board of Directors and management, and maintaining regulatory compliance.  Based on those criteria, the Compensation Committee noted Mr. Levin’s timely and useful advice on key corporate matters that reduced corporate risk, and his work ensuring compliance with various regulations, and gave a rating of 1.6 to Mr. Levin.

Dr. Wieland’s individual performance goals relate primarily to the execution of the objectives related to our clinical development, including planning, initiation, budgeting and management of our clinical programs.  Based on those criteria, the Compensation Committee noted Dr. Wieland’s role in our achievement of key clinical goals, including the initiation of multiple new clinical trials, and gave a rating of 2.8 to Dr. Wieland.

2011 Executive Compensation Components

For 2011, as in recent years, the principal components of compensation for the named executive officers were:

•	base salary;

•	annual bonuses; and

•	equity incentive compensation.

Base Salary

We provide named executive officers and other employees with base salary to compensate them for services rendered during the year. Generally, the base salary element of compensation is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, and reflects our executive officers’ overall sustained performance and contributions to our business.

During its review of base salaries for executives, the Compensation Committee primarily considers:

•	the negotiated terms of each executive’s employment agreement, if any;

•	each executive’s individual performance;

•	an internal review of the executive’s compensation, both individually and relative to other named executive officers; and

•	to a lesser extent, base salaries paid by comparable companies.

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the company’s available resources and the Compensation Committee’s assessment of the individual’s performance. Both assessments are based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. In 2011, the Compensation Committee considered our successful achievement or substantial progress towards our corporate performance goals, but due to the challenging financial environment, and our anticipation of clinical results in 2012 and beyond, the Compensation Committee decided not to increase executive base salary for most executives, except in limited circumstances where an increase was merited by particular individual achievements or changes in job responsibilities. Base salaries were also reviewed in light of the Equilar, Radford and salary.com survey data to validate that they were within acceptable ranges based on market salaries.

Annual and Special Bonuses

As we do not generate significant revenues and have not commercially released any products, the Compensation Committee bases its discretionary annual bonus awards on the achievement of corporate and individual goals, efforts related to extraordinary transactions, effective fund-raising efforts, effective management of personnel and capital resources, and bonuses paid by comparable companies, among other criteria.  Mr. Kriegsman’s employment agreement entitles him to an annual cash bonus in an amount to be determined in our discretion, but not less than $150,000, and Dr. Levitt’s employment agreement provides that his bonus will not be less than 25% of his base salary.  Any cash bonuses to our other named executive officers are entirely in our discretion.

During 2011, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $150,000, and granted cash bonuses to the other named executive officers ranging from $30,000 to $112,500, principally based on their efforts in helping us advance the development of our products and raise capital.

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

No formula is used in setting equity award grants and the determination of whether to grant equity awards, as well as the size of such equity awards, to our executive officers; rather, it involves subjective assessments by our Board of Directors, Compensation Committee and, with respect to executive officers other than himself, our CEO. Generally, annual equity awards are driven by our retention of experienced employees, and we consider individual performance and contributions during the preceding year to the extent our Board of Directors and Compensation Committee believe such factors are relevant. As with base salary and cash bonuses, for2011 our Board of Directors and Compensation Committee also considered data from three surveys in determining equity award grants to our executive officers.

In 2011, the Compensation Committee granted to Mr. Kriegsman nonqualified options to purchase 1,500,000 shares of our common stock at a price of $0.31 per share, which equaled the closing market price on the date of grant. The option vests monthly over three years, unless Mr. Kriegsman’s employment is terminated by us without “cause,” or by Mr. Kriegsman for “good reason,” in which case they vest immediately. In addition, in connection with the annual review of our other named executive officers, the Compensation Committee also granted an aggregate of 1,350,000 stock options to those named executive officers. All of these other stock options had an exercise price equal to the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods.

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

We do not provide any of our executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. As required by his employment agreement, during 2011 we paid insurance premiums with respect to a life insurance policy for Mr. Kriegsman which had a face value of approximately $1.4 million as of December 31, 2011 and under which Mr. Kriegsman’s designee is the beneficiary.  We periodically review the levels of perquisites and other personal benefits provided to our named executive officers, but no changes to these benefits were made during 2011, and we do not expect any such changes in the foreseeable future.

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

In the event of termination without “cause,” the named executive officers will be entitled to a lump-sum payment equal to six months of base salary (24 months in the case of Mr. Kriegsman). Mr. Kriegsman’s employment agreement also provides for our continuation of Mr. Kriegsman’s life insurance and medical benefits during his 24-month severance period. If Mr. Kriegsman’s employment is terminated by us without “cause,” or by Mr. Kriegsman for “good reason,” within two years following a change of control of CytRx, he also would be entitled under his employment agreement to receive a “gross-up” payment equal to the sum of any excise tax on his termination benefits (including any accelerated vesting of his options under our Plans as described below) plus any penalties and interest. In addition, if Mr. Kriegsman’s employment is terminated by us without “cause” or by Mr. Kriegsman for “good reason,” or terminates due to Mr. Kriegsman’s death or disability, his unvested stock options vest immediately.

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

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the ten-year option term. Vesting and exercise rights generally (except in the case of Mr. Kriegsman) cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Our Board of Directors has granted our President and Chief Executive Officer discretion to grant up to 200,000 options to employees upon joining our company, and to make grants from an additional “discretionary pool” of up to 200,000 options during each annual employee review cycle. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones (such as commencement and completion of clinical trials) and attaining other annual corporate goals and objectives. On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of bonus stock, restricted stock and restricted stock units.

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

These policies remained in place throughout 2011, and we expect to continue to follow them for the foreseeable future.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Max Link, Ph.D., Marvin R. Selter and Richard L. Wennekamp served as members of the Compensation Committee during 2011.  Dr. Rubinfeld joined the Compensation Committee on March 9, 2012.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report.

Dr. Joseph Rubinfeld, Chairman	Richard L. Wennekamp	Marvin R. Selter	Dr. Max Link

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2011, 2010 and 2009 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2011, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
President and Chief Executive Officer	2011	700,000	150,000	342,000	10,000	1,202,000
	2010	650,000	450,000	564,750	10,000	1,674,750
	2009	550,000	450,000	906,000	10,000	1,916,000
John Y. Caloz
Chief Financial Officer and Treasurer	2011	335,000	45,000	45,600	—	425,600
	2010	325,000	25,000	37,650	—	387,650
	2009	275,000	80,000	137,750	—	492,750
Daniel Levitt, M.D., Ph.D.
Chief Medical Officer	2011	450,000	112,500	114,000	—	676,500
	2010	375,000	135,000	188,250	—	698,250
	2009	83,894	—	405,000	—	488,894

Benjamin S. Levin General Counsel,
General Counsel, Vice President — Legal	2011	340,000	55,000	57,000	—	452,000
Affairs and Secretary	2010	315,000	85,000	75,300	—	475,300
	2009	276,000	75,000	119,100	—	470,100
Scott Wieland, Ph.D.
Senior Vice President – Drug Development	2011	330,000	30,000	45,600	—	405,600
	2010	315,000	75,000	75,300	—	465,300
	2009	275,000	75,000	105,750	—	455,750
____________

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year.

(2)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment.”  At the 2009 Annual Meeting of Stockholders held on July 1, 2009, our stockholders approved an amendment to our 2000 Long-Term Incentive Plan to allow for a one-time stock option re-pricing program for employees and officers.  Pursuant to the re-pricing program, 3,265,500 eligible stock options held by ten eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of CytRx’s common stock as reported on The NASDAQ Capital Market on the July 1, 2009 completion date of the re-pricing program, and to impose a new option vesting schedule.  The values in this column include the incremental increase in the fair value of the re-priced options over the fair value of the original award. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 13 of the Notes to Financial Statements included in this Annual Report.

(3)	This amount represents life insurance premiums.

2011 Grants of Plan-Based Awards

In 2011, we granted stock options to our named executive officers under our 2008 Stock Incentive Plan as follows:

2011 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)		Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
Steven A. Kriegsman	12/12/2011	1,500,000	(1)	$0.31	$342,000
President and Chief Executive Officer

John Y. Caloz	12/12/2011	200,000	(2)	$0.31	$45,600
Chief Financial Officer and Treasurer

Daniel Levitt, M.D., Ph.D.	12/12/2011	500,000	(2)	$0.31	$114,000
Chief Medical Officer

Benjamin S. Levin	12/12/2011	250,000	(2)	$0.31	$57,000
General Counsel, Vice President — Legal Affairs and Secretary

Scott Wieland, Ph.D.	12/12/2011	200,000	(2)	$0.31	$45,600
Senior Vice President – Drug Development
____________

(1)
Options vest monthly over three years, provided that Mr. Kriegsman remains in our employ through such monthly vesting period, unless Mr. Kriegsman’s employment is terminated by us without “cause” or by Mr. Kriegsman for “good reason,” in which case they vest immediately.

(2)	Options vest monthly over three years, provided that such executive remains in our employ through such monthly vesting period.

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

Awards under the 2000 Plan

The 2000 Plan expired on August 6, 2010, and thus no shares are available for future grant under the 2000 Plan.

Awards under the 2008 Plan

The following is a summary description of financial instruments that may be granted to participants in our 2008 Plan by the Compensation Committee of our Board of Directors. The Compensation Committee to date has only granted stock options to participants in the 2008 Plan.

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

Restricted Stock. The Compensation Committee may make awards of restricted stock, which will be subject to forfeiture to us and other restrictions as the Compensation Committee may impose.

Stock Bonus Awards.  The Compensation Committee may make awards of stock bonus awards in consideration for past services actually rendered, which will be subject to repurchase by us and such other terms as the Compensation Committee may impose.

Limitations on Transfer; Beneficiaries. Stock Option awards under the 2008 Plan may generally not be transferred or assigned by participants other than by will or the laws of descent and distribution.  Awards of Restricted Stock or Stock Bonus awards may be transferred or assigned only upon such terms and conditions as set forth in the award agreeement or as determined by the Compensation Committee in its discretion.

Acceleration Upon Certain Events. In the event of a “Corporate Transaction,” which is a term defined in the 2008 Plan, all outstanding options will become fully vested, subject to the holder’s consent with respect to incentive stock options, and exercisable and all restrictions on all outstanding awards will lapse.   Unless the surviving or acquiring entity assumes the awards in the Corporate Transaction or the stock award agreement provides otherwise, the stock awards will terminate if not exercised at or prior to the Corporate Transaction.

Termination and Amendment

Our Board of Directors or the Compensation Committee may, at any time and from time to time, terminate or amend the Plans without stockholder approval; provided, however, that our board or the Compensation Committee may condition any amendment on the approval of our stockholders if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations. No termination or amendment of the Plans may adversely affect any award previously granted without the written consent of the participants affected. The Compensation Committee may amend any outstanding award without the approval of the participants affected, except that no such amendment may diminish or impair the value of an award.

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2011 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2011:

2011 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price (3) ($)	Option Expiration Date
Steven A. Kriegsman	—	(1)	1,500,000	0.31	12/11/21
President and Chief Executive Officer	250,140	(1)	499,860	1.01	12/14/20
	499,700	(1)	249,300	1.05	12/10/19
	300,000	(1)	—	0.37	11/21/18
	450,000	(1)	—	1.15	4/07/18
	350,000	(1)	—	1.15	4/18/17
	200,000	(1)	—	1.15	6/16/16
	300,000	(1)	—	0.79	5/17/15
	250,000	(2)	—	1.15	6/19/13
	750,000	(2)	—	1.15	6/20/13

John Y. Caloz	—	(1)	200,000	0.31	12/11/21
Chief Financial Officer and Treasurer	16,650	(1)	33,350	1.01	12/14/20
	83,310	(1)	41,690	1.05	12/10/19
	48,610	(1)	1,390	0.30	01/02/19
	50,000	(2)	—	0.37	11/21/18
	25,000	(2)	—	1.15	04/07/18
	25,000	(2)	—	1.15	12/06/17
	75,000	(2)	—	1.15	10/26/17

Daniel Levitt, M.D., Ph.D.	—	(1)	500,000	0.31	12/11/21
Chief Medical Officer	83,400	(1)	166,600	1.01	12/14/20
	361,115	(1)	138,885	1.06	10/11/19

Benjamin S. Levin	—	(1)	250,000	0.31	12/11/21
General Counsel, Vice President — Legal Affairs and Secretary	66,700	(1)	33,300	1.01	12/14/20
	66,650	(1)	33,350	1.05	12/10/19
	100,000	(1)	—	0.37	11/21/18
	100,000	(1)	—	1.15	4/07/18
	100,000	(1)	—	1.15	4/18/17
	90,000	(1)	—	1.15	6/16/16
	150,000	(1)	—	0.79	5/17/15
	160,000	(2)	—	1.15	7/15/14

Scott Wieland, Ph.D.	—	(1)	200,000	0.31	12/11/21
Senior Vice President – Drug Development	66,700	(1)	33,300	1.01	12/14/20
	66,650	(1)	33,350	1.05	12/10/19
	25,000	(2)	—	1.15	11/21/18
	30,000	(2)	—	0.57	07/01/18
	25,000	(2)	—	1.15	12/06/17
	75,000	(2)	—	1.15	4/30/17
____________

(1)
These options vest in 36 equal monthly installments, subject to the option holder’s remaining in our continuous employ through such dates. If Mr. Kriegsman’s employment is terminated by us without “cause” or by Mr. Kriegsman for “good reason,” his unvested options will immediately vest in full.

(2)	These options vest in three annual installments, subject to the option holder’s remaining in our continuous employ through such dates.

(3)	The reported options with prices of $1.15 were re-priced to that exercise price on July 1, 2009.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2011.

Employment Agreements and Potential Payment upon Termination or Change in Control

Employment Agreement with Steven A. Kriegsman

Mr. Kriegsman is employed as our Chief Executive Officer and President pursuant to an employment agreement that was amended as of January 2012 to continue through December 31, 2015. The employment agreement will automatically renew in December 2015 for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.

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

Potential Payment upon Termination or Change in Control for Steven A. Kriegsman

Mr. Kriegsman’s employment agreement contains no provision for payment to him in the event of a change in control of CytRx. If, however, a change in control (as defined in our 2000 Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in his employment agreement), then, in addition to the severance benefits described above, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.

Employment Agreement with Daniel Levitt, M.D., Ph.D.

Daniel Levitt is employed as our Chief Medical Officer pursuant to an employment agreement dated as of January 1, 2012 that expires on December 31, 2012. Dr. Levitt is entitled under his employment agreement to receive an annual base salary of $450,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion, but not to be less than 25% of his 2011 base salary. In the event we terminate Dr. Levitt’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 1, 2012 that expires on December 31, 2012. Mr. Caloz is entitled under his employment agreement to receive an annual base salary of $340,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with Scott Wieland, Ph.D.

Scott Wieland is employed as our Senior Vice President — Drug Development pursuant to an employment agreement dated as of January 1, 2012 that expires on December 31, 2012. Dr. Wieland is paid an annual base salary of $330,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Dr. Wieland’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Benjamin S. Levin

Benjamin S. Levin is employed as our Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement dated as of January 1, 2012 that expires on December 31, 2012. Mr. Levin is paid an annual base salary of $340,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Mr. Levin’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Scott Geyer

Scott Geyer is employed as our Senior Vice President — Manufacturing pursuant to an employment agreement dated as of January 1, 2012 that expires on December 31, 2012. Mr. Geyer is paid an annual base salary of $330,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Mr. Geyer’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2011, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or, for Steven A. Kriegsman, for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment(4)	1,400,000	1,400,000	1,400,000	1,400,000	—
President and Chief	Stock Options (1)	—	—	—	—	—
Executive Officer	Health Insurance (2)	91,700	91,700	91,700	91,700	91,700
	Life Insurance	10,000	10,000	—	10,000	—
	Bonus	300,000	300,000	300,000	300,000	—
	Tax Gross Up (3)	—	—	—	—	—
John Y. Caloz	Severance Payment(4)	170,000	170,000	—	—	—
Chief Financial Officer	Stock Options (1)	—	—	—	—	—
Daniel Levitt, M.D., Ph.D.	Severance Payment(4)	225,000	225,000	—	—	—
Chief Medical Officer
Benjamin S. Levin	Severance Payment	170,000	170,000	—	—	—
General Counsel, Vice President — Legal Affairs and Secretary	Stock Options (1)	—	—	—	—	—
Scott Wieland, Ph.D.	Severance Payment(4)	165,000	165,000	—	—	—
Senior Vice President – Drug Development	Stock Options (1)	—	—	—	—	—
____________

(1)
Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2011, determined by the aggregate difference between the stock price as of December 31, 2011and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2011 for the family health benefits provided to Mr. Kriegsman for a period of two years.

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

Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $12,500 for the Chairman of the Board, $5,000 for the Chairman of the Audit Committee, and $1,500 for the Chairmen of the Nomination and Governance Committee and the Compensation Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee attended, and $1,000 for each other committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee or the Compensation Committee attended and an additional $2,500 for each meeting attended of the audit committee. In June 2011, we granted stock options to purchase 50,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director. The options were vested, in full, upon grant.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2011:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Max Link, Ph.D., Chairman	102,250	26,450	128,700
Marvin R. Selter, Vice Chairman	82,250	26,450	108,700
Louis Ignarro, Ph.D., Director	35,250	26,450	61,700
Joseph Rubinfeld, Ph.D., Director	49,250	26,450	75,700
Richard L. Wennekamp, Director	76,250	26,450	102,700
____________

(1)
Steven A. Kriegsman does not receive additional compensation for his role as a Director. For information relating to Mr. Kriegsman’s compensation as President and Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

(3)
In June 2011, we granted stock options to purchase 50,000 shares of our common stock at an exercise price equal to the current market value of our common stock to each non-employee director, which had a grant date fair value of $26,450 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2000 Long-Term Incentive Plan, which is described in Note 13 of the Notes to Consolidated Financial Statements.

Joseph Rubinfeld, Ph.D. Consulting Agreement

On December 2, 2008, we entered into a written consulting agreement with Joseph Rubinfeld, Ph.D., under which Dr. Rubinfeld agrees to serve as our Chief Scientific Advisor. In exchange, we granted to Dr. Rubinfeld under our 2008 Stock Incentive Plan a ten-year stock option to purchase up to 350,000 shares of our common stock at an exercise price of $0.35 per share, which equaled the market price of our common stock as of the grant date. The fair value of this option grant was $116,900. The stock option vested immediately upon grant as to 50,000 of the option shares and vested as to the remaining option shares in 36 equal monthly installments. We agree in the consulting agreement to pay Dr. Rubinfeld a monthly fee of $1,000. The consulting agreement is terminable at any time by either party upon notice to the other party.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 12, 2012 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 12, 2012 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 148,427,069 shares of our common stock outstanding as of March 12, 2012, excluding treasury shares. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Louis Ignarro, Ph.D.(1)	718,916	*
Steven A. Kriegsman(2)	7,925,339	5.2%
Max Link, Ph.D.(3)	544,848	*
Joseph Rubinfeld, Ph.D.(4)	629,000	*
Marvin R. Selter(5)	722,451	*
Richard L. Wennekamp(6)	381,965	*
Dan Levitt, M.D., Ph.D.(7)	711,135	*
John Y. Caloz (8)	407,431	*
Scott Wieland, Ph.D.(9)	341,113	*
Benjamin S. Levin(10)	936,634	*
All executive officers and directors as a group (eleven persons)(11)	13,493,838	8.6%
____________

(1)	Includes 627,000 shares subject to options or warrants.

(2)	Includes 3,745,563 shares subject to options or warrants. Mr. Kriegsman’s address is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049.

(3)	Includes 284,543 shares subject to options or warrants.

(4)	Includes 629,000 shares subject to options or warrants.

(5)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover. Includes 265,000 shares subject to options or warrants owned by Mr. Selter.

(6)	Includes 265,000 shares subject to options or warrants.

(7)	Includes 611,135 shares subject to options or warrants.

(8)	Includes 375,639 shares subject to options or warrants.

(9)	Includes 341,113 shares subject to options or warrants.

(10)	Includes 903,056 shares subject to options or warrants.

(11)	Includes 8,222,055 shares subject to options or warrants.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors has determined that Messrs. Link, Selter, Rubinfeld, Ignarro and Wennekamp are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) which could be inconsistent with a finding of their independence as members of our board of directors or as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.

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

Applicable Definitions

For purposes of our Audit Committee’s review:

•	“related person” has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K (“Item 404(a)”); and

•	“related person transaction” means any transaction for which disclosure is required under the terms of Item 404(a) involving us and any related persons.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2011, 2010 and 2009.

Audit Fees

The fees for 2011 and 2010 from BDO for professional services rendered for the audit of our annual consolidated financial statements and internal controls over financial reporting, quarterly and S-3 reviews were $347,000 and $343,100, respectively.

Tax Fees

The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $23,325 and $54,125 for 2011 and 2010, respectively.

All Other Fees

No other services were rendered by BDO for 2011 or 2010.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2011 and 2010.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this 10-K:

(1) Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-20 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(2) Financial Statement Schedules

The following financial statement schedule is set forth on page F-20 of this Annual Report.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(b)       Exhibits

See Exhibit Index on page 62 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit Number	Description	Footnote

2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	(n)

3.1	Amended and Restated Certificate of Incorporation of CytRx Corporation, as amended

3.2	Restated By-Laws of CytRx Corporation	(a)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	(b)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	(e)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	(l)

4.4	Securities Purchase Agreement, dated July 24, 2009, between CytRx Corporation and the purchasers listed on the signature pages thereto	(p)

4.5	Form of Common Stock Purchase Warrant to be issued by CytRx Corporation to purchasers under the Securities Purchase Agreement, dated July 24, 2009	(p)

4.6	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated August 1, 2011	(r)

4.7	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated September 7, 2011	(s)

10.1*	CytRx Corporation 2000 Long-Term Incentive Plan	(c)

10.2*	Amendment No. 1 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.3*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.4*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)

10.5*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)

10.6*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan

10.7†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	(d)

10.8	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	(g)

10.9
Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000
(g)

10.10*	Third Amended and Restated Employment Agreement dated May 17, 2005 between CytRx Corporation and Steven A. Kriegsman	(i)

10.11*	Second Amendment to Third Amended and Restated Employment Agreement, dated May 11, 2009, between CytRx Corporation and Steven A. Kriegsman	(v)

10.12*	Third Amendment to Third Amended and Restated Employment Agreement, dated January 1, 2012, between CytRx Corporation and Steven A. Kriegsman

10.13	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(j)

10.14†	NS-187 License Agreement dated December 28, 2005 between Innovive Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd.	(h)

10.15†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	(k)

10.16†	License Agreement dated December 6, 2006 between Innovive Pharmaceuticals, Inc. and TMRC Co., Ltd.	(m)

10.17†	License Agreement dated as of August 28, 2007 between Innovive Pharmaceuticals, Inc. and TMRC Co. Ltd.	(u)

10.18	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(o)

10.19	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(q)

10.20*	Employment Agreement dated January 1, 2012 between CytRx Corporation and Daniel Levitt, M.D., Ph.D.

10.21*	Employment Agreement dated January 1, 2012, between CytRx Corporation and Scott Geyer

10.22*	Employment Agreement dated January 1, 2012, between CytRx Corporation and Benjamin S. Levin

10.23*	Employment Agreement dated January 1, 2012, between CytRx Corporation and Scott Wieland

10.24*	Employment Agreement dated January 1, 2012, between CytRx Corporation and John Y. Caloz

10.25†	Asset Purchase Agreement dated May 13, 2011 by and between CytRx Corporation and Orphazyme ApS	(t)

10.26	Investment Banking Agreement dated February 14, 2012, between CytRx Corporation and Legend Securities, Inc.

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
_______________
* Indicates a management contract or compensatory plan or arrangement.

† Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2008

(b)	Incorporated by reference to the Registrant’s 8-K filed on April 17, 1997

(c)	Incorporated by reference to the Registrant’s Form 10-K filed on March 27, 2001

(d)	Incorporated by reference to the Registrant’s Form 8-K filed on December 21, 2001

(e)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2002

(f)	Incorporated by reference to the Registrant’s Proxy Statement filed June 11, 2002

(g)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004

(h)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) Form 10 filed on April 20, 2006

(i)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005

(j)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005

(k)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-Q filed on November 14, 2006

(l)	Incorporated by reference to the Registrant’s 10-K filed on April 2, 2007

(m)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-K filed on March 21, 2007

(n)	Incorporated by reference to the Registrant’s 8-K filed on June 9, 2008

(o)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2009

(p)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2009

(q)	Incorporated by reference to the Registrant’s 8-K filed on December 4, 2009

(r)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2011

(s)	Incorporated by reference to the Registrant’s 8-K filed on September 13, 2011

(t)	Incorporated by reference to the Registrant’s 10-Q filed on August 9, 2011

(u)	Incorporated by reference to the Quarterly Report on Form 10-Q of CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) filed on November 14, 2007.

(v)	Incorporated by reference to the Registrant’s 10-K filed on July 26, 2011

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 12, 2012	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN A. KRIEGSMAN	Director, President and Chief Executive Officer	March 12, 2012
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 12, 2012
John Y. Caloz	(Principal Financial Officer and Principal Accounting Officer)

/s/ MAX LINK	Chairman of the Board	March 12, 2012
Max Link, Ph.D.

/s/ MARVIN R. SELTER	Vice-Chairman of the Board	March 12, 2012
Marvin R. Selter

/s/ LOUIS IGNARRO	Director	March 12, 2012
Louis Ignarro, Ph.D.

/s/ JOSEPH RUBINFELD	Director	March 12, 2012
Joseph Rubinfeld, Ph.D.

/s/ RICHARD L. WENNEKAMP	Director	March 12, 2012
Richard L. Wennekamp

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,988,590	$6,324,430
Marketable securities	18,057,672	20,567,861
Proceeds from sale of RXi	—	6,938,603
Receivable	175,704	259,006
Income taxes recoverable	—	519,158
Interest receivable	41,275	117,624
Prepaid expenses and other current assets	1,017,799	1,247,145
Total current assets	37,281,040	35,973,827
Equipment and furnishings, net	266,335	319,191
Goodwill	183,780	183,780
Other assets	123,268	220,292
Total assets	$37,854,423	$36,697,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,074,463	$1,027,924
Accrued expenses and other current liabilities	4,786,956	2,663,910
Warrant liabilities	6,738,934	2,437,281
Total current liabilities	13,600,353	6,129,115
Commitment and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 149,060,885 and 109,840,445 shares issued and outstanding at December 31, 2011 and 2010, respectively	149,057	109,840
Additional paid-in capital	237,324,545	229,253,122
Treasury stock, at cost (633,816 shares held, at December 31, 2011 and 2010)	(2,279,238)	(2,279,238)
Accumulated deficit	(210,940,294)	(196,515,749)
Total stockholders’ equity	24,254,070	30,567,975
Total liabilities and stockholders’ equity	$37,854,423	$36,697,090

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenue:
Service revenue	$—	$—	$9,400,397
Licensing revenue	250,000	100,000	100,000
	250,000	100,000	9,500,397
Expenses:
Research and development	15,491,301	8,506,937	7,541,998
General and administrative	7,317,169	8,235,993	9,127,845
Depreciation and amortization	95,517	107,666	475,316
	22,903,987	16,850,596	17,145,159
Loss before other income	(22,653,987)	(16,750,596)	(7,644,762)
Other income:
Interest and dividend income	207,217	303,592	349,490
Other income, net	205,194	95,827	93,950
Gain on warrant derivative liability	7,915,027	933,420	656,905
Gain on sale of affiliate’s shares - RXi Pharmaceutical	—	15,826,217	1,224,951

Net (loss) profit before provision for income taxes	(14,326,549)	408,460	(5,319,466)
Income tax benefit (expense)	(97,996)	—	519,158
Net (loss) profit	$(14,424,545)	$408,460	$(4,800,308)

Basic and diluted (loss) profit per share	$(0.11)	$0.00	$(0.05)
Basic weighted average shares outstanding	125,551,261	109,484,492	99,978,124
Diluted weighted average shares outstanding	125,551,261	111,442,278	99,978,124

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2008	93,978,448	$93,978	$210,007,468	$(192,123,901)	$(2,279,238)	$15,698,307
Common stock and warrants issued in connection with private placements	15,252,040	15,253	14,230,710	—	—	14,245,963
Issuance of stock options/warrants for compensation and services	—	—	2, 867,638	—	—	2,867,638
Common stock issued for services	50,000	50	42,950	—	—	43,000
Options and warrants exercised	258,333	258	292,825	—	—	293,083
Net loss	—	—	—	(4,800,308)	—	(4,800,308)
Balance at December 31, 2009	109,538,821	$109,539	$227,441,591	$(196,924,209)	$(2,279,238)	$28,347,683
Issuance of stock options/warrants for compensation and services	—	—	1,620,088	—	—	1,620,088
Common stock issued for services	50,000	50	44,450	—	—	44,500
Options and warrants exercised	251,624	251	146,993	—	—	147,244
Net profit	—	—	—	408,460	—	408,460
Balance at December 31, 2010	109,840,445	$109,840	$229,253,122	$(196,515,749)	$(2,279,238)	$30,567,975
Issuance of stock options/warrants for compensation and services	—	—	1,387,701	—	—	1,387,701
Common stock and warrants issued in connection with a public offering	39,200,000	39,200	6,683,739	—	—	6,683,739
Options and warrants exercised	17,440	17	(17)	—	—	—
Net loss	—	—	—	(14,424,545)	—	(14,424,545)
Balance at December 31, 2011	149,057,885	$149,057	$237,324,545	$(210,940,294)	$(2,279,238)	$24,254,070

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net profit (loss) attributable to CytRx Corporation	$(14,424,545)	$408,460	$(4,800,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	95,517	107,666	475,316
Retirement of fixed assets	10,206	63,853	103,241
Fair value adjustment of warrant liability	(7,915,027)	(933,420)	(656,905)
Impairment loss on fixed assets	—	—	1,187,305
Non-realized foreign exchange loss	17,834	—	—
Gain on sale of affiliate’s shares	—	(15,826,217)	(1,224,951)
Stock option and warrant expense	1,436,840	1,620,088	2,867,638
Common stock issued for services	—	44,450	43,000
Changes in assets and liabilities:
Accounts receivable	83,302	(119,326)	(12,400)
Interest receivable	76,349	13,155	(130,779)
Income taxes recoverable	519,158	—	303,535
Prepaid expenses and other current assets	277,232	(56,127)	(594,668)
Accounts payable	1,046,539	(38,131)	397,633
Deferred revenue	—	—	(9,400,397)
Accrued expenses and other current liabilities	2,105,212	171,459	(64,454)
Total adjustments	(2,246,838)	(14,952,550)	(7,313,956)
Net cash used in operating activities	(16,671,383)	(14,544,090)	(12,114,264)

Cash flows from investing activities:
Proceeds from matured marketable securities	25,644,481	26,250,000	(22,750,000)
Purchase of marketable securities	(23,134,292)	(24,067,861)	—
Proceeds from sale of fixed assets	—	—	119,929
Proceeds from sale of assets held for sale	—	73,634	—
Proceeds from sale of affiliate’s shares	6,938,603	8,887,614	1,224,951
Purchases of equipment and furnishings	(52,868)	(315,751)	(195,449)
Net cash provided by (used in) investing activities	9,395,924	10,827,636	(21,600,569)

Cash flows from financing activities:
Common stock issued in accordance with financing	18,939,619	—	18,273,568
Net proceeds from exercise of stock options and warrants	—	147,294	293,083
Net cash provided by financing activities	18,939,619	147,294	18,566,651

Net increase (decrease) in cash and cash equivalents	11,664,160	(3,569,160)	(15,148,182)
Cash and cash equivalents at beginning of year	6,324,430	9,893,590	25,041,772
Cash and cash equivalents at end of year	$17,988,590	$6,324,430	$9,893,590

Supplemental disclosures of non-cash financing activities:
Warrants issued in connection with financing	$12,216,680	$—	$4,027,606
Warrants issued for prepaid services	$—	$—	$133,391

The accompanying notes are an integral part of these consolidated financial statements.  See supplemental information on the following page.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology. CytRx’s oncology pipeline includes three programs in clinical development for cancer indications: INNO-206, tamibarotene and bafetinib. With its tumor-targeted doxorubicin conjugate INNO-206, the Company has initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, is completing an ongoing Phase 1b/2 clinical trial for primarily the same indication, and plans to initiate a Phase 2 trial for an undisclosed solid tumor indication in the first half of 2012. The Company’s pipeline also includes tamibarotene, which it is testing in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer, and which is in a clinical trial as a treatment for acute promyelocytic leukemia (APL). CytRx is evaluating bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plans to seek a partner for further development of bafetinib. In 2011, the Company completed its strategy of monetizing its non-core assets through the sale of its molecular chaperone technology to Denmark-based Orphazyme ApS in a transaction valued at up to $120 million, the sale of its 19% interest in SynthRx to ADVENTRX Pharmaceuticals, and the disposition of its remaining shares of RXi Pharmaceuticals in a series of transactions that provided the Company with approximately $17 million in non-dilutive financing.

At December 31, 2011, the Company had cash and cash equivalents of approximately $18.0 million and marketable securities of $18.1 million. Management believes that the Company’s current cash on hand, together with its marketable securities, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for 2012 of approximately $23.7 million (unaudited), which includes approximately $7.0 million (unaudited) for its clinical programs for INNO-206, approximately $5.3 million (unaudited) for its clinical program for tamibarotene, approximately $0.4 million (unaudited) for its clinical programs for bafetinib, approximately $4.5 million (unaudited) for general operation of its clinical programs, and approximately $6.5 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure you that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying Consolidated Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Financial Statements include the accounts of CytRx Corporation and its wholly-owned subsidiaries.

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies, as well as service and grant revenues. Service revenue consists of contract research and laboratory consulting. Grant revenues consist of government and private grants.

Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board (“FASB”) Accounting Classification Standards (“ASC”) ASC 605-25, Revenue Recognition – Multiple-Revenue Arrangements (“ASC 605-25”). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and the Company has no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.

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

In August 2006, the Company received approximately $24.3 million in proceeds from the privately-funded ALS Charitable Remainder Trust (“ALSCRT”) in exchange for the commitment to continue research and development of arimoclomol and other potential treatments for ALS and a one percent royalty in the worldwide sales of arimoclomol. Under the arrangement, the Company retains the rights to any products or intellectual property funded by the arrangement and the proceeds of the transaction are non-refundable. The ALSCRT has no obligation to provide any further funding to the Company.  The Company has concluded that due to the research and development components of the transaction that it is properly accounted for under ASC 730-20, Research and Development Arrangements (“ASC 730-20”). Accordingly, the Company recorded the value received under the arrangement as deferred service revenue and recognized service revenue using the proportional performance method of revenue recognition, meaning that service revenue was recognized on a dollar-for-dollar basis for each dollar of expense incurred for the research and development of arimoclomol and other potential ALS treatments. CytRx believes that this method best approximates the efforts expended related to the services provided. The Company adjusted its estimates of expense incurred for this research and development on a quarterly basis.

Pursuant to an amendment signed between the Company and the beneficiary of the ALSCRT on August 6, 2009, the Company was released from all restrictions on the use of any proceeds previously received by us in connection with the arrangement.  As a result, the Company recognized $6.7 million as service revenue in 2009, which represented the remaining deferred revenue and previously un-recognized portion of the value received. For the year ended December 31, 2009, the Company recognized approximately $9.4 million of service revenue related to this transaction.  No service revenue related to the ALSCRT transaction was recognized in 2010 or 2011.

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

Other Income —  The Company realized a net gain of $0.1 million in each of 2011, 2010 and 2009 on the sub-lease of its New York City rental property inherited on the acquisition of Innovive Pharmaceuticals in 2008.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Marketable securities — Investment securities held by the Company are classified as available for sale.

Proceeds from sale of RXi — In December 2010, the Company sold its remaining RXi shares of 3.1 million for net proceeds of approximately $6.9 million. These funds were deposited in the Company’s cash account on January 6, 2011.

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

Fair Value Measurements — Assets and liabilities recorded at fair value on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$17,073	$—	$—	$17,073
Marketable securities	18,058	—	—	18,058
Warrant Liability	—	—	6,739	6,739

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level II	Level III	Total
Cash equivalents	$5,567	$—	$—	$5,567
Marketable securities	20,568	—	—	20,568
Proceeds from sale of RXi	6,939	—	—	6,939
Warrant Liability	—	—	2,437	2,437

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financing. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). See Warrant Liabilities below.

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

Net Profit (Loss) Per Share — Basic net profit (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net profit (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 57.7 million, 15.4 million, and 24.4 million shares at December 31, 2011, 2010 and 2009, respectively.

Warrant Liabilities —Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our July 2009 and August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 718, Compensation – Stock Compensation (“ASC 718”). The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as gain on warrant derivative liability.

Shares Reserved for Future Issuance — As of December 31, 2011, the Company has reserved approximately 3.9 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.

Stock-based Compensation — The Company’s stock-based employee compensation plans are described in Note 13. The Company has adopted the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 505-50, and ASC 505 Equity (“ASC 505”), as amended.

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

Clinical Trial Expenses — Clinical trial expenses, which are included in research and development expenses, include obligations resulting from the Company’s contracts with various clinical research organizations in connection with conducting clinical trials for its product candidates. The Company recognizes expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. The Company believes that this method best approximates the efforts expended on a clinical trial with the expenses it records. The Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. If its estimates are incorrect, clinical trial expenses recorded in any particular period could vary.

Income Taxes — The Company accounts for income taxes in accordance with the provisions of FASB ASC 740-10, Income Taxes, (“ASC 740”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, a two-step process, the first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions or changes in our assumptions in future periods are recorded in the period they become known.

Concentrations of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company’s investment policy disallows investment in any debt securities rated less than “investment-grade” by national ratings services. The Company has not experienced any losses on its deposits of cash or cash equivalent or its marketable securities. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 approximated $17.1 million.

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

Other comprehensive income/(loss) — The Company follows the provisions of ASC 220, Comprehensive Income (“ASC 220”), which requires separate representation of certain transactions, which are recorded directly as components of shareholders’ equity. The Company has no components of other comprehensive income (loss) and accordingly comprehensive loss is the same as net loss reported.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

4. Receivable

At December 31, 2011, the Company had a receivable of $175,704 primarily related to annual licensing fees due to the Company. At December 31, 2010, the Company had a receivable of $259,006, $98,000 of which related to a nontaxable grant under the Qualifying Therapeutic Discovery Project Program. Due to the certainty of the collectability of the accounts receivable, no allowance was recorded.

5. Prepaid and Other Assets

At December 31, 2011 and 2010, the Company had $123,268 and $220,292, respectively, of non-current other assets, which consist primarily of security deposits on contracts for research and development, prepaid insurance and leases for its facilities.

6. Marketable securities

The Company held $18.1 million of marketable securities at December 31, 2011.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit and these three accounts detailed as follows: $5.1 million with a maturity date of January 12, 2012, $6.0 million with a maturity date of March 29, 2012, and $7.0 million with a maturity date of October 4, 2012. As at December 31, 2010, the Company held $20.6 million of marketable securities.

7. Equipment and Furnishings

Equipment and furnishings at December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Equipment and furnishings	$430	$398
Less — accumulated depreciation	(164)	(79)
Equipment and furnishings, net	$266	$319

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 were $95,517, $107,666 and $475,316, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2011 and 2010 are summarized below (in thousands).

	2011	2010
Professional fees	$286	$423
Research and development costs	4,177	2,031
Wages, bonuses and employee benefits	227	158
Income taxes	—	—
Other	97	52
Total	$4,787	$2,664

9. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financing.  In accordance with the guidance which is now ASC 815-40, the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50.  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as Gain on warrant derivative liability.  The Company recognized gains of $7,915,026, $933,420 and $656,905 in 2011, 2010 and 2009, respectively.

10. Commitments and Contingencies

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

CytRx’s current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)(2)	Employment Agreements (3)	Subtotal	Research and Development (4)	Total
2012	$471	$2,753	$3,224	$8,561	$11,785
2013	332	—	332	5,521	5,853
2014	386	—	386	1,342	1,728
2015	55	—	55	—	55
2016 and thereafter	—	—	—	—	—
Total	$1,244	$2,753	$3,997	$15,424	$19,421

____________

(1)	Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors.

(2)	The Company is entitled to receive future rental income under subleases in place which would be offset against future operating lease obligations as follows: $235,000 in 2012.

(3)
Employment agreements include management contracts which have been revised from time to time.  The employment agreement for the Company’s President and Chief Executive Officer provides for a minimum salary level, which is adjusted annually at the discretion of the Company’s Compensation Committee, as well as for minimum bonuses that are payable.  New employment agreements for the Company’s other executive officers are entered into annually.

(4)	Research and development obligations relate primarily to clinical trials. Most of these purchase obligations are cancelable.

The Company applies the disclosure provisions of ASC 460, Guarantees (“ASC 460”), to its agreements that contain guarantee or indemnification clauses. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications and guarantees give rise only to the disclosure provisions of ASC 460. To date, the Company has not incurred material costs as a result of these obligations and does not expect to incur material costs in the future; further, the Company maintains insurance to cover certain losses arising from these indemnifications. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to these indemnifications or guarantees.

11. Equity Transactions

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

On August 1, 2011, the Company undertook a $20.4 million underwritten public offering in which it sold and issued 39.2 million shares of common stock at a price of $0.51 per share and warrants at a price of $0.01 per warrant to purchase up to approximately 45.1 million shares of common stock at an exercise price of $0.64 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $18.9 million (without giving effect to any proceeds that may in the future be received by the Company upon the underwriters’ exercise of their option to purchase up to an additional 5,880,000 shares of common stock to cover over-allotments).  Immediately after the sale, the Company had approximately 149.1 million shares of common stock outstanding, without giving effect to the possible exercise of the warrants sold in the offering or any of our other outstanding warrants or stock options.

12. Investments in RXi and ADVENTRX Pharmaceuticals

In March 2010, the Company received proceeds from the redemption of 675,000 shares of common stock of its former subsidiary, RXi Pharmaceuticals Corporation, or RXi, for a total of $3.8 million. In June 2010, the Company sold 2.0 million common shares of RXi and in December 2010, disposed of its remaining RXi shares for approximately $6.9 million.

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of ADVENTRX, which it sold on October 11, 2011 for $112,200.  The Company will be entitled to receive an additional 37,000 shares of common stock of ADVENTRX currently held in an escrow established in connection with the acquisition, except to the extent the shares are applied to satisfy potential indemnification obligations to ADVENTRX.  If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.9 million additional ADVENTRX shares. The Company’s ADVENTRX shares are “restricted” securities within the meaning of the federal securities laws and are subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement.

13. Stock Options and Warrants

CytRx Options

The Company has a 2000 Long-Term Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of December 31, 2011, there were approximately 7.2 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of December 31, 2011, there were 6.1 million shares subject to outstanding stock options and 3.9 million shares available for future grant under this plan.

The Company has adopted the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees.

At the 2009 Annual Meeting of Stockholders, which was held on July 1, 2009, the Company’s stockholders approved an amendment to the Company’s 2000 Long-Term Incentive Plan to allow for a one-time stock option re-pricing program for employees and officers.  Pursuant to the re-pricing program, 3,265,500 eligible stock options held by ten eligible employees and officers were amended to reduce the exercise prices of the options to $1.15 per share, which was the closing sale price of the Company’s common stock as reported on the Nasdaq Capital Market on the July 1, 2009 completion date of the re-pricing program, and to impose a new option vesting schedule.  None of the amended options vested immediately.  To the extent a participating employee’s or officer’s eligible options were vested on the amendment date, the amended options vested in full on December 31, 2009, so long as the employee or officer remained in the Company’s employ through that date. To the extent a participating employee’s or officer’s eligible options were unvested as of July 1, 2009, the original scheduled vesting was suspended until December 31, 2009 and resumed after that date, so long as the employee or officer remained in the Company’s employ through such date. The incremental cost of the re-pricing program was approximately $0.4 million.

ASC 718 requires the re-pricing of equity awards to be treated as the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess of the fair value of the modified award determined in accordance with the provisions of ASC 718 over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. ASC 718 provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2011	2010	2009
Risk-free interest rate	1.23%	2.50%	1.95%
Expected volatility	89%	91%	97%
Expected lives (years)	6	6	6
Expected dividend yield	0.00%	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2011, 2010 and 2009, the Company used a calculated volatility for each grant. The Company’s computation of expected lives was estimated using the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the year ended December 31, 2011, the Company has estimated an annualized forfeiture rate of 13% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. For the years ended December 31, 2010 and 2009, the Company has estimated an annualized forfeiture rate of 13% and 14%, respectively, for options granted to its employees, 2% and 2%, respectively, for options granted to senior management and 0% and 0%, respectively,  for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2011, there remained approximately $1.7 million of unrecognized compensation expense related to unvested stock options granted to current and former employees and directors, to be recognized as expense over a weighted-average period of 1.28 years. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options			Weighted Average Exercise Price
	2011	2010	2009	2011	2010	2009
Outstanding — beginning of year	8,877,460	8,012,090	6,409,940	$1.07	$1.99	$1.99
Granted	3,495,000	1,715,500	2,351,000	0.34	0.98	1.00
Exercised	—	(223,633)	(8,333)	—	0.66	0.37
Forfeited	(25,000)	(626,497)	(713,018)	0.99	1.01	2.57
Expired	—	—	(27,499)	—	—	1.07
Outstanding — end of year	12,347,460	8,877,460	8,012,090	0.86	1.07	1.02
Exercisable at end of year	7,492,933	5,701,946	4,998,400	$1.07	$0.99	$1.16
Weighted average fair value of stock options granted during the year:	$0.25	$0.75	$0.77

A summary of the activity for unvested employee stock options as of December 31, and changes during the year is presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2011	2010	2009	2011	2010	2009
Nonvested at January 1,	3,175,514	3,013,690	2,300,100	$0.75	$0.70	$1.52
Granted	3,495,000	1,715,500	2,351,000	0.34	0.75	0.77
Vested	(1,790,987)	(927,179)	(924,392)	0.70	0.75	2.10
Pre-vested forfeitures	(25,000)	(626,497)	(713,018)	0.99	0.62	2.11
Nonvested at December 31,	4,854,527	3,175,514	3,013,690	$0.41	$0.75	$0.70

For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 718 and ASC 505-50.

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

The Company recorded $31,000, $400,000 and $0 of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2011, 2010 and 2009, respectively.

At December 31, 2011, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company’s non-employee stock option activity:

	Stock Options			Weighted Average Exercise Price
	2011	2010	2009	2011	2010	2009
Outstanding — beginning of year	995,000	995,000	995,000	$0.90	$0.91	$0.91
Granted	10,000	395,000	—	0.42	1.22	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	(395,000)	—	—	1.28	—
Outstanding — end of year	1,005,000	995,000	995,000	0.88	0.90	0.91
Exercisable at end of year	880,000	707,541	545,080	$0.85	$1.00	$1.00
Weighted average fair value of stock options granted during the year:	$0.42	$0.87	$0.00

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2011	2010	2009
Risk-free interest rate	2.77%	2.37%	—
Expected volatility	70%	92%	—
Expected lives (years)	10	5	—
Expected dividend yield	0%	0%	—

A summary of the activity for nonvested, non-employee stock options as of December 31, and changes during the years are presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2011	2010	2009	2011	2010	2009
Nonvested at January 1,	287,459	449,920	550,000	$1.98	$1.38	$0.58
Granted	10,000	395,000	—	0.42	0.87	—
Vested	(172,459)	(162,461)	(100,080)	1.23	0.33	0.33
Pre-vested forfeitures	—	(395,000)	—	—	1.12	—
Nonvested at December 31,	125,000	287,459	449,920	$1.11	$1.98	$1.38

The following table summarizes significant ranges of outstanding stock options under the three plans at December 31, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.28 — 1.00	5,647,607	8.51	$0.44	2,339,233	8.62	$0.64
$1.01 — 1.50	7,465,983	5.79	1.14	5,840,831	6.22	1.17
$2.35 — 3.33	175,000	4.46	3.05	175,000	2.55	3.05
	13,288,590	6.93	$0.86	8,355,064	7.09	$1.05

The aggregate intrinsic value of outstanding options as of December 31, 2011 was $0.8 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on December 30, 2011 of $0.28.

CytRx Warrants

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants			Weighted Average Exercise Price
	2011	2010	2009	2011	2010	2009
Outstanding — beginning of year	9,062,074	15,418,178	10,634,848	$1.47	$1.50	$1.40
Granted	45,080,000	1,200,000	6,328,330	0.64	1.80	1.61
Exercised	—	(40,000)	(250,000)	0.76	0.26	1.16
Forfeited	—	—	—	—	—	—
Expired	(2,360,569)	(7,516,104)	(1,295,000)	1.24	2.04	1.28
Outstanding — end of year	51,781,505	9,062,074	15,418,178	0.76	1.47	1.50
Exercisable at end of year	51,781,505	8,762,074	15,418,178	$0.76	$1.50	$1.50
Weighted average fair value of warrants granted during the year:	$0.64	$0.55	$1.61

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2011:

	Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$0.26 — 1.00	46,400,000	4.53	$0.64	46,300,000	$0.64
$1.01 — 2.00	4,896,757	2.61	1.70	4,896,757	1.70
$2.01 — 3.00	324,678	3.83	2.75	324,678	2.75
$3.01 — 3.50	160,000	3.86	3.50	160,000	3.50
	51,781,435	4.35	$0.76	51,681,435	$0.76

14. Sale of Assets

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

17. Income Taxes

At December 31, 2011, the Company had federal and state net operating loss carryforwards of $148.0 million and $96.0 million, respectively, available to offset against future taxable income, which expire in 2012 through 2031. As a result of a change in-control that occurred in the CytRx shareholder base in July 2002, approximately $13.7 million in federal net operating loss carryforwards became limited in their availability to $363,000 annually. Management currently believes that the remaining $144.3 million in federal net operating loss carryforwards, and the $82.3 million in state net operating loss carryforwards, are unrestricted. However, management is reviewing its recent equity transactions such as the company’s underwritten public offering on July 27, 2011 to determine if they may have resulted in any further restrictions on the Company’s net operating loss carryforwards. As of December 31, 2011, CytRx also had research and development and alternative minimum tax credits for federal and state purposes of approximately $5.7 million and $6.6 million, respectively, available for offset against future income taxes, which expire in 2022 through 2031. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$56,025	$38,715
Tax credit carryforwards	10,040	8,663
Equipment, furnishings and other	9,154	8,554

Total deferred tax assets	75,219	55,932
Deferred tax liabilities	(3,868)	(830)
Net deferred tax assets	71,351	55,102
Valuation allowance	(71,351)	(55,102)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2011 and 2010 was $16.2 million and $3.3 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Federal benefit at statutory rate	$(4,996)	$139	$(1,809)
State income taxes, net of Federal taxes	(857)	24	(310)
Permanent differences	6	22	(136)
Book gain in excess of tax gain	—	(3,630)	—
Provision related to change in valuation allowance	16,235	3,278	3,651
Net change in research and development tax credits	—	—	(2,826)
Other, net	(10,290)	167	911
	$98	$—	$(519)

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2011.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the date of adoption of ASC 740 and the year ended December 31, 2011, the tax returns for 2007 through 2011 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2011, 2010 and 2009, the Company had accrued no interest or penalties related to uncertain tax positions.

18. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2010 and 2009 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011
Total revenues	$—	$150	$—	$100
Net loss	(6,275)	(3,120)	(558)	(4,472)
Net loss applicable to common stockholders	$(6,275)	$(3,120)	$(558)	$(4,472)
Basic and diluted loss per share applicable to common stock	$(0.06)	$(0.03)	$(0.00)	$(0.03)

2010
Total revenues	$—	$—	$—	$100
Net income (loss)	(611)	1,294	(4,414)	4,140
Net income (loss) applicable to common stockholders	$(611)	$1,294	$(4,414)	$4,140
Basic and diluted loss per share applicable to common stock	$(0.01)	$0.01	$(0.04)	$0.04

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.

19. Subsequent Events

In February 2012, the Company ssued a warrant to purchase 800,000 shares of its common stock at an exercise price per share of $0.30 in connection with an investment banking agreement. The warrant vested as to 200,000 of the warrant shares upon issuance and as to an additional 200,000 of the warrant shares on each of August 14, 2012, February 14, 2013 and August 14, 2013 provided that the agreement has not been terminated as of such dates, and will be exercisable for a period of five years. In March 2012, the Company issued a warrant to purchase a total of 400,000 shares of its common stock at an exercise price of $0.33 per share, in connection with a consulting agreement.  The warrant will vest as to 100,000 of the warrant shares on each of June 8, 2012, September 8, 2012, December 8, 2012 and March 8, 2013 provided that the agreement has not been terminated as of such dates, and will be exercisable for a period of five years. The issuance of thse warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of CytRx Corporation (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  We have also audited the schedule listed in the accompanying index under Item 15a (2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytRx Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CytRx Corporation
Los Angeles, California

We have audited CytRx Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CytRx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 12, 2012

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2011, 2010 and 2009

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2011	$55,102,000	$—	$16,235,000	$—	$71,351,000
Year ended December 31, 2010	$51,824,000	$—	$3,278,000	$—	$55,102,000
Year ended December 31, 2009	$48,998,000	$—	$2,826,000	$—	$51,824,000