Form 10-Q
period 2012-03-31
CYTRX CORP
filed 2012-05-10
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of May 9, 2012: 148,427,069 shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,916,696	$17,988,590
Marketable securities	15,067,770	18,057,672
Receivable	3,379	175,704
Interest receivable	11,555	41,275
Prepaid expenses and other current assets	800,481	1,017,799
Total current assets	32,799,881	37,281,040
Equipment and furnishings, net	267,432	266,335
Goodwill	183,780	183,780
Other assets	129,566	123,268
Total assets	$33,380,659	$37,854,423
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,609,267	$2,074,463
Accrued expenses and other current liabilities	5,703,486	4,786,956
Warrant liabilities	10,627,100	6,738,934
Total current liabilities	18,939,853	13,600,353
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 149,060,885 shares issued and outstanding at each of March 31, 2012 and December 31, 2011	149,057	149,057
Additional paid-in capital	237,646,160	237,324,545
Treasury stock, at cost (633,816 shares)	(2,279,238)	(2,279,238)
Accumulated deficit	(221,075,173)	(210,940,294)
Total stockholders’ equity	14,440,806	24,254,070
Total liabilities and stockholders’ equity	$33,380,659	$37,854,423

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
License revenue	$—	$—
Expenses:
Research and development	4,401,515	4,820,708
General and administrative	1,914,715	2,049,463
	6,316,230	6,870,171

Loss before other income	(6,316,230)	(6,870,171)
Other income:
Interest income	35,458	55,428
Other income, net	34,059	37,031
Loss (gain) on warrant derivative liability	(3,888,166)	600,473
Loss before provision for income taxes	(10,134,879)	(6,177,239)
Provision for income taxes	—	97,996
Net loss	$(10,134,879)	$(6,275,235)

Basic and diluted net loss per share	$(0.07)	$(0.06)

Basic and diluted weighted-average shares outstanding	148,427,069	109,213,838

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,134,879)	$(6,275,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,184	22,581
Retirement of fixed assets	2,187	2,186
Stock option and warrant expense	321,614	348,328
Fair value adjustment on warrant liability	3,888,166	(600,473)
Changes in assets and liabilities:
Receivable	172,325	99,270
Interest receivable	29,720	49,495
Prepaid expenses and other current assets	211,020	(578,758)
Income taxes recoverable	—	97,996
Accounts payable	534,804	1,398,809
Accrued expenses and other current liabilities	916,530	1,692,156
Net cash used in operating activities	(4,032,329)	(3,743,645)

Cash flows from investing activities:
Net proceeds from sale of marketable securities	2,989,902	1,491,241
Proceeds from sale of assets held for sale	—	—
Proceeds from sale of unconsolidated subsidiary shares	—	6,938,603
Purchases of equipment and furnishings	(29,467)	(8,214)
Net cash provided by investing activities	2,960,435	8,421,630

Net increase (decrease) in cash	(1,071,894)	4,677,985
Cash at beginning of period	17,988,590	6,324,430
Cash at end of period	$16,916,696	$11,002,415

Supplemental disclosure of cash flow information:
Cash received during the period as interest income	$65,178	$42,227

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s oncology pipeline includes three programs in clinical development for cancer indications: INNO-206, tamibarotene and bafetinib. With its tumor-targeted doxorubicin conjugate INNO-206, the Company has initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, is completing an ongoing Phase 1b/2 clinical trial for primarily the same indication, and recently initiated a Phase 2 trial for advanced pancreatic ductual adenocarcinomas. The Company’s pipeline also includes tamibarotene, which it is testing in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer, and which is in a clinical trial as a treatment for acute promyelocytic leukemia (APL). CytRx has evaluated bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plans to seek a partner for further development of bafetinib.

The accompanying condensed financial statements at March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2011 have been derived from the Company’s audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a final standard, requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The adoption of this accounting standard did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.  Marketable Securities

The Company held $15.1 million of marketable securities at March 31, 2012.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit as follows: $5.1 million with a maturity date of July 12, 2012; $7.0 million with a maturity date of October 4, 2012; and $3.0 million on March 28, 2013.

4.  Investment in ADVENTRX Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of ADVENTRX, which it sold on October 11, 2011 for approximately $112,200.  In April 2012, the Company received an additional 38,000 shares of common stock of ADVENTRX that had been held in an escrow established in connection with the acquisition.  If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.9 million additional ADVENTRX shares. The Company’s ADVENTRX shares are “restricted” securities within the meaning of the federal securities laws and are subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement. The Company treats this investment as assets “available for sale”.

5. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 67.0 million shares at March 31, 2012 and 18.9 million shares at March 31, 2011.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financing.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as (Loss) Gain on warrant derivative liability. The Company recognized a (loss) gain of ($3.9 million) and $0.6 million for the three-month periods ended March 31, 2012 and 2011, respectively.

7.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of March 31, 2012, there were approximately 7.2 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  As of March 31, 2012, there were 6.1 million shares subject to outstanding stock options and 3.9 million shares available for future grant under this plan.

The Company has adopted the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 505-50.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended March 31,
	2012	2011
Research and development — employee	$95,124	$83,431
General and administrative — employee	174,072	197,592
Total employee stock-based compensation	$269,196	$281,023

Research and development — non-employee	$—	$21,908
General and administrative — non-employee	52,418	45,397
Total non-employee stock-based compensation	$52,418	$67,305

During the three-month period ended March 31, 2012, the Company issued stock options to purchase 30,000 shares of its common stock. The fair value of the stock options granted in the current three-month period was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

Three Months Ended March 31, 2012
Risk-free interest rate	1.17%
Expected volatility	90.0%
Expected lives (years)	6
Expected dividend yield	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the three-month period ended March 31, 2012, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the three-month period ended March 31, 2012, the contractual term of the options granted was ten years and the Company used six years as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the three-month period ended March 31, 2012, the Company has estimated an annualized forfeiture rate of 14% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

As of March 31, 2012, there remained approximately $1.5 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.18 years. Presented below is the Company’s stock option activity:

	Three Months Ended March 31, 2012
	Number of Options(Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	12,347,460	1,005,000	13,352,460	$0.86
Granted	30,000	—	30,000	0.31
Exercised	—	—	—	—
Forfeited or expired	(110,833)	—	(110,833)	$0.51
Outstanding at March 31, 2012	12,266,627	1,005,000	13,271,627	$0.87
Options exercisable at March 31, 2012	8,004,601	880,000	8,884,601	$1.03

A summary of the unvested stock options as of March 31, 2012, and changes during the three-month period then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2012	4,854,527	125,000	4,979,527	$0.47
Granted	30,000	—	30,000	$0.23
Forfeited or expired	(110,833)	—	(110,833)	$0.38
Vested	(511,668)	—	(511,668)	$0.71
Non-vested at March 31, 2012	4,262,026	125,000	4,387,026	$0.46

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at March 31, 2012:
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$0.30 - 1.00	5,656,477	8.25	$0.44	2,616,757	8.25	$0.57
$1.01 –1.50	7,440,150	5.53	$1.14	6,092,844	5.53	$1.16
$1.51 - 3.33	175,000	4.21	$3.05	175,000	4.21	$3.05
	13,271,627	6.66	$0.87	8,884,601	6.66	$1.03

The aggregate intrinsic value of outstanding options as of March 31, 2012 was $6.3 million, which represents the difference between the fair market value of the underlying shares based on the closing price of the Company’s common stock on March 30, 2012 of $0.40 and the aggregate exercise price of the options.

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

The following table summarizes fair value measurements by level at March 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$15,879	$—	$—	$15,879
Marketable securities	15,068	—	—	15,068
Warrant Liability	—	—	10,627	10,627

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

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The Company’s non-financial assets were not material at March 31, 2012 or March 31, 2011.

9. Sale of Assets

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

10.      Liquidity and Capital Resources

At March 31, 2012, the Company had cash and cash equivalents of approximately $16.9 million and marketable securities of approximately $15.1 million.  Management believes that the Company’s current cash on hand, together with its marketable securities, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2012 and the first three months of 2013 of approximately $26.9 million, which includes approximately $10.0 million for its clinical programs for INNO-206, approximately $5.9 million for its clinical program for tamibarotene, approximately $0.3 million for its clinical programs for bafetinib, approximately $4.0 million for general operation of its clinical programs, and approximately $6.7 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval and successfully commercializes its product candidates, the Company anticipates it will take several years and possibly longer, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, seek to license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company. For example, the Company intends to assess periodically the costs and potential commercial value of its molecular chaperone programs, and depending on these assessments, the Company may determine to enter into one or more strategic partnerships to pursue the development of this technology or an outright sale of the assets.

11. Equity Transactions

On August 1, 2011, the Company undertook a $20.4 million underwritten public offering.  In the offering, the Company sold and issued 39.2 million shares of common stock at a price of $0.51 per share and warrants at a price of $0.01 per warrant to purchase up to approximately 45.1 million shares of common stock at an exercise price of $0.64 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $18.9 million.

On July 8, 2011, the Company effected an increase in the authorized shares of common stock from 175,000,000 shares to 250,000,000 shares and an increase in the designated number of shares of Series A Preferred Stock associated with the Company’s rights plan from 15,000 shares to 25,000 shares.

12. Income Taxes

Our utilization of net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to ownership change provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These provisions limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and income tax following an “ownership change,” defined by Section 382 of the Code to mean a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups.  As a result of our underwritten public offering on August 1, 2011, we experienced an ownership change. The Company is performing a study to determine the extent of the limitation.  Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to our utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our oncology pipeline includes three programs in clinical development for cancer indications: INNO-206, tamibarotene and bafetinib. With our tumor-targeted doxorubicin conjugate INNO-206, we have initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, are completing an ongoing Phase 1b/2 clinical trial for primarily the same indication, and recently initiated a Phase 2 trial for advanced pancreatic ductual adenocarcinomas. Our pipeline also includes tamibarotene, which we are testing in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer (NSCLC), and which is in a clinical trial as a treatment for acute promyelocytic leukemia (APL). We have evaluated bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plan to seek a partner for further development of bafetinib.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 7 of the Notes to Condensed Financial Statements included in this Quarterly Report. We have adopted the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).

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

Net Loss per Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase 67.0 million for the three-month period ended March 31, 2012, and 18.9 million shares for the three-month period ended March 31, 2011, were excluded from the computation of diluted net loss per share where the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our July 2009 and August 2011 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“ASC 815-40”) , the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as gain on warrant derivative liability.

Investment in Adventrx Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which we held a 19.1% interest. As a result of the transaction, we received approximately 126,000 shares of common stock of ADVENTRX, which we sold on October 11, 2011 for approximately $112,200.  In April 2012, we received an additional 37,000 shares of common stock of ADVENTRX that had been held in an escrow account established in connection with the acquisition.  If all of the development milestones under the acquisition agreement were to be achieved, we also would be entitled to receive up to 2.9 million additional ADVENTRX shares. Our ADVENTRX shares are “restricted” securities within the meaning of the federal securities laws and are subject to certain transfer and voting restrictions under a Stockholders' Voting and Transfer Restriction Agreement. This Investment is treated as assets “available for sale”.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2012, we had cash and cash equivalents of approximately $16.9 million and marketable securities of approximately $15.1 million.  Management believes that our current cash on hand, together with our marketable securities, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2012 and the first three months of 2013 of approximately $26.9 million, which includes approximately $10.0 million for our clinical programs for INNO-206, approximately $5.9 million for our clinical program for tamibarotene, approximately $0.3 million for our clinical programs for bafetinib, approximately $4.0 million for general operation of our clinical programs, and approximately $6.7 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize one or more of our product candidates, we anticipate it will take several years and possibly longer, for us to generate significant recurring revenue. We will be dependent on future financing and possible asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company.

We realized a net loss in the quarter ended March 31, 2012 of $10.1 million as compared to a $6.3 million net loss in the quarter ended March 31, 2011, or an increase of $3.8 million.  We recognized no revenues in either of the quarters ended March 31, 2012 or 2011. Our research and development expenditures were approximately $0.4 million lower in the current quarter as compared to the quarter ended March 31, 2011, due primarily to a $0.6 million milestone payment made in association with our tamibarotene development program. There was no appreciable change in our general and administrative expenditures in the current quarter as compared to the quarter ended March 31, 2011. In the current quarter, we recognized a loss of $3.9 million from the change in value of the warrant derivative liability, primarily resulting from the warrants issued in connection with the August 1, 2011 equity financing, as compared to a gain in the comparative period ended March 31, 2011.

In the three-month period ended March 31, 2012, we received $3.0 million of cash from investing activities, as compared to $8.4 million of cash from investing activities in the comparable 2011 period. In the three-month period ended March 31, 2011, we received proceeds from the sale of RXi shares for a total of $6.9 million; there were no such sales in the comparative 2012 period. We received net proceeds from the sale of marketable securities of $3.0 million in the three-month period ended March 31, 2012; in the comparable 2011 period, net proceeds from the sale of marketable securities were $1.5 million. We utilized approximately $29,000 for capital expenditures in the three-month period ended March 31, 2012 as compared to approximately $8,000 in the comparable 2011 period. We do not expect any significant capital spending during the next 12 months.

There was no cash provided by or used in financing activities in either of the three-month periods ended March 31, 2012 or 2011. We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future operating results or future financial condition.

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

Results of Operations

We recorded a net loss of approximately $10.1 million for the three-month period ended March 31, 2012, as compared to a net loss of approximately $6.3 million for the comparative 2011 period. The increase in our net loss during the current three-month period resulted primarily from the loss we incurred from marking to market each quarter-end our warrant derivative liabilities, until they are completely settled.  This loss in the current quarter was $3.9 million as compared to a gain in the comparative quarter of $0.6 million.

We recognized no service revenue for either of the three-month periods ended March 31, 2012 and March 31, 2011. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2012, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended March 31,
	2012	2011
	(In thousands)
Research and development expenses	$4,303	$4,714
Non-cash research and development expenses	—	22
Employee stock option expense	95	83
Depreciation and amortization	4	2
	$4,402	$4,821

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses, and depreciation expense, were $4.3 million for the three-month period ended March 31, 2012, and $4.7 million for the same period in 2011.

Research and development expenses incurred during the three-month period ended March 31, 2012 relate to our various development programs.  In the three-month period ended March 31, 2012, the development expenses of our program for INNO-206 were $2.7 million, the expenses of our program for tamibarotene were $0.8 million, and the expenses of our program for bafetinib were $0.1 million. The remainder of our research and development expenses primarily related to research and development support costs.

We sometimes issue equity securities as compensation to our consultants and in connection with the acquisition of technologies. For financial statement purposes, we record these transactions based on the fair value of the securities, or of the services received, whichever can be measured more reliably.  The value of non-employee options and warrants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $95,000 of employee stock option expense during the three-month period ended March 31, 2012, and $83,000 for the same period in 2011.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2012	2011
	(In thousands)
General and administrative expenses	$1,666	$1,786
Non-cash general and administrative expenses	52	45
Employee stock option expense	174	197
Depreciation and amortization	22	21
	$1,914	$2,049

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.7 million for the three-month period ended March 31, 2012, and $1.8 million for the same period in 2011.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $174,000 of employee stock option expense in the three-month period ended March 31, 2012, as compared to $197,000 for the same period in 2011. We recorded approximately $52,000 of non-employee stock option expense in the three-month period ended March 31, 2012, as compared to $45,000 for the same period in 2011.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $35,000 for the three-month period ended March 31, 2012, as compared to $55,000 for the same period in 2011.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1A. — Risk Factors

We are subject to a number of risks and uncertainties, including the risks and uncertainties discussed below, as well as those described in our Annual Report on Form 10-K for the year ended December 31, 2011 or reflected in any subsequent filings we make with the SEC. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently perceive as immaterial, also may adversely affect us.

We intend to effect a reverse stock split of our outstanding shares, but it may not have the desired effect on our stock price.

In order to be eligible for continued listing on The NASDAQ Capital Market, our common stock must trade at a minimum bid price of $1.00 per share in accordance with Marketplace Rule 4310(c).  As of May 9, 2012, the closing price of our common stock was $0.41 per share.  Accordingly, in order to maintain our NASDAQ listing, we intend to effect a reverse split of our common stock, subject to the approval of a proposed amendment to our Restated Certificate of Incorporation to permit us to do so that is on the agenda for our upcoming Annual Meeting of stockholders to be held on May 14, 2012. The reverse stock split, by itself, is not expected to affect our market capitalization, although there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.  There also is no assurance that any initial increase in market price of our common stock resulting from the reverse stock split can be sustained or that the trading price of our common stock will not decline below the NASDAQ required minimum bid price in the future.

The market price of our common stock is based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. In certain cases, both the total market capitalization of a company and the market price of a share of such company’s common stock following a reverse stock split are lower than they were before the reverse stock split. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 9, 2012	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document