Form 10-Q
period 2012-06-30
CYTRX CORP
filed 2012-08-09
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of August 8, 2012: 21,206,367 shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,859,009	$17,988,590
Marketable securities	15,067,770	18,057,672
Receivable	20,758	175,704
Interest receivable	22,171	41,275
Prepaid expenses and other current assets	918,821	1,017,799
Total current assets	27,888,529	37,281,040
Equipment and furnishings, net	321,102	266,335
Goodwill	183,780	183,780
Other assets	119,921	123,268
Total assets	$28,513,332	$37,854,423
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,232,148	$2,074,463
Accrued expenses and other current liabilities	5,403,039	4,786,956
Warrant liabilities	19,155,292	6,738,934
Total current liabilities	26,790,479	13,600,353
Stockholders’ equity (2011 restated to reflect a 1-7 reverse common stock split, see Note 1):
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 21,296,913 shares issued and outstanding at June 30, 2012 and 21,294,413 shares issued and outstanding at December 31, 2011	21,296	21,294
Additional paid-in capital	238,318,443	237,452,308
Treasury stock, at cost (90,546 shares)	(2,279,238)	(2,279,238)
Accumulated deficit	(234,337,648)	(210,940,294)
Total stockholders’ equity	1,722,853	24,254,070
Total liabilities and stockholders’ equity	$28,513,332	$37,854,423

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
License revenue	$—	$150,000	$—	$150,000

Expenses:
Research and development	2,686,465	1,886,652	7,087,980	6,707,360
General and administrative	2,091,856	2,026,602	4,006,572	4,174,061
	4,778,321	3,913,254	11,094,552	10,881,421

Loss before other income (expense)	(4,778,321)	(3,763,254)	(11,094,552)	(10,731,421)
Other income (expense):
Interest income	27,547	50,270	63,005	105,699
Other income, net	16,491	15,619	50,551	52,650
(Loss) gain on warrant derivative liabilities	(8,528,192)	577,290	(12,416,358)	1,177,762
Loss before provision for income taxes	(13, 262,475)	(3,120,075)	(23,397,354)	(9,395,310)
Provision for income taxes	—	—	—	—
Net loss	$(13,262,475)	$(3,120,075)	$(23,397,354)	$(9,395,310)

Other comprehensive income (net of tax)
Unrealized gain on available-for-sale securities	—	379,260	—	379,260

Comprehensive loss	$(13,262,475)	$(2,740,815)	$(23,397,354)	$(9,016,050)

Basic and diluted net loss per share	$(0.63)	$(0.20)	$(1.10)	$(0.60)

Basic and diluted weighted-average shares outstanding	21,204,499	15,603,867	21,203,754	15,603,812

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(23,397,354)	$(9,395,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,875	45,670
Retirement of fixed assets	4,360	4,372
Stock option and warrant expense	858,937	827,987
Fair value adjustment on warrant liabilities	12,416,358	(1,177,762)
Changes in assets and liabilities:
Receivable	154,946	151,061
Interest receivable	19,105	12,290
Prepaid expenses and other current assets	102,323	(564,867)
Income taxes recoverable	—	519,158
Accounts payable	93,663	405,858
Accrued expenses and other current liabilities	616,083	1,466,170
Net cash used in operating activities	(9,078,704)	(7,705,373)

Cash flows from investing activities:
Net proceeds from sale of marketable securities	2,989,902	1,491,241
Proceeds from sale of unconsolidated subsidiary shares	—	6,938,603
Purchases of equipment and furnishings	(47,979)	(25,725)
Net cash provided by investing activities	2,941,923	8,404,119

Cash flows from financing activities:	7,200	—
Net proceeds from exercise of stock options	7,200	—

Net increase (decrease) in cash	(6,129,581)	698,746
Cash at beginning of period	17,988,590	6,324,430
Cash at end of period	$11,859,009	$7,023,176

Supplemental disclosure of cash flow information:
Fixed assets purchased on credit	$64,022	—
Cash received during the period as interest income	$82,110	$117,988

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s oncology pipeline currently consiste of two programs in clinical development for cancer indications: aldoxorubicin (formerly known as INNO-206) and tamibarotene. With its tumor-targeted doxorubicin conjugate aldoxorubicin, CytRx has initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, has completed its Phase 1b/2 clinical trial primarily in the same indication, recently initiated a Phase 2 trial for patients with advanced pancreatic ductual adenocarcinomas, and plans to meet with the FDA in the second half of 2012 to discuss a potential Phase 3 pivotal trial as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy. Tamibarotene is being tested in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer, and is in a Phase 2 clinical trial as a treatment for acute promyelocytic leukemia (APL). The Company also has completed its evaluation of a third drug candidate, bafetinib, in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plans to seek a partner for further development of bafetinib.

The accompanying condensed financial statements at June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and 2011, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2011 have been derived from the Company’s audited financial statements as of that date.

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

Effective May 15, 2012, the Company completed a 1-for-7 reverse stock split of the Company’s outstanding shares of common stock; no change was made to the per-share par value per share of the common stock or to the number of shares of authorized common stock. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 were effective prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. Marketable Securities

The Company held $15.1 million of marketable securities at June 30, 2012.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit as follows: $5.1 million with a maturity date of July 12, 2012; $7.0 million with a maturity date of October 4, 2012; and $3.0 million with a maturity date of March 28, 2013.

4.  Investment in ADVENTRX Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. In the transaction, the Company received approximately 126,000 shares of common stock of ADVENTRX, which it sold on October 11, 2011 for approximately $112,200.  In April 2012, the Company received an additional 38,000 shares of common stock of ADVENTRX that had been held in an escrow established in connection with the acquisition, which shares were subsequently sold for approximately $18,000.  If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.9 million additional ADVENTRX shares. The Company treated these shares as assets “available for sale”.

5. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 1.0 million for the three-month and six-month periods ended June 30, 2012, and 1.4 million and 0.5 million shares, respectively, for the three-month and six-month periods ended June 30, 2011.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financing, including the underwritten public offering that closed on August 1, 2011.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as (Loss) Gain on warrant derivative liability. The Company recognized a (loss) gain of ($8.5 million) and $0.6 million for the three-month periods ended June 30, 2012 and 2011, respectively, and ($12.4 million) and $1.2 million for the six-month periods ended June 30, 2012 and 2011, respectively.

7.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan under which 1.4 million shares of common stock were originally reserved for issuance.  As of June 30, 2012, there were approximately 1.0 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  The number of shares reserved for issuance under the 2008 Plan was then fixed at 5.0 million shares, after giving effect to the 1-for-7 reverse stock split implemented on May 15, 2012.  As of June 30, 2012, there were 0.9 million shares subject to outstanding stock options and 4.1 million shares available for future grant under this plan.

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

  The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development — employee	$98,242	$87,890	$193,366	$171,321
General and administrative — employee	263,007	343,682	437,079	541,274
Total employee stock-based compensation	$361,249	$431,572	$630,445	$712,595

Research and development — non-employee	$—	$19,576	$—	$41,484
General and administrative — non-employee	176,074	42,908	228,492	88,305
Total non-employee stock-based compensation	$176,074	$62,484	$228,492	$129,789

During the six-month period ended June 30, 2012, the Company issued stock options to purchase 53,502 shares of its common stock. The fair value of the stock options granted in the current six-month period was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Risk-free interest rate	1.54%	2.13%
Expected volatility	89.7% - 97.7%	87.69%
Expected lives (years)	6 - 10	10
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the six-month period ended June 30, 2012, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the six-month period ended June 30, 2012, the contractual term of the options granted was ten years and the Company used between six and ten years as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the six-month period ended June 30, 2012, the Company has estimated an annualized forfeiture rate of 14% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. For the comparative six-month period ended June 30, 2011, the Company had estimated an annualized forfeiture rate of 13% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

As of June 30, 2012, there remained approximately $1.2 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.09 years. Presented below is the Company’s stock option activity:

	Six Months Ended June 30, 2012
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,763,923	143,572	1,907,495	$6.06
Granted	53,502	—	53,502	$2.77
Exercised	(2,500)	—	(2,500)	$2.88
Forfeited or expired	(26,384)	—	(26,384)	$4.97
Outstanding at June 30, 2012	1,788,541	143,572	1,932,113	$5.99
Options exercisable at June 30, 2012	1,238,545	125,715	1,364,260	$6.94

A summary of the unvested stock options as of June 30, 2012, and changes during the six-month period then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2012	693,504	17,857	711,361	$3.28
Granted	53,502	—	53,502	$2.32
Forfeited or expired	(26,384)	—	(26,384)	$3.88
Vested	(173,181)	—	(173,181)	$3.26
Non-vested at June 30, 2012	547,441	17,857	565,298	$3.18

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at June 30, 2012:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$1.96 - 3.00	648,768	8.83	$2.29	245,220	8.83	$2.46
$3.01 –7.00	204,942	5.88	$5.40	195,680	5.88	$5.39
$7.01 –8.50	946,117	5.64	$7.66	791,074	5.64	$7.74
$8.51 – 32.55	132,286	2.33	$12.75	132,286	2.33	$12.75
	1,932,113	6.49	$5.99	1,364,260	6.49	$6.96

The aggregate intrinsic value of outstanding options as of June 30, 2012 was $2.7 million, which represents the difference between the fair market value of the underlying shares based on the closing price of the Company’s common stock on June 29, 2012 of $4.58 and the aggregate exercise price of the options.

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

The following table summarizes fair value measurements by level at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$11,045	$—	$—	$11,045
Marketable securities	15,068	—	—	15,068
Warrant liability	—	—	19,155	19,155

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

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company’s non-financial assets were not material at June 30, 2012 or 2011.

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

10. Liquidity and Capital Resources

At June 30, 2012, the Company had cash and cash equivalents of approximately $11.9 million and marketable securities of approximately $15.1 million.  Management believes that the Company’s current cash on hand, together with its marketable securities, will be sufficient to fund its operations for the forseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2012 and the first six months of 2013 of approximately $23.8 million, which includes approximately $9.3 million for its clinical programs for aldoxorubicin, approximately $5.5 million for its clinical program for tamibarotene, approximately $0.3 million for its clinical programs for bafetinib, approximately $2.4 million for general operation of its clinical programs, and approximately $6.3 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval and successfully commercializes its product candidates, the Company anticipates it will take several years, and possibly longer, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible strategic partnerships or asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, seek to license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company.

11. Equity Transactions

On August 1, 2011, the Company completed a $20.4 million underwritten public offering, in which it sold and issued 39.2 million shares of common stock and warrants to purchase up to approximately 45.1 million shares of common stock at a price of $0.01 per warrant at an exercise price of $0.64 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $18.9 million.

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

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our oncology pipeline currently consists of two  programs in clinical development for cancer indications: aldoxorubicin (formerly known as INNO-206) and tamibarotene. With our tumor-targeted doxorubicin conjugate aldoxorubicin, we have initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, have completed its Phase 1b/2 clinical trial primarily in the same indication, recently initiated a Phase 2 trial for patients with advanced pancreatic ductual adenocarcinomas, and plan to meet with the FDA in the second half of 2012 to discuss a potential Phase 3 pivotal trial as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy. Tamibarotene is being testing in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer, and is in a Phase 2 clinical trial as a treatment for acute promyelocytic leukemia (APL). We also have completed our evaluation of a third drug candidate, bafetinib, in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plan to seek a partner for further development of bafetinib.

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

Net Loss per Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase 1.0 million shares for the three-month and six-month periods ended June 30, 2012, and 1.4 million and 0.5 million shares, respectively, for the three-month and six-month periods ended June 30, 2011, respectively, were excluded from the computation of diluted net income (loss) per share, where the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our July 2009 and August 2011 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“ASC 815-40”), the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the marked to market calculation is shown on the statements of operations as a gain or loss on warrant derivative liability.

Investment in Adventrx Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which we held a 19.1% interest. In the transaction, we received approximately 126,000 shares of common stock of ADVENTRX, which we sold on October 11, 2011 for approximately $112,200.  In April 2012, we received an additional 37,000 shares of common stock of ADVENTRX that had been held in an escrow established in connection with the acquisition, which shares were substantially sold for approximately $18,000.  If all of the development milestones under the acquisition agreement were to be achieved, we also would be entitled to receive up to 2.9 million additional ADVENTRX shares. These shares were treated as assets “available for sale”.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At June 30, 2012, we had cash and cash equivalents of approximately $11.9 million and marketable securities of approximately $15.1 million.  Management believes that our current cash on hand, together with our marketable securities, will be sufficient to fund our operations for the forseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2012 and the first six months of 2013 of approximately $23.8 million, which includes approximately $9.3 million for our clinical programs for aldoxorubicin, approximately $5.5 million for our clinical program for tamibarotene, approximately $0.3 million for our clinical programs for bafetinib, approximately $2.4 million for general operation of our clinical programs, and approximately $6.3 million for other general and administrative expenses. The projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize one or more of our product candidates, we anticipate it will take several years and possibly longer, for us to generate significant recurring revenue. We will be dependent on future financing and possible strategic partnerships or asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company.

We realized a net loss in the quarter ended June 30, 2012 of  $13.3 million as compared to a $3.1 million net loss in the quarter ended June 30, 2011, or an increase of $10.2 million, due principally to a $8.5 million loss on warrant derivative liabilities attributable primarily to the warrants issued in connection with the August 2011 equity financing, as compared to a $0.6 million gain on warrant derivative liability in the comparative period ended June 30, 2011.  We recognized no revenue in the quarter ended June 30, 2012, and $150,000 of licensing revenue in the quarter ended June 30, 2011. Our research and development expenditures were approximately $0.8 million higher in the current quarter as compared to the quarter ended June 30, 2011, due primarily to the increase in our aldoxorubicin development program. There was no appreciable change in our general and administrative expenditures in the current quarter as compared to the quarter ended June 30, 2011.

In the six-month period ended June 30, 2012, we received $2.9 million of cash from investing activities, as compared to $8.4 million of cash from investing activities in the comparable 2011 period. In the six-month period ended June 30, 2011, we received $6.9 million from the sale of shares of RXi Pharmaceuticals Corporation (now known at Galena Biopharma, Inc.). There were no such sales in the comparative 2012 period. We received net proceeds from the sale of marketable securities of $3.0 million in the six-month period ended June 30, 2012; in the comparable 2011 period, net proceeds from the sale of marketable securities were $1.5 million. We utilized approximately $48,000 for capital expenditures in the six-month period ended June 30, 2012 as compared to approximately $26,000 in the comparable 2011 period. We do not expect any significant capital spending during the next 12 months.

We received $7,000 from the exercise of stock options in the six-month period ended June 30, 2012; there was no cash provided by or used in financing activities in the six-month period ended June 30, 2011. We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future operating results or future financial condition.

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

Results of Operations

We recorded a net loss of approximately a net loss of approximately $13.3 million and $23.4 million for the three-month and six-month periods ended June 30, 2012, respectively, as compared to a net loss of approximately $3.1 million and $9.4 million for the three-month and six-month periods ended June 30, 2011, respectively. The increase in our net loss during the current three-month period resulted primarily from a loss on warrant derivative liability of $8.5 million associated with marking to market each quarter-end our warrant derivative liabilities until they are completely settled.  This loss in the current quarter was $8.5 million as compared to a gain in the comparative quarter of $0.6 million.

We recognized no service revenue for the three-month and six-month periods ended June 30, 2012, and licensing revenue of $150,000 for the three-month and six-month periods ended June 30, 2011. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2012, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Research and development expenses	$2,582	$1,777	$6,885	$6,491
Non-cash research and development expenses	—	20	—	41
Employee stock option expense	98	88	193	171
Depreciation and amortization	6	2	10	4
	$2,686	$1,887	$7,088	$6,707

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts. Our research and development expenses, excluding stock option expense, non-cash expenses, and depreciation expense, were $2.6 million and $6.9 million for the three-month and six-month periods ended June 30, 2012, respectively, and $1.8 million and $6.5 million, respectively, for the same periods in 2011.

   Research and development expenses incurred during the three-month and six-month periods ended June 30, 2012 relate to our various development programs.  In the three-month period ended June 30, 2012, the development expenses of our program for aldoxorubicin were $1.2 million, the expenses of our program for tamibarotene were $0.6 million, and the expenses of our program for bafetinib were $0.1 million. The remainder of our research and development expenses primarily related to research and development support costs.

We sometimes issue equity securities as compensation to our consultants and in connection with the acquisition of technologies. For financial statement purposes, we record these transactions based on the fair value of the securities, or of the services received, whichever can be measured more reliably.  The value of non-employee options and warrants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $0.1 million and $0.2 million of employee stock option expense during the three-month and six-month periods ended June 30, 2012, respectively, and $0.1 million and $0.2 million, respectively, for the same periods in 2011.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
General and administrative expenses	$1,633	$1,618	$3,299	$3,504
Non-cash general and administrative expenses	176	43	228	88
Employee stock option expense	263	344	437	541
Depreciation and amortization	20	21	43	41
	$2,092	$2,026	$4,007	$4,174

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.6 million and $3.3 million for the three-month and six-month periods ended June 30, 2012, respectively, $1.6 million and $3.5 million, respectively, for the same periods in 2011.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.3 million  and $0.4 million of employee stock option expense in the three-month and six-month periods ended June 30, 2012, respectively, as compared to $0.3 million and $0.5 million, respectively, for the same periods in 2011. We recorded approximately $0.2 million of non-employee stock option expense in the three-month and six-month periods ended June 30, 2012, respectively, as compared to $43,000 and $88,000, respectively, for the same periods in 2011.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $28,000 and $63,000 for the three-month and six-month periods ended June 30, 2012, respectively, as compared to $50,000 and $106,000, respectively, for the same periods in 2011.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 8, 2012	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document