Form 10-Q
period 2012-09-30
CYTRX CORP
filed 2012-11-09
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of November 8, 2012: 30,417,370 shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,453,637	$17,988,590
Short-term investments	10,000,000	18,057,672
Receivable	82,899	175,704
Interest receivable	25,605	41,275
Prepaid expenses and other current assets	1,200,084	1,017,799
Total current assets	23,762,225	37,281,040
Equipment and furnishings, net	302,316	266,335
Goodwill	183,780	183,780
Other assets	110,469	123,268
Total assets	$24,358,790	$37,854,423
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$2,584,977	$2,074,463
Accrued expenses and other current liabilities	5,297,089	4,786,956
Warrant liabilities	12,718,950	6,738,934
Total current liabilities	20,601,016	13,600,353
Stockholders’ equity (2011 restated to reflect a 1-for-7 reverse common stock split, see Note 1):
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 21,307,916 shares issued and outstanding at September 30, 2012 and 21,294,413 shares issued and outstanding at December 31, 2011	21,308	21,294
Additional paid-in capital	238,769,155	237,452,308
Treasury stock, at cost (90,546 shares)	(2,279,238)	(2,279,238)
Accumulated deficit	(232,753,451)	(210,940,294)
Total stockholders’ equity	3,757,774	24,254,070
Total liabilities and stockholders’ equity	$24,358,790	$37,854,423

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
License revenue	$—	$—	$—	$150,000
Expenses:
Research and development	3,157,656	3,220,098	10,245,637	9,927,458
General and administrative	1,729,893	1,739,148	5,736,464	5,913,209
	4,887,549	4,959,246	15,982,101	15,840,667

Loss before other income	(4,887,549)	(4,959,246)	(15,982,101)	(15,690,667)
Other income:
Interest income	25,034	56,452	88,039	162,151
Other income, net	10,370	28,468	60,921	81,118
Gain (loss) on warrant derivative liability	6,436,342	4,316,560	(5,980,016)	5,494,322

Income (loss) before provision for income taxes	1,584,197	(557,766)	(21,813,157)	(9,953,076)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,584,197	$(557,766)	$(21,813,157)	$(9,953,076)

Other comprehensive income (net of tax) Unrealized gain (loss) on available-for-sale securities	—	(263,340)	—	115,920

Comprehensive income (loss)	$1,584,197	$(821,106)	$(21,813,157)	$(9,837,156)

Basic net income (loss) per share	$0.07	$(0.03)	$(1.03)	$(0.59)

Basic weighted average shares outstanding	21,208,660	19,256,041	21,208,960	16,834,600

Diluted net income (loss) per share	$0.07	$(0.03)	$(1.03)	$(0.59)

Diluted weighted average shares outstanding	21,724,986	19,256,041	21,208,960	16,834,600

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(21,813,157)	$(9,953,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,199	70,498
Retirement of fixed assets	6,257	6,557
Stock option and warrant expense	1,309,660	1,124,514
Fair value adjustment on warrant liability	5,980,016	(5,494,322)
Changes in assets and liabilities:
Receivable	92,805	221,249
Interest receivable	15,670	95,069
Prepaid expenses and other current assets	(169,486)	(1,344,763)
Income taxes recoverable	—	519,158
Accounts payable	506,038	1,809,299
Accrued expenses and other current liabilities	510,133	1,668,488
Net cash used in operating activities	(13,474,865)	(11,277,329)

Cash flows from investing activities:
Net proceeds from sale of marketable securities	8,057,672	9,510,189
Proceeds from sale of unconsolidated subsidiary shares	—	6,938,603
Purchases of equipment and furnishings	(124,960)	(51,429)
Net cash provided by investing activities	7,932,712	16,397,363

Cash flows from financing activities: Net proceeds from exercise of stock options	7,200	—
Net proceeds from the issuance of common shares	—	18,943,119
Net cash provided by financing activities	7,200	18,943,119

Net increase (decrease) in cash	(5,534,953)	24,063,153
Cash at beginning of period	17,988,590	6,324,430
Cash at end of period	$12,453,637	$30,387,583

Supplemental disclosure of cash flow information:
Fixed assets purchased on credit	$4,476	$—
Cash paid during the period for income taxes	$47,334	$—

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. CytRx’s oncology pipeline currently consists of two programs in clinical development for cancer indications: aldoxorubicin (formerly known as INNO-206) and tamibarotene. With its tumor-targeted doxorubicin conjugate aldoxorubicin, CytRx has initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, has completed its Phase 1b/2 clinical trial primarily in the same indication, and recently initiated a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors, a Phase 2 trial for patients with advanced pancreatic ductal adenocarcinomas and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors.  The Company held a positive meeting with the Food and Drug Administration (“FDA”) to discuss a potential Phase 3 pivotal trial as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and is planning to submit a special protocol assessment in the fourth quarter of 2012 with respect to that potential trial. Tamibarotene is being tested in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer, and is in a Phase 2 clinical trial as a treatment for acute promyelocytic leukemia (APL). The Company also has completed its evaluation of a third drug candidate, bafetinib, in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plans to seek a partner for further development of bafetinib.

The accompanying condensed financial statements at September 30, 2012 and for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2011 have been derived from the Company’s audited financial statements as of that date.

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

2.  Recent Accounting Pronouncements

In September, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, Testing Goodwill for Impairment, permitting entities to determine first whether it is necessary to apply the traditional two-step goodwill impairment test, based on qualitative factors.  An entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test; an entity may resume performing the qualitative assessment in any subsequent period.  Also under the amendments, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year.  The Update also includes examples of events and circumstances for an entity to consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which supersede the previous examples of events and circumstances that an entity should consider when testing goodwill for impairment between annual tests.  An entity having a reporting unit with a zero or negative carrying amount will also consider the revised list of factors in determining whether to perform the second step of the impairment test.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In September, 2011, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, providing entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under U.S. generally accepted accounting principles (“GAAP”). The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued, or for non-public entities, have not yet been made available for issuance. Adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

3.  Short-term Investments

The Company held $10.0 million of short-term investments at September 30, 2012.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit as follows: $7.0 million with a maturity date of October 4, 2012; and $3.0 million with a maturity date of March 28, 2013.

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

5. Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted income (loss) per share, totaled 9.1 million shares and 9.6 million shares for the three-month and nine-month periods ended September 30, 2012, respectively, and 9.1 million shares and 2.7 million shares, respectively, for the three-month and nine-month periods ended September 30, 2011.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings, including the underwritten public offering that closed on August 1, 2011.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as gain (loss) on warrant derivative liability. The Company recognized a gain of $6.4 million and $4.3 million for the three-month periods ended September 30, 2012 and 2011, respectively, and a gain (loss) of ($6.0 million) and $5.5 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

7.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan under which 1.4 million shares of common stock were originally reserved for issuance.  As of September 30, 2012, there were approximately 1.0 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  The number of shares reserved for issuance under the 2008 Plan was then fixed at 5.0 million shares, after giving effect to the 1-for-7 reverse stock split implemented on May 15, 2012.  As of September 30, 2012, there were 0.9 million shares subject to outstanding stock options and 4.1 million shares available for future grant under this plan.

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

    The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Research and development — employee	$95,715	$80,581	$289,081	$251,902
General and administrative — employee	177,391	202,957	614,470	744,231
Total employee stock-based compensation	$273,106	$283,538	$903,551	$996,133

Research and development — non-employee	$—	$10,246	$—	$51,730
General and administrative — non-employee	177,617	(11,657)	406,109	76,651
Total non-employee stock-based compensation	$177,617	$(1,411)	$406,109	$128,381

During the nine-month period ended September 30, 2012, the Company issued stock options to purchase 53,502 shares of its common stock. The fair value of the stock options granted in the current nine-month period was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011
Risk-free interest rate	1.54%	2.05%
Expected volatility	89.7% - 97.7%	87.7% - 90.0%
Expected lives (years)	6 - 10	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the nine-month period ended September 30, 2012, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the nine-month period ended September 30, 2012, the contractual term of the options granted was ten years and the Company used between six and ten years as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the nine-month period ended September 30, 2012, the Company has estimated an annualized forfeiture rate of 14% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. For the comparative nine-month period ended September 30, 2011, the Company had estimated an annualized forfeiture rate of 13% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

As of September 30, 2012, there remained approximately $0.9 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 0.98 years. Presented below is the Company’s stock option activity:

	Nine months Ended September 30, 2012
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,763,923	143,572	1,907,495	$6.06
Granted	53,502	—	53,502	$2.77
Exercised	(1,071)	(1,429)	(2,500)	$2.88
Forfeited or expired	(38,528)	—	(38,528)	$4.52
Outstanding at September 30, 2012	1,777,826	142,143	1,919,969	$5.97
Options exercisable at September 30, 2012	1,314,592	124,286	1,438,878	$6.82

A summary of the unvested stock options as of September 30, 2012, and changes during the nine-month period then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2012	693,504	17,857	711,361	$3.28
Granted	53,502	—	53,502	$2.32
Forfeited or expired	(38,528)	—	(38,528)	$3.50
Vested	(245,244)	—	(245,244)	$3.38
Non-vested at September 30, 2012	463,234	17,857	481,091	$3.08

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at September 30, 2012:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$1.96 - 3.00	631,075	8.57	$2.29	281,401	8.57	$2.42
$3.01 –7.00	202,799	5.61	$5.39	196,037	5.61	$5.40
$7.01 –8.50	944,688	5.38	$7.66	826,600	5.38	$7.72
$8.51 – 32.55	141,407	2.08	$12.75	134,840	2.08	$12.75
	1,919,969	6.20	$5.97	1,438,878	6.20	$6.82

    The aggregate intrinsic value of outstanding options as of September 30, 2012 was $1.4 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on
September 28, 2012 of $3.63.

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

   The following table summarizes fair value measurements by level at September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$11,685	$—	$—	$11,685
Short-term investments	10,000	—	—	10,000
Warrant liability	—	—	12,719	12,719

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$17,073	$—	$—	$17,073
Short-term investments	18,058	—	—	18,058
Warrant liability	—	—	6,739	6,739

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

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at September 30, 2012 or 2011.

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

10.      Liquidity and Capital Resources

At September 30, 2012, the Company had cash and cash equivalents of approximately $12.5 million and short-term investments of approximately $10.0 million.  Management believes that the Company’s current cash on hand, together with its short term investments and approximately $21.4 million of net proceeds received from the Company’s underwritten public offering on October 23, 2012 described in Note 13, below, for a total of approximately $43.9 million, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2012 and the first nine months of 2013 of approximately $20.0 million, which includes approximately $7.8 million for its clinical programs for aldoxorubicin, approximately $3.0 million for its clinical program for tamibarotene, approximately $0.2 million for its clinical programs for bafetinib, approximately $2.1 million for general operation of its clinical programs, and approximately $6.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

11. Equity Transactions

On October 23, 2012, the Company completed a $23.0 million underwritten public offering, in which it sold and issued 9.2 million shares of common stock.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $21.4 million.

Effective May 15, 2012, the Company completed a 1-for-7 reverse stock split of the Company’s outstanding shares of common stock; no change was made to the per-share par value per share of the common stock or to the number of shares of authorized common stock.

On August 1, 2011, the Company completed a $20.4 million underwritten public offering, in which it sold and issued 5.6 million shares of common stock and warrants to purchase up to approximately 6.4 million shares of common stock at a price of $0.07 per warrant at an exercise price of $4.48 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $18.9 million.

On July 8, 2011, the Company effected an increase in the authorized shares of common stock from 175,000,000 shares to 250,000,000 shares and an increase in the designated number of shares of Series A Preferred Stock associated with the Company’s rights plan from 15,000 shares to 25,000 shares.

12. Income Taxes

Our utilization of net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to ownership change provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These provisions limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and income tax following an “ownership change,” defined by Section 382 of the Code to mean a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups.  As a result of our underwritten public offerings on August 1, 2011 and October 23, 2012, we experienced an ownership change. The Company is performing a study to determine the extent of the limitation.  Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to our utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

13. Subsequent events

On October 23, 2012, the Company completed a $23.0 million underwritten public offering.  In the offering, the Company sold and issued 9.2 million shares of common stock at a price of $2.50 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $21.4 million.  Immediately after the sale, the Company had approximately 30.5 million shares of common stock outstanding, without giving effect to the possible exercise of any of the Company’s outstanding warrants or stock options.

The following selected pro forma balance sheet data is derived from our balance sheet as of September 30, 2012 and gives retroactive effect to the completion of the underwritten offering, but does not give effect to other events that occurred since September 30, 2012 and thus may not be indicative of our current financial condition. The information should be read in conjunction with our balance sheet as of September 30, 2012 and related notes.

	Actual as of September 30, 2012	Adjustments Related to October 2012 Financing	Pro Forma as of September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,453,637	$21,400,000	$33,853,637
Short-term investments	10,000,000	—	10,000,000
Prepaid and other current assets	1,308,588	—	1,308,588
Total current assets	23,762,225	21,400,000	45,162,225
Non-current assets	596,565	—	596,565
Total assets	$24,358,790	$21,400,000	$45,758,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$20,601,016	$—	$20,601,016

Stockholders’ equity:
Common Stock	21,308	9,200	30,508
Additional paid-in-capital	238,769,155	21,390,800	260,159,955
Treasury stock, at cost	(2,279,238)	—	(2,279,238)
Accumulated deficit	(232,753,451)	—	(232,753,451)
Total stockholders’ equity	3,757,774	21,400,000	25,157,774
Total liabilities and stockholders’ equity	$24,358,790	$21,400,000	$45,758,790

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

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company engaged in the development of high-value human therapeutics, specializing in oncology. Our oncology pipeline currently consists of two programs in clinical development for cancer indications: aldoxorubicin (formerly known as INNO-206) and tamibarotene. With our tumor-targeted doxorubicin conjugate aldoxorubicin, we have initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, have completed our Phase 1b/2 clinical trial primarily in the same indication, and recently initiated a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors, a Phase 2 trial for patients with advanced pancreatic ductal adenocarcinomas and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors.  We held a positive meeting with the Food and Drug Administration (“FDA”) to discuss a potential Phase 3 pivotal trial as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and are planning to submit a special protocol assessment in the fourth quarter of 2012 with respect to that potential trial. Tamibarotene is being testing in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer, and is in a Phase 2 clinical trial as a treatment for acute promyelocytic leukemia (APL). We also have completed our evaluation of a third drug candidate, bafetinib, in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plan to seek a partner for further development of bafetinib.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite-lived intangible assets, research and development expenses and clinical trial expenses and stock-based compensation expense.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase 9.1 million shares and 9.6 million shares, respectively, for the three-month and nine-month periods ended September 30, 2012, and 9.1 million shares and 2.7 million shares, respectively, for the three-month and nine-month periods ended September 30, 2011, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

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

At September 30, 2012, we had cash and cash equivalents of approximately $12.5 million and short term investments of approximately $10.0 million.  Management believes that our current cash on hand, together with our short-term investments, and approximately $21.4 million of net proceeds received from our underwritten public offering on October 23, 2012, for a total of approximately $43.9 million, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2012 and the first nine months of 2013 of approximately $20.0 million, which includes approximately $7.8 million for our clinical programs for aldoxorubicin, approximately $3.0 million for our clinical program for tamibarotene, approximately $0.2 million for our clinical programs for bafetinib, approximately $2.1 million for general operation of our clinical programs, and approximately $6.9 million for other general and administrative expenses. The projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

We recorded a net income in the quarter ended September 30, 2012 of $1.6 million as compared to a net loss of $0.6 million in the quarter ended September 30, 2011, or an increase of $2.2 million, due principally to a $6.4 million gain on warrant derivative liability attributable primarily to the warrants issued in connection with the August 2011 equity financing, as compared to a $4.3 million gain on warrant derivative liability in the comparative period ended September 30, 2011.  There were no appreciable changes in our research and development or our general and administrative expenditures in the current quarter as compared to the quarter ended September 30, 2011.

In the nine-month period ended September 30, 2012, we received $7.9 million of cash from investing activities, as compared to $16.4 million of cash from investing activities in the comparable 2011 period. In the nine-month period ended September 30, 2011, we received $6.9 million from the sale of shares of RXi Pharmaceuticals Corporation (now known at Galena Biopharma, Inc.). There were no such sales in the comparative 2012 period. We received net proceeds from the sale of marketable securities of $8.1 million in the nine-month period ended September 30, 2012; in the comparable 2011 period, net proceeds from the sale of marketable securities were $9.5 million. We utilized approximately $0.1 million for capital expenditures in the nine-month period ended September 30, 2012 as compared to approximately $51,000 in the comparable 2011 period. We do not expect any significant capital spending during the next 12 months.

We received $7,200 from the exercise of stock options in the nine-month period ended September 30, 2012; in the nine-month period ended September 30, 2011, we realized net proceeds of approximately $18.9 million from an underwritten public offering. We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future operating results or future financial condition.

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

Results of Operations

We recorded net income of approximately $1.6 million and a net loss of approximately $21.8 million for the three-month and nine-month periods ended September 30, 2012, respectively, as compared to a net loss of approximately $0.6 million and $10.0 million for the three-month and nine-month periods ended September 30, 2011, respectively. The increase in our net income during the current three-month period resulted from a gain on warrant derivative liability of $6.4 million associated with marking to market each quarter-end our warrant derivative liabilities until they are completely settled, as compared to a similar gain of $4.3 million in the comparative 2011 quarter.

We recognized no service revenue for the three-month and nine-month periods ended September 30, 2012, and licensing revenue of $0 and $150,000 for the three-month and nine-month periods ended September 30, 2011, respectively. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2012, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Research and development expenses	$3,052	$3,126	$9,937	$9,616
Non-cash research and development expenses	—	10	—	52
Employee stock option expense	96	81	289	252
Depreciation and amortization	10	3	20	7
	$3,158	$3,220	$10,246	$9,927

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses,  and depreciation expense, were $3.1 million and $9.9 million for the three-month and nine-month periods ended September 30, 2012, respectively, and $3.1 million and $9.6 million, respectively, for the same periods in 2011.

Research and development expenses incurred during the three-month and nine-month periods ended September 30, 2012 relate to our various development programs.  In the three-month period ended September 30, 2012, the development expenses of our program for aldoxorubicin were $1.7 million, the expenses of our program for tamibarotene were $0.7 million, and the expenses of our program for bafetinib were $0.03 million. The remainder of our research and development expenses primarily related to research and development support costs.

We sometimes issue equity securities as compensation to our consultants and in connection with the acquisition of technologies. For financial statement purposes, we record these transactions based on the fair value of the securities, or of the services received, whichever can be measured more reliably.  The value of non-employee options and warrants are marked to market using the Black-Scholes option-pricing model and most of the compensation expense recognized or recovered during the period is adjusted accordingly. We recorded $0.1 million and $0.3 million of employee stock option expense during the three-month and nine-month periods ended September 30, 2012, respectively, and $0.1 million and $0.3 million, respectively, for the same periods in 2011.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
General and administrative expenses	$1,350	$1,525	$4,649	$5,029
Non-cash general and administrative expenses	178	(11)	406	77
Employee stock option expense	177	203	614	744
Depreciation and amortization	25	22	67	63
	$1,730	$1,739	$5,736	$5,913

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.4 million and $4.6 million for the three-month and nine-month periods ended September 30, 2012, respectively, $1.5 million and $5.0 million, respectively, for the same periods in 2011. The professional fees in the 2011 period were higher due to the costs associated with the underwritten public offering.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $0.2 million and $0.6 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2012, respectively, as compared to $0.2 million and $0.7 million, respectively, for the same periods in 2011. We recorded approximately $0.2 million and $0.4 million of non-employee stock option expense in the three-month and nine-month periods ended September 30, 2012, respectively, as compared to $0 and $0.1 million, respectively, for the same periods in 2011.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $25,000 and $88,000 for the three-month and nine-month periods ended September 30, 2012, respectively, as compared to $56,000 and $0.2 million, respectively, for the same periods in 2011.  This was as a result of lower cash balances in the current 2012 periods, as well as a lower rate of return on our cash investments in 2012.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: November 8, 2012	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document