Form 10-K
period 2012-12-31
CYTRX CORP
filed 2013-03-11
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the Registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 29, 2012 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $79 million.  Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant.  This is not necessarily determinative of affiliate status for other purposes.  The number of outstanding shares of the Registrant's common stock as of March 11, 2013 was 30,517,370, exclusive of treasury shares.

CYTRX CORPORATION
2012 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. BUSINESS

In this Annual Report, we sometimes refer to CytRx Corporation as “CytRx,” to our former subsidiary, RXi Pharmaceuticals Corporation (now known as Galena Biopharma, Inc.), as “RXi,” and to Innovive Pharmaceuticals, Inc., which we acquired in September 2008, as “Innovive.” References in this Annual Report to the “company,” “we,” “us” or “our” refer to CytRx, unless otherwise indicated.

COMPANY OVERVIEW

We are a biopharmaceutical research and development company specializing in oncology.  Our oncology pipeline includes two programs in clinical development for cancer indications:  aldoxorubicin (formerly known as INNO-206) and tamibarotene.  With our tumor-targeted doxorubicin conjugate aldoxorubicin, we have initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, completed a Phase 1b/2 clinical trial primarily in the same indication and initiated a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors.  We held a positive meeting with the Food and Drug Administration (“FDA”) to discuss a potential Phase 3 pivotal trial as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and have submitted a special protocol assessment with respect to that potential trial.  Tamibarotene is being tested in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer.  We completed our evaluation of a third drug candidate, bafetinib, in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (“B-CLL”), and may seek a partner for further development of bafetinib.

We are a Delaware corporation, incorporated in 1985.  Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648.

OUR PRODUCT CANDIDATE PIPELINE

The following table summarizes our product candidates and their current or impending stages of development:

Technology	Product Candidate	Indication(s)	Stage of Development
Doxorubicin conjugate	Aldoxorubicin	Soft tissue sarcomas (second line)	Pivotal Phase 3 Preparation Ongoing
		Soft tissue sarcomas (first line)	Phase 2b
		In combination with doxorubicin in patients with advanced solid tumors	Phase 1b
		Pharmacokinetics in patients with advanced solid tumors	Phase 1
Synthetic retinoid	Tamibarotene	NSCLC (non-small-cell lung cancer)	Phase 2b
		APL (acute promyelocytic leukemia)	Compassionate Use
Tyrosine kinase inhibitor	Bafetinib	B-CLL (B-cell chronic lymphocytic leukemia)	Phase 2 Complete

OUR CLINICAL DEVELOPMENT PROGRAMS

Our current clinical development programs are discussed below.

Aldoxorubicin

Aldoxorubicin (formerly INNO-206) is a tumor-targeted conjugate of the commonly prescribed chemotherapeutic agent doxorubicin. Specifically, it is the (6-Maleimidocaproyl) hydrazone of doxorubicin. Essentially, this chemical is doxorubicin (DOXO) attached to an acid sensitive linker known as EMCH.  We are currently preparing to initiate a potential Phase 3 pivotal trial of aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy and have submitted a special protocol assessment, or “SPA,” with respect to that trial.

Aldoxorubicin for the Treatment of Cancer.  Anthracyclines are a class of drugs that are among the most commonly used agents in the treatment of cancer. Doxorubicin, the first anthracycline to gain FDA approval, has demonstrated efficacy in a wide variety of cancers including breast cancer, lung cancer, sarcomas, and lymphomas. However, due to the uptake of doxorubicin by various parts of the body, it is associated with side effects such as cumulative cardiotoxicity, myelosuppression (decreased production of blood cells by bone marrow), gastrointestinal disorders, mucositis (inflammation of the mucous membranes lining the digestive tract, including the mouth), stomatitis (inflammation of the mouth’s soft tissue), and extravasation (the leakage of intravenous drugs from the vein into the surrounding tissue).

We believe aldoxorubicin has attributes that may improve on native doxorubicin, including the potential to reduce adverse events and improve efficacy and the ability to target the tumor more accurately than native doxorubicin.

Our postulated mechanism of action for aldoxorubicin is as follows:

•	after administration, aldoxorubicin rapidly binds circulating albumin through the EMCH linker;

•	circulating albumin preferentially accumulates in tumors, bypassing concentration in other non-tumor sites, including the heart, liver and the gastrointestinal tract;

•	once albumin-bound aldoxorubicin reaches the tumor, the acidic environment of the tumor causes cleavage of the acid sensitive linker; and

•	free doxorubicin is released at the site of the tumor and is taken up by the cancer cells.

Pre-clinical data.  In a variety of preclinical models, aldoxorubicin was superior to doxorubicin at equitoxic doses in its ability to allow an increase in the total doxorubicin dose, its antitumor efficacy and its safety, including a reduction in cardiotoxicity. Animal studies conducted by aldoxorubicin inventor Dr. Felix Kratz, Department of Medical Oncology, Clinical Research, at the Tumor Biology Center in Freiburg, Germany, demonstrated statistically significant efficacy compared to either placebo or native doxorubicin against breast, ovarian, pancreatic and small cell lung cancers growing in immunodeficient mice.

Clinical data.  A Phase 1 study of aldoxorubicin that demonstrated safety and objective clinical responses in several tumor types was completed in 2005 and presented at the March 2006 Krebskongress meeting in Berlin. In this study, doses were administered every three weeks at up to six times the standard dose of doxorubicin without an increase in side effects over those historically observed with native doxorubicin. Twenty-three of 35 evaluable patients had either an objective clinical (partial) response or stable disease. Objective clinical responses were observed in patients with sarcoma, breast, and small cell lung cancers.

We completed a Phase 1b/2 clinical trial with aldoxorubicin in patients with advanced solid tumors and presented favorable data at the American Society for Clinical Oncology Meeting in June 2012. In that Phase 1b/2 clinical trial, clinical benefit (defined as partial response or stable disease of more than four months following up to eight cycles of treatment) with aldoxorubicin at the maximum tolerated dose was shown in 10 of 13 (76.9%) evaluable patients with relapsed or refractory soft tissue sarcoma.

In addition, best response for the 13 evaluable soft tissue sarcoma trial subjects included the following: five (38.5%) achieved partial response, as defined as tumor shrinkage of more than 30%; seven (53.8%) showed prolonged stable disease (defined as tumor shrinkage <30% from baseline or tumor growth <20% from the nadir); eight (61.5%) had tumor shrinkage; and five of eight patients (62.5%) who demonstrated either partial responses or prolonged stable disease after treatment with aldoxorubicin had been previously treated with doxorubicin and had failed to respond. There were no observed cardiac toxicities and no drug-related patient deaths. The most common adverse event, neutropenia, also observed with doxorubicin treatment, resolved prior to the start of the next treatment. Median estimated progression-free survival for advanced soft tissue sarcoma patients in the trial was 6.4 months with a range of 1.0 to more than 10.7 months.

Development Plan.  In December 2011, we initiated our international Phase 2b clinical trial to evaluate the preliminary efficacy and safety of aldoxorubicin as a first-line therapy in patients with advanced soft tissue sarcoma who are ineligible for surgery. The Phase 2b clinical trial will provide the first direct clinical trial comparison of aldoxorubicin with native doxorubicin, the only approved chemotherapy agent for the treatment of soft tissue sarcomas, which is dose-limited due to toxicity, as a first-line therapy.

The Phase 2b clinical trial with aldoxorubicin in patients with soft tissue sarcomas is an international trial under the direction of world-renowned expert in soft tissue sarcoma treatment Sant P. Chawla, M.D., F.R.A.C.P., Director of the Sarcoma Oncology Center in Santa Monica, California.  Dr. Chawla also is acting as principal investigator for our ongoing Phase 1b/2 clinical trial with aldoxorubicin.

The Phase 2b clinical trial's primary objectives are to measure the progression-free survival, tumor response and overall survival of patients with advanced soft tissue sarcomas treated with aldoxorubicin or doxorubicin. This clinical trial also will assess the safety of aldoxorubicin compared to doxorubicin in this patient population through a number of indicators, including the frequency and severity of adverse events. The open-label trial will enroll approximately 105 patients with metastatic, locally advanced or unresectable soft tissue sarcoma at approximately 30 study centers in the United States, Hungary, Romania, Ukraine, Russia, India and Australia.

We held a positive meeting with the Food and Drug Administration (“FDA”) to discuss a potential Phase 3 pivotal trial as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and have submitted a special protocol assessment, or “SPA,” with respect to that potential trial.

In addition, we have initiated a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors.  In 2012, we completed a Phase 2 trial for patients with advanced pancreatic ductal adenocarcinomas who had relapsed or failed to respond to two prior regimens, one regimen containing gemcitabine (Gemzar®) and the other a fluoropyrimidine such as 5-fluorouracil. No objective clinical responses have been observed in 14 patients treated with aldoxorubicin alone, and we are considering testing the combination aldoxorubicin and the commonly-prescribed drug Abraxane for second-line treatment of that indication.

Tamibarotene

Tamibarotene is an orally available, synthetic retinoid rationally designed to overcome resistance and reduce the toxic side effects of differentiation therapy with all-trans retinoic acid, or “ATRA,” a component of the current first-line treatment for acute promyelocytic leukemia, or “APL.”

Tamibarotene for the treatment of NSCLC.  More than 220,000 new cases of lung cancer occur in the United States each year, and more than 1.5 million occur annually worldwide. Deaths due to lung cancer account for the majority of cancer-related deaths and the five-year survival ranges between 8% and 15%. Non-small-cell lung cancer, or “NSCLC,” accounts for approximately 85% of all lung cancers, with the subsets adenocarcinoma representing 35% to 40%, squamous cell carcinoma accounting for 25% to 30% and large cell carcinoma accounting for 10% to 15%.

A Phase 2 clinical trial of 107 patients conducted by Arrieta et al. and published in the peer-reviewed Journal of Clinical Oncology (2010; 28: 3463-3471) compared ATRA added to a regimen of paclitaxel plus cisplatin to a regimen of paclitaxel plus cisplatin alone as a treatment for patients with advanced NSCLC. The group administered ATRA plus the chemotherapy agents showed improved response rates of 55.8% versus 25.4%, and increased progression-free survival of 8.9 months versus 6.0 months. Median overall survival was increased from 9.5 months to 23.5 months when ATRA was added to the above chemotherapy regimen, representing a 14-month median extension of life.

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

Development Plan.  We have initiated an international, randomized Phase 2b clinical trial, in which patients with stage IIIB (with pleural effusions, or fluid in the chest cavity) or stage IV NSCLC will be treated with up to six cycles of paclitaxel plus carboplatin and either tamibarotene or placebo. The primary objective of the clinical trial is to determine the objective response rate (complete and partial responses) and progression-free survival. Secondarily, the study will evaluate overall survival, quality-of-life and the pharmacokinetics of tamibarotene in this population. The clinical trial, which has reached its target enrollment of 140 patients, is being conducted in several clinical sites in the United States, Mexico, Eastern Europe and India.

Tamibarotene for the treatment of APL.  Acute promyelocytic leukemia, or APL, is a rare type of acute myeloid leukemia characterized by the t(15;17) translocation, which fuses the promyelocytic leukemia, or PML, gene on chromosome 15 to the retinoic acid receptor, or “RARa,” gene on chromosome 17. This fusion causes abnormal cell growth. Between 1,200-1,500 individuals are diagnosed with APL each year.

Differentiation therapy with ATRA is the basis for the treatment of APL. Patients that initially respond to front-line therapy with ATRA plus chemotherapy sometimes relapse, but over 90% of these patients will have complete responses to ATRA when added to arsenic trioxide.  Arsenic trioxide is administered intravenously and is associated with significant toxicity, including irregular heartbeat. There currently is no standard of care for patients who do not respond to ATRA and arsenic trioxide, or who respond but subsequently relapse. In 2007, the FDA granted Orphan Drug Designation and Fast Track Designation for the use of tamibarotene in the extremely small number of patients with APL who relapse after treatment with ATRA and chemotherapy, then ATRA plus arsenic trioxide. Even large, major cancer treatment centers, such as M.D. Anderson Cancer Center, may see only one APL patient per year who have relapsed after second line chemotherapy.

Development Plan.  Although there is currently a SPA in place with the FDA for a Phase 2 registration clinical trial, known as STAR-1, to evaluate the efficacy and safety of tamibarotene as a third-line treatment for APL, there are currently no open sites and we are not enrolling patients in the trial.  We do continue to provide tamibarotene to relapsed APL patients on a compassionate need basis.

Bafetinib

Bafetinib (formerly INNO-406) is an orally bioavailable, rationally designed, inhibitor of several Src kinases developed by the Japanese pharmaceutical company Nippon Shinyaku, to overcome some of the limitations of Gleevec and other tyrosine kinase inhibitors in resistant chronic myelogenous leukemia, or CML. In addition to its Bcr-Abl inhibitory properties, bafetinib is a potent and specific inhibitor of Lyn and Fyn kinases. These kinases are reported to be involved in both solid and hematological cancers. Lyn kinase’s involvement in the B-cell signaling pathway led us to evaluate bafetinib in B-cell malignancies such as chronic lymphocytic leukemia (“CLL”).  We hold rights to bafetinib in all territories except Japan.

Bafetinib for B-CLL.  B-cell chronic lymphocytic leukemia, or “B-CLL,” is the most common form of leukemia in adults in Western countries. More than 16,000 new cases of B-CLL are reported in the United States, alone, each year; however up to an estimated 40% of cases may not be reported due to under-diagnosis and lack of placement in cancer registries.

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

We plan to seek a partner for any further development of bafetinib in order to focus our resources on the development of aldoxorubicin and tamibarotene.

Reverse Stock Split

On May 16, 2012, we effected a 1-for-7 reverse stock split of our outstanding shares of common stock and our common stock began trading on The NASDAQ Capital Market on a split-adjusted basis.  All share and per share amounts in this Annual Report have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

Our Separation from RXi Pharmaceuticals Corporation

We formed RXi Pharmaceuticals Corporation (now known as Galena Biopharma, Inc.), or “RXi,” in 2006 to develop our assets related to RNA interference technology.  A dividend of shares of RXi to our stockholders in 2008 reduced our ownership of RXi shares to less than 50%, and we reflected our investment in RXi based on the equity method of accounting. In 2009, the investment balance in RXi was reduced to zero, and we stopped recording our share of losses from RXi.  On June 30, 2010, we sold 2.0 million common shares of RXi and our ownership in RXi was reduced to approximately 3.1 million shares of common stock. We thereafter began to account for those shares as available for sale, and increases or decreases in the value of these shares were included as part of comprehensive income or loss. This investment was shown on the balance sheet at market value, based on RXi’s closing stock price as reported on The Nasdaq Capital Market.  We sold our remaining number of shares of RXi common stock in December 2010.

Innovive Acquisition Agreement

On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage cancer product candidates, including aldoxorubicin and tamibarotene.  Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements.  The earnout merger consideration, if any, will be payable in shares of our common stock, subject to specified conditions, or, at our election, in cash or by a combination of shares of our common stock and cash.  Our common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of our common stock at the time the earnout merger consideration is paid. The earnout will be accrued when earned.

Research and Development

Expenditures for research and development activities related to continuing operations were $12.7 million, $15.5 million and $8.5 million for the years ended December 31, 2012, 2011 and 2010, or approximately 60%, 67%, and 50%, respectively, of our total expenses.  For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Manufacturing

We have no capability to manufacture supplies of any of our products, and rely on third-party manufacturers to produce materials needed for research and clinical trials.  We have contracted with various contract manufacturing facilities for supply of our product candidates, including aldoxorubicin and tamibarotene, and we additionally have an arrangement with TMRC Co., Ltd., or “TMRC,” our licensor of tamibarotene, relating to supply of tamibarotene.

To be commercialized, our products also must be capable of being manufactured in commercial quantities in compliance with stringent regulatory requirements and at an acceptable cost. We intend to rely on third-party manufacturers to produce commercial quantities of any products for which we are able to obtain marketing approval. We have not commercialized any product or demonstrated that any of our product candidates can be manufactured in commercial quantities in accordance with regulatory requirements or at an acceptable cost.

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

Marketing

Our tentative plan is to establish our own sales force and marketing capability in order to commercialize aldoxorubicin and tamibarotene in the U.S. and to seek a marketing partner for commercialization in other territories.

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

As of March 11, 2013, we hold rights in three granted U.S. patents, 53 granted foreign patents, two pending U.S. applications, and five pending foreign patent applications covering aldoxorubicin and related technologies.  Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from KTB Tumorforschungs GmbH to U.S. and foreign patents and patent applications.  Patents and applications that cover pharmaceutical compositions of aldoxorubicin, processes for their production, and their use in treatment methods (e.g., cancer, viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have an unextended patent term until June 2020.

As of March 11, 2013, we hold exclusive licenses from TMRC in one U.S. patent, one Canadian patent, and one European patent covering various crystal forms of tamibarotene, pharmaceutical compositions comprising these crystal forms, and methods for their production; and two pending U.S. applications, five granted foreign patents, and one pending European application covering pharmaceutical compositions comprising combinations of tamibarotene with other anti-cancer drugs.  We also hold exclusive licenses in one granted U.S. patent, one allowed Canadian patent application, one pending European patent application and one pending Mexican patent application covering a capsule preparation of tamibarotene and its use for blood cancer and solid cancer.  Patents and applications that cover various crystal forms of tamibarotene, pharmaceutical compositions comprising these crystal forms, and methods for their production have an unextended patent term until August 2021.  Patents and applications that cover combinations of tamibarotene with other anti-cancer drugs have an unextended patent term until February 2027.  Patents and applications that cover capsule preparation of tamibarotene and its use for blood cancer and solid cancer have an unextended patent term until March 2028.

As of March 11, 2013, our exclusive license from Nippon Shinyaku to bafetinib and related technologies includes two granted U.S., 30 granted foreign patents applications, and three pending foreign applications.  Patents and applications that cover bafetinib, pharmaceutical compositions of bafetinib, and their use in treating leukemia have an unextended patent term until June 2023 or December 2024.

LICENSE AGREEMENTS

Aldoxorubicin

We have an agreement with KTB Tumorforschungs GmbH, or “KTB,” for the license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin.  The license is exclusive and worldwide, applies to all product that may be subject to the licensed intellectual property and may be used in all fields of use. We may sublicense the intellectual property in our sole discretion. The agreement also grants us an option to include within the license any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology and the right of first refusal on any license that KTB wishes to make to a third party regarding any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.

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

Under the agreement for North American rights, we must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of up to ¥ 490 million, or $5.71 million, upon meeting clinical, regulatory, and sales milestones up to and including the first commercial sale of the product for the treatment of APL. Further milestone payments may become due upon certain events related to other indications.

Under the agreement for European rights, we must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of ¥ 480 million, or $5.59 million, upon meeting clinical, regulatory and sales milestones up to and included the first commercial sale of the product for treatment of APL. Further milestone payments may become due upon certain events related to other indications.

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

The agreement includes covenants that require us to, among other things, file an NDA by a specific future date and use our commercially reasonable efforts to bring a licensed product to market.  In the event that we breach a material term of the Nippon Shinyaku license agreement, Nippon Shinyaku has the option to terminate the agreement following notice to us and an opportunity to cure such breach.

Competition

Aldoxorubicin is a tumor-targeted conjugate of doxorubicin, a widely used anti-cancer drug.  Doxorubicin is part of the anthracycline class of chemotherapy agents.  Anthracyclines, many of which are generic including doxorubicin, have been used throughout the world to treat various cancers for several decades.  Due to their track record of broad anti-cancer activity, new types of anthracyclines and modified or reformulated versions continue to be developed to overcome toxicities which limit the use of these drugs.

Aldoxorubicin is a chemically modified version of doxorubicin that incorporates an acid sensitive linker technology to improve targeting to the tumor.  We believe that the albumin-binding ability of aldoxorubicin will allow the compound to overcome many of the side effect issues typically associated with anthracyclines.  We also believe that using albumin as a targeted carrier will allow for higher dosing and greater efficacy.

Soft tissue sarcoma patients are typically treated with surgery followed by radiation therapy.  For patients ineligible for surgery, radiation and/or chemotherapy is the only option.  Doxorubicin is the only approved drug for treating soft tissue sarcoma patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, dacarbazine and liposomal doxorubicin marketed in the U.S. as Doxil by Johnson & Johnson.  GlaxoSmithKline’s Votrient was approved in the United States and Europe in 2012 for the treatment of advanced soft tissue sarcomas following prior chemotherapy.  Other approaches to treating soft tissue sarcoma are in late-stage clinical development.  These include Threshhold Pharmaceuticals’ TH-302, trabectedin being co-developed by Johnson and Johnson and PharmaMar and ZIOPHARM Oncology’s palifosfamide.

Non-small-cell lung cancer, or “NSCLC,” is a competitive indication in which patients are treated with a variety of agents. The standard regimen for first-line locally advanced or metastatic NSCLC is a doublet comprised of a platinum agent combined with a taxane, vinka alkaloid or antimetabolite.  The addition of Genentech/Roche’s Avastin to the standard treatment doublet has resulted significant improvements in survival and rates of remission. Tarceva by OSI and Genentech/Roche and Iressa by AstraZeneca have shown benefit in second-line regimens for specific patients but have not conferred survival benefit. Alimta by Eli Lilly is approved in combination with a platinum agent for the first-line treatment of non-squamous NSCLC.  It is also approved as a maintenance therapy for patients that have responded to chemotherapy.  In 2011, Pfizer’s Xalkori was approved for the treatment of advanced NSCLC patients with a specific and rare gene mutation.  In addition, there are several drugs in late-stage development, including Eisai’s eribulin, Eli Lilly & Co.’s necitumumab and Pfizer’s dacomitinib.

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

There are currently four marketed competitors to bafetinib (formerly INNO-406) in the CML market, Gleevec®, Sprycel®, Tasigna and Iclusig. Gleevec is approved for treatment of newly diagnosed adult patients with Philadelphia chromosome–positive chronic myeloid leukemia (Ph+ CML) in the chronic phase and patients with Ph+ CML in blast crisis (BC), accelerated phase (AP), or in the chronic phase (CP) after failure of interferon-alpha therapy. Sprycel® and Tasigna® are approved for Gleevec-resistant CML and have since been approved for the treatment of newly diagnosed adult patients with Ph+ CML.  Iclusig is approved for treating adults with CML that are resistant or intolerant to prior tyrosine kinase inhibitor (TKI) therapy.  In addition to TKIs, Synribo by Teva Pharmaceuticals was approved for treating CML patients that had received prior TKI treatment.  Because of the highly competitive nature of the CML market including drug candidates in development, we have not pursued development for that indication. We selected B-CLL due to the potent and specific inhibitory properties of bafetinib against Lyn and Fyn kinases. Lyn and Fyn kinases are members of the Src family of kinases which are known to be involved in cell growth, and those kinases are overexpressed in B-CLL.

There are several drugs approved for the treatment of CLL.  First-line therapy for CLL includes a variety of combination therapies including fludarabine, cyclophosphamide, Rituxan® and Campath®.  Treatment for relapsed or refractory CLL includes several chemotherapy regimens including CHOP, CFAR, hyperCFAD and OFAR in addition to single agents including GlaxoSmithKline’s ArzerraTM and Sanofi-Aventis’ OfortaTM. Arzerra was approved in October 2009 for CLL patients who are refractory to treatment with fludarabine and Campath.  Oforta, an oral tablet formulation of fludarabine, was approved in December 2008 as a second-line treatment for CLL.  Several drugs are in clinical trials for CLL including Gilead’s GS-1101 (formerly CAL-101), Infinity Pharmaceutical’s IPI-145 and Pharmacyclics’ ibrutinib.

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

The FDA may, in some cases, confer upon an investigational product the status of a fast-track product. A fast-track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. The FDA can base approval of an NDA for a fast-track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. If a preliminary review of clinical data suggests that a fast-track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast-track product before the sponsor completes the application.

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

Employees

As of March 11, 2013, we had 15 employees, six of whom were engaged in clinical development activities and nine of whom were involved in management and administrative operations.

Available Information

We maintain a website at www.cytrx.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission, or “SEC,” as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. Among other things, we post on our website our Code of Business Conduct and Ethics.

Item 1A. RISK FACTORS

Risks Associated With Our Business

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes and lack of significant recurring revenues.  We incurred a net loss of $18.0 million for the year ended December 31, 2012, a net loss of $14.4 million for the year ended December 31, 2011 and a net profit of $0.4 million attributable to a gain from the sale of RXi shares and other short-term investments for the year ended December 31, 2010.  We had an accumulated deficit as of December 31, 2012 of $228.9 million.  We are likely to continue to incur losses unless and until we are able to commercialize one or more of our product candidates.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Because we have no source of significant recurring revenue, we must depend on financing to sustain our operations.

Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities, sales of shares of common stock of our former RXi subsidiary and proceeds from the exercise of options and warrants to generate funds needed to finance our business and operations.  We will need to raise additional capital to, among other things:

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

Our revenues were $0.1 million, $0.3 million and $0.1 million, respectively, for the years ended December 31, 2012, 2011 and 2010.  We will have no significant recurring revenues unless we are able to commercialize one or more of our product candidates in development, which may require us to first enter into license or other strategic arrangements with third parties.

At December 31, 2012, we had cash and cash equivalents of approximately $14.3 million and short-term investments of $24.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future.  The belief is based, in part, upon our currently projected expenditures for fiscal 2013 of approximately $25.2 million, which includes approximately $8.3 million for our clinical programs for aldoxorubicin, approximately $3.7 million for our clinical program for tamibarotene, approximately $6.7 million for general operation of our clinical programs, and approximately $6.5 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize our product candidates, we anticipate it will take a minimum of several years, and likely longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. Our ability to raise capital may be adversely affected by the continued weak economic recovery in the United States.  We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.

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

If we do not achieve our development goals in the time frames we estimate, the commercialization of our products may be delayed and our business prospects may suffer.  Our estimated expenditures also may prove to be materially inaccurate.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings such as the discussion in this prospectus supplement of the expected timing of certain milestones relating to our aldoxorubicin, tamibarotene and bafetinib clinical development programs.

We also may disclose estimated expenditures or other forecasts for future periods such as the statements above in this prospectus supplement regarding our current estimated expenditures for fiscal 2013.  These and other financial estimates are based on management’s current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial estimates.

The actual timing of milestones and actual expenditures or other financial results can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet milestones or financial projections as announced from time to time, the development and commercialization of our products may be delayed and our business prospects may suffer.  Our assumptions underlying these estimates may significantly change or prove to be inaccurate. Accordingly, you should not unduly rely on any of these financial estimates.

If our products are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.

All of our product candidates in development must be approved by the FDA or corresponding foreign governmental agencies, before they can be marketed.  The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, including post-approval testing, which may take longer or cost more than we or our licensees, if any, anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons.  The results of preclinical and initial clinical testing of these product candidates may not necessarily be predictive of the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

Furthermore, even if we obtain regulatory approvals, our products and the manufacturing facilities used to produce them will be subject to continual review, including periodic inspections and possible mandatory post-approval clinical trials by the FDA and other U.S. and foreign regulatory authorities.  Any delay or failure in obtaining required approvals or to comply with post-approval regulatory requirements could have a material adverse effect on our ability to generate revenue from the particular product candidate.  The failure to comply with any post-approval regulatory requirements also could result in the rescission of the related regulatory approvals or the suspension of sales of the offending product.

Our current and planned clinical trials of our product candidates may fail to show that these product candidates are clinically safe and effective, or that they are better than alternative treatments.

Aldoxorubicin was no more toxic than free doxorubicin in a Phase 1 clinical trial and showed limited biological responses against certain tumors.  However, these results may not be reproducible in larger clinical trials, including the ongoing Phase 1b/2 and Phase 2b clinical trials of aldoxorubicin as a treatment for soft tissue sarcomas.

Tamibarotene has been shown to be safe, well-tolerated, and efficacious in the Japanese APL population.  However, it is possible that the response to the drug may be different in American or European populations.  Furthermore, the efficacy studies that led to approval in Japan occurred prior to the advent of the use of arsenic trioxide, or ATO, for second-line therapy.  It is possible that the current use of ATO could alter the safety or efficacy of tamibarotene.  The FDA might not accept the Japanese studies as a database for safety.  The majority of patients treated with ATRA as a first-line therapy generally experience a complete remission of disease. As a result of the limited population of patients requiring third-line treatment for APL, there is no assurance that we will be successful in recruiting a sufficient number of patients into our ongoing clinical trial of tamibarotene as a third-line treatment for APL in order to demonstrate efficacy.  Any FDA-required changes to our clinical development strategy could delay or increase the cost of the trial, adversely affect our ability to demonstrate the efficacy of tamibarotene in the trial or cause us not to pursue clinical development of tamibarotene for one or more of these considerations. Tamibarotene has never been tested in human clinical trials in patients with NSCLC, and there are no assurances that it will be safe or effective in that indication.

Bafetinib demonstrated clinical responses in patients with CML in a Phase 1 clinical trial conducted in patients with CML and other leukemias that have a certain mutation called the Philadelphia Chromosome (Ph+) and are intolerant of or resistant to Gleevec and, in some cases, second-line tyrosine kinase inhibitors.  Bafetinib was tested in a human clinical trial in patients with high-risk B-CLL.  Of the evaluable patients, approximately 50% had shrinkage of their lymph nodes and/or spleen, which is one of the goals of treatment.  Larger trials to determine the safety and efficacy of bafetinib will be required, and there are no assurances that it will be proven to be safe or effective in that indication.

Even if our current trials are successful, subsequent trials may not yield statistically significant data indicating that these product candidates are clinically effective. Accordingly, we, or any development partners, may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of aldoxorubicin, tamibarotene or bafetinib for any indications.

We will rely upon third parties for the manufacture of our clinical product supplies.

We do not have the facilities or expertise to manufacture supplies of any of our product candidates. Accordingly, we are dependent upon third-party manufacturers, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for aldoxorubicin, tamibarotene and bafetinib. However, we have no supply arrangements for the commercial manufacture of these product candidates or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

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

The completion of the development of aldoxorubicin, tamibarotene and bafetinib, as well as the marketing of these products, may require us to enter into strategic alliances, license agreements or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for one or more aspects of the commercial development and eventual marketing of our products.

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

We will be able to protect our technologies from unauthorized use by third parties only to the extent that we have rights to valid and enforceable patents or other proprietary rights that cover them. Although we have rights to patents and patent applications directed to aldoxorubicin, tamibarotene and bafetinib, these patents and applications may not prevent third parties from developing or commercializing similar or identical technologies. In addition, our patents may be held to be invalid if challenged by third parties, and our patent applications may not result in the issuance of patents.

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

Our competitors or others may have patent rights that they choose to assert against us or our licensees, suppliers, customers or potential collaborators. Moreover, we may not know about patents or patent applications that our products would infringe. For example, because patent applications do not publish for at least 18 months, if at all, and can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates would infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us or our licensors in issued patents or pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our foreign patent applications.

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

We are subject to intense competition, and we may not compete successfully

We and our strategic partners or licensees may be unable to compete successfully against our current or future competitors.  Soft tissue sarcoma patients are typically treated with surgery followed by radiation therapy.  For patients ineligible for surgery, radiation and/or chemotherapy is the only option.  Doxorubicin is the only approved drug for treating soft tissue sarcoma patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, dacarbazine and liposomal doxorubicin marketed in the U.S. as Doxil by Johnson & Johnson.  GlaxoSmithKline’s Votrient was approved in the U.S. and Europe in 2012 for the treatment of advanced soft tissue sarcomas following prior chemotherapy.  Other approaches to treating soft tissue sarcoma are in late stage clinical development.  These include Threshhold Pharmaceuticals’ TH-302, trabectedin being co-developed by Johnson and Johnson and PharmaMar and ZIOPHARM Oncology’s palifosfamide.

NSCLC is a competitive indication in which patients are treated with a variety of agents. The standard regimen for first-line locally advanced or metastatic NSCLC is a doublet comprised of a platinum agent combined with a taxane, vinka alkaloid or antimetabolite.  The addition of Genentech/Roche’s Avastin to the standard treatment doublet has resulted significant improvements in survival and rates of remission. Tarceva by OSI and Genentech/Roche and Iressa by AstraZeneca have shown benefit in second-line regimens for specific patients but have not conferred survival benefit. Alimta by Eli Lilly is approved in combination with a platinum agent for the first line treatment of non-squamous NSCLC.  It is also approved as a maintenance therapy for patients that have responded to chemotherapy.  In 2011, Pfizer’s Xalkori was approved for the treatment of advanced NSCLC patients with a specific and rare gene mutation.  In addition, there are several drugs in late-stage development, including Eisai’s eribulin, Eli Lilly & Co.’s necitumumab and Pfizer’s dacomitinib.

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

As a result, these competitors may:

•	succeed in developing competitive products sooner than we or our strategic partners or licensees;

•	obtain FDA or foreign governmental approvals for their products before we can obtain approval of any of our products;

•	obtain patents that block or otherwise inhibit the development and commercialization of our product candidate candidates;

•	develop products that are safer or more effective than our products;

•	devote greater resources than we to marketing or selling products;

•	introduce or adapt more quickly than we to new technologies and other scientific advances;

•	introduce products that render our products obsolete;

•	withstand price competition more successfully than we or our strategic partners or licensees;

•	negotiate third-party strategic alliances or licensing arrangements more effectively than we; and

•	take better advantage than we of other opportunities.

We will be required to pay substantial milestone and other payments relating to the commercialization of our products.

The agreement relating to our worldwide rights to aldoxorubicin provides for our payment of an aggregate of $7.5 million upon meeting specified clinical and regulatory milestones up to and including the product’s second final marketing approval.  We also will be obliged to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);

•	a percentage of non-royalty sub-licensing income (as defined in the agreement); and

•	milestones of $1,000,000 for each additional final marketing approval that we might obtain.

The agreements under which we have North American and European rights to tamibarotene provide for our payment of royalties based on net sales of any products, as well as aggregate payments of $490 million for North America and $480 million for Europe upon meeting specified clinical, regulatory and sales milestones up to and including the first commercial sale of tamibarotene for the treatment of APL.

Our agreement relating to our worldwide (except Japan) rights to bafetinib provides for our payment of an aggregate of $13.35 million (including $5 million upon the product’s initial final marketing approval) upon the achievement of specified clinical and regulatory milestones up to and including approvals in the United States and Europe. We also will be obliged to pay:

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

Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements of aldoxorubicin, tamibarotene and bafetinib.  The earnout merger consideration, if any, will be payable in shares of our common stock, subject to specified conditions, or, at our election, in cash or by a combination of shares of our common stock and cash.  Our common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of our common stock at the time the earnout merger consideration is paid.

We are subject to potential liabilities from clinical testing and future product liability claims.

If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or, if we obtain marketing approval and commercialize our products, by patients using our commercially marketed products. Even if one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We maintain clinical trial insurance for our ongoing clinical trials, and we plan to seek to obtain similar insurance for any other clinical trials that we conduct. We also would seek to obtain product liability insurance covering the commercial marketing of our product candidates. We may not be able to obtain additional insurance, however, and any insurance obtained by us may prove inadequate in the event of a claim against us. Any claims asserted against us also may divert management’s attention from our operations, and we may have to incur substantial costs to defend such claims even if they are unsuccessful.

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

We may issue shares of our common stock to acquire additional technologies or products or in connection with a merger or acquisition of another company. To the extent we do so, the ownership interest of our stockholders will be diluted accordingly.

We are conducting certain of our clinical trials in foreign countries, which exposes us to additional risks.

We are conducting international clinical development of aldoxorubicin and tamibarotene. The conduct of clinical trials outside the United States could have a significant impact on us.  Risks inherent in conducting international clinical trials include:

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

As of December 31, 2012, there were outstanding stock options and warrants to purchase approximately 10.9 million shares of our common stock at a weighted-average exercise price of $4.81 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

The market price of our common stock has ranged from $1.59 to $5.50 per share since January 1, 2012, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 5,270 square feet of office and storage space and expires in February 2015. This lease requires us to make monthly payments of approximately $26,216, subject to annual increases.

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in claims arising in the normal course of business. As of March 11, 2013, there were no such claims that we expect, individually or in the aggregate, to have a material adverse effect on us.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	High	Low
Fiscal Year 2012:
Fourth Quarter	$3.73	$1.59
Third Quarter	$5.50	$3.57
Second Quarter	$5.44	$2.03
First Quarter	$3.15	$1.75

Fiscal Year 2011:
Fourth Quarter	$2.80	$1.68
Third Quarter	$5.81	$2.10
Second Quarter	$7.42	$4.76
First Quarter	$7.42	$5.32

Holders

On March 11, 2013, there were approximately 670 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	1,016,793	$7.69	—
2008 Stock Incentive Plan	2,357,077	2.67	2,642,923
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	7,518,113	5.09	—
Total	10,891,983	$4.81	2,642,923
____________

(1)
The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in capital-raising transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from one to ten years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends.

Comparison of Cumulative Total Returns

The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and the NASDAQ Pharmaceutical Index (the “Peer Index”) for the five-year period from December 31, 2007 to December 31, 2012. The graph and table assume that $100 was invested in each of CytRx’s common stock, the NASDAQ Stock Market Index and the Peer Index on December 31, 2007, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.

Comparison of Cumulative Total Returns

	December 31,
	2008	2009	2010	2011	2012
CytRx Corporation	15.34	57.27	51.65	14.32	13.66
NASDAQ Stock Market Index	60.02	87.25	103.09	102.28	120.42
NASDAQ Pharmaceutical Index	93.04	104.55	113.33	121.31	161.38

Recent Issuances of Unregistered Securities

None.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2012.

Item 6. SELECTED FINANCIAL DATA

General

The following selected financial data are derived from our audited financial statements. Our financial statements for 2012, 2011 and 2010 have been audited by BDO USA, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand.

	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues
Service revenue	$—	$—	$—	$9,400,000	$6,166,000
Licensing revenue	100,000	250,000	100,000	100,000	100,000
Grant revenue	—	—	—	—	—
Total revenues	$100,000	$250,000	$100,000	$9,500,000	$6,266,000

Deemed dividend for anti-dilution adjustments made to outstanding common stock warrants	—	—	—	—	(757,000)
Net profit (loss) applicable to common stockholders	$(17,962,000)	$(14,425,000)	$408,000	$(4,800,000)	$(27,803,000)
Basic and diluted profit (loss) per share applicable to common stock	$(0.78)	$(0.80)	$0.03	$(0.35)	$(2.10)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,344,000	$36,046,000	$26,892,000	$32,643,000	$25,042,000
Total assets	$40,232,000	$37,854,000	$36,697,000	$35,277,000	$28,324,000
Total stockholders’ equity	$30,167,000	$24,254,000	$30,568,000	$28,348,000	$15,698,000

Factors Affecting Comparability

In October 2012, we completed a $23.0 million underwritten public offering, in which we sold and issued 9.2 million shares of common stock at a price of $2.50 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $21.5 million.

In August 2011, we completed a $20.4 million underwritten public offering in which we sold and issued 5.6 million shares of common stock at a price of $3.57 per share and warrants at a price of $0.07 per warrant to purchase up to approximately 6.4 million shares of common stock at an exercise price of $4.48 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $18.9 million (without giving effect to any proceeds that we may receive upon future exercises of the warrants sold in the offering).

In July 2009, we completed a $20.0 million registered direct public offering of approximately 2.2 million shares of our common stock at a price of $9.17 per share and warrants to purchase an additional approximately 0.7 million shares of common stock at an exercise price of $11.90 per share. Net of investment banking commissions, advisory fees, legal, accounting and other fees related to the transaction, we received proceeds of approximately $18.3 million (without giving effect to any proceeds that we may receive upon future exercises of the warrants sold in the offering).

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

Overview

CytRx Corporation

We are a biopharmaceutical research and development company specializing in oncology.  Our oncology pipeline includes two programs in clinical development for cancer indications:  aldoxorubicin (formerly known as INNO-206) and tamibarotene.  With our tumor-targeted doxorubicin conjugate aldoxorubicin, we have initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, completed a Phase 1b/2 clinical trial primarily in the same indication and initiated a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors.  We held a positive meeting with the Food and Drug Administration (“FDA”) to discuss a potential Phase 3 pivotal trial as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and have submitted a special protocol assessment with respect to that potential trial.  Tamibarotene is being tested in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer.  We completed our evaluation of a third drug candidate, bafetinib, in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (“B-CLL”), and plan to seek a partner for further development of bafetinib.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, sales of shares of common stock of our former RXi subsidiary and proceeds from the exercise of options and warrants.  We also have received limited funding from our strategic partners and licensees.

At December 31, 2012, we had cash and cash equivalents of approximately $14.3 million and short-term investments of $24.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future.  The belief is based, in part, upon our currently projected expenditures for 2013 of approximately $25.2 million, which includes approximately $8.3 million for our clinical programs for aldoxorubicin, approximately $3.7 million for our clinical program for tamibarotene, approximately $6.7 million for general operation of our clinical programs and approximately $6.5 million for other general and administrative expenses.

These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Our Separation from RXi Pharmaceuticals Corporation

RXi Pharmaceuticals Corporation (now known as Galena Biopharma, Inc.) was founded in April 2006 by us and four researchers in the field of RNAi, including Dr. Craig Mello, recipient of the 2006 Nobel Prize for Medicine for his co-discovery of RNAi.  In January 2007, we transferred to RXi substantially all of our RNAi-related technologies and assets, and RXi began operating on a stand-alone basis for the purpose of accelerating the discovery of RNAi therapeutics previously sponsored by us. RXi’s initial focus is on developing RNAi-based product candidates for treating neurological and metabolic disorders and cancer.

On February 14, 2008, our board of directors declared a dividend of one share of RXi common stock for each outstanding share of our common stock, which was paid on March 11, 2008 and which reduced our ownership of RXi shares to less than 50%.  On June 30, 2010, we sold 2.0 million common shares of RXi and thereafter accounted for those shares as available for sale.  We sold our remaining shares of RXi common stock in December 2010.

Research and Development

Expenditures for research and development activities related to continuing operations were $12.7 million, $15.5 million and $8.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010, or approximately 60%, 67% and 50%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

Our currently projected expenditures for 2013 include approximately $8.3 million for our clinical programs for aldoxorubicin, approximately $3.7 million for our clinical program for tamibarotene and approximately $6.7 million for general operation of our clinical programs.  The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Once all conditions of the grant are met and no contingencies remain outstanding, the revenue is recognized as grant fee revenue and an earned but unbilled revenue receivable is recorded.

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

Stock-based Compensation

Our stock-based employee compensation plans are described in Note 12 of the Notes to our Financial Statements. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity-Base Payments to Non-Employees (“ASC 505-50”).

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results, we may be required to record an impairment charge.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 11.0 million, 8.2 million and 2.2 million shares at December 31, 2012, 2011 and 2010, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Quarterly Financial Data

The following table sets forth unaudited consolidated statements of operations data for each quarter during our most recent two fiscal years. This quarterly information has been derived from our unaudited condensed consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered.

The quarterly financial data should be read in conjunction with our condensed consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012
Total revenues	$—	$—	$—	$100
Net income (loss)	(10,135)	(13,262)	1,584	3,849
Net income (loss) applicable to common stockholders	$(10,135)	$(13,262)	$1,584	$3,849
Basic and diluted loss per share applicable to common stock	$(0.49)	$(0.63)	$0.07	$0.14

2011
Total revenues	$—	$150	$—	$100
Net loss	(6,275)	(3,120)	(558)	(4,472)
Net loss applicable to common stockholders	$(6,275)	$(3,120)	$(558)	$(4,472)
Basic and diluted loss per share applicable to common stock	$(0.42)	$(0.20)	$(0.03)	$(0.21)

Quarterly and yearly income (loss) per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year. In 2012 and 2011, we incurred $2.0 million and $1.4 million, respectively, in employee non-cash compensation expenses.

The comparability of our quarterly financial data may be affected by the same events and items described under “Selected Financial Data” above.

Liquidity and Capital Resources

General

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, sales of shares of common stock of our former RXi subsidiary and proceeds from the exercise of options and warrants.  We also have received limited funding from our strategic partners and licensees.

At December 31, 2012, we had cash and cash equivalents of approximately $14.3 million and short-term investments of $24.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future.  The belief is based, in part, upon our currently projected expenditures for 2013 of approximately $25.2 million, which includes approximately $8.3 million for our clinical programs for aldoxorubicin, approximately $3.7 million for our clinical program for tamibarotene, approximately $6.7 million for general operation of our clinical programs, and approximately $6.5 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.  We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure you that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

If we obtain marketing approval as currently planned and successfully commercialize our product candidates, we anticipate it will take several years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

Discussion of Operating, Investing and Financing Activities

Net loss for the year ended December 31, 2012 was $18.0 million, and cash used for operating activities for that period was $19.0 million. The net loss for the year reflects $2.4 million for stock option and warrant expense, and a non-cash gain of $2.8 million on the fair value adjustment of the warrant liability.

Net loss for the year ended December 31, 2011 was $14.4 million, and cash used for operating activities for that period was $16.7 million. The net loss for the year reflects $1.4 million for stock option and warrant expense and a non-cash gain of $7.9 million on the fair value adjustment of the warrant liability.

Net profit for the year ended December 31, 2010 was $0.4 million, and cash used for operating activities for that period was $14.6 million. The net profit for the year reflects gain of $15.8 million from the sale of RXi shares, $1.6 million for stock option and warrant expense and a non-cash $0.9 million fair value adjustment of the warrant liability.

For the year ended December 31, 2012, $6.1 million was used for investing activities.  This included $5.9 million net for the purchase of short-term investments.

For the year ended December 31, 2011, $9.4 million was provided by investing activities.  This included $2.5 million of net proceeds from sales of short-term investments and $6.9 million received from the sale of RXi common shares.

For the year ended December 31, 2010, $10.8 million was provided by investing activities.  This included $8.9 million received from the sale of RXi common shares and $2.2 million of net proceeds from sales of short-term investments, partially offset by $0.3 million used to purchase equipment and furnishings.

Cash provided by financing activities for the year ended December 31, 2012 was $21.5 million, which was attributable to the net proceeds received from our October 2012 public offering.

Cash provided by financing activities for the year ended December 31, 2011 was $18.9 million, which was attributable to the net proceeds received from our August 2011 public offering.

Cash provided by financing activities for the year ended December 31, 2010 was $0.1 million, which was attributable to proceeds from the exercise of previously outstanding stock options and warrants.

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

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)	Employment Agreements (2)	Subtotal	Research and Development (3)	Total
2013	$332	$2,575	$2,907	$10,120	$13,027
2014	381	850	1,231	2,430	3,661
2015	55	850	905	—	905
Total	$768	$4,275	$5,043	$12,550	$17,593
____________

(1)	Operating leases are primarily facility lease related obligations, as well as equipment and software lease obligations with third party vendors.

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

Net Operating Loss Carryforwards

At December 31, 2012, we had federal and state net operating loss carryforwards of $166.7 million and $97.6 million, respectively, available to offset against future taxable income, which expire in 2013 through 2032.

Our utilization of net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to ownership change provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These provisions limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and income tax following an “ownership change,” defined by Section 382 of the Code to mean a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups.

As a result of an ownership change that occurred in our shareholder base in July 2002, approximately $10.1 million in federal net operating loss carryforwards became limited in their availability to $4.0 million in total or $363,000 annually. Management currently believes that the remaining $135.9 million in federal net operating loss carryforwards, and the $97.6 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2012, we also had research and development and alternative minimum tax credits for federal and state purposes of approximately $7.5 million and $12.2 million, respectively, available for offset against future income taxes, which expire in 2022 through 2031. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and. As a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

We incurred a net profit (loss) of ($18.0 million), ($14.4 million) and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, we recognized no service revenues and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2013, we are not anticipating the receipt of any significant service or licensing fees.

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

    Research and Development

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Research and development expenses	$12,338	$15,079	$8,207
Non-cash research and development expenses	—	59	92
Employee stock option expense	346	353	208
	$12,684	$15,491	$8,507

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during 2012, 2011 and 2010 relate to our various development programs. In 2012, we initiated a Phase 1b clinical trial to determine the maximum tolerated dose and to evaluate preliminary efficacy of aldoxorubicin administered in combination with doxorubicin in patients with advanced solid tumors who have failed other therapies; we also initiated a Phase 2 trial for patients with advanced pancreatic ductal adenocarcinomas while expanding the number of sites in our international Phase 2b clinical trial with aldoxorubicin in patients with soft tissue sarcomas. We continued our international Phase 2b clinical trial with tamibarotene in patients with NSCLC; however, our development work on bafetinib was suspended in 2012, as our focus will be to partner any further development. Overall, this resulted in a decrease in research and development expenses over 2011.  Research and development expenses were higher in 2011 than in 2010, due to the initiation in 2011 of clinical trials with aldoxorubicin and tamibarotene, and our preparations for the clinical trials that were initiated in 2012.  In 2012, our development costs included approximately $6.6 million for our clinical programs for aldoxorubicin, approximately $3.1 million for our clinical program for tamibarotene, approximately $0.1 million for our clinical programs for bafetinib and approximately $2.5 million for general operation of our clinical programs.  None of our research and development costs have ever been capitalized.

As compensation to consultants, and in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded no expense in 2012, whereas for the 2011 and 2010 years, incurred a charge of $0.1 million and $0.1 million, respectively. In 2012, we recorded $0.3 million of employee stock option expense, as compared to $0.4 million in 2011 and $0.2 million in 2010.

In 2013, we expect our research and development expenses to increase moderately as a result of our clinical programs with aldoxorubicin and tamibarotene.

General and administrative expenses

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
General and administrative expenses	$6,308	$6,293	$6,831
Stock, stock option and warrant expenses to non-employees and consultants	438	92	614
Employee stock option expense	1,607	932	791
	$8,353	$7,317	$8,236

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $6.3 million in 2012, $6.3 million in 2011 and $6.8 million in 2010. These expenses did not materially change from 2012 to 2011. The $0.5 million reduction in expenses from 2011 as compared to 2010 was partially due to a reduction in executive bonuses of $0.3 million, and a reduction in professional fees.

From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever we can measure more reliably. We recorded employee stock option expense of $1.6 million in 2012, $0.9 million in 2011 and $0.8 million in 2010.

Depreciation and amortization

Depreciation and amortization expenses for each of the years ended December 31, 2012, 2011 and 2010 were approximately $0.1 million. The depreciation expense reflects the depreciation of our equipment and furnishings.

Other Income

In 2012, 2011 and 2010, we recognized non-cash gains of $2.8 million, $7.9 million and $0.9 million, respectively, on the valuation of our warrant derivative liabilities related to warrants issued in August 2011 and July 2009. In 2010, we recognized a gain of $15.8 million on the sale of RXi shares.

Interest income

Interest income was $0.1 million in 2012, $0.2 million in 2011 and $0.3 million in 2010. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market rates.

Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on our financial statements, or simply do not apply to our operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not exposed to any material market risk.  We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, together with the reports thereon of our independent registered public accounting firms, are set forth on pages F-1 to F-19 of this Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2012, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon management’s assessment using the criteria contained in COSO, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report thereon set forth on page F-18, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director(1)	Position
Max Link, Ph.D.	72	III	Director, Chairman of the Board (2) (4)
Steven A. Kriegsman	71	II	Director, Chief Executive Officer, President
Marvin R. Selter	85	II	Director, Vice Chairman of the Board (2) (3) (4)
Louis Ignarro, Ph.D.	71	I	Director
Joseph Rubinfeld, Ph.D.	80	I	Director (3) (4)
Richard L. Wennekamp	70	III	Director (2) (3) (4)
John Caloz	61	—	Chief Financial Officer
Daniel Levitt, M.D., Ph.D.	65	—	Executive Vice President and Chief Medical Officer
D. Scott Wieland	53	—	Sr. Vice President-Drug Development
Benjamin S. Levin	36	—	General Counsel, Vice President — Legal Affairs and Corporate Secretary
David J. Haen	34	—	Vice President – Business Development
____________

(1)
Our Class I directors serve until the 2013 annual meeting of stockholders, our Class II directors serve until the 2014 annual meeting of stockholders, and our Class III directors serve until the 2015 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Selter is the Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Mr. Wennekamp is Chairman of the Committee.

(4)	Members of our Compensation Committee. Dr. Rubinfeld is Chairman of the Committee.

Max Link, Ph.D, our Chairman of the Board, has been a director since 1996. Dr. Link has been retired from business since 2003. From March 2002 until its acquisition by Zimmer Holdings, Dr. Link served as Chairman and CEO of Centerpulse, Ltd.  From May 1993 to June 1994, Dr. Link served as the Chief Executive Officer of Corange Ltd. (the holding company for Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy International). From 1992 to 1993, Dr. Link was Chairman of Sandoz Pharma, Ltd. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including President and Chief Executive Officer. Dr. Link currently serves as a director of Alexion Pharmaceuticals, Inc. and Celsion Corporation, Inc., and has previously served on the Boards of Directors of Cell Therapeutics, Inc., Columbia Laboratories, Inc., Human Genome Sciences, Inc., Protein Design Laboratories and Discovery Laboratories, Inc., each a listed public company.

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

Steven A. Kriegsman has been has been CytRx’s President and Chief Executive Officer and a director since July 2002. He also serves as a director of Galena Biopharma, a listed public company, and is Chairman of its Compensation Committee and a member of its Strategy Committee. He previously served as Director and Chairman of Global Genomics from June 2000 until 2002. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past five years, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors’ College.

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

Daniel Levitt, M.D., Ph.D. joined us in October 2009 as our Chief Medical Officer, and was recently promoted to the position of Executive Vice President in 2013.  Dr. Levitt brings more than 24 years of senior management experience, having spearheaded numerous drug development programs to commercialization at leading biotechnology and pharmaceutical companies.  Prior to joining CytRx, Dr. Levitt served from January 2007 to February 2009 as Executive Vice President, Research and Development at Cerimon Pharmaceuticals, Inc.  Prior to that, from August 2003 to April 2006, he was Chief Medical Officer and Head of Clinical and Regulatory Affairs at Dynavax Technologies Corporation, managing clinical trials for four programs and overseeing multi-country regulatory strategies.  From August 2002 to July 2003, Dr. Levitt was Chief Operating Officer and Head of Research and Development at Affymax, Inc., and prior to that he spent six years at Protein Design Labs, Inc., completing his tenure as that firm’s President and Head of Research and Development.  Dr. Levitt’s past experience includes a position as Head of Drug Development at Geron Corporation, and Head of the Cytokine Development Unit and Global Clinical Oncology at Sandoz Pharmaceuticals Ltd., and as Director, Clinical Oncology and Immunology at Hoffmann-LaRoche, Inc.  Dr. Levitt graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Brandeis University.  He earned both his M.D. and his Ph.D. in Biology from the University of Chicago, Pritzker School of Medicine.  Dr. Levitt has received ten major research awards and authored or co-authored nearly 200 papers and abstracts.

John Y. Caloz joined us in October 2007 as our Chief Accounting Officer.  In January of 2009 Mr. Caloz was named Chief Financial Officer. He has a history of providing senior financial leadership in the life sciences sector, as Chief Financial Officer of Occulogix, Inc, a NASDAQ listed, medical therapy company. Prior to that, Mr. Caloz served as Chief Financial Officer of IRIS International Inc., a Chatsworth, CA based medical device manufacturer. He served as Chief Financial Officer of San Francisco-based Synarc, Inc., a medical imaging company, and from 1993 to 1999 he was Senior Vice President, Finance and Chief Financial Officer of Phoenix International Life Sciences Inc. of Montreal, Canada, which was acquired by MDS Inc. in 1999. Mr. Caloz was a partner at Rooney, Greig, Whitrod, Filion & Associates of Saint Laurent, Quebec, Canada, a firm of Chartered Accountants specializing in research and development and high tech companies, from 1983 to 1993. Mr. Caloz, a Chartered Accountant, holds a degree in Accounting from York University, Toronto, Canada.

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

Our board of directors currently has three committees. The Audit Committee consists of Dr. Link, Mr. Selter and Mr. Wennekamp, the Compensation Committee consists of Dr. Rubinfeld, Dr. Link, Mr. Selter and Mr. Wennekamp, and the Nomination and Governance Committee consist of Mr. Wennekamp, Dr. Rubinfeld and Mr. Selter. Such committees operate under formal charters, copies of which are available on our website at www.cytrx.com, that govern their duties and conduct.

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

Code of Ethics

We have adopted a Code of Ethics applicable to all employees, including our principal executive officer, principal financial officer and principal accounting officer, a copy of which is available on our website at www.cytrx.com. We will furnish, without charge, a copy of our Code of Ethics upon request. Such requests should be directed to Attention: Corporate Secretary, 11726 San Vicente Boulevard, Suite 650, Los Angeles, California, or by telephone at 310-826-5648.

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

At the 2012 annual meeting of the shareholders, the shareholders on a non-binding, advisory basis, approved the compensation of our executive officers as disclosed in our 2012 proxy statement. Based upon the results of this shareholder advisory vote, the Compensation Committee has determined to follow the stockholders’ recommendation and to continue to follow its compensation policies and procedures.

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee annually determines the compensation of our named executive officers.  Our President and Chief Executive Officer, or CEO, typically attends all meetings of the Compensation Committee, except for executive sessions at which his compensation is determined.  At the request of the Compensation Committee, our CEO provides his assessment of the performance of our named executive officers, other than himself. Our CEO also takes an active part in the discussions of the compensation of named executive officers other than himself and assists in the development of a review matrix of each executive’s contributions to the goals of the company that forms the basis for some compensation determinations. The Compensation Committee grants due consideration to our CEO’s assessments when making determinations regarding the compensation of our named executive officers.  All Compensation Committee deliberations and determinations regarding the compensation of our CEO are made without the presence of our CEO.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve the company’s business goals, including goals related to the development of the our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. During 2012, the Compensation Committee obtained three industry compensation surveys and used them in its compensation deliberations regarding cash and equity compensation for our executive officers.  The surveys used were an Equilar survey of public companies with a market capitalization between $50 million and $200 million, the Radford Global Life Sciences Survey, which is a survey of public and private life sciences companies of all sizes, and a survey of public and private companies in Los Angeles provided by salary.com (which the Compensation Committee uses to adjust to geographic differences in cost of living).

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

Company Performance Goals

For 2012, the Compensation Committee and the Board of Directors approved the following performance goals:

•	Complete Phase 1b/2 clinical trial for aldoxorubicin primarily in patients soft tissue sarcomas;

•	Advance enrollment for Phase 2b clinical trial for aldoxorubicin in patients with soft tissue sarcomas and Phase 2b clinical trial for tamibarotene in patients with NSCLC; and

•	Raise working capital.

For 2012, the Compensation Committee determined that each of the corporate goals had either been achieved, or substantial progress towards achievement had been made, and noted the particular contributions of executive officers to the achievement of those goals.

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

For 2012, our Compensation Committee determined that the individual performance scores indicated below were merited by the officer’s respective contributions to our key business achievements discussed above, as well as the performance of their day-to-day responsibilities.  On an officer-by-officer basis, our Compensation Committee also considered the following:

Mr. Kriegsman’s individual performance goals relate primarily to overall corporate objectives, including building stockholder value, managing working capital, management and successful operation of the executive management team, and development of personnel for future success.  Based on those criteria, and noting our successful progress with respect to several clinical trials and our financing in a difficult market climate, the Compensation Committee gave a rating of 1.1 to Mr. Kriegsman.

Mr. Caloz’s individual performance goals relate primarily to achievement of key financial objectives, such as managing and raising working capital, controlling spending, managing accounting personnel and maintaining regulatory compliance.  Based on those criteria, the Compensation Committee noted Mr. Caloz’s role in obtaining needed working capital, his efforts to control expenditures, the continued improvement of our accounting department, and our compliance with filing deadlines, and gave a rating of 1.5 to Mr. Caloz.

Dr. Levitt’s individual performance goals relate primarily to the achievement of key strategic and clinical objectives related to our clinical research programs, including ultimate oversight of the design and execution of our clinical programs, and analysis and implementation of new clinical opportunities improve stockholder value.  Based on those criteria, the Compensation Committee noted Dr. Levitt’s efforts towards our achievement of our key clinical goals, including the initiation of multiple new clinical trials and the announcement of important clinical data, and his development of strategic plans to build value, and gave a rating of 1.2 to Dr. Levitt.  Based on those accomplishments and Dr. Levitt’s potential future value to the company, the Compensation Committee also promoted Dr. Levitt to the title of Executive Vice President and Chief Medical Officer.

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

Dr. Wieland’s individual performance goals relate primarily to the execution of the objectives related to our clinical development, including planning, initiation, budgeting and management of our clinical programs.  Based on those criteria, the Compensation Committee noted Dr. Wieland’s role in our achievement of key clinical goals, including the initiation of multiple new clinical trials, and gave a rating of 1.9 to Dr. Wieland.

2012 Executive Compensation Components

For 2012, as in recent years, the principal components of compensation for the named executive officers were:

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

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the company’s available resources and the Compensation Committee’s assessment of the individual’s performance. Both assessments are based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. In 2012, the Compensation Committee considered our successful achievement or substantial progress towards our corporate performance goals, and with consideration of the challenging financial environment, and our anticipation of clinical results in 2013 and beyond, awarded increases in base salary for most executives. Base salaries were also reviewed in light of the Equilar, Radford and salary.com survey data to validate that they were within acceptable ranges based on market salaries.

Annual and Special Bonuses

As we do not generate significant revenues and have not commercially released any products, the Compensation Committee bases its discretionary annual bonus awards on the achievement of corporate and individual goals, efforts related to extraordinary transactions, effective fund-raising efforts, effective management of personnel and capital resources, and bonuses paid by comparable companies, among other criteria.  Mr. Kriegsman’s employment agreement entitles him to an annual cash bonus in an amount to be determined in our discretion, but not less than $150,000, and Dr. Levitt’s employment agreement provides that his bonus will not be less than $150,000.  Any cash bonuses to our other named executive officers are entirely in our discretion.

During 2012, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $150,000, and granted cash bonuses to the other named executive officers ranging from $75,000 to $150,000, principally based on their efforts in helping us advance the development of our products and raise capital.

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

No formula is used in setting equity award grants and the determination of whether to grant equity awards, as well as the size of such equity awards, to our executive officers; rather, it involves subjective assessments by our Board of Directors, Compensation Committee and, with respect to executive officers other than himself, our CEO. Generally, annual equity awards are driven by our retention of experienced employees, and we consider individual performance and contributions during the preceding year to the extent our Board of Directors and Compensation Committee believe such factors are relevant. As with base salary and cash bonuses, for 2012 our Board of Directors and Compensation Committee also considered data from three surveys in determining equity award grants to our executive officers.

In 2012, the Compensation Committee granted to Mr. Kriegsman nonqualified options to purchase, 500,000 shares of our common stock at a price of $1.83 per share, which equaled the closing market price on the date of grant. The option vests monthly over three years, unless Mr. Kriegsman’s employment is terminated by us without “cause,” or by Mr. Kriegsman for “good reason,” in which case they vest immediately. In addition, in connection with the annual review of our other named executive officers, the Compensation Committee also granted an aggregate of 300,000 stock options to those named executive officers. All of the other stock options had an exercise price equal to the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods.  The Compensation Committee also granted Dr. Levitt 100,000 shares of CytRx Corporation restricted stock, of which 50,000 shares will vest on June 30, 2013, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by us on each such date.

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

We have adopted a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. We did not make any matching contribution to the 401(k) Plan for 2012.  Matching contributions, if any, are subject to a vesting schedule; all employee contributions are at all times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

We do not provide any of our executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. We are required by his employment agreement to carry a life insurance policy for Mr. Kriegsman in the amount of $1.4 million under which Mr. Kriegsman’s designee is the beneficiary. We purchased a policy with a face value of $2 million, of which we paid the premiums, and Mr. Kriegsman reimbursed the Company for the pro-rata share of these premiums on the $0.6 million additional policy. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers, but no changes to these benefits were made during 2012, and we do not expect any such changes in the foreseeable future.

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

The foregoing severance and change of control arrangements, including the quantification of the payment and benefits provided under these arrangements, are described in more detail elsewhere in this Annual Report under the heading “Executive Compensation – Employment Agreements and Potential Payment Upon Termination or Change in Control.”

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

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the ten-year option term. Vesting and exercise rights generally (except in the case of Mr. Kriegsman) cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Our Board of Directors has granted our President and Chief Executive Officer the discretion to grant up to 200,000 options to employees upon joining our company, and to make grants from an additional “discretionary pool” of up to 200,000 options during each annual employee review cycle. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones (such as commencement and completion of clinical trials) and attaining other annual corporate goals and objectives. On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of bonus stock, restricted stock and restricted stock units.

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

Accounting for Share-Based Compensation

Beginning on January 1, 2006, we began accounting for share-based compensation in accordance with the requirements of ASC 718, Compensation – Stock Compensation. This accounting treatment has not significantly affected our compensation decisions. The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company’s compensation policy.

These policies remained in place throughout 2012, and we expect to continue to follow them for the foreseeable future.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Max Link, Ph.D., Joseph Rubinfeld, Ph.D., Marvin R. Selter and Richard L. Wennekamp served as members of the Compensation Committee during 2012.

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

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2012, 2011 and 2010 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2012, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($) (2)(4)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
President and Chief Executive Officer	2012	700,000	150,000	655,000	13,700	1,518,700
	2011	700,000	150,000	342,000	10,000	1,202,000
	2010	650,000	450,000	564,750	10,000	1,674,750
John Y. Caloz
Chief Financial Officer and Treasurer	2012	340,000	75,000	131,000	—	546,000
	2011	335,000	45,000	45,600	—	425,600
	2010	325,000	25,000	37,650	—	387,650
Daniel Levitt, M.D., Ph.D.
Executive Vice President and Chief	2012	450,000	150,000	186,900	—	786,900
Medical Officer	2011	450,000	112,500	114,000	—	676,500
	2010	375,000	135,000	188,250	—	698,250

Benjamin S. Levin General Counsel,
General Counsel, Vice President — Legal	2012	340,000	75,000	131,000	—	546,000
Affairs and Secretary	2011	340,000	55,000	57,000	—	452,000
	2010	315,000	85,000	75,300	—	475,300
Scott Wieland, Ph.D.
Senior Vice President – Drug Development	2012	330,000	75,000	131,000	—	546,000
	2011	330,000	30,000	45,600	—	405,600
	2010	315,000	75,000	75,300	—	465,300
____________

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year.

(2)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment.”  The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 12 of the Notes to Financial Statements included in this Annual Report.

(3)	This amount represents life insurance premiums.

(4)	In the case of Dr. Levitt, this amount represents the aggregate grant date fair value of a restricted stock award granted during the fiscal year.

2012 Grants of Plan-Based Awards

In 2012, we granted stock options to our named executive officers under our 2008 Stock Incentive Plan as follows:

2012 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)		Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
Steven A. Kriegsman	12/10/2012	500,000	(1)	$1.83	$655,000
President and Chief Executive Officer

John Y. Caloz	12/10/2012	100,000	(2)	$1.83	$131,000
Chief Financial Officer and Treasurer

Benjamin S. Levin	12/10/2012	100,000	(2)	$1.83	$131,000
General Counsel, Vice President — Legal Affairs and Secretary

Scott Wieland, Ph.D.	12/10/2012	100,000	(2)	$1.83	$131,000
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

We also granted to Dr. Levitt 100,000 shares of CytRx Corporation restricted stock, of which 50,000 shares will vest on June 30, 2013, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by us on each such date.  The shares of restricted stock granted to Dr. Levitt have a grant date fair value of $186,900.

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

Limitations on Transfer; Beneficiaries. Stock Option awards under the 2008 Plan may generally not be transferred or assigned by participants other than by will or the laws of descent and distribution.  Awards of Restricted Stock or Stock Bonus awards may be transferred or assigned only upon such terms and conditions as set forth in the award agreement or as determined by the Compensation Committee in its discretion.

Acceleration Upon Certain Events. In the event of a “Corporate Transaction” as defined in the 2008 Plan, all outstanding options will become fully vested, subject to the holder’s consent with respect to incentive stock options, and exercisable and all restrictions on all outstanding awards will lapse.  Unless the surviving or acquiring entity assumes the awards in the Corporate Transaction or the stock award agreement provides otherwise, the stock awards will terminate if not exercised at or prior to the Corporate Transaction.

Termination and Amendment

Our Board of Directors or the Compensation Committee may, at any time and from time to time, terminate or amend the 2000 Plan or the 2008 Plan without stockholder approval; provided, however, that our board or the Compensation Committee may condition any amendment on the approval of our stockholders if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations. No termination or amendment of the Plans may adversely affect any award previously granted without the written consent of the participants affected. The Compensation Committee may amend any outstanding award without the approval of the participants affected, except that no such amendment may diminish or impair the value of an award.

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2012 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2012:

2012 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price (3) ($)	Option Expiration Date
Steven A. Kriegsman	—	(1)	500,000	1.83	12/10/22
President and Chief Executive Officer	71,486	(1)	142,800	2.17	12/11/21
	71,443	(1)	35,700	7.07	12/14/20
	107,143	(1)	—	7.35	12/10/19
	42,857	(1)	—	2.59	11/21/18
	64,286	(1)	—	8.05	4/07/18
	50,000	(1)	—	8.05	4/18/17
	28,571	(1)	—	8.05	6/16/16
	42,857	(1)	—	5.53	5/17/15
	35,714	(2)	—	8.05	6/19/13
	107,143	(2)	—	8.05	6/20/13

John Y. Caloz	—	(1)	100,000	1.83	12/10/22
Chief Financial Officer and Treasurer	9,531	(1)	19,040	2.17	12/11/21
	4,764	(1)	2,379	7.07	12/14/20
	17,857	(1)	—	7.35	12/10/19
	7,143	(1)	—	2.10	01/02/19
	7,143	(2)	—	2.59	11/21/18
	3,571	(2)	—	8.05	04/07/18
	3,571	(2)	—	8.05	12/06/17
	10,714	(2)	—	8.05	10/26/17

Daniel Levitt, M.D., Ph.D.	—	(4)	100,000	n/a	n/a
Executive Vice President and Chief	23,829	(1)	47,600	2.17	12/11/21
Medical Officer	23,800	(1)	11,914	7.07	12/14/20
	71,429	(1)	—	7.42	10/11/19

Benjamin S. Levin	—	(1)	100,000	1.83	12/10/22
General Counsel, Vice President — Legal	11,914	(1)	23,800	2.17	12/11/21
Affairs and Secretary	9,529	(1)	4,757	7.07	12/14/20
	14,286	(1)	—	7.35	12/10/19
	14,286	(1)	—	2.59	11/21/18
	14,286	(1)	—	8.05	4/07/18
	14,286	(1)	—	8.05	4/18/17
	12,857	(1)	—	8.05	6/16/16
	21,429	(1)	—	5.53	5/17/15
	22,857	(2)	—	8.05	7/15/14

Scott Wieland, Ph.D.	—	(1)	100,000	1.83	12/10/22
Senior Vice President – Drug Development	9,531	(1)	19,040	2.17	12/11/21
	9,529	(1)	4,757	7.07	12/14/20
	14,286	(1)	—	7.35	12/10/19
	4,286	(2)	—	3.99	7/01/18
	7,143	(2)	—	2.59	11/21/18
	14,286	(2)	—	8.05	4/18/17
	3,571	(2)	—	8.05	12/06/17

(1)
These options vest in 36 equal monthly installments, subject to the option holder’s remaining in our continuous employ through such dates. If Mr. Kriegsman’s employment is terminated by us without “cause” or by Mr. Kriegsman for “good reason,” his unvested options will immediately vest in full.

(2)	These options vest in three annual installments, subject to the option holder’s remaining in our continuous employ through such dates.

(3)	The reported options with prices of $8.05 were re-priced to that exercise price on July 1, 2009.

(4)
Represents 100,000 shares of CytRx Corporation restricted stock, of which 50,000 shares will vest on June 30, 2013, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by us on each such date.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2012. No restricted stock held by any of our named executive officers vested during 2012.

Employment Agreements and Potential Payment upon Termination or Change in Control

Employment Agreement with Steven A. Kriegsman

Mr. Kriegsman is employed as our Chief Executive Officer and President pursuant to a fourth amended and restated employment agreement dated as of May 10, 2012 that expires on December 31, 2015. The employment agreement will automatically renew following the expiration date for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.

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

Potential Payment upon Termination or Change in Control for Steven A. Kriegsman

Mr. Kriegsman’s employment agreement contains no provision for payment to him in the event of a change in control of CytRx. If, however, a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in his employment agreement), then, in addition to the severance benefits described above, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.

Employment Agreement with Daniel Levitt, M.D., Ph.D.

Daniel Levitt is employed as our Executive Vice President and Chief Medical Officer pursuant to an employment agreement dated as of January 1, 2013 that expires on December 31, 2013. Dr. Levitt is entitled under his employment agreement to receive an annual base salary of $525,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion, but not to be less than $150,000. In the event we terminate Dr. Levitt’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 1, 2013 that expires on December 31, 2013. Mr. Caloz is entitled under his employment agreement to receive an annual base salary of $350,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with Scott Wieland, Ph.D.

Scott Wieland is employed as our Senior Vice President — Drug Development pursuant to an employment agreement dated as of January 1, 2013 that expires on December 31, 2013. Dr. Wieland is paid an annual base salary of $350,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Dr. Wieland’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Benjamin S. Levin

Benjamin S. Levin is employed as our Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement dated as of January 1, 2013 that expires on December 31, 2013. Mr. Levin is paid an annual base salary of $350,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion.  In the event we terminate Mr. Levin’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2012, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or, for Steven A. Kriegsman, for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment(4)	1,400,000	1,400,000	1,400,000	1,400,000	—
President and Chief	Stock Options (1)	—	—	—	—	—
Executive Officer	Health Insurance (2)	54,800	54,800	54,800	54,800	54,800
	Life Insurance	13,700	13,700	—	13,700	—
	Bonus	300,000	300,000	300,000	300,000	—
	Tax Gross Up (3)	—	—	—	—	—
John Y. Caloz	Severance Payment(4)	175,000	175,000	—	—	—
Chief Financial Officer	Stock Options (1)	—	—	—	—	—
Daniel Levitt, M.D., Ph.D.	Severance Payment(4)	262,500	262,500	—	—	—
Executive Vice President	Stock Options (1)	—	—	—	—	—
and Chief Medical
Officer
Benjamin S. Levin	Severance Payment	175,000	175,000	—	—	—
General Counsel, Vice	Stock Options (1)	—	—	—	—	—
President — Legal
Affairs and Secretary
Scott Wieland, Ph.D.	Severance Payment(4)	175,000	175,000	—	—	—
Senior Vice President –	Stock Options (1)	—	—	—	—	—
Drug Development
____________

(1)
Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2012, determined by the aggregate difference between the stock price as of December 31, 2012 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2012 for the family health benefits provided to Mr. Kriegsman for a period of two years.

(3)
Mr. Kriegsman’s employment agreement provides that if a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in his employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on Mr. Kriegsman’s past compensation and the estimated payment that would result from a termination of his employment following a change in control, we have estimated that a gross-up payment would not be required. “Good reason” as defined in Mr. Kriegsman’s employment agreement includes any change in Mr. Kriegsman’s duties or title that are inconsistent with his position as Chief Executive Officer.

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

Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $12,500 for the Chairman of the Board, $5,000 for the Chairman of the Audit Committee, and $1,500 for the Chairmen of the Nomination and Governance Committee and the Compensation Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee attended, and $1,000 for each other committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee or the Compensation Committee attended and an additional $2,500 for each meeting attended of the audit committee. In May 2012, we granted stock options to purchase 7,143 shares of our common stock, and in December 2012, we granted stock options to purchase an additional 100,000 shares of our common stock, to each non-employee director at an exercise price equal to the current market value of our common stock on the date of grant. The options were vested, in full, upon grant.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2012:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)(4)	Total ($)
Max Link, Ph.D., Chairman	105,250	175,450	280,700
Marvin R. Selter, Vice Chairman	93,250	175,450	268,700
Louis Ignarro, Ph.D., Director	46,500	175,450	221,950
Joseph Rubinfeld, Ph.D., Director	136,500	222,850	359,350
Richard L. Wennekamp, Director	72,250	175,450	247,700
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

(3)
In May 2012, we granted stock options to purchase 7,143 shares of our common stock, and in December 2012, we granted stock options to purchase an additional 100,000 shares of our common stock, to each non-employee director at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value of $175,450 calculated in accordance with FASB ASC Topic 718. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2008 Long-Term Incentive Plan, which is described in Note 12 of the Notes to Consolidated Financial Statements.

(4)
In December, 2012, we granted stock options to Dr. Rubinfeld to purchase 30,000 shares of our common shares at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value of $47,400.

Joseph Rubinfeld, Ph.D. Consulting Agreement

On December 2, 2008, we entered into a written consulting agreement with Joseph Rubinfeld, Ph.D., under which Dr. Rubinfeld agrees to serve as our Chief Scientific Advisor. In exchange, we granted to Dr. Rubinfeld under our 2008 Stock Incentive Plan a ten-year stock option to purchase up to 50,000 shares of our common stock at an exercise price of $2.45 per share, which equaled the market price of our common stock as of the grant date. The fair value of this option grant was $116,900. The stock option vested immediately upon grant as to 7,143 of the option shares and vested as to the remaining option shares in 36 equal monthly installments, and is now fully vested. The consulting agreement is terminable at any time by either party upon notice to the other party.

On December 10, 2012, we entered into an amendment to our written consulting agreement with Dr. Rubinfeld, Ph.D. to provide for the one-time grant to Dr. Rubinfeld under our 2008 Plan of an option to purchase 30,000 shares of our common stock at an exercise price of $1.83 per share, which was equal to the market price of our common stock on the grant date.  The option has a term of ten years and is fully vested.  The fair value of this option grant was $47,400.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 11, 2013 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 11, 2013 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 30,517,370 shares of our common stock outstanding as of March 11, 2013, excluding treasury shares. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Scott Patterson	4,478,662	14.7%
Louis Ignarro, Ph.D.(1)	208,131	*
Steven A. Kriegsman(2)	1,329,797	4.4%
Max Link, Ph.D.(3)	183,315	*
Joseph Rubinfeld, Ph.D.(4)	225,000	*
Marvin R. Selter	65,351	*
Richard L. Wennekamp(6)	161,710	*
Dan Levitt, M.D., Ph.D.(7)	247,236	*
John Y. Caloz (8)	87,504	*
Scott Wieland, Ph.D.(9)	82,091	*
Benjamin S. Levin(10)	160,977	*
All executive officers and directors as a group (ten persons)(11)	2,751,111	9.0%
____________

(1)	Includes 195,000 shares subject to options or warrants.

(2)	Includes 732,686 shares subject to options or warrants. Mr. Kriegsman’s address is c/o CytRx Corporation, 11726 San Vicente Boulevard, Suite 650, Los Angeles, CA 90049.

(3)	Includes 146,128 shares subject to options or warrants.

(4)	Includes 225,000 shares subject to options or warrants.

(5)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover.

(6)	Includes 145,000 shares subject to options or warrants.

(7)	Includes 132,950 shares subject to options or warrants.

(8)	Includes 82,962 shares subject to options or warrants.

(9)	Includes 82,091 shares subject to options or warrants.

(10)	Includes 156,180 shares subject to options or warrants.

(11)	Includes 1,897,996 shares subject to options or warrants.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors has determined that Messrs. Link, Selter, Rubinfeld, Ignarro and Wennekamp are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our board of directors.  Our board has determined that Messrs. Link, Selter and Wennekamp also are “independent” for purposes of service as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.

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

There were no related person transactions in 2012.

Exemption Clause

Instruction 7(a) to Item 404(a) of Securities and Exchange Commission Regulation S-K states that disclosure need not be provided if the transaction is one where the rates or charges involved in the transaction are determined by competitive bid, or the transaction involves rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

Applicable Definitions

For purposes of our Audit Committee’s review:

•	“related person” has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K (“Item 404(a)”); and

•	“related person transaction” means any transaction for which disclosure is required under the terms of Item 404(a) involving us and any related persons.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2012, 2011 and 2010.

Audit Fees

The fees for 2012 and 2011 from BDO for professional services rendered for the audit of our annual consolidated financial statements and internal controls over financial reporting, quarterly and S-3 reviews were $376,300 and $347,000, respectively.

Tax Fees

The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $22,325 and $23,325 for 2012 and 2011, respectively.

All Other Fees

No other services were rendered by BDO for 2012 and 2011.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2012 and 2011.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this 10-K:

(1) Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-19 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(2) Financial Statement Schedules

The following financial statement schedule is set forth on page F-19 of this Annual Report.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(b)       Exhibits

See Exhibit Index on page 61 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit Number	Description	Footnote

1.1	Underwriting Agreement dated as of October 17, 2012 between CytRx Corporation and Aegis Capital Corp.	(w)

2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	(n)

3.1	Amended and Restated Certificate of Incorporation of CytRx Corporation, as amended	(x)

3.2	Certificate of Amendment of Restated Certificate of Incorporation	(y)

3.3	Restated By-Laws of CytRx Corporation	(a)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	(b)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	(e)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	(l)

4.4	Securities Purchase Agreement, dated July 24, 2009, between CytRx Corporation and the purchasers listed on the signature pages thereto	(p)

4.5	Form of Common Stock Purchase Warrant to be issued by CytRx Corporation to purchasers under the Securities Purchase Agreement, dated July 24, 2009	(p)

4.6	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated August 1, 2011	(r)

4.7	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated September 7, 2011	(s)

4.8	Restricted Stock Purchase Agreement dated December 31, 2012, between CytRx Corporation and Daniel Levitt, M.D., Ph.D.

10.1*	CytRx Corporation 2000 Long-Term Incentive Plan	(c)

10.2*	Amendment No. 1 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.3*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.4*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)

10.5*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)

10.6*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	(x)

10.7*	First Amendment to CytRx Corporation 2008 Stock Incentive Plan	(z)

10.8*	Second Amendment to CytRx Corporation 2008 Stock Incentive Plan	(aa)

10.9†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	(d)

10.10	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	(g)

10.11
Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000
(g)

10.12	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(j)

10.13†	NS-187 License Agreement dated December 28, 2005 between Innovive Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd.	(h)

10.14†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	(k)

10.15†	License Agreement dated December 6, 2006 between Innovive Pharmaceuticals, Inc. and TMRC Co., Ltd.	(m)

10.16†	License Agreement dated as of August 28, 2007 between Innovive Pharmaceuticals, Inc. and TMRC Co. Ltd.	(u)

10.17	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(o)

10.18	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(q)

10.19*	Employment Agreement dated January 1, 2013 between CytRx Corporation and Daniel Levitt, M.D., Ph.D.

10.20*	Employment Agreement dated January 1, 2013, between CytRx Corporation and Benjamin S. Levin

10.21*	Employment Agreement dated January 1, 2013, between CytRx Corporation and Scott Wieland

10.22*	Employment Agreement dated January 1, 2013, between CytRx Corporation and John Y. Caloz

10.23†	Asset Purchase Agreement dated May 13, 2011 by and between CytRx Corporation and Orphazyme ApS	(t)

10.24	Investment Banking Agreement dated February 14, 2012, between CytRx Corporation and Legend Securities, Inc.	(x)

10.25*	Fourth Amended and Restated Employment Agreement, dated May 10, 2012, by and between CytRx Corporation and Steven A. Kriegsman.	(w)

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
* Indicates a management contract or compensatory plan or arrangement.

† Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2008 (File No. 000-15327)

(b)	Incorporated by reference to the Registrant’s 8-K filed on April 17, 1997 (File No. 000-15327)

(c)	Incorporated by reference to the Registrant’s Form 10-K filed on March 27, 2001 (File No. 000-15327)

(d)	Incorporated by reference to the Registrant’s Form 8-K filed on December 21, 2001 (File No. 000-15327)

(e)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2002 (File No. 000-15327)

(f)	Incorporated by reference to the Registrant’s Proxy Statement filed June 11, 2002 (File No. 000-15327)

(g)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004 (File No. 000-15327)

(h)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) Form 10 filed on April 20, 2006

(i)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005 (File No. 000-15327)

(j)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005 (File No. 000-15327)

(k)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-Q filed on November 14, 2006 (File No. 000-51534)

(l)	Incorporated by reference to the Registrant’s 10-K filed on April 2, 2007 (File No. 000-15327)

(m)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-K filed on March 21, 2007 (File No. 000-51534)

(n)	Incorporated by reference to the Registrant’s 8-K filed on June 9, 2008 (File No. 000-15327)

(o)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2009 (File No. 000-15327)

(p)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2009 (File No. 000-15327)

(q)	Incorporated by reference to the Registrant’s 8-K filed on December 4, 2009 (File No. 000-15327)

(r)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2011 (File No. 000-15327)

(s)	Incorporated by reference to the Registrant’s 8-K filed on September 13, 2011 (File No. 000-15327)

(t)	Incorporated by reference to the Registrant’s 10-Q filed on August 9, 2011 (File No. 000-15327)

(u)	Incorporated by reference to the Quarterly Report on Form 10-Q of CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) filed on November 14, 2007 (File No. 000-51534)

(v)	Incorporated by reference to the Registrant’s 10-K filed on July 26, 2011 (File No. 000-15327)

(w)	Incorporated by reference to the Registrant’s 8-K filed on October 19, 2012 (File No. 000-15327)

(x)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2012 (File No. 000-15327)

(y)	Incorporated by reference to the Registrant’s 8-K filed on May 15, 2012 (File No. 000-15327)

(z)	Incorporated by reference to Annex B of the Registrant’s Proxy Statement filed April 2, 2012 (File No. 000-15327)

(aa)	Incorporated by reference to Annex C of the Registrant’s Proxy Statement filed April 2, 2012 (File No. 000-15327)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 11, 2013	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN A. KRIEGSMAN	Director, President and Chief Executive Officer	March 11, 2013
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 11, 2013
John Y. Caloz	(Principal Financial and Accounting Officer)

/s/ MAX LINK	Chairman of the Board	March 11, 2013
Max Link, Ph.D.

/s/ MARVIN R. SELTER	Vice-Chairman of the Board	March 11, 2013
Marvin R. Selter

/s/ LOUIS IGNARRO	Director	March 11, 2013
Louis Ignarro, Ph.D.

/s/ JOSEPH RUBINFELD	Director	March 11, 2013
Joseph Rubinfeld, Ph.D.

/s/ RICHARD L. WENNEKAMP	Director	March 11, 2013
Richard L. Wennekamp

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,344,088	$17,988,590
Short-term investments	24,000,000	18,057,672
Receivables	109,802	175,704
Interest receivable	26,517	41,275
Prepaid expenses and other current assets	1,212,041	1,017,799
Total current assets	39,692,448	37,281,040
Equipment and furnishings, net	253,277	266,335
Goodwill	183,780	183,780
Other assets	102,271	123,268
Total assets	$40,231,776	$37,854,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,060,516	$2,074,463
Accrued expenses and other current liabilities	3,033,189	4,786,956
Warrant liabilities	3,972,230	6,738,934
Total current liabilities	10,065,935	13,600,353
Commitment and contingencies
Stockholders’ equity (see Note 2):
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 30,607,916 and 21,302,327 shares issued and outstanding at December 31, 2012 and 2011, respectively	30,608	21,303
Additional paid-in capital	261,318,638	237,452,299
Treasury stock, at cost (90,546 shares)	(2,279,238)	(2,279,238)
Accumulated deficit	(228,904,167)	(210,940,294)
Total stockholders’ equity	30,165,841	24,254,070
Total liabilities and stockholders’ equity	$40,231,776	$37,854,423

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenue:
Licensing revenue	$100,000	$250,000	$100,000

Expenses:
Research and development	12,684,793	15,491,301	8,506,937
General and administrative	8,353,330	7,317,169	8,235,993
Depreciation and amortization	113,936	95,517	107,666
	21,152,059	22,903,987	16,850,596
Loss before other income	(21,052,059)	(22,653,987)	(16,750,596)
Other income:
Interest income	131,666	207,217	303,592
Other income, net	191,416	205,194	95,827
Gain on warrant liability	2,766,704	7,915,027	933,420
Gain on sale of affiliate’s shares - RXi Pharmaceutical	—	—	15,826,217

Net (loss) income before provision for income taxes	(17,962,273)	(14,326,549)	408,460
Income tax expense	(1,600)	(97,996)	—
Net (loss) income	$(17,963,873)	$(14,424,545)	$408,460
Basic and diluted (loss) income per share	$(0.78)	$(0.80)	$0.03
Basic weighted average shares outstanding	22,973,905	17,935,895	15,640,642
Diluted weighted average shares outstanding	22,973,905	17,935,895	15,920,326

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Treasury
	Shares Issued	Amount	Paid-In Capital	Deficit	Stock	Total
Balance at December 31, 2009	15,656,745	$15,657	$227,535,473	$(196,924,209)	$(2,279,238)	$28,347,683
Issuance of stock options/warrants for compensation and services	—	—	1,620,088	—	—	1,620,088
Common stock issued for services	7,143	7	44,493	—	—	44,500
Options and warrants exercised	35,947	36	147,208	—	—	147,244
Net income	—	—	—	408,460	—	408,460
Balance at December 31, 2010	15,699,835	$15,700	$229,347,262	$(196,515,749)	$(2,279,238)	$30,567,975
Issuance of stock options/warrants for compensation and services	—	—	1,387,701	—	—	1,387,701
Common stock and warrants issued in connection with a public offering	5,600,000	5,600	6,717,339	—	—	6,722,939
Options and warrants exercised	2,492	3	(3)	—	—	—
Net loss	—	—	—	(14,424,545)	—	(14,424,545)
Balance at December 31, 2011	21,302,327	$21,303	$237,452,299	$(210,940,294)	$(2,279,238)	$24,254,070
Issuance of stock options/warrants for compensation and services	—	—	2,391,018	—	—	2,391,018
Common stock issued in connection with a public offering	9,200,000	9,200	21,467,615	—	—	21,476,815
Issuance of restricted stock for compensation	100,000	100	511	—	—	611
Options and warrants exercised	5,589	5	7,195	—	—	7,200
Net loss	—	—	—	(17,963,873)	—	(17,963,873)
Balance at December 31, 2012	30,607,916	$30,608	$261,318,638	$(228,904,167)	$(2,279,238)	$30,165,841

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss) attributable to CytRx Corporation	$(17,963,873)	$(14,424,545)	$408,460
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	113,936	95,517	107,666
Loss on retirement of equipment and furnishings	42,267	10,206	63,853
Fair value adjustment of warrant liability	(2,766,704)	(7,915,027)	(933,420)
Unrealized foreign exchange loss	—	17,834	—
Gain on sale of affiliate’s shares	—	—	(15,826,217)
Stock-based compensation expense	2,391,529	1,436,840	1,620,088
Common stock issued for services	—	—	44,450
Changes in assets and liabilities:
Receivable	65,902	83,302	(119,326)
Interest receivable	14,758	76,349	13,155
Income taxes recoverable	—	519,158	—
Prepaid expenses and other current assets	(173,245)	277,232	(56,127)
Accounts payable	984,547	1,046,539	(38,131)
Accrued expenses and other current liabilities	(1,753,767)	2,105,212	171,459
Total adjustments	(1,080,777)	(2,246,838)	(14,952,550)
Net cash used in operating activities	(19,044,650)	(16,671,383)	(14,544,090)

Cash flows from investing activities:
Proceeds from matured short-term investments	23,125,442	25,644,481	26,250,000
Purchase of short-term investments	(29,067,770)	(23,134,292)	(24,067,861)
Proceeds from sale of assets held for sale	—	—	73,634
Proceeds from sale of affiliate’s shares	—	6,938,603	8,887,614
Purchases of equipment and furnishings	(141,639)	(52,868)	(315,751)
Net cash provided by (used in) investing activities	(6,083,967)	9,395,924	10,827,636

Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of fees	21,476,815	18,939,619	—
Proceeds from issuance of restricted stock to employee	100	—	—
Net proceeds from exercise of stock options and warrants	7,200	—	147,294
Net cash provided by financing activities	21,484,115	18,939,619	147,294

Net increase (decrease) in cash and cash equivalents	(3,644,502)	11,664,160	(3,569,160)
Cash and cash equivalents at beginning of year	17,988,590	6,324,430	9,893,590
Cash and cash equivalents at end of year	$14,344,088	$17,988,590	$6,324,430

Supplemental disclosures of non-cash financing activities:
Warrants issued in connection with financing	$—	$12,216,680	$—
Equipment and furnishings purchased but not paid	$1,506	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology.  CytRx’s oncology pipeline includes two programs in clinical development for cancer indications:  aldoxorubicin (formerly known as aldoxorubicin) and tamibarotene.  With its tumor-targeted doxorubicin conjugate aldoxorubicin, the Company has initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, completed a Phase 1b/2 clinical trial primarily in the same indication and initiated a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors.  The Company held a meeting with the Food and Drug Administration (“FDA”) to discuss a potential Phase 3 pivotal trial as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and has submitted a special protocol assessment with respect to that potential trial. Tamibarotene is being tested in a double-blind, placebo-controlled, international Phase 2b clinical trial in patients with non-small-cell lung cancer. The Company also has completed its evaluation of a third drug candidate, bafetinib, in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plans to seek a partner for further development of bafetinib.

At December 31, 2012, the Company had cash and cash equivalents of approximately $14.3 million and short-term investments of $24.0 million. Management believes that the Company’s current cash on hand, together with its short-term investments, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for 2013 of approximately $25.2 million (unaudited), which includes approximately $8.3 million (unaudited) for its clinical programs for aldoxorubicin, approximately $3.7 million (unaudited) for its clinical program for tamibarotene, approximately $6.7 million (unaudited) for general operation of its clinical programs, and approximately $6.5 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.  The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

Reverse Stock Split — Effective May 15, 2012, the Company completed a 1-for-7 reverse stock split of the Company’s outstanding shares of common stock; no change was made to the per-share par value of the common stock or to the number of shares of authorized common stock. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies.

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

Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence or an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Once all conditions of the grant are met and no contingencies remain outstanding, the revenue is recognized as grant fee revenue and an earned but unbilled revenue receivable is recorded. There are no grant revenues earned for 2012, 2011, and 2010.

Other Income —  The Company realized other income of $0.1 million in each of 2012, 2011 and 2010 on the sub-lease of its New York City rental property inherited on the acquisition of Innovive Pharmaceuticals in 2008. The sub-lease expired in August 2012 and was not renewed.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Short-term Investments — Investment securities held by the Company and expected to mature within 12 months are classified as available for sale.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There are no impairment losses recognized in each of 2012, 2011, and 2010.

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

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$13,188	$—	$—	$13,188
Short-term investments	24,000	—	—	24,000
Warrant liabilities	—	—	3,972	3,972

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$17,073	$—	$—	$17,073
Short-term investments	18,058	—	—	18,058
Warrant liabilities	—	—	6,739	6,739

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financing. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). See Warrant Liabilities below.

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

Net Income (Loss) Per Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 11.0 million, 8.2 million and 2.2 million shares at December 31, 2012, 2011 and 2010, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Warrant Liabilities —Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company’s July 2009 and August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the marked to market calculation is shown on the Statements of Operations as gain on warrant liability. See “Note 8 – Warrant Liabilities” for additional information related to the determination of fair value of warrants.

Shares Reserved for Future Issuance — As of December 31, 2012, the Company has reserved approximately 2.7 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.

Stock-based Compensation — The Company’s stock-based employee compensation plans are described in Note 12. The Company has adopted the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 505-50, Equity (“ASC 505”), as amended.

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

Income Taxes — The Company accounts for income taxes in accordance with the provisions of FASB ASC 740-10, Income Taxes, (“ASC 740”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, a two-step process, the first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions or changes in our assumptions in future periods are recorded in the period they become known. The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expenses.

Concentrations of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company’s investment policy disallows investment in any debt securities rated less than “investment-grade” by national ratings services. The Company has not experienced any losses on its deposits of cash or cash equivalent or its short-term investments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2012 approximated $12 million.

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

Other Comprehensive Income (Loss) — The Company follows the provisions of ASC 220, Comprehensive Income (“ASC 220”), which requires separate representation of certain transactions, which are recorded directly as components of shareholders’ equity. The Company has no components of other comprehensive income (loss) and accordingly comprehensive loss is the same as net loss reported.

3. Receivables

At December 31, 2012 and 2011, the Company had a receivable of $0.1 million and $0.2 million, respectively, primarily related to annual licensing fees due to the Company. Due to the likelihood of the collectability of the accounts receivable, no allowance was recorded.

4. Prepaid and Other Assets

At December 31, 2012 and 2011, the Company had $1.2 million and $1.0 million, respectively, of other current assets, which consist primarily of deposits on contracts for research and development, prepaid insurance and leases for its facility.

5. Short-term Investments

The Company held $24.0 million of short-term investments at December 31, 2012.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit and these three certificates of deposit accounts detailed as follows: $3.0 million with a maturity date of March 28, 2013, $4.0 million with a maturity date of May 2, 2013, and $17.0 million with a maturity date of October 31, 2013. As at December 31, 2011, the Company held $18.1 million of short-term investments.

6. Equipment and Furnishings

Equipment and furnishings at December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Equipment and furnishings	$483	$430
Less — accumulated depreciation	(230)	(164)
Equipment and furnishings, net	253	266

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 were $113,936, $95,517 and $107,666, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2012 and 2011 are summarized below (in thousands).

	2012	2011
Professional fees	$340	$286
Research and development costs	2,340	4,177
Wages, bonuses and employee benefits	282	227
Other	71	97
Total	$3,033	$4,787

8. Warrant Liabilities

Warrants issued in connection with the Company’s July 2009 and August 2011 equity public offerings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. The fair value of these warrants were recorded on the balance sheet at issuance and the warrants were marked to fair value at each financial reporting period, with changes in the fair value recorded as a gain or loss in the statement of operations.  The fair value of the warrants is determined using the Black-Scholes option pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010

Risk-free interest rate	0.25% - 0.45%	0.36% - 0.83%	0.59% - 1.52%
Expected dividend yield	0%	0%	0%
Expected lives	1.95 – 3.59	0.96 – 4.59	1.96 – 3.96
Expected volatility	72.6% - 76.0%	75.0% - 89.8%	87.7% - 93.2%
Warrants classified as liabilities	6,984,716	7,115,447	675,447
Gain on warrant liabilities	$2,766,704	$7,915,027	$933,420

The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.

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

CytRx’s current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)	Employment Agreements (2)	Subtotal	Research and Development (3)	Total
2013	$332	$2,575	$2,907	$10,120	$13,027
2014	381	850	1,231	2,430	3,661
2015	55	850	905	—	905
Total	$768	$4,275	$5,043	$12,550	$17,593

____________

(1)
Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors. The Company recognized lease expenses of $324,536, $321,782, and $306,513 in 2012, 2011 and 2010, respectively.

(2)
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

The Company applies the disclosure provisions of ASC 460, Guarantees (“ASC 460”) to its agreements that contain guarantees or indemnities by the Company. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to the Company. To date, the Company has not incurred material costs as a result of these obligations and does not expect to incur material costs in the future; further, the Company maintains insurance to cover certain losses arising from these indemnifications. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to these indemnifications or guarantees.

The Company is occasionally involved in claims arising in the normal course of business. As of March 11, 2013, there were no such claims that the Company expects, individually or in the aggregate, to have a material adverse effect on CytRx.

10. Equity Transactions

On October 23, 2012, the Company completed a $23.0 million underwritten public offering, in which it sold and issued 9.2 million shares of common stock at a price of $2.50 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $21.5 million. Immediately after the sale, the Company had approximately 30.6 million shares of common stock outstanding, without giving effect to the possible exercise of any of the Company’s outstanding warrants or stock options.

Effective May 15, 2012, the Company completed a 1-for-7 reverse stock split of the Company’s outstanding shares of common stock; no change was made to the per-share par value of the common stock or to the number of shares of authorized common stock.

On August 1, 2011, the Company undertook a $20.4 million underwritten public offering in which it sold and issued 5.6 million shares of common stock at a price of $3.57 per share and warrants at a price of $0.07 per warrant to purchase up to approximately 6.4 million shares of common stock at an exercise price of $4.48 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $18.9 million.

On July 8, 2011, the Company effected an increase in the authorized shares of common stock from 175,000,000 shares to 250,000,000 shares and an increase in the designated number of shares of Series A Preferred Stock associated with the Company’s rights plan from 15,000 shares to 25,000 shares.

11. Investment in ADVENTRX Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of ADVENTRX, which it sold on October 11, 2011 for $112,200, and on June 6, 2012, the Company received an additional 38,196 shares of common stock of ADVENTRX that had been held in an escrow established in connection with the acquisition, which it sold for $17,900.  If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.9 million additional ADVENTRX shares. At the time of the sale, the Company’s interest in SynthRx had a zero carrying value.

12. Stock Options and Warrants

Stock Options

The Company has a 2000 Long-Term Incentive Plan under which 1.4 million shares of common stock were originally reserved for issuance.  As of December 31, 2012, there were approximately 1.0 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance.  The number of shares reserved for issuance under the 2008 Plan was then fixed at 5.0 million shares, after giving effect to the 1-for-7 reverse stock split implemented on May 15, 2012.  As of December 31, 2012, there were 2.4 million shares subject to outstanding stock options and 2.6 million shares available for future grant under this plan.

The Company follows the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.83% - 1.78%	1.23%	2.50%
Expected volatility	0% - 82%	89%	91%
Expected lives (years)	6 - 10	6 - 10	6 - 10
Expected dividend yield	0.00%	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2012, 2011 and 2010, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the year ended December 31, 2012, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 3% for options granted to senior management and 0% for options granted to directors; for the years ended December 31, 2011 and 2010, the Company estimated an annualized forfeiture rate of 13% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2012, there remained approximately $1.8 million of unrecognized compensation expense related to unvested stock options granted to current and former employees and directors, to be recognized as expense over a weighted-average period of 1.35 years. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options			Weighted Average Exercise Price
	2012	2011	2010	2012	2011	2010
Outstanding — beginning of year	1,763,923	1,268,209	1,144,585	$6.01	$7.49	$13.93
Granted	1,541,002	499,286	245,072	1.86	2.38	6.86
Exercised	(1,071)	—	(31,948)	2.80	—	4.62
Forfeited	(63,004)	(3,572)	(89,500)	3.89	6.93	7.07
Outstanding — end of year	3,240,850	1,763,923	1,268,209	4.08	6.01	7.49
Exercisable at end of year	1,918,461	1,070,419	814,564	$3.69	$7.49	$6.93
Weighted average fair value of stock options granted during the year:	$1.44	$1.75	$5.25

A summary of the activity for unvested employee stock options as of December 31, and changes during the year is presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2012	2011	2010	2012	2011	2010
Nonvested at January 1,	693,504	453,645	430,527	$2.81	$5.25	$4.90
Granted	1,541,002	499,286	245,072	1.44	1.75	5.25
Vested	(849,113)	(255,855)	(132,454)	3.69	4.90	5.25
Pre-vested forfeitures	(63,004)	(3,572)	(89,500)	2.97	6.93	4.34
Nonvested at December 31,	1,322,389	693,504	453,645	$1.57	$2.81	$5.25
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

The Company recorded $0, $31,000 and $400,000 of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2012, 2011 and 2010, respectively.

At December 31, 2012, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company’s non-employee stock option activity:

	Stock Options			Weighted Average Exercise Price
	2012	2011	2010	2012	2011	2010
Outstanding — beginning of year	143,572	142,143	142,143	$6.17	$6.30	$6.37
Granted	—	1,429	56,429	—	2.94	8.54
Exercised	(1,429)	—	—	2.94	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	(56,429)	—	—	8.96
Outstanding — end of year	142,143	143,572	142,143	6.20	6.17	6.30
Exercisable at end of year	133,215	125,714	101,077	$6.10	$5.95	$7.00
Weighted average fair value of stock options granted during the year:	$—	$2.94	$6.09

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2012	2011	2010
Risk-free interest rate	—	2.77%	2.37%
Expected volatility	—	70%	92%
Expected lives (years)	—	10	5
Expected dividend yield	—	0%	0%

A summary of the activity for nonvested, non-employee stock options as of December 31, and changes during the years are presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2012	2011	2010	2012	2011	2010
Nonvested at January 1,	17,857	41,066	64,274	$19.95	$13.86	$9.66
Granted	—	1,429	56,429	—	0.81	6.09
Vested	(8,928)	(24,638)	(23,208)	19.95	8.61	2.31
Pre-vested forfeitures	—	—	(56,429)	—	—	7.84
Nonvested at December 31,	8,929	17,857	41,066	$19.95	$19.95	$13.86

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.83 — 3.00	2,108,656	9.47	$1.96	854,178	9.47	$2.04
$3.01 — 7.00	199,941	5.44	5.40	196,298	5.36	5.42
$7.01 — 8.50	942,110	5.12	7.66	868,913	5.12	7.70
$8.51 — 32.55	132,286	1.83	12.75	132,286	1.83	12.75

	3,382,993	7.69	$4.17	2,051,675	7.69	$5.45

The aggregate intrinsic value of outstanding options and options vested as of December 31, 2012 and the options exercised during 2012 were $2.7 million, $1.0 million and $0, respectively, which represent options whose exercise price was less than the closing fair market value of the Company’s common stock on December 31, 2012 of $1.87.

Restricted Stock

On December 31, 2012, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, of which 50,000 shares will vest on June 30, 2013, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by the Company on each such date. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of these restricted shares on the grant date was $186,900.

Warrants

Warrants issued in connection with the Company’s July 2009 and August 2011 financings are classified as liabilities as opposed to equity due to their settlement terms. For 2012, 2011 and 2010, 6,984,716 shares, 7,115,447 shares and 675,447 shares, respectively, were underlying such warrants. See Note 8 – Warrant Liabilities.

All other warrants issued by the Company other than warrants issued in connection with its July 2009 and August 2011 financings are classified as equity; the fair value of the warrants was recorded as additional paid-in capital and no further adjustments are made.

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants			Weighted Average Exercise Price
	2012	2011	2010	2012	2011	2010
Outstanding — beginning of year	7,397,415	1,294,639	2,202,654	$5.32	$10.29	$10.50
Granted	285,716	6,440,000	171,429	2.06	4.48	12.60
Exercised	(5,714)	—	(5,715)	1.89	5.32	1.82
Forfeited	(28,571)	—	—	1.89	—	—
Expired	(130,733)	(337,224)	(1,073,729)	11.90	8.68	14.28
Outstanding — end of year	7,518,113	7,397,415	1,294,639	5.09	5.32	10.29
Exercisable at end of year	7,452,396	7,396,701	1,251,725	$5.11	$5.31	$10.50
Weighted average fair value of warrants granted during the year:	$1.22	$2.42	$3.85

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2012:

	Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$1.82 — 2.50	360,003	2.41	$2.00	294,286	$1.97
$2.51 — 5.50	6,497,190	3.58	4.49	6,497,190	4.49
$5.51 — 11.50	23,461	2.00	6.18	23,461	6.18
$11.51 — 24.50	637,459	1.96	12.90	637,459	12.90
	7,518,113	3.38	$5.09	7,452,396	$5.11

13. Sale of Assets

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

15. Income Taxes

At December 31, 2012, the Company had federal and state net operating loss carryforwards of $166.7 million and $97.6 million, respectively, available to offset against future taxable income, which expire in 2013 through 2032.

The Company’s utilization of net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to ownership change provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These provisions limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and income tax following an “ownership change,” defined by Section 382 of the Code to mean a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups.

As a result of an ownership change that occurred in the CytRx shareholder base in July 2002, approximately $10.1 million in federal net operating loss carryforwards became limited in their availability to $4.0 million in total or $363,000 annually. Management currently believes that the remaining $135.9 million in federal net operating loss carryforwards, and the $97.6 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2012, CytRx also had research and development and alternative minimum tax credits for federal and state purposes of approximately $7.5 million and $12.2 million, respectively, available for offset against future income taxes, which expire in 2022 through 2031. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$60,184	$56,025
Tax credit carryforwards	15,514	10,040
Equipment, furnishings and other	9,822	9,154

Total deferred tax assets	85,520	75,219
Deferred tax liabilities	(100)	(3,868)
Net deferred tax assets	85,420	71,351
Valuation allowance	(85,420)	(71,351)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2012 and 2011 was $14.1 million and $16.2 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Federal benefit at statutory rate	$(6,107)	$(4,996)	$139
State income taxes, net of Federal taxes	(745)	(857)	24
State credits	(1,555)
Warrant liabilities	941
Other permanent differences	(23)	6	22
Book gain in excess of tax gain	—	—	(3,630)
Provision related to change in valuation allowance	14,069	16,235	3,278
Other, net	(6,578)	(10,290)	167
	$2	$98	$0

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2012.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company follows ASC 740 and the year ended December 31, 2012, the tax returns for 2008 through 2012 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company had accrued no interest or penalties related to uncertain tax positions.

16. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2012 and 2011 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012
Total revenues	$—	$—	$—	$100
Net income (loss)	(10,135)	(13,262)	1,584	3,849
Net income (loss) applicable to common stockholders	$(10,135)	$(13,262)	$1,584	$3,849
Basic and diluted income (loss) per share applicable to common stock	$(0.49)	$(0.63)	$0.07	$0.14

2011
Total revenues	$—	$150	$—	$100
Net loss	(6,275)	(3,120)	(558)	(4,472)
Net loss applicable to common stockholders	$(6,275)	$(3,120)	$(558)	$(4,472)
Basic and diluted loss per share applicable to common stock	$(0.42)	$(0.20)	$(0.03)	$(0.21)

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of CytRx Corporation (“the Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytRx Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited CytRx Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CytRx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 11, 2013

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011 and 2010

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2012	$71,351,000	$—	$14,069,000	$—	$85,420,000
Year ended December 31, 2011	$55,116,000	$—	$16,235,000	$—	$71,351,000
Year ended December 31, 2010	$51,838,000	$—	$3,278,000	$—	$55,116,000