Form 10-Q
period 2013-03-31
CYTRX CORP
filed 2013-05-09
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of May 9, 2013: 30,517,370 shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,429,671	$14,344,088
Short-term investments	21,000,000	24,000,000
Receivables	10,294	109,802
Interest receivable	40,168	26,517
Investment in Mast Therapeutics, at market	62,945	—
Prepaid expenses and other current assets	1,462,098	1,212,041
Total current assets	34,005,176	39,692,448
Equipment and furnishings, net	226,975	253,277
Goodwill	183,780	183,780
Other assets	102,271	102,271
Total assets	$34,518,202	$40,231,776
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$1,851,300	$3,060,516
Accrued expenses and other current liabilities	2,989,712	3,033,189
Warrant liabilities	6,067,450	3,972,230
Total current liabilities	10,908,462	10,065,935

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 30,607,916 shares issued and outstanding at March 31, 2013 and December 31, 2012	30,608	30,608
Additional paid-in capital	261,626,646	261,318,638
Treasury stock, at cost (90,546 shares)	(2,279,238)	(2,279,238)
Accumulated deficit	(235,768,276)	(228,904,167)
Total stockholders’ equity	23,609,740	30,165,841
Total liabilities and stockholders’ equity	$34,518,202	$40,231,776

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
License revenue	$—	$—

Expenses:
Research and development	3,188,759	4,401,515
General and administrative	1,817,325	1,914,715
	5,006,084	6,316,230

Loss before other income (loss)	(5,006,084)	(6,316,230)

Other income (loss):
Interest income	40,258	35,458
Other income, net	196,937	34,059
Loss on warrant derivative liability	(2,095,220)	(3,888,166)

Net loss	$(6,864,109)	$(10,134,879)

Basic and diluted net loss per share	$(0.23)	$(0.49)

Basic and diluted weighted average shares outstanding	30,417,370	21,203,867

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,864,109)	$(10,134,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,539	26,184
Retirement of fixed assets	—	2,187
Stock compensation and warrant expense	308,008	321,614
Fair value adjustment on warrant liability	2,095,220	3,888,166
Net foreign exchange gain	(132,244)	—
Income from receipt of Mast Therapeutics, Inc. shares	(62,945)	—
Changes in assets and liabilities:
Receivables	99,508	172,325
Interest receivable	(13,651)	29,720
Prepaid expenses and other current assets	(250,057)	211,020
Accounts payable	(1,210,009)	534,804
Accrued expenses and other current liabilities	88,767	916,530
Net cash used in operating activities	(5,911,973)	(4,032,329)

Cash flows from investing activities:
Proceeds from sale of short-term investments	3,000,000	2,989,902
Purchases of equipment and furnishings	(2,444)	(29,467)
Net cash provided by investing activities	2,997,556	2,960,435

Net decrease in cash and cash equivalents	(2,914,417)	(1,071,894)
Cash and cash equivalents at beginning of period	14,344,088	17,988,590
Cash and cash equivalents at end of period	$11,429,671	$16,916,696

Supplemental disclosure of cash flow information:

Fixed assets purchased on credit	$793	$—

Cash paid for income taxes	$1,600	$—

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology.  The CytRx oncology pipeline is focused on the clinical development of its tumor-targeting doxorubicin conjugate aldoxorubicin (formerly known as INNO-206).  CytRx has initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, has completed its Phase 1b/2 clinical trial primarily in the same indication, and has initiated a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors. The Company is initiating a potential Phase 3 pivotal trial under a special protocol assessment (SPA) with aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy. CytRx is planning to expand its pipeline of oncology candidates based on its proprietary linker platform technology that can be utilized with multiple chemotherapeutic agents and could allow for greater concentration of drug at tumor sites. The Company also has rights to two additional drug candidates, tamibarotene and bafetinib.  The Company completed its evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plans to seek a partner for further development of bafetinib, and is evaluating further development of tamibarotene.

The accompanying condensed financial statements at March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2012 have been derived from the Company’s audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

3.  Short-term Investments

The Company held $21.0 million of short-term investments at March 31, 2013.  The Company has classified these investments as available for sale.  These investments are comprised of federally insured certificates of deposit as follows: $4.0 million with a maturity date of May 2, 2013; and $17.0 million with a maturity date of October 31, 2013.

4.  Investment in Mast Therapeutics, Inc.

On April 8, 2011, Mast Therapeutics, Inc. (formerly ADVENTRX Pharmaceuticals) completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of Mast Therapeutics, which it sold on October 11, 2011 for $112,200, and on June 6, 2012, the Company received an additional 38,196 shares of common stock of Mast Therapeutics that had been held in an escrow established in connection with the acquisition, which it sold for $17,900. In January 2013, the Company received an additional 92,566 shares, which it currently holds, at a market value of $62,945 at March 31, 2013. If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.8 million additional Mast Therapeutics shares. Our former interest in SynthRx had a zero carrying value.

5. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute basic net income (loss) per share in the future, and which were excluded from the computation of diluted loss per share, totaled 11.0 million shares for the three-month period ended March 31, 2013, and 9.6 million shares for the three-month period ended March 31, 2012.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings, including the underwritten public offering that closed on August 1, 2011.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as gain (loss) on warrant derivative liability. The Company recognized a loss on warrant derivative liability of $2.1 million and $3.9 million for the three-month periods ended March 31, 2013 and 2012, respectively. The following reflects the weighted-average assumptions for each of the three-month periods indicated:

	Three MonthsEnded March 31,
	2013	2012

Risk-free interest rate	0.45%	0.74%
Expected dividend yield	0%	0%
Expected lives	3.21	4.15
Expected volatility	69.0%	89.2%
Warrants classified as liabilities	$6,067,450	$3,972,230
Loss on warrant liabilities	$(2,095,220)	$(3,888,166)

The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.

7.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan under which 1.4 million shares of common stock were originally reserved for issuance.  As of March 31, 2013, there were approximately 1.0 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 5.0 million shares of common stock were reserved for issuance.   As of March 31, 2013, there were 2.3 million shares subject to outstanding stock options and 2.7 million shares available for future grant under this plan.

The Company follows ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended March 31,
	2013	2012
Research and development — employee	$50,172	$95,124
General and administrative — employee	184,640	174,072
Total employee stock-based compensation	$234,812	$269,196

Research and development — non-employee	$—	$—
General and administrative — non-employee	27,212	52,418
Total non-employee stock-based compensation	$27,212	$52,418

During the three-month period ended March 31, 2013, the Company issued stock options to purchase 89,176 shares of its common stock. The fair value of the stock options granted in the current three-month period was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

Three Months Ended March 31, 2013
Risk-free interest rate	1.16%
Expected volatility	85.4% - 85.8%
Expected lives (years)	6
Expected dividend yield	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the three-month period ended March 31, 2013, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the three-month period ended March 31, 2013, the contractual term of the options granted was ten years and the Company used six years as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the three-month period ended March 31, 2013, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 3% for options granted to senior management and 0% for options granted to directors and non-employees. For the comparative three-month period ended March 31, 2012, the Company had estimated an annualized forfeiture rate of 14% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

As of March 31, 2013, there remained approximately $1.6 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.25 years. Presented below is the Company’s stock option activity:

	Three Months Ended March 31, 2013
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	3,240,850	142,143	3,382,993	$4.17
Granted	89,176	—	89,176	$2.45
Forfeited or expired	(103,716)	—	(103,716)	$3.08
Outstanding at March 31, 2013	3,226,310	142,143	3,368,453	$4.16
Options exercisable at March 31, 2013	2,020,696	133,215	2,153,911	$5.28

A summary of the unvested stock options as of March 31, 2013, and changes during the three-month period then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2013	1,322,389	8,929	1,331,318	$1.69
Granted	89,176	—	89,176	$1.75
Forfeited or expired	(103,716)	—	(103,716)	$2.32
Vested	(102,236)	—	(102,236)	$1.90
Non-vested at March 31, 2013	1,205,613	8,929	1,214,542	$1.69

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at March 31, 2013:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$1.83 - 3.00	2,115,545	9.26	$1.98	962,073	9.26	$2.03
$3.01 –7.00	178,512	5.02	$5.24	174,869	5.02	$5.27
$7.01 –8.50	942,110	4.88	$7.66	884,683	4.88	$7.69
$8.51 – 32.55	132,286	1.58	$12.75	132,286	1.58	$12.75
	3,368,453	7.49	$4.16	2,153,911	7.49	$5.28

The aggregate intrinsic value of outstanding options as of March 31, 2013 was $4.0 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on March 28, 2013 of $2.72.

Restricted Stock

On December 31, 2012, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, of which 50,000 shares will vest on June 30, 2013, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by the Company on each such date. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of these restricted shares on the grant date was $186,900. The stock-based compensation expense relating to restricted stock included in the Company’s unaudited interim statements of operations for the three-months ended March 31, 2013 and 2012, respectively, was $45,984 and $0.

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

The following table summarizes fair value measurements by level at March 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$10,465	$—	$—	$10,465
Short-term investments	21,000	—	—	21,000
Warrant liability	—	—	6,067	6,067

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

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at March 31, 2013 or 2012.

9.      Liquidity and Capital Resources

At March 31, 2013, the Company had cash and cash equivalents of approximately $11.4 million and short-term investments of $21.0 million.  Management believes that the Company’s current cash on hand together with its short-term investments will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2013 and the first three months of 2014 of approximately $21.1 million, which includes approximately $7.7 million for its clinical programs for aldoxorubicin, approximately $1.8 million for its clinical program for tamibarotene, approximately $0.1 million for its clinical programs for bafetinib, approximately $4.8 million for general operation of its clinical programs, and approximately $6.8 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

11. Income Taxes

The Company completed an analysis of changes in ownership and concluded the net operating loss (“NOL”) carryforwards as of December 31, 2012 are not subject to limitation under Section 382 of the Internal Revenue Code.

12. Subsequent Event

On May 7, 2013, the Company announced it is discontinuing the Phase 2b clinical trial with tamibarotene for patients with advanced non-small-cell lung cancer, following the recommendation of an independent Data Safety Monitoring Committee. The Company is evaluating the reduction in expected costs that result from the clinical trial cessation.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company specializing in oncology.  Our oncology pipeline is focused on the clinical development of our tumor-targeting doxorubicin conjugate aldoxorubicin (formerly known as INNO-206).  We have initiated an international Phase 2b clinical trial as a treatment for soft tissue sarcomas, have completed our Phase 1b/2 clinical trial primarily in the same indication, and have initiated a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors. We are initiating a potential Phase 3 pivotal trial under a special protocol assessment (SPA) with aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy. We are planning to expand our pipeline of oncology candidates based on its proprietary linker platform technology that can be utilized with multiple chemotherapeutic agents and could allow for greater concentration of drug at tumor sites. We also have rights to two additional drug candidates, tamibarotene and bafetinib.  We completed our evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plan to seek a partner for further development of bafetinib, and are evaluating further development of tamibarotene.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 7 of the Notes to Condensed Financial Statements included in this Quarterly Report. We follow ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

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

Net Loss per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 11.0 million shares for the three-month period ended March 31, 2013, and 9.6 million shares for the three-month period ended March 31, 2012 were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

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

Investment in Mast Therapeutics, Inc.

On April 8, 2011, Mast Therapeutics, Inc. (formerly “ADVENTRX Pharmaceuticals”) completed its acquisition of SynthRx, Inc., in which we held a 19.1% interest. As a result of the transaction, we received approximately 126,000 shares of common stock of Mast Therapeutics, which we sold on October 11, 2011 for $112,200, and on June 6, 2012, we received an additional 38,196 shares of common stock of Mast Therapeutics that had been held in an escrow established in connection with the acquisition, which we sold for $17,900.  In January, 2013, we received an additional 92,566 shares, which we currently hold, with a market value of $62,945 as at March 31, 2013. If all of the development milestones under the acquisition agreement were to be achieved, we also would be entitled to receive up to 2.8 million additional Mast Therapeutics shares. At the time of the sale, our interest in SynthRx had a zero carrying value.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2013, we had cash and cash equivalents of approximately $11.4 million and short term investments of $21.0 million.  Management believes that our current cash on hand, together with our short-term investments, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2013 and the first three months of 2014 of approximately $21.1 million, which includes approximately $7.7 million for our clinical programs for aldoxorubicin, approximately $1.8 million for our clinical program for tamibarotene, approximately $0.1 million for our clinical programs for bafetinib, approximately $4.8 million for general operation of our clinical programs, and approximately $6.8 million for other general and administrative expenses. The projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections.

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

We recorded a net loss in the quarter ended March 31, 2013 of $6.9 million as compared to a net loss in the quarter ended March 31, 2012 of $10.1 million, or a decrease of $3.2 million, due principally to a reduction of $1.8 million in the loss on the warrant derivative liability attributable primarily to the warrants issued in connection with the August 2011 equity financing.  There was also a reduction in our research and development expenditures in the current quarter as compared to the quarter ended March 31, 2012 of approximately $1.2 million, due to the timing of expenses.

We received $3.0 million of cash from investing activities in both the 2013 and 2012 three-month periods ended March 31, from net proceeds from the sale of marketable securities. We utilized approximately $2,000 for capital expenditures in the three-month period ended March 31, 2013 as compared to approximately $29,000 in the comparable 2012 period. We do not expect any significant capital spending during the next 12 months.

There was no cash provided by or used in financing activities in either of the three-month periods ended March 31, 2013 or 2012. We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future operating results or future financial condition.

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

Results of Operations

We recorded a net loss of approximately $6.9 million for the three-month period ended March 31, 2013, as compared to a net loss of approximately $10.1 million for the three-month period ended March 31, 2012. The decrease in our net loss during the current three-month period resulted from a reduction in the loss on warrant derivative liability of $1.8 million and a reduction in research and development expenses of $1.2 million.

We recognized no service revenue for either of the three-month periods ended March 31, 2013 and March 31, 2012. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During 2013, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended March 31,
	2013	2012
	(In thousands)
Research and development expenses	$3,084	$4,303
Employee stock option expense	96	95
Depreciation and amortization	9	4
	$3,189	$4,402

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses,  and depreciation expense, were $3.1 million for the three-month period ended March 31, 2013, and $4.3 million for the same period in 2012.

Research and development expenses incurred during the three-month period ended March 31, 2013 relate to our various development programs.  In the three-month period ended March 31, 2013, the development expenses of our program for aldoxorubicin were $1.6 million and the expenses of our program for tamibarotene were $0.9 million. The remainder of our research and development expenses primarily related to research and development support costs.

We recorded $96,000 of employee stock option expense during the three-month period ended March 31, 2013, and $95,000 for the same period in 2012.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2013	2012
	(In thousands)
General and administrative expenses	$1,584	$1,666
Non-cash general and administrative expenses	27	52
Employee stock option expense	185	174
Depreciation and amortization	21	22
	$1,817	$1,914

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation expense, were $1.6 million for the three-month period ended March 31, 2013, and $1.7 million for the same period in 2012.

Employee stock option expense relates to options granted to recruit and retain directors, officers and other employees.  We recorded approximately $185,000 of employee stock option expense in the three-month period ended March 31, 2013, as compared to $174,000 for the same period in 2012. We recorded approximately $27,000 of non-employee stock option expense in the three-month period ended March 31, 2013, as compared to $52,000 for the same period in 2012.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $40,000 for the three-month period ended March 31, 2013, as compared to $35,000 for the same period in 2012. This was as a result of higher cash balances in the current 2012 periods.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2013, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 9, 2013	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document