Form 10-Q
period 2013-06-30
CYTRX CORP
filed 2013-08-06
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of August 6, 2013: 30,489,556 shares exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,980,486	$14,344,088
Short-term investments	17,000,000	24,000,000
Receivables	211,626	109,802
Interest receivable	56,451	26,517
Prepaid expenses and other current assets	580,904	1,212,041
Total current assets	28,829,467	39,692,448
Equipment and furnishings, net	199,580	253,277
Goodwill	183,780	183,780
Other assets	102,271	102,271
Total assets	$29,315,098	$40,231,776
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$2,783,894	$3,060,516
Accrued expenses and other current liabilities	2,811,770	3,033,189
Warrant liabilities	3,133,743	3,972,230
Total current liabilities	8,729,407	10,065,935

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 30,608,392 shares issued and outstanding at June 30, 2013 and 30,607,916 at December 31, 2012	30,609	30,608
Additional paid-in capital	262,082,318	261,318,638
Treasury stock, at cost (118,836 shares at June 30, 2013 and 90,546 at December 31, 2012)	(2,335,818)	(2,279,238)
Accumulated deficit	(239,191,418)	(228,904,167)
Total stockholders’ equity	20,585,691	30,165,841
Total liabilities and stockholders’ equity	$29,315,098	$40,231,776

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
License revenue	$200,000	$—	$200,000	$—

Expenses:
Research and development	4,626,244	2,686,465	7,815,003	7,087,980
General and administrative	1,970,930	2,091,856	3,788,255	4,006,572
	6,597,174	4,778,321	11,603,258	11,094,552

Loss before other income (loss)	(6,397,174)	(4,778,321)	(11,403,258)	(11,094,552)

Other income (loss):
Interest income	35,564	27,547	75,822	63,005
Other income, net	4,761	16,491	201,698	50,551
Gain (loss) on warrant derivative liability	2,933,707	(8,528,192)	838,487	(12,416,358)

Net loss	$(3,423,142)	$(13,262,475)	$(10,287,251)	$(23,397,354)

Basic and diluted net loss per share	$(0.11)	$(0.63)	$(0.34)	$(1.10)

Basic and diluted weighted average shares outstanding	30,418,435	21,204,499	30,417,906	21,203,754

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,287,251)	$(23,397,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,226	52,875
Retirement of fixed assets	—	4,360
Stock compensation and warrant expense	762,748	858,937
Fair value adjustment on warrant liability	(838,487)	12,416,358
Net foreign exchange gain	(138,709)	—
Changes in assets and liabilities:
Receivables	(101,824)	154,946
Interest receivable	(29,934)	19,105
Prepaid expenses and other current assets	631,137	102,323
Accounts payable	(278,151)	93,663
Accrued expenses and other current liabilities	(139,290)	616,083
Net cash used in operating activities	(10,360,535)	(9,078,704)

Cash flows from investing activities:
Proceeds from sale of short-term investments	7,000,000	2,989,902
Purchases of equipment and furnishings	(4,000)	(47,979)
Net cash provided by investing activities	6,996,000	2,941,923

Cash flows from financing activities:
Net proceeds from exercise of stock options	933	7,200
Net cash provided by financing activities	933	7,200

Net decrease in cash and cash equivalents	(3,363,602)	(6,129,581)
Cash and cash equivalents at beginning of period	14,344,088	17,988,590
Cash and cash equivalents at end of period	$10,980,486	$11,859,009

Supplemental disclosure of cash flow information:

Equipment and furnishings purchased on credit	$1,529	$64,022

Repurchase of Company’s own stock for treasury	$56,580	—

Cash paid for income taxes	$5,600	$82,110

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology.  The CytRx oncology pipeline is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its improved version of the widely used chemotherapeutic agent doxorubicin. CytRx has reached targeted enrollment in an international Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcomas and completed a Phase 1b/2 clinical trial primarily in the same indication and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors. CytRx also is conducting a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors. The Company is initiating a Phase 3 pivotal trial under a special protocol assessment (SPA) with aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy. CytRx may seek to expand its pipeline of oncology candidates based on a novel linker platform technology used in aldoxorubicin that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of the agents at tumor sites. The Company also has rights to two additional drug candidates, tamibarotene and bafetinib. The Company completed its evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plans to seek a partner for further development. CytRx is evaluating plans for further development of tamibarotene.

The accompanying condensed financial statements at June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2012 have been derived from the Company’s audited financial statements as of that date.

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

3.  Short-term Investments

The Company held $17.0 million of short-term investments at June 30, 2013.  The Company has classified these investments as available for sale.  These investments are federally insured certificates of deposit and have a maturity date of October 31, 2013.

4.  Investment in Mast Therapeutics, Inc.

On April 8, 2011, Mast Therapeutics, Inc. (formerly ADVENTRX Pharmaceuticals) completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of Mast Therapeutics, which it sold on October 11, 2011 for $112,200, and in June 2012, the Company received an additional 38,196 shares of common stock of Mast Therapeutics that had been held in an escrow established in connection with the acquisition, which it sold on June 6, 2012 for $17,900. In January 2013, the Company received an additional 92,566 shares, and in June 2013, an additional 47,745 shares, which were all sold in June 2013 for $60,566. If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.8 million additional Mast Therapeutics shares. Our former interest in SynthRx had a zero carrying value.

5. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net income (loss) per share in the future, and which were excluded from the computation of diluted loss per share, totaled 11.2 million shares  for the three-month and six-month periods ended June 30, 2013, and 9.6 million shares for the three-month and six-month periods ended June 30, 2012.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings, including the underwritten public offering that closed on August 1, 2011.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Statements of Operations as gain (loss) on warrant derivative liability. The Company recognized a gain (loss) of $2.9 million and ($8.5) million for the three-month periods ended June 30, 2013 and 2012, respectively, and a gain (loss) of $0.8 million and ($12.4) million for the six-month periods ended June 30, 2013 and 2012, respectively. The following reflects the weighted-average assumptions for each of the six-month periods indicated:

	Six Months Ended June 30,
	2013	2012

Risk-free interest rate	0.63%	0.54%
Expected dividend yield	0%	0%
Expected lives	2.96	3.90
Expected volatility	67.3%	86.3%
Warrants classified as liabilities	$3,133,743	$19,155,292
Gain (loss) on warrant liabilities	$838,487	$(12,416,358)

The dividend yield assumption of zero is based upon the fact that the Company has never paid and presently has no intention of paying cash dividends. The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rates in effect at June 30th. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.

7.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan.  As of June 30, 2013, there were approximately 1.0 million shares subject to outstanding stock options under this plan, which expired on August 6, 2010.  Thus, no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan.  As of June 30, 2013, there were 2.4 million shares subject to outstanding stock options and 2.6 million shares available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development — employee	$53,583	$98,242	$103,755	$193,366
General and administrative — employee	202,589	263,007	387,229	437,079
Total employee stock-based compensation	$256,172	$361,249	$490,984	$630,445

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	152,074	176,074	179,286	228,492
Total non-employee stock-based compensation	$152,074	$176,074	$179,286	$228,492

During the six-month period ended June 30, 2013, the Company issued stock options to purchase 117,176 shares of its common stock. The fair value of the stock options granted in the current six-month period was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Risk-free interest rate	1.11%	1.54%
Expected volatility	85.2% - 85.8%	89.7% - 97.7%
Expected lives (years)	6	6 - 10
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the six-month period ended June 30, 2013, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the six-month period ended June 30, 2013, the contractual term of the options granted was ten years and the Company used six years as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the six-month period ended June 30, 2013, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 3% for options granted to senior management and 0% for options granted to directors and non-employees. For the comparative six-month period ended June 30, 2012, the Company had estimated an annualized forfeiture rate of 14% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

As of June 30, 2013, there remained approximately $1.3 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.13 years. Presented below is the Company’s stock option activity:

	Six Months Ended June 30, 2013
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	3,240,850	142,143	3,382,993	$4.17
Granted	92,176	25,000	117,176	$2.52
Exercised	(476)	—	(476)	$1.96
Forfeited or expired	(103,716)	—	(103,716)	$3.08
Outstanding at June 30, 2013	3,228,834	167,143	3,395,977	$4.15
Options exercisable at June 30, 2013	2,159,480	149,881	2,309,361	$5.10

A summary of the unvested stock options as of June 30, 2013, and changes during the six-month period then ended, is presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2013	1,322,389	8,929	1,331,318	$1.69
Granted	92,176	25,000	117,176	$1.80
Forfeited or expired	(103,716)	—	(103,716)	$2.32
Vested	(241,495)	(16,667)	(258,162)	$3.68
Non-vested at June 30, 2013	1,069,354	17,262	1,086,616	$1.67

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at June 30, 2013:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$1.83 - 3.00	2,143,069	8.99	$1.99	1,100,587	8.99	$2.04
$3.01 –7.00	178,512	4.77	$5.24	176,036	4.77	$5.26
$7.01 –8.50	942,110	4.63	$7.66	900,452	4.63	$7.68
$8.51 – 32.55	132,286	1.33	$12.75	132,286	1.33	$12.75
	3,395,977	7.26	$4.15	2,309,361	7.26	$5.10

The aggregate intrinsic value of outstanding options as of June 30, 2013 was $2.7 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on June 28, 2013 of $2.00.

Restricted Stock

On December 31, 2012, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, of which 50,000 shares vested on June 30, 2013, and the remaining 50,000 shares will vest in six subsequent monthly installments, provided that Dr. Levitt remains employed by the Company as of the end of each such month. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of these restricted shares on the grant date was $186,900. The stock-based compensation expense relating to restricted stock for the three and six-months ended June 30, 2013, respectively, was $46,495 and $92,478.  There was no such expense in the comparable periods of 2012.

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

The following table summarizes fair value measurements by level at June 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$10,384	$—	$—	$10,384
Short-term investments	17,000	—	—	17,000
Warrant liability	—	—	3,134	3,134

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$13,188	$—	$—	$13,188
Short-term investments	24,000	—	—	24,000
Warrant liabilities	—	—	3,972	3,972

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s July 2009 and August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. See Warrant Liabilities above.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at June 30, 2013 or 2012.

9.      Liquidity and Capital Resources

At June 30, 2013, the Company had cash and cash equivalents of approximately $11.0 million and short-term investments of $17.0 million.  Management believes that the Company’s current cash on hand and short-term investments will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2013 and the first six months of 2014 of approximately $20.7 million, which includes approximately $8.1 million for its clinical programs for aldoxorubicin, approximately $1.2 million for its clinical programs for tamibarotene and bafetinib, approximately $4.7 million for general operation of its clinical programs, and approximately $6.7 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

10.      Income Taxes

The Company completed an analysis of changes in ownership and concluded the net operating loss carryforwards as of December 31, 2012 are not subject to limitation under Section 382 of the Internal Revenue Code. The Company will continue to monitor any possible changes in ownership.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company specializing in oncology.  Our oncology pipeline is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our improved version of the widely used chemotherapeutic agent doxorubicin. We have reached targeted enrollment in an international Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcomas and completed a Phase 1b/2 clinical trial primarily in the same indication and a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors.  We also are conducting a Phase 1b pharmacokinetics clinical trial of patients with metastatic solid tumors. We are initiating a Phase 3 pivotal trial under a special protocol assessment (SPA) with aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy. We may seek to expand our pipeline of oncology candidates based on a novel linker platform technology used in aldoxorubicin that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of the agents at tumor sites. We also have rights to two additional drug candidates, tamibarotene and bafetinib. We completed our evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (B-CLL), and plan to seek a partner for further development of bafetinib. We are evaluating plans for further development of tamibarotene.

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

Research and Development Expenses

Research and development expenses consist of direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred. Costs of technology developed for use in our products are expensed as incurred until technological feasibility has been established.

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates are incorrect, clinical trial expenses recorded in future periods could vary.

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

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options is determined using the Black-Scholes option-pricing model, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option-pricing model, based on an expected forfeiture rate that is adjusted for our actual experience. If our Black-Scholes option-pricing model assumptions or our actual or estimated forfeiture rate are different in the future, it could materially affect our compensation expense recorded in future periods.

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

Net Loss per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 11.2 million  shares for each of the three-month and six-month periods ended June 30, 2013, and 9.6 million shares for each of the three-month and six-month periods ended June 30, 2012, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our July 2009 and August 2011 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“ASC 815-40”), the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the marked to market calculation is shown on the statements of operations as a gain or loss on warrant derivative liability.

Investment in Mast Therapeutics, Inc.

On April 8, 2011, Mast Therapeutics, Inc. (formerly “ADVENTRX Pharmaceuticals”) completed its acquisition of SynthRx, Inc., in which we held a 19.1% interest. As a result of the transaction, we received approximately 126,000 shares of common stock of Mast Therapeutics, which we sold on October 11, 2011 for $112,200, and in June 2012, we received an additional 38,196 shares of common stock of Mast Therapeutics that had been held in an escrow established in connection with the acquisition, which we sold on June 6, 2012 for $17,900.  In January 2013, we received an additional 92,566 shares, and in June 2013, an additional 47,745 shares, which were all sold in June 2013 for $60,566. If all of the development milestones under the acquisition agreement were to be achieved, we also would be entitled to receive up to 2.8 million additional Mast Therapeutics shares. At the time of the sale, our interest in SynthRx had a zero carrying value.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At June 30, 2013, we had cash and cash equivalents of approximately $11.0 million and short term investments of $17.0 million.  Management believes that our current cash on hand and short-term investments will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2013 and the first six months of 2014 of approximately $20.7 million, which includes approximately $8.1 million for our clinical programs for aldoxorubicin, approximately $1.2 million for our clinical programs for tamibarotene and bafetinib, approximately $4.7 million for general operation of our clinical programs, and approximately $6.7 million for other general and administrative expenses. The projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

We recorded a net loss in the quarter ended June 30, 2013 of $3.4 million as compared to a net loss in the quarter ended June 30, 2012 of $13.3 million, or a decrease of $9.9 million, due principally to the recording of a gain of $2.9 million on warrant derivative liability in the current quarter, as compared to a loss on warrant derivative liability of $8.5 million in quarter ended June 30, 2012. This change was partially offset by an increase of approximately $1.9 million in our research and development expenditures in the current quarter as compared to the quarter ended June 30, 2012, due to the increase in expenditures associated with our clinical program for aldoxorubicin.

We received $7.0 million and $2.9 million of cash from investing activities in the six-month periods ended June 20, 2013 and 2012, respectively, from net proceeds from the sale of matured certificates of deposits. We utilized approximately $4,000 for capital expenditures in the six-month period ended June 30, 2013 as compared to approximately $48,000 in the comparable 2012 period. We do not expect any significant capital spending during the next 12 months.

We received $933 and $7,200 from the exercise of stock options in the six-month period ended June 30, 2013 and 2012, respectively.

We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future financial condition.

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

Results of Operations

We recorded a net loss of approximately $3.4 million and $10.3 million for the three-month and six-month periods ended June 30, 2013, respectively, as compared to a net loss of approximately $13.3 million and $23.4 million for the three-month and six-month periods ended June 30, 2012, respectively. The decrease in our net loss during the current three-month period resulted primarily from the recording of a gain of $2.9 million on warrant derivative liability in the current quarter, as compared to a loss on warrant derivative liability of $8.5 million in quarter ended June 30, 2012, for a difference of $11.4 million.

We recognized $200,000 of licensing revenue in the three-month period ended June 30, 2013, as compared to $0 for the quarter ended June 30, 2012. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the balance of 2013, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Research and development expenses	$4,517	$2,582	$7,601	$6,885
Employee stock option expense	100	98	196	193
Depreciation and amortization	9	6	18	10
	$4,626	$2,686	$7,815	$7,088

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, and depreciation and amortization, were $4.5 million and $7.6 million for the three-month and six-month periods ended June 30, 2013, respectively, and $2.6 million and $6.9 million, respectively, for the same periods in June 30, 2012.

Research and development expenses incurred during the three-month and six-month periods ended June 30, 2013 relate to our various development programs.  In the three-month period ended June 30, 2013, the development expenses of our program for aldoxorubicin were $2.5 million and the expenses of our program for tamibarotene were $0.9 million. The remainder of our research and development expenses primarily related to research and development support costs.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
General and administrative expenses	$1,597	$1,633	$3,181	$3,299
Non-cash general and administrative expenses	152	176	179	228
Employee stock option expense	202	263	387	437
Depreciation and amortization	20	20	41	43
	$1,971	$2,092	$3,788	$4,007

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.6 million and $3.2 million for the three-month and six-month periods ended June 30, 2013, respectively, and $1.6 million and $3.3 million, respectively, for the same periods in 2012.

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees.  We recorded approximately $0.2 million and $0.4 million of employee stock option expense in the three-month and six-month periods ended June 30, 2013, respectively, as compared to $0.3 million  and $0.4 million, respectively, for the same periods in 2012. We recorded approximately $0.2 million of non-employee stock option expense in each of the three-month and six-month periods ended June 30, 2013, and each of the same periods in 2012.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $36,000 and $76,000 for the three-month and six-month periods ended June 30, 2013, respectively, as compared to $28,000 and $63,000, respectively, for the same periods in 2012.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2013, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

In May 2013, we issued 5-year warrants to purchase a total of 66,667 shares of our common stock at an exercise price of $2.95 per share, in connection with financial advisory arrangements.  In August 2013, we issued a warrant to purchase a total of 500,000 shares of our common stock at an exercise price of $2.50 per share in connection with a financial advisory arrangement described under Item 5 below.  The issuance of these warrants was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Item 5. — Other Information

On August 5, 2013, CytRx Corporation (the "Company") entered into an investment banking agreement with Legend Securities, Inc. (“Legend”), pursuant to which Legend agrees to continue to provide investor relations and business advisory services to us for a period of two years, which may be extended by us for up to an additional six months upon notice to Legend. In consideration for Legend’s services, we agreed to continue to pay Legend a monthly advisory fee of $30,000 and to issue Legend a warrant to purchase 500,000 shares of our common stock at an exercise price per share of $2.50. The warrant will vest as to 100,000 of the warrant shares upon issuance and as to an additional 100,000 of the warrant shares on each six-month anniversary of the date of the agreement, and will be exercisable for a period of five years. Under the investment banking agreement, we also agreed to give Legend “piggy back” registration rights with respect to the shares of our common stock underlying the warrant in any registration statement filed by us on behalf of holders of our securities in connection with resales of such securities by the holders.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 6, 2013	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Investment Banking Agreement dated August 5, 2013, between CytRx Corporation and Legend Securities, Inc.
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document