Form 10-Q
period 2013-09-30
CYTRX CORP
filed 2013-10-29
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of October 29, 2013: 41,975,412 shares, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,036,220	$14,344,088
Short-term investments	17,000,000	24,000,000
Receivables	2,451	109,802
Interest receivable	77,960	26,517
Prepaid expenses and other current assets	875,093	1,212,041
Total current assets	23,991,724	39,692,448
Equipment and furnishings, net	188,235	253,277
Goodwill	183,780	183,780
Other assets	103,271	102,271
Total assets	$24,467,010	$40,231,776
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$2,865,616	$3,060,516
Accrued expenses and other current liabilities	3,314,859	3,033,189
Warrant liabilities	7,144,554	3,972,230
Total current liabilities	13,325,029	10,065,935

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 30,608,392 shares issued and outstanding at September 30, 2013; 30,607,916 shares issued and outstanding at December 31, 2012	30,609	30,608
Additional paid-in capital	262,656,237	261,318,638
Treasury stock, at cost (132,980 shares at September 30, 2013 and 90,546 shares at December 31, 2012)	(2,373,442)	(2,279,238)
Accumulated deficit	(249,171,423)	(228,904,167)
Total stockholders’ equity	11,141,981	30,165,841
Total liabilities and stockholders’ equity	$24,467,010	$40,231,776

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
License revenue	$—	$—	$200,000	$—

Expenses:
Research and development	4,013,572	3,157,656	11,828,575	10,245,637
General and administrative	1,987,512	1,729,893	5,775,767	5,736,464
	6,001,084	4,887,549	17,604,342	15,982,101

Loss before other income (loss)	(6,001,084)	(4,887,549)	(17,404,342)	(15,982,101)

Other income (loss):
Interest income	31,068	25,034	106,890	88,039
Other income, net	822	10,370	202,520	60,921
Gain (loss) on warrant derivative liabilities	(4,010,811)	6,436,342	(3,172,324)	(5,980,016)

Net income (loss)	$(9,980,005)	$1,584,197	$(20,267,256)	$(21,813,157)

Basic net income (loss) per share	$(0.33)	$0.07	$(0.67)	$(1.03)

Basic weighted-average shares outstanding	30,443,293	21,208,660	30,426,460	21,208,960

Diluted net income (loss) per share	$(0.33)	$0.07	$(0.67)	$(1.03)

Diluted weighted-average shares outstanding	30,443,293	21,724,986	30,426,460	21,208,960

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(20,267,256)	$(21,813,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,256	87,199
Retirement of fixed assets	2,595	6,257
Stock compensation and warrant expense	1,336,667	1,309,660
Fair value adjustment on warrant liabilities	3,172,324	5,980,016
Net foreign exchange gain	(140,780)	—
Changes in assets and liabilities:
Receivables	107,351	92,805
Interest receivable	(51,443)	15,670
Prepaid expenses and other current assets	335,948	(169,486)
Accounts payable	(199,435)	506,038
Accrued expenses and other current liabilities	407,221	510,133
Net cash used in operating activities	(15,207,552)	(13,474,865)

Cash flows from investing activities:
Proceeds from sale of short-term investments	7,000,000	8,057,672
Purchases of equipment and furnishings	(22,274)	(124,960)
Net cash provided by investing activities	6,977,726	7,932,712

Cash flows from financing activities: Repurchase of common stock for treasury	(78,975)	—
Net proceeds from exercise of stock options	933	7,200
Net cash provided by (used in) financing activities	(78,042)	7,200

Net decrease in cash and cash equivalents	(8,307,868)	(5,534,953)
Cash and cash equivalents at beginning of period	14,344,088	17,988,590
Cash and cash equivalents at end of period	$6,036,220	$12,453,637

Supplemental disclosure of cash flow information:

Equipment and furnishings purchased on credit	$4,535	$4,476

Repurchase of common stock for treasury (portion not disbursed)	$15,229	$—

Cash paid for income taxes	$34,221	$47,334

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology.  The Company currently is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin.  CytRx is conducting a global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, has completed a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors, and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.  CytRx plans to initiate under a Special Protocol Assessment, or “SPA,” granted by the U.S. Food and Drug Administration, or the “FDA,” a potential pivotal Phase 3 global trial of aldoxorubicin as a therapy for patients with soft tissue sarcoma whose tumors have progressed following treatment with chemotherapy. The Company also is initiating Phase 2 clinical trials with aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and AIDS-related Kaposi’s sarcoma.  CytRx plans to expand its pipeline of oncology candidates based on a linker platform technology that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites. The Company also has rights to two additional drug candidates, tamibarotene and bafetinib. CytRx has completed its evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (“B-CLL”), and plans to seek a partner for further development of bafetinib.

The accompanying condensed financial statements at September 30, 2013 and for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2012 have been derived from the Company’s audited financial statements as of that date.

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

3.  Short-term Investments

The Company held $17.0 million of short-term investments at September 30, 2013.  The Company has classified these investments as available for sale.  These investments are federally insured certificates of deposit and have a maturity date of October 31, 2013.

4.  Investment in Mast Therapeutics, Inc.

On April 8, 2011, Mast Therapeutics, Inc. (formerly ADVENTRX Pharmaceuticals) completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of Mast Therapeutics, which it sold on October 11, 2011 for $112,200.  In June 2012, the Company received an additional 38,196 shares of common stock of Mast Therapeutics that had been held in an escrow established in connection with the acquisition, which it sold on June 6, 2012 for $17,900.  The Company received an additional 92,566 shares in January 2013 and an additional 47,745 shares in June 2013, all of which shares were sold in June 2013 for $60,566. If all of the development milestones under the acquisition agreement were to be achieved, the Company would be entitled to receive up to 2.8 million additional Mast Therapeutics shares. Our former interest in SynthRx had a zero carrying value.

5. Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net income (loss) per share in the future, and which were excluded from the computation of diluted loss per share, totaled 11.5 million shares for the three-month and nine-month periods ended September 30, 2013, and 9.1 million shares and 9.6 million shares for the three-month and nine-month periods ended September 30, 2012.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liabilities. The Company recognized a loss of $4.0 million and a gain of $6.4 million for the three-month periods ended September 30, 2013 and 2012, respectively, and a loss of $3.2 million and $6.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The following reflects the weighted-average assumptions for each of the nine-month periods indicated:

	Nine Months Ended September 30,
	2013	2012

Risk-free interest rate	0.59%	0.44%
Expected dividend yield	0%	0%
Expected lives	2.71	3.65
Expected volatility	66.7%	80.4%
Loss on warrant liabilities	$(3,172,324)	$(5,980,016)

    The dividend yield assumption of zero is based upon the fact that the Company has never paid and presently has no intention of paying cash dividends. The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rates in effect at September 30th of each year presented. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.

7.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan.  As of September 30, 2013, there were approximately 1.0 million shares subject to outstanding stock options under this plan, which expired on August 6, 2010.  Thus, no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan.  As of September 30, 2013, there were 2.4 million shares subject to outstanding stock options and 7.6 million shares available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development — employee	$52,492	$95,715	$156,247	$289,081
General and administrative — employee	202,827	177,391	590,056	614,470
Total employee stock-based compensation	$255,319	$273,106	$746,303	$903,551

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	271,594	177,617	450,880	406,109
Total non-employee stock-based compensation	$271,594	$177,617	$450,880	$406,109

During the nine-month period ended September 30, 2013, the Company issued stock options to purchase 152,176 shares of its common stock and issued warrants to purchase 500,000 shares of its stock with an exercise of $2.50. The fair value of the stock options and warrants granted in the current nine-month period was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Risk-free interest rate	1.36%	0.61%
Expected volatility	84.5% - 85.8%	77.4% - 97.7%
Expected lives (years)	5 - 6	4 - 10
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the nine-month period ended September 30, 2013, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the nine-month period ended September 30, 2013, the contractual term of the options granted was ten years and the Company used six years as the expected life. The dividend yield assumption of zero is based upon the fact the Company has never paid and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the nine-month period ended September 30, 2013, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 3% for options granted to senior management and 0% for options granted to directors and non-employees. For the comparative nine-month period ended September 30, 2012, the Company had estimated an annualized forfeiture rate of 14% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

As of September 30, 2013, there remained approximately $1.2 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.02 years. Presented below is the Company’s stock option activity:

	Nine Months Ended September 30, 2013
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	3,240,850	142,143	3,382,993	$4.17
Granted	127,176	25,000	152,176	$2.69
Exercised	(476)	—	(476)	$1.96
Forfeited or expired	(127,812)	—	(127,812)	$3.09
Outstanding at September 30, 2013	3,239,738	167,143	3,406,881	$4.15
Options exercisable at September 30, 2013	2,274,029	158,214	2,432,243	$4.97

A summary of the unvested stock options as of September 30, 2013, and changes during the nine-month period then ended, are presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2013	1,322,389	8,929	1,331,318	$1.69
Granted	127,176	25,000	152,176	$1.92
Forfeited or expired	(127,812)	—	(127,812)	$2.31
Vested	(356,044)	(25,000)	(381,044)	$3.58
Non-vested at September 30, 2013	965,709	8,929	974,638	$1.66

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at September 30, 2013:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $3.00	2,123,538	8.74	$1.99	1,212,265	8.74	$2.04
$3.01 – $7.00	213,512	5.42	$4.91	176,036	5.42	$5.26
$7.01 – $8.50	937,545	4.40	$7.66	911,656	4.40	$7.67
$8.51 – $32.55	132,286	1.15	$12.75	132,286	1.15	$12.75
	3,406,881	7.04	$4.15	2,432,243	7.04	$4.97

The aggregate intrinsic value of outstanding options as of September 30, 2013 was $4.2 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on September 30, 2013 of $3.23.

There are 8,083,181 and 7,518,113 warrants outstanding at September 30, 2013 and December 31, 2012, respectively.

Restricted Stock

On December 31, 2012, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, of which 50,000 shares vested on June 30, 2013, and the remaining 50,000 shares will vest in six subsequent equal monthly installments, provided that Dr. Levitt remains employed by the Company as of the end of each such month. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of these restricted shares on the grant date was $186,900. The stock-based compensation expense relating to restricted stock for the three months and nine months ended September 30, 2013, respectively, was $47,006 and $139,484.  There was no such expense in the comparable periods of 2012.

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

    The following table summarizes fair value measurements by level at September 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$5,144	$—	$—	$5,144
Short-term investments	17,000	—	—	17,000
Warrant liabilities	—	—	7,145	7,145

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$13,188	$—	$—	$13,188
Short-term investments	24,000	—	—	24,000
Warrant liabilities	—	—	3,972	3,972

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s July 2009 and August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized loss of $3.2 million recognized and the loss is presented in the Condensed Statement of Operations. See Warrant Liabilities above.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at September 30, 2013 or 2012.

9.   Liquidity and Capital Resources

At September 30, 2013, the Company had cash and cash equivalents of approximately $6.0 million and short-term investments of approximately $17.0 million.  Management believes that the Company’s current cash on hand and short-term investments, along with approximately $24.1 million of net proceeds received from the Company’s underwritten public offering on October 15, 2013 described in Note 11, will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2013 and the first nine months of 2014 of approximately $28.2 million, which includes approximately $16.2 million for its clinical programs for aldoxorubicin, approximately $0.3 million for other programs, approximately $4.8 million for general operation of its clinical programs, and approximately $6.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval and successfully commercializes aldoxorubicin or other product candidates, the Company anticipates it will take several years, and possibly longer, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible strategic partnerships or asset sales until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, seek to license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company.

10.   Income Taxes

The Company completed an analysis of changes in ownership and concluded the net operating loss carryforwards as of December 31, 2012 are not subject to limitation under Section 382 of the Internal Revenue Code.

11.    Commitments

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

12.    Subsequent Events

On October 15, 2013, the Company completed a $25.9 million underwritten public offering.  In the offering, the Company sold and issued 11.5 million shares of common stock at a price of $2.25 per share.  Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $24.1 million. Immediately after the sale, the Company had approximately 42.1 million shares of common stock outstanding, without giving effect to the possible exercise of any of the Company’s outstanding warrants or stock options.

The following selected pro forma balance sheet data is derived from our balance sheet as of September 30, 2013 and gives retroactive effect to the completion of the underwritten offering, but does not give effect to other events that occurred since September 30, 2013 and thus may not be indicative of our current financial condition. The information should be read in conjunction with our balance sheet as of September 30, 2013 and related notes.

	Actual as of September 30, 2013	Adjustments Related to October 2013 Equity Financing	Pro Forma as of September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,036,220	$24,100,000	$30,136,220
Short-term investments	17,000,000	—	17,000,000
Prepaid and other current assets	955,504	—	955,504
Total current assets	23,991,724	24,100,000	48,091,724
Non-current assets	475,286	—	475,286
Total assets	$24,467,010	$24,100,000	$48,567,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$13,325,029	$—	$13,325,029

Stockholders’ equity:

Common stock	30,609	11,500	42,109
Additional paid-in-capital	262,656,237	24,088,500	286,744,737
Treasury stock	(2,373,442)	—	(2,373,442)
Accumulated deficit	(249,171,423)	—	(249,171,423)
Total stockholders’ equity	11,141,981	24,100,000	35,241,981
Total liabilities and stockholders’ equity	$24,467,010	$24,100,000	$48,567,010

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Prospectus Supplement filed on October 10, 2013, all of which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

    Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company specializing in oncology.  We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin.  We are conducting a global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, have completed a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors, and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.  We plan to initiate under a Special Protocol Assessment, or “SPA,” granted by the U.S. Food and Drug Administration, or the “FDA,” a potential pivotal Phase 3 global trial of aldoxorubicin as a therapy for patients with soft tissue sarcoma whose tumors have progressed following treatment with chemotherapy. We also are initiating Phase 2 clinical trials with aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and AIDS-related Kaposi’s sarcoma.  We plan to expand our pipeline of oncology candidates based on a linker platform technology that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites. We also have rights to two additional drug candidates, tamibarotene and bafetinib. We completed our evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (“B-CLL”), and plan to seek a partner for further development of bafetinib.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Net Loss per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 11.5 million  shares for each of the three-month and nine-month periods ended September 30, 2013, and 9.1 million shares and 9.6 million shares, respectively, for the three-month and nine-month periods ended September 30, 2012, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

    Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our July 2009 and August 2011 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“ASC 815-40”), the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the marked to market calculation is shown on the statements of operations as a gain or loss on warrant derivative liabilities.

Investment in Mast Therapeutics, Inc.

On April 8, 2011, Mast Therapeutics, Inc. (formerly “ADVENTRX Pharmaceuticals”) completed its acquisition of SynthRx, Inc., in which we held a 19.1% interest. As a result of the transaction, we received approximately 126,000 shares of common stock of Mast Therapeutics, which we sold on October 11, 2011 for $112,200.  In June 2012, we received an additional 38,196 shares of common stock of Mast Therapeutics that had been held in an escrow established in connection with the acquisition, which we sold on June 6, 2012 for $17,900.  We received an additional 92,566 shares in January 2013 and an additional 47,745 shares in June 2013, all of which shares were sold in June 2013 for $60,566. If all of the development milestones under the acquisition agreement were to be achieved, we would be entitled to receive up to 2.8 million additional Mast Therapeutics shares. At the time of the sale, our interest in SynthRx had a zero carrying value.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At September 30, 2013, we had cash and cash equivalents of approximately $6.0 million and short-term investments of approximately $17.0 million.  Management believes that our current cash on hand and short-term investments, along with approximately $24.1 million of net proceeds received from our underwritten public offering on October 15, 2013 described in Note 11, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2013 and the first nine months of 2014 of approximately $28.2 million, which includes approximately $16.2 million for our clinical programs for aldoxorubicin, approximately $0.3 million for other programs, approximately $4.8 million for general operation of our clinical programs, and approximately $6.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize one or more of aldoxorubicin or our other product candidates, we anticipate it will take several years and possibly longer, for us to generate significant recurring revenue. We will be dependent on future financing and possible strategic partnerships or asset sales until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company.

We recorded a net loss in the quarter ended September 30, 2013 of $10.0 million as compared to net income in the quarter ended September 30, 2012 of $1.6 million, or a decrease of $11.6 million, due principally to the recording of a loss of $4.0 million on warrant derivative liabilities in the current period, as compared to a gain of $6.4 million in the 2012 comparative period, for a difference of $10.6 million.  In the current period, there was also an increase of approximately $0.9 million in our research and development expenditures as compared to the quarter ended September 30, 2012, due to the increase in expenditures associated with our clinical program for aldoxorubicin.

We received $7.0 million and $7.9 million of cash from investing activities in the nine-month periods ended September 30, 2013 and 2012, respectively, from net proceeds from the sale of matured certificates of deposits. We utilized approximately $22,000 for capital expenditures in the nine-month period ended September 30, 2013 as compared to approximately $0.1 million in the comparable 2012 period. We do not expect any significant capital spending during the next 12 months.

We received $933 and $7,200 from the exercise of stock options in the nine-month periods ended September 30, 2013 and 2012, respectively. In the nine-month period ended September 30, 2013, we repurchased approximately 42,000 shares for treasury at a cost of $79,000, as compared to zero in the comparative 2012 period.

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

Results of Operations

We recorded a net loss of approximately $10.0 million and $20.3 million for the three-month and nine-month periods ended September 30, 2013, respectively, as compared to net income of approximately $1.6 million and a net loss of approximately $21.8 million for the three-month and nine-month periods ended September 30, 2012, respectively. The increase in our net loss during the current three-month period resulted primarily from the recording of a loss of $4.0 million on warrant derivative liabilities in the current quarter, as compared to a gain on warrant derivative liabilities of $6.4 million in quarter ended September 30, 2012, for a difference of $10.4 million.

We recognized no licensing revenue in the three-month periods ended September 30, 2013 and 2012. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the balance of 2013, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Research and development expenses	$3,905	$3,052	$11,506	$9,937
Non-cash research and development expenses	47	—	140	—
Employee stock option expense	53	96	156	289
Depreciation and amortization	9	10	27	20
	$4,014	$3,158	$11,829	$10,246

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, and depreciation and amortization, were $3.9 million and $11.5 million for the three-month and nine-month periods ended September 30, 2013, respectively, and $3.1 million and $9.9 million, respectively, for the same periods in September 30, 2012.

Research and development expenses incurred during the three-month and nine-month periods ended September 30, 2013 relate to our various development programs.  In the three-month period ended September 30, 2013, the development expenses of our program for aldoxorubicin were $3.3 million. The remainder of our research and development expenses primarily related to research and development support costs.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
General and administrative expenses	$1,492	$1,350	$4,673	$4,649
Non-cash general and administrative expenses	272	178	451	406
Employee stock option expense	203	177	590	614
Depreciation and amortization	21	25	62	67
	$1,988	$1,730	$5,776	$5,736

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.5 million and $4.7 million for the three-month and nine-month periods ended September 30, 2013, respectively, and $1.4 million and $4.6 million for the same periods in 2012.

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees.  We recorded approximately $0.2 million and $0.6 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2013, respectively, as compared to $0.2 million and $0.6 million, respectively, for the same periods in 2012. We recorded approximately $0.3 million and $0.5 million of non-employee stock option expense in the three-month and nine-month periods ended September 30, 2013, and $0.2 million and $0.4 million for the same periods in 2012.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $31,000 and $107,000 for the three-month and nine-month periods ended September 30, 2013, respectively, as compared to $25,000 and $88,000, respectively, for the same periods in 2012.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2013, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: October 29, 2013	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document