Form 10-K
period 2013-12-31
CYTRX CORP
filed 2014-03-05
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Based on the closing price of the Registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 28, 2013 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $50 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant's common stock as of March 4, 2014 was 55,564,364, exclusive of treasury shares.

CYTRX CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

NOTE ON FORWARD-LOOKING STATEMENTS

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

If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this Note.

INDUSTRY DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry, including our general expectations and market opportunity, is based on information from our own management estimates and research, as well as from industry and general publications and research, surveys and studies conducted by third parties. Management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. In addition, assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described below under the heading “Risk Factors.”  These and other factors could cause our future performance to differ materially from our assumptions and estimates.

TRADEMARKS

CytRx is one of our trademarks used in this Annual Report. This Annual Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report sometimes appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

PART I

Item 1. BUSINESS

References in this Annual Report to the “company,” “we,” “us” or “our” refer to CytRx Corporation, unless otherwise indicated.

COMPANY OVERVIEW

We are a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We recently reported top-line efficacy results (median progression-free survival, progression-free survival at six months, overall response rates and hazard ratios) of our Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios - the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period - are an important measure of the reliability and uniformity of the absolute data for progression-free survival, or PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities seen with administration of doxorubicin alone.

In the first quarter of 2014, we plan to initiate a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy. The Phase 3 trial is conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or animal health concerns were to arise or we subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication.

We have initiated Phase 2 clinical trials with aldoxorubicin in patients with recurrent glioblastoma (brain cancer) and in patients with AIDS-related Kaposi’s sarcoma. We also have completed a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors. We are planning to conduct a Phase 2b clinical trial with aldoxorubicin in patients with small cell lung cancer who have relapsed after primary chemotherapy.

We plan to expand our pipeline of oncology candidates based on a linker platform technology that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites. We also have rights to two additional drug candidates, tamibarotene and bafetinib. We completed our evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia and are seeking a partner for any further development of bafetinib. We ceased our Phase 2b clinical trial of tamibarotene in patients with non-small-cell lung cancer after it failed to show efficacy.

We are a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648.

OUR PRODUCT CANDIDATE PIPELINE

The following table summarizes our product candidates and their current or impending stages of development:

Technology	Product candidate	Indication(s)	Stage of Development
Doxorubicin conjugate	Aldoxorubicin	Soft Tissue Sarcoma	Phase 3 1Q14
Phase 2b ongoing
		Glioblastoma Multiforme	Phase 2 ongoing
		Kaposi’s Sarcoma	Phase 2 ongoing
		Small-Cell Lung Cancer	Pre-Phase 2b

OUR CLINICAL DEVELOPMENT PROGRAMS

Our current clinical development programs are discussed below.

Aldoxorubicin

Aldoxorubicin is a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is concentrated at the site of tumors. Specifically, it is comprised of (6-Maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin. In the first quarter of 2014, we plan to initiate under an SPA granted by the FDA a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy.

Aldoxorubicin for the Treatment of Cancer. Anthracyclines are a class of drugs that are among the most commonly used agents in the treatment of cancer. Doxorubicin, the first anthracycline to gain FDA approval, has demonstrated efficacy in a wide variety of cancers, including breast cancer, lung cancer, ovarian cancer, sarcomas, and lymphomas. However, due to the uptake of doxorubicin by various parts of the body, it is associated with side effects such as cumulative cardiotoxicity, myelosuppression (decreased production of blood cells by bone marrow), gastrointestinal disorders, mucositis (inflammation of the mucous membranes lining the mouth and digestive tract), stomatitis (inflammation of soft tissue of the mouth), and necrotizing extravasation (damage due to the leakage of intravenous drugs from the vein into the surrounding tissue).

We believe aldoxorubicin has attributes that may improve on doxorubicin, alone, which we sometimes refer to as native doxorubicin, including the potential to increase the total doxorubicin dose, reduce several of the adverse events associated with native doxorubicin, achieve increased drug concentration at tumor sites and improve efficacy.

Our postulated mechanism of action for aldoxorubicin is as follows:

•	after administration, aldoxorubicin rapidly binds circulating albumin through the EMCH linker;

•
circulating albumin preferentially accumulates in tumors, bypassing concentration in other non-tumor sites, including the heart, liver and gastrointestinal tract due to a mechanism called “Enhanced Permeability and Retention by Solid Tumors”;

•	once albumin-bound aldoxorubicin is taken up by the tumor, the acidic environment within the tumor and in the cancer cells themselves causes cleavage of the acid-sensitive linker; and

•	free doxorubicin is then released in the tumor.

Pre-clinical data. In a variety of preclinical models, aldoxorubicin was superior to doxorubicin at equitoxic doses in its ability to allow an increase in the total doxorubicin dose, its antitumor efficacy and its safety, including a reduction in cardiotoxicity. Animal studies conducted by aldoxorubicin inventor Dr. Felix Kratz, Department of Medical Oncology, Clinical Research, at the Tumor Biology Center in Freiburg, Germany, demonstrated statistically significant efficacy compared to both placebo and native doxorubicin against breast, ovarian, pancreatic and small cell lung cancers growing in immunodeficient mice.

We also recently announced additional data from a study of aldoxorubicin in immunodeficient mice transplanted with human glioblastoma cells in their brain that showed those animals treated with aldoxorubicin had a median survival rate of more than 63 days, compared with approximately 25 days for animals treated with doxorubicin or saline. The data also indicated evidence of drug concentration inside tumors growing in the brain, but not in normal brain tissue, and significant tumor regression in aldoxorubicin-treated animals, while doxorubicin did not appear to enter the tumor or brain to any significant degree and showed little or no efficacy in the progression of these brain tumors. Aldoxorubicin significantly reduced the number of dividing cells within the brain tumors in this trial and showed a statistically relevant increased expression of apoptosis or cell death markers.

Clinical data. A Phase 1 study of aldoxorubicin that demonstrated safety and objective clinical responses in several tumor types was completed in 2005 and presented at the March 2006 Krebskongress meeting in Berlin, Germany. In this study, doses were administered every three weeks at up to six times the standard dose of doxorubicin without an increase in the types of side effects compared with those historically observed with native doxorubicin. Of 35 evaluable patients, 23 had either an objective clinical (partial) response or stable disease. Objective clinical responses were observed in patients with STS, breast and small cell lung cancers.

We completed a Phase 1b/2 clinical trial with aldoxorubicin in patients with advanced solid tumors who had either relapsed or failed to respond to their prior chemotherapy and presented favorable data at the American Society for Clinical Oncology Meeting in June 2012. In that Phase 1b/2 clinical trial, clinical benefit (defined as partial response or stable disease of more than four months) was shown in ten of 13 (76.9%) evaluable patients with relapsed or refractory STS. The median number of cycles of aldoxorubicin administered at the maximum tolerable dose was eight.

In addition, best responses for the 13 evaluable STS trial subjects included the following: five (38.5%) achieved partial response, as defined as shrinkage of target tumors of more than 30%; seven (53.8%) showed prolonged stable disease (defined as tumor shrinkage <30% from baseline or tumor growth <20% from the nadir); eight (61.5%) had tumor shrinkage; and five of eight patients (62.5%) who demonstrated either partial responses or prolonged stable disease after treatment with aldoxorubicin had been previously treated with doxorubicin and had failed to respond. There were no observed cardiac toxicities and no drug-related patient deaths. The most common adverse event, neutropenia, also observed with doxorubicin treatment, resolved prior to the start of the next treatment. An updated median estimated PFS for advanced STS patients in the trial was approximately 17.7 months with a range of 0.33 to more than 20.6 months.

In connection with our Phase 1b pharmacokinetics clinical trial evaluating the pharmacokinetics and safety of aldoxorubicin in patients with metastatic solid tumors who have either relapsed or not responded to treatment with standard therapies, we announced data demonstrating that aldoxorubicin has a distribution half-life of approximately 20 to 24 hours, with a narrow volume of distribution to healthy tissue and slow clearance from the circulation. These characteristics distinguish aldoxorubicin from doxorubicin, which has a distribution half-life of about five minutes according to its package insert.

In December 2011, we initiated our Phase 2b clinical trial to evaluate the preliminary efficacy and safety of aldoxorubicin as a first-line therapy in patients with advanced STS who are ineligible for surgery. The Phase 2b clinical trial provided the first direct clinical trial comparison of aldoxorubicin and native doxorubicin, which is dose-limited due to toxicity, as a first-line therapy.

The Phase 2b clinical trial with aldoxorubicin in patients with STS is an international trial in 31 treatment centers under the direction of Sant P. Chawla, M.D., F.R.A.C.P., Director of the Sarcoma Oncology Center in Santa Monica, California. The Phase 2b clinical trial’s primary objectives are to measure the PFS, tumor response and overall survival of patients with advanced STS treated with aldoxorubicin. This clinical trial also will assess the safety of aldoxorubicin compared to doxorubicin in this patient population through a number of indicators, including the frequency and severity of adverse events.

In our 123-subject clinical trial, subjects with advanced STS were administered either 350 mg/m2of aldoxorubicin (83 subjects) or 75 mg/m2 of doxorubicin (40 subjects) every three weeks for up to six cycles. Subjects were followed every six weeks with CT scans to monitor tumor size. The primary endpoint was PFS as determined by a blinded radiology review performed at an independent central radiology laboratory. Secondary endpoints included overall response rates (complete and partial) and PFS at six months for each group, and overall survival, which will be reported when the clinical trial is complete.

The central radiology review, as well as the investigators’ own assessments, showed an 80% to 100% improvement in PFS among patients treated with aldoxorubicin. In an intent-to-treat analysis, the investigator-assessed median PFS was 8.4 months for aldoxorubicin patients versus 4.7 months for doxorubicin patients (p=0.0002), while the blinded central radiology review indicated that median PFS for aldoxorubicin patients was 5.7 months versus 2.8 months for doxorubicin patients (p=0.018). Per investigators, 67.1% of aldoxorubicin patients had not progressed at six months, compared with 36.1% of doxorubicin-treated patients (p=0.008). By blinded central radiology review, 46.8% of aldoxorubicin patients had not progressed at six months, compared with 23.7% of doxorubicin patients (p=0.038).

The overall response rate as determined by the investigators was 24.0% for aldoxorubicin subjects (2.7% complete response and 21.3% partial response) versus 5.3% for doxorubicin subjects (0% complete response and 5.3% partial response). As assessed by blinded central radiology review, 23.0% of aldoxorubicin subjects had a partial response while none of the doxorubicin subjects exhibited any objective response.

Additional analysis determined hazard ratios for the primary endpoint of PFS by both investigators at study sites and by the blinded radiology review. The hazard ratio for investigator-read scans is 0.37 (95% confidence interval, range of 0.212 to 0.643) (p=0.0004), reflecting a 63% reduction in the risk of disease progression; and the hazard ratio for central lab scans is 0.586 (95% confidence interval, range of 0.358 to 0.960) (p=0.034), reflecting a 41% reduction in the risk of disease progression. Hazard ratios are an important measure of the reliability and uniformity of the data for PFS, and where the upper limit is less than one indicates that there is a significant difference between the two study groups.

We also reported that a Kaplan-Meier analysis of the trial results, which analysis describes the time it takes for tumors to progress in individual patients, showed significant improvement in subjects treated with aldoxorubicin versus subjects treated with doxorubicin. We expect to present full study results for this clinical trial later this year.

In the Phase 2b clinical trial, aldoxorubicin was found to be relatively safe and well-tolerated. Subjects treated with aldoxorubicin had an approximately two-fold increase in severe neutropenia compared with doxorubicin-treated subjects, but there was no difference in the incidence of febrile neutropenia (indicating an infection may be present) between the two groups. All adverse events in subjects treated with aldoxorubicin were consistent with the known side effects of doxorubicin, usually resolved before the administration of the next dose and did not require treatment discontinuation. There were no treatment-related deaths in the aldoxorubicin group.

In the first quarter of 2014, we plan to initiate under an SPA granted by the FDA a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy. The Phase 3 clinical trial’s primary endpoint will be PFS. The trial also will assess overall survival, objective tumor response and safety. We expect to enroll approximately 400 patients in the trial.

We have begun patient dosing in a Phase 2 clinical trial to evaluate the preliminary efficacy and safety of aldoxorubicin in patients with unresectable glioblastoma whose tumors have progressed following prior treatment with surgery, radiation and with the drug temozolomide. The clinical trial is expected to eventually enroll approximately 28 patients at sites including the John Wayne Cancer Center in Santa Monica, California, City of Hope in Duarte, California, and the LSU Medical Center in New Orleans, Louisiana.

We have initiated a Phase 2 clinical trial evaluating the preliminary efficacy of aldoxorubicin in patients with AIDS-related Kaposi’s sarcoma, a tumor usually associated with HIV infection in the U.S. The current standard-of-care for severe dermatological and systemic Kaposi’s sarcoma is liposomal doxorubicin (Doxil); however, a significant proportion of patients exhibit minimal or no clinical response to this agent, and the drug’s toxicity often prevents continued therapy. The Phase 2 trial will enroll up to 30 patients and is being conducted at the LSU Medical Center in New Orleans, Louisiana.

In 2012, we completed a Phase 2 trial for patients with advanced pancreatic ductal adenocarcinomas who had relapsed or failed to respond to two prior regimens, one regimen containing gemcitabine (Gemzar) and the other a fluoropyrimidine such as 5-fluorouracil. No objective clinical responses were observed in 14 patients treated with native aldoxorubicin, and we are considering testing the aldoxorubicin in combination with the commonly-prescribed drug Abraxane as a second-line treatment in that indication.

Bafetinib

Bafetinib (formerly INNO-406) is an orally bioavailable, rationally-designed inhibitor of several Src kinases developed by the Japanese pharmaceutical company, Nippon Shinyaku, to overcome some of the limitations of Gleevec and other tyrosine kinase inhibitors in resistant chronic myelogenous leukemia. Bafetinib is a potent and specific inhibitor of Lyn and Fyn kinases. These kinases are reported to be involved in both solid and hematological cancers. Lyn kinase’s involvement in the B-cell signaling pathway led us to evaluate bafetinib in B-cell malignancies such as chronic lymphocytic leukemia. We hold rights to bafetinib in all territories, except in Japan.

We plan to seek a partner for any further development of bafetinib in order to focus our resources on the development of aldoxorubicin.

Tamibarotene

Tamibarotene is an orally available, synthetic retinoid, rationally designed to overcome resistance and reduce the toxic side effects of differentiation therapy with all-trans retinoic acid, a component of the current first-line treatment for acute promyelocytic leukemia, or APL.

In May, 2013, we ceased our Phase 2b clinical trial of tamibarotene in patients with non-small-cell lung cancer after it failed to show efficacy.

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

Research and Development

Expenditures for research and development activities related to continuing operations were $17.5 million, $12.7 million and $15.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, or approximately 63%, 60% and 67%, respectively, of our total expenses. For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Manufacturing

We do not have the facilities or expertise to manufacture supplies of aldoxorubicin or any of our other product candidates, and we lack the resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we are dependent upon third-party manufactures, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for aldoxorubicin. However, we have no supply arrangements for the commercial manufacture of aldoxorubicin or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

Marketing

Our tentative plan is to establish our own sales force and marketing capability in order to commercialize aldoxorubicin in the U.S. and to seek a marketing partner for commercialization in other territories.

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

As of March 4, 2014, we held rights in three granted U.S. patents, 53 granted foreign patents, three pending U.S. applications, and seven pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from KTB Tumorforschungs GmbH to U.S. and foreign patents and patent applications. Patents and applications that cover pharmaceutical compositions of aldoxorubicin, processes for their production, and their use in treatment methods (e.g., cancer, viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have an unextended patent term until between June 2020 and December 2034.

As of March 4, 2014, our exclusive license from Nippon Shinyaku to bafetinib and related technologies included two granted U.S., 30 granted foreign patents applications, and three pending foreign applications. Patents and applications that cover bafetinib, pharmaceutical compositions of bafetinib, and their use in treating leukemia have an unextended patent term until between 2020 and June 2023 or December 2024.

LICENSE AGREEMENTS

Aldoxorubicin

We have an agreement with KTB Tumorforschungs GmbH, or KTB, for the license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. The license is exclusive and worldwide, applies to all products that may be subject to the licensed intellectual property and may be used in all fields of use. We may sublicense the intellectual property in our sole discretion. The agreement also grants us an option to include within the license any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology and the right of first refusal on any license that KTB wishes to make to a third party regarding any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.

Under the agreement, we must make payments to KTB in the aggregate of up to $7.5 million upon meeting clinical and regulatory milestones, and up to and including the product’s second final marketing approval. We also agreed to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);

•	a percentage of any non-royalty sub-licensing income (as defined in the agreement); and

•	milestones of $1 million for each additional final marketing approval that we obtain.

In the event that we must pay a third party in order to exercise our rights to the intellectual property under the agreement, we are entitled to deduct a percentage of those payments from the royalties due KTB, up to an agreed upon cap.

Under the agreement with KTB, we must use commercially reasonable efforts to conduct the research and development activities we determine are necessary to obtain regulatory approval to market aldoxorubicin in those countries that we determine are commercially feasible. Under the agreement, KTB is to use its commercially reasonable efforts to provide us with access to suppliers of the active pharmaceutical ingredient, or API, of aldoxorubicin, on the same terms and conditions as may be provided to KTB by those suppliers.

The agreement will expire on a product-by-product basis upon the expiration of the subject patent rights. We have the right to terminate the agreement on 30 days notice, provided we pay a cash penalty to KTB. KTB may terminate the agreement if we are in breach and the breach is not cured within a specified cure period, or if we fail to use diligent and commercial efforts to meet specified clinical milestones.

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

Under the agreement, we are obliged to pay Nippon Shinyaku an aggregate of $13.35 million (including $5 million upon the product’s initial final marketing approval) upon the achievement of clinical and regulatory milestones up to and including approvals in the U.S. and Europe. We also will be obliged to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the Nippon Shinyaku license agreement), dependent on reaching certain revenue thresholds;

•	annual minimum payments if sales of bafetinib do not meet specified levels; and

•	a percentage of any non-royalty sub-licensing income (as defined in the license agreement).

The agreement includes covenants that require us to, among other things, file a new drug application, or NDA, by a specific future date and use our commercially reasonable efforts to bring a licensed product to market. In the event that we breach a material term of the Nippon Shinyaku license agreement, Nippon Shinyaku has the option to terminate the agreement following notice to us and an opportunity to cure such breach.

Competition

Aldoxorubicin is a conjugate of doxorubicin, a widely used anti-cancer drug. Doxorubicin is part of the anthracycline class of chemotherapy agents. Anthracyclines, many of which, including doxorubicin are generic, have been used throughout the world to treat various cancers for several decades. Due to their track record of broad anti-cancer activity, new types of anthracyclines and modified or reformulated versions continue to be developed to overcome toxicities which limit the use of these drugs.

Aldoxorubicin is a chemically modified version of doxorubicin that incorporates an acid sensitive linker technology to improve concentration in the tumor. We believe that the albumin-binding ability of aldoxorubicin will allow the compound to overcome many of the side effect issues typically associated with anthracyclines. We also believe that using albumin as a targeted carrier will allow for higher dosing, greater concentration of the drug in tumors and greater efficacy.

STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or chemotherapy, or both, is the only option. Doxorubicin is the only approved first-line drug for treating STS patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, dacarbazine and liposomal doxorubicin marketed in the United States as Doxil by Johnson & Johnson. GlaxoSmithKline’s Votrient was approved in the United States and Europe in 2012 for the treatment of advanced STS following prior chemotherapy. There are other approaches to treating STS in late-stage clinical development, including Threshhold Pharmaceuticals’ TH-302 and trabectedin being co-developed by Johnson & Johnson and PharmaMar.

Patients with glioblastoma multiforme, or GBM, generally undergo invasive brain surgery, although disease progression following surgery is nearly 100%. The front-line therapy for GBM following surgery is Temozolomide (Temodar®) in combination with radiation. Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients failing Temodar®. Drugs in development to treat GBM include rindopepimut by Celldex Therapeutics, DCVax by Northwest Biotherapeutics, TRC105 from Tracon Pharmaceuticals, and buparlisib by Novartis. Kaposi’s sarcoma is generally treated with radiation, surgery and/or liposomal doxorubicin. Liposomal daunorubicin (DaunoXome®, Galen US), with or without paclitaxel, is also recommended as treatment for advanced disease. Other drugs in development for Kaposi’s sarcoma include selumetinib by AstraZeneca and pomalidamide by Celgene.

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

After the IND becomes effective, a company may commence human clinical trials. These are typically conducted in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 2 trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trial, prior to commencement of each clinical trial.

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

Employees

As of March 4, 2013, we had 17 employees, 8 of whom were engaged in clinical development activities and 9 of whom were involved in management and administrative operations.

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

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $47.5 million for the year ended December 31, 2013, $18.0 million for the year ended December 31, 2012, and $14.4 million for the year ended December 31, 2011. We had an accumulated deficit as of December 31, 2013 of $276.4 million. We are likely to continue to incur losses unless and until we are able to commercialize aldoxorubicin or one or more of our other existing or possible future product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Because we have no source of significant recurring revenue, we must depend on financing to sustain our operations.

Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities and proceeds from the exercise of options and warrants to generate funds needed to finance our business and operations. We will need to raise additional capital to, among other things:

•	fund our clinical trials and pursue regulatory approval of aldoxorubicin and our other existing and possible future product candidates;

•	expand our research and development activities;

•	finance our general and administrative expenses;

•	acquire or license new technologies;

•	prepare, file, prosecute, maintain, enforce and defend our patent and other proprietary rights; and

•	develop and implement sales, marketing and distribution capabilities to successfully commercialize any product for which we obtain marketing approval and choose to market ourselves.

Our revenue was $0.3 million, $0.1 million and $0.3 million, respectively, for the years ended December 31, 2013, 2012 and 2011. We will have no significant recurring revenue unless we are able to commercialize aldoxorubicin, our lead product candidate, or one or more of our existing or possible future product candidates, which may require us to first enter into license or other strategic arrangements with third parties.

At December 31, 2013, we had cash and cash equivalents of approximately $11.5 million and short-term investments of $27.1 million. Management believes that our current resources, which include approximately $80.5 million of net proceeds received from our underwritten public offering on February 5, 2014, will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2014 of approximately $39.9 million, which includes approximately $28.0 million for our clinical programs for aldoxorubicin, approximately $1.5 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.1 million for general operation of our clinical programs and approximately $7.3 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize aldoxorubicin, or other product candidate, we anticipate it will take a minimum of several years, and likely longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. Our ability to raise capital may be adversely affected by the continued weak economic recovery in the U.S. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

If we do not achieve our projected development goals in the time frames we estimate, the commercialization of our products may be delayed and our business prospects may suffer. Our financial projections also may prove to be materially inaccurate.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings such as the discussion in this prospectus supplement of the expected timing of certain milestones relating to our aldoxorubicin clinical development programs.

We also may disclose projected expenditures or other forecasts for future periods. These and other financial projections are based on management’s current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.

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

The regulatory approval process is lengthy, time consuming and inherently unpredictable, and if our products are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.

All of our product candidates in development must be approved by the FDA or corresponding foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, including post-approval testing, which may take longer or cost more than we or our licensees, if any, anticipate, and may prove unsuccessful due to numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate.

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

On October 1, 2013, the U.S. federal government suspended services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2014 fiscal year. If another similar or more prolonged shutdown were to occur, it could result in significant delays in the FDA’s ability to timely review and process any submissions we have filed or may file, or cause other regulatory delays affecting our development or commercial operations, which delays could have a material adverse effect on our business.

It is possible that none of the product candidates we develop will obtain the regulatory approvals necessary for us to begin selling them. The time required to obtain FDA and foreign governmental approvals is unpredictable, but often can take years following the commencement of clinical trials, depending upon the complexity of the product candidate. Any analysis we perform on data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Furthermore, even if we obtain regulatory approvals, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business. We will also be subject to periodic inspections and the potential for mandatory post- approval clinical trials required by the FDA and other U.S. and foreign regulatory authorities. Any delay or failure in obtaining required approvals or to comply with post-approval regulatory requirements could have a material adverse effect on our ability to generate revenue from the particular product candidate. The failure to comply with any post-approval regulatory requirements also could result in the rescission of the related regulatory approvals or the suspension of sales of the offending product.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Our current and planned clinical trials of our lead product candidate may fail to show that it is clinically safe and effective, or that it is better than alternative treatments.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, aldoxorubicin has shown encouraging preliminary clinical results in our Phase 1b/2 clinical trial and in top-line PFS data from our Phase 2b clinical trial of aldoxorubicin as a treatment for STS; however, these conclusions may not be reproduced in future clinical trial results, including the final data from the Phase 2b clinical trial or the planned Phase 3 clinical trial testing aldoxorubicin as a treatment for STS. Accordingly, we, or any development partners, may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of aldoxorubicin for any indication.

Further, we may experience delays in clinical trials of our product candidates. We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•
reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board approval at each clinical trial site;

•	recruiting suitable patients to participate in a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on third parties, such as CROs and clinical trial sites, to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the institutional review boards, or IRBs, if the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our SPA with the FDA for our pivotal study of aldoxorubicin does not guarantee marketing approval in the United States.

We have an SPA with the FDA for the pivotal trial of aldoxorubicin for the treatment of STS. The SPA means that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless a previously unrecognized public or human health concern were to arise or we subsequently modify the protocol. Even under an SPA, marketing approval by the FDA is not guaranteed, because a final determination that the agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy and safety (positive benefit-risk ratio), or supports an approval decision, will be based on a complete review of all the data submitted to the FDA.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of our clinical trials by us, our collaborators, IRBs, the FDA or other regulatory authorities. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

To date, patients treated with aldoxorubicin have experienced some of the same drug-related side effects associated with doxorubicin, including myelosuppression (decreased production of blood cells by bone marrow), gastrointestinal disorders (nausea and vomiting), mucositis (inflammation of the mucous membranes lining the digestive tract, including the mouth), stomatitis (inflammation of the mouth’s soft tissue), fatigue, fever and other signs of infection associated with neutropenia (an abnormally low count of a type of white blood cells) and alopecia (hair loss). Results of our trials could reveal an unacceptable incidence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. In addition, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Furthermore, if we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:

•
If our product candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy to ensure that the benefits of any approved product candidate outweigh its risks;

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of aldoxorubicin or the particular product candidate at issue, if approved, and could significantly harm our business, results of operations and prospects.

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have agreements with third-party CROs to monitor and manage data for our preclinical and clinical programs. We rely heavily on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fails to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our or our CROs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for aldoxorubicin would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely upon third parties for the manufacture of our clinical product supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any product candidates, including aldoxorubicin, could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not have the facilities or expertise to manufacture supplies of aldoxorubicin or any of our other product candidates, and we lack the resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we are dependent upon third-party manufacturers, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for aldoxorubicin. However, we have no supply arrangements for the commercial manufacture of this product candidate or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be completed after we submit our NDA to the FDA. We do not control the manufacturing process of aldoxorubicin and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of aldoxorubicin. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure and/or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

If aldoxorubicin, our lead product candidate, or our other product candidates cannot be manufactured in suitable quantities and in accordance with regulatory standards, our clinical trials, regulatory approvals and marketing efforts for such products may be delayed. Such delays could adversely affect our competitive position and our chances of generating significant recurring revenues. If any of our products that are approved for marketing cannot be manufactured at an acceptable cost, the commercial success of such product candidates may be adversely affected.

We may rely upon third parties in connection with the commercialization of our products.

The completion of the development of aldoxorubicin or our other product candidates, as well as marketing and commercialization, may require us to enter into strategic alliances or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for one or more aspects of the eventual marketing and commercialization of our products.

Our products, if approved for marketing, may not have sufficient potential commercial value to enable us to secure strategic arrangements with suitable companies on attractive terms, or at all. If we are unable to enter into such arrangements, we may not have the financial or other resources to complete the development of any of our products and may have to sell our rights in them to a third party or abandon their development altogether.

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

We will be able to protect our technologies from unauthorized use by third parties only to the extent that we have rights to valid and enforceable patents or other proprietary rights that cover them. Although we have rights to patents and patent applications directed to aldoxorubicin and other product candidates, these patents and applications may not prevent third parties from developing or commercializing similar or identical technologies. In addition, our patents may be held to be invalid if challenged by third parties, and our patent applications may not result in the issuance of patents.

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

Our competitors or others may have patent rights that they choose to assert against us or our licensees, suppliers, customers or potential collaborators. Moreover, we may not know about patents or patent applications that our products would infringe. For example, because patent applications do not publish for at least 18 months, if at all, and can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our product candidates would infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us or our licensors in issued patents or pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our foreign patent applications.

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

Any products we develop may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business.

We intend to sell our products that may be approved for marketing primarily to hospitals, which generally receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs.

We currently expect that any drugs we develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:

•	they are “incidental” to a physician’s services;

•	they are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice;

•	they are not excluded as immunizations; and

•	they have been approved by the FDA.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older, disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state-to-state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Most third-party payors may deny coverage or reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to cover and reimburse for experimental procedures and devices. Furthermore, because our programs are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices, and are challenging the prices charged for medical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely affected.

Healthcare legislative reform measures could hinder or prevent the commercial success of our products and product candidates.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the rebate program to individuals enrolled in Medicaid managed care organizations, and addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products; (ii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and (iii) enacts a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
the federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the recently enacted Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

We are subject to intense competition, and we may not compete successfully.

We and our strategic partners or licensees may be unable to compete successfully against our current or future competitors. STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or chemotherapy, or both, is the only option. Doxorubicin is the only approved drug for treating STS patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, dacarbazine and liposomal doxorubicin marketed in the United States as Doxil by Johnson & Johnson. GlaxoSmithKline’s Votrient was approved in the United States and Europe in 2012 for the treatment of advanced STS following prior chemotherapy. There are other approaches to treating STS in late-stage clinical development, including Threshhold Pharmaceuticals’ TH-302 and trabectedin being co-developed by Johnson & Johnson and PharmaMar.

Patients with glioblastoma multiforme, or GBM, generally undergo invasive brain surgery, although disease progression following surgery is nearly 100%. The front-line therapy for GBM following surgery is Temozolomide (Temodar®) in combination with radiation. Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients failing Temodar®. Drugs in development to treat GBM include rindopepimut by Celldex Therapeutics, DCVax by Northwest Biotherapeutics, TRC105 from Tracon Pharmaceuticals, and buparlisib by Novartis. Liposomal daunorubicin (DaunoXome®, Galen US), with or without paclitaxel, is also recommended as treatment for advanced disease. Kaposi’s sarcoma is generally treated with radiation, surgery and/or liposomal doxorubicin. Liposomal daunorubicin (DaunoXome®, Galen US), with or without paclitaxel, is also recommended as treatment for advanced disease. Other drugs in development for Kaposi’s sarcoma include selumetinib by AstraZeneca and pomalidamide by Celgene.

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

The agreement relating to our worldwide rights to aldoxorubicin provides for our payment of up to an aggregate of $7.5 million upon meeting specified clinical and regulatory milestones up to and including the product’s second, final marketing approval. This includes a $1.0 million milestone at the commencement of our phase 3 trial in soft tissue sarcoma, which we expect to incur in the first half of 2014. We also will be obliged to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);

•	a percentage of any non-royalty sub-licensing income (as defined in the agreement); and

•	milestones of $1,000,000 for each additional final marketing approval that we might obtain.

Our agreement relating to our worldwide (except Japan) rights to bafetinib provides for our payment of an aggregate of $13.35 million (including $5 million upon the product’s initial final marketing approval) upon the achievement of specified clinical and regulatory milestones up to and including approvals in the United States and Europe. We also will be obliged to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement), dependent on reaching certain revenue thresholds;

•	annual minimum payments if sales of bafetinib do not meet specified levels; and

•	a percentage of any non-royalty sub-licensing income (as defined in the agreement).

If we are required to pay any third party in order to exercise our rights under the agreement, we are entitled to deduct a percentage of those payments from the royalties due under the agreement, up to an agreed-upon cap.

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

We are conducting international clinical development of aldoxorubicin. The conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

•	foreign exchange fluctuations;

•	diminished protection of intellectual property in some countries; and

•	possible nationalization and expropriation.

•
In addition, there may be changes to our business and political position if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease, which could seriously harm the development of our current operating strategy.

In the event of a dispute regarding our international clinical trials, it may be necessary for us to resolve the dispute in the foreign country of dispute, where we would be faced with unfamiliar laws and procedures.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of this offering or future transactions in our stock, we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could potentially result in increased future tax liability to us.

Risks Associated with Our Common Stock

We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

The market price of our common stock in 2013 has ranged from $1.83 to $6.47 per share, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:

•	announcements of interim or final results of our clinical trials;

•	announcements of regulatory developments or technological innovations by us or our competitors;

•	changes in our relationship with our licensors and other strategic partners;

•	our quarterly operating results;

•	litigation involving or affecting us;

•	shortfalls in our actual financial results compared to our guidance or the forecasts of stock market analysts;

•	developments in patent or other technology ownership rights;

•	acquisitions or strategic alliances by us or our competitors;

•	public concern regarding the safety of our products; and

•	government regulation of drug pricing.

Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.

As of December 31, 2013, there were outstanding stock options and warrants to purchase approximately 14.7 million shares of our common stock at a weighted-average exercise price of $4.10 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

We have a stockholder rights plan and provisions in our restated by-laws, as amended, that are intended to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. These provisions may discourage or prevent a person or group from acquiring us without the approval of our board of directors, even if the acquisition would be beneficial to our stockholders.

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

Our by-laws provide that directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause. Our by-laws also provide that a stockholder must give us at least 120 days notice of a proposal or director nomination that such stockholder desires to present at any annual meeting or special meeting of stockholders. Such provision prevents a stockholder from making a proposal or director nomination at a stockholder meeting without us having advance notice of that proposal or director nomination. This could make a change in control more difficult by providing our directors with more time to prepare an opposition to a proposed change in control. By making it more difficult to remove or install new directors, these bylaw provisions may also make our existing management less responsive to the views of our stockholders with respect to our operations and other issues such as management selection and management compensation.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which may also prevent or delay a takeover of us that may be beneficial to our stockholders.

Our restated by-laws, as amended, designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our by-laws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim that is governed by the internal affairs doctrine. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our by-laws. This choice-of-forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated by-laws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 5,270 square feet of office and storage space and expires in February 2019. This lease currently requires us to make monthly payments of approximately $25,398 subject to annual increases. Effective March 1, 2015, this amount will be reduced to $19,226 per month, subject to annual increases. We will be responsible for paying our allocable portion of operating expenses in addition to the monthly rent. Additionally, the landlord has granted us an option to extend the term of the lease for a five-year period and a right of first offer during the extended lease term to lease any available space on the sixth floor of the premises, subject to the terms and conditions set forth in the lease agreement.

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in claims arising in the normal course of business. As of March 4, 2014 there were no such claims that we expect, individually or in the aggregate, to have a material adverse effect on us.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	High	Low
Fiscal Year 2013:
Fourth Quarter	$6.79	$2.09
Third Quarter	$3.65	$2.02
Second Quarter	$2.94	$1.95
First Quarter	$3.07	$1.83

Fiscal Year 2012:
Fourth Quarter	$3.73	$1.59
Third Quarter	$5.50	$3.57
Second Quarter	$5.44	$2.03
First Quarter	$3.15	$1.75

Holders

On March 4, 2014, there were approximately 670 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2013, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	797,342	$7.17	—
2008 Stock Incentive Plan	5,598,394	2.53	4,401,606
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	8,324,609	4.86	—
Total	14,720,345	$4.10	4,401,606
____________

(1)
The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in capital-raising transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximate the market price of our common stock at or about the date of grant, and the warrant terms range from two to ten years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends.

Comparison of Cumulative Total Returns

The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and The NASDAQ Pharmaceutical Index (the “Peer Index”) for the five-year period from December 31, 2008 to December 31, 2013. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 31, 2008, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.

Comparison of Cumulative Total Returns

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2008
2009
2010
2011
2012
2013
CytRx Corporation
NASDAQ Composite-Total Returns
NASDAQ Pharmaceutical Index

	December 31,
	2009	2010	2011	2012	2013
CytRx Corporation	373.33	336.67	93.33	89.05	298.57
The NASDAQ Stock Market Index	145.34	171.70	170.34	200.57	281.14
The NASDAQ Pharmaceutical Index	112.36	121.80	130.37	173.45	285.96

Recent Issuances of Unregistered Securities

In November 2013, we issued two warrants, each to purchase 125,000 shares of our common stock, at exercise prices of $3.00 and $3.75 per share, respectively in connection with financial advisory arrangements. The issuance of these warrants was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2013.

Item 6. SELECTED FINANCIAL DATA

General

The following selected financial data are derived from our audited financial statements. Our financial statements for 2013, 2012 and 2011 have been audited by BDO USA, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand (except for per share data).

	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenue
Service revenue	$—	$—	$—	$—	$9,400,000
Licensing revenue	300,000	100,000	250,000	100,000	100,000
Grant revenue	—	—	—	—	—
Total revenue	$300,000	$100,000	$250,000	$100,000	$9,500,000

Net profit (loss) applicable to common stockholders	$(47,485,000)	$(17,964,000)	$(14,425,000)	$408,000	$(4,800,000)
Basic and diluted profit (loss) per share applicable to common stock	$(1.44)	$(0.78)	$(0.80)	$0.03	$(0.35)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,568,000	$38,344,000	$36,046,000	$26,892,000	$32,643,000
Total assets	$41,500,000	$40,232,000	$37,854,000	$36,697,000	$35,277,000
Total stockholders’ equity	$10,661,000	$30,166,000	$24,254,000	$30,568,000	$28,348,000

Factors Affecting Comparability

In October 2013, we completed a $25.9 million underwritten public offering, in which we sold and issued 11.5 million shares of common stock at a price of $2.25 per share. Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $24.1 million.

In October 2012, we completed a $23.0 million underwritten public offering, in which we sold and issued 9.2 million shares of common stock at a price of $2.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $21.5 million.

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

In August 2006, we received marketable securities, which were subsequently sold by us for approximately $24.3 million, from the privately-funded ALS Charitable Remainder Trust, or ALSCRT, in exchange for our commitment to continue research and development of one of our earlier drug candidates, arimoclomol, and other potential treatments for ALS and a one percent royalty from worldwide sales of arimoclomol. We recorded the value received under the arrangement as deferred service revenue, which we recognize using the proportional performance method of revenue recognition. In August 2009, we were released from all restrictions on the use of any proceeds previously received by us in connection with the arrangement. As a result, we recognized in the third quarter of 2009 $6.7 million of service revenue, representing all of the remaining deferred revenue and previously un-recognized portion of the value received in the arrangement with ALSCRT. During 2009, we recognized approximately a total of $9.4 million of service revenue related to this transaction.

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

Overview

CytRx Corporation

We are a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We recently reported top-line efficacy results (median progression-free survival, progression-free survival at six months, overall response rates and hazard ratios) of our Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios - the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period - are an important measure of the reliability and uniformity of the absolute data for progression-free survival, or PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities seen with administration of doxorubicin alone.

In the first quarter of 2014, we plan to initiate a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy. The Phase 3 trial is conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or animal health concerns were to arise or we subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication.

We have initiated Phase 2 clinical trials with aldoxorubicin in patients with recurrent glioblastoma (brain cancer) and in patients with AIDS-related Kaposi’s sarcoma. We also have completed a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors. We are planning to conduct a Phase 2b clinical trial with aldoxorubicin in patients with small cell lung cancer who have relapsed after primary chemotherapy.

We plan to expand our pipeline of oncology candidates based on a linker platform technology that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites. We also have rights to two additional drug candidates, tamibarotene and bafetinib. We completed our evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia and are seeking a partner for any further development of bafetinib. We ceased our Phase 2b clinical trial of tamibarotene in patients with non-small-cell lung cancer after it failed to show efficacy.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants. We also have received limited funding from our strategic partners and licensees.

At December 31, 2013, we had cash and cash equivalents of approximately $11.5 million and short-term investments of $27.1 million. Management believes that our current resources, which include approximately $80.5 million of net proceeds received from our underwritten public offering on February 5, 2014, will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2014 of approximately $39.9 million, which includes approximately $28.0 million for our clinical programs for aldoxorubicin, approximately $1.5 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.1 million for general operation of our clinical programs and approximately $7.3 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Research and Development

Expenditures for research and development activities related to continuing operations were $17.5 million, $12.7 million and $15.5 million, respectively, for the years ended December 31, 2013, 2012 and 2011, or approximately 63%, 60% and 67%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

Our currently projected expenditures for 2014 include approximately $28.0 million for our clinical programs for aldoxorubicin, approximately $1.5 million for pre-clinical development of new albumin-binding cancer drugs and approximately $3.1 million for general operation of our clinical programs. The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical programs, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

All of our product candidates in development must be approved by the FDA or corresponding foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. A discussion of these and other risks and uncertainties associated with our business is set forth in the “Risk Factors” section of this Annual Report.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to stock options, impairment of long-lived assets, including finite-lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in our product candidates is expensed as incurred until technological feasibility has been established.

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various CROs in connection with conducting clinical trials of our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method is the best measure of the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates prove to be incorrect, clinical trial expenses recorded in any particular period could vary.

Stock-based Compensation

Our stock-based employee compensation plans are described in Note 12 of the Notes to Financial Statements. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment if an event occurs that might reduce the fair value of such assets below their carrying values. We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicating that the carrying amount may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. If our estimates used in the determination of either discounted future cash flows or other appropriate fair value methods are not accurate as compared to actual future results, we may be required to record an impairment charge.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 14.7 million, 11.0 million and 8.2 million shares at December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

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
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013
Total revenue	$—	$200	$—	$100
Net loss	$(6,864)	$(3,423)	$(9,980)	$(27,218)
Net loss applicable to common stockholders	$(6,864)	$(3,423)	$(9,980)	$(27,218)
Basic and diluted loss per share applicable to common stock	$(0.23)	$(0.11)	$(0.33)	$(0.68)

2012
Total revenue	$—	$—	$—	$100
Net income (loss)	$(10,135)	$(13,262)	$1,584	$3,849
Net income (loss) applicable to common stockholders	$(10,135)	$(13,262)	$1,584	$3,849
Basic and diluted loss per share applicable to common stock	$(0.49)	$(0.63)	$0.07	$0.14

Quarterly and yearly income (loss) per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year. In 2013 and 2012, we incurred $3.1 million and $2.0 million, respectively, in employee non-cash compensation expenses.

The comparability of our quarterly financial data may be affected by the same events and items described under “Selected Financial Data” above.

Liquidity and Capital Resources

General

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants. We also have received limited funding from our strategic partners and licensees.

At December 31, 2013, we had cash and cash equivalents of approximately $11.5 million and short-term investments of $27.1 million. Management believes that our current resources, which include approximately $80.5 million of net proceeds received from our underwritten public offering on February 5, 2014, will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2014 of approximately $39.9 million, which includes approximately $28.0 million for our clinical programs for aldoxorubicin, approximately $1.5 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.1 million for general operation of our clinical programs and approximately $7.3 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

If we obtain marketing approval and successfully commercialize aldoxorubicin or other product candidate, we anticipate it will take several years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. Our ability to raise capital may be adversely affected by the continued weak economic recovery in the U.S. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

Discussion of Operating, Investing and Financing Activities

Net loss for the year ended December 31, 2013 was $47.5 million, and cash used for operating activities for that period was $23.8 million. The net loss for the year reflects $4.0 million for stock option and warrant expense, and non-cash loss of $20.2 million on the fair value adjustment of the warrant liability.

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

For the year ended December 31, 2013, $3.1 million was used for investing activities. This included $3.1 million net for the purchase of short-term investments.

For the year ended December 31, 2012, $6.1 million was used for investing activities. This included $5.9 million net for the purchase of short-term investments.

For the year ended December 31, 2011, $9.4 million was provided by investing activities. This included $2.5 million of net proceeds from sales of short-term investments and $6.9 million received from the sale of common shares of RXi Pharmaceuticals, Inc. (now Galena Biopharma, Inc.), our former subsidiary.

Cash provided by financing activities for the year ended December 31, 2013 was $24.0 million, which included $24.1 million of net proceeds received from our October 2013 public offering.

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

Contractual Obligations

We acquire assets still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). We also typically have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.

These arrangements may be material individually, and in the event that multiple milestones are reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves clinical testing objectives.

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)	Employment Agreements (2)	Subtotal	Research and Development (3)	Total
2014	$337	$2,575	$2,912	$8,490	$11,402
2015	258	850	1,108	2,106	3,214
2016	228	—	228	943	1,171
2017	255	—	255	681	936
2018	262	—	262	—	262
Thereafter	302	—	302	—	302
Total	$1,642	$3,425	$5,067	$12,220	$17,287

(1)	Operating leases are primarily our facility lease obligations, as well as equipment and software lease obligations with third party vendors.

(2)
Employment agreements include management contracts that provide for minimum salary levels, adjusted periodically at the discretion of our Compensation Committee, as well as minimum bonuses in some cases.

(3)	Research and development obligations relate primarily to our clinical trials. Most of these obligations are cancelable upon notice without liability to us.

We apply the disclosure provisions of ASC 460, Guarantees (“ASC 460”), to our contractual guarantees and indemnities. We have provided contractual indemnities to investors and other parties against possible losses suffered or incurred by the indemnified parties in connection with various types of third-party claims, as well as indemnities to our officers and directors against third party claims arising from the services they provide to us. To date, we have not incurred material costs as a result of these indemnities, and we do not expect to incur material costs in the future; further, we maintain insurance to cover certain losses arising from these indemnities. Accordingly, we have not accrued any liabilities related to these indemnities.

Net Operating Loss Carryforwards

At December 31, 2013, we had federal and state net operating loss carryforwards of $191.9 million and $112.4 million, respectively, available to offset against future taxable income, which expire in 2018 through 2033.

As a result of a change in-control that occurred in the CytRx shareholder base in July 2002, approximately $10.1 million in federal net operating loss carryforwards became limited in their availability to $4.0 million in total or $363,000 annually. We currently believe that the remaining $164.9 million in federal net operating loss carryforwards, and the $112.4 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2013, we also had research and development and alternative minimum tax credits for federal and state purposes of approximately $9.9 million and $13.5 million, respectively, available for offset against future income taxes, which expire in 2022 through 2033. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

We incurred a net loss of $47.5 million, $18.0 million and $14.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by our licensees. During 2014, we are not anticipating any significant service or license fees revenue.

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

Research and Development

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Research and development expenses	$17,072	$12,338	$15,079
Non-cash research and development expenses	—	—	59
Employee stock and stock option expense	428	346	353
	$17,500	$12,684	$15,491

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during 2013, 2012 and 2011 relate to our various development programs. In 2013, our research and development expenses increased over 2012 as we conducted the majority of our global Phase 2b clinical trial with aldoxorubicin as a first-line treatment for STS and made preparations to initiate our pivotal Phase 3 global trial of aldoxorubicin as a therapy for patients with soft tissue sarcoma whose tumors have progressed following treatment with chemotherapy. In 2013, we also initiated a Phase 2 clinical trial with aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and made preparations for a Phase 2b clinical trial in patients with AIDS-related Kaposi’s sarcoma that was initiated in January 2014. The 2013 increase was in part offset by a reduction in expenses related to one of our other drug candidates, tamibarotene, as we ceased our Phase 2b clinical trial of tamibarotene in patients with non-small-cell lung cancer after it failed to show efficacy. Research and development expenses were lower in 2012 than in 2011 due to the suspension of our development efforts for our other drug candidate, bafetinib, in 2012. In 2013, our development costs included approximately $12.0 million for our clinical programs for aldoxorubicin, approximately $2.8 million for our clinical program for tamibarotene and approximately $2.3 million for general operation of our clinical programs. None of our research and development costs have ever been capitalized.

As compensation to consultants, or in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. We recorded no such expense in each of 2013 and 2012, and a charge of $0.1 million in 2011. In 2013, we recorded $0.4 million of employee stock and stock option expense, as compared to $0.3 million in 2012 and $0.4 million in 2011.

In 2014, we expect our research and development expenses to increase significantly as a result of the initiation of our pivotal Phase 3 global trial of aldoxorubicin.

General and Administrative

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
General and administrative expenses	$6,717	$6,308	$6,293
Stock, stock option and warrant expenses to non-employees and consultants	858	438	92
Employee stock option expense	2,699	1,607	932
	$10,274	$8,353	$7,317

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $6.7 million, $6.3 million and $6.3 million in 2013, 2012 and 2011, respectively. These expenses increased in 2013 primarily due to an increase of $0.3 million in bonuses paid, due to the favorable results from the Phase 2b clinical trial of STS. These expenses did not materially change from 2012 to 2011.

From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received whichever we can measure more reliably. We recorded employee stock option expense of $2.7 million, $1.6 million and $0.9 million in 2013, 2012 and 2011, respectively.

Depreciation and Amortization

Depreciation and amortization expenses for each of the years ended December 31, 2013, 2012 and 2011were approximately $0.1 million. The depreciation expense reflects the depreciation of our equipment and furnishings.

Other Income

In 2013, 2012 and 2011, we recognized non-cash gains (losses) of ($20.2) million, $2.8 million and $7.9 million, respectively, on the revaluation of our warrant derivative liabilities related to warrants issued in August 2011 and July 2009.

Interest Income

Interest income was $0.1 million in 2013, $0.1 million in 2012 and $0.2 million in 2011. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.

Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they do not apply to our operations or will not have a material impact on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2013, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-  21 of this Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2013, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 Edition). Based upon management’s assessment using the criteria contained in COSO, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal controls over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report thereon set forth on page F- 19, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director(1)	Position
Max Link, Ph.D.	73	III	Director, Chairman of the Board (2) (4)
Steven A. Kriegsman	72	II	Director, Chief Executive Officer, President
Marvin R. Selter	86	II	Director, Vice Chairman of the Board (2) (3) (4)
Louis Ignarro, Ph.D.	72	I	Director
Joseph Rubinfeld, Ph.D.	81	I	Director (3) (4)
Richard L. Wennekamp	71	III	Director (2) (3) (4)
John Caloz	62	—	Chief Financial Officer
Daniel Levitt, M.D., Ph.D.	66	—	Executive Vice President and Chief Medical Officer
D. Scott Wieland	54	—	Senior Vice President-Drug Development
Benjamin S. Levin	37	—	General Counsel, Senior Vice President and Corporate Secretary
David J. Haen	35	—	Vice President – Business Development and Investor Relations
____________

(1)
Our Class II directors serve until the 2014 annual meeting of stockholders, our Class III directors serve until the 2015 annual meeting of stockholders, and our Class I directors serve until the 2016 annual meeting of stockholders,

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

Steven A. Kriegsman has been has been CytRx’s President and Chief Executive Officer and a director since July 2002. He also serves as a director of Galena Biopharma, a listed public company, and is Chairman of its Compensation Committee and a member of its Strategy Committee. Mr. Kriegsman also serves on the Board of Directors of Catasys, Inc. He previously served as Director and Chairman of Global Genomics from June 2000 until 2002. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past five years, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors’ College.

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

Marvin R. Selter has been a director since October 2003. He has been President and Chief Executive Officer of CMS, Inc. since he founded that firm in 1968. CMS, Inc. is a national management consulting firm. In 1972, Mr. Selter originated the concept of employee leasing. He served as a member of the Business Tax Advisory Committee—City of Los Angeles, Small Business Board—State of California and the Small Business Advisory Commission—State of California. Mr. Selter also serves on the Valley Economic Development Center as past Chairman and Audit Committee Chairman, the Board of Valley Industry and Commerce Association as past Chairman, the Advisory Board of the San Fernando Economic Alliance and the California State University—Northridge as Past Chairman of the Economic Research Center and President of the Olive View UCLA Medical Center Foundation. He has served, and continues to serve, as a member of boards of directors of various hospitals, universities, private medical companies and other organizations. Mr. Selter attended Rutgers—The State University, majoring in Accounting and Business Administration, and is the recipient of an honorary Ph.D. from American Jewish University. He was an LPA having served as Controller, Financial Vice President and Treasurer at distribution, manufacturing and service firms. He has lectured extensively on finance, corporate structure and budgeting for the American Management Association and other professional teaching associations.

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

Scott Wieland, Ph.D joined CytRx in 2005 as the Vice President, Clinical and Regulatory Affairs and was promoted to the position of Senior Vice President, Drug Development in December 2008. Prior to that, he served in senior level positions in the areas of Drug Development, Clinical and Regulatory Affairs at various biotech firms. He spent five years at NeoTherapeutics, Inc. serving as the Director of Product Development and was later promoted to Vice President of Product Development. From 1990 to 1997, he served as Director of Regulatory Affairs at CoCensys, Inc. Dr. Wieland has a Ph.D. in Biopsychology and an M.A. in Psychology from the University of Arizona. He has an MBA from Webster University. Dr. Wieland received his B.S. in Physiological Psychology from the University of California, Santa Barbara.

Benjamin S. Levin joined us in July 2004 as our General Counsel and Corporate Secretary, and since December 2013 has served additionally as Senior Vice President. From November 1999 to June 2004, Mr. Levin was an associate in the transactions department of the Los Angeles office of O’Melveny & Myers LLP. Mr. Levin received his S.B. in Economics from the Massachusetts Institute of Technology, and a J.D. from Stanford Law School.

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

Diversity

Our board of directors, acting through the Nomination and Governance Committee, is responsible for assembling for stockholder consideration director-nominees who, taken together, have appropriate experience, qualifications, attributes, and skills to function effectively as a board. The Nomination and Governance Committee periodically reviews the composition of the board of directors in light of our changing requirements, its assessment of the board of directors’ performance, and the input of stockholders and other key constituencies. The Nomination and Governance  Committee looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to board service. In addition, the Nomination and Governance Committee seeks to include on the board of directors a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the board of directors confronts. These individual qualities can include matters such as experience in the company’s industry, technical experience (i.e., medical or research expertise), experience gained in situations comparable to the company’s, leadership experience, and relevant geographical diversity.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through informal discussions with our chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors currently has three committees. The Audit Committee consists of Dr. Link, Mr. Selter and Mr. Wennekamp, the Compensation Committee consists of Dr. Rubinfeld, Dr. Link, Mr. Selter and Mr. Wennekamp, and the Nomination and Governance Committee consists of Mr. Wennekamp, Dr. Rubinfeld and Mr. Selter. Such committees operate under formal charters that govern their duties and conduct. Copies of the charters are available on our website at www.cytrx.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our executive officers and directors and persons who own more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that our directors and executive officers and greater than 10% shareholders for 2013 complied with all applicable Section 16(a) filing requirements.

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

Board Leadership Structure

Our board has placed the responsibilities of Chairman with an independent non-employee director. We believe the separation of the roles of Chairman of the Board and Chief Executive Officer provides better accountability between the board and our management team. We believe it is beneficial to have an independent Chairman whose sole responsibility to us is guiding our board members as they provide leadership to our executive team. Our Chairman is responsible for communication among the directors; setting the board meeting agendas in consultation with our President and Chief Executive Officer; and presiding at board meetings, executive sessions and stockholder meetings. This delineation of duties allows our President and Chief Executive Officer to focus his attention on managing the day-to-day business of our company. We believe this structure provides strong leadership for our board, while positioning our President and Chief Executive Officer as the leader of the company in the eyes of our employees and other stakeholders.

Board of Directors Role in Risk Oversight

In connection with its oversight responsibilities, our board of directors, including the Audit Committee, periodically assesses the significant risks that we face. These risks include, but are not limited to, financial, technological, competitive, and operational risks. Our board of directors administers its risk oversight responsibilities through our President and Chief Executive Officer, Chief Financial Officer, General Counsel who review and assess the operations of our business, as well as operating management’s identification, assessment and mitigation of the material risks affecting our operations.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Executive Compensation Program

The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. Generally speaking, the Compensation Committee recommends the compensation of our President and Chief Executive Officer and other named executive officers, and those recommendations are approved by our Board of Directors.

The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to our other officers.

The Compensation Committee operates under a formal charter, a copy of which is available on our website at www.cytrx.com, that governs its duties and conduct.

At the 2013 annual meeting of stockholders, the stockholders on a non-binding, advisory basis, approved the compensation of our executive officers as disclosed in our 2013 proxy statement. Based upon the results of this stockholder advisory vote, the Compensation Committee determined to follow the stockholders’ recommendation and to continue its compensation policies and procedures.

Throughout this Annual Report, the individuals included in the Summary Compensation Table below are referred to as our “named executive officers.”

Compensation Philosophy and Objectives

The components of our executive compensation consist of salary, annual and special cash bonuses awarded based on the Compensation Committee’s subjective assessment of the achievement of corporate goals and each individual executive’s job performance, stock option grants to provide executives with longer-term incentives, and occasional special compensation awards (either cash, stock or stock options) to reward extraordinary efforts or results such as the position interim results of our Phase 2b clinical trial of aldoxorubicin in STS or successful capital raising activities.

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of strategic goals of our company. We use annual and other periodic cash bonuses to reward an officer’s achievement of specific goals, including goals related to the development of our drug candidates and replenishment and management of our working capital. We use employee stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to improve stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies.

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

The bonus amounts awarded to our eligible named executive officers are a function of their office and total compensation relative to the total compensation of our President and Chief Executive officer, as adjusted by their relative employee evaluation, and with consideration given to comparable company data for similarly-situated employees. The bonus amounts awarded to each named executive officer is set forth in the Summary Compensation Table.

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

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve our company’s business goals, including goals related to the development of the our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. During 2013, the Compensation Committee obtained three industry compensation surveys and used them in its compensation deliberations regarding cash and equity compensation for our executive officers. The surveys used were an Equilar survey of public companies with a market capitalization between $50 million and $200 million, the Radford Global Life Sciences Survey, which is a survey of public and private life sciences companies of all sizes, and a survey of public and private companies in Los Angeles provided by salary.com (which the Compensation Committee uses to adjust to geographic differences in cost of living).

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

Performance-driven Compensation

We emphasize performance in annually reviewing and setting our executive officers’ base salaries, bonuses and equity incentive compensation. This emphasis on performance with respect to a substantial portion of compensation is intended to motivate our executive officers to pursue our corporate goals, reward them for achievement of these goals and align their interests with those of our stockholders.

Each year, we determine goals that we hope to achieve in the coming year, both on a company and individual basis. Our overall corporate performance as compared to these goals, and an individual’s performance compared to his or her individual goals, primarily drive the recommendations that the Compensation Committee with respect to each executive officer's base salary, cash bonus and equity incentive compensation. Other factors, such as larger macroeconomic conditions of the industry and market in which we compete, as well as strategic business decisions and issues related to key employee retention, also influence compensation decisions.

Individual performance goals for each year initially are identified and developed by senior executives through a self-evaluation and goal-setting process, and our CEO refines and documents those goals in conjunction with the Compensation Committee. At the end of the year, the Compensation Committee reviews each performance goal and determines the extent to which we achieved such goals, and our CEO assesses the achievement of specific performance goals relating to our other executive officers.

In establishing performance goals, the Compensation Committee considers whether the goals could possibly result in an incentive for any executives to take unwarranted risks in our company’s business and seeks to avoid creating any such incentives.

Company Performance Goals

For 2013, the Compensation Committee and the Board of Directors approved the following performance goals:

•	Complete the aldoxorubicin Phase 2b STS clinical trial and the aldoxorubicin Phase 1 pharmacokinetics clinical trial;

•	Initiate the aldoxorubicin Phase 3 STS clinical trial, and obtain FDA approval of an SPA for that study;

•	Complete enrollment of the tamibarotene Phase 2b clinical trial in non-small-cell lung cancer trail;

•	Raise additional capital.

•
For 2013, the Compensation Committee determined that, with the exception of the completion of enrollment of the tamibarotene Phase 2b clinical trial (which was discontinued due to a failure to show efficacy), each of the corporate goals had either been achieved, or substantial progress towards achievement had been made, and noted the particular contributions of executive officers to the achievement of those goals.

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

1 – Consistently Exceeds Expectations
2 – Sometimes Exceeds Expectations
3 – Meets Expectations
4 – Sometimes Meets Expectations
5 – Needs Improvement

The numerical job scores, with a 1.0 being the best and 5.0 being the worst, are determined based on an initial self-assessment by the officer, which is subject to change based on an evaluation of the self-assessment by the officer’s direct supervisor and on the Compensation Committee’s own assessment of the officer’s job performance.

For 2013, our Compensation Committee determined that the individual performance scores indicated below were merited by the officer’s respective contributions to our key business achievements discussed above, as well as the performance of their day-to-day responsibilities. On an officer-by-officer basis, our Compensation Committee also considered the following:

Mr. Kriegsman’s individual performance goals relate primarily to overall corporate objectives, including building stockholder value as reflected in the market capitalization of our managing working capital, managing and directing the executive management team, and successfully developing our company’s operations and personnel for future success. Based on those criteria, and noting our positive results of our Phase 2b clinical trial of STS aldoxorubicin for STS and progress of our other clinical trials of aldoxorubicin, the Compensation Committee gave a rating of 1.1 to Mr. Kriegsman.

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

Dr. Levitt’s individual performance goals relate primarily to the achievement of key strategic and clinical objectives related to our clinical research programs, including ultimate oversight of the design and execution of our clinical programs, and analysis and implementation of new clinical opportunities improve stockholder value. Based on those criteria, the Compensation Committee noted Dr. Levitt’s efforts towards our achievement of our key clinical goals, including the initiation of multiple new clinical trials and the announcement of positive data from our Phase 2b clinical trial of STS aldoxorubicin for STS and, his development of strategic plans to build value, and gave a rating of 1.5 to Dr. Levitt.

Mr. Levin’s individual performance goals relate primarily to the management of the company’s legal risk, advice provided to the board of directors and management, and maintaining regulatory compliance. Based on those criteria, the Compensation Committee noted Mr. Levin’s timely and useful advice on key corporate matters that reduced corporate risk, and his work ensuring compliance with various regulations, and gave a rating of 1.6 to Mr. Levin. Mr. Levin was also promoted to the title of Senior Vice President.

Dr. Wieland’s individual performance goals relate primarily to the execution of the objectives related to our clinical development, including planning, initiation, budgeting and management of our clinical programs. Based on those criteria, the Compensation Committee noted Dr. Wieland’s role in our achievement of key clinical goals, including the initiation of multiple new clinical trials, and gave a rating of 2.0 to Dr. Wieland.

2013 Executive Compensation Components

For 2013, as in recent years, the principal components of compensation for the named executive officers were:

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

Salary levels are typically considered annually as part of our company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on our company’s available resources and the Compensation Committee’s assessment of the individual’s performance. This assessment is based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. In 2012, the Compensation Committee considered our successful achievement or substantial progress towards our corporate performance goals, and with consideration of the challenging financial environment, and our anticipation of clinical results in 2013 and beyond, awarded increases in base salary for 2013 for most executives. Base salaries were also reviewed in light of the Equilar, Radford and salary.com survey data to validate that they were within acceptable ranges based on market salaries.

Annual and Special Bonuses

As we do not generate significant revenue and have not commercially released any products, the Compensation Committee bases its discretionary annual bonus awards on the achievement of corporate and individual goals, efforts related to extraordinary transactions, effective fund-raising efforts, effective management of personnel and capital resources, and bonuses paid by comparable companies, among other criteria. Mr. Kriegsman’s employment agreement entitles him to an annual cash bonus in an amount to be determined in our discretion, but not less than $150,000, and Dr. Levitt’s employment agreement provides that his bonus will not be less than $150,000. Any cash bonuses to our other named executive officers are entirely in our discretion.

During 2013, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $330,000, and granted cash bonuses to the other named executive officers ranging from $100,000 to $300,000, principally based on their efforts in helping us advance the development of aldoxorubicin.

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

Typically, equity awards are granted annually at the end of each year based primarily on corporate performance as a whole during the preceding year. In addition, we may grant equity awards upon the occurrence of certain events during the year, for example, upon an employee’s hire or achievement of a significant business objective such as positive results or other progress of our clinical trials or successful capital-raising efforts.

No formula is used in setting equity award grants and the determination of whether to grant equity awards, or the size of such equity awards, to our executive officers; rather, it involves subjective assessments by our board of directors, Compensation Committee and, with respect to executive officers other than himself, our CEO. Generally, annual equity awards are driven by our retention of experienced employees, and we consider individual performance and contributions during the preceding year to the extent our Board of Directors and Compensation Committee believe such factors are relevant. As with base salary and cash bonuses, for 2013 our Board of Directors and Compensation Committee also considered data from three surveys in determining equity award grants to our executive officers.

In March and December, 2013, respectively, the Compensation Committee granted to Mr. Kriegsman nonqualified options to purchase 74,176 share of our common stock at a price of $2.46 per share and 925,000 shares of our common stock at a price of $2.39 per share, which equaled the closing market prices on the dates of grant. The options vest monthly over three years, unless Mr. Kriegsman’s employment is terminated by us without “cause,” or by Mr. Kriegsman for “good reason,” in which case they vest immediately. In addition, in connection with the annual review of our other named executive officers, the Compensation Committee also granted an aggregate of 1,100,000 stock options to those named executive officers. All of the other stock options had an exercise price equal to the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods. The Compensation Committee also granted Dr. Levitt 100,000 shares of CytRx Corporation restricted stock, of which 50,000 shares will vest on June 30, 2014, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by us on each such date.

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

We have adopted a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. We did not make any matching contribution to the 401(k) Plan for 2013. Matching contributions, if any, immediately vest, as do all employee contributions. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

We do not provide any of our executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. We are required by his employment agreement to carry a life insurance policy for Mr. Kriegsman in the amount of $1.4 million under which Mr. Kriegsman’s designee is the beneficiary. We purchased a policy with a face value of $2 million, on which we pay the premiums, and Mr. Kriegsman immediately reimbursed the company for the premium relating to the $0.6 million of additional coverage. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers, but no changes to these benefits were made during 2013, and we do not expect any such changes in the foreseeable future.

Employment Agreements and Severance Arrangements

We have entered into written employment agreements with each of our named executive officers. The main purpose of these agreements is to protect the company from business risks such as competition for the executives’ service, loss of confidentiality or trade secrets, and solicitation of our other employees, and to define our right to terminate the employment relationship. The employment agreements also protect the executive from termination without “cause” (as defined) and, in both Mr. Kriegsman and Dr. Levitt’s case, entitle them to resign for “good reason” (as defined). Each employment agreement was individually negotiated, so there are some minor variations in the terms among executive officers. Generally speaking, however, the employment agreements provide for termination and severance benefits that the Compensation Committee believes are consistent with industry practices for similarly situated executives. The Compensation Committee believes that the termination and severance benefits help the company retain the named executive officers by providing them with a competitive employment arrangement and protection against unknowns such as termination without “cause” that go along with the position.

In the event of termination without “cause,” the named executive officers will be entitled to a lump-sum payment equal to six months of base salary (12 months in the case of Dr. Levitt and 24 months in the case of Mr. Kriegsman). The named executive officers’ agreements also provide for our continuation of medical benefits during the severance period (including, for Mr. Kriegsman, payments for life insurance). If Mr. Kriegsman’s or Dr. Levitt’s employment is terminated by us without “cause,” or by Mr. Kriegsman or Dr. Levitt for “good reason,” within two years following a change of control of CytRx, they also would be entitled under their employment agreement to receive a “gross-up” payment equal to the sum of any excise tax on termination benefits (including any accelerated vesting of his options under our Plans as described below) plus any penalties and interest. In addition, if a named executive officer’s employment is terminated by us without “cause” (or by Mr. Kriegsman or Dr. Levitt for “good reason,” or due to Mr. Kriegsman’s death or disability), his unvested stock options vest immediately.

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

Ownership Guidelines

The Compensation Committee has no requirement that named executive officers maintain a minimum ownership interest in our company.

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

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the ten-year option term. Vesting and exercise rights generally cease upon termination of employment (unless such termination is without cause or is a resignation for good reason), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Our Board of Directors has granted our CEO the discretion to grant up to 200,000 options to employees upon joining our company, and to make grants from an additional “discretionary pool” of up to 200,000 options during each annual employee review cycle. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones (such as commencement and completion of clinical trials) and attaining other annual corporate goals and objectives.

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

It is our policy to award stock options at an exercise price equal to The NASDAQ Capital Market’s closing price of our common stock on the date of the grant. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the common stock on the grant date. The Compensation Committee has never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted options which are priced on a date other than the grant date. For purposes of determining the exercise price of stock options, the grant date is deemed to be the first day of employment for newly hired employees, or the date on which the Compensation Committee or the CEO, as applicable, approves the stock option grant to existing employees.

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

These policies remained in place throughout 2013, and we expect to continue to follow them for the foreseeable future.

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

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2013, 2012 and 2011 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2013, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2013:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($) (2)(4)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
President and Chief Executive Officer	2013	700,000	330,000	1,714,150	13,700	2,757,850
	2012	700,000	150,000	655,000	13,700	1,518,700
	2011	700,000	150,000	342,000	10,000	1,202,000
John Y. Caloz
Chief Financial Officer and Treasurer	2013	350,000	100,000	256,800	—	703,800
	2012	340,000	75,000	131,000	—	546,000
	2011	335,000	45,000	45,600	—	425,600
Daniel Levitt, M.D., Ph.D.
Executive Vice President and Chief	2013	525,000	300,000	1,483,000	—	2,308,000
Medical Officer	2012	450,000	150,000	186,900	—	786,900
	2011	450,000	112,500	114,000	—	676,500

Benjamin S. Levin General Counsel,
General Counsel, Senior Vice President and	2013	350,000	150,000	513,600	—	1,013,600
Secretary	2012	340,000	75,000	131,000	—	546,000
	2011	340,000	55,000	57,000	—	452,000
Scott Wieland, Ph.D.
Senior Vice President – Drug Development	2013	350,000	100,000	256,800	—	703,800
	2012	330,000	75,000	131,000	—	546,000
	2011	330,000	30,000	45,600	—	405,600
____________

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year.

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

(4)
In the case of Dr. Levitt, for 2013, this amount includes the aggregate grant date fair value of a restricted stock award granted during the fiscal 2013, as well as the aggregate grant date fair value of an equity-based award granted during the fiscal year. The restricted stock awarded in 2013 was issued in January 2014. For 2012, the amount represents the aggregate grant date fair value of a restricted stock award granted and issued during the fiscal year.

2013 Grants of Plan-Based Awards

In 2013, we granted stock options to our named executive officers under our 2008 Stock Incentive Plan as follows:

2013 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)		Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Steven A. Kriegsman	12/10/2013	925,000	(1)	$2.39	$1,583,600
President and Chief Executive Officer	3/08/2013	74,176	(1)	$2.46	$130,550

John Y. Caloz	12/10/2013	150,000	(1)	$2.39	$256,800
Chief Financial Officer and Treasurer

Daniel Levitt, M.D., Ph.D.	12/10/2013	500,000	(1)	$2.39	$856,000
Executive Vice President and Chief Medical Officer

Benjamin S. Levin	12/10/2013	300,000	(1)	$2.39	$513,600
General Counsel, Senior Vice President and Secretary

Scott Wieland, Ph.D.	12/10/2013	150,000	(1)	$2.39	$256,800
Senior Vice President – Drug Development
____________

(1)
Options vest in 36 equal monthly installments, subject to the option holder’s remaining in our continuous employ through such dates. If employment is terminated by us without “cause” (or, in the cases of Mr. Kriegsman and Dr. Levitt, for “good reason”), unvested options will immediately vest in full.

We also granted to Dr. Levitt 100,000 shares of CytRx Corporation restricted stock, of which 50,000 shares will vest on June 30, 2014, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by us on each such date. The shares of restricted stock granted to Dr. Levitt had a grant date fair value of $627,000.

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

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2013 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2013:

2013 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price (2) ($)	Option Expiration Date
Steven A. Kriegsman	—	(1)	925,000	2.39	12/09/23
President and Chief Executive Officer	18,566	(1)	55,610	2.46	3/07/23
	166,650	(1)	333,350	1.83	12/10/22
	142,843	(1)	71,443	2.17	12/11/21
	107,143		—	7.07	12/14/20
	107,143		—	7.35	12/10/19
	42,857		—	2.59	11/21/18
	64,286		—	8.05	4/07/18
	50,000		—	8.05	4/18/17
	28,571		—	8.05	6/16/16
	42,857		—	5.53	5/17/15

John Y. Caloz	—	(1)	150,000	2.39	12/09/23
Chief Financial Officer and Treasurer	33,330	(1)	66,670	1.83	12/10/22
	19,045	(1)	9,526	2.17	12/11/21
	7,143		—	7.07	12/14/20
	17,857		—	7.35	12/10/19
	7,143		—	2.10	01/02/19
	7,143		—	2.59	11/21/18
	3,571		—	8.05	04/07/18
	3,571		—	8.05	12/06/17
	10,714		—	8.05	10/26/17

Daniel Levitt, M.D., Ph.D.	—	(3)	100,000	n/a	n/a
Executive Vice President and Chief	—	(1)	500,000	2.39	12/09/23
Medical Officer	46,751	(4)	—	n/a	n/a
	47,615	(1)	23,814	2.17	12/11/21
	35,714		—	7.07	12/14/20
	71,429		—	7.42	10/11/19

Benjamin S. Levin	—	(1)	300,000	2.39	12/09/23
General Counsel, Sr. Vice President — Legal	33,330	(1)	66,670	1.83	12/10/22
Affairs and Secretary	23,807	(1)	11,907	2.17	12/11/21
	14,286		—	7.07	12/14/20
	14,286		—	7.35	12/10/19
	14,286		—	2.59	11/21/18
	14,286		—	8.05	4/07/18
	14,286		—	8.05	4/18/17
	12,857		—	8.05	6/16/16
	21,429		—	5.53	5/17/15
	22,857		—	8.05	7/15/14

Scott Wieland, Ph.D.	—	(1)	150,000	2.39	12/09/23
Senior Vice President – Drug Development	33,330	(1)	66,670	1.83	12/10/22
	19,045	(1)	9,526	2.17	12/11/21
	14,286		—	7.07	12/14/20
	14,286		—	7.35	12/10/19
	4,286		—	3.99	7/01/18
	7,143		—	2.59	11/21/18
	14,286		—	8.05	4/18/17
	3,571		—	8.05	12/06/17
____________

(1)
These options vest in 36 equal monthly installments, subject to the option holder’s remaining in our continuous employ through such dates. If employment is terminated by us without “cause” (or, in the case of Mr. Kriegsman and Dr. Levitt, for “good reason”), unvested options will immediately vest in full.

(2)	The reported options with prices of $8.05 were re-priced to that exercise price on July 1, 2009.

(3)
Represents 100,000 shares of restricted stock, of which 50,000 shares will vest on June 30, 2014, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by us on each such date. These shares were awarded in December, 2013, but issued in January, 2014.

(4)
Represents restricted stock fully-vested at December 31, 2013. On December 31, 2012, Dr. Levitt was granted 100,000 of restricted stock. We reacquired 53,249 shares in order to satisfy income tax withholding obligations, as permitted under the agreement.

Employment Agreements and Potential Payment upon Termination or Change in Control

Employment Agreement with Steven A. Kriegsman

Mr. Kriegsman is employed as our Chief Executive Officer and President pursuant to a fourth amended and restated employment agreement dated as of May 10, 2012 that was to expire on December 31, 2015. On March 4, 2014, the employment agreement was amended to extend the expiration date by three years to December 31, 2018. The employment agreement will automatically renew following the expiration date for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.

In connection with the amendment to his employment agreement, we paid Mr. Kriegsman a cash bonus of $300,000.

Under his employment agreement as amended, Mr. Kriegsman is entitled to receive an annual base salary of $850,000. Our board of directors (or its Compensation Committee) will review the base salary annually and may increase (but not decrease) it in its sole discretion. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. Pursuant to his employment agreement with us, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and President and that he may continue to serve as Chairman of the Kriegsman Group only so long as necessary to complete certain current assignments.

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

Employment Agreement with Daniel Levitt, M.D., Ph.D.

Daniel Levitt is employed as our Executive Vice President and Chief Medical Officer pursuant to an employment agreement dated as of January 1, 2014 that is to expire on December 31, 2014. Dr. Levitt is entitled under his employment agreement to receive an annual base salary of $525,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion, but not to be less than $150,000. In the event we terminate Dr. Levitt’s employment without cause or Dr. Levitt resigns with good reason (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to one year’s salary under his employment agreement.

In connection with his new employment agreement, on January 1, 2014, we granted to Dr. Levitt 100,000 shares of CytRx Corporation restricted stock, of which 50,000 shares will vest on June 30, 2014, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by us on each such date.

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 1, 2014 that was to expire on December 31, 2014. On March 4, 2014, the employment agreement was amended to extend the expiration date for one year to December 31, 2015. Mr. Caloz is entitled under his employment agreement to receive an annual base salary of $350,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with Scott Wieland, Ph.D.

Scott Wieland is employed as our Senior Vice President — Drug Development pursuant to an employment agreement dated as of January 1, 2014 that was to expire on December 31, 2014. On March 4, 2014, the employment agreement was amended to extend the expiration date for one year to December 31, 2015. Dr. Wieland is paid an annual base salary of $350,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Dr. Wieland’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Benjamin S. Levin

Benjamin S. Levin is employed as our Senior Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement dated as of January 1, 2014 that was to expire on December 31, 2014. On March 4, 2014, the employment agreement was amended to extend the expiration date for one year to December 31, 2015. Mr. Levin is paid an annual base salary of $350,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Levin’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2013, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

             Termination Payments and Benefits

		Termination w/o Cause or, for Steven A. Kriegsman and Dr. Daniel Levitt, for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment(4)	2,000,000	2,000,000	2,000,000	2,000,000	—
President and Chief	Stock Options (1)	5,570,000	5,570,000	5,570,000	5,570,000	5,570,000
Executive Officer	Health Insurance (2)	80,200	80,200	80,200	80,200	80,200
	Life Insurance	13,700	13,700	—	13,700	—
	Bonus	300,000	300,000	300,000	300,000	—
	Tax Gross Up (3)	—	—	—	—	—
John Y. Caloz	Severance Payment(4)	175,000	350,000	—	—	—
Chief Financial Officer	Stock Options (1)	—	920,000	—	—	920,000
Daniel Levitt, M.D., Ph.D.	Severance Payment(4)	675,000	1,350,000	—	—	—
Executive Vice President	Stock Options (1)	—	2,040,000	—	—	2,040,000
and Chief Medical	Health Insurance	—	3,700	—	—	3,700
Officer
Benjamin S. Levin	Severance Payment(4)	175,000	350,000	—	—	—
General Counsel, Senior	Stock Options (1)	—	1,510,000	—	—	1,510,000
Vice President and
Secretary
Scott Wieland, Ph.D.	Severance Payment(4)	175,000	350,000	—	—	—
Senior Vice President –	Stock Options (1)	—	920,000	—	—	920,000
Drug Development
____________

(1)
Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2013, determined by the aggregate difference between the stock price as of December 31, 2013 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2013 for the family health benefits provided to Mr. Kriegsman for a period of two years.

(3)
Each of Mr. Kriegsman’s and Dr. Levitt’s employment agreements provides that if a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s or Dr. Levitt’s employment, respectively, is terminated by us without “cause” or by him for “good reason” (each as defined in their respective employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman or Dr. Levitt, respectively, resulting from the termination of their respective employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman or Dr. Levitt, respectively, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on each of Mr. Kriegsman’s and Dr. Levitt’s past compensation and the estimated payment that would result from a termination of employment following a change in control, we have estimated that a gross-up payment would not be required. “Good reason” as defined in each of Mr. Kriegsman’s and Dr. Levitt’s employment agreement includes any change in Mr. Kriegsman’s or Dr. Levitt’s duties or title, as applicable, that are inconsistent with their respective positions.

(4)	Severance payments are prescribed by our employment agreements with the named executive officers and represent a factor of their annual base compensation ranging from six months to two years.

Compensation of Directors

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors’ current compensation schedule has been in place since December 2013. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of stockholders. The annual retainer year period has been in place for directors since 2003. Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.

Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $12,500 for the Chairman of the Board, $5,000 for the Chairmen of the Audit Committee and Compensation Committee, and $1,500 for the Chairman of the Nomination and Governance Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee and Compensation Committee attended, and $1,000 for each meeting of the Nomination and Governance Committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee attended and an additional $2,500 for each meeting of the Audit Committee or the Compensation Committee attended. In December 2013, we also granted ten-year stock options to purchase 180,000 shares of our common stock to each non-employee director at an exercise price equal to the market value of our common stock on the date of grant. The options vested, in full, upon grant.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2013:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Max Link, Ph.D., Chairman	104,000	363,060	467,060
Marvin R. Selter, Vice Chairman	86,000	363,060	449,060
Louis Ignarro, Ph.D., Director	39,000	363,060	402,060
Joseph Rubinfeld, Ph.D., Director	62,000	363,060	425,060
Richard L. Wennekamp, Director	66,000	363,060	429,060
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

(3)
In December 2013, we granted stock options to purchase 180,000 shares of our common stock to each non-employee director at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value of $363,060 calculated in accordance with FASB ASC Topic 718. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2008 Long-Term Incentive Plan, which is described in Note 12 of the Notes to Consolidated Financial Statements.

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

On December 10, 2012, we entered into an amendment to our written consulting agreement with Dr. Rubinfeld, Ph.D. to provide for the one-time grant to Dr. Rubinfeld under our 2008 Plan of an option to purchase 30,000 shares of our common stock at an exercise price of $1.83 per share, which was equal to the market price of our common stock on the grant date. The option has a term of ten years and is fully vested. The fair grant date value of this option grant was $47,400.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 4, 2014 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 4, 2014 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 55,708,160 shares of our common stock outstanding as of March 4, 2014, excluding treasury shares. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Capital Ventures International (1)	3,250,000	5.8%
Gene Z. Salkind, M.D. (2)	3,493,116	6.3%
Scott Patterson, D.D.S. (3)	4,577,605	8.2%
Louis Ignarro, Ph.D.(4)	336,702	*
Steven A. Kriegsman(5)	1,550,655	2.8%
Max Link, Ph.D.(6)	361,886	*
Joseph Rubinfeld, Ph.D.(7)	403,571	*
Marvin R. Selter(8)	65,351	*
Richard L. Wennekamp(9)	340,281	*
Dan Levitt, M.D., Ph.D.(10)	379,287	*
John Y. Caloz (11)	145,015	*
Scott Wieland, Ph.D.(12)	141,189	*
Benjamin S. Levin(13)	160,977	*
All executive officers and directors as a group (ten persons)(14)	3,962,856	7.1%
__________

(1)
Capital Ventures International is a Cayman Islands company. Heights Capital Management, Inc. is a Delaware corporation and investment manager to Capital Ventures International. As such, Heights Capital Management, Inc. may exercise voting and dispositive powers over the shares shown and may be deemed to beneficially own such shares. The principal business addresses of Capital Ventures International and Heights Capital Management, Inc. are P.O. Box 897, Winward 1, Regalty Office Park, West Bay Road, Grand Cayman KY1-1103, Cayman Islands and 101 California Street, Suite 3250, San Francisco, California 94111, respectively.

(2)
Of the shares shown, Dr. Salkind has sole voting and dispositive power over 1,360,038 shares and shares voting and dispositive power with his wife, Catherine Salkind, over 2,133,078 shares. Mrs. Salkind may be deemed to beneficially own the shares shown. Dr. and Mrs. Salkind’s address is 1165 Wrack Road, Meadowbrook, Pennsylvania 19046.

(3)	Dr. Patterson’s address is 128 Spoonbill Court, Jupiter, Florida 33458-8879.

(4)	Includes 323,571 shares subject to options or warrants.

(5)	Includes 953,544 shares subject to options or warrants.

(6)	Includes 324,699 shares subject to options or warrants.

(7)	Includes 403,571 shares subject to options or warrants.

(8)	The shares shown are owned, of record, by the Selter Family Trust or Selter IRA Rollover.

(9)	Includes 323,571 shares subject to options or warrants.

(10)
Includes 218,250 shares subject to options or warrants and 100,000 restricted shares, of which 50,000 shares will vest on June 30, 2014, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by us on each such date.

(11)	Includes 140,473 shares subject to options or warrants.

(12)	Includes 141,189 shares subject to options or warrants.

(13)	Includes 234,122 shares subject to options or warrants.

(14)	Includes 3,062,990 shares subject to options or warrants.

Equity Compensation Plans

The information required is incorporated herein by reference to Item 5 of this Annual Report relating to our Equity Compensation Plans as set forth on page 30.

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

•
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

There were no related person transactions in 2013.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2013, 2012 and 2011.

Audit Fees

The fees for 2013 and 2012 from BDO for professional services rendered in connection with the audits of our annual consolidated financial statements and internal controls over financial reporting and reviews of our unaudited quarterly financial statements and Form S-3 registration statements were $391,730 and $376,300, respectively.

Tax Fees

The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $27,225 and $22,325 for 2013 and 2012, respectively.

All Other Fees

No other services were rendered by BDO in either 2013 or 2012.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2013 and 2012.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this 10-K:

(1) Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F- 24 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(2) Financial Statement Schedules

The following financial statement schedule is set forth on page F- 24 of this Annual Report.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(b)       Exhibits

See Exhibit Index on page 67 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit Number	Description	Footnote

1.1	Underwriting Agreement dated as of January 31, 2014 between CytRx Corporation and Jefferies LLC.	(w)

2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	(n)

3.1	Amended and Restated Certificate of Incorporation of CytRx Corporation, as amended	(x)

3.2	Certificate of Amendment of Restated Certificate of Incorporation	(y)

3.3	Restated By-Laws of CytRx Corporation	(a)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	(b)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	(e)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	(l)

4.4	Securities Purchase Agreement, dated July 24, 2009, between CytRx Corporation and the purchasers listed on the signature pages thereto	(p)

4.5	Form of Common Stock Purchase Warrant to be issued by CytRx Corporation to purchasers under the Securities Purchase Agreement, dated July 24, 2009	(p)

4.6	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated August 1, 2011	(r)

4.7	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated September 7, 2011	(s)

4.8	Restricted Stock Purchase Agreement dated January 1, 2014, between CytRx Corporation and Daniel Levitt, M.D., Ph.D.

10.1*	CytRx Corporation 2000 Long-Term Incentive Plan	(c)

10.2*	Amendment No. 1 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.3*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.4*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)

10.5*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)

10.6*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	(x)

10.7*	First Amendment to CytRx Corporation 2008 Stock Incentive Plan	(z)

10.8*	Second Amendment to CytRx Corporation 2008 Stock Incentive Plan	(aa)

10.9*	Third Amendment to CytRx Corporation 2008 Stock Incentive Plan	(bb)

10.10*	Fourth Amendment to CytRx Corporation 2008 Stock Incentive Plan	(cc)

10.11†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	(d)

10.12	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	(g)

10.13
Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000
(g)

10.14	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(j)

10.15†	NS-187 License Agreement dated December 28, 2005 between Innovive Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd.	(h)

10.16†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	(k)

10.17†	License Agreement dated December 6, 2006 between Innovive Pharmaceuticals, Inc. and TMRC Co., Ltd.	(m)

10.18†	License Agreement dated as of August 28, 2007 between Innovive Pharmaceuticals, Inc. and TMRC Co. Ltd.	(u)

10.19	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(o)

10.20	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(q)
10.21	Fourth Amendment to Office Lease dated February 10, 2014, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(dd)
10.22*	Employment Agreement dated January 1, 2013 between CytRx Corporation and Daniel Levitt, M.D., Ph.D.

10.23*	Employment Agreement dated January 1, 2013, between CytRx Corporation and Benjamin S. Levin

10.24*	Employment Agreement dated January 1, 2013, between CytRx Corporation and Scott Wieland

10.25*	Employment Agreement dated January 1, 2013, between CytRx Corporation and John Y. Caloz

10.26†	Asset Purchase Agreement dated May 13, 2011 by and between CytRx Corporation and Orphazyme ApS	(t)

10.27	Investment Banking Agreement dated February 14, 2012, between CytRx Corporation and Legend Securities, Inc.	(x)

10.28*	Fourth Amended and Restated Employment Agreement, dated May 10, 2012, by and between CytRx Corporation and Steven A. Kriegsman.	(ee)

10.29*	Amendment No. 1 to Employment Agreement by and between CytRx Corporation and Scott Wieland, dated March 4, 2014

10.30*	Amendment No. 1 to Employment Agreement by and between CytRx Corporation and Benjamin S. Levin, dated March 4, 2014

10.31*	Amendment No. 1 to Employment Agreement, by and between CytRx Corporation and John Y. Caloz, dated March 4, 2014

10.32*	Amendment No. 1 to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 4, 2014

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
* Indicates a management contract or compensatory plan or arrangement.

† Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2008 (File No. 000-15327)

(b)	Incorporated by reference to the Registrant’s 8-K filed on April 17, 1997 (File No. 000-15327)

(c)	Incorporated by reference to the Registrant’s Form 10-K filed on March 27, 2001 (File No. 000-15327)

(d)	Incorporated by reference to the Registrant’s Form 8-K filed on December 21, 2001 (File No. 000-15327)

(e)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2002 (File No. 000-15327)

(f)	Incorporated by reference to the Registrant’s Proxy Statement filed June 11, 2002 (File No. 000-15327)

(g)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004 (File No. 000-15327)

(h)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) Form 10 filed on April 20, 2006

(i)	Incorporated by reference to the Registrant’s 10-Q filed on August 15, 2005 (File No. 000-15327)

(j)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005 (File No. 000-15327)

(k)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-Q filed on November 14, 2006 (File No. 000-51534)

(l)	Incorporated by reference to the Registrant’s 10-K filed on April 2, 2007 (File No. 000-15327)

(m)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-K filed on March 21, 2007 (File No. 000-51534)

(n)	Incorporated by reference to the Registrant’s 8-K filed on June 9, 2008 (File No. 000-15327)

(o)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2009 (File No. 000-15327)

(p)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2009 (File No. 000-15327)

(q)	Incorporated by reference to the Registrant’s 8-K filed on December 4, 2009 (File No. 000-15327)

(r)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2011 (File No. 000-15327)

(s)	Incorporated by reference to the Registrant’s 8-K filed on September 13, 2011 (File No. 000-15327)

(t)	Incorporated by reference to the Registrant’s 10-Q filed on August 9, 2011 (File No. 000-15327)

(u)	Incorporated by reference to the Quarterly Report on Form 10-Q of CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) filed on November 14, 2007 (File No. 000-51534)

(v)	Incorporated by reference to the Registrant’s 10-K filed on July 26, 2011 (File No. 000-15327)

(w)	Incorporated by reference to the Registrant’s 8-K filed on January 31, 2014 (File No. 000-15327)

(x)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2012 (File No. 000-15327)

(y)	Incorporated by reference to the Registrant’s 8-K filed on May 15, 2012 (File No. 000-15327)

(z)	Incorporated by reference to Annex B of the Registrant’s Proxy Statement filed April 2, 2012 (File No. 000-15327)

(aa)	Incorporated by reference to Annex C of the Registrant’s Proxy Statement filed April 2, 2012 (File No. 000-15327)

(bb)	Incorporated by reference to Annex A of the Registrant’s Proxy Statement filed May 17, 2013 (File No. 000-15327)

(cc)	Incorporated by reference to Annex B of the Registrant’s Proxy Statement filed May 17, 2013 (File No. 000-15327)

(dd)	Incorporated by reference to the Registrant’s 8-K filed on February 13, 2014 (File No. 000-15327)

(ee)	Incorporated by reference to the Registrant's 8-K filed on October 19, 2012 (File No. 000-15327)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 4, 2014	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN A. KRIEGSMAN	Director, President and Chief Executive Officer	March 4, 2014
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 4, 2014
John Y. Caloz	(Principal Financial and Accounting Officer)

/s/ MAX LINK	Chairman of the Board	March 4, 2014
Max Link, Ph.D.

/s/ MARVIN R. SELTER	Vice-Chairman of the Board	March 4, 2014
Marvin R. Selter

/s/ LOUIS IGNARRO	Director	March 4, 2014
Louis Ignarro, Ph.D.

/s/ JOSEPH RUBINFELD	Director	March 4, 2014
Joseph Rubinfeld, Ph.D.

/s/ RICHARD L. WENNEKAMP	Director	March 4, 2014
Richard L. Wennekamp

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CYTRX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$11,483,112	$14,344,088
Short-term investments	27,084,980	24,000,000
Receivables	117,527	109,802
Interest receivable	8,464	26,517
Prepaid expenses and other current assets	2,329,742	1,212,041
Total current assets	41,023,825	39,692,448
Equipment and furnishings, net	175,452	253,277
Goodwill	183,780	183,780
Other assets	116,998	102,271
Total assets	$41,500,055	$40,231,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,853,531	$3,060,516
Accrued expenses and other current liabilities	2,802,833	3,033,189
Warrant liabilities	24,182,324	3,972,230
Total current liabilities	30,838,688	10,065,935
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 42,116,964 and 30,607,916 shares issued and outstanding at December 31, 2013 and 2012, respectively	42,118	30,608
Additional paid-in capital	289,426,100	261,318,638
Treasury stock, at cost (143,796 shares and 90,546 at December 31, 2013 and 2012, respectively)	(2,417,247)	(2,279,238)
Accumulated deficit	(276,389,604)	(228,904,167)
Total stockholders’ equity	10,661,367	30,165,841
Total liabilities and stockholders’ equity	$41,500,055	$40,231,776

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenue:
Licensing revenue	$300,000	$100,000	$250,000

Expenses:
Research and development	17,500,469	12,684,793	15,491,301
General and administrative	10,273,576	8,353,330	7,317,169
Depreciation and amortization	120,399	113,936	95,517
	27,894,444	21,152,059	22,903,987
Loss before other income	(27,594,444)	(21,052,059)	(22,653,987)
Other income (loss):
Interest income	137,676	131,666	207,217
Other income, net	183,025	191,416	205,194
Gain (loss) on warrant liability	(20,210,094)	2,766,704	7,915,027

Loss before provision for income taxes	(47,483,837)	(17,962,273)	(14,326,549)
Income tax expense	(1,600)	(1,600)	(97,996)
Net loss	$(47,485,437)	$(17,963,873)	$(14,424,545)
Basic and diluted loss per share	$(1.44)	$(0.78)	$(0.80)
Basic weighted average shares outstanding	32,891,202	22,973,905	17,935,895
Diluted weighted average shares outstanding	32,891,202	22,973,905	17,935,895

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2010	15,699,835	$15,700	$229,347,262	$(196,515,749)	$(2,279,238)	$30,567,975
Issuance of stock options/warrants for compensation and services	—	—	1,387,701	—	—	1,387,701
Common stock and warrants issued in connection with a public offering	5,600,000	5,600	6,717,339	—	—	6,722,939
Options and warrants exercised	2,492	3	(3)	—	—	—
Net loss	—	—	—	(14,424,545)	—	(14,424,545)
Balance at December 31, 2011	21,302,327	$21,303	$237,452,299	$(210,940,294)	$(2,279,238)	$24,254,070
Issuance of stock options/warrants for compensation and services	—	—	2,391,018	—	—	2,391,018
Common stock issued in connection with a public offering	9,200,000	9,200	21,467,615	—	—	21,476,815
Issuance of restricted stock for compensation	100,000	100	511	—	—	611
Options and warrants exercised	5,589	5	7,195	—	—	7,200
Net loss	—	—	—	(17,963,873)	—	(17,963,873)
Balance at December 31, 2012	30,607,916	$30,608	$261,318,638	$(228,904,167)	$(2,279,238)	$30,165,841
Issuance of stock options/warrants for compensation and services	—	—	3,798,717	—	—	3,798,717
Common stock issued in connection with a public offering	11,500,000	11,500	24,083,030	—	—	24,094,530
Options and warrants exercised	9,048	10	39,326	—	—	39,336
Restricted stock			186,389			186,389
Repurchase of common stock for treasury					(138,009)	(138,009)
Net loss	—	—	—	(47,485,437)	—	(47,485,437)
Balance at December 31, 2013	42,116,964	$42,118	$289,426,100	$(276,389,604)	$(2,417,247)	$10,661,367

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(47,485,437)	$(17,963,873)	$(14,424,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,399	113,936	95,517
Loss on retirement of equipment and furnishings	2,595	42,267	10,206
Gain (loss) on warrant liability	20,210,094	(2,766,704)	(7,915,027)
Foreign exchange (gain) loss	(118,438)	—	17,834
Stock-based compensation expense	3,985,106	2,391,529	1,436,840
Changes in assets and liabilities:
Receivable	(835)	65,902	83,302
Interest receivable	18,053	14,758	76,349
Income taxes recoverable	—	—	519,158
Prepaid expenses and other current assets	(1,132,428)	(173,245)	277,232
Accounts payable	789,655	984,547	1,046,539
Accrued expenses and other current liabilities	(139,747)	(1,753,767)	2,105,212
Total adjustments	23,734,454	(1,080,777)	(2,246,838)
Net cash used in operating activities	(23,750,983)	(19,044,650)	(16,671,383)

Cash flows from investing activities:
Proceeds from matured short-term investments	24,000,000	23,125,442	25,644,481
Purchase of short-term investments	(27,084,980)	(29,067,770)	(23,134,292)
Proceeds from sale of affiliate’s shares	—	—	6,938,603
Purchases of equipment and furnishings	(41,809)	(141,639)	(52,868)
Net cash provided by (used in) investing activities	(3,126,789)	(6,083,967)	9,395,924

Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of fees	24,094,530	21,476,815	18,939,619
Proceeds from issuance of restricted stock to employee	—	100	—
Repurchase of Company’s own stock for treasury	(117,070)	—	—
Net proceeds from exercise of stock options and warrants	39,336	7,200	—
Net cash provided by financing activities	24,016,796	21,484,115	18,939,619

Net increase (decrease) in cash and cash equivalents	(2,860,976)	(3,644,502)	11,664,160
Cash and cash equivalents at beginning of year	14,344,088	17,988,590	6,324,430
Cash and cash equivalents at end of year	$11,483,112	$14,344,088	$17,988,590

Supplemental disclosures of non-cash financing activities:
Warrants issued in connection with financing	$—	$—	$12,216,680
Repurchase of Company’s own stock for treasury	$27,829	$—	$—
Equipment and furnishings purchased but not paid	$3,360	$1,506	$—

Supplemental disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$25,750	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology. The Company currently is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin. CytRx recently reported positive top-line results from its global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, has completed a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors, and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors. CytRx plans to initiate under a Special Protocol Assessment, or “SPA,” granted by the U.S. Food and Drug Administration, or the “FDA,” a pivotal Phase 3 global trial of aldoxorubicin as a therapy for patients with soft tissue sarcoma whose tumors have progressed following treatment with chemotherapy. The Company also has initiated Phase 2 clinical trials with aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and AIDS-related Kaposi’s sarcoma. CytRx plans to expand its pipeline of oncology candidates based on a linker platform technology that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites. The Company also has rights to two additional drug candidates, tamibarotene and bafetinib. CytRx has completed its evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (“B-CLL”), and plans to seek a partner for further development of bafetinib. The Company ceased its Phase 2b clinical trial of tamibarotene in patients with non-small-cell lung cancer after it failed to show efficacy.

At December 31, 2013, the Company had cash and cash equivalents of approximately $11.5 million and short-term investments of $27.1 million. Management believes that the Company’s current cash on hand together with its short-term investments, which additionally includes approximately $80.5 million of net proceeds received from the Company’s underwritten public offering on February 5, 2014, will be sufficient to fund its operations for the foreseeable future. The estimate is based, in part, upon the Company’s currently projected expenditures for 2014 of approximately $39.9 million (unaudited), which includes approximately $28.0 million (unaudited) for its clinical programs for aldoxorubicin, approximately $1.5 million (unaudited) for pre-clinical development of new albumin-binding cancer drugs, approximately $3.1 million (unaudited) for general operation of its clinical programs, and approximately $7.3 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying Consolidated Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of CytRx Corporation and its wholly-owned subsidiaries.

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

Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board (“FASB”) Accounting Classification Standards (“ASC”) ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC 605-25”). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and the Company has no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.

Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence or an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Once all conditions of the grant are met and no contingencies remain outstanding, the revenue is recognized as grant fee revenue and an earned but unbilled revenue receivable is recorded. There are no grant revenues earned for 2013, 2012 and 2011.

Other Income — The Company realized other income of $0.2 million in 2013, resulting from foreign exchange gains, and other income of $0.1 million in each of 2012 and 2011 on the sub-lease of its New York City rental property inherited on the acquisition of Innovive Pharmaceuticals in 2008. The sub-lease expired in August 2012 and was not renewed.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Short-term Investments — Investment securities held by the Company and expected to mature within 12 months are classified as available for sale.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There are no impairment losses recognized in each of 2013, 2012 and 2011.

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

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$10,281	$—	$—	$10,281
Short-term investments	27,085	—	—	27,085
Warrant liabilities	—	—	(24,182)	(24,182)

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$13,188	$—	$—	$13,188
Short-term investments	24,000	—	—	24,000
Warrant liabilities	—	—	(3,972)	(3,972)

The changes in carrying amounts of warrant liabilities for the year ended December 31, 2013 and 2012, were as follows:

(In thousands)	2013	2012
Beginning balance	3,972	6,739
Net changes in valuation	20,210	(2,767)
Ending balance	24,182	3,972

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

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including finite lived intangible assets, for impairment if an event occurs that might reduce the fair value of such assets below their carrying values. The Company performs an impairment test of goodwill annually and whenever events or changes in circumstances indicating that the carrying amount may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

Patents and Patent Application Costs — Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred.

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 14.7 million, 11.0 million and 8.2 million shares at December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

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

Shares Reserved for Future Issuance — As of December 31, 2013, the Company has reserved approximately 4.4 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.

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

Research and Development Expenses — Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses and drugs, that are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in its products is expensed as incurred until technological feasibility has been established.

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

Income Taxes — The Company accounts for income taxes in accordance with the provisions of FASB ASC 740-10, Income Taxes, (“ASC 740”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, the Company determines whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the Company’s assumptions or changes in its assumptions in future periods are recorded in the period they become known. The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expenses.

Concentrations of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company’s investment policy disallows investment in any debt securities rated less than “investment-grade” by national ratings services. The Company has not experienced any losses on its deposits of cash or cash equivalent or its short-term investments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the accrual for research and development expenses, the basis for the classification of  estimated income taxes and the estimate of expense arising from the common stock options granted to employees and non-employees. Actual results could materially differ from those estimates.

Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the accrual for research and development expenses, the basis for the classification of  estimated income taxes and the estimate of expense arising from the common stock options and warrants granted to employees and non-employees. Actual results could materially differ from those estimates.

3. Receivables

At December 31, 2013 and 2012, the Company had a receivable of $0.1 million and $0.1 million, respectively, primarily related to annual licensing fees due to the Company. Due to the likelihood of the collectability of the accounts receivable, no allowance was recorded.

4. Prepaid and Other Assets

At December 31, 2013 and 2012, the Company had $2.3 million and $1.2 million, respectively, of prepaid and other current assets, which consist primarily of deposits on contracts for research and development, prepaid insurance and leases for its facility.

5. Short-term Investments

The Company held $27.1 million of short-term investments at December 31, 2013. The Company has classified these investments as available for sale. These investments are comprised of federally insured certificates of deposit and these certificates of deposit accounts detailed as follows: $10.0 million with a maturity date of April 24, 2014, $12.1 million with a maturity date of May 1, 2014, and $5.0 million with a maturity date of October 30, 2014. At December 31, 2012, the Company held $24.0 million of short-term investments, which have since matured.

6. Equipment and Furnishings

Equipment and furnishings at December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Equipment and furnishings	$513	$483
Less — accumulated depreciation	(338)	(230)
Equipment and furnishings, net	175	253

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 were $120,399, $113,936 and $95,517, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2013 and 2012 are summarized below (in thousands).

	2013	2012
Professional fees	$316	$340
Research and development costs	2,004	2,340
Wages, bonuses and employee benefits	349	282
Other	134	71
Total	$2,803	$3,033

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

	Year Ended December 31,
	2013	2012	2011

Risk-free interest rate	0.13% - 0.58%	0.25% - 0.45%	0.36% - 0.83%
Expected dividend yield	0%	0%	0%
Expected lives	0.95 – 2.59	1.95 – 3.59	0.96 – 4.59
Expected volatility	83.4% - 95.3%	72.6% - 76.0%	75.0% - 89.8%
Warrants classified as liabilities (in shares)	6,984,716	6,984,716	7,115,447
(Loss) Gain on warrant liabilities	$(20,210,094)	$2,766,704	$7,915,027

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

CytRx’s current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)	Employment Agreements (2)	Subtotal	Research and Development (3)	Total
2014	$337	$2,575	$2,912	$8,490	$11,402
2015	258	850	1,108	2,106	3,214
2016	228	—	228	943	1,171
2017	255	—	255	681	936
2018	262	—	262	—	262
Thereafter	302	—	302	—	302
Total	$1,642	$3,425	$5,067	$12,220	$17,287
____________

(1)
Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors. The Company recognized lease expenses of $315,134, $324,536 and $321,782 in 2013, 2012 and 2011, respectively.

(2)
Employment agreements include management contracts which have been revised from time to time. The employment agreement for the Company’s President and Chief Executive Officer provides for a minimum salary level, which is adjusted annually at the discretion of the Company’s Compensation Committee, as well as for minimum bonuses that are payable. New employment agreements for the Company’s other executive officers are usually entered into annually.

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

10. Equity Transactions

On October 15, 2013, the Company completed a $25.9 million underwritten public offering, in which it sold and issued 11.5 million shares of common stock at a price of $2.25 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $24.1 million.

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

11. Investment in ADVENTRX Pharmaceuticals

On April 8, 2011, ADVENTRX Pharmaceuticals completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of ADVENTRX, which it sold on October 11, 2011 for $112,200, and on June 6, 2012, the Company received an additional 38,196 shares of common stock of ADVENTRX that had been held in an escrow established in connection with the acquisition, which it sold for $17,900. If all of the development milestones under the acquisition agreement were to be achieved, the Company also would be entitled to receive up to 2.9 million additional ADVENTRX shares. At the time of the sales, the Company’s interest in SynthRx had a zero carrying value.

12. Stock Options and Warrants

Stock Options

The Company has a 2000 Long-Term Incentive Plan under which 1.4 million shares of common stock were originally reserved for issuance. As of December 31, 2013, there were approximately 0.8 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance. The number of shares reserved for issuance under the 2008 Plan was then fixed at 5.0 million shares, after giving effect to the 1-for-7 reverse stock split implemented on May 15, 2012, and then fixed at 10.0 million shares by an amendment to this plan approved by the stockholders at the 2013 Annual Meeting of Stockholders. As of December 31, 2013, there were 5.6 million shares subject to outstanding stock options and 4.4 million shares available for future grant under this plan.

The Company follows the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.91% - 2.79%	0.83% - 1.78%	1.23%
Expected volatility	85% - 89%	0% - 82%	89%
Expected lives (years)	6 - 10	6 - 10	6 - 10
Expected dividend yield	0.00%	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2013, 2012 and 2011, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the year ended December 31, 2013, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors; for the year ended December 31, 2012, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors; and for the year ended December 31, 2011, the Company estimated an annualized forfeiture rate of 13% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2013, there remained approximately $4.3 million of unrecognized compensation expense related to unvested stock options granted to current and former employees and directors, to be recognized as expense over a weighted-average period of 1.36 years. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options			Weighted Average Exercise Price
	2013	2012	2011	2013	2012	2011
Outstanding — beginning of year	3,240,850	1,763,923	1,268,209	$4.08	$6.01	$7.49
Granted	3,323,176	1,541,002	499,286	2.43	1.86	2.38
Exercised	(476)	(1,071)	—	1.93	2.80	—
Forfeited	(127,812)	(63,004)	(3,572)	3.09	3.89	6.93
Expired	(207,145)	—	—	9.59	—	—
Outstanding — end of year	6,228,593	3,240,850	1,763,923	3.11	4.08	6.01
Exercisable at end of year	3,125,720	1,918,461	1,070,419	$3.86	$3.69	$7.49
Weighted average fair value of stock options granted during the year:	$1.82	$1.44	$1.75

A summary of the activity for unvested employee stock options as of December 31, and changes during the year is presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2013	2012	2011	2013	2012	2011
Nonvested at January 1,	1,322,389	693,504	453,645	$1.57	$2.81	$5.25
Granted	3,323,176	1,541,002	499,286	1.82	1.44	1.75
Vested	(1,450,404)	(849,113)	(255,855)	2.46	3.69	4.90
Pre-vested forfeitures or expired	(92,288)	(63,004)	(3,572)	2.15	2.97	6.93
Nonvested at December 31,	3,102,873	1,322,389	693,504	$1.66	$1.57	$2.81

For stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 505-50.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.

The Company recorded $40,000, $0 and $31,000 of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2013, 2012 and 2011, respectively.

At December 31, 2013, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company’s non-employee stock option activity:

	Stock Options			Weighted Average Exercise Price
	2013	2012	2011	2013	2012	2011
Outstanding — beginning of year	142,143	143,572	142,143	$6.20	$6.17	$6.30
Granted	25,000	—	1,429	2.79	—	2.94
Exercised	—	(1,429)	—	—	2.94	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding — end of year	167,143	142,143	143,572	5.69	6.20	6.17
Exercisable at end of year	167,143	133,215	125,714	$5.69	$6.10	$5.95
Weighted average fair value of stock options granted during the year:	$1.98	$—	$2.94

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2013	2012	2011
Risk-free interest rate	2.05%	—	2.77%
Expected volatility	84.8%	—	70%
Expected lives (years)	10	—	10
Expected dividend yield	0%	—	0%

A summary of the activity for nonvested, non-employee stock options as of December 31, and changes during the years are presented below:

	Stock Options			Weighted Average Grant Date Fair Value per Share
	2013	2012	2011	2013	2012	2011
Nonvested at January 1,	8,929	17,857	41,066	$19.95	$19.95	$13.86
Granted	25,000	—	1,429	1.98	—	0.81
Vested	(33,929)	(8,928)	(24,638)	6.71	19.95	8.61
Pre-vested forfeitures	—	—	—	—	—	—
Nonvested at December 31,	0	8,929	17,857	—	$19.95	$19.95

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2013:

Range of Exercise Prices	Number of Options	Weighted Average RemainingContractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.83 — 2.50	5,130,056	9.45	$2.21	2,102,373	9.45	$2.14
$2.51 — 3.50	194,482	6.93	2.79	151,625	6.93	2.69
$3.51 — 8.00	692,701	5.69	6.67	660,368	5.69	6.75
$8.01 — 32.55	378,497	3.13	8.86	378,497	3.13	8.86

	6,395,736	8.59	$3.11	3,292,863	8.59	$3.86

The aggregate intrinsic value of outstanding options and options vested as of December 31, 2013 and the options exercised during 2013 were $13.0 million, $5.8 million and $0, respectively, which represent options whose exercise price was less than the closing fair market value of the Company’s common stock on December 31, 2013 of $6.27.

Restricted Stock

In December 2013, the Company awarded to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, of which 50,000 shares will vest on June 30, 2014, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by the Company on each such date. Those restricted shares were issued pursuant to an agreement dated January 1, 2014. The Company also granted to Dr. Levitt 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan on December 31, 2012, which shares have now fully vested. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $627,000, and the fair value of the restricted shares granted on December 31, 2012 was $186,900.

Warrants

In August 2013, we issued a warrant to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share in connection with a financial advisory arrangement. In November 2013, we issued two warrants, each to purchase 125,000 shares of our common stock, at exercise prices of $3.00 and $3.75 per share, respectively, in connection with financial advisory arrangements.

Warrants issued in connection with the Company’s July 2009 and August 2011 financings are classified as liabilities as opposed to equity due to their settlement terms. For 2013, 2012 and 2011, 6,984,716 shares, 6,984,716 shares and 7,115,447 shares, respectively, were underlying such warrants. See Note 8 – Warrant Liabilities.

All other warrants issued by the Company other than warrants issued in connection with its July 2009 and August 2011 financings are classified as equity; the fair value of the warrants was recorded as additional paid-in capital and no further adjustments are made.

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants			Weighted Average Exercise Price
	2013	2012	2011	2013	2012	2011
Outstanding — beginning of year	7,518,113	7,397,415	1,294,639	$5.09	$5.32	$10.29
Granted	816,667	285,716	6,440,000	2.80	2.06	4.48
Exercised	(8,572)	(5,714)	—	4.48	1.89	5.32
Forfeited	—	(28,571)	—	—	1.89	—
Expired	(1,599)	(130,733)	(337,224)	14.99	11.90	8.68
Outstanding — end of year	8,324,609	7,518,113	7,397,415	4.86	5.09	5.32
Exercisable at end of year	7,924,609	7,452,396	7,396,701	$4.98	$5.11	$5.31
Weighted average fair value of warrants granted during the year:	$1.31	$1.22	$2.42

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2013:

	Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$1.82 — 2.50	860,003	3.26	$2.29	460,003	$2.11
$2.51 — 5.50	6,805,285	2.57	4.43	6,805,285	4.43
$5.51 — 11.50	23,172	0.04	6.12	23,172	6.12
$11.51 — 24.50	636,149	0.82	12.89	636,149	12.89
	8,324,609	2.50	$4.86	7,924,609	$4.98

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

15. Income Taxes

At December 31, 2013, the Company had federal and state net operating loss carryforwards of $191.9 million and $112.4 million, respectively, available to offset against future taxable income, which expire in 2018 through 2033.

As a result of a change in-control that occurred in the CytRx shareholder base in July 2002, approximately $10.1 million in federal net operating loss carryforwards became limited in their availability to $4.0 million in total or $363,000 annually. Management currently believes that the remaining $164.9 million in federal net operating loss carryforwards, and the $112.4 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2013, CytRx also had research and development and alternative minimum tax credits for federal and state purposes of approximately $9.9 million and $13.5 million, respectively, available for offset against future income taxes, which expire in 2022 through 2033. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$69,989	$60,184
Tax credit carryforwards	18,816	15,514
Equipment, furnishings and other	11,313	9,822

Total deferred tax assets	100,118	85,520
Deferred tax liabilities	(92)	(100)
Net deferred tax assets	100,026	85,420
Valuation allowance	(100,026)	(85,420)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2013 and 2012 was $14.6 million and $14.1 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Federal benefit at statutory rate	$(16,145)	$(6,107)	$(4,996)
State income taxes, net of Federal taxes	(1,517)	(745)	(857)
State credits	(787)	(1,555)
Warrant liabilities	6,871	941
Other permanent differences	14	(23)	6
Provision related to change in valuation allowance	14,606	14,069	16,235
Other, net	(3,040)	(6,578)	(10,290)
	$2	$2	$98

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2013.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the date of adoption of ASC 740 and the year ended December 31, 2013, the tax returns for 2009 through 2013 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2013, 2012 and 2011, the Company had accrued no interest or penalties related to uncertain tax positions.

16. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2013 and 2012 is as follows (in thousands, except per share data):
	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013
Total revenues	$—	$200	$—	$100
Net loss	(6,864)	(3,423)	(9,980)	(27,218)
Net loss applicable to common stockholders	$(6,864)	$(3,423)	$(9,980)	$(27,218)
Basic and diluted loss per share applicable to common stock	$(0.23)	$(0.11)	$(0.33)	$(0.68)

2012
Total revenues	$—	$—	$—	$100
Net income (loss)	(10,135)	(13,262)	1,584	3,849
Net income (loss) applicable to common stockholders	$(10,135)	$(13,262)	$1,584	$3,849
Basic and diluted income (loss) per share applicable to common stock	$(0.49)	$(0.63)	$0.07	$0.14

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.

17. Subsequent Events

On February 5, 2014, the Company completed an $86.0 million underwritten public offering, in which it sold and issued 13.2 million shares of common stock at a price of $6.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $80.5 million. Immediately after the sale, the Company had approximately 55.3 million shares of common stock outstanding, without giving effect to the possible exercise of any of the Company’s outstanding warrants or stock options.

The following selected pro forma balance sheet data is derived from our balance sheet as of December 31, 2013 and gives retroactive effect to the completion of the underwritten offering, but does not give effect to other events that occurred since December 31, 2013 and thus may not be indicative of our current financial condition. The information should be read in conjunction with our balance sheet as of December 31, 2013 and related notes.

	Actual as of December 31, 2013	Adjustments Related to February 2014 Equity Financing (unaudited)	Pro Forma as of December 31, 2013 (unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,483,112	$80,534,750	$92,017,862
Short-term investments	27,084,980	—	27,084,980
Prepaid and other current assets	2,455,733	—	2,455,733
Total current assets	41,023,825	80,534,750	121,558,575
Non-current assets	476,230	—	476,230
Total assets	$41,500,055	$80,534,750	$122,034,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$30,838,688	$—	$30,838,688

Stockholders’ equity:

Common stock	$42,118	$13,225	$55,343
Additional paid-in-capital	289,426,100	80,521,525	369,947,625
Treasury stock	(2,417,247)	—	(2,417,247)
Accumulated deficit	(276,389,604)	—	(276,389,604)
Total stockholders’ equity	10,661,367	80,534,750	91,196,117
Total liabilities and stockholders’ equity	$41,500,055	$80,534,750	$122,034,805

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of CytRx Corporation (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15a(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2013 and 2012, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytRx Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited CytRx Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CytRx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 4, 2014

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2013	$85,420,000	$—	$14,606,000	$—	$100,026,000
Year ended December 31, 2012	$71,351,000	$—	$14,069,000	$—	$85,420,000
Year ended December 31, 2011	$55,116,000	$—	$16,235,000	$—	$71,351,000