Form 10-Q
period 2014-03-31
CYTRX CORP
filed 2014-05-01
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of April 30, 2014: 55,776,523 shares, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$62,028,328	$11,483,112
Short-term investments	50,584,980	27,084,980
Receivables	31,767	117,527
Interest receivable	27,775	8,464
Prepaid expenses and other current assets	1,725,893	2,329,742
Total current assets	114,398,743	41,023,825
Equipment and furnishings, net	156,958	175,452
Goodwill	183,780	183,780
Other assets	99,008	116,998
Total assets	$114,838,489	$41,500,055
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$4,271,182	$3,853,531
Accrued expenses and other current liabilities	3,047,388	2,802,833
Warrant liabilities	9,479,420	24,182,324
Total current liabilities	16,797,990	30,838,688

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 55,920,319 shares issued and outstanding at March 31, 2014; 42,116,964 shares issued and outstanding at December 31, 2013	55,922	42,118
Additional paid-in capital	372,126,910	289,426,100
Treasury stock, at cost (143,796 shares at March 31, 2014 and December 31, 2013)	(2,417,247)	(2,417,247)
Accumulated deficit	(271,725,086)	(276,389,604)
Total stockholders’ equity	98,040,499	10,661,367
Total liabilities and stockholders’ equity	$114,838,489	$41,500,055

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
License revenue	$—	$—

Expenses:
Research and development	6,987,848	3,188,759
General and administrative	3,131,074	1,817,325
	10,118,922	5,006,084

Loss before other income (loss)	(10,118,922)	(5,006,084)

Other income (loss):
Interest income	70,638	40,258
Other income, net	9,898	196,937
Gain (loss) on warrant derivative liabilities	14,702,904	(2,095,220)

Net income (loss)	$4,664,518	$(6,864,109)

Basic net income (loss) per share	$0.09	$(0.23)

Basic weighted-average shares outstanding	50,314,719	30,417,370

Diluted net income (loss) per share	$0.08	$(0.23)

Diluted weighted-average shares outstanding	55,727,056	30,417,370

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,664,518	$(6,864,109)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,659	29,539
Stock compensation and warrant expense	1,750,222	308,008
Fair value adjustment on warrant liabilities	(14,702,904)	2,095,220
Net foreign exchange (gain) loss	177	(132,244)
Income from receipt of Mast Therapeutics, Inc. shares	—	(62,945)
Changes in assets and liabilities:
Receivables	85,760	99,508
Interest receivable	(19,311)	(13,651)
Prepaid expenses and other current assets	621,839	(250,057)
Accounts payable	410,109	(1,210,009)
Accrued expenses and other current liabilities	244,378	88,767
Net cash used in operating activities	(6,912,553)	(5,911,973)

Cash flows from investing activities:
(Purchase of)/ Proceeds from sale of short-term investments	(23,500,000)	3,000,000
Purchases of equipment and furnishings	(6,623)	(2,444)
Net cash provided by (used in) investing activities	(23,506,623)	2,997,556

Cash flows from financing activities: Net proceeds from public offering	80,535,401	—
Proceeds from issuance of restricted stock to employee	100	—
Net proceeds from exercise of warrants	428,891	—
Net cash provided by financing activities	80,964,392	—

Net increase (decrease) in cash and cash equivalents	50,545,216	(2,914,417)
Cash and cash equivalents at beginning of period	11,483,112	14,344,088
Cash and cash equivalents at end of period	$62,028,328	$11,429,671

Supplemental disclosure of cash flow information:

Equipment and furnishings purchased on credit	$7,542	$793

Cashless warrant exercises	$133	—

Cash paid for income taxes	$3,151	$1,600

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology. The Company currently is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin. CytRx has reported positive top-line results from its global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, has completed a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors, and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors. CytRx also has initiated under a Special Protocol Assessment, or “SPA,” granted by the U.S. Food and Drug Administration, or the “FDA,” a pivotal Phase 3 global trial of aldoxorubicin as a therapy for patients with soft tissue sarcoma whose tumors have progressed following treatment with chemotherapy. The Company has initiated Phase 2 clinical trials with aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and AIDS-related Kaposi’s sarcoma. CytRx is opening a research and development laboratory in Freiberg, Germany to expand its pipeline of oncology candidates based on a linker platform technology that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites. The Company also has rights to two additional drug candidates, tamibarotene and bafetinib. CytRx has completed its evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (“B-CLL”), and plans to seek a partner for further development of bafetinib. The Company ceased its Phase 2b clinical trial of tamibarotene in patients with non-small-cell lung cancer after it failed to show efficacy.

The accompanying condensed financial statements at March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2013 have been derived from the Company’s audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.  Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on our financial statements, or simply do not apply to our operations.

3.  Short-term Investments

The Company held $50.6 million of short-term investments at March 31, 2014, as compared to $27.1 million at December 31, 2013.  The Company has classified these investments as available for sale.  These investments are federally insured certificates of deposit and are detailed as follows: $10.0 million with a maturity date of April 24, 2014; $12.1 million with a maturity date of May 1, 2014; $11.5 million with a maturity date of August 28, 2014; $5.0 million with a maturity date of October 30, 2014; and $12.0 million with a maturity date of February 26, 2015.

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

5. Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net income (loss) per share in the future, and which were excluded from the computation of diluted income (loss) per share, totaled 9.2 million shares for the three-month period ended March 31, 2014, and 11.0 million for the three-month period ended March 31, 2013.

6. Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liabilities. The Company recognized a gain of $14.7 million and a loss of $2.1 million for the three-month periods ended March 31, 2014 and 2013, respectively. The following reflects the weighted-average assumptions for each of the three-month periods indicated:

	Three Months Ended March 31,
	2014	2013

Risk-free interest rate	0.63%	0.45%
Expected dividend yield	0%	0%
Expected lives	2.21	3.21
Expected volatility	85.7%	69.0%
Warrants classified as liabilities (in shares)	6,984,716	6,984,716
Gain (loss) on warrant liabilities	$14,702,904	$(2,095,220)

The dividend yield assumption of zero is based upon the fact that the Company has never paid and presently has no intention of paying cash dividends. The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rates in effect at March 31 of each year presented. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.

7.  Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan.  As of March 31, 2014, there were approximately 0.8 million shares subject to outstanding stock options under this plan, which expired on August 6, 2010.  Thus, no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan.  As of March 31, 2014, there were 5.9 million shares subject to outstanding stock options and 4.1 million shares available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended March 31,
	2014	2013
Research and development — employee	$175,153	$50,172
General and administrative — employee	311,960	184,640
Total employee stock-based compensation	$487,113	$234,812

Research and development — non-employee	$86,539	$—
General and administrative — non-employee	191,992	27,212
Total non-employee stock-based compensation	$278,531	$27,212

During the three-month period ended March 31, 2014, the Company issued stock options to purchase 270,000 shares of its common stock and issued warrants to purchase 25,000 shares of its stock with an exercise of $5.60. The fair value of the stock options and warrants granted in the current three-month period was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Risk-free interest rate	1.98%	1.16%
Expected volatility	87.8% - 89.6%	85.4% - 85.8%
Expected lives (years)	6 - 10	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the three-month period ended March 31, 2014, the Company used a calculated volatility for each grant. The Company uses historical information to compute expected lives. In the three-month period ended March 31, 2014, the contractual term of the options granted was ten years and the Company used six years as the expected life. The contractual term for the warrants issued was ten years. The dividend yield assumption of zero is based upon the fact the Company has never paid and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the three-month period ended March 31, 2014, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees. For the comparative three-month period ended March 31, 2013, the Company has estimated an annualized forfeiture rate of 13% for options granted to its employees and 3% for options granted to senior executives. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

As of March 31, 2014, there remained approximately $4.6 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors and consultants, to be recognized as expense over a weighted-average period of 1.24 years. Presented below is the Company’s stock option activity:

	Three Months Ended March 31, 2014
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2014	6,228,593	167,143	6,395,736	$3.11
Granted	270,000		270,000	$5.38
Outstanding at March 31, 2014	6,498,593	167,143	6,665,736	$3.20
Options exercisable at March 31, 2014	3,406,261	167,143	3,573,404	$3.74

A summary of the unvested stock options as of March 31, 2014, and changes during the three-month period then ended, are presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2014	3,102,873	—	3,102,873	$1.66
Granted	270,000	—	270,000	$3.97
Vested	(280,541)	—	(280,541)	$1.68
Non-vested at March 31, 2014	3,092,332	—	3,092,332	$1.86

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at March 31, 2014:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $2.50	5,130,056	9.21	$2.21	2,374,550	9.21	$2.15
$2.51 – $3.50	194,482	6.69	$2.79	153,291	6.69	$2.69
$3.51 – $8.00	962,701	6.69	$6.31	667,066	6.69	$6.75
$8.01 – $32.55	378,497	2.88	$8.86	378,497	2.88	$8.86
	6,665,736	8.41	$3.20	3,573,404	8.41	$3.74

The aggregate intrinsic value of outstanding options as of March 31, 2014 was $11.88 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on March 31, 2014 of $3.49.

There were 7,894,791 and 8,324,609 warrants outstanding at March 31, 2014 and December 31, 2013, respectively.

Restricted Stock

On January 1, 2014, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, of which 50,000 shares will vest on June 30, 2014, and the remaining 50,000 shares will vest over the subsequent six months, provided that Dr. Levitt remains employed by the Company on each such date. The Company also granted to Dr. Levitt 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan on December 31, 2012, which shares have now fully vested. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $627,000, and the fair value of the restricted shares granted on December 31, 2012 was $186,900. The stock-based compensation expense relating to restricted stock included in the company’s unaudited statements of operations for the three-months ended March 31, 2014 and 2013, respectively was $154,578 and $45,984.

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

The following table summarizes fair value measurements by level at March 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$57,238	$—	$—	$57,238
Short-term investments	50,585	—	—	50,585
Warrant liabilities	—	—	(9,479)	(9,479)

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$10,281	$—	$—	$10,281
Short-term investments	27,085	—	—	27,085
Warrant liabilities	—	—	(24,182)	(24,182)

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s July 2009 and August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized gain of $14.7 million recognized and the gain is presented in the Condensed Statement of Operations. See Warrant Liabilities above.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at March 31, 2014 or 2013.

9.      Liquidity and Capital Resources

At March 31, 2014, the Company had cash and cash equivalents of approximately $62.0 million and short-term investments of approximately $50.6 million.  Management believes that the Company’s current cash on hand and short-term investments will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2014 and the first three months of 2015 of approximately $43.2 million, which includes approximately $29.2 million for its clinical programs for aldoxorubicin, approximately $1.9 million for pre-clinical development of new albumin-binding cancer drugs, approximately $4.3 million for general operation of its clinical programs, and approximately $7.8 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

10. Equity Transactions

On January 1, 2014, the Company granted 100,000 shares of restricted stock to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer (see Note 7).

On February 5, 2014, the Company completed an $86.0 million underwriter public offering, in which it sold and issued 13,225,000 shares of common stock at a price of $6.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $80.5 million.

On March 15, 2014, the Company issued 200,000 common shares to KTB Tumorforschungs GmbH, or “KTB”, the licensor of aldoxorubicin, in connection with the establishment of our Freiburg, Germany research and development laboratory. The fair value of the shares was $0.8 million.

In the first quarter of 2014, we issued approximately 278,000 common shares for $0.4 million resulting from the exercise of warrants.

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

12.           Commitments and contingencies

Commitments

We have an agreement with KTB, for the license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to KTB in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. In the first quarter of 2014, we met two clinical milestones, resulting in a requirement to pay $2.0 million to KTB, of which $1.0 million was paid in March 2014, and the remainder was included in accounts payable, and subsequently paid on April 1st, 2014. We also agreed to pay:

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

Contingencies

We are occasionally involved in legal proceedings and other matters arising from the normal course of business. There are currently three purported federal shareholder class action securities litigations against the Company and an Officer, in the United States District Court for the Central District of California. These actions state substantially the same causes of action, and allegedly arise from the same events.

Chen v. CytRx Corporation, et al.

On March 14, 2014, a purported class action lawsuit was filed against the Company and an officer, DreamTeamGroup and MissionIR in the United States District Court for the Central District of California, captioned Chen vs. CytRx Corporation, et al., No. CV-14-1956-GHK-(RTWx). The complaint purports to be brought on behalf of all shareholders who purchased the Company’s common stock between November 22, 2013 and March 13, 2014. The complaint alleges that defendants violated the federal securities laws in connection with various public statements purportedly issued by us or on our behalf. The complaint seeks compensatory damages in an unspecified amount and attorney’s fees and costs.

Perri v. CytRx Corporation, et al.

On March 18, 2014, a purported class action lawsuit was filed against the Company and an officer, in the United States District Court for the Central District of California, captioned Perri v. CytRx Corporation, et al., No. 2:14-cv-02052-DDP-(JCGx). The complaint, which purports to be brought on behalf of all shareholders who purchased the Company’s common stock between November 20, 2013 and March 13, 2014, asserts claims substantially identical to those asserted in Chen v. CytRx Corporation, et al., No. CV-14-1956-GHK-(RTWx), described above. The complaint seeks compensatory damages in an unspecified amount and attorney’s fees and costs.

Kim v. CytRx Corporation, et al.

On April 9, 2014, a purported class action lawsuit was filed against the Company and an officer, in the United States District Court for the Central District of California, captioned Kim v. CytRx Corporation, et al., No. 2:14-cv-02689-DMG-(AJWx). The complaint, which purports to be brought on behalf of all shareholders who purchased the Company’s common stock between November 22, 2013 and March 13, 2014, asserts claims substantially identical to those asserted in Chen v. CytRx Corporation, et al., No. CV-14-1956-GHK-(RTWx), and Perri v. CytRx Corporation, et al., No. 2:14-cv-02052-DDP-(JCGx), described above. The complaint seeks compensatory damages in an unspecified amount and attorney’s fees and costs.

There is also a purported state shareholder class action securities litigation.

Rajasekaran v. CytRx Corporation, et al.

On April 3, 2014, a purported class action lawsuit was filed against the Company and certain officers and each director, as well as certain underwriters, in the Superior Court of California, County of Los Angeles, captioned Rajasekaran v. CytRx Corporation, et al., BC541426. The complaint purports to be brought on behalf of all shareholders who purchased or otherwise acquired the Company’s common stock pursuant and/or traceable to the Company’s secondary common stock offering, which closed on February 5, 2014. The complaint alleges that defendant violated the federal securities laws by making materially false and misleading statements in filings with the SEC. The complaint seeks compensatory damages in an unspecified amount, rescission, and attorney’s fees and costs.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of litigation, it is not possible to estimate the amount or range of possible loss, if any, that might result from an adverse judgment or a settlement of these matters.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We have reported positive top-line results from our global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, have completed a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors, and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors. We also have initiated under a Special Protocol Assessment, or “SPA,” granted by the U.S. Food and Drug Administration, or the “FDA,” a pivotal Phase 3 global trial of aldoxorubicin as a therapy for patients with soft tissue sarcoma whose tumors have progressed following treatment with chemotherapy. We have initiated Phase 2 clinical trials with aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and AIDS-related Kaposi’s sarcoma. We are opening a research and development laboratory in Freiberg, Germany to expand our pipeline of oncology candidates based on a linker platform technology that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites. We also have rights to two additional drug candidates, tamibarotene and bafetinib. We have completed our evaluation of bafetinib in the ENABLE Phase 2 clinical trial in high-risk B-cell chronic lymphocytic leukemia (“B-CLL”), and plan to seek a partner for further development of bafetinib. We ceased our Phase 2b clinical trial of tamibarotene in patients with non-small-cell lung cancer after it failed to show efficacy.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

    Net Income (Loss) per Share

Basic and diluted net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 9.2 million shares for the three-month period ended March 31, 2014, and 11.0 million shares for the three-month period ended March 31, 2013, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

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

At March 31, 2014, we had cash and cash equivalents of approximately $62.0 million and short-term investments of approximately $50.6 million.  Management believes that our current cash on hand and short-term investments will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2014 and the first three months of 2015 of approximately $43.2 million, which includes approximately $29.2 million for our clinical programs for aldoxorubicin, approximately $1.9 million for pre-clinical development of new albumin-binding cancer drugs, approximately $4.3 million for general operation of our clinical programs, and approximately $7.8 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

We recorded net income in the quarter ended March 31, 2014 of $4.7 million as compared to a net loss in the quarter ended March 31, 2013 of $6.9 million, or an increase of $11.6 million, due principally to the recording of a gain of $14.7 million on warrant derivative liabilities in the current period, as compared to a loss of $2.1 million in the 2013 comparative period, for a difference of $16.8 million.  In the current period, there was also an increase of approximately $3.8 million in our research and development expenditures as compared to the quarter ended March 31, 2013, due to the increase in expenditures associated with our clinical programs for aldoxorubicin. The general and administrative expenses in the current period also increased by approximately $1.3 million as compared to the quarter ended March 31, 2013, due to compensation increases of approximately $0.4 million, additional legal fees of around $0.6 million, and approximately $0.3 million of non-cash expenses.

We purchased $23.5 million of short-term investments in the three-month period ended March 31, 2014, as compared to the sale of short-term investments of $3.0 million in the comparative 2013 period. We utilized approximately $7,000 for capital expenditures in the three-month period ended March 31, 2014 as compared to approximately $2,000 in the comparable 2013 period. We do not expect any significant capital spending during the next 12 months.

We raised net proceeds of $80.5 million for a public offering in the three-month period of March 31, 2014. We also received $0.4 million from the exercise of warrants in the three-month period ended March 31, 2014, as compared to $0 in the comparative 2013 period.

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

Results of Operations

We recorded net income in the quarter ended March 31, 2014 of $4.7 million as compared to a net loss in the quarter ended March 31, 2013 of $6.9 million, or an increase of $11.6 million, due principally to the recording of a gain of $14.7 million on warrant derivative liabilities in the current period, as compared to a loss of $2.1 million in the 2013 comparative period, for a difference of $16.8 million.

We recognized no licensing revenue in the three-month periods ended March 31, 2014 and 2013. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2014, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended March 31,
	2014	2013
	(In thousands)
Research and development expenses	$5,733	$3,084
Non-cash research and development expenses	1,071	50
Employee stock option expense	175	46
Depreciation and amortization	9	9
	$6,988	$3,189

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, and depreciation and amortization, were $5.7 million for the three-month period ended March 31, 2014 and $3.1 million for the same period ending March 31, 2013.

Research and development expenses incurred during the three-month period ended March 31, 2014 relate to our various development programs.  In the three-month period ended March 31, 2014, the development expenses of our program for aldoxorubicin were $4.9 million. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $1.1 million of non-cash stock option and warrant expense in the three-month period ended March 31, 2014 as compared to $0.1 million in the comparative 2013 period. We recorded approximately $0.2 million of employee stock option expense in the three-month period ended March 31, 2014, as compared to $46,000 for the same period in 2013.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2014	2013
	(In thousands)
General and administrative expenses	$2,604	$1,584
Non-cash general and administrative expenses	192	27
Employee stock option expense	312	185
Depreciation and amortization	23	21
	$3,131	$1,817

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.6 million for the three-month period ended March 31, 2014 and $1.6 million for the same period in 2013.

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees.  We recorded approximately $0.3 million of employee stock option expense in the three-month period ended March 31, 2014, as compared to $0.2 million for the same period in 2013. We recorded approximately $0.2 million of non-employee stock option expense in the three-month period ended March 31, 2014, and $27,000 for the same period in 2013.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was approximately $71,000 for the three-month period ended March 31, 2014, as compared to $40,000 for the same period in 2013.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2014, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1A. — Risk Factors

We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.

Claims have been threatened and have been brought against the Company and its officers and/or directors for alleged violations of the securities laws. Adverse outcomes with respect to some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect the Company’s ability to conduct its business. Defending a lawsuit can be expensive and can divert the attention of key employees from operating the Company’s business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on the Company’s financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period covered by this Report, we issued 200,000 shares of our common stock, and options to purchase 25,000 shares of our common stock at an exercise price of $5.60, in unregistered sales of our equity securities, each to KTB Tumorforschungs GmbH, the licensor of aldoxorobucin, in connection with the establishment of our Freiburg, Germany research and development laboratory. We also issued 11,730 shares of our common stock upon the cashless exercise of an outstanding common stock purchase warrant with an exercise price of $2.50 per share.  The shares and warrants were issued by us in private placements exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under the Act. The issuance of the foregoing shares of common stock upon exercise of the warrants also was exempt from registration under Section 4(2) and Regulation D.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 1, 2014	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Agreement dated March 14, 2014 to amend a License Agreement dated August 17, 2006 as amended by Letter Agreement dated January 5, 2010 by and between CytRx Corporation and KTB Tumorgesellschaft GmbH (1)

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

______________________________
(1)           Incorporated by reference to the Registrant’s 8-K filed on March 17, 2014 (File No. 000-15327)