Form 10-Q
period 2014-06-30
CYTRX CORP
filed 2014-08-06
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of August 6, 2014: 55,750,450 shares, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$51,866,891	$11,483,112
Short-term investments	50,601,506	27,084,980
Receivables	1,597,594	117,527
Interest receivable	57,393	8,464
Prepaid expenses and other current assets	913,949	2,329,742
Total current assets	105,037,333	41,023,825
Equipment and furnishings, net	238,835	175,452
Goodwill	183,780	183,780
Other assets	121,898	116,998
Total assets	$105,581,846	$41,500,055
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$3,801,005	$3,853,531
Accrued expenses and other current liabilities	6,750,958	2,802,833
Warrant liabilities	11,948,023	24,182,324
Total current liabilities	22,499,986	30,838,688

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 55,920,319 shares issued and outstanding at June 30, 2014; 42,116,964 shares issued and outstanding at December 31, 2013	55,922	42,118
Additional paid-in capital	373,003,698	289,426,100
Treasury stock, at cost (171,536 shares at June 30, 2014 and 143,796 shares at December 31, 2013)	(2,533,201)	(2,417,247)
Accumulated deficit	(287,444,559)	(276,389,604)
Total stockholders’ equity	83,081,860	10,661,367
Total liabilities and stockholders’ equity	$105,581,846	$41,500,055

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
License revenue	$—	$200,000	$—	$200,000

Expenses:
Research and development	10,427,877	4,626,244	17,415,725	7,815,003
General and administrative	2,909,127	1,970,930	6,040,201	3,788,255
	13,337,004	6,597,174	23,455,926	11,603,258

Loss before other income (loss)	(13,337,004)	(6,397,174)	(23,455,926)	(11,403,258)

Other income (loss):
Interest income	89,377	35,564	160,015	75,822
Other income (loss), net	(3,243)	4,761	6,655	201,698
Gain (loss) on warrant derivative liability	(2,468,603)	2,933,707	12,234,301	838,487

Net loss	$(15,719,473)	$(3,423,142)	$(11,054,955)	$(10,287,251)

Basic and diluted net loss per share	$(0.28)	$(0.11)	$(0.21)	$(0.34)

Basic and diluted weighted-average shares outstanding	55,676,766	30,418,435	53,010,556	30,417,906

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,054,955)	$(10,287,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,856	59,226
Stock compensation and warrant expense	2,627,010	762,748
Fair value adjustment on warrant liabilities	(12,234,301)	(838,487)
Net foreign exchange gain	(64)	(138,709)
Changes in assets and liabilities:
Receivables	(1,480,067)	(101,824)
Interest receivable	(48,929)	(29,934)
Prepaid expenses and other current assets	1,410,893	631,137
Accounts payable	(160,032)	(278,151)
Accrued expenses and other current liabilities	3,832,235	(139,290)
Net cash used in operating activities	(17,043,354)	(10,360,535)

Cash flows from investing activities:
Purchase of short-term investments	(45,601,506)	—
Proceeds from the sale of short-term investments	22,084,980	7,000,000
Purchases of equipment and furnishings	(20,733)	(4,000)
Net cash provided by (used in) investing activities	(23,537,259)	6,996,000

Cash flows from financing activities: Net proceeds from public offering	80,535,401	—
Proceeds from issuance of restricted stock to employee	100	—
Net proceeds from exercise of warrants and stock options	428,891	933
Net cash provided by financing activities	80,964,392	933

Net increase (decrease) in cash and cash equivalents	40,383,779	(3,363,602)
Cash and cash equivalents at beginning of period	11,483,112	14,344,088
Cash and cash equivalents at end of period	$51,866,891	$10,980,486

Supplemental disclosure of cash flow information:

Equipment and furnishings purchased on credit	$107,506	$1,529

Cashless warrant exercises	$133	$—

Repurchase of Company’s own stock for treasury	$115,954	$56,580

Cash paid for income taxes	$59,431	$5,600

The accompanying notes are an integral part of these condensed financial statements.

3

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying condensed financial statements at June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2013 have been derived from the Company’s audited financial statements as of that date.

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

2.           Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the CytRx German Branch. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $4,900 for the three-month and six-month periods ended June 30, 2014 and zero for the comparative periods in 2013.

3.           Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on our financial statements, or simply do not apply to our operations.

4.           Short-term Investments

The Company held $50.6 million of short-term investments at June 30, 2014, as compared to $27.1 million at December 31, 2013.  The Company has classified these investments as available for sale.  These investments are federally insured certificates of deposit in the following amounts and maturities: $11.5 million with a maturity date of August 28, 2014; $5.0 million with a maturity date of October 30, 2014; $12.0 million with a maturity date of February 26, 2015; $10.0 million with a maturity date of April 23, 2015; and $12.1 million with a maturity date of April 30, 2015.

5.           Investment in Mast Therapeutics, Inc.

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

6.           Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net income (loss) per share in the future, and which were excluded from the computation of diluted loss per share, totaled 14.6 million shares for each of the three-month and six-month periods ended June 30, 2014, and 11.2 million shares for each of the three-month and six-month periods ended June 30, 2013.

7.           Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liabilities. The Company recognized a gain (loss) of ($2.5) million and $2.9 million for the three-month periods ended June 30, 2014 and 2013, respectively, and a gain of $12.2 million and $0.8 million for the six-month periods ended June 30, 2014 and 2013, respectively. The following reflects the weighted-average assumptions for each of the six-month periods indicated:

	Six Months Ended June 30,
	2014	2013

Risk-free interest rate	0.44%	0.63%
Expected dividend yield	0%	0%
Expected lives	1.96	2.96
Expected volatility	84.1%	67.3%
Warrants classified as liabilities (in shares)	6,984,716	6,984,716
Gain on warrant liabilities	$12,234,301	$838,487

The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention to do so.  The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rates in effect at June 30 of each year presented. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.

8.           Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of June 30, 2014, there were approximately 0.8 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan.  As of June 30, 2014, there were 5.9 million shares subject to outstanding stock options and 4.1 million shares available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development — employee	$234,484	$53,583	$409,638	$103,755
General and administrative — employee	325,379	202,589	637,339	387,229
Total employee stock-based compensation	$559,863	$256,172	$1,046,977	$490,984

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	160,629	152,074	352,620	179,286
Total non-employee stock-based compensation	$160,629	$152,074	$352,620	$179,286

During the six-month period ended June 30, 2014, the Company granted stock options to purchase 300,000 shares of its common stock and issued warrants to purchase 25,000 shares of its stock with an exercise of $5.60. The fair value of the stock options and warrants was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Risk-free interest rate	1.92%	1.11%
Expected volatility	87.0% - 89.6%	85.2% - 85.8%
Expected lives (years)	6 - 10	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock.  The Company uses historical information to compute expected lives. In the six-month period ended June 30, 2014, the contractual term of the options granted was ten years and the Company used six years as the expected life. The contractual term for the warrants issued was ten years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the six-month period ended June 30, 2014, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees and warrants issued to non-employees.  For the comparative six-month period ended June 30, 2013, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 3% for options granted to senior management and 0% for options granted to directors and non-employees.  No non-employee warrants were issued in the six-month period ended June 30, 2013.  Compensation costs will be adjusted for future changes in estimated forfeitures.  The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.  No amounts relating to stock-based compensation have been capitalized.

As of June 30, 2014, there remained approximately $4.3 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 1.13 years. Presented below is the Company’s stock option activity:

	Six Months Ended June 30, 2014
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2014	6,228,593	167,143	6,395,736	$3.11
Granted	300,000	—	300,000	$5.31
Forfeited	(4,500)	—	(4,500)	$2.35
Outstanding at June 30, 2014	6,524,093	167,143	6,691,236	$3.21
Options exercisable at June 30, 2014	3,705,835	167,143	3,872,978	$3.64

A summary of the unvested stock options as of June 30, 2014, and changes during the six-month period then ended, are presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2014	3,102,873	—	3,102,873	$1.66
Granted	300,000	—	300,000	$3.92
Forfeited	(4,500)	—	(4,500)	$1.69
Vested	(580,115)	—	(580,115)	$1.74
Non-vested at June 30, 2014	2,818,258	—	2,818,258	$1.88

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at June 30, 2014:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $2.50	5,126,723	8.96	$2.22	2,649,036	8.96	$2.16
$2.51 – $3.50	194,482	6.46	$2.79	154,720	6.46	$2.69
$3.51 – $8.00	991,534	6.54	$6.27	690,725	6.54	$6.70
$8.01 – $32.55	378,497	2.63	$8.86	378,497	2.63	$8.86
	6,691,236	8.17	$3.21	3,872,978	8.17	$3.64

The aggregate intrinsic value of outstanding options as of June 30, 2014 was $12.62 million, which represents options whose exercise price was less than the closing fair market value of the Company’s common stock on June 30, 2014 of $4.18.

There were 7,894,791 and 8,324,609 warrants outstanding at June 30, 2014 and December 31, 2013, respectively.

Restricted Stock

On January 1, 2014, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, of which 50,000 shares vested on June 30, 2014, and the remaining 50,000 shares will vest in equal monthly installments over the subsequent six months, provided that Dr. Levitt remains employed by the Company on each vesting date. The Company also granted to Dr. Levitt 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan on December 31, 2012, which shares were fully vested as of June 30, 2014.  The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $627,000, and the fair value of the restricted shares granted on December 31, 2012 was $186,900. The stock-based compensation expense relating to restricted stock for the three-month and six-month periods ended June 30, 2014 was $156,296 and $310,874, respectively. The stock-based compensation expense relating to restricted stock for the three-month and six-month periods ended June 30, 2013 was $46,495 and $92,478, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$49,281	$—	$—	$49,281
Short-term investments	50,602	—	—	50,602
Warrant liabilities	—	—	(11,948)	(11,948)

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$10,281	$—	$—	$10,281
Short-term investments	27,085	—	—	27,085
Warrant liabilities	—	—	(24,182)	(24,182)

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s July 2009 and August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized gain of $12.2 million recognized and the gain is presented in the Condensed Statement of Operations (see Note 7).

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at June 30, 2014 or 2013.

10.           Liquidity and Capital Resources

At June 30, 2014, the Company had cash and cash equivalents of approximately $51.9 million and short-term investments of approximately $50.6 million.  Management believes that the Company’s current cash and cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2014 and the first six months of 2015 of approximately $56.4 million, which includes approximately $42.5 million for its clinical programs for aldoxorubicin, approximately $2.1 million for pre-clinical development of new albumin-binding cancer drug candidates, approximately $3.9 million for general operation of its clinical programs, and approximately $7.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval and successfully commercializes aldoxorubicin or other product candidates, the Company anticipates it will take several years, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible strategic partnerships until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, seek to license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company.

11.           Equity Transactions

On January 1, 2014, the Company granted 100,000 shares of restricted stock to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer (see Note 8).

On February 5, 2014, the Company completed an $86.0 million underwritten public offering, in which it sold and issued 13.2 million shares of common stock at a price of $6.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $80.5 million.

On March 15, 2014, the Company issued 200,000 common shares to KTB Tumorforschungs GmbH, or “KTB,” the licensor of aldoxorubicin, in connection with the establishment of our Freiburg, Germany research and development laboratory. The fair value of the shares was $0.8 million.

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

12.           Income Taxes

The Company has completed an analysis of changes in ownership and has concluded that the net operating loss carryforwards as of December 31, 2013 are not subject to limitation under Section 382 of the Internal Revenue Code.

13.           Commitments and contingencies

Commitments

We have an agreement with KTB for the exclusive license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to KTB in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. In the six months ended June 30, 2014, we met two clinical milestones, resulting in total payments of $2.0 million to KTB.  We also agreed to pay:

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

Contingencies

We are occasionally involved in legal proceedings and other matters arising from the normal course of business. There are currently two purported federal securities class actions pending in the United States District Court for the Central District of California. In addition, there are currently a derivative action pending in the United States District Court for the Central District of California and two derivative actions pending in the Court of Chancery of the State of Delaware.  These actions are described more fully below.

Chen v. CytRx Corporation, et al.

On March 14, 2014, a purported securities class action lawsuit was filed against the Company and an officer, as well as DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company, in the United States District Court for the Central District of California, captioned Chen vs. CytRx Corporation, et al., No. 2:14-cv-14-01956-GHK-(RTWx). The complaint purports to be brought on behalf of all shareholders who purchased the Company’s common stock between November 22, 2013 and March 13, 2014. The complaint alleges that defendants violated the federal securities laws in connection with various public statements purportedly issued by us or on our behalf. On May 29, 2014, the court dismissed DreamTeamGroup and MissionIR without prejudice from the action for plaintiff’s failure to serve those parties. The complaint seeks compensatory damages in an unspecified amount and attorney’s fees and costs.

Perri v. CytRx Corporation, et al.

On March 18, 2014, a purported securities class action lawsuit was filed against the Company and an officer, in the United States District Court for the Central District of California, captioned Perri v. CytRx Corporation, et al., No. 2:14-cv-02052-DDP-(JCGx). The complaint, which purports to be brought on behalf of all shareholders who purchased the Company’s common stock between November 20, 2013 and March 13, 2014, asserts claims substantially identical to those asserted in Chen v. CytRx Corporation, et al., No. 2:14-cv-14-01956-GHK-(RTWx), described above. The complaint seeks compensatory damages in an unspecified amount and attorney’s fees and costs.

Kim v. CytRx Corporation, et al.

On April 9, 2014, a purported securities class action lawsuit was filed against the Company and an officer, in the United States District Court for the Central District of California, captioned Kim v. CytRx Corporation, et al., No. 2:14-cv-02689-DMG-(AJWx). The complaint, which purports to be brought on behalf of all shareholders who purchased the Company’s common stock between November 22, 2013 and March 13, 2014, asserts claims substantially identical to those asserted in Chen v. CytRx Corporation, et al., No. 2:14-cv-14-01956-GHK-(RTWx), and Perri v. CytRx Corporation, et al., No. 2:14-cv-02052-DDP-(JCGx), described above. The complaint seeks compensatory damages in an unspecified amount and attorney’s fees and costs.

On June 13, 2014, the court consolidated the Perri and Kim actions with the Chen action, appointed a lead plaintiff and lead counsel in the Chen action, and dismissed the Perri and Kim actions.

Rajasekaran v. CytRx Corporation, et al.

On April 3, 2014, a purported class action lawsuit was filed against the Company and certain officers and each director, as well as certain underwriters, in the Superior Court of California, County of Los Angeles, captioned Rajasekaran v. CytRx Corporation, et al., BC541426. The complaint purports to be brought on behalf of all shareholders who purchased or otherwise acquired the Company’s common stock pursuant and/or traceable to the Company’s secondary common stock offering, which closed on February 5, 2014. The complaint alleges that defendants violated the federal securities laws by making materially false and misleading statements in filings with the SEC. The complaint seeks compensatory damages in an unspecified amount, rescission, and attorney’s fees and costs.

On May 2, 2014, CytRx and the named officers and directors, joined by the underwriter defendants, removed this action to the United States District Court for the Central District of California. Plaintiff filed a motion to remand the case to state court on June 11, 2014. CytRx and the named officers and directors, as well as the underwriter defendants, opposed that motion on July 14, 2014.

Fishman v. Kriegsman, et al.

On July 3, 2014, a purported verified shareholder derivative action was filed in the United States District Court for the Central District of California, captioned Fishman v. Kriegsman, et al., 2:14-cv-05169, against nominal defendant CytRx and certain officers and each director of the Company.  The complaint alleges breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company.  The complaint seeks damages, restitution, corporate governance reforms, and attorney’s fees and costs.

Schwartz v. Ignarro, et al.

On July 8, 2014, a purported verified shareholder derivative action was filed in the Court of Chancery of the State of Delaware, captioned Schwartz v. Ignarro, et al., Case No. 9864, against nominal defendant CytRx and certain officers and each director of the Company.  The complaint alleges breach of fiduciary duty, corporate waste, and unjust enrichment in connection with the Company’s December 2013 grant of stock options to certain officers and directors of the Company. The complaint seeks damages, rescission, disgorgement, and attorney’s fees and costs.

Johnson v. Ignarro, et al.

On July 15, 2014, a purported verified shareholder derivative action was filed in the Court of Chancery of the State of Delaware, captioned Johnson v. Ignarro, et al., Case No. 9884, against nominal defendant CytRx and certain officers and each director of the Company.  The complaint alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the Company’s December 2013 grant of stock options to certain officers and directors of the Company.  The complaint seeks damages, rescission, disgorgement, and attorney’s fees and costs.

Silverberg v. Kriegsman, et al.

On July 21, 2014, a purported verified shareholder derivative action was filed in the Court of Chancery of the State of Delaware, captioned Silverberg v. Kriegsman, et al., Case No. 9919, against nominal defendant CytRx and certain officers and each director of the Company.  The complaint alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with the Company’s December 2013 grant of stock options to certain officers and directors as well as the Company’s alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company. The complaint seeks damages, rescission, disgorgement, internal governance reforms, and attorney’s fees and costs.

We intend to vigorously defend against the foregoing complaints. The Company has directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. As at June 30, 2014, the Company has incurred legal expenses of $2.5 million, of which approximately $1.6 million will be submitted to its insurance carrier for reimbursement, which is included in the Receivables on the accompanying Condensed Balance Sheet. The Company expects to recover the receivable amount from its insurance carrier. The liability insurance may not cover all of the future liabilities the Company may incur in connection with the foregoing matters. We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Based on the very early stage of litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  We evaluate developments in legal proceedings and other matters on a quarterly basis.

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

Overview

CytRx Corporation (“CytRx” or the “Company”) are a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We have reported positive top-line results from our global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, have completed a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b study of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors, and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors. We also have initiated under a Special Protocol Assessment, or “SPA,” granted by the U.S. Food and Drug Administration, or the “FDA,” a pivotal Phase 3 global trial of aldoxorubicin as a therapy for patients with soft tissue sarcoma whose tumors have progressed following treatment with chemotherapy.  We have initiated Phase 2 clinical trials with aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and AIDS-related Kaposi’s sarcoma.  We are opening a research and development laboratory in Freiberg, Germany to expand our pipeline of oncology candidates based on a linker platform technology that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites.

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

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates prove incorrect, clinical trial expenses recorded in future periods could vary.

Stock-Based Compensation

Our stock-based employee compensation plans are described in Note 8 of the Notes to Condensed Financial Statements included in this Quarterly Report. We follow ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock options and warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options is determined using the Black-Scholes option-pricing model, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted or issued to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

The fair value of each stock option and warrant is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option-pricing model, based on an expected forfeiture rate that is adjusted for our actual experience. If our Black-Scholes option-pricing model assumptions or our actual or estimated forfeiture rate are different in the future, it could materially affect our compensation expense recorded in future periods.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 14.6 million  shares for each of the three-month and six-month periods ended June 30, 2014, and 11.2 million shares for each of the three-month and six-month periods ended June 30, 2013, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

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

At June 30, 2014, we had cash and cash equivalents of approximately $51.9 million and short-term investments of approximately $50.6 million.  Management believes that our current cash on hand and short-term investments will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2014 and the first six months of 2015 of approximately $56.4 million, which includes approximately $42.5 million for our clinical programs for aldoxorubicin, approximately $2.1 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.9 million for general operation of our clinical programs, and approximately $7.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize aldoxorubicin or other product candidates, we anticipate it will take several years for us to generate significant recurring revenue. We will be dependent on future financing and possible strategic partnerships until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company.

We recorded a net loss in the six-months ended June 30, 2014 of $11.1 million as compared to a net loss in the six-months ended June 30, 2013 of $10.3 million, or an increase of $0.8 million.  This was due primarily to an increase in our research and development expenditures in the current six-month period of $17.4 million as compared to $7.8 million in the comparative 2013 period, resulting from increased expenditures associated with our clinical program for aldoxorubicin.  This increase was largely offset by a gain of $12.2 million on warrant derivative liability in the current period, as compared to a gain on warrant derivative liability of $0.8 million in the six-months ended June 30, 2013, for a swing of $11.4 million.

The general and administrative expenses in the current six-month period also increased by approximately $2.3 million as compared to the six-month period ended June 30, 2013, due to compensation increases of approximately $0.6 million, additional legal fees of approximately $1.0 million associated with legal proceedings described in Note 13 of the notes to our financial statements, and approximately $0.4 million of additional non-cash expenses.

We purchased $45.6 million and sold $22.1 million of short-term investments, for a net increase of $23.5 million in the six-month period ended June 30, 2014, as compared to proceeds from the sale of short-term investments of $7 million in the comparative 2013 period. We utilized approximately $21,000 for capital expenditures in the six-month period ended June 30, 2014 as compared to approximately $4,000 in the comparable 2013 period. We do not expect any significant capital spending during the next 12 months.

We raised net proceeds of $80.5 million from a public offering in the six-month period ended June 30, 2014, and there were no public offerings in the comparable 2013 period. We received $0.4 million from the exercise of warrants in the six-month period ended June 30, 2014, as compared to approximately $1,000 in the comparative 2013 period.

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

Results of Operations

We recorded a net loss of approximately $15.7 million and $11.1 million for the three-month and six-month periods ended June 30, 2014, respectively, as compared to a net loss of approximately $3.4 million and $10.3 million for the three-month and six-month periods ended June 30, 2013, respectively. The increase of $12.3 million in our net loss during the current three-month period resulted primarily to an increase in research and development expenditures, as explained below, partially offset by a loss of $2.5 million on warrant derivative liability in the current quarter, as compared to a gain on warrant derivative liability of $2.9 million in quarter ended June 30, 2013.

We recognized no licensing revenue in the three-month period ended June 30, 2014, as compared to $200,000 of licensing revenue in the three-month period ended June 30, 2013. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2014, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Research and development expenses	$10,028	$4,517	$15,760	$7,601
Non-cash research and development expenses	156	46	1,227	92
Employee stock option expense	235	54	410	104
Depreciation and amortization	9	9	19	18
	$10,428	$4,626	$17,416	$7,815

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $10.0 million and $15.8 million for the three-month and six-month periods ended June 30, 2014, respectively, and $4.5 million and $7.6 million, respectively, for the same periods ended June 30, 2013.

Research and development expenses incurred during the three-month period ended June 30, 2014 related primarily to our aldoxorubicin clinical program.  In the three-month and six-month periods ended June 30, 2014, the development expenses of our program for aldoxorubicin were $9.3 million and $14.2 million, respectively, as compared to $2.5 million and $4.1 million for the same periods in 2013, respectively. The 2014 aldoxorubicin program expenses include milestone payments to the licensor of $1.0 million and $2.0 million, respectively, for the three-month and six-month periods ended June 30, 2014, respectively. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $0.2 million and $1.2 million of non-cash stock option and warrant expense in the three-month and six-month periods ended June 30, 2014, respectively, as compared to $46,000 and $0.1 million in the comparative 2013 periods, respectively.  We recorded approximately $0.2 million and $0.4 million of employee stock option expense in the three-month and six-month periods ended June 30, 2014, as compared to $0.1 million and $0.1 million for the same periods in 2013, respectively.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
General and administrative expenses	$2,400	$1,597	$5,004	$3,181
Non-cash general and administrative expenses	161	152	353	179
Employee stock option expense	325	202	637	387
Depreciation and amortization	23	20	46	41
	$2,909	$1,971	$6,040	$3,788

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.4 million and $5.0 million for the three-month and six-month periods ended June 30, 2014, respectively, and $1.6 million and $3.2 million, respectively, for the same periods in 2013.

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees.  We recorded approximately $0.3 million and $0.6 million of employee stock option expense in the three-month and six-month periods ended June 30, 2014, respectively, as compared to $0.2 million and $0.4 million, respectively, for the same periods in 2013. We recorded approximately $0.2 million and $0.4 million of non-employee stock option expense in the three-month and six-month periods, ended June 30, 2014, respectively, and $0.2 million and $0.2 million for the comparative 2013 periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $89,000 and $160,000 for the three-month and six-month periods ended June 30, 2014, respectively, as compared to $36,000 and $76,000, respectively, for the same periods in 2013. This increase was related to the increase in cash and cash equivalents and short term investments.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2014, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1A. — Risk Factors

We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.

Claims have been threatened and have been brought against the Company and its officers and/or directors. Adverse outcomes with respect to some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect the Company’s ability to conduct its business. Defending a lawsuit can be expensive and can divert the attention of key employees from operating the Company’s business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on the Company’s financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 6, 2014	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officers

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document