Form 10-Q
period 2014-09-30
CYTRX CORP
filed 2014-11-04
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of November 4, 2014: 55,736,581 shares, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,412,296	$11,483,112
Short-term investments	50,621,593	27,084,980
Receivables	3,494,662	117,527
Interest receivable	75,543	8,464
Prepaid expenses and other current assets	2,076,164	2,329,742
Total current assets	95,680,258	41,023,825
Equipment and furnishings, net	824,491	175,452
Goodwill	183,780	183,780
Other assets	119,501	116,998
Total assets	$96,808,030	$41,500,055
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$5,419,228	$3,853,531
Accrued expenses and other current liabilities	8,573,633	2,802,833
Warrant liability	4,621,974	24,182,324
Total current liabilities	18,614,835	30,838,688

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 55,921,986 shares issued and outstanding at September 30, 2014; 42,116,964 shares issued and outstanding at December 31, 2013	55,924	42,118
Additional paid-in capital	373,782,442	289,426,100
Treasury stock, at cost (185,405 shares at September 30, 2014 and 143,796 shares at December 31, 2013)	(2,575,364)	(2,417,247)
Accumulated deficit	(293,069,807)	(276,389,604)
Total stockholders’ equity	78,193,195	10,661,367
Total liabilities and stockholders’ equity	$96,808,030	$41,500,055

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
License revenue	$—	$—	$—	$200,000

Expenses:
Research and development	10,637,963	4,013,572	28,054,935	11,828,575
General and administrative	2,412,848	1,987,512	8,453,048	5,775,767
	13,050,811	6,001,084	36,507,983	17,604,342

Loss before other income (loss)	(13,050,811)	(6,001,084)	(36,507,983)	(17,404,342)

Other income (loss):
Interest income	78,735	31,068	238,750	106,890
Other income, net	20,779	822	28,680	202,520
Gain (loss) on warrant derivative liability	7,326,049	(4,010,811)	19,560,350	(3,172,324)

Net loss	$(5,625,248)	$(9,980,005)	$(16,680,203)	$(20,267,256)

Basic and diluted net loss per share	$(0.10)	$(0.33)	$(0.31)	$(0.67)

Basic and diluted weighted-average shares outstanding	55,703,715	30,443,293	53,918,141	30,426,460

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,680,203)	$(20,267,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,834	89,256
Loss on retirement of fixed assets	975	2,595
Stock compensation and warrant expense	3,402,706	1,336,667
Fair value adjustment on warrant liability	(19,560,350)	3,172,324
Net foreign exchange gain	(29,131)	(140,780)
Changes in assets and liabilities:
Receivables	(3,377,135)	107,351
Interest receivable	(67,079)	(51,443)
Prepaid expenses and other current assets	251,075	335,948
Accounts payable	1,409,926	(199,435)
Accrued expenses and other current liabilities	5,788,188	407,221
Net cash used in operating activities	(28,765,194)	(15,207,552)

Cash flows from investing activities:
Purchase of short-term investments	(57,121,593)	—
Proceeds from the sale of short-term investments	33,584,980	7,000,000
Purchases of equipment and furnishings	(590,077)	(22,274)
Net cash provided by (used in) investing activities	(24,126,690)	6,977,726

Cash flows from financing activities: Net proceeds from public offering	80,535,401	—
Proceeds from issuance of restricted stock to employee	100	—
Repurchase of common stock for treasury	(146,374)	(78,975)
Net proceeds from exercise of warrants and stock options	431,941	933
Net cash provided by (used in) financing activities	80,821,068	(78,042)

Net increase (decrease) in cash and cash equivalents	27,929,184	(8,307,868)
Cash and cash equivalents at beginning of period	11,483,112	14,344,088
Cash and cash equivalents at end of period	$39,412,296	$6,036,220

Supplemental disclosure of cash flow information:

Equipment and furnishings purchased on credit	$155,771	$4,535

Cashless warrant exercises	$133	$—

Repurchase of Company’s own stock for treasury	$11,743	$15,229

Cash paid for income taxes	$77,071	$34,221

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology.  The Company currently is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin.  CytRx has initiated under a Special Protocol Assessment, or “SPA,” granted by the U.S. Food and Drug Administration, or the “FDA,” a pivotal Phase 3 global trial with aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and recently announced that it has received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial.  CytRx is currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors.  CytRx has completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for soft tissue sarcomas, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.  CytRx plans to expand its pipeline of oncology candidates at its new laboratory facilities in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites.

The accompanying condensed financial statements at September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2013 have been derived from the Company’s audited financial statements as of that date.

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

2.           Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the CytRx German Branch. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain of approximately $9,501 and $13,110 for the three-month and nine-month periods ended September 30, 2014, respectively, and zero for the comparative periods in 2013.

3.           Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on the Company’s financial statements, or simply do not apply to the Company’s operations.

4.           Short-term Investments

The Company held $50.6 million of short-term investments at September 30, 2014, as compared to $27.1 million at December 31, 2013.  The Company has classified these investments as available for sale.  These investments are federally insured certificates of deposit in the following amounts and maturities: $5.0 million with a maturity date of October 30, 2014; $23.5 million with a maturity date of February 26, 2015; $10.0 million with a maturity date of April 23, 2015; and $12.1 million with a maturity date of April 30, 2015.

5.     Investment in Mast Therapeutics, Inc.

On April 8, 2011, Mast Therapeutics, Inc. (formerly ADVENTRX Pharmaceuticals) completed its acquisition of SynthRx, Inc., in which the Company held a 19.1% interest. As a result of the transaction, the Company received approximately 126,000 shares of common stock of Mast Therapeutics, which it sold on October 11, 2011 for $112,200.  In June 2012, the Company received an additional 38,196 shares of common stock of Mast Therapeutics that had been held in an escrow established in connection with the acquisition, which it sold on June 6, 2012 for $17,900.  The Company received an additional 92,566 shares in January 2013 and an additional 47,745 shares in June 2013, all of which shares were sold in June 2013 for $60,566. If all of the development milestones under the acquisition agreement were to be achieved, the Company would be entitled to receive up to 2.8 million additional Mast Therapeutics shares. The Company’s former interest in SynthRx had a zero carrying value.

6.           Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net income (loss) per share in the future, and which were excluded from the computation of diluted loss per share, totaled 14.6 million shares for each of the three-month and nine-month periods ended September 30, 2014, and 11.5 million shares for each of the three-month and nine-month periods ended September 30, 2013.

7.           Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. The Company recognized a gain (loss) of $7.3 million and ($4.0) million for the three-month periods ended September 30, 2014 and 2013, respectively, and a gain (loss) of $19.6 million and ($3.2) million for the nine-month periods ended September 30, 2014 and 2013, respectively. The following reflects the weighted-average assumptions for each of the nine-month periods indicated:

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rate	0.54%	0.59%
Expected dividend yield	0%	0%
Expected lives	1.71	2.71
Expected volatility	81.9%	66.7%
Warrants classified as liabilities (in shares)	6,984,716	6,984,716
Gain (loss) on warrant liability	$19,560,350	$(3,172,324)

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention to do so.  The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rates in effect at September 30 of each year presented. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.

8.           Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of September 30, 2014, there were approximately 0.8 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan.  As of September 30, 2014, there were 5.9 million shares subject to outstanding stock options and 4.1 million shares available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development — employee	$213,180	$52,492	$622,818	$156,247
General and administrative — employee	380,274	202,827	1,017,613	590,056
Total employee stock-based compensation	$593,454	$255,319	$1,640,431	$746,303

Research and development — non-employee	$—	$—	$86,539	$—
General and administrative — non-employee	24,228	271,594	376,849	450,880
Total non-employee stock-based compensation	$24,228	$271,594	$463,388	$450,880

During the nine-month period ended September 30, 2014, the Company granted stock options to purchase 362,500 shares of its common stock and issued warrants to purchase 25,000 shares of its stock with an exercise of $5.60. The fair value of the stock options and warrants was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	1.98%	1.36%
Expected volatility	83.9% - 89.6%	84.5% - 85.8%
Expected lives (years)	6 - 10	5 - 6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock.  The Company uses historical information to compute expected lives. In the nine-month period ended September 30, 2014, the contractual term of the options granted was ten years and the Company used six years as the expected life. The contractual term for the warrants issued was ten years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the nine-month period ended September 30, 2014, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees and warrants issued to non-employees.  For the comparative nine-month period ended September 30, 2013, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 3% for options granted to senior management and 0% for options granted to directors and non-employees.  No non-employee warrants were issued in the nine-month period ended September 30, 2013.  Compensation costs will be adjusted for future changes in estimated forfeitures.  The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.  No amounts relating to stock-based compensation have been capitalized.

As of September 30, 2014, there remained approximately $3.9 million of unrecognized compensation expense related to unvested stock options granted to current and former employees and directors, which is expected will be recognized over a weighted-average period of 1.03 years. Presented below is the Company’s stock option activity:

	Nine Months Ended September 30, 2014
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2014	6,228,593	167,143	6,395,736	$3.11
Granted	362,500	—	362,500	$4.91
Exercised, forfeited or expired	(56,431)	(25,000)	(81,431)	$4.78
Outstanding at September 30, 2014	6,534,662	142,143	6,676,805	$3.19
Options exercisable at September 30, 2014	3,989,640	142,143	4,131,783	$3.53

A summary of the unvested stock options as of September 30, 2014, and changes during the nine-month period then ended, are presented below:

	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 1, 2014	3,102,873	—	3,102,873	$1.66
Granted	362,500	—	362,500	$3.61
Forfeited	(23,168)	—	(23,168)	$1.98
Vested	(897,183)	—	(897,183)	$1.78
Non-vested at September 30, 2014	2,545,022	—	2,545,022	$1.89

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at September 30, 2014:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $2.50	5,115,056	8.71	$2.21	2,918,951	8.71	$2.16
$2.51 – $3.50	224,482	6.88	$2.82	141,387	6.88	$2.72
$3.51 – $8.00	989,201	6.29	$6.27	723,379	6.29	$6.63
$8.01 – $32.55	348,066	2.60	$8.92	348,066	2.60	$8.92
	6,676,805	7.97	$3.19	4,131,783	7.97	$3.53

The aggregate intrinsic value of outstanding options as of September 30, 2014 was $11.33 million, which represents the exercise price of the options over the fair market value of the Company’s common stock on September 30, 2014 of $2.54 per share.

There were 7,894,791 and 8,324,609 warrants outstanding at September 30, 2014 and December 31, 2013, respectively at a weighted-average price of $4.80 and $4.86, respectively.

Restricted Stock

On January 1, 2014, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 CytRx Corporation restricted shares of common stock of the Company pursuant to the 2008 Plan, of which 50,000 shares vested on June 30, 2014, and the remaining 50,000 shares will vest in equal monthly installments over the subsequent six months, provided that Dr. Levitt remains employed by the Company on each vesting date. The Company also granted to Dr. Levitt 100,000 restricted common stock of the Company pursuant to the 2008 Plan on December 31, 2012, which shares were fully vested as of June 30, 2014.  The fair value of the restricted stock is based on the market price of the Company’s common stock on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $627,000, and the fair value of the restricted shares granted on December 31, 2012 was $186,900. The stock-based compensation expense relating to restricted stock for the three-month and nine-month periods ended September 30, 2014 was $158,013 and $468,887, respectively. The stock-based compensation expense relating to restricted stock for the three-month and nine-month periods ended September 30, 2013 was $47,006 and $139,484, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$38,421	$—	—	$38,421
Short-term investments	50,621	—	—	50,621
Warrant liability	—	—	(4,622)	(4,622)

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$10,281	$—	$—	$10,281
Short-term investments	27,085	—	—	27,085
Warrant liability	—	—	(24,182)	(24,182)

Liabilities measured at market value on a recurring basis include warrant liability resulting from the Company’s July 2009 and August 2011 equity financings. In accordance with ASC 815-40, the warrant liability are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized gain of $19.6 million recognized and the gain is presented in the Condensed Statement of Operations (see Note 7).

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at September 30, 2014 or 2013.

10.           Liquidity and Capital Resources

At September 30, 2014, the Company had cash and cash equivalents of approximately $39.4 million and short-term investments of approximately $50.6 million.  Management believes that the Company’s current cash and cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2014 and the first nine months of 2015 of approximately $62.6 million, which includes approximately $48.0 million for its clinical programs for aldoxorubicin, approximately $1.9 million for pre-clinical development of new albumin-binding cancer drug candidates, approximately $4.2 million for general operation of its clinical programs, and approximately $8.5 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and the Company’s actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval and successfully commercializes aldoxorubicin or other product candidates, the Company anticipates it could take several years, for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible strategic partnerships until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, seek to license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company.

11.           Equity Transactions

On January 1, 2014, the Company granted 100,000 shares of restricted stock to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer (see Note 8), which resulted in non-cash expense of $0.5 million for the nine-month period ended September 30, 2014.

On February 5, 2014, the Company completed an $86.0 million underwritten public offering, in which it sold and issued 13.2 million shares of common stock at a price of $6.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $80.5 million.

On March 15, 2014, the Company issued 200,000 common shares and warrants to purchase 25,000 common shares to KTB Tumorforschungs GmbH, or “KTB,” the licensor of aldoxorubicin, in connection with the establishment of the Company’s Freiburg, Germany research and development laboratory. The fair value of the newly-issued shares was $0.8 million.

In the first quarter of 2014, the Company issued approximately 278,000 common shares for $0.4 million resulting from the exercise of warrants.

On October 15, 2013, the Company completed a $25.9 million underwritten public offering, in which it sold and issued 11.5 million shares of common stock at a price of $2.25 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $24.1 million.

12.           Income Taxes

The Company has completed an analysis of changes in ownership and has concluded that the federal and state net operating loss carryforwards as of December 31, 2013 of $191.9 million and $112.4 million, respectively are not subject to limitation under Section 382 of the Internal Revenue Code.

13.           Commitments and contingencies

Commitments

The Company has an agreement with KTB for the exclusive license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, the Company must make payments to KTB in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. In the nine months ended September 30, 2014, the Company met two clinical milestones, resulting in total payments of $2.0 million to KTB.  The Company also agreed to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);

•	a percentage of non-royalty sub-licensing income (as defined in the agreement); and

•	milestones of $1 million for each additional final marketing approval that we obtain.

In the event that the Company must pay a third party in order to exercise our rights to the intellectual property under the agreement, the Company will deduct a percentage of those payments from the royalties due KTB, up to an agreed upon cap.

Contingencies

The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. As previously reported in the Company’s Quarterly Report filed with the SEC on August 6, 2014, on June 13, 2014, three purported securities class action lawsuits pending in the United States District Court for the Central District of California, were consolidated in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired the publicly traded securities of CytRx between November 20, 2013 and March 13, 2014, against CytRx, certain Company officers and directors, a freelance writer, and certain underwriters. The complaint alleges that certain of the defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleges that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in the shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement on Form 424(b)(2) filed with the SEC on January 31, 2014. These allegations arise out of the Company’s alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint seeks damages, including interest, in an unspecified amount, reasonable costs and attorneys’ fees, and any equitable, injunctive, or other relief that the court may deem just and proper.

Also, on April 3, 2014, as previously reported, a purported class action lawsuit was filed against the Company and certain officers and each director, as well as certain underwriters, in the Superior Court of California, County of Los Angeles, captioned Rajasekaran v. CytRx Corporation, et al., BC541426. The complaint purports to be brought on behalf of all shareholders who purchased or otherwise acquired the Company’s common stock pursuant and/or traceable to the Company’s secondary common stock offering, which closed on February 5, 2014. The complaint alleges that defendants violated the federal securities laws by making materially false and misleading statements in filings with the SEC. The complaint seeks compensatory damages in an unspecified amount, rescission, and attorney’s fees and costs.  On October 14, 2014, the court granted the parties’ joint ex parte motion to stay this proceeding pending resolution of motions to dismiss in the related federal action, In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx).

As previously reported, on July 3, 2014, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California, captioned Fishman v. Kriegsman, et al., 2:14-cv-05169, against nominal defendant CytRx and certain officers and each director of the Company.  The complaint alleges breach of fiduciary duties, corporate waste, gross mismanagement, and unjust enrichment in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company.  The complaint seeks damages, restitution, corporate governance reforms, and attorney’s fees and costs.  On September 3, 2014, plaintiff filed a notice to voluntarily dismiss this action against all parties without prejudice, which the court granted on September 9, 2014.

On June 13, 2014, the Delaware Court of Chancery consolidated Schwartz v. Ignarro, et al., Case No. 9864, Johnson v. Ignarro, et al., Case No. 9884, and Silverberg v. Kriegsman, et al., Case No. 9919, three shareholder derivative lawsuits described in our Quarterly Report filed with the SEC on August 6, 2014.  The allegations in the Schwartz and Johnson complaints relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers.  The allegations in the Silverberg complaint relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers as well as the Company’s alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company.  A consolidated complaint was filed on October 9, 2014.

On August 14, 2014, a shareholder derivative lawsuit, captioned Pankratz v. Kriegsman, et al., 2:14-cv-06414-PA-JPR, was filed in the United States District Court for the Central District of California against CytRx, as nominal defendant, and certain officers and each director.  The complaint alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, insider selling and misappropriation of information in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers.  The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action.

On August 15, 2014, a shareholder derivative complaint, captioned Taylor v. Kriegsman, et al., 2:14-cv-06451, was filed in the United States District Court for the Central District of California against CytRx, as nominal defendant, and certain officers and each director.  The complaint alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, unjust enrichment, insider selling and misappropriation of information in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers.  The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action.

On October 8, 2014, the court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, the Company and the individual defendants filed motions to dismiss the consolidated Pankratz and Taylor cases or, in the alternative, to stay the cases.

The Company intends to vigorously defend against the foregoing complaints. The Company has directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. As of September 30, 2014, the Company has incurred legal expenses of $4.5 million, of which approximately $3.4 million was submitted to its insurance carrier for reimbursement, which is included in the Receivables on the accompanying Condensed Balance Sheet. The liability insurance may not cover all of the future liabilities the Company may incur in connection with the foregoing matters. The Company records accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Based on the very early stage of litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  The Company evaluates developments in legal proceedings and other matters on a quarterly basis.

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

Overview

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin.  We have initiated under an SPA a pivotal Phase 3 global trial with aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and recently announced that we have received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial.  We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors.  We have completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for soft tissue sarcomas, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.  We plan to expand our pipeline of oncology candidates at our new laboratory facilities in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 14.6 million  shares for each of the three-month and nine-month periods ended September 30, 2014, and 11.5 million  shares for each of the three-month and nine-month periods ended September 30, 2013, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

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

Investment in Mast Therapeutics, Inc.

On April 8, 2011, Mast Therapeutics, Inc. (formerly “ADVENTRX Pharmaceuticals”) completed its acquisition of SynthRx, Inc., in which we held a 19.1% interest. As a result of the transaction, we received approximately 126,000 shares of common stock of Mast Therapeutics, which we sold on October 11, 2011 for $112,200.  In June 2012, we received an additional 38,196 shares of common stock of Mast Therapeutics that had been held in an escrow established in connection with the acquisition, which we sold on June 6, 2012 for $17,900.  We received an additional 92,566 shares in January 2013 and an additional 47,745 shares in June 2013, all of which shares were sold in June 2013 for $60,566. If all of the development milestones under the acquisition agreement were to be achieved, we would be entitled to receive up to 2.8 million additional Mast Therapeutics shares. At the time of the sale, our former interest in SynthRx had a zero carrying value.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At September 30, 2014, we had cash and cash equivalents of approximately $39.4 million and short-term investments of approximately $50.6 million.  Management believes that our current cash on hand and short-term investments will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2014 and the first nine months of 2015 of approximately $62.6 million, which includes approximately $48.0 million for our clinical programs for aldoxorubicin, approximately $1.9 million for pre-clinical development of new albumin-binding cancer drugs, approximately $4.2 million for general operation of our clinical programs, and approximately $8.5 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

We recorded a net loss in the nine-months ended September 30, 2014 of $16.7 million as compared to a net loss in the comparative 2013 period of $20.3 million, or a decrease of $3.6 million.  This decrease in the comparative periods was due to a gain on warrant derivative liability in the current nine-months period of $19.6 million as compared to a loss in the nine-months ended September 30, 2013 of $3.2 million, for a swing of $22.8 million.This was largely offset by an increase in our research and development expenditures in the current nine-months period of $16.2 million, resulting from increased expenditures associated with our clinical programs for aldoxorubicin.

The general and administrative expenses in the current nine-months period also increased by approximately $2.7 million, due to compensation increases of approximately $0.7 million, additional legal fees of approximately $1.5 million associated with legal proceedings described in Note 13 of the notes to our financial statements, and approximately $0.4 million of additional non-cash expenses.

We purchased $57.1 million and sold $33.6 million of short-term investments, for a net increase of $23.5 million in the nine-month period ended September 30, 2014, as compared to proceeds from the sale of short-term investments of $7 million in the comparative 2013 period. We utilized approximately $0.6 million for capital expenditures in the nine-month period ended September 30, 2014 as compared to approximately $22,000 in the comparable 2013 period, due to the opening of our German branch. We do not expect any significant capital spending during the next 12 months.

We raised net proceeds of $80.5 million from a public offering in the nine-month period ended September 30, 2014, and there were no public offerings in the comparable 2013 period. We received $0.4 million from the exercise of options and warrants in the nine-month period ended September 30, 2014, as compared to $933 in the comparative 2013 period.

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

Results of Operations

We recorded a net loss of approximately $5.6 million and $16.7 million for the three-month and nine-month periods ended September 30, 2014, respectively, as compared to a net loss of approximately $10.0 million and $20.3 million for the three-month and nine-month periods ended September 30, 2013, respectively. In the current three-month period, we recorded a gain on warrant derivative liability of $7.3 million, as compared to a loss on warrant deriviative liability of $4.0 million in the comparative period, for a difference of $11.3 million. This was partially offset by an increase in our research and development expenditures of  $6.6 million.

We recognized no licensing revenue in each of the three-month periods ended September 30, 2014 and 2013. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2014, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended September 30,		Nine-month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Research and development expenses	$10,258	$3,905	$26,019	$11,506
Non-cash research and development expenses	158	47	1,385	140
Employee stock option expense	213	53	623	156
Depreciation and amortization	9	9	28	27
	$10,638	$4,014	$28,055	$11,829

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $10.3 million and $26.0 million for the three-month and nine-month periods ended September 30, 2014, respectively, and $3.9 million and $11.5 million, respectively, for the same periods ended September 30, 2013.

Research and development expenses incurred during the three-month period ended September 30, 2014 related primarily to our aldoxorubicin clinical program.  In the three-month and nine-month periods ended September 30, 2014, the development expenses of our program for aldoxorubicin were $9.1 million and $23.3 million, respectively, as compared to $3.1 million and $9.9 million for the same periods in 2013, respectively. The 2014 aldoxorubicin program expenses include milestone payments to the licensor of zero and $2.0 million, respectively, for the three-month and nine-month periods ended September 30, 2014, respectively. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $0.2 million and $1.4 million of non-cash stock option and warrant expense in the three-month and nine-month periods ended September 30, 2014, respectively, as compared to $47,000 and $0.1 million in the comparative 2013 periods, respectively.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
General and administrative expenses	$1,987	$1,492	$6,990	$4,673
Non-cash general and administrative expenses	24	272	377	451
Employee stock option expense	380	203	1,018	590
Depreciation and amortization	22	21	68	62
	$2,413	$1,988	$8,453	$5,776

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.0 million and $7.0 million for the three-month and nine-month periods ended September 30, 2014, respectively, and $1.5 million and $4.7 million, respectively, for the same periods in 2013. Our general and administrative expenses in the current nine-months period, excluding stock option expense, non-cash expenses and depreciation and amortization, increased by approximately $2.3 million, due to compensation increases of approximately $0.7 million, additional legal fees of approximately $1.5 million associated with legal proceedings described in Note 13 of the notes to our financial statements.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $79,000 and $239,000 for the three-month and nine-month periods ended September 30, 2014, respectively, as compared to $31,000 and $107,000, respectively, for the same periods in 2013. This increase was related to the increase in cash and cash equivalents and short term investments.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2014, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1A. — Legal Proceedings

The disclosure set forth in Note 13 to our financial statements is herein incorporated by reference.

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
CytRx Corporation

Date: November 4, 2014	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document