Form 10-K
period 2014-12-31
CYTRX CORP
filed 2015-03-10
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Based on the closing price of the Registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2014 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $147 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant's common stock as of March 10, 2015 was 55,722,711, exclusive of treasury shares.

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

INDUSTRY DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry, including our general expectations and market opportunity, is based on information from our own management estimates and research, as well as from industry and general publications and research, surveys and studies conducted by third parties. Management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. In addition, assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described below in the “Risk Factors” section of this Annual Report.  These and other factors could cause our future performance to differ materially from our assumptions and estimates.

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

COMPANY OVERVIEW

We are a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We have reported positive top-line efficacy results (median progression-free survival, progression-free survival at six months, overall response rates, hazard ratios and overall survival) from our completed, global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios - the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period - are an important measure of the reliability and uniformity of the absolute data for progression-free survival, or PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities seen with administration of doxorubicin alone.

In the first quarter of 2014, we initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy, and we have received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or animal health concerns were to arise or we were to subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication.

We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. We have completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for STS, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.

We plan to expand our pipeline of oncology candidates through our drug-development activities at our laboratory facility in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater drug concentration at tumor sites.

We are a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648.

OUR PRODUCT CANDIDATE PIPELINE

The following table summarizes our product candidates and their current or impending stages of development:

Technology	Product candidate	Indication(s)	Stage of Development
Doxorubicin conjugate	Aldoxorubicin	Soft Tissue Sarcoma	Pivotal Global Phase 3 ongoing
Global Phase 2b completed
		Small-Cell Lung Cancer	Global Phase 2b ongoing
		Glioblastoma Multiforme	Phase 2 ongoing
		Kaposi’s Sarcoma	Phase 2 ongoing
		Combination with ifosfamide	Phase 1b ongoing
		Combination with gemcitabine	Phase 1b ongoing
New albumin-binding drug conjugates	To be announced	To be announced	Pre-clinical

OUR CLINICAL DEVELOPMENT PROGRAMS

Our current clinical development programs are discussed below.

Aldoxorubicin

Aldoxorubicin is a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is concentrated at the site of tumors. Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin. In the first quarter of 2014, we initiated under an SPA granted by the FDA a pivotal, global Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy.

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

Our postulated mechanism of action for aldoxorubicin is as follows:

•	after administration, aldoxorubicin rapidly forms a covalent bond to circulating albumin through an acid-sensitive linker;

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

Pre-clinical data. In a variety of preclinical models, aldoxorubicin was superior to doxorubicin at equitoxic doses in its ability to allow an increase in the total doxorubicin dose, its antitumor efficacy and its safety, including a reduction in cardiotoxicity. Animal studies conducted by aldoxorubicin inventor Dr. Felix Kratz demonstrated statistically significant efficacy compared to both placebo and native doxorubicin against breast, ovarian, pancreatic and small cell lung cancers growing in immunodeficient mice.

We have also announced additional data from a study of aldoxorubicin in immunodeficient mice transplanted with human glioblastoma cells in their brain that showed those animals treated with aldoxorubicin had a median survival rate of more than 63 days, compared with approximately 25 days for animals treated with doxorubicin or saline. The data, published in the journal Neoplasia in October 2014, also indicated evidence of drug concentration inside tumors growing in the brain, but not in normal brain tissue, and significant tumor regression in aldoxorubicin-treated animals, while doxorubicin did not appear to enter the tumor or brain to any significant degree and showed little or no efficacy in the progression of these brain tumors. Aldoxorubicin significantly reduced the number of dividing cells within the brain tumors in this trial and showed a statistically relevant increased expression of apoptosis or cell death markers.

Clinical data. A Phase 1 study of aldoxorubicin that demonstrated safety and objective clinical responses in several tumor types was completed in 2005, presented at the March 2006 Krebskongress meeting in Berlin, Germany, and published in Clinical Cancer Research in August 2007. In this study, doses were administered every three weeks at up to six times the standard dose of doxorubicin without an increase in the types of side effects compared with those historically observed with native doxorubicin. Of 35 evaluable patients, 23 had either an objective clinical (partial) response or stable disease. Objective clinical responses were observed in patients with STS, breast and small cell lung cancers.

We completed a Phase 1b/2 clinical trial with aldoxorubicin in patients with advanced solid tumors who had either relapsed or failed to respond to their prior chemotherapy and presented favorable data at the American Society for Clinical Oncology Meeting in June 2012. In that Phase 1b/2 clinical trial, clinical benefit (defined as partial response or stable disease of more than four months) was shown in ten of 13 (76.9%) evaluable patients with relapsed or refractory STS. The median number of cycles of aldoxorubicin administered at the maximum tolerable dose was eight.  The results of this clinical trial were published online in October 2014 in the journal Cancer.

In addition, best responses for the 13 evaluable STS trial subjects included the following: five (38.5%) achieved partial response, as defined as shrinkage of target tumors of more than 30%; six (46%) showed prolonged stable disease (defined as tumor shrinkage <30% from baseline or tumor growth <20% from the nadir); eight (61.5%) had tumor shrinkage; and five of eight patients (62.5%) who demonstrated either partial responses or prolonged stable disease after treatment with aldoxorubicin had been previously treated with doxorubicin and had failed to respond. There were no observed cardiac toxicities and no drug-related patient deaths. The most common adverse event, neutropenia, also observed with doxorubicin treatment, resolved prior to the start of the next treatment. Final observed median PFS for advanced STS patients in the trial was 11.25 months, and median overall survival was 21.71 months (Publication in Cancer Oct 13 2014). In addition, following 8 cycles of aldoxorubicin, two patients experienced no progression of disease for 23 and 15 months, respectively, despite no further treatment.

In connection with our Phase 1b pharmacokinetics clinical trial evaluating the pharmacokinetics and safety of aldoxorubicin in patients with metastatic solid tumors who have either relapsed or not responded to treatment with standard therapies, we announced data demonstrating that aldoxorubicin has a distribution half-life of approximately 20 to 24 hours, with a narrow volume of distribution to healthy tissue and slow clearance from the circulation. These characteristics distinguish aldoxorubicin from doxorubicin, which has a distribution half-life of about five minutes according to its package insert.  Complete details from this Phase 1b trial were published online in the journal Investigational New Drugs in November 2014.

We recently completed our global Phase 2b clinical trial to evaluate the preliminary efficacy and safety of aldoxorubicin as a first-line therapy in patients with advanced STS who are ineligible for surgery, which was initiated in December 2011. The Phase 2b clinical trial provided the first direct clinical trial comparison of aldoxorubicin and native doxorubicin, which is dose-limited due to toxicity, as a first-line therapy.

The Phase 2b clinical trial with aldoxorubicin in patients with STS was an international trial in 31 treatment centers under the direction of Sant P. Chawla, M.D., F.R.A.C.P., Director of the Sarcoma Oncology Center in Santa Monica, California. The Phase 2b clinical trial’s primary objectives were to measure the PFS, tumor response and overall survival of patients with advanced STS treated with aldoxorubicin. This clinical trial also assessed the safety of aldoxorubicin compared to doxorubicin in this patient population through a number of indicators, including the frequency and severity of adverse events.

In our 123-subject clinical trial, subjects with advanced STS were administered either 350 mg/m2 of aldoxorubicin (83 subjects) or 75 mg/m2 of doxorubicin (40 subjects) every three weeks for up to six cycles. Subjects were followed every six weeks with CT scans to monitor tumor size. The primary endpoint was PFS as determined by a blinded radiology review performed at an independent central radiology laboratory. Secondary endpoints included overall response rates (complete and partial) and PFS at six months for each group, and overall survival.

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

Additional analysis determined hazard ratios for the primary endpoint of PFS by both investigators at study sites and by the blinded radiology review. The hazard ratio for investigator-read scans is 0.37 (95% confidence interval, range of 0.212 to 0.643) (p=0.0004), reflecting a 63% reduction in the risk of disease progression for patients treated with aldoxorubicin; and the hazard ratio for central lab scans is 0.586 (95% confidence interval, range of 0.358 to 0.960) (p=0.034), reflecting a 41% reduction in the risk of disease progression for the aldoxorubicin-treated patients. Hazard ratios are an important measure of the reliability and uniformity of the data for PFS, and where the upper limit is less than one indicates that there is a significant difference between the two study groups.

We also reported that a Kaplan-Meier analysis of the trial results, which analysis describes the time it takes for tumors to progress in individual patients, showed significant improvement in subjects treated with aldoxorubicin versus subjects treated with doxorubicin.

The overall survival results from the clinical trial demonstrated a 27 percent reduction in the risk of death compared to patients treated with doxorubicin (HR 0.73: 95% confidence interval 0.44-1.20), the current standard-of-care in this indication. In addition, aldoxorubicin-treated patients demonstrated a 41% likelihood of surviving more than 2 years, a 2-fold increase, compared to a 20% probability for doxorubicin-treated patients. Median overall survival was 16.0 months (95% confidence interval 13.1-not reached) for aldoxorubicin-treated patients versus 14.4 months (95% confidence interval 8.7-20.9) for doxorubicin treated patients (p=0.21). For treatment-naive patients, representing 90% of the patients in the clinical trial, median overall survival was 16.0 months (95% confidence interval 13.1-not reached) for aldoxorubicin-treated patients versus 14.0 months (95% confidence interval 8.7-20.1) for doxorubicin treated patients (p=0.14).

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

In the first quarter of 2014, we initiated a pivotal global Phase 3 clinical trial to evaluate the efficacy and safety of aldoxorubicin as a second-line treatment for patients with soft tissue sarcoma (STS) under a Special Protocol Assessment with the FDA. This multicenter, randomized, open-label Phase 3 clinical trial is designed to enroll approximately 400 patients with metastatic, locally advanced or unresectable soft tissue sarcomas who have either not responded to, or have progressed following treatment with, one or more systemic regimens of non-adjuvant chemotherapies. Trial patients will be randomized 1:1 to be treated with aldoxorubicin or the investigator’s choice of an approved chemotherapeutic regimen, including doxorubicin, ifosfamide dacarbazine, pazopanib (Votrient®), or gemcitabine plus docetaxel, with up to three comparator regimens to be selected by the investigator at each clinical site. The primary endpoint of the study is progression-free survival (PFS), and secondary endpoints include overall survival, response rates and safety. In January 2014, the Company announced it has received approval from the FDA to amend the Phase 3 protocol to continue dosing patients with aldoxorubicin until disease progression (defined as an increase in the size of measurable tumors by 20% or the development of a new tumor lesion), which creates the potential for substantially improved Phase 3 efficacy results.

Following discussions with the FDA, the Phase 3 protocol has been agreed upon under a Special Protocol Assessment (SPA). As part of that assessment, the FDA agreed that the design and planned analysis of the study adequately addresses the objectives necessary to support a regulatory submission for approval.

The clinical trial will be conducted at approximately 85 clinical sites in the U.S., Europe, Canada, Latin America, Asia Pacific and Australia.

In September 2014, we initiated a global Phase 2b clinical trial evaluating aldoxorubicin compared to topotecan in subjects with extensive-stage small cell lung cancer (SCLC) who have relapsed or were refractory to prior chemotherapy. The open-label Phase 2b clinical trial is expected to enroll approximately 132 patients (1:1 randomization).  The primary endpoint is PFS and the secondary endpoints are OS, overall response rates (partial and complete) and the safety of aldoxorubicin compared to topotecan in this population.  The study is expected to involve approximately 40 clinical trial sites in the U.S., Spain, Italy and Hungary.

We are conducting a Phase 2 clinical trial to evaluate the preliminary efficacy and safety of aldoxorubicin in patients with unresectable glioblastoma whose tumors have progressed following prior treatment with surgery, radiation and with the drug temozolomide. The clinical trial is expected to enroll approximately 28 patients at sites including the John Wayne Cancer Center in Santa Monica, California, City of Hope in Duarte, California, and the LSU Medical Center in New Orleans, Louisiana.

We are conducting a Phase 2 clinical trial evaluating the preliminary efficacy of aldoxorubicin in patients with AIDS-related Kaposi’s sarcoma, a tumor usually associated with HIV infection in the U.S. The current standard-of-care for severe dermatological and systemic Kaposi’s sarcoma is liposomal doxorubicin (Doxil); however, a significant proportion of patients exhibit minimal or no clinical response to this agent, and the drug’s toxicity often prevents continued therapy. The Phase 2 trial is expected to enroll up to 30 patients and is being conducted at the LSU Medical Center in New Orleans, Louisiana.

We are also conducting a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. Since most chemotherapy agents are administered in combination with other chemotherapeutics, these studies will demonstrate the dose of aldoxorubicin that can be safely combined with two other chemotherapies that are commonly used to treated patients with sarcomas, pancreatic cancer, ovarian cancer and lung cancer.

Drug Discovery Laboratory

In October 2014, we commenced operations at our new discovery laboratory, located in Freiburg, Germany.  The new laboratory is conducting discovery and translational research to create drug candidates that utilize novel linker technologies that couple chemotherapeutic agents and proteins either inside the body or externally, and then concentrate drug in tumors.  Led by Felix Kratz, Ph.D., Vice President of Drug Discovery and inventor of aldoxorubicin, and Andre Warnecke, Ph.D., Senior Director of Drug Discovery, the discovery team is working to expand our novel albumin-binding anti-cancer drug pipeline using linkers that could also be successfully used to create antibody-drug conjugates.

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

Innovive Acquisition Agreement

On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage cancer product candidates, including aldoxorubicin and tamibarotene. Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. The earnout merger consideration, if any, will be payable in shares of our common stock, subject to specified conditions, or, at our election, in cash or by a combination of shares of our common stock and cash. Our common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of our common stock at the time the earnout merger consideration is paid. The earnout will be accrued if and when earned.

Research and Development

Expenditures for research and development activities related to continuing operations were $36.7 million, $17.5 million and $12.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, or approximately 74%, 63% and 60%, respectively, of our total expenses. For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Manufacturing

We do not have the facilities or expertise to manufacture supplies of aldoxorubicin or any of our other product candidates, and we lack the resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we are dependent upon third-party manufacturers, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for aldoxorubicin. However, we have no supply arrangements for the commercial manufacture of aldoxorubicin or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our products or to commercialize them.

Commercialization and Marketing

We currently have no sales, marketing or commercial product distribution capabilities or experience in marketing products.  If aldoxorubicin is approved, we expect to commercialize it in the United States with our own specialty sales force.

We have not yet defined our commercial strategy for aldoxorubicin for markets outside the United States, which strategy may include the use of strategic partners, distributors, a contract sales force or the establishment of our own sales force. We plan to further evaluate these alternatives as we approach approval for aldoxorubicin.

As additional product candidates advance through our pipeline, our commercial plans may change. In particular, some of our pipeline assets target potentially large solid tumor indications.  Factors such as clinical data, the size of the development programs, the size of the target market, the size of a commercial infrastructure, and manufacturing needs may influence our strategies in the United States, the European Union, and other territories.

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

As of March 9, 2015, we hold rights in four granted U.S. patents, 55 granted foreign patents, one pending U.S. application, two pending international applications (PCT), and nine pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from KTB Tumorforschungs GmbH to U.S. and foreign patents and patent applications. Patents and applications that cover pharmaceutical compositions of aldoxorubicin, processes for their production, and their use in treatment methods (e.g., cancer, (including glioblastoma), viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have unextended patent terms expiring between June 2020 and June 2034.

LICENSE AGREEMENTS

Aldoxorubicin

We have an agreement with KTB Tumorforschungs GmbH, or KTB, for the license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. The license is exclusive and worldwide, applies to all products that may be subject to the licensed intellectual property and may be used in all fields of use. We may sublicense the intellectual property in our sole discretion. Pursuant to an amendment to the license agreement entered into in March 2014, we also have a non-exclusive worldwide license to any additional technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.

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

Pursuant to the March 2014 license amendment, we additionally agreed to make a $500,000 milestone payment upon first dosing of a patient in a first phase I clinical trial for each product using the additional technology.  In the event that by February 28, 2017, no such payment has become due, we have agreed to pay KTB $500,000, which payment can be made, in our discretion, in cash or in shares of our common stock.  If we elect to make the payment in shares of common stock, our shares will be valued at the volume-weighted average price (VWAP) over the preceding 60 trading days, to be calculated on February 28, 2017.

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

The agreement will expire on a product-by-product basis upon the expiration of the subject patent rights. We have the right to terminate the agreement on 30 days’ notice, provided we pay a cash penalty to KTB. KTB may terminate the agreement if we are in breach and the breach is not cured within a specified cure period, or if we fail to use diligent and commercial efforts to meet specified clinical milestones.

-

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

STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or chemotherapy, or both, is the only option. Doxorubicin is the only approved first-line drug for treating STS patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, gemcitabine with docetaxel, dacarbazine and liposomal doxorubicin marketed in the United States as Doxil® by Johnson & Johnson. GlaxoSmithKline’s pazopanib (Votrient®) was approved in the United States and Europe in 2012 for the treatment of certain types of advanced STS following prior chemotherapy. There are other approaches to treating STS in clinical development, including Threshold Pharmaceuticals’ TH-302 currently in a Phase 3 clinical trial and Tracon Pharmaceuticals’ TRC-105 in combination with pazopanib.  In November 2014, the Janssen unit of Johnson & Johnson submitted a new drug application (NDA) to the United States FDA for trabectedin (Yondelis®) for the treatment of patients with advanced soft tissue sarcomas including leiomyosarcoma and liposarcoma, that have previously received an anthracycline and ifosfamide or an anthracycline followed by another  chemotherapy.  The US FDA granted a priority review for the trabectedin NDA in February 2015.  Trabectedin is being co-developed by Johnson & Johnson and PharmaMar.  In February 2015, Eisai announced that eribulin (Halaven®) met the primary endpoint of overall survival in patients with either adipocytic or leiomyosarcoma following prior treatment with an anthracycline and at least one additional regimen.

Patients with glioblastoma multiforme, or GBM, generally undergo invasive brain surgery, although disease progression following surgery is nearly 100%. The front-line therapy for GBM following surgery is radiation in combination with temozolomide (Temodar®). Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients progressing after prior therapy. Drugs in development to treat GBM include rindopepimut by Celldex Therapeutics, nivolumab by Bristol-Myers Squibb, DCVax by Northwest Biotherapeutics, TRC105 from Tracon Pharmaceuticals, veliparib by AstraZeneca and buparlisib by Novartis.

Treatment for newly diagnosed small cell lung cancer (SCLC) typically consists of cisplatin or carboplatin in combination with etoposide. Radiation may also be given for extensive-stage disease.  While first-line treatment can yield overall response rates of 50-80%, the duration of response is often less than 90 days.  For recurrent SCLC, topotecan (Hycamtin®) is standard therapy.  SCLC patients who are sensitive to first-line treatment may receive topotecan or the generic chemotherapeutic drugs irinotecan, taxanes, gemcitabine or vinorelbine.  Drugs in development for second-line SCLC include Bristol-Myers Squibb’s ipilumimab (Yervoy®) and SC16LD6.5 by Stem CentRx, Inc.

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

Employees

As of March 9, 2015, we had 26 employees, nine of whom were engaged in clinical development activities, eight of whom were engaged in preclinical research at our Freiburg, Germany laboratory, and nine of whom were involved in management and administrative operations.

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

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $30.1 million for the year ended December 31, 2014, $47.5 million for the year ended December 31, 2013 and $18.0 million for the year ended December 31, 2012. We had an accumulated deficit as of December 31, 2014 of $306.5 million. We are likely to continue to incur losses unless and until we are able to commercialize aldoxorubicin or one or more of our other existing or possible future product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

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

Our revenue was $0.1 million, $0.3 million and $0.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012. We will have no significant recurring revenue unless we are able to commercialize aldoxorubicin, our lead product candidate, or one or more of our existing or possible future product candidates, which may require us to first enter into license or other strategic arrangements with third parties.

At December 31, 2014, we had cash and cash equivalents of approximately $32.2 million and short-term investments of $45.6 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2015 of approximately $58.6 million, which includes approximately $43.9 million for our clinical programs for aldoxorubicin, approximately $2.0 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.8 million for general operation of our clinical programs and approximately $8.9 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize aldoxorubicin, or other product candidate, we anticipate it will take a minimum of two years, and likely longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, aldoxorubicin has shown encouraging preliminary clinical results in our Phase 2b clinical trial as a treatment for STS; however, these conclusions may not be reproduced in future clinical trial results, including the Phase 3 clinical trial testing aldoxorubicin as a treatment for STS. Accordingly, we, or any development partners, may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of aldoxorubicin for any indication.

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

                                                                                                                                                         -17-

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

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significiant ways and may not have the same effect, thus complicating compliance efforts.

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

STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or chemotherapy, or both, is the only option. Doxorubicin is the only approved first-line drug for treating STS patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, gemcitabine with docetaxel, dacarbazine and liposomal doxorubicin marketed in the United States as Doxil® by Johnson & Johnson. GlaxoSmithKline’s pazopanib (Votrient®) was approved in the United States and Europe in 2012 for the treatment of certain types of advanced STS following prior chemotherapy. There are other approaches to treating STS in clinical development, including Threshold Pharmaceuticals’ TH-302 currently in a Phase 3 clinical trial and Tracon Pharmaceuticals’ TRC-105 in combination with pazopanib.  In November 2014, the Janssen unit of Johnson & Johnson submitted a new drug application (NDA) to the United States FDA for trabectedin (Yondelis®) for the treatment of patients with advanced soft tissue sarcomas including leiomyosarcoma and liposarcoma, that have previously received an anthracycline and ifosfamide or an anthracycline followed by another  chemotherapy.  The US FDA granted a priority review for the trabectedin NDA in February 2015.  Trabectedin is being co-developed by Johnson & Johnson and PharmaMar.  In February 2015, Eisai announced that eribulin (Halaven®) met the primary endpoint of overall survival in patients with either adipocytic or leiomyosarcoma following prior treatment with an anthracycline and at least one additional regimen.

Patients with glioblastoma multiforme, or GBM, generally undergo invasive brain surgery, although disease progression following surgery is nearly 100%. The front-line therapy for GBM following surgery is radiation in combination with temozolomide (Temodar®). Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients progressing after prior therapy. Drugs in development to treat GBM include rindopepimut by Celldex Therapeutics, nivolumab by Bristol-Myers Squibb, DCVax by Northwest Biotherapeutics, TRC105 from Tracon Pharmaceuticals, veliparib by AstraZeneca and buparlisib by Novartis.

Treatment for newly diagnosed small cell lung cancer (SCLC) typically consists of cisplatin or carboplatin in combination with etoposide. Radiation may also be given for extensive-stage disease.  While first-line treatment can yield overall response rates of 50-80%, the duration of response is often less than 90 days.  For recurrent SCLC, topotecan (Hycamtin®) is standard therapy.  SCLC patients who are sensitive to first-line treatment may receive topotecan or the generic chemotherapeutic drugs irinotecan, taxanes, gemcitabine or vinorelbine.  Drugs in development for second-line SCLC include Bristol-Myers Squibb’s ipilumimab (Yervoy®) and SC16LD6.5 by Stem CentRx, Inc.

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

Drug discovery is a complex, time-consuming and expensive process, and we may not succeed in creating new product candidates.

Conducting drug discovery and pre-clinical development of our albumin-binding technology is a complex and expensive process that will take many years.  Accordingly, we cannot be sure whether or when our drug discovery and pre-clinical development activities will succeed in developing any new product candidates.  In addition, any product candidates that we develop in pre-clinical testing may not demonstrate success in clinical trials required for marketing approval.

Any deficiency in the design, implementation or oversight of our drug discovery and pre-clinical testing programs could cause us to incur significant additional costs, experience significant delays, prevent us from obtaining marketing approval for any product candidate that may result from these programs or abandon development of certain product candidates.  If any of these risks materializes, it could harm our business and cause our stock price to decline.

We have a limited operating history in drug discovery, which is inherently risky, and we may not succeed in addressing these risks.

We established our drug discovery laboratory and development program only in March 2014.  Accordingly, we have a limited operating history in conducting our own drug discovery programs.  We have not yet demonstrated the ability to successfully create new product candidates.  Consequently, there is limited information for investors to use as basis for assessing the viability of our drug discovery efforts.  Investors must consider the risks and difficulties inherent in drug discovery and pre-clinical activities, including the following:

•	difficulties, complications, delays and other unanticipated factors in connection with the development of new drugs;

•	competition from companies that have substantially greater assets and financial resources than we have;

•	our ability to anticipate and adapt to a competitive market and rapid technological developments;

•
our need to rely on multiple levels of complex financing agreements with outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry; and

•	our dependence upon key scientific personnel, including Felix Kratz, Ph.D. and Andre Warnecke, Ph.D.

We cannot be certain that we will successfully address these risks or that our drug discovery efforts will be successful.  In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected.  We also may be required to reduce or discontinue altogether our drug discovery and pre-clinical programs.

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

The market price of our common stock in 2014 ranged from $2.08 to $8.35 per share, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:

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

As of December 31, 2014, there were outstanding stock options and warrants to purchase approximately 17.4 million shares of our common stock at a weighted-average exercise price of $3.46 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 5,739 square feet of office and storage space and expires in February 2020.  Effective March 1, 2015, our monthly rental payments will be $19,226 per month, subject to annual increases.  In addition to the monthly rent, we will be responsible for paying our allocable portion of operating expenses.  We have an option to extend the term of the lease for a five-year period and a right of first offer during the extended lease term to lease any available space on the sixth floor of the premises, subject to the terms and conditions set forth in the lease agreement.  We also lease additional storage space for approximately 540 square feet. This lease expires in February 2020, and requires us to make monthly payments of $1,110, subject to annual increases.

We lease laboratory space in Freiburg, Germany, covering approximately 376 square meters (4,047 square feet).  The lease expires in April 2017, and currently requires us to make monthly payments of 3,705 Euros (approximately $4,200), subject to annual increases.  We have an option to extend the term of the lease for additional three-year periods.

Item 3. LEGAL PROCEEDINGS

As previously reported in the Company’s Quarterly Report filed with the SEC on November 4, 2014, on June 13, 2014, three purported securities class action lawsuits pending in the United States District Court for the Central District of California, were consolidated in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired the publicly traded securities of CytRx between November 20, 2013 and March 13, 2014, against CytRx, certain Company officers and directors, a freelance writer, and certain underwriters. The complaint alleges that certain of the defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleges that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in the shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement on Form 424(b)(2) filed with the SEC on January 31, 2014. These allegations arise out of the Company’s alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint seeks damages, including interest, in an unspecified amount, reasonable costs and attorneys’ fees, and any equitable, injunctive, or other relief that the court may deem just and proper.  On December 5, 2014, CytRx and the individual defendants filed a motion to dismiss the complaint. The Court was scheduled to hear argument on this motion on March 2, 2015. On February 25, 2015, the Court took this motion under submission and took the hearing off the calendar.

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

On June 13, 2014, the Delaware Court of Chancery consolidated Schwartz v. Ignarro, et al., Case No. 9864, Johnson v. Ignarro, et al., Case No. 9884, and Silverberg v. Kriegsman, et al., Case No. 9919, three shareholder derivative lawsuits described in our Quarterly Report filed with the SEC on August 6, 2014.  The allegations in the Schwartz and Johnson complaints relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers.  The allegations in the Silverberg complaint relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers as well as the Company’s alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company.  A consolidated complaint was filed on October 9, 2014. On November 10, 2014, CytRx and the individual defendants filed a motion to dismiss the complaint or, in the alternative, to stay the action. The Delaware Court of Chancery heard argument on the motions on January 8, 2015. The Court denied the motion to dismiss and granted in part and denied in part the motion to stay. More specifically, the Court allowed plaintiffs to immediately pursue their claims relating to the December 2013 grant of stock options.

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

On October 8, 2014, the Court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, the Company and the individual defendants filed motions to dismiss the consolidated Pankratz and Taylor cases or, in the alternative, to stay the cases.  On January 9, 2015, the court stayed the action pending the resolution of the consolidated Delaware derivative action.

The Company intends to vigorously defend against the foregoing complaints. The Company has directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. As of December 31, 2014, the Company has incurred legal expenses of $6.3 million, of which approximately $5.3 million was submitted to its insurance carrier for reimbursement, $1.9 million of which is included in the Receivables on the accompanying Balance Sheet. The liability insurance may not cover all of the future liabilities the Company may incur in connection with the foregoing matters. The Company records accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Based on the very early stage of litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  The Company evaluates developments in legal proceedings and other matters on a quarterly basis.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	High	Low
Fiscal Year 2014:
Fourth Quarter	$3.20	$2.08
Third Quarter	$4.25	$2.54
Second Quarter	$5.46	$2.78
First Quarter	$8.35	$3.15

Fiscal Year 2013:
Fourth Quarter	$6.79	$2.09
Third Quarter	$3.65	$2.02
Second Quarter	$2.94	$1.95
First Quarter	$3.07	$1.83

Holders

On March 10, 2015, there were approximately 670 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Excercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	727,631	$7.09	—
2008 Stock Incentive Plan	9,277,394	2.52	719,034
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	7,349,760	4.27	—
Total	17,354,785	$3.45	719,034
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

Comparison of Cumulative Total Returns

	December 31,
	2010	2011	2012	2013	2014
CytRx Corporation	90.18	25.00	23.85	79.97	34.95
The NASDAQ Stock Market Index	118.02	117.04	137.47	192.62	221.02
The NASDAQ Pharmaceutical Index	108.40	116.03	154.38	254.51	332.21

Recent Issuances of Unregistered Securities

None.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2014.

Item 6. SELECTED FINANCIAL DATA

General

The following selected financial data are derived from our audited financial statements. Our financial statements for 2014, 2013 and 2012 have been audited by BDO USA, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand (except for per share data).

	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue
Licensing revenue	$100,000	$300,000	$100,000	$250,000	$100,000
Total revenue	$100,000	$300,000	$100,000	$250,000	$100,000

Net income (loss) applicable to common stockholders	$(30,118,000)	$(47,485,000)	$(17,964,000)	$(14,425,000)	$408,000
Basic and diluted income (loss) per share applicable to common stock	$(0.55)	$(1.44)	$(0.78)	$(0.80)	$0.03

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$77,840,000	$38,568,000	$38,344,000	$36,046,000	$26,892,000
Long term obligations and redeemable preferred stock	$—	$—	$—	$—	$—
Total assets	$85,693,000	$41,500,000	$40,232,000	$37,854,000	$36,697,000
Total stockholders’ equity	$67,911,000	$10,661,000	$30,166,000	$24,254,000	$30,568,000

Factors Affecting Comparability

In February 2014, we completed an $86.0 million underwritten public offering, in which we sold and issued 13.2 million shares of common stock at a price of $6.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $80.5 million.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the discussion under “Selected Financial Data” and our financial statements included in this Annual Report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under the caption “Risk Factors” and elsewhere in this Annual Report.

Overview

CytRx Corporation

We are a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We have reported positive top-line efficacy results (median progression-free survival, progression-free survival at six months, overall response rates, hazard ratios and overall survival) from our completed, global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios - the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period - are an important measure of the reliability and uniformity of the absolute data for progression-free survival, or PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities seen with administration of doxorubicin alone.

In the first quarter of 2014, we initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy, and we have received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or animal health concerns were to arise or we were to subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication.

We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. We have completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for STS, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.

We plan to expand our pipeline of oncology candidates through our drug development activities at our laboratory facility in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater drug concentration at tumor sites.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants. We also have received limited funding from our strategic partners and licensees.

At December 31, 2014, we had cash and cash equivalents of approximately $32.2 million and short-term investments of $45.6 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2015 of approximately $58.6 million, which includes approximately $43.9 million for our clinical programs for aldoxorubicin, approximately $2.0 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.8 million for general operation of our clinical programs and approximately $8.9 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Research and Development

Expenditures for research and development activities related to continuing operations were $36.7 million, $17.5 million and $12.7 million, respectively, for the years ended December 31, 2014, 2013 and 2012, or approximately 74%, 63% and 60%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

Our currently projected expenditures for 2015 include approximately $43.9 million for our clinical programs for aldoxorubicin, approximately $2.0 million for pre-clinical development of new albumin-binding cancer drugs and approximately $3.8 million for general operation of our clinical programs. The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical programs, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605-25, Revenue Recognition – Multiple-element Arrangements (“ASC 605-25”). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.

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

Stock-based Compensation

Our stock-based employee compensation plans are described in Note 13 of the Notes to Financial Statements. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 17.4 million, 14.7 million and 11.0 million shares at December 31, 2014, 2013 and 2012, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Quarterly Financial Data

The following table sets forth unaudited statements of operations data for each quarter during our most recent two fiscal years. This quarterly information has been derived from our unaudited condensed financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The quarterly financial data should be read in conjunction with our condensed financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014
Total revenue	$—	$—	$—	$100
Net income (loss)	$4,665	$(15,719)	$(5,625)	$(13,439)
Net income (loss) applicable to common stockholders	$4,665	$(15,719)	$(5,625)	$(13,439)
Basic income ( loss) per share applicable to common stock	$0.09	$(0.28)	$(0.10)	$(0.24)
Diluted income (loss) per share applicable to common stock	$0.08	$(0.28)	$(0.10)	$(0.24)

2013
Total revenue	$—	$200	$—	$100
Net loss	$(6,864)	$(3,423)	$(9,980)	$(27,218)
Net loss applicable to common stockholders	$(6,864)	$(3,423)	$(9,980)	$(27,218)
Basic and diluted loss per share applicable to common stock	$(0.23)	$(0.11)	$(0.33)	$(0.68)

    Quarterly and yearly income (loss) per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year. In 2014 and 2013, we incurred $3.9 million  and $3.1 million, respectively, in employee non-cash compensation expenses.

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

At December 31, 2014, we had cash and cash equivalents of approximately $32.2 million and short-term investments of $45.6 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2015 of approximately $58.6 million, which includes approximately $43.9 million for our clinical programs for aldoxorubicin, approximately $2.0 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.8 million for general operation of our clinical programs and approximately $8.9 million for other general and administrative expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

If we obtain marketing approval and successfully commercialize aldoxorubicin or other product candidate, we anticipate it will take two years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

Discussion of Operating, Investing and Financing Activities

Net loss for the year ended December 31, 2014 was $30.1 million, and cash used for operating activities for that period was $40.6 million. The net loss for the year reflects $6.6 million for stock option and warrant expense, and non-cash gain of $19.1 million on the fair value adjustment of the warrant liability.

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

For the year ended December 31, 2014, $19.5 million was used for investing activities. This included $18.5 million net for the purchase of short-term investments and the remainder for purchase of equipment and furnishings, primarily for our laboratory in Freiburg, Germany.

For the year ended December 31, 2013, $3.1 million was used for investing activities. This included $3.1 million net for the purchase of short-term investments.

For the year ended December 31, 2012, $6.1 million was used for investing activities. This included $5.9 million net for the purchase of short-term investments.

Cash provided by financing activities for the year ended December 31, 2014 was $80.8 million, which included $80.5 million of net proceeds received from our February 2014 public offering.

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

                                                                                                                                                                                                             -34-

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)	Employment Agreements (2)	Subtotal	Research and Development (3)	Total
2015	$324	$2,915	$3,239	$26,803	$30,042
2016	296	1,000	1,296	18,142	19,438
2017	310	1,000	1,310	7,367	8,677
2018	277	1,000	1,277	1,310	2,587
2019	278	—	278	—	278
Thereafter	59	—	59	—	59
Total	$1,544	$5,915	$7,459	$53,622	$61,081

(1)	Operating leases are primarily our facility lease obligations, as well as equipment and software lease obligations with third party vendors.

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

Net Operating Loss Carryforwards

At December 31, 2014, we had federal and state net operating loss carryforwards of $227.5 million and $157.5 million, respectively, available to offset against future taxable income, which expire in 2015 through 2034.

As a result of a change in-control that occurred in the CytRx shareholder base, approximately $62.3 million in federal net operating loss carryforwards became substantially limited in their annual availability. We currently believe that the remaining $165.2 million in federal net operating loss carryforwards, and the $157.5 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2014, we also had research and development and alternative minimum tax credits for federal and state purposes of approximately $12.2 million and $17.4 million, respectively, available for offset against future income taxes, which expire in 2022 through 2034. Based on an assessment of all available evidence including, but not limited to, our limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

We incurred a net loss of $30.1 million, $47.5 million and $18.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014, 2013 and 2012, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by our licensees. During 2015, we are not anticipating any significant service or license fees revenue.

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

Research and Development

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Research and development expenses	$34,203	$17,072	$12,338
Non-cash research and development expenses	1,543	186	—
Employee stock and stock option expense	932	242	346
Total	$36,678	$17,500	$12,684

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during 2014, 2013 and 2012 relate to our various development programs. In 2014, our research and development expenses increased over 2013 as we initiated our pivotal, global Phase 3 clinical trial with aldoxorubicin as a second-line treatment for STS and completed our global Phase 2b clinical trial with aldoxorubicin as a first-line treatment for STS. In 2014, we also continued our Phase 2 clinical trial with aldoxorubicin in patients with late-stage glioblastoma (brain cancer), and initiated a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. In 2014, our development costs included approximately $29.9 million for our clinical programs for aldoxorubicin, approximately $1.0 million for pre-clinical development of new albumin-binding cancer drugs and approximately $3.3 million for general operation of our clinical programs. None of our research and development costs have ever been capitalized.

As compensation to consultants, or in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. In 2014, we recorded $1.5 million of non-cash expense, as compared to $0.2 million in 2013 and $0 in 2012. In 2014, we recorded $0.9 million of employee stock and stock option expense, as compared to $0.2 million in 2013 and $0.3 million in 2012.

In 2015, we expect our research and development expenses to increase significantly primarily as a result of our pivotal Phase 3 global trial of aldoxorubicin and our global Phase 2b clinical trial in small cell lung cancer.

General and Administrative

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
General and administrative expenses	$8,724	$6,717	$6,308
Stock, stock option and warrant expenses to non-employees and consultants	1,737	858	438
Employee stock option expense	2,384	2,699	1,607
Total	$12,845	$10,274	$8,353

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $8.7 million, $6.7 million and $6.3 million in 2014, 2013 and 2012, respectively. These expenses increased in 2014 primarily due to an increase in legal fees of $1.5 million associated with legal proceedings instituted against us, as well as an increase in payroll of approximately $0.3 million and an increase in insurance premiums of approximately $0.2 million.  These expenses increased from 2012 to 2013, primarily due to an increase of $0.3 million in bonuses paid related to the favorable results from the Phase 2b clinical trial of STS.

From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received whichever we can measure more reliably. In 2014, we recorded $1.7 million of such expenses, as compared to $0.9 million and $0.4 million in 2013 and 2012, respectively. We recorded employee stock option expense of $2.4 million, $2.7 million and $1.6 million in 2014, 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2014, 2013 and 2012 were approximately $0.2 million, $0.1 million and $0.1 million, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.

Other Income

In 2014, 2013 and 2012, we recognized non-cash gains (losses) of $19.1 million, ($20.2) million and $2.8 million, respectively, on the revaluation of our warrant derivative liabilities related to warrants issued in August 2011 and July 2009.

Interest Income

Interest income was $0.3 million in 2014, $0.1 million in 2013 and $0.1 million in 2012. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-9 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The updated standard will replace most existing GAAP revenue recognition guidance when it becomes effective, and permits the use of either the retrospective or cumulative effect transition method. Early adoption of this accounting standard is not permitted. ASU 2014-09 will become effective for the first interim period beginning January 1, 2017. The company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-9 will have on its financial statements.

In August 2014, FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2014, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplemental schedule and notes thereto as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-21 of this Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2014, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Edition). Based upon management’s assessment using the criteria contained in COSO, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal controls over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited CytRx Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CytRx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 10, 2015

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director(1)	Position
Steven A. Kriegsman	73	II	Director, Chairman of the Board, Chief Executive Officer, President
Louis Ignarro, Ph.D.	73	I	Director (2) (3) (4)
Joseph Rubinfeld, Ph.D.	82	I	Director (2) (3) (4)
Richard L. Wennekamp	72	III	Director (2) (4)
Anita Chawla, Ph.D.	56	II	Director (3) (4)
John Caloz	63	—	Chief Financial Officer
Daniel Levitt, M.D., Ph.D.	67	—	Executive Vice President and Chief Medical Officer
D. Scott Wieland	55	—	Senior Vice President-Drug Development
Benjamin S. Levin	38	—	Senior Vice President, General Counsel and Corporate Secretary
David J. Haen	36	—	Vice President – Business Development and Investor Relations
____________

(1)
Our Class III director serves until the 2015 annual meeting of stockholders, our Class I directors serve until the 2016 annual meeting of stockholders, and our Class II director serves until the 2017 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Wennekamp is Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Dr. Ignarro is Chairman of the Committee.

(4)	Members of our Compensation Committee. Dr. Rubinfeld is Chairman of the Committee.

Steven A. Kriegsman has been CytRx’s President and Chief Executive Officer and a director since July 2002. In October 2014, he was elected Chairman of the Board. He also serves as a director of Galena Biopharma, a listed public company, and is a member of its Compensation Committee and a member of its Strategy Committee. Mr. Kriegsman also serves on the Board of Directors of Catasys, Inc. He previously served as Director and Chairman of Global Genomics from June 2000 until 2002. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past five years, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors’ College

Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been a guest speaker and lecturer at various universities including California Institute of Technology (Caltech), Brown University, and New York University. He also was an instructor at York College in Jamaica (Queens), NY, where he taught business to a diverse group of students in York’s adult education program. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the California Health Institute, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, the American Association of Dance Companies and the Palisades-Malibu YMCA.

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

Mr. Wennekamp’s senior executive experience in the banking and financial services industry distinguishes him from our other directors and adds unique capabilities and a different perspective to the deliberations of our Board of Directors. As a former chief credit officer at Bank of America and Community Bank, he understands the credit needs, financing requirements, and operational constraints of development-stage and mature businesses that he is able to utilize as the named financial expert on our Audit Committee.

  Anita J. Chawla, Ph.D. joined the board in March, 2015. She is an economist with more than 25 years of experience in the health care sector. She has extensive experience using economic analyses to support the business objectives of life sciences companies. In her work, Dr. Chawla has assessed the value of a wide range of therapies to inform health care decision makers. Dr. Chawla specializes in helping pharmaceutical, biotechnology, medical device, and diagnostic companies address market access challenges, particularly as they relate to coverage and reimbursement determination and evidence-based review, through all phases of product development and commercialization. Dr. Chawla graduated Phi Beta Kappa with a Bachelor of Arts degree in economics and political science from Wellesley College. She earned a PhD in economics from the University of Michigan. Dr. Chawla is a Managing Principal at Analysis Group, Inc. Prior to joining Analysis Group in 2007, she was head of the Health Economics & Outcomes Research department at Genentech, Inc. from 2001 to 2006.  She has also held positions at Thomson Medstat (The MEDSTAT Group), Research and Policy Division (1993-2000) and the American Medical Association, Center for Health Policy Research (1989-1993). Dr. Chawla is no relation to any other Company employees named Chawla.

Daniel Levitt, M.D., Ph.D. joined us in October 2009 as our Chief Medical Officer, and was promoted to the position of Executive Vice President in 2013. Dr. Levitt brings more than 24 years of senior management experience, having spearheaded numerous drug development programs to commercialization at leading biotechnology and pharmaceutical companies. Prior to joining CytRx, Dr. Levitt served from January 2007 to February 2009 as Executive Vice President, Research and Development at Cerimon Pharmaceuticals, Inc. Prior to that, from August 2003 to April 2006, he was Chief Medical Officer and Head of Clinical and Regulatory Affairs at Dynavax Technologies Corporation, managing clinical trials for four programs and overseeing multi-country regulatory strategies. From August 2002 to July 2003, Dr. Levitt was Chief Operating Officer and Head of Research and Development at Affymax, Inc., and prior to that he spent six years at Protein Design Labs, Inc., completing his tenure as that firm’s President and Head of Research and Development. Dr. Levitt’s past experience includes a position as Head of Drug Development at Geron Corporation, and Head of the Cytokine Development Unit and Global Clinical Oncology at Sandoz Pharmaceuticals Ltd., and as Director, Clinical Oncology and Immunology at Hoffmann-LaRoche, Inc. Dr. Levitt graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Brandeis University. He earned both his M.D. and his Ph.D. in Biology from the University of Chicago, Pritzker School of Medicine. Dr. Levitt has received ten major research awards and authored or co-authored nearly 200 papers and abstracts.

John Y. Caloz joined us in October 2007 as our Chief Accounting Officer. In January of 2009 Mr. Caloz was named Chief Financial Officer. He has a history of providing senior financial leadership in the life sciences sector, as Chief Financial Officer of Occulogix, Inc, a NASDAQ listed, medical therapy company. Prior to that, Mr. Caloz served as Chief Financial Officer of IRIS International Inc., a Chatsworth, CA based medical device manufacturer. He served as Chief Financial Officer of San Francisco-based Synarc, Inc., a medical imaging company, and from 1993 to 1999 he was Senior Vice President, Finance and Chief Financial Officer of Phoenix International Life Sciences Inc. of Montreal, Canada, which was acquired by MDS Inc. in 1999. Mr. Caloz was a partner at Rooney, Greig, Whitrod, Filion & Associates of Saint Laurent, Quebec, Canada, a firm of Chartered Accountants specializing in research and development and high tech companies, from 1983 to 1993. Mr. Caloz, a Chartered Professional Accountant and Chartered Accountant, holds a degree in Accounting from York University, Toronto, Canada.

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

David J. Haen joined CytRx in October 2003 as Director of Business Development and was promoted to Vice President of Business Development in December 2007. Since 2013, he also serves as Vice President of Investor Relations. From 1999 to 2003, Mr. Haen worked as an associate for Kriegsman Capital Group LLC, a financial advisory firm focused on emerging companies in the life sciences field. Mr. Haen received a B.A. in Communications and Business from Loyola Marymount University.

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

Our board of directors currently has three committees. The Audit Committee consists of Mr. Wennekamp, Dr. Rubinfeld, and Dr. Ignarro. The Compensation Committee consists of Dr. Rubinfeld, Mr. Wennekamp, Dr. Ignarro, and Dr. Chawla; and the Nomination and Governance Committee consists of Dr. Ignarro, Dr. Rubinfeld, and Dr. Chawla. Such committees operate under formal charters that govern their duties and conduct. Copies of the charters are available on our website at www.cytrx.com.

Our board of directors has determined that Mr. Wennekamp, one of the independent directors serving on our Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules. Our board of directors has determined that Messrs. Rubinfeld, Ignarro, Wennekamp and Dr. Chawla are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our executive officers and directors and persons who own more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that our directors and executive officers and greater than 10% shareholders for 2014 complied with all applicable Section 16(a) filing requirements.

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

Board Leadership Structure

Our board of directors is currently led by the company’s Chairman and Chief Executive Officer (“CEO”).  On October 15, 2014, the Board appointed Steven A. Kriegsman, the company’s President and CEO, as Chairman of the Board to replace Max Link, Ph.D., who passed away earlier that month.  The Chairman of the Board presides at all meetings of our board of directors (but not at its executive sessions) and exercises and performs such other powers and duties as may be assigned to him from time to time by the board or prescribed by the company’s amended and restated bylaws.

Our board of directors has no established policy on whether it should be led by a Chairman who is also the CEO, but periodically considers whether combining, or separating, the role of Chairman and CEO is appropriate.  At this time, our board is committed to the combined role given the circumstances of the company, including Mr. Kriegsman’s knowledge of the pharmaceutical industry and our company’s strategy.  Our board believes that having a Chairman who also serves as the CEO allows timely communication with our board on company strategy and critical business issues, facilitates bringing key strategic and business issues and risks to the board’s attention, avoids ambiguity in leadership within the company, provides a unified leadership voice externally and clarifies accountability for company business decisions and initiatives.  The board will continue to assess whether this leadership structure is appropriate and will adjust it as it deems necessary.

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

At the 2014 annual meeting of stockholders, the stockholders on a non-binding, advisory basis, approved the compensation of our executive officers as disclosed in our 2014 proxy statement. Based upon the results of this stockholder advisory vote, the Compensation Committee determined to follow the stockholders’ recommendation and to continue its compensation policies and procedures.

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

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve our company’s business goals, including goals related to the development of the our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. During 2014, the Compensation Committee obtained three industry compensation surveys and used them in its compensation deliberations regarding cash and equity compensation for our executive officers. The surveys used were an Equilar survey of public companies with a market capitalization between $50 million and $200 million, the Radford Global Life Sciences Survey, which is a survey of public and private life sciences companies of all sizes, and a survey of public and private companies in Los Angeles provided by salary.com (which the Compensation Committee uses to adjust to geographic differences in cost of living).

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

Company Performance Goals

For 2014, the Compensation Committee and the Board of Directors approved the following performance goals:

•	Initiate the aldoxorubicin Phase 3 STS clinical trial;

•	Initiate the aldoxorubicin Phase 2 Kaposi’s sarcoma clinical trial and the Phase 2 small cell lung cancer clinical trial;

•	Complete the aldoxorubicin Phase 2 GBM clinical trial;

•	Establish a pre-clinical laboratory in Freiburg, Germany to identify new anti-cancer drug candidates based on novel linker technologies;

•	Raise additional capital.

For 2014, the Compensation Committee determined that, with the exception of the completion of the Phase 2 clinical trial for GBM (for which the timeline has been extended), each of the corporate goals had either been achieved, or substantial progress towards achievement had been made, and noted the particular contributions of executive officers to the achievement of those goals.

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

For 2014, our Compensation Committee determined that the individual performance scores indicated below were merited by the officer’s respective contributions to our key business achievements discussed above, as well as the performance of their day-to-day responsibilities. On an officer-by-officer basis, our Compensation Committee also considered the following:

Mr. Kriegsman’s individual performance goals relate primarily to overall corporate objectives, including building stockholder value as reflected in our market capitalization and our working capital, managing and directing the executive management team, and successfully developing our company’s operations and personnel for future success. Based on those criteria, and noting our positive final results of our Phase 2b clinical trial of aldoxorubicin for STS, and the initiation of our global Phase 3 STS clinical trial and our global SCLC clinical trial, the Compensation Committee gave a rating of 1.1 to Mr. Kriegsman.

Mr. Caloz’s individual performance goals relate primarily to achievement of key financial objectives, such as managing and raising working capital, controlling spending, managing accounting personnel and maintaining regulatory compliance. Based on those criteria, the Compensation Committee noted Mr. Caloz’s role in obtaining needed working capital, his efforts to control expenditures, the continued improvement of our accounting department, and our compliance with filing deadlines, and gave a rating of 1.1 to Mr. Caloz.

Dr. Levitt’s individual performance goals relate primarily to the achievement of key strategic and clinical objectives related to our clinical research programs, including ultimate oversight of the design and execution of our clinical programs, and analysis and implementation of new clinical opportunities improve stockholder value. Dr. Levitt was also instrumental in establishing our new drug discovery laboratory in Freiburg, Germany, to establish the next generation of CytRx drug candidates. Based on those criteria, the Compensation Committee noted Dr. Levitt’s efforts towards our achievement of our key clinical goals, including the initiation of multiple new clinical trials and the announcement of positive data from our Phase 2b clinical trial of STS aldoxorubicin for STS and, his development of strategic plans to build value, and gave a rating of 1.2 to Dr. Levitt.

Mr. Levin’s individual performance goals relate primarily to the management of the company’s legal risk, advice provided to the board of directors and management, and maintaining regulatory compliance. Based on those criteria, the Compensation Committee noted Mr. Levin’s timely and useful advice on key corporate matters, including the establishment of the Company’s drug discovery laboratory in Freiburg, Germany, and his efforts to reduce corporate risk, his work overseeing ongoing corporate litigation, and his work ensuring compliance with various regulations, and gave a rating of 1.8 to Mr. Levin.

Dr. Wieland’s individual performance goals relate primarily to the execution of the objectives related to our clinical development, including planning, initiation, budgeting and management of our clinical programs. Based on those criteria, the Compensation Committee noted Dr. Wieland’s role in our achievement of key clinical goals, including the initiation of multiple new clinical trials, and gave a rating of 1.1 to Dr. Wieland.

2014 Executive Compensation Components

For 2014, as in recent years, the principal components of compensation for the named executive officers were:

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

Salary levels are typically considered annually as part of our company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on our company’s available resources and the Compensation Committee’s assessment of the individual’s performance. This assessment is based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. In 2014, the Compensation Committee considered our successful achievement or substantial progress towards our corporate performance goals, and with consideration of the challenging financial environment, and our anticipation of clinical significant clinical activities in 2015 and beyond, awarded modest increases in base salary for 2015 for some executives. Base salaries were also reviewed in light of the Equilar, Radford and salary.com survey data to validate that they were within acceptable ranges based on market salaries.

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

During 2014, the Compensation Committee granted Mr. Kriegsman a retention bonus of $300,000 and an annual cash bonus of $150,000, and granted cash bonuses to the other named executive officers ranging from $100,000 to $300,000, principally based on their efforts in helping us advance the development of aldoxorubicin.

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

No formula is used in setting equity award grants and the determination of whether to grant equity awards, or the size of such equity awards, to our executive officers; rather, it involves subjective assessments by our board of directors, Compensation Committee and, with respect to executive officers other than himself, our CEO. Generally, annual equity awards are driven by our retention of experienced employees, and we consider individual performance and contributions during the preceding year to the extent our Board of Directors and Compensation Committee believe such factors are relevant. As with base salary and cash bonuses, for 2014 our Board of Directors and Compensation Committee also considered data from three surveys in determining equity award grants to our executive officers.

In December 2014, the Board granted to Mr. Kriegsman nonqualified options to purchase 600,000 share of our common stock at a price of $2.15 per share, which equaled the closing market prices on the dates of grant. The options vest monthly over three years, unless Mr. Kriegsman’s employment is terminated by us without “cause,” or by Mr. Kriegsman for “good reason,” in which case they vest immediately. In addition, in connection with the annual review of our other named executive officers, the Compensation Committee also granted an aggregate of 1,000,000 stock options to those named executive officers. All of the other stock options had an exercise price equal to $2.15, the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods.

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

We have adopted a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. We made matching contributions to the 401(k) Plan for 2014 of $100,000. Matching contributions immediately vest, as do all employee contributions. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

We do not provide any of our executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. We are required by his employment agreement to carry a life insurance policy for Mr. Kriegsman in the amount of $1.4 million under which Mr. Kriegsman’s designee is the beneficiary. We purchased a policy with a face value of $2 million, on which we pay the premiums, and Mr. Kriegsman immediately reimbursed the company for the premium relating to the $0.6 million of additional coverage. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers, but no changes to these benefits were made during 2014, and we do not expect any such changes in the foreseeable future.

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

In the event of termination without “cause,” the named executive officers will be entitled to a lump-sum payment equal to six months of base salary (12 months in the case of Dr. Levitt and 24 months in the case of Mr. Kriegsman). The named executive officers’ agreements also provide for our continuation of medical benefits during the severance period (including, for Mr. Kriegsman, payments for life insurance). If a named executive officer’s employment is terminated by us without “cause” (or by Mr. Kriegsman or Dr. Levitt for “good reason”) within two years following a change of control of CytRx, the named executive officers will be entitled to a lump-sum payment equal to 12 months of base salary (24 months in the case of Dr. Levitt and 36 months in the case of Mr. Kriegsman), and Dr. Levitt and Mr. Kriegsman also would be entitled under their employment agreement to receive a “gross-up” payment equal to the sum of any excise tax on termination benefits (including any accelerated vesting of his options under our Plans as described below) plus any penalties and interest. In addition, if a named executive officer’s employment is terminated by us without “cause” (or by Mr. Kriegsman or Dr. Levitt for “good reason,” or due to Mr. Kriegsman’s death or disability), his unvested stock options vest immediately.

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

These policies remained in place throughout 2014, and we expect to continue to follow them for the foreseeable future.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Joseph Rubinfeld, Ph.D., and Richard L. Wennekamp served as members of the Compensation Committee for all of 2014. Max Link, Ph.D. and Marvin R. Selter served as members of the Compensation Committee in 2014 until their respective passing, and Louis Ignarro, Ph.D. was appointed to the Compensation Committee upon the passing of Mr. Selter.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report.

Dr. Joseph Rubinfeld, Chairman	Richard L. Wennekamp	Louis Ignarro, Ph.D.

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2014. 2013 and 2012 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2014, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($) (2)(4)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
President and Chief Executive Officer	2014	825,000	450,000	903,000	13,700	2,191,700
	2013	700,000	330,000	1,714,150	13,700	2,757,850
	2012	700,000	150,000	655,000	13,700	1,518,700
John Y. Caloz
Chief Financial Officer and Treasurer	2014	350,000	100,000	301,000	—	751,000
	2013	350,000	100,000	256,800	—	703,800
	2012	340,000	75,000	131,000	—	546,000
Daniel Levitt, M.D., Ph.D.
Executive Vice President and Chief Medical Officer	2014	525,000	300,000	602,000	—	1,427,000
	2013	525,000	300,000	1,483,000	—	2,308,000
	2012	450,000	150,000	186,900	—	786,900

Benjamin S. Levin
General Counsel, Senior Vice President and Secretary	2014	350,000	100,000	301,000	—	751,000
	2013	350,000	150,000	513,600	—	1,013,600
	2012	340,000	75,000	131,000	—	546,000
Scott Wieland, Ph.D.
Senior Vice President – Drug Development	2014	350,000	300,000	301,000	—	951,000
	2013	350,000	100,000	256,800	—	706,800
	2012	330,000	75,000	131,000	—	536,000
____________

(1)
Bonuses to the named executive officers reported above were paid in December of the applicable year, except that Mr. Kriegsman received a retention bonus of $300,000 in connection with the extension of his employment agreement in March 2014.

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

2014 Grants of Plan-Based Awards

In 2014, we granted stock options to our named executive officers under our 2008 Stock Incentive Plan as follows:

2014 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)		Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Steven A. Kriegsman	12/15/2014	600,000	(1)	$2.15	$903,000
President and Chief Executive Officer

John Y. Caloz	12/15/2014	200,000	(1)	$2.15	$301,000
Chief Financial Officer and Treasurer

Daniel Levitt, M.D., Ph.D.	12/15/2014	400,000	(1)	$2.15	$602,000
Executive Vice President and Chief Medical Officer

Benjamin S. Levin	12/15/2014	200,000	(1)	$2.15	$301,000
General Counsel, Senior Vice President and Secretary

Scott Wieland, Ph.D.	12/15/2014	200,000	(1)	$2.15	$301,000
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

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2014 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2014:

2014 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price (2) ($)	Option Expiration Date
Steven A. Kriegsman	—	(1)	600,000	2.15	12/14/24
President and Chief Executive Officer	308,333	(1)	616,667	2.39	12/09/23
	43,260	(1)	30,916	2.46	03/07/23
	333,333	(1)	166,667	1.83	12/10/22
	142,857		—	2.17	12/11/21
	107,143		—	7.07	12/14/20
	107,143		—	7.35	12/10/19
	42,857		—	2.59	11/21/18
	64,286		—	8.05	04/07/18
	50,000		—	8.05	04/18/17
	28,571		—	8.05	06/16/16
	42,857		—	5.53	05/17/15

John Y. Caloz	—	(1)	200,000	2.15	12/14/24
Chief Financial Officer and Treasurer	50,000	(1)	100,000	2.39	12/09/23
	66,667	(1)	33,333	1.83	12/10/22
	28,571		—	2.17	12/11/21
	7,143		—	7.07	12/14/20
	17,857		—	7.35	12/10/19
	7,143		—	2.10	01/02/19
	7,143		—	2.59	11/21/18
	3,571		—	8.05	04/07/18
	3,571		—	8.05	12/06/17
	10,714		—	8.05	10/26/17

Daniel Levitt, M.D., Ph.D.	—	(1)	400,000	2.15	12/14/24
Executive Vice President and Chief	44,521	(3)	—	n/a	n/a
Medical Officer	166,667	(1)	333,333	2.39	12/09/23
	46,751	(3)	—	n/a	n/a
	71,429		—	2.17	12/11/21
	35,714		—	7.07	12/14/20
	71,429		—	7.42	10/11/19

Benjamin S. Levin	—	(1)	200,000	2.15	12/14/24
General Counsel, Sr. Vice President — Legal	100,000	(1)	200,000	2.39	12/09/23
Affairs and Secretary	66,667	(1)	33,333	1.83	12/10/22
	35,714		—	2.17	12/11/21
	14,286		—	7.07	12/14/20
	14,286		—	7.35	12/10/19
	14,286		—	2.59	11/21/18
	14,286		—	8.05	04/07/18
	14,286		—	8.05	04/18/17
	12,857		—	8.05	06/16/16
	21,429		—	5.53	05/17/15

Scott Wieland, Ph.D.	—	(1)	200,000	2.15	12/14/24
Senior Vice President – Drug Development	50,000	(1)	100,000	2.39	12/09/23
	66,667	(1)	33,333	1.83	12/10/22
	28,571		—	2.17	12/11/21
	14,286		—	7.07	12/14/20
	14,286		—	7.35	12/10/19
	4,286		—	3.99	07/01/18
	7,143		—	2.59	11/21/18
	14,286		—	8.05	04/18/17
	3,571		—	8.05	12/06/17

___________

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

(3)
Represents restricted stock fully-vested at December 31, 2014. On December 31, 2012, Dr. Levitt was granted 100,000 of restricted stock, and an additional 100,000 shares of restricted stock were awarded in December 2013 and issued in January 2014. We reacquired 108,728 shares in order to satisfy income tax withholding obligations, as permitted under the agreement.

Employment Agreements and Potential Payment upon Termination or Change in Control

Employment Agreement with Steven A. Kriegsman

Mr. Kriegsman is employed as our Chief Executive Officer and President pursuant to a fourth amended and restated employment agreement dated as of May 10, 2012, which was amended to extend the expiration date to December 31, 2018. The employment agreement will automatically renew following the expiration date for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.

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

Employment Agreement with Daniel Levitt, M.D., Ph.D.

Daniel Levitt is employed as our Executive Vice President and Chief Medical Officer pursuant to an employment agreement dated as of January 1, 2015 that is to expire on December 31, 2014. Dr. Levitt is entitled under his employment agreement to receive an annual base salary of $625,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion, but not to be less than $150,000. In the event we terminate Dr. Levitt’s employment without cause or Dr. Levitt resigns with good reason (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to one year’s salary under his employment agreement.

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 1, 2014 that was to expire on December 31, 2014. On March 4, 2014, the employment agreement was amended to extend the expiration date for one year to December 31, 2015. Mr. Caloz is paid an annual base salary of $375,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Employment Agreement with Scott Wieland, Ph.D.

Scott Wieland is employed as our Senior Vice President — Drug Development pursuant to an employment agreement dated as of January 1, 2014 that was to expire on December 31, 2014. On March 4, 2014, the employment agreement was amended to extend the expiration date for one year to December 31, 2015. Dr. Wieland is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Dr. Wieland’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Employment Agreement with Benjamin S. Levin

Benjamin S. Levin is employed as our Senior Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement dated as of January 1, 2014 that was to expire on December 31, 2014. On March 4, 2014, the employment agreement was amended to extend the expiration date for one year to December 31, 2015. Mr. Levin is paid an annual base salary of $365,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Levin’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2014, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

			Termination w/o Cause or, for Steven A. Kriegsman and Dr. Daniel Levitt, for Good Reason
Name	Benefit		Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment	(4)	1,700,000	2,550,000	1,700,000	1,700,000	—
President and	Stock Options	(1)	730,000	730,000	730,000	730,000	730,000
Chief Executive Officer	Health Insurance	(2)	64,700	97,000	64,700	64,700	—
	Life Insurance	(2)	27,400	41,100	—	27,400	—
	Bonus		300,000	450,000	300,000	300,000	—
	Tax Gross Up	(3)	—	—	—	—	—
John Y. Caloz	Severance Payment	(4)	187,500	375,000	—	—	—
Chief Financial Officer	Stock Options	(1)	—	183,000	—	—	183,000
Daniel Levitt, M.D., Ph.D.	Severance Payment	(4)	625,000	1,250,000	—	—	—
Executive Vice President	Stock Options	(1)	—	353,000	—	—	353,000
and Chief Medical Officer	Health Insurance		3,500	7,100	—	—	—

Benjamin S. Levin	Severance Payment	(4)	182,500	365,000	—	—	—
General Counsel, Senior	Stock Options	(1)	—	218,000	—	—	218,000
Vice President and Secretary

Scott Wieland, Ph.D.	Severance Payment	(4)	200,000	400,000	—	—	—
Senior Vice President –	Stock Options	(1)	—	183,000	—	—	183,000
Drug Development
____________
(1)
Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2014, determined by the aggregate difference between the stock price as of December 31, 2014 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2014 for benefits provided to Mr. Kriegsman for a period of two years, or in the event of a change in control, a period of three years.

(3)
Each of Mr. Kriegsman’s and Dr. Levitt’s employment agreements provides that if a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman’s or Dr. Levitt’s employment, respectively, is terminated by us without “cause” or by him for “good reason” (each as defined in their respective employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman or Dr. Levitt, respectively, resulting from the termination of their respective employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman or Dr. Levitt, respectively, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on each of Mr. Kriegsman’s and Dr. Levitt’s past compensation and the estimated payment that would result from a termination of employment following a change in control, we have estimated that a gross-up payment would not be required. “Good reason” as defined in each of Mr. Kriegsman’s and Dr. Levitt’s employment agreement includes any change in Mr. Kriegsman's or Dr. Levitt's duties or title, as applicable, that are inconsistent with their respective positions.

(4)	Severance payments are prescribed by our employment agreements with the named executive officers and represent a factor of their annual base compensation ranging from six months to three years.

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

Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $5,000 for the Chairmen of the Audit Committee and Compensation Committee, and $1,500 for the Chairman of the Nomination and Governance Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee and Compensation Committee attended, and $1,000 for each meeting of the Nomination and Governance Committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee attended and an additional $2,500 for each meeting of the Audit Committee or the Compensation Committee attended. In December 2014, we also granted ten-year stock options to purchase 180,000 shares of our common stock to each non-employee director at an exercise price equal to the market value of our common stock on the date of grant. The options vested, in full, upon grant.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2014:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Max Link, Ph.D., Chairman	94,500	—	94,500
Marvin R. Selter, Vice Chairman	91,000	—	91,000
Louis Ignarro, Ph.D., Director	60,750	324,540	385,290
Joseph Rubinfeld, Ph.D., Director	106,750	324,540	431,290
Richard L. Wennekamp, Director	93,250	324,540	417,790
____________

(1)
Steven A. Kriegsman does not receive additional compensation for his role as Chairman of the Board. For information relating to Mr. Kriegsman’s compensation as President and Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

(3)
In December 2014, we granted stock options to purchase 180,000 shares of our common stock to each non-employee director at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value of $324,540 calculated in accordance with FASB ASC Topic 718. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2008 Long-Term Incentive Plan, which is described in Note 13 of the Notes to Financial Statements.

Joseph Rubinfeld, Ph.D. Consulting Agreement

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 9, 2015 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 9, 2015 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 55,722,711 shares of our common stock outstanding as of March 9, 2015, excluding treasury shares. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name and Address of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
Louis Ignarro, Ph.D.(1)	514,559	*
Steven A. Kriegsman(2)	2,132,946	3.8%
Joseph Rubinfeld, Ph.D.(3)	581,428	*
Richard L. Wennekamp(4)	518,138	*
Anita J. Chawla, Ph.D. (5)	180,000	*
Dan Levitt, M.D., Ph.D.(6)	564,686	1.0%
John Y. Caloz (7)	256,924	*
Scott Wieland, Ph.D.8)	253,098	*
Benjamin S. Levin(9)	390,671	*
All executive officers and directors as a group (eight persons)(10)	5,392,451	9.4%

Name and Address of 5% Beneficial Owners
QVT Financial LP (11)	5,143,564	9.2%
Gene Z. Salkind, M.D. (12)	4,261,353	7.6%
Scott Patterson, D.D.S. (13)	4,645,894	8.3%
Blackrock, Inc. (14)	3,680,086	6.6%
____________
(1)	Includes 501,428 shares subject to options or warrants.

(2)	Includes 1,535,835 shares subject to options or warrants.

(3)	Includes 581,428 shares subject to options or warrants.

(4)	Includes 501,428 shares subject to options or warrants.

(5)	Includes 180,000 shares subject to options or warrants.

(6)	Includes 459,128 shares subject to options or warrants.

(7)	Includes 252,382 shares subject to options or warrants.

(8)	Includes 253,098 shares subject to options or warrants.

(9)	Includes 385,874 shares subject to options or warrants.

(10)	Includes 4,470,602 shares subject to options or warrants.

(11)
According to its Schedule 13G filed with the SEC, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund V LP and other private investment funds (collectively, the “Funds”). The Funds aggregately own 5,143,564 shares of Common Stock.  Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 5,143,564 shares of common stock, consisting of the shares owned by the Funds. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Funds, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 5,143,564 shares of common stock.  The principal business addresses for QVT Financial LP and QVT Financial GP LLC are 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

(12)
Of the shares shown, Dr. Salkind has sole voting and dispositive power over 53,000 shares and shares voting and dispositive power with his wife, Catherine Salkind, over 4,208,353 shares. Mrs. Salkind may be deemed to beneficially own the shares shown. Dr. and Mrs. Salkind’s address is 1165 Wrack Road, Meadowbrook, Pennsylvania 19046.

(13)
The shares shown include 4,564,005 shares owned beneficially by Dr. Patterson and 81,889 shares owned beneficially by his wife, Nataliya V. Patterson.  Dr. and Mrs. Patterson’s address is 1703 Casino Tower, Av. Francia y Biarritz, Punta del Este 20100, Uruguay.

(14)	The principal business address for Blackrock, Inc. is 55 East 52nd Street, New York, New York 10022.

Equity Compensation Plans

The information required is incorporated herein by reference to Item 5 of this Annual Report relating to our Equity Compensation Plans as set forth on page 27.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors has determined that Messrs. Rubinfeld, Ignarro and Wennekamp and Dr. Chawla are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our board of directors. Our board has determined that Messrs. Rubinfeld, Ignarro and Wennekamp also are “independent” for purposes of service as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.

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

There were no related person transactions in 2014.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2014, 2013 and 2012.

Audit Fees

The fees for 2014 and 2013 from BDO for professional services rendered in connection with the audits of our annual financial statements and internal controls over financial reporting and reviews of our unaudited quarterly financial statements and Form S-3 registration statements were $408,377 and $391,730, respectively.

Tax Fees

The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $21,645 and $27,225 for 2014 and 2013, respectively.

All Other Fees

No other services were rendered by BDO in either 2014 or 2013.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2014 and 2013.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this 10-K:

(1) Financial Statements

Our financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-20 of this Annual Report. These financial statements are as follows:

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Financial Statements

Reports of Independent Registered Public Accounting Firms

(2) Financial Statement Schedules

The following financial statement schedule is set forth on page F-21 of this Annual Report.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012

All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(b)       Exhibits

See Exhibit Index on page 66 of this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit Number	Description	Footnote

1.1	Underwriting Agreement dated as of January 31, 2014 between CytRx Corporation and Jefferies LLC.	(t)

2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	(l)

3.1	Amended and Restated Certificate of Incorporation of CytRx Corporation, as amended	(u)

3.2	Certificate of Amendment of Restated Certificate of Incorporation	(v)

3.3	Restated By-Laws of CytRx Corporation, as amended	(a)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	(b)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	(e)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	(j)

4.4	Securities Purchase Agreement, dated July 24, 2009, between CytRx Corporation and the purchasers listed on the signature pages thereto	(n)

4.5	Form of Common Stock Purchase Warrant to be issued by CytRx Corporation to purchasers under the Securities Purchase Agreement, dated July 24, 2009	(n)

4.6	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated August 1, 2011	(p)

4.7	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated September 7, 2011	(q)

10.1*	CytRx Corporation 2000 Long-Term Incentive Plan	(c)

10.2*	Amendment No. 1 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.3*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.4*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)

10.5*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)

10.6*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	(u)

10.7*	First Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(w)

10.8*	Second Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(x)

10.9*	Third Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(y)

10.10*	Fourth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(z)

10.11†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	(d)

10.12	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	(g)

10.13
Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000
(g)

10.14	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(h

10.15†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	(i)

10.16	Amendment to License Agreement dated March 14, 2014 between CytRx Corporation and KTB Tumorforschungs GmbH	(s)

10.17	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(m)

10.18	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(o)
10.19	Fourth Amendment to Office Lease dated February 10, 2014, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(aa)
10.20*	Employment Agreement dated January 1, 2015, between CytRx Corporation and Daniel Levitt, M.D., Ph.D.

10.21*	Employment Agreement dated January 1, 2014, between CytRx Corporation and Benjamin S. Levin	(k)

10.22*	Employment Agreement dated January 1, 2014, between CytRx Corporation and Scott Wieland	(k)

10.23*	Employment Agreement dated January 1, 2014, between CytRx Corporation and John Y. Caloz	(k)

10.24†	Asset Purchase Agreement dated May 13, 2011 by and between CytRx Corporation and Orphazyme ApS	(r)

10.25	Investment Banking Agreement dated February 14, 2012, between CytRx Corporation and Legend Securities, Inc.	(u)

10.26*	Fourth Amended and Restated Employment Agreement, dated May 10, 2012, by and between CytRx Corporation and Steven A. Kriegsman.	(bb)

10.27*	Amendment No. 1 to Employment Agreement by and between CytRx Corporation and Scott Wieland, dated March 4, 2014	(k)

10.28*	Amendment No. 1 to Employment Agreement by and between CytRx Corporation and Benjamin S. Levin, dated March 4, 2014	(k)

10.29*	Amendment No. 1 to Employment Agreement, by and between CytRx Corporation and John Y. Caloz, dated March 4, 2014	(k)

10.30*	First Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 4, 2014	(k)

10.31*	Second Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 1, 2015

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document..

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document..

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document..

_______________
* Indicates a management contract or compensatory plan or arrangement.

† Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

++  Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(a)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2008 (File No. 000-15327)

(b)	Incorporated by reference to the Registrant’s 8-K filed on April 17, 1997 (File No. 000-15327)

(c)	Incorporated by reference to the Registrant’s Form 10-K filed on March 27, 2001 (File No. 000-15327)

(d)	Incorporated by reference to the Registrant’s Form 8-K filed on December 21, 2001 (File No. 000-15327)

(e)	Incorporated by reference to the Registrant’s Form 10-K filed on April 1, 2002 (File No. 000-15327)

(f)	Incorporated by reference to the Registrant’s Proxy Statement filed June 11, 2002 (File No. 000-15327)

(g)	Incorporated by reference to the Registrant’s 10-K filed on May 14, 2004 (File No. 000-15327)

(h)	Incorporated by reference to the Registrant’s 8-K filed on October 20, 2005 (File No. 000-15327)

(i)	Incorporated by reference to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) 10-Q filed on November 14, 2006 (File No. 000-51534)

(j)	Incorporated by reference to the Registrant’s 10-K filed on April 2, 2007 (File No. 000-15327)

(k)	Incorporated by reference to the Registrant’s 10-K filed on March 5, 2014 (File No. 000-15327)

(l)	Incorporated by reference to the Registrant’s 8-K filed on June 9, 2008 (File No. 000-15327)

(m)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2009 (File No. 000-15327)

(n)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2009 (File No. 000-15327)

(o)	Incorporated by reference to the Registrant’s 8-K filed on December 4, 2009 (File No. 000-15327)

(p)	Incorporated by reference to the Registrant’s 8-K filed on July 27, 2011 (File No. 000-15327)

(q)	Incorporated by reference to the Registrant’s 8-K filed on September 13, 2011 (File No. 000-15327)

(r)	Incorporated by reference to the Registrant’s 10-Q filed on August 9, 2011 (File No. 000-15327)

(s)	Incorporated by reference to the Registrant’s 8-K filed on March 17, 2014 (File No. 000-15327)

(t)	Incorporated by reference to the Registrant’s 8-K filed on January 31, 2014 (File No. 000-15327)

(u)	Incorporated by reference to the Registrant’s 10-K filed on March 13, 2012 (File No. 000-15327)

(v)	Incorporated by reference to the Registrant’s 8-K filed on May 15, 2012 (File No. 000-15327)

(w)	Incorporated by reference to Annex B of the Registrant’s Proxy Statement filed April 2, 2012 (File No. 000-15327)

(x)	Incorporated by reference to Annex C of the Registrant’s Proxy Statement filed April 2, 2012 (File No. 000-15327)

(y)	Incorporated by reference to Annex A of the Registrant’s Proxy Statement filed May 17, 2013 (File No. 000-15327)

(z)	Incorporated by reference to Annex B of the Registrant’s Proxy Statement filed May 17, 2013 (File No. 000-15327)

(aa)	Incorporated by reference to the Registrant’s 8-K filed on February 13, 2014 (File No. 000-15327)

(bb)	Incorporated by reference to the Registrant's 8-K filed on October 19, 2012 (File No. 000-15327)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 10, 2015	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN A. KRIEGSMAN Steven A. Kriegsman	Chairman of the Board, President and Chief Executive Officer	March 10, 2015
(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 10, 2015
John Y. Caloz	(Principal Financial and Accounting Officer)
/s/ LOUIS IGNARRO	Director	March 10, 2015
Louis Ignarro, Ph.D.

/s/ JOSEPH RUBINFELD	Director	March 10, 2015
Joseph Rubinfeld, Ph.D.

/s/ RICHARD L. WENNEKAMP	Director	March 10, 2015
Richard L. Wennekamp

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California

We have audited the accompanying balance sheets of CytRx Corporation (“the Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytRx Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 10, 2015

CYTRX CORPORATION
BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$32,218,905	$11,483,112
Short-term investments	45,621,593	27,084,980
Receivables	2,019,293	117,527
Interest receivable	104,627	8,464
Prepaid expenses and other current assets	3,250,355	2,329,742
Total current assets	83,214,773	41,023,825
Equipment and furnishings, net	970,873	175,452
Goodwill	183,780	183,780
Other assets	1,323,156	116,998
Total assets	$85,692,582	$41,500,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,655,962	$3,853,531
Accrued expenses and other current liabilities	5,994,072	2,802,833
Warrant liabilities	5,131,085	24,182,324
Total current liabilities	17,781,119	30,838,688
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 55,921,986 and 42,116,964 shares issued and outstanding at December 31, 2014 and 2013, respectively	55,924	42,118
Additional paid-in capital	376,975,984	289,426,100
Treasury stock, at cost (199,275 and 143,796 shares at December 31, 2014 and 2013, respectively)	(2,612,861)	(2,417,247)
Accumulated deficit	(306,507,584)	(276,389,604)
Total stockholders’ equity	67,911,463	10,661,367
Total liabilities and stockholders’ equity	$85,692,582	$41,500,055

The accompanying notes are an integral part of these financial statements.

CYTRX CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Revenue:
Licensing revenue	$100,000	$300,000	$100,000

Expenses:
Research and development	36,677,706	17,500,469	12,684,793
General and administrative	12,845,231	10,273,576	8,353,330
Depreciation and amortization	182,927	120,399	113,936
	49,705,864	27,894,444	21,152,059
Loss before other income (loss)	(49,605,864)	(27,594,444)	(21,052,059)
Other income (loss):
Interest income	305,331	137,676	131,666
Other income, net	132,114	183,025	191,416
Gain (loss) on warrant liability	19,051,239	(20,210,094)	2,766,704

Loss before provision for income taxes	(30,117,180)	(47,483,837)	(17,962,273)
Income tax expense	(800)	(1,600)	(1,600)
Net loss	$(30,117,980)	$(47,485,437)	$(17,963,873)
Basic and diluted loss per share	$(0.55)	$(1.44)	$(0.78)
Basic weighted average shares outstanding	54,371,151	32,891,202	22,973,905
Diluted weighted average shares outstanding	54,371,151	32,891,202	22,973,905

The accompanying notes are an integral part of these financial statements.

CYTRX CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2011	21,302,327	$21,303	$237,452,299	$(210,940,294)	$(2,279,238)	$24,254,070
Issuance of stock options/warrants for compensation and services	—	—	2,391,018	—	—	2,391,018
Common stock issued in connection with a public offering	9,200,000	9,200	21,467,615	—	—	21,476,815
Issuance of restricted stock for compensation	100,000	100	511	—	—	611
Options and warrants exercised	5,589	5	7,195	—	—	7,200
Net loss	—	—	—	(17,963,873)	—	(17,963,873)
Balance at December 31, 2012	30,607,916	30,608	261,318,638	(228,904,167)	(2,279,238)	30,165,841
Issuance of stock options/warrants for compensation and services	—	—	3,798,717	—	—	3,798,717
Common stock issued in connection with a public offering	11,500,000	11,500	24,083,030	—	—	24,094,530
Options and warrants exercised	9,048	10	39,326	—	—	39,336
Restricted stock expense	—	—	186,389	—	—	186,389
Repurchase of common stock for treasury	—	—	—	—	(138,009)	(138,009)
Net loss	—	—	—	(47,485,437)	—	(47,485,437)
Balance at December 31, 2013	42,116,964	42,118	289,426,100	(276,389,604)	(2,417,247)	10,661,367
Issuance of stock options/warrants for compensation and services	—	—	5,139,348	—	—	5,139,348
Issuance of common stock in connection with the establishment of the Freiburg laboratory	200,000	200	829,800	—	—	830,000
Common stock issued in connection with a public offering	13,225,000	13,225	80,522,176	—	—	80,535,401
Options and warrants exercised	280,022	281	431,660	—	—	431,941
Issuance of restricted stock for compensation	100,000	100	626,900	—	—	627,000
Repurchase of common stock for treasury	—	—	—	—	(195,614)	(195,614)
Net loss	—	—	—	(30,117,980)	—	(30,117,980)
Balance at December 31, 2014	55,921,986	$55,924	$376,975,984	$(306,507,584)	$(2,612,861)	$67,911,463

The accompanying notes are an integral part of these financial statements.

CYTRX CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(30,117,980)	$(47,485,437)	$(17,963,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,927	120,399	113,936
Loss on retirement of equipment and furnishings	1,220	2,595	42,267
(Gain) loss on warrant liability	(19,051,239)	20,210,094	(2,766,704)
Unrealized foreign exchange gain	(125,659)	(118,438)	—
Stock-based compensation expense	6,596,248	3,985,106	2,391,529
Changes in assets and liabilities:
Receivable	(1,901,766)	(835)	65,902
Interest receivable	(96,163)	18,053	14,758
Prepaid expenses and other current assets	(2,126,771)	(1,132,428)	(173,245)
Accounts payable	2,779,409	789,655	984,547
Accrued expenses and other current liabilities	3,303,967	(139,747)	(1,753,767)
Net cash used in operating activities	(40,555,807)	(23,750,983)	(19,044,650)

Cash flows from investing activities:
Proceeds from matured short-term investments	38,584,980	24,000,000	23,125,442
Purchase of short-term investments	(57,121,593)	(27,084,980)	(29,067,770)
Purchases of equipment and furnishings	(956,286)	(41,809)	(141,639)
Net cash used in investing activities	(19,492,899)	(3,126,789)	(6,083,967)

Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of fees	80,535,401	24,094,530	21,476,815
Proceeds from issuance of restricted stock to employee	100	—	100
Repurchase of Company’s own stock for treasury	(182,943)	(117,070)	—
Net proceeds from exercise of stock options and warrants	431,941	39,336	7,200
Net cash provided by financing activities	80,784,499	24,016,796	21,484,115

Net increase (decrease) in cash and cash equivalents	20,735,793	(2,860,976)	(3,644,502)
Cash and cash equivalents at beginning of year	11,483,112	14,344,088	17,988,590
Cash and cash equivalents at end of year	$32,218,905	$11,483,112	$14,344,088

Supplemental disclosures of non-cash financing activities:
Cashless warrant exercises	$133	$—	$—
Repurchase of Company’s own stock for treasury	$12,671	$27,829	$—
Equipment and furnishings purchased but not paid	$23,282	$3,360	$1,506

Supplemental disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$800	$800	$—

The accompanying notes are an integral part of these financial statements.

CYTRX CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology. The Company currently is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin. CytRx has reported positive top-line efficacy results (median progression-free survival, progression-free survival at six months, overall response rates, hazard ratios and overall survival) from its completed, global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios - the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period - are an important measure of the reliability and uniformity of the absolute data for progression-free survival, or PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities seen with administration of doxorubicin alone.

In the first quarter of 2014, CytRx initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy, and it has received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or human health concerns were to arise or we were to subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication.

The Company is currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors.  CytRx previously completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for STS, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.

The Company plans to expand its pipeline of oncology candidates through its drug development activities at its laboratory facility (a branch of the Company) in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater drug concentration at tumor sites.

At December 31, 2014, the Company had cash and cash equivalents of approximately $32.2 million and short-term investments of $45.6 million. Management believes that the Company’s current cash on hand together with its short-term investments will be sufficient to fund its operations for the foreseeable future. The estimate is based, in part, upon the Company’s currently projected expenditures for 2015 of approximately $58.6 million (unaudited), which includes approximately $43.9 million (unaudited) for its clinical programs for aldoxorubicin, approximately $2.0 million (unaudited) for pre-clinical development of new albumin-binding cancer drugs, approximately $3.8 million (unaudited) for general operation of its clinical programs, and approximately $8.9 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

2. Summary of Significant Accounting Policies

       Basis of Presentation — The accompanying Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”).

     Reverse Stock Split — Effective May 15, 2012, the Company completed a 1-for-7 reverse stock split of the Company’s outstanding shares of common stock; no change was made to the per-share par value of the common stock or to the number of shares of authorized common stock. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies.

Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC 605-25”). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and the Company has no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.

      Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence or an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Once all conditions of the grant are met and no contingencies remain outstanding, the revenue is recognized as grant fee revenue and an earned but unbilled revenue receivable is recorded. There are no grant revenues earned for 2014, 2013 and 2012.

Other Income — The Company realized other income of $0.1 million in 2014, resulting from foreign exchange gains, other income of $0.2 million in 2013 resulting from foreign exchange gains, and other income of $0.2 million in 2012 resulting from the sub-lease of its New York City rental property inherited on the acquisition of Innovive Pharmaceuticals in 2008. The sub-lease expired in August 2012 and was not renewed.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Short-term Investments — Investment securities held by the Company and expected to mature within 12 months are classified as available for sale.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There are no impairment losses recognized in each of 2014, 2013 and 2012.

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

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$31,159	$—	$—	$31,159
Short-term investments	45,622	—	—	45,622
Warrant liability	—	—	(5,131)	(5,131)

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$10,281	$—	$—	$10,281
Short-term investments	27,085	—	—	27,085
Warrant liabilities	—	—	(24,182)	(24,182)

    The changes in carrying amounts of warrant liabilities for the years ended December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Beginning balance	24,182	3,972
Net changes in valuation	(19,051)	20,210
Ending balance	5,131	24,182

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

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 17.4 million, 14.7 million and 11.0 million shares at December 31, 2014, 2013 and 2012, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Warrant Liabilities —Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company’s August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the fair value calculation is shown on the Statements of Operations as gain (loss) on warrant liability. See “Note 9 – Warrant Liabilities” for additional information related to the determination of fair value of warrants.

Shares Reserved for Future Issuance — As of December 31, 2014, the Company has reserved approximately 0.7 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.

Stock-based Compensation — The Company’s stock-based employee compensation plans are described in Note 13. The Company has adopted the provisions of ASC 718, which requires the fair value measurement and recognition of compensation expense for all stock-based awards made to employees.

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

Income Taxes — The Company accounts for income taxes in accordance with the provisions of FASB ASC 740-10, Income Taxes, (“ASC 740”) which requires the recognition of deferred tax assets and liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

    The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax positon will be sustained upon examination by the taxing authorities based on the technical merits of the positon. The Company's policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expenses.

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

Recent Accounting Pronouncements — In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-9 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The updated standard will replace most existing GAAP revenue recognition guidance when it becomes effective, and permits the use of either the retrospective or cumulative effect transition method. Early adoption of this accounting standard is not permitted. ASU 2014-09 will become effective for the first interim period beginning January 1, 2017. The company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-9 will have on its financial statements.

In August 2014, FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its financial statements.

3. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the CytRx German Branch. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $7,000, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

4. Receivables

At December 31, 2014, the Company had a receivable of $2.0 million, primarily related to amounts recoverable from its insurance carrier, associated with ongoing legal proceedings. See “Note 10 – Commitments and Contingencies” for additional information on legal proceedings. At December 31, 2013, the receivable of $0.1 million was primarily related to annual licensing fees due to the Company. Due to the likelihood of the collectability of the accounts receivable, no allowance was recorded.

5. Prepaid and Other Assets

At December 31, 2014 and 2013, the Company had $3.3 million and $2.3 million, respectively, of prepaid and other current assets, which consist primarily of deposits on contracts for research and development, prepaid insurance and leases for its facility.

6. Short-term Investments

The Company held $45.6 million of short-term investments at December 31, 2014. The Company has classified these investments as available for sale. These investments are comprised of federally insured certificates of deposit and these certificates of deposit accounts detailed as follows: $23.5 million with a maturity date of February 26, 2015, $10.0 million with a maturity date of April 23, 2015, and $12.1 million with a maturity date of April 30, 2015. At December 31, 2013, the Company held $27.1 million of short-term investments, which have since matured.

7. Equipment and Furnishings

Equipment and furnishings at December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Equipment and furnishings	$1,417	$513
Less — accumulated depreciation	(446)	(338)
Equipment and furnishings, net	971	175

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 were 182,927, $120,399 and $113,936, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2014 and 2013 are summarized below (in thousands).

	2014	2013
Professional fees	$2,593	$316
Research and development costs	2,945	2,004
Wages, bonuses and employee benefits	451	349
Other	5	134
Total	$5,994	$2,803

9. Warrant Liabilities
Warrants issued in connection with the Company’s August 2011 and July 2009 equity public offerings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. The fair value of these warrants were recorded on the balance sheet at issuance and the warrants were marked to fair value at each financial reporting period, with changes in the fair value recorded as a gain or loss in the statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012

Risk-free interest rate	0.46%	0.13% - 0.58%	0.25% - 0.45%
Expected dividend yield	0%	0%	0%
Expected lives	1.59	0.95 – 2.59	1.95 – 3.59
Expected volatility	89.7%	83.4% - 95.3%	72.6% - 76.0%
Number of warrants classified as liabilities	6,371,854	6,984,716	6,984,716
Gain (Loss) on warrant liabilities	$19,051,239	$(20,210,094)	$2,766,704

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

The 544,716 warrants issued in connection with the Company’s July 2009 equity public offering expired in 2014.

10. Commitments and Contingencies

Commitments

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

CytRx’s current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)	Employment Agreements (2)	Subtotal	Research and Development (3)	Total
2015	$324	$2,915	$3,239	$26,803	$30,042
2016	296	1,000	1,296	18,142	19,438
2017	310	1,000	1,310	7,367	8,677
2018	277	1,000	1,277	1,310	2,587
2019	278	—	278	—	278
Thereafter	59	—	59	—	59
Total	$1,544	$5,915	$7,459	$53,622	$61,081

____________

(1)
Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors. The Company recognized rent expenses of $335,991, $315,134, and $324,536 in 2014, 2013 and 2012, respectively.

(2)
Employment agreements include management contracts which have been revised from time to time. The employment agreement for the Company’s President and Chief Executive Officer provides for a minimum salary level, which is adjusted annually at the discretion of the Company’s Compensation Committee, as well as for minimum bonuses that are payable. New employment agreements for the Company’s other executive officers are usually entered into annually or biennially.

(3)	Research and development obligations relate primarily to clinical trials. Most of these purchase obligations are cancelable.

Contingencies

The Company applies the disclosure provisions of ASC 460, Guarantees (“ASC 460”) to its agreements that contain guarantees or indemnities by the Company. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to the Company. To date, the Company has not incurred material costs as a result of these indemnities, and does not expect to incur material costs in the future; further, the Company maintains insurance to cover certain losses arising from these indemnities. Accordingly, the Company has not accrued any liabilities relatied to these indemnities.

The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. As previously reported in the Company’s Quarterly Report filed with the SEC on November 4, 2014, on June 13, 2014, three purported securities class action lawsuits pending in the United States District Court for the Central District of California, were in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired the publicly traded securities of CytRx between November 20, 2013 and March 13, 2014, against CytRx, certain Company officers and directors, a freelance writer, and certain underwriters. The complaint alleges that certain of the defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleges that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in the shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement on Form 424(b)(2) filed with the SEC on January 31, 2014. These allegations arise out of the Company’s alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint seeks damages, including interest, in an unspecified amount, reasonable costs and attorneys’ fees, and any equitable, injunctive, or other relief that the court may deem just and proper.  On December 5, 2014, CytRx and the individual defendants filed a motion to dismiss the complaint. The Court was scheduled to hear argument on this motion on March 2, 2015. On February 25, 2015, the Court took this motion under submission and took the hearing off the calendar.

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

On June 13, 2014, the Delaware Court of Chancery consolidated Schwartz v. Ignarro, et al., Case No. 9864, Johnson v. Ignarro, et al., Case No. 9884, and Silverberg v. Kriegsman, et al., Case No. 9919, three shareholder derivative lawsuits described in our Quarterly Report filed with the SEC on August 6, 2014.  The allegations in the Schwartz and Johnson complaints relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers.  The allegations in the Silverberg complaint relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers as well as the Company’s alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company.  A consolidated complaint was filed on October 9, 2014. On November 10, 2014, CytRx and the individual defendants filed a motion to dismiss the complaint or, in the alternative, to stay the action. The Delaware Court of Chancery heard argument on the motions on January 8, 2015. The Court denied the motion to dismiss and granted in part and denied in part the motion to stay. More specifically, the Court allowed plaintiffs to immediately pursue their claims relating to the December 2013 grant of stock options.

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

On October 8, 2014, the Court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, the Company and the individual defendants filed motions to dismiss the consolidated Pankratz and Taylor cases or, in the alternative, to stay the cases.  On January 9, 2015, the court stayed the action pending the resolution of the consolidated Delaware derivative action.

The Company intends to vigorously defend against the foregoing complaints. The Company has directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. As of December 31, 2014, the Company has incurred legal expenses of $6.3 million, of which approximately $5.3 million was submitted to its insurance carrier for reimbursement, $1.9 million of which is included in the Receivables on the accompanying Balance Sheet. The liability insurance may not cover all of the future liabilities the Company may incur in connection with the foregoing matters. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Based on the very early stage of litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. The Company evaluates developments in legal proceedings and other matters on a quarterly basis.

11. Equity Transactions

On March 15, 2014, the Company issued 200,000 common shares to KTB Tumorforschungs GmbH, the licensor of aldoxorubicin, in connection with the establishment of the Company’s Freiburg, Germany research and development laboratory. The fair value of the shares was $0.8 million, based on the stock price as of the date of the transaction.

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

12. Investment in ADVENTRX Pharmaceuticals

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

13. Stock Options and Warrants

Stock Options

The Company has a 2000 Long-Term Incentive Plan under which 1.4 million shares of common stock were originally reserved for issuance. As of December 31, 2014, there were approximately 0.8 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 10.0 million shares of common stock were originally reserved for issuance. The number of shares reserved for issuance under the 2008 Plan was then fixed at 5.0 million shares, after giving effect to the 1-for-7 reverse stock split implemented on May 15, 2012, and then fixed at 10.0 million shares by an amendment to this plan approved by the stockholders at the 2013 Annual Meeting of Stockholders. As of December 31, 2014, there were 9.3 million shares subject to outstanding stock options and 0.7 million shares available for future grant under this plan.

The Company follows the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.74% - 2.12%	0.91% - 2.79%	0.83% - 1.78%
Expected volatility	82% - 90%	85% - 89%	0% - 82%
Expected lives (years)	6 - 10	6 - 10	6 - 10
Expected dividend yield	0.00%	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2014, 2013 and 2012, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the year ended December 31, 2014, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors; for each of the years ended December 31, 2013 and 2012, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2014, there remained approximately $6.2 million of unrecognized compensation expense related to unvested stock options granted to current employees and directors, to be recognized as expense over a weighted-average period of 1.26 years. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options			Weighted Average Exercise Price
	2014	2013	2012	2014	2013	2012
Outstanding — beginning of year	6,228,593	3,240,850	1,763,923	$3.11	$4.08	$6.01
Granted	3,180,000	3,323,176	1,541,002	2.47	2.43	1.86
Exercised	(1,667)	(476)	(1,071)	1.83	1.93	2.80
Forfeited	(24,333)	(127,812)	(63,004)	2.81	3.09	3.89
Expired	(34,001)	(207,145)	—	8.18	9.59	—
Outstanding — end of year	9,348,592	6,228,593	3,240,850	2.83	3.11	4.08
Exercisable at end of year	4,901,511	3,125,720	1,918,461	$3.22	$3.86	$3.69
Weighted average fair value of stock options granted during the year:	$1.80	$1.82	$1.44

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

The Company recorded approximately $1,276,000, $40,000 and $0 of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2014, 2013 and 2012, respectively.

At December 31, 2014, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company’s non-employee stock option activity:

	Stock Options			Weighted Average Exercise Price
	2014	2013	2012	2014	2013	2012
Outstanding — beginning of year	167,143	142,143	143,572	$5.69	$6.20	$6.17
Granted	550,000	25,000	—	2.76	2.79	—
Exercised	—	—	(1,429)	—	—	2.94
Forfeited	(25,000)	—	—	2.79	—	—
Outstanding — end of year	692,143	167,143	142,143	3.47	5.69	6.20
Exercisable at end of year	692,143	167,143	133,215	$3.47	$5.69	$6.10
Weighted average fair value of stock options granted during the year:	$2.32	$1.98	$—

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2014	2013	2012
Risk-free interest rate	2.23%	2.05%	—
Expected volatility	85.0%	84.8%	—
Expected lives (years)	10	10	—
Expected dividend yield	0%	0%	—

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2014:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.83 — 2.50	7,932,558	8.99	$2.19	3,801,902	8.99	$2.17
$2.51 — 3.50	774,482	8.89	2.78	691,387	8.89	2.75
$3.51 — 8.00	989,201	6.04	6.27	755,871	6.04	6.57
$8.01 — 32.55	344,494	2.38	8.93	344,494	2.38	8.93

	10,040,735	8.46	$2.87	5,593,654	8.46	$3.25

The aggregate intrinsic value of outstanding options and options vested as of December 31, 2014 and the options exercised during 2014 were $4.4 million, $2.2 million and $0, respectively, which represent options whose exercise price was less than the closing fair market value of the Company’s common stock on December 31, 2014 of $2.74.

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s Statements of Operations:

	Years Ended December 31,
	2014	2013	2012
Research and development - employee	$932,482	$241,459	$345,797
General and administrative - employee	2,383,624	2,659,105	1,607,153
Total employee stock-based compensation	$3,316,106	$2,900,564	$1,952,950

Research and development – non-employee	$86,539	$—	$—
General and administrative – non-employee	1,736,703	898,153	438,068
Total non-employee stock-based compensation	$1,823,242	$898,153	$438,068

Restricted Stock

On January 1, 2014, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, which shares have now fully vested. The Company also granted to Dr. Levitt 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan on December 31, 2012, which shares have now fully vested. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $626,900, and the fair value of the restricted shares granted on December 31, 2012 was $186,900.  The Company recorded an employee stock-based compensation expense for restricted stock of $626,900, $186,389 and $511 for the years ended December 31, 2014, 2013 and 2012, respectively.

Warrants

In March 2014, we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $5.60 in connection with the establishment of our Freiburg, Germany research and development laboratory.

In August 2013, we issued a warrant to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share in connection with a financial advisory arrangement. In November 2013, we issued two warrants, each to purchase 125,000 shares of our common stock, at exercise prices of $3.00 and $3.75 per share, respectively, in connection with financial advisory arrangements.

Warrants issued in connection with the Company’s August 2011 financings are classified as liabilities as opposed to equity due to their settlement terms. At December 31, 2014, 6,371,854 shares were underlying such warrants, as compared to 6,984,716 for 2013 and 2012, which included warrants issued in connection with the Company’s July 2009 financing, now expired. See Note 9 – Warrant Liabilities.

All other warrants issued by the Company other than warrants issued in connection with its August 2011 financing are classified as equity; the fair value of the warrants was recorded as additional paid-in capital and no further adjustments are made.

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants			Weighted Average Exercise Price
	2014	2013	2012	2014	2013	2012
Outstanding — beginning of year	8,324,609	7,518,113	7,397,415	$4.86	$5.09	$5.32
Granted	25,000	816,667	285,716	5.60	2.80	2.06
Exercised	(340,527)	(8,572)	(5,714)	2.56	4.48	1.89
Forfeited	—	—	(28,571)	—	—	1.89
Expired	(659,322)	(1,599)	(130,733)	12.66	14.99	11.90
Outstanding — end of year	7,349,760	8,324,609	7,518,113	4.27	4.86	5.09
Exercisable at end of year	7,149,760	7,924,609	7,452,396	$4.32	$4.98	$5.11
Weighted average fair value of warrants granted during the year	$3.46	$1.31	$1.22

During 2014, 62,172 warrants were surrendered in connection with the cashless exercise. There were no cashless exercises of warrants in 2013 and 2012.

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2014:

	Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$2.10 — 2.60	645,716	3.05	$2.42	445,716	$2.38
$2.61 — 3.60	125,000	0.86	3.00	125,000	3.00
$3.61 — 4.60	6,496,899	1.57	4.47	6,496,899	4.47
$4.61 — 5.60	82,145	3.20	5.41	82,145	5.41
	7,349,760	1.71	$4.27	7,149,760	$4.32

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

15. Income Taxes

At December 31, 2014, the Company had federal and state net operating loss carryforwards of $227.5 million and $157.5 million, respectively, available to offset against future taxable income, which expire in 2015 through 2034.

As a result of a change in-control that occurred in the CytRx shareholder base, approximately $62.3 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $165.2 million in federal net operating loss carryforwards, and the $157.5 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2014, CytRx also had research and development and alternative minimum tax credits for federal and state purposes of approximately $12.2 million and $17.4 million, respectively, available for offset against future income taxes, which expire in 2022 through 2034. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$86,541	$69,989
Tax credit carryforwards	22,716	18,816
Equipment, furnishings and other	14,396	11,313
Total deferred tax assets	123,653	100,118
Deferred tax liabilities	(187)	(92)
Net deferred tax assets	123,466	100,026
Valuation allowance	(123,466)	(100,026)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2014 and 2013 was $23.4 million and $14.6 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Federal benefit at statutory rate	$(10,240)	$(16,145)	$(6,107)
State income taxes, net of Federal taxes	(2,773)	(1,517)	(745)
State credits	(990)	(787)	(1,555)
Warrant liabilities	(6,477)	6,871	941
Other permanent differences	37	14	(23)
Provision related to change in valuation allowance	23,440	14,606	14,069
Current year tax credit	(1,300)	(1,034)	—
Return to provision	(1,504)	(2,011)	(6,578)
Other, net	(192)	5	—
	$1	$2	$2

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2014.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2014, the tax returns for 2010 through 2014 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended December 31, 2014, 2013 and 2012, the Company had accrued no interest or penalties related to uncertain tax positions.

16. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2014 and 2013 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014
Total revenues	$—	$—	$—	$100
Net income (loss)	$4,665	$(15,719)	$(5,625)	$(13,439)
Basic income (loss) per share applicable to common stock	$0.09	$(0.28)	$(0.10)	$(0.24)
Diluted income (loss) per share applicable to common stock	$0.08	$(0.28)	$(0.10)	$(0.24)

2013
Total revenues	$—	$200	$—	$100
Net loss	$(6,864)	$(3,423)	$(9,980)	$(27,218)
Basic and diluted loss per share applicable to common stock	$(0.23)	$(0.11)	$(0.33)	$(0.68)

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013 and 2012

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2014	$100,026,000	$—	$23,440,000	$—	$123,466,000
Year ended December 31, 2013	$85,420,000	$—	$14,606,000	$—	$100,026,000
Year ended December 31, 2012	$71,351,000	$—	$14,069,000	$—	$85,420,000