Form 10-Q
period 2015-03-31
CYTRX CORP
filed 2015-05-01
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of May 1, 2015: 55,722,711 shares, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$28,052,543	$32,218,905
Short-term investments	37,101,506	45,621,593
Receivables	5,153,127	2,019,293
Interest receivable	76,254	104,627
Prepaid expenses and other current assets	930,277	3,250,355
Total current assets	71,313,707	83,214,773
Equipment and furnishings, net	949,305	970,873
Goodwill	183,780	183,780
Other assets	1,319,505	1,323,156
Total assets	$73,766,297	$85,692,582
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$4,637,623	$6,655,962
Accrued expenses and other current liabilities	10,354,489	5,994,072
Warrant liability	7,002,379	5,131,085
Total current liabilities	21,994,491	17,781,119

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 55,921,986 shares issued and outstanding at March 31, 2015 and December 31, 2014	55,924	55,924
Additional paid-in capital	378,360,877	376,975,984
Treasury stock, at cost (199,275 shares at March 31, 2015 and December 31, 2014)	(2,612,861)	(2,612,861)
Accumulated deficit	(324,032,134)	(306,507,584)
Total stockholders’ equity	51,771,806	67,911,463
Total liabilities and stockholders’ equity	$73,766,297	$85,692,582

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
License revenue	$—	$—

Expenses:
Research and development	12,563,745	6,987,848
General and administrative	3,130,232	3,131,074
	15,693,977	10,118,922

Loss before other income (loss)	(15,693,977)	(10,118,922)

Other income (loss):
Interest income	56,574	70,638
Other income (loss), net	(15,853)	9,898
Gain (loss) on warrant derivative liability	(1,871,294)	14,702,904

Net income (loss)	$(17,524,550)	$4,664,518

Basic net income (loss) per share	$(0.31)	$0.09

Basic weighted-average shares outstanding	55,722,710	50,314,719

Diluted net income (loss) per share	$(0.31)	$0.08

Diluted weighted-average shares outstanding	55,722,710	55,727,056

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(17,524,550)	$4,664,518
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	88,490	32,659
Stock-based compensation expense	1,384,893	1,750,222
Fair value adjustment on warrant liability	1,871,294	(14,702,904)
Net foreign exchange gain (loss)	(47)	177
Changes in assets and liabilities:
Receivables	(3,133,834)	85,760
Interest receivable	28,373	(19,311)
Prepaid expenses and other current assets	2,323,729	621,839
Accounts payable	(2,025,513)	410,109
Accrued expenses and other current liabilities	4,360,417	244,378
Net cash used in operating activities	(12,626,748)	(6,912,553)

Cash flows from investing activities:
Purchase of short-term investments	(15,000,000)	(23,500,000)
Proceeds from the sale of short-term investments	23,520,087	—
Purchases of equipment and furnishings	(59,701)	(6,623)
Net cash provided by (used in) investing activities	8,460,386	(23,506,623)

Cash flows from financing activities: Net proceeds from public offering	—	80,535,401
Proceeds from issuance of restricted stock to employee	—	100
Net proceeds from exercise of warrants and stock options	—	428,891
Net cash provided by financing activities	—	80,964,392

Net increase (decrease) in cash and cash equivalents	(4,166,362)	50,545,216
Cash and cash equivalents at beginning of period	32,218,905	11,483,112
Cash and cash equivalents at end of period	$28,052,543	$62,028,328

Supplemental disclosure of cash flow information:

Equipment and furnishings purchased on credit	$7,221	$7,542

Cashless warrant exercises	$—	$133

Cash paid for income taxes	$800	$3,151

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology.  The Company currently is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin.  CytRx has initiated under a Special Protocol Assessment, or “SPA,” granted by the U.S. Food and Drug Administration, or the “FDA,” a pivotal Phase 3 global trial with aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and has announced that it has received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial.  CytRx is currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors.  CytRx has completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for soft tissue sarcomas, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.  CytRx plans to expand its pipeline of oncology candidates at its laboratory facilities in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites.

The accompanying condensed financial statements at March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2014 have been derived from the Company’s audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.           Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the CytRx German Branch. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $16,528 for the three-month period ended March 31, 2015, and zero for the comparative period in 2014.

3.           Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on the Company’s financial statements, or simply do not apply to the Company’s operations.

4.           Short-term Investments

The Company held $37.1 million of short-term investments at March 31, 2015, as compared to $45.6 million at December 31, 2014.  The Company has classified these investments as available for sale.  These investments are federally insured certificates of deposit in the following amounts and maturities: $15.0 million with a maturity date of August 27, 2015; $12.1 million with a maturity date of April 30, 2015; and $10.0 million with a maturity date of April 23, 2015.

5.           Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net income (loss) per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net income (loss) per share in the future, and which were excluded from the computation of diluted loss per share, totaled 17.5 million shares for the three-month period ended March 31, 2015, and 9.2 million shares for the three-month period ended March 31, 2014.

6.           Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. The Company recognized a loss of $1.9 million and a gain of $14.7 million for the three-month periods ended March 31, 2015 and 2014, respectively. The following reflects the weighted-average assumptions for each of the three-month periods indicated:

	Three Months Ended March 31,
	2015	2014

Risk-free interest rate	0.41%	0.63%
Expected dividend yield	0%	0%
Expected lives	1.34	2.21
Expected volatility	92.4%	85.7%
Warrants classified as liabilities (in shares)	6,371,854	6,984,716
Gain (loss) on warrant liability	$(1,871,294)	$14,702,904

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

7.           Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of March 31, 2015, there were approximately 0.7 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan.  As of March 31, 2015, there were 9.5 million shares subject to outstanding stock options and 0.5 million shares available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended March 31,
	2015	2014
Research and development — employee	$335,938	$175,153
General and administrative — employee	955,404	311,960
Total employee stock-based compensation	$1,291,342	$487,113

Research and development — non-employee	$—	$86,539
General and administrative — non-employee	93,551	191,992
Total non-employee stock-based compensation	$93,551	$278,531

During the three-month period ended March 31, 2015, the Company granted stock options to purchase 180,000 shares of its common stock, and during the corresponding 2014 period, the Company granted stock options to purchase 270,000 shares of its common stock and warrants to purchase 25,000 shares of its common stock at an exercise price of $5.60. The fair value of the stock options and warrants was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk-free interest rate	2.20%	1.98%
Expected volatility	84.3%	87.8% - 89.6%
Expected lives (years)	10	6 - 10
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock.  The Company uses historical information to compute expected lives. In the three-month period ended March 31, 2015, the contractual term and the expected life of the options granted was ten years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the three-month period ended March 31, 2015, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees and warrants issued to non-employees.  For the comparative three-month period ended March 31, 2014, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees.  Compensation costs will be adjusted for future changes in estimated forfeitures.  The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.  No amounts relating to stock-based compensation have been capitalized.

As of March 31, 2015, there remained approximately $5.6 million of unrecognized compensation expense related to unvested stock options granted to current and former employees and directors, which expect will be recognized over a weighted-average period of 1.14 years. Presented below is the Company’s stock option activity:

	Three months Ended March 31, 2015
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2015	9,348,592	692,143	10,040,735	$2.87
Granted	180,000	—	180,000	$3.15
Exercised, forfeited or expired	—	(56,429)	(56,429)	$8.54
Outstanding at March 31, 2015	9,528,592	635,714	10,164,306	$2.84
Options exercisable at March 31, 2015	5,528,887	635,714	6,164,601	$3.14

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at March 31, 2015:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $2.50	7,932,556	8.74	$2.19	4,212,622	8.33	$2.17
$2.51 – $3.50	954,482	8.89	$2.85	873,054	8.87	$2.83
$3.51 – $8.00	989,201	5.79	$6.27	790,858	5.01	$6.50
$8.01 – $32.55	288,067	2.56	$9.00	288,067	2.56	$9.00
	10,164,306	8.29	$2.84	6,164,601	7.71	$3.14

The aggregate intrinsic value of outstanding options and options vested as of March 31, 2015 were $9.8 million and $5.5 million respectively, which represents the exercise price of the options below the fair market value of the Company’s common stock on March 31, 2015 of $3.37 per share.

There were 7,292,617 and 7,349,760 warrants outstanding at March 31, 2015 and December 31, 2014, respectively at a weighted-average price of $4.29 and $4.27, respectively.

Restricted Stock

On January 1, 2014, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 CytRx Corporation restricted shares of common stock of the Company pursuant to the 2008 Plan, which shares have now fully vested.  The fair value of the restricted stock is based on the market price of the Company’s common stock on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $627,000. The stock-based compensation expense relating to restricted stock included in the company’s unaudited statements of operations for the three-month period ended March 31, 2014 was $154,578.  No restricted shares of common stock of the Company were granted in the first period of 2015.

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

The following table summarizes fair value measurements by level at March 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$27,429	$—	$—	$27,429
Short-term investments	37,102	—	—	37,102
Warrant liability	—	—	(7,002)	(7,002)

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$31,159	$—	$—	$31,159
Short-term investments	45,622	—	—	45,622
Warrant liability	—	—	(5,131)	(5,131)

Liabilities measured at market value on a recurring basis include warrant liability resulting from the Company’s August 2011 equity financing. In accordance with ASC 815-40, the warrant liability are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized loss of $1.9 million recognized and the gain is presented in the Condensed Statement of Operations (see Note 6).

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at March 31, 2015 or 2014.

9.           Liquidity and Capital Resources

At March 31, 2015, the Company had cash and cash equivalents of approximately $28.1 million and short-term investments of approximately $37.1 million.  Management believes that the Company’s current cash and cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2015 and the first three months of 2016 of approximately $56.3 million, which includes approximately $41.7 million for its clinical programs for aldoxorubicin, approximately $2.0 million for pre-clinical development of new albumin-binding cancer drug candidates, approximately $3.7 million for general operation of its clinical programs, and approximately $8.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and the Company’s actual expenditures may be significantly different from these projections.

If the Company obtains marketing approval and successfully commercializes aldoxorubicin or other product candidates, the Company anticipates it could take several years for it to generate significant recurring revenue.  The Company will be dependent on future financing and possible strategic partnerships until such time, if ever, as it can generate significant recurring revenue. The Company has no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If the Company fails to obtain sufficient funding when needed, it may be forced to delay, scale back or eliminate all or a portion of its development programs or clinical trials, seek to license to other companies its product candidates or technologies that it would prefer to develop and commercialize itself, or seek to sell some or all of its assets or merge with or be acquired by another company.

10.           Equity Transactions

On January 1, 2014, the Company granted 100,000 shares of restricted stock to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer (see Note 7), which resulted in non-cash expense of $0.6 million.

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

11.           Income Taxes

At December 31, 2014, the Company had federal and state net operating loss carryforwards as of  $227.5 million and $157.5 million, respectively, available to offset against future taxable income, which expire in 2015 through 2034, of which $165.2 million and $157.5 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.

12.           Commitments and contingencies

Commitments

The Company has an agreement with KTB for the exclusive license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, the Company must make payments to KTB in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. In the three months ended March 31, 2014, the Company met two clinical milestones, resulting in total payments of $2.0 million to KTB.  The Company also has agreed to pay:

•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);
•	a percentage of non-royalty sub-licensing income (as defined in the agreement); and
•	milestones of $1 million for each additional final marketing approval that the Company obtains.
•
In the event that the Company must pay a third party in order to exercise its rights to the intellectual property under the agreement, the Company will deduct a percentage of those payments from the royalties due KTB, up to an agreed upon cap.

Contingencies

As previously reported, on June 13, 2014, three purported securities class action lawsuits pending in the United States District Court for the Central District of California, were consolidated in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired the publicly traded securities of CytRx between November 20, 2013 and March 13, 2014, against CytRx, certain Company officers and directors, a freelance writer, and certain underwriters. The complaint alleges that certain of the defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleges that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in the shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement on Form 424(b)(2) filed with the SEC on January 31, 2014. These allegations arise out of the Company’s alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint seeks damages, including interest, in an unspecified amount, reasonable costs and attorneys’ fees, and any equitable, injunctive, or other relief that the court may deem just and proper.  On December 5, 2014, CytRx and the individual defendants filed a motion to dismiss the complaint.  The Court was scheduled to hear argument on this motion on March 2, 2015.  On February 25, 2015, the Court took this motion under submission and took the hearing off calendar.

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

As previously reported, on July 3, 2014, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California, captioned Fishman v. Kriegsman, et al., 2:14-cv-05169, against nominal defendant CytRx and certain officers and each director of the Company. The complaint alleges breach of fiduciary duties, corporate waste, gross mismanagement, and unjust enrichment in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company.  The complaint seeks damages, restitution, corporate governance reforms, and attorney’s fees and costs.  On September 3, 2014, plaintiff filed a notice to voluntarily dismiss this action against all parties without prejudice, which the court granted on September 9, 2014. On June 13, 2014, the Delaware Court of Chancery consolidated Schwartz v. Ignarro, et al., Case No. 9864, Johnson v. Ignarro, et al., Case No. 9884, and Silverberg v. Kriegsman, et al., Case No. 9919, three shareholder derivative lawsuits described in our Quarterly Report filed with the SEC on August 6, 2014.  The allegations in the Schwartz and Johnson complaints relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers.  The allegations in the Silverberg complaint relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers as well as the Company’s alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company.  A consolidated complaint was filed on October 9, 2014. On November 10, 2014, CytRx and the individual defendants filed a motion to dismiss the complaint or, in the alternative, to stay the action. The Delaware Court of Chancery heard argument on the motions on January 8, 2015. The Court denied the motion to dismiss and granted in part and denied in part the motion to stay. On August 14, 2014, a shareholder derivative lawsuit, captioned Pankratz v. Kriegsman, et al., 2:14-cv-06414-PA-JPR, was filed in the United States District Court for the Central District of California against CytRx, as nominal defendant, and certain officers and each director.  The complaint alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, insider selling and misappropriation of information in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers.  The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action.  On August 15, 2014, a shareholder derivative complaint, captioned Taylor v. Kriegsman, et al., 2:14-cv-06451, was filed in the United States District Court for the Central District of California against CytRx, as nominal defendant, and certain officers and each director. The complaint alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, unjust enrichment, insider selling and misappropriation of information in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, two external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action.  On October 8, 2014, the court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, the Company and the individual defendants filed motions to dismiss the consolidated Pankratz and Taylor cases or, in the alternative, to stay the cases. On January 9, 2015, the Court stayed the action pending the resolution of the consolidated Delaware derivative action. On February 27, 2015, the Pankratz and Taylor plaintiffs filed a motion to vacate the stay. The Court took the matter under advisement and has not yet ruled on the motion.

We intend to vigorously defend against the foregoing complaints. The Company has directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. As of March 31, 2015, the Company has submitted $8.6 million of expenses to its insurance carrier for reimbursement, of which $5.1 million remains in the Receivables on the accompanying Condensed Balance Sheet. The Company expects to recover this amount from its insurance carrier. The liability insurance may not cover all of the future liabilities the Company may incur in connection with the foregoing matters. We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Based on the very early stage of litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. We evaluate developments in legal proceedings and other matters on a quarterly basis.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin, our modified version of the widely-used chemotherapeutic agent, doxorubicin. We have initiated under an SPA a pivotal Phase 3 global trial with aldoxorubicin as a therapy for patients with soft tissue sarcomas whose tumors have progressed following treatment with chemotherapy, and have received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial.  We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors.  We have completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for soft tissue sarcomas, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.  We plan to expand our pipeline of oncology candidates at our new laboratory facilities in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater concentration of drug at tumor sites.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 17.5 million  shares for the three-month period ended March 31, 2015, and 9.2 million shares for the three-month period ended March 31, 2014, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our August 2011 equity financing. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“ASC 815-40”), the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the marked to market calculation is shown on the statements of operations as a gain or loss on warrant derivative liabilities.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2015, we had cash and cash equivalents of approximately $28.1 million and short-term investments of approximately $37.1 million.  Management believes that our current cash on hand and short-term investments will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2015 and the first three months of 2016 of approximately $56.3 million, which includes approximately $41.7 million for our clinical programs for aldoxorubicin, approximately $2.0 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.7 million for general operation of our clinical programs, and approximately $8.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

We recorded a net loss in the three-month period ended March 31, 2015 of $17.5 million as compared to net income in the comparative 2014 period of $4.7 million, or an increase of $22.2 million, due principally to the recording of a loss for the current three-month period of $1.9 million for the change in the fair value of warrant liabilities as compared to a gain in the three-month period ended March 31, 2014 of $14.7 million, for a difference of $16.6 million. We also experienced an increase in our research and development expenditures on a comparative basis of $5.6 million, resulting from increased expenditures associated with our clinical programs for aldoxorubicin.

We purchased $15.0 million and sold $23.5 million of short-term investments, for a net increase in cash and cash equivalents of $8.5 million in the three-month period ended March 31, 2015, as compared to the purchase of short-term investments of $23.5 million in the comparative 2014 period. We do not expect any significant capital spending during the next 12 months.

We did not conduct any public offering in the three-month period ended March 31, 2015, and we raised net proceeds of $80.5 million from a public offering in the three-month period ended March 31, 2014. We did not receive any proceeds from the exercise of options and warrants in the three-month period ended March 31, 2015, as compared to $0.4 million received in the comparative 2014 period.

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

Results of Operations

We recorded a net loss of approximately $17.5 million for the three-month period ended March 31, 2015, as compared to net income in the three-month period ended March 31, 2014 of $4.7 million. In the current three-month period, we recorded a loss on warrant derivative liability of $1.9 million, as compared to a gain on warrant liability of $14.7 million in the comparative 2014 period, for a difference of $16.6 million. Our research and development expenditures of  increased  from $7.0 million in the three-month period ended March 31, 2014 to $12.6 million in the current three-month period, due primarily to an acceleration in our clinical programs, which includes $0.4 million for our German lab operations, as compared to $0 in the 2014 comparative period.

We recognized no licensing revenue in the three-month periods ended March 31, 2015 and 2014. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2015, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended March 31,
	2015	2014
	(In thousands)
Research and development expenses	$12,159	$5,733
Non-cash research and development expenses	—	1,071
Employee stock option expense	336	175
Depreciation and amortization	69	9
	$12,564	$6,988

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $12.2 million for the three-month period ended March 31, 2015, and $5.7 million for the three-month period ended March 31, 2014.

Research and development expenses incurred during the three-month period ended March 31, 2015 related primarily to our aldoxorubicin clinical program.  In the three-month period ended March 31, 2015, the development expenses of our program for aldoxorubicin were $10.8 million, as compared to $4.9 million for the same period in 2014. The 2014 aldoxorubicin program expenses include milestone payments to the licensor of $2.0 million for the three-month period ended March 31, 2014. The current three-month period also includes $0.4 million of expenses for our German laboratory, as compared to $0 for the 2014 comparative period. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $0.3 million of non-cash stock option and warrant expense in the three-month period ended March 31, 2015, as compared to $0.2 million in the comparative 2014 period.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2015	2014
	(In thousands)
General and administrative expenses	$2,061	$2,604
Non-cash general and administrative expenses	94	192
Employee stock option expense	955	312
Depreciation and amortization	20	23
	$3,130	$3,131

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.1 million for the three-month period ended March 31, 2015, and $2.6 million for the same period in 2014. Our general and administrative expenses in the current three-months period, excluding stock option expense, non-cash expenses and depreciation and amortization, decreased by approximately $0.5 million, primarily due to a reduction in legal fees of $0.4 million and a reduction in payroll costs of $0.3 million due to special bonuses paid in the 2014 period, as compared to $0 in the 2015 period. Our insurance costs increased by $0.1 million in the three-month period ended March 31, 2015, as compared to the comparative 2014 period.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $57,000 for the three-month period ended March 31, 2015 as compared to $71,000 for the same period in 2014. This decrease was related to the decrease in cash and cash equivalents and short term investments.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2015, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1A. — Legal Proceedings

The disclosure set forth in Note 12 to our financial statements is herein incorporated by reference.

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

CytRx Corporation

Date: May 1, 2015	By:	/s/ JOHN Y. CALOZ
Name: John Y. Caloz
Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document