Form 10-Q
period 2015-06-30
CYTRX CORP
filed 2015-08-03
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of August 3, 2015: 66,480,065 shares, exclusive of treasury shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,833,736	$32,218,905
Short-term investments	15,002,213	45,621,593
Receivables	5,175,007	2,019,293
Interest receivable	14,196	104,627
Prepaid expenses and other current assets	976,325	3,250,355
Total current assets	60,001,477	83,214,773
Equipment and furnishings, net	879,359	970,873
Goodwill	183,780	183,780
Other assets	1,569,193	1,323,156
Total assets	$62,633,809	$85,692,582
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Accounts payable	$5,328,351	$6,655,962
Accrued expenses and other current liabilities	10,376,415	5,994,072
Warrant liability	4,566,515	5,131,085
Total current liabilities	20,271,281	17,781,119

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 55,927,197 shares issued and outstanding at June 30, 2015; 55,921,986 shares issued and outstanding at December 31, 2014	55,927	55,924
Additional paid-in capital	380,638,689	376,975,984
Treasury stock, at cost (199,275 shares)	(2,612,861)	(2,612,861)
Accumulated deficit	(335,719,227)	(306,507,584)
Total stockholders’ equity	42,362,528	67,911,463
Total liabilities and stockholders’ equity	$62,633,809	$85,692,582

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
License revenue	$—	$—	$—	$—

Expenses:
Research and development	10,008,304	10,427,877	22,573,181	17,415,725
General and administrative	4,191,769	2,909,127	7,322,001	6,040,201
	14,200,073	13,337,004	29,895,182	23,455,926

Loss before other income (loss)	(14,200,073)	(13,337,004)	(29,895,182)	(23,455,926)

Other income (loss):
Interest income	46,455	89,377	103,029	160,015
Other income (loss), net	30,660	(3,243)	15,940	6,655
Gain (loss) on warrant derivative liability	2,435,865	(2,468,603)	564,570	12,234,301

Net loss	$(11,687,093)	$(15,719,473)	$(29,211,643)	$(11,054,955)

Basic and diluted net loss per share	$(0.21)	$(0.28)	$(0.52)	$(0.21)

Basic and diluted weighted-average shares outstanding	55,726,432	55,676,766	55,724,581	53,010,556

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(29,211,643)	$(11,054,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,830	64,856
Stock-based compensation expense	3,662,708	2,627,010
Fair value adjustment on warrant liability	(564,570)	(12,234,301)
Net foreign exchange loss	—	(64)
Changes in assets and liabilities:
Receivables	(3,155,714)	(1,480,067)
Interest receivable	90,431	(48,929)
Prepaid expenses and other current assets	2,027,993	1,410,893
Accounts payable	(1,332,633)	(160,032)
Accrued expenses and other current liabilities	4,382,343	3,832,235
Net cash used in operating activities	(23,935,255)	(17,043,354)

Cash flows from investing activities:
Purchase of short-term investments	(17,960,256)	(45,601,506)
Proceeds from the sale of short-term investments	48,579,636	22,084,980
Purchases of equipment and furnishings	(69,294)	(20,733)
Net cash provided by (used in) investing activities	30,550,086	(23,537,259)

Cash flows from financing activities: Net proceeds from public offering	—	80,535,401
Proceeds from issuance of restricted stock to employee	—	100
Net proceeds from exercise of warrants and stock options	—	428,891
Net cash provided by financing activities	—	80,964,392

Net increase in cash and cash equivalents	6,614,831	40,383,779
Cash and cash equivalents at beginning of period	32,218,905	11,483,112
Cash and cash equivalents at end of period	$38,833,736	$51,866,891

Supplemental disclosure of cash flow information:

Equipment and furnishings purchased on credit	$5,022	$107,506

Cashless warrant exercises	$3	$133

Cash paid for income taxes	$800	$59,431

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1.  Description of Company and Basis of Presentation

CytRx Corporation (“CytRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology. The Company is currently focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin. CytRx previously reported positive top-line efficacy results (median progression-free survival, or PFS, PFS at six months, overall response rates, hazard ratios and overall survival) from its completed, global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios, or the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period, are an important measure of the reliability and uniformity of the absolute data for PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood and is designed to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities as seen with the administration of doxorubicin alone.

In the first quarter of 2014, the Company initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not change its perspective on these matters, except in limited circumstances such as where a sponsor fails to follow a protocol agreed to with the FDA or where previously unrecognized health concerns occur.  Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it will support registration of aldoxorubicin for this indication.  If approved for marketing, the Company’s current plan would be to commercially launch aldoxorubicin in late 2017.

CytRx is currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b clinical trial in combination with ifosfamide in patients with STS and a Phase 1b clinical trial in combination with gemcitabine in patients with metastatic solid tumors. The Company has completed a global Phase 2b clinical trial with aldoxorubicin as a 1st-line therapy for STS, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.

CytRx plans to expand its pipeline of oncology candidates through its drug-development activities at its laboratory facility in Freiburg, Germany, based on its Linker Activated Drug Release, or LADR™, technology that can be utilized with multiple chemotherapeutic agents and may allow for greater drug concentration at tumor sites.

The accompanying condensed financial statements at June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and 2014, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2014 have been derived from the Company’s audited financial statements as of that date.

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

3.           Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the Company’s laboratory facility in Germany. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain of approximately $5,000 and a loss of approximately $10,700 for the three-month and six-month periods ended June 30, 2015, respectively, and $0 and $4,900 for the three and six-month periods ended June 30, 2014, respectively.

4.           Short-term Investments

The Company held $15.0 million of short-term investments at June 30, 2015, as compared to $45.6 million at December 31, 2014.  The Company has classified these investments as available for sale.  These investments are federally insured certificates of deposit with a maturity date of August 27, 2015.

5.           Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 17.8 million shares for each of the three-month and six-month periods ended June 30, 2015, and 14.6 million shares for each of the three-month and six-month periods ended June 30, 2014.

6.           Warrant Liabilities

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company’s past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being recorded at fair value until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. The Company recognized a gain (loss) of $2.4 million and ($2.5) million for the three-month periods ended June 30, 2015 and 2014, respectively, and a gain of $0.6 million and $12.2 million for the six-month periods ended June 30, 2015 and 2014, respectively. The following reflects the weighted-average assumptions for each of the six-month periods indicated:

	Six Months Ended June 30,
	2015	2014

Risk-free interest rate	0.28%	0.44%
Expected dividend yield	0%	0%
Expected lives	1.09	1.96
Expected volatility	62.7%	84.1%
Warrants classified as liabilities (in shares)	6,371,854	6,984,716

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

7.           Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of June 30, 2015, there were approximately 0.6 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan.  As of June 30, 2015, there were 9.9 million shares subject to outstanding stock options and 10.1 million shares available for future grant under this plan.

The Company follows ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 505-50.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period, the value of these options, as calculated using the Black-Scholes option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. As a result, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company’s unaudited interim statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development — employee	$392,842	$234,484	$728,780	$409,638
General and administrative — employee	1,744,440	325,379	2,699,844	637,339
Total employee stock-based compensation	$2,137,282	$559,863	$3,428,624	$1,046,977

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	140,533	160,629	234,084	352,620
Total non-employee stock-based compensation	$140,533	$160,629	$234,084	$352,620

During the six-month period ended June 30, 2015, the Company granted stock options to purchase 550,000 shares of its common stock. During the six-month period ended June 30, 2014, the Company granted stock options to purchase 300,000 shares of its common stock and issued warrants to purchase 25,000 shares of its stock with an exercise price of $5.60.The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Risk-free interest rate	2.21%	1.92%
Expected volatility	78.2% - 84.4%	87.0% - 89.6%
Expected lives (years)	6 - 10	6 - 10
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock.  The Company uses historical information to compute expected lives. In the six-month period ended June 30, 2015, the contractual term of the options granted was ten years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the six-month period ended June 30, 2015, the Company estimated annualized forfeiture rates of 10% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees and for warrants issued to non-employees.  For the six-month period ended June 30, 2014, the Company estimated annualized forfeiture rates of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees.  Compensation costs will be adjusted for future changes in estimated forfeitures.  The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

As of June 30, 2015, there remained approximately $4.9 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 1.03 years. Presented below is the Company’s stock option activity:

	Six Months Ended June 30, 2015
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2015	9,348,952	692,143	10,040,735	$2.87
Granted	550,000	—	550,000	$3.86
Expired	(68,000)	(56,429)	(124,429)	$6.90
Outstanding at June 30, 2015	9,830,952	635,714	10,466,306	$3.33
Options exercisable at June 30, 2015	6,276,275	635,714	6,911,989	$3.59

The following table summarizes significant ranges of outstanding stock options under the Company’s plans at June 30, 2015:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $2.50	5,837,558	8.51	$2.12	3,226,398	8.00	$2.08
$2.51 – $3.50	954,482	8.64	$2.85	874,482	8.62	$2.83
$3.51 – $8.00	3,386,201	7.93	$5.06	2,523,043	7.74	$5.16
$8.01 – $32.55	288,065	2.31	$9.00	288,066	2.31	$9.00
	10,466,306	8.16	$3.33	6,911,989	7.74	$3.59

The aggregate intrinsic value of all outstanding options and vested options as of June 30, 2015 was $10.2 million and $6.1 million, respectively, representing options with exercise prices of less than the closing fair market value of the Company’s common stock on June 30, 2015 of $3.72 per share.

There were 7,282,617 and 7,349,760 warrants outstanding at June 30, 2015 and December 31, 2014, respectively at a weighted-average exercise price of $4.29 and $4.27, respectively.

Restricted Stock

On January 1, 2014, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of CytRx Corporation restricted stock pursuant to the 2008 Plan, which shares have now fully vested.  The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $627,000. The stock-based compensation expense relating to restricted stock included in the Company’s unaudited statements of operations for the three-month and six-month periods ended  June 30, 2014 was $156,296 and $310,874, respectively.  No restricted shares of common stock of the Company were granted in the comparable periods in 2015.

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

The following table summarizes fair value measurements by level at June 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$38,437	$—	$—	$38,437
Short-term investments	15,002	—	—	15,002
Warrant liabilities	—	—	(4,567)	(4,567)

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$31,159	$—	$—	$31,159
Short-term investments	45,622	—	—	45,622
Warrant liability	—	—	(5,131)	(5,131)

Liabilities measured at market value on a recurring basis include warrant liability resulting from the Company’s August 2011 equity financing. In accordance with ASC 815-40, the warrant liability are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized gain of $0.6 million recognized and the gain is presented in the Condensed Statement of Operations (see Note 6).

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

The Company’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The Company’s non-financial assets were not material at June 30, 2015 or 2014.

9.           Liquidity and Capital Resources

At June 30, 2015, the Company had cash and cash equivalents of approximately $38.8 million and short-term investments of approximately $15.0 million.  Management believes that the Company’s current cash and cash equivalents and short-term investments, along with the $26.8 million of net proceeds received from our underwritten public offering on July 21, 2015 (see Note 13), will be sufficient to fund its operations for the foreseeable future.  The estimate is based, in part, upon the Company’s currently projected expenditures for the remainder of 2015 and the first six months of 2016 of approximately $53.1 million, which includes approximately $36.1 million for its clinical programs for aldoxorubicin, approximately $2.3 million for pre-clinical development of new albumin-binding cancer drug candidates, approximately $3.9 million for general operation of its clinical programs, and approximately $10.8 million for other general and administrative expenses (including pre-commercialization). These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and the Company’s actual expenditures may be significantly different from these projections.

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

10.           Equity Transactions

On April 27, 2015, the Company issued 5,211 common shares pursant to a net exercise of warrants to purchase 10,000 shares.

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

In the first quarter of 2014, the Company issued approximately 278,000 common shares for $0.4 million pursuant to the exercise of warrants.

11.           Income Taxes

At December 31, 2014, the Company had federal and state net operating loss carryforwards as of  $227.5 million and $157.5 million, respectively, available to offset against future taxable income, and which expire in 2015 through 2034. Of such loss carryforwards, $165.2 million and $157.5 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.

12.           Commitments and Contingencies

Commitments

The Company has an agreement with KTB for the Company’s exclusive license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, the Company must make payments to KTB in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. In the six months ended June 30, 2014, the Company met two clinical milestones, resulting in total payments of $2.0 million to KTB.  The Company also has agreed to pay:

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

Contingencies

On June 13, 2014, three purported securities class action lawsuits pending in the United States District Court for the Central District of California, were consolidated in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired the publicly traded securities of CytRx between November 20, 2013 and March 13, 2014, against CytRx, certain Company officers and directors, a freelance writer, and certain underwriters. The complaint alleges that certain of the defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleges that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in the shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement on Form 424(b)(2) filed with the SEC on January 31, 2014. These allegations arise out of the Company’s alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with the Company, as well as the Company’s December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint seeks damages, including interest, in an unspecified amount, reasonable costs and attorneys’ fees, and any equitable, injunctive, or other relief that the court may deem just and proper.  On December 5, 2014, CytRx and the individual defendants filed a motion to dismiss the complaint.  The Court was scheduled to hear argument on this motion on March 2, 2015.  On February 25, 2015, the Court took this motion under submission and took the hearing off calendar. On July 13, 2015, the Court issued an order granting in part and denying in part the motions to dismiss filed by us, the individual defendants and the underwriters. The Court afforded the plaintiffs 30 days to amend their complaint, if they elect to do so.

    On April 3, 2014, a purported class action lawsuit was filed against the Company and certain of its officers and each of its directors, as well as certain underwriters, in the Superior Court of California, County of Los Angeles, captioned Rajasekaran v. CytRx Corporation, et al., BC541426. The complaint purports to be brought on behalf of all shareholders who purchased or otherwise acquired the Company’s common stock pursuant or traceable to its public offering that closed on February 5, 2014. The complaint alleges that defendants violated the federal securities laws by making materially false and misleading statements in the Company’s filings with the SEC. The complaint seeks compensatory damages in an unspecified amount, rescission, and attorney’s fees and costs. On October 14, 2014, the Court granted the parties’ joint ex parte motion to stay this proceeding pending resolution of motions to dismiss in the related federal action,  In re CytRx Corporation Securities Litigation , 2:14-CV-01956-GHK (PJWx).

    On July 3, 2014, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California, captioned  Fishman v. Kriegsman, et al. , 2:14-cv-05169, purportedly on the Company’s behalf against certain of its officers and each of its directors. The complaint alleges breach of fiduciary duties, corporate waste, gross mismanagement, and unjust enrichment in connection with the Company’s alleged retention of DreamTeamGroup and MissionIR. The complaint seeks damages, restitution, corporate governance reforms, and attorney’s fees and costs. On September 3, 2014, plaintiff filed a notice to voluntarily dismiss this action against all parties without prejudice, which the Court granted on September 9, 2014.

    On September 10, 2014, the Delaware Court of Chancery consolidated Schwartz v. Ignarro, et al., Case No. 9864, Johnson v. Ignarro, et al. , Case No. 9884, and  Silverberg v. Kriegsman, et al. , Case No. 9919, three shareholder derivative lawsuits described in the Company’s Quarterly Report filed with the SEC on August 6, 2014. The allegations in the  Schwartz  and  Johnson complaints relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers. The allegations in the  Silverberg  complaint relate to the Company’s December 9, 2013 grant of stock options to certain board members and officers, as well as its alleged retention of DreamTeamGroup and MissionIR. A consolidated complaint concentrated on the stock-option grant claims was filed on October 9, 2014. The consolidated lawsuit is captioned  In re CytRx Corp. Stockholder Derivative Litigation,  C.A. No. 9864-VCL. On November 10, 2014, the Company and the individual defendants filed a motion to dismiss the consolidated complaint or, in the alternative, to stay the action. The Court heard argument on the motions on January 8, 2015. The Court denied the motion to dismiss and granted in part and denied in part the motion to stay.

    On June 2, 2015, the Company announced that they had reached an agreement to settle the Delaware stockholder derivative action. Under the settlement, it agreed to re-price certain stock options to purchase common stock that were granted on December 10, 2013 to certain of its directors and officers from the original exercise price of $2.39 to an exercise price of $4.66 (the share price at market closing on December 20, 2013). The settlement also provides that the Company will implement certain corporate governance changes and modify its governance practices regarding the granting of stock options. The parties have reached an agreement on an award of $1.1 million of fees and expenses to plaintiffs’ attorneys, which award must be approved by the Court regardless of whether there is an agreement between the parties. These fees and expenses will be covered by the Company’s insurance companies. The settlement is subject to the drafting of definitive documentation, notice to stockholders, and Court approval.

    On August 14, 2014, a shareholder derivative lawsuit, captioned Pankratz v. Kriegsman, et al., 2:14-cv-06414-PA-JPR, was filed in the United States District Court for the Central District of California purportedly on the Company’s behalf against certain of its officers and each of its directors. The complaint alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, insider selling and misappropriation of information in connection with the Company’s alleged retention of DreamTeamGroup and MissionIR, as well as its December 9, 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action.

    On August 15, 2014, a shareholder derivative complaint, captioned Taylor v. Kriegsman, et al., 2:14-cv-06451, was filed in the United States District Court for the Central District of California purportedly on the Company’s behalf against certain of its officers and each of its directors. The complaint alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, unjust enrichment, insider selling and misappropriation of information in connection with the Company’s alleged retention of DreamTeamGroup and MissionIR, as well as its December 9, 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action.

    On October 8, 2014, the Court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, the Company and the individual defendants filed motions to dismiss the consolidated  Pankratz  and Taylor  cases or, in the alternative, to stay the cases. On January 9, 2015, the Court stayed the action pending the resolution of the consolidated Delaware derivative action. On February 27, 2015, the  Pankratz  and  Taylor  plaintiffs filed a motion to vacate the stay. On June 24, 2015, the Court granted the motion to lift the stay in light of the pending settlement of the Delaware derivative litigation discussed above. The Court further denied the motion to dismiss without prejudice and invited the Company to move to dismiss the case within 30 days pursuant to the doctrine of  forum non conveniens  based on its forum-selection bylaw, which mandates that derivative actions be filed in Delaware. The Court advised that it would consider any  forum non conveniens  motion before considering a subsequent motion to dismiss under Rule 12.

    The Company intends to vigorously defend against the foregoing complaints. The Company has directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. The Company has incurred legal expenses in defending these complaints and as of June 30, 2015, the Company has an outstanding receivable from its insurance carrier of $5.2 million related to these expenses. The liability insurance may not cover all of the future liabilities the Company may incur in connection with the foregoing matters. These claims are subject to inherent uncertainties, and managements’s views of these matters may change in the future.

    The Company evaluates developments in legal proceedings and other matters on a quarterly basis. If an unfavorable outcome becomes probable and reasonably estimable, the Company could incur charges that could have a material adverse impact on the Comapny’s financial condition and results of operations for the period in which the outcome becomes probable and reasonably estimable.

13. Subsequent Events

On July 24, 2015, the Company completed a $28.7 million underwritten public offering, in which it sold and issued 10,465,000 shares of common stock at a price of $2.75 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $26.8 million, exclusive of treasury shares.

The following selected pro forma balance sheet data is derived from our balance sheet as of June 30, 2015 and gives retroactive effect to the completion of the underwritten offering, but does not give effect to other events that occurred since June 30, 2015  and thus may not be indicative of our current financial condition. The information should be read in conjunction with our balance sheet as of June 30, 2015  and related notes.

	Actual as of June 30, 2015 (unaudited)	Adjustments Related to July 2015 Equity Financing (unaudited)	Pro Forma as of June 30, 2015 (unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$38,833,736	$26,752,025	$65,585,761
Short-term investments	15,002,213	—	15,002,213
Prepaid and other current assets	6,165,528	—	6,165,528
Total current assets	60,001,477	26,752,025	86,753,502
Non-current assets	2,632,332	—	2,632,332
Total assets	$62,633,809	$26,752,025	$89,385,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$15,704,766	—	$15,704,766
Warrant liability	$4,566,515	—	$4,566,515
Total current liabilities	$20,271,281	$—	$20,271,281

Stockholders’ equity:

Common stock	$55,927	$10,465	$66,392
Additional paid-in-capital	380,638,689	26,741,560	407,380,249
Treasury stock	(2,612,861)	—	(2,612,861)
Accumulated deficit	(335,719,227)	—	(335,719,227)
Total stockholders’ equity	42,362,528	26,752,025	69,114,553
Total liabilities and stockholders’ equity	$62,633,809	$26,752,025	$89,385,834

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

Overview

CytRx Corporation (“CytRx” or the “Company,we, us, our”) is a biopharmaceutical research and development company specializing in oncology. We are currently focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We previously reported positive top-line efficacy results (median progression-free survival, or PFS, PFS at six months, overall response rates, hazard ratios and overall survival) from our completed, global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios, or the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period, are an important measure of the reliability and uniformity of the absolute data for PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood and is designed to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities as seen with the administration of doxorubicin alone.

In the first quarter of 2014, we initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not change its perspective on these matters, except in limited circumstances such as where a sponsor fails to follow a protocol agreed to with the FDA or where previously unrecognized health concerns occur.  Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it will support registration of aldoxorubicin for this indication.  If approved for marketing, our current plan would be to commercially launch aldoxorubicin in late 2017.

We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b clinical trial in combination with ifosfamide in patients with STS and a Phase 1b clinical trial in combination with gemcitabine in patients with metastatic solid tumors. We have completed a global Phase 2b clinical trial with aldoxorubicin as a 1st-line therapy for STS, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.

We plan to expand our pipeline of oncology candidates through our drug-development activities at our laboratory facility in Freiburg, Germany, based on our Linker Activated Drug Release, or LADR™, technology that can be utilized with multiple chemotherapeutic agents and may allow for greater drug concentration at tumor sites.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding.Potentially dilutive stock options and warrants to purchase 17.8 million shares for each of the three-month and six-month periods ended June 30, 2015, and 14.6 million  shares for each of the three-month and six-month periods ended June 30, 2014, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our August 2011 equity financing. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“ASC 815-40”), the warrant liabilities are recorded at fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the change in fair value is shown on the statements of operations as a gain or loss on warrant derivative liabilities.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At June 30, 2015, we had cash and cash equivalents of approximately $38.8 million and short-term investments of approximately $15.0 million.  Management believes that our current cash on hand and short-term investments, along with the $26.8 million of net proceeds received from our underwritten public offering on July 21, 2015, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2015 and the first six months of 2016 of approximately $53.1 million, which includes approximately $36.1 million for our clinical programs for aldoxorubicin, approximately $2.3 million for pre-clinical development of new albumin-binding cancer drugs, approximately $3.9 million for general operation of our clinical programs, and approximately $10.8 million for other general and administrative expenses (including pre-commercialization). These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

    We recorded a net loss in the six-months ended June 30, 2015 of $29.2 million as compared to a net loss in the six-months ended June 30, 2014 of $11.1 million, or an increase of $18.1 million.  This was due primarily to an increase in our research and development expenditures in the current six-month period of $5.2 million as compared to comparative 2014 period, resulting from increased expenditures associated with our clinical program for aldoxorubicin, as well as the new expenditures in the 2015 period of $0.8 million associated with our German lab operations.  We also incurred a gain of $0.6 million on warrant derivative liability in the current period, as compared to a gain on warrant derivative liability of $12.2 million in the six-months ended June 30, 2014, for a decrease of $11.6 million.

We purchased $18.0 million and sold $48.6 million of short-term investments, for a net decrease of $30.6 million in the six-month period ended June 30, 2015. We purchased $45.6 million and sold $22.1 million of short-term investments, for a net increase of $23.5 million, in the comparable period ended June 30, 2014. We utilized approximately $69,300 for capital expenditures in the six-month period ended June 30, 2015 as compared to approximately $21,000 in the comparable 2014 period. We do not expect any significant capital spending during the next 12 months.

We did not conduct any public offering in the six-month period ended June 30, 2015, and we raised net proceeds of $80.5 million from a public offering in the six-month period ended June 30, 2014.

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

Results of Operations

We recorded a net loss of approximately $11.7 million and $29.2 million for the three-month and six-month periods ended June 30, 2015, respectively, as compared to a net loss of approximately $15.7 million and $11.1 million for the three-month and six-month periods ended June 30, 2014, respectively. The decrease of $4.0 million in our net loss during the current three-month period resulted primarily from a gain of $2.4 million on warrant derivative liability in the current quarter, as compared to a loss on warrant derivative liability of $2.5 million in the comparative 2014 period, for a difference of $4.9 million.

We recognized no licensing revenue in the three or six-month periods ended June 30, 2015 or 2014. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2015, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Research and development expenses	$9,547	$10,028	$21,707	$15,760
Non-cash research and development expenses	—	156	—	1,227
Employee stock option expense	393	235	729	410
Depreciation and amortization	68	9	137	19
	$10,008	$10,428	$22,573	$17,416

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $9.5 million and $21.7 million for the three-month and six-month periods ended June 30, 2015, respectively, and $10.0 million and $15.8 million for the three-month and six-month periods ended June 30, 2014, respectively.

Research and development expenses incurred during the three-month period ended June 30, 2015 related primarily to our aldoxorubicin clinical program.  In the three-month and six-month periods ended June 30, 2015, the development expenses of our program for aldoxorubicin were $8.2 million and $19.1 million, respectively, as compared to $9.3 million and $14.2 million for the same periods in 2014, respectively. The 2014 aldoxorubicin program expenses include milestone payments to the licensor of $1.0 million and $2.0 million, respectively, for the three-month and six-month periods ended June 30, 2014, respectively. There were no such milestones paid in 2015. We incurred $0.5 million and $0.9 million, respectively, for the three-month and six-month periods ended June 30, 2015, for our German lab operations, as compared to $0.2 million in the 2014 comparative periods. The remainder of our research and development expenses primarily related to research and development support costs. We recorded no non-cash stock option and warrant expense in the three-month and six-month periods ended June 30, 2015, respectively, as compared to $0.2 million and $1.2 million in the comparative 2014 periods, respectively.  We recorded approximately $0.4 million and $0.7 million of employee stock option expense in the three-month and six-month periods ended June 30, 2015, as compared to $0.2 million and $0.4 million for the same periods in 2014, respectively.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
General and administrative expenses	$2,298	$2,400	$4,359	$5,004
Non-cash general and administrative expenses	141	161	234	353
Employee stock option expense	1,744	325	2,700	637
Depreciation and amortization	9	23	29	46
	$4,192	$2,909	$7,322	$6,040

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.3million and $4.4 million for the three-month and six-month periods ended June 30, 2015, respectively, and $2.4 million and $5.0 million, respectively, for the same periods in 2014.

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees.  We recorded approximately $1.7 million and $2.7 million of employee stock option expense in the three-month and six-month periods ended June 30, 2015, respectively, as compared $0.3 million and $0.6 million, respectively, for the same periods in 2014. We recorded approximately $0.1 million and $0.2 million of non-employee stock option expense in the three-month and six-month periods, ended June 30, 2015, respectively, and $0.2 million and $0.4 million for the comparative 2014 periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was approximately $46,000 and $103,000 for the three-month and six-month periods ended June 30, 2015, respectively, as compared to $89,000 and $160,000, respectively, for the same periods in 2014. This decrease was related to the reduction in cash and cash equivalents and short term investments.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2015, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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

CytRx Corporation

August 3, 2015	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

______________________________