Form 10-K
period 2015-12-31
CYTRX CORP
filed 2016-03-11
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Based on the closing price of the Registrant's common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $123 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant's common stock as of March 11, 2016 was 66,480,065.

CYTRX CORPORATION
2015 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page

NOTE ON FORWARD-LOOKING STATEMENTS	[1]
PART I
Item 1. BUSINESS	[2]
Item 1A. RISK FACTORS	[8]
Item 1B. UNRESOLVED STAFF COMMENTS	[24]
Item 2. PROPERTIES	[24]
Item 3. LEGAL PROCEEDINGS	[25]
Item 4. MINE SAFETY DISCLOSURES	[27]
PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	[28]
Item 6. SELECTED FINANCIAL DATA	[30]
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	[31]
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	[39]
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	[39]
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	[39]
Item 9A. CONTROLS AND PROCEDURES	[39]
Item 9B. OTHER INFORMATION	[41]
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	[42]
Item 11. EXECUTIVE COMPENSATION	[46]
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	[63]
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	[64]
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	[64]
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	[65]
SIGNATURES	[68]

NOTE ON FORWARD-LOOKING STATEMENTS
References in this Annual Report to the "company," "we," "us" or "our" refer to CytRx Corporation.
Some of the information contained in this Annual Report may include forward-looking statements that reflect our current views with respect to our research and development activities, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology sector, in general. We make these statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that include the words "expect," "intend," "plan," "believe," "project," "estimate," "may," "should," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in the sections entitled "Business," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Controls and Procedures" in this Annual Report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this Note.
INDUSTRY DATA
Unless otherwise indicated, information contained in this Annual Report concerning our industry, including our general expectations and market opportunity, is based on information from our own management estimates and research, as well as from industry and general publications and research, surveys and studies conducted by third parties. Management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. In addition, assumptions and estimates of our and our industry's future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described below in the "Risk Factors" section of this Annual Report.  These and other factors could cause our future performance to differ materially from our assumptions and estimates.
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
In the first quarter of 2014, we initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy, and we have received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or animal health concerns were to arise or we were to subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication. The clinical trial has completed its target enrollment of 400 patients at approximately 79 clinical sites in the U.S., Europe, Canada, Latin America and Australia. We expect to report the top-line results on PFS the trial's primary endpoint, in the first half of 2016.
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
In addition to aldoxorubicin, we are currently completing pre-clinical development for DK049, a novel anti-cancer drug conjugate that utilizes our Linker Activated Drug Release (LADRTM) technology.  DK049 was created at our laboratory facility in Freiburg, Germany, and employs a proprietary linker that is both pH sensitive and requires a specific enzyme for the release of the cytotoxic payload.  DK049 has demonstrated significant anti-tumor activity in multiple animal models implanted with human tumors, including non-small cell lung, ovarian and pancreatic cancers.  We anticipate filing an Investigational New Drug Application (IND) in the second half of 2016 prior to initiating a Phase 1 clinical trial.
We plan to expand our pipeline of oncology candidates utilizing our LADRTM technology by creating both albumin-binding drug conjugates and antibody-drug conjugates. This technology allows for targeting to the tumor either by albumin or antibodies and can deliver anti-cancer agents that are 10-1000 times more potent than traditional chemotherapies.
We are a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648.

OUR PRODUCT CANDIDATE PIPELINE
The following table summarizes our product candidates and their current or impending stages of development:

Technology	Product candidate	Indication(s)	Stage of Development
Doxorubicin conjugate	Aldoxorubicin	Soft Tissue Sarcoma	Pivotal Global Phase 3 ongoing
		Small-Cell Lung Cancer	Global Phase 2b ongoing
		Glioblastoma Multiforme	Phase 2 ongoing
		Kaposi's Sarcoma	Phase 2 ongoing
		Combination with ifosfamide	Phase 1b ongoing
		Combination with gemcitabine	Phase 1b ongoing
LADRTM	DK049	To be announced	Pre-clinical
LADRTM for albumin-binding drug conjugates	To be announced	To be announced	Pre-clinical
LADRTM for antibody-drug conjugates	To be announced	To be announced	Pre-clinical

OUR CLINICAL DEVELOPMENT PROGRAMS
Our current clinical development programs are discussed below.
Aldoxorubicin
Aldoxorubicin is a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of tumors.  Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin. In the first quarter of 2014, we initiated under an SPA granted by the FDA a pivotal, global Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy.
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
We believe aldoxorubicin has attributes that may improve on doxorubicin, alone, which we sometimes refer to as native doxorubicin, including the potential to increase the total doxorubicin dose, reduce certain adverse events associated with native doxorubicin, achieve increased drug concentration at tumor sites and improve efficacy.
Our postulated mechanism of action for aldoxorubicin is as follows:
•	after administration, aldoxorubicin rapidly forms a covalent bond to circulating albumin through an acid-sensitive linker;
•
circulating albumin preferentially accumulates in tumors, bypassing concentration in other non-tumor sites, including the heart, liver and gastrointestinal tract due to a mechanism called "Enhanced Permeability and Retention by Solid Tumors";

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
We completed a Phase 1b/2 clinical trial with aldoxorubicin in patients with advanced solid tumors who had either relapsed or failed to respond to their prior chemotherapy and presented favorable data at the American Society for Clinical Oncology Meeting in June 2012. In that Phase 1b/2 clinical trial, clinical benefit (defined as partial response or stable disease of more than four months) was shown in ten of 13 (76.9%) evaluable patients with relapsed or refractory STS. The median number of cycles of aldoxorubicin administered at the maximum tolerable dose was eight.  The results of this clinical trial were published in February 2015 in the peer-reviewed journal Cancer (Cancer, 2015 Feb 15; 121(4); 570-9).
In addition, best responses for the 13 evaluable STS trial subjects included the following: five (38.5%) achieved partial response, as defined as shrinkage of target tumors of more than 30%; six (46%) showed prolonged stable disease (defined as tumor shrinkage <30% from baseline or tumor growth <20% from the nadir); eight (61.5%) had tumor shrinkage; and five of eight patients (62.5%) who demonstrated either partial responses or prolonged stable disease after treatment with aldoxorubicin had been previously treated with doxorubicin and had failed to respond. There were no observed cardiac toxicities and no drug-related patient deaths. The most common adverse event, neutropenia, also observed with doxorubicin treatment, resolved prior to the start of the next treatment. Final observed median PFS for advanced STS patients in the trial was 11.25 months, and median overall survival was 21.71 months (Publication in Cancer, 2015 Feb 15). In addition, following 8 cycles of aldoxorubicin, two patients experienced no progression of disease for 23 and 15 months, respectively, despite no further treatment.
In connection with our Phase 1b pharmacokinetics clinical trial evaluating the pharmacokinetics and safety of aldoxorubicin in patients with metastatic solid tumors who have either relapsed or not responded to treatment with standard therapies, we announced data demonstrating that aldoxorubicin has a distribution half-life of approximately 20 to 24 hours, with a narrow volume of distribution to healthy tissue and slow clearance from the circulation. These characteristics distinguish aldoxorubicin from doxorubicin, which has a distribution half-life of about five minutes according to its package insert.  Complete details from this Phase 1b trial were published online in the journal Investigational New Drugs in November 2014 (Publication in Invest New Drugs, 2015 Apr 15; (33(2):341-8).
We completed our global Phase 2b clinical trial to evaluate the preliminary efficacy and safety of aldoxorubicin as a first-line therapy in patients with advanced STS who are ineligible for surgery, which was initiated in December 2011. The Phase 2b clinical trial provided the first direct clinical trial comparison of aldoxorubicin and native doxorubicin, which is dose-limited due to toxicity, as a first-line therapy.
The Phase 2b clinical trial with aldoxorubicin in patients with STS was an international trial in 31 treatment centers under the direction of Sant P. Chawla, M.D., F.R.A.C.P., Director of the Sarcoma Oncology Center in Santa Monica, California. The Phase 2b clinical trial's primary objectives were to measure the PFS, tumor response and overall survival of patients with advanced STS treated with aldoxorubicin. This clinical trial also assessed the safety of aldoxorubicin compared to doxorubicin in this patient population through a number of indicators, including the frequency and severity of adverse events.
In our 123-subject clinical trial, subjects with advanced STS were administered either 350 mg/m2 of aldoxorubicin (83 subjects) or 75 mg/m2 of doxorubicin (40 subjects) every three weeks for up to six cycles. Subjects were followed every six weeks with CT scans to monitor tumor size. The primary endpoint was PFS as determined by a blinded radiology review performed at an independent central radiology laboratory. Secondary endpoints included overall response rates (complete and partial) and PFS at six months for each group, and overall survival. The results from this trial were published in the Journal of the American Medical Association (JAMA) Oncology in September 2015 (JAMA Oncol. 2015 Sep 17:1-9.).
The central radiology review, as well as the investigators' own assessments, showed an 80% to 100% improvement in PFS among patients treated with aldoxorubicin. In an intent-to-treat analysis, the investigator-assessed median PFS was 8.3 months for aldoxorubicin patients versus 4.6 months for doxorubicin patients (p=0.0006), while the blinded central radiology review indicated that median PFS for aldoxorubicin patients was 5.6 months versus 2.7 months for doxorubicin patients (p=0.0228). Per investigators, 68.1% of aldoxorubicin patients had not progressed at six months, compared with 33.0% of doxorubicin-treated patients (p=0.008). By blinded central radiology review, 45.7% of aldoxorubicin patients had not progressed at six months, compared with 22.9% of doxorubicin patients (p=0.02).
The overall response rate as determined by the investigators was 22.9% for aldoxorubicin subjects (2.0% complete response and 21.3% partial response) versus 5.0% for doxorubicin subjects (0% complete response and 5.0% partial response). As assessed by blinded central radiology review, 25.0% of aldoxorubicin subjects had a partial response while none of the doxorubicin subjects exhibited any objective response.

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
The overall survival results from the clinical trial demonstrated a 27 percent reduction in the risk of death compared to patients treated with doxorubicin (HR 0.73: 95% confidence interval 0.44-1.20), the current standard-of-care in this indication. In addition, aldoxorubicin-treated patients demonstrated a 41% likelihood of surviving more than 2 years, a 2-fold increase, compared to a 20% probability for doxorubicin-treated patients. Median overall survival was 15.8 months (95% confidence interval 13.1-not reached) for aldoxorubicin-treated patients versus 14.3 months (95% confidence interval 8.6-20.6) for doxorubicin treated patients (p=0.21). For treatment-naive patients, representing 90% of the patients in the clinical trial, median overall survival was 15.8 months (95% confidence interval 13.0-not reached) for aldoxorubicin-treated patients versus 13.8 months (95% confidence interval 8.6-19.8) for doxorubicin treated patients (p=0.14).
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
In the first quarter of 2014, we initiated a pivotal global Phase 3 clinical trial to evaluate the efficacy and safety of aldoxorubicin as a second-line treatment for patients with STS under a Special Protocol Assessment with the FDA. This multicenter, randomized, open-label Phase 3 clinical trial is designed to enroll approximately 400 patients with metastatic, locally advanced or unresectable soft tissue sarcomas who have either not responded to, or have progressed following treatment with, one or more systemic regimens of non-adjuvant chemotherapies. Trial patients will be randomized 1:1 to be treated with aldoxorubicin or the investigator's choice of an approved chemotherapeutic regimen, including doxorubicin, ifosfamide dacarbazine, pazopanib (Votrient®), or gemcitabine plus docetaxel, with up to three comparator regimens to be selected by the investigator at each clinical site. The primary endpoint of the study is progression-free survival (PFS), and secondary endpoints include overall survival, response rates and safety. In January 2014, the Company announced it has received approval from the FDA to amend the Phase 3 protocol to continue dosing patients with aldoxorubicin until disease progression (defined as an increase in the size of measurable tumors by 20% or the development of a new tumor lesion), which creates the potential for substantially improved Phase 3 efficacy results.
Following discussions with the FDA, the Phase 3 protocol was agreed upon under a Special Protocol Assessment (SPA). As part of that assessment, the FDA agreed that, barring unrecognized public or human health concerns, the design and planned analysis of the study adequately addresses the objectives necessary to support a regulatory submission for approval.
The clinical trial has completed its target enrollment of 400 patients at approximately 79 clinical sites in the U.S., Europe, Canada, Latin America and Australia. CytRx expects to report the top-line results on progression-free survival, the trial's primary endpoint, in the first half of 2016.
In September 2014, we initiated a global Phase 2b clinical trial evaluating aldoxorubicin compared to topotecan in subjects with extensive-stage small cell lung cancer (SCLC) who have relapsed or were refractory to prior chemotherapy. The open-label Phase 2b clinical trial is expected to enroll approximately 132 patients (1:1 randomization).  The primary endpoint is PFS and the secondary endpoints are OS, overall response rates (partial and complete) and the safety of aldoxorubicin compared to topotecan in this population.  The study is expected to involve approximately 40 clinical trial sites in the U.S., Spain and Hungary.
We are conducting a Phase 2 clinical trial to evaluate the preliminary efficacy and safety of aldoxorubicin in patients with unresectable glioblastoma whose tumors have progressed following prior treatment with surgery, radiation and with the drug temozolomide. The clinical trial has enrolled its target of 28 patients at sites including the John Wayne Cancer Center in Santa Monica, California, City of Hope in Duarte, California, and the LSU Medical Center in New Orleans, Louisiana.
We are conducting a Phase 2 clinical trial evaluating the preliminary efficacy of aldoxorubicin in patients with AIDS-related Kaposi's sarcoma, a tumor usually associated with HIV infection in the U.S. The current standard-of-care for severe dermatological and systemic Kaposi's sarcoma is liposomal doxorubicin (Doxil); however, a significant proportion of patients exhibit minimal or no clinical response to this agent, and the drug's toxicity often prevents continued therapy. The Phase 2 trial is expected to enroll up to 30 patients and is being conducted at the LSU Medical Center in New Orleans, Louisiana.
We are also conducting a Phase 1b trial in combination with ifosfamide in patients with STS, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. Since most chemotherapy agents are administered in combination with other chemotherapeutics, these studies will demonstrate the dose of aldoxorubicin that can be safely combined with two other chemotherapies that are commonly used to treated patients with sarcomas, pancreatic cancer, ovarian cancer and lung cancer.

Drug Discovery Laboratory
Our laboratory, located in Freiburg, Germany, is conducting discovery and translational research to create drug candidates that utilize our LADR™ technologies to couple cytotoxic agents and proteins either inside the body or externally, and then concentrate drug in tumors.  Led by Felix Kratz, Ph.D., Vice President of Drug Discovery and inventor of aldoxorubicin, and Andre Warnecke, Ph.D., Senior Director of Drug Discovery, the discovery team is working to expand our novel albumin-binding anti-cancer drug pipeline and using LADR™ linkers to create unique antibody-drug conjugates.   We recently announced the development of DK049, a novel anti-cancer drug conjugate that utilizes our LADRTM technology, and anticipate filing an IND for DK049 in the second half of 2016 prior to initiating a Phase 1 clinical trial.
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
Research and Development
Expenditures for research and development activities related to continuing operations were $43.4 million, $36.7 million and $17.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, or approximately 68%, 74% and 63%, respectively, of our total expenses. For further information regarding our research and development activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.
Manufacturing
We do not have the facilities or expertise to manufacture clinical supplies of aldoxorubicin or any of our other product candidates, and we lack the resources and capability to manufacture any of our product candidates on a commercial scale. Accordingly, we are dependent upon third-party manufactures, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for aldoxorubicin. In September, 2015, we entered into an agreement with a supplier to purchase doxorubicin hydrochloride both on a clinical as well as a commercial scale. However, we currently have no other supply arrangements for the commercial manufacture of aldoxorubicin or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our products or to commercialize them.
Commercialization and Marketing
We recently hired Olivia Ware as our Chief Commercial Officer and have initiated activities to build our sales, marketing and commercial product distribution capabilities in preparation for the US launch of aldoxorubicin.  If aldoxorubicin is approved, we expect to commercialize it in the U.S. with a small internal commercial group and an outsourced specialty field sales force.
We intend to commercialize aldoxorubicin outside the US starting in the EU-5 countries.  Our commercial strategy may include the use of strategic partners, distributors, a contract sales force or the establishment of our own sales force.  We plan to further evaluate these alternatives as we approach approval for aldoxorubicin.
As additional product candidates advance through our pipeline, our commercial plans may change. In particular, some of our pipeline assets target potentially large solid tumor indications.  Factors such as clinical data, the size of the development programs, the size of the target market, the size of a commercial infrastructure, and manufacturing needs may influence our strategies in the U.S., the European Union, and other territories.

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
As of December 31, 2015, we held rights in four granted U.S. patents, 55 granted foreign patents, three pending U.S. applications, and twenty-two pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from KTB Tumorforschungs GmbH, or KTB, to U.S. and foreign patents and patent applications. Patents and applications that cover pharmaceutical compositions of aldoxorubicin, processes for their production, and their use in treatment methods (e.g., cancer (including glioblastoma), viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have unextended patent terms expiring between June 2020 and June 2034.  Additionally, we have three pending U.S. provisional patent applications covering our LADRTM technology and DK049.
LICENSE AGREEMENTS
Aldoxorubicin
We have an agreement with KTB for the license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. The license is exclusive and applies to all products that may be subject to the licensed intellectual property in all fields of use. We may sublicense the intellectual property in our sole discretion. Pursuant to an amendment to the license agreement entered into in March 2014, we also have a non-exclusive worldwide license to any additional technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.
Under the agreement, we must make payments to KTB in the aggregate of up to $7.5 million upon meeting clinical and regulatory milestones, and up to and including the product's second final marketing approval. We also agreed to pay:
•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);
•	a percentage of any non-royalty sub-licensing income (as defined in the agreement); and
•	milestones of $1 million for each additional final marketing approval that we obtain.
Pursuant to the March 2014 license amendment, we agreed to make a $500,000 milestone payment upon first dosing of a patient in a first phase I clinical trial for each product using the additional technology.  In the event that by February 28, 2017, no such payment has become due, we have agreed to pay KTB $500,000, which payment can be made, in our discretion, in cash or in shares of our common stock.  If we elect to make the payment in shares of common stock, our shares will be valued at the volume-weighted average price (VWAP) over the preceding 60 trading days, to be calculated on February 28, 2017.
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
The agreement will expire on a product-by-product basis upon the expiration of the subject patent rights. We have the right to terminate the agreement on 30 days' notice, provided we pay a cash penalty to KTB. KTB may terminate the agreement if we are in breach and the breach is not cured within a specified cure period, or if we fail to use diligent and commercial efforts to meet specified clinical milestones.

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

STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or both, chemotherapy is the only option. Doxorubicin is the only approved first-line drug for treating STS patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, gemcitabine with docetaxel, dacarbazine and liposomal doxorubicin marketed in the United States as Doxil® by Johnson & Johnson. GlaxoSmithKline's pazopanib (Votrient®) was approved in the United States and Europe in 2012 for the treatment of certain types of advanced STS following prior chemotherapy. In October 2015, the Janssen unit of Johnson & Johnson received approval for trabectedin (Yondelis®) for the treatment of patients with leiomyosarcoma and liposarcoma,that have previously received an anthracycline and ifosfamide or an anthracycline followed by another chemotherapy.  In January 2016, the FDA approved Eisai's eribulin (Halaven®) as a treatment for patients with unresectable or metastatic liposarcoma who have received a prior anthracycline.  Eli Lilly is conducting a Phase 3 clinical trial with olaratumab in combination with doxorubicin in first-line STS.  Eli Lilly stated in October 2015 that they plan to submit a rolling new drug application based on the Phase 2 clinical trial results in STS.  There are other approaches to treating STS in clinical development, including Morphotek's ontuxizumab in combination with chemotherapy,and Tracon Pharmaceuticals' TRC-105 in combination with pazopanib.

Patients with glioblastoma multiforme, or GBM, generally undergo invasive brain surgery, although disease progression following surgery is nearly 100%. The front-line therapy for GBM following surgery is radiation in combination with temozolomide (Temodar®). Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients progressing after prior therapy. Drugs in development to treat GBM include nivolumab by Bristol-Myers Squibb, DCVax by Northwest Biotherapeutics, DelMar Pharmaceuticals' VAL-083, TRC-105 from Tracon Pharmaceuticals, veliparib by AstraZeneca and buparlisib by Novartis.
Treatment for newly diagnosed SCLC typically consists of cisplatin or carboplatin in combination with etoposide. Radiation may also be given for extensive-stage disease.  While first-line treatment can yield overall response rates of 50-80%, the duration of response is often less than 90 days.  For recurrent SCLC, topotecan (Hycamtin®) is standard therapy.  SCLC patients who are sensitive to first-line treatment may receive topotecan or the generic chemotherapeutic drugs irinotecan, taxanes, gemcitabine or vinorelbine.  Drugs in development for second-line SCLC include Bristol-Myers Squibb's nivolumab (Opdivo®) and ipilumimab (Yervoy®) and SC16LD6.5 by Stem CentRx, Inc.

 Kaposi's sarcoma is generally treated with radiation, surgery and/or liposomal doxorubicin.  Liposomal daunorubicin (DaunoXome®, Galen US), with or without paclitaxel, is also recommended as treatment for advanced disease. Other drugs in development for Kaposi's sarcoma include selumetinib by AstraZeneca and pomalidamide by Celgene.

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
We anticipate that our products will be manufactured by our strategic partners, licensees or other third parties. Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA's cGMP, which are regulations that govern the manufacture, holding and distribution of a product. Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the National Environmental Policy Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the good manufacturing practices regulations. Our manufacturers will have to continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
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

Employees
As of March 11, 2016, we had thirty-one employees, nine of whom were engaged in clinical development activities, ten of whom were engaged in preclinical research at our Freiburg, Germany laboratory, and eleven of whom were involved in management and administrative operations.
Available Information
We maintain a website at www.cytrx.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission, or SEC, as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. Among other things, we post on our website our Code of Business Conduct and Ethics.
Item 1A. RISK FACTORS
You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions and geopolitical events.  Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Risks Associated With Our Business
We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.
We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $58.6 million for the year ended December 31, 2015 and $30.1 million for the year ended December 31, 2014 and had an accumulated deficit as of December 31, 2015 of $365.1 million. We are likely to continue to incur losses unless and until we are able to commercialize aldoxorubicin or one or more of our other existing or possible future product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.
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
Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities and proceeds from the exercise of options and warrants to generate funds needed to finance our business and operations. We will need to raise additional capital to, among other things:
•	fund our clinical trials and pursue regulatory approval of aldoxorubicin and fund development of product candidates based on our LADR™ technology;
•	expand our research and development activities;

•	finance our general and administrative expenses;
•	acquire or license new technologies;
•	prepare, file, prosecute, maintain, enforce and defend our patent and other proprietary rights; and
•	develop and implement sales, marketing and distribution capabilities to successfully commercialize any product for which we obtain marketing approval and choose to market ourselves.
Our revenue was $0.1 million, $0.1 million and $0.3 million, respectively, for the years ended December 31, 2015, 2014 and 2013. We will have no significant recurring revenue unless we are able to commercialize aldoxorubicin, our lead product candidate, or one or more of our existing or possible future product candidates, which may require us to first enter into license or other strategic arrangements with third parties.
At December 31, 2015, we had cash and cash equivalents of approximately $22.3 million and short-term investments of $35.0 million. On February 6, 2016, we announced the signing of a long-term loan agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. for up to $40.0 million in financing, of which we have received $25.0 million. Management believes that our current resources, will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2016 of approximately $58.9 million, which includes approximately $34.3 million for our clinical programs for aldoxorubicin, approximately $5.4 million for pre-clinical development of new albumin-binding cancer drugs, including DK049, approximately $4.2 million for general operation of our clinical programs and approximately $15.0 million for other general and administrative expenses, including pre-commercialization. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
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
We also may disclose projected expenditures or other forecasts for future periods. These and other financial projections are based on management's current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.
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
All of our product candidates in development must be approved by the FDA or corresponding foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, including post-approval testing, which may take longer or cost more than we or our licensees, if any, anticipate, and may prove unsuccessful due to numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate.
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
The FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business. We will also be subject to periodic inspections and the potential for mandatory post- approval clinical trials required by the FDA and other U.S. and foreign regulatory authorities. Any delay or failure in obtaining required approvals or to comply with post-approval regulatory requirements could have a material adverse effect on our ability to generate revenue from the particular product candidate. The failure to comply with any post-approval regulatory requirements also could result in the rescission of the related regulatory approvals or the suspension of sales of the offending product.

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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on third parties, such as CROs and clinical trial sites, to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance.
We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the institutional review boards, or IRBs, if the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, the FDA placed a partial clinical hold on our on-going clinical trials of aldoxorubicin in November 2014 following the death of an individual who was not enrolled in any of our clinical trials but who received aldoxorubicin pursuant to our compassionate use policy under a single-patient IND held by one of the clinical sites participating in our Phase 3 trial of aldoxorubicin in STS. The clinical hold resulted in our inability to enroll new patients in our aldoxorubicin studies until the hold was removed in February 2015. Although we have resumed enrollment in our studies, enrollment in our clinical trials and our projected development timelines may be adversely affected by residual effects of the former clinical hold or possible future clinical holds.
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

Our SPA with the FDA for our pivotal study of aldoxorubicin does not guarantee marketing approval in the U.S.
We have an SPA with the FDA for the pivotal trial of aldoxorubicin for the treatment of STS. The SPA means that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. However, an SPA agreement does not guarantee approval of a product candidate, and even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement. Moreover, a final determination that the agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy and safety (positive benefit-risk ratio), or supports an approval decision, will be based on a complete review of all the data submitted to the FDA.
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
To date, patients treated with aldoxorubicin have experienced some of the same drug-related side effects associated with doxorubicin, including myelosuppression (decreased production of blood cells by bone marrow), gastrointestinal disorders (nausea and vomiting), mucositis (inflammation of the mucous membranes lining the digestive tract, including the mouth), stomatitis (inflammation of the mouth's soft tissue), fatigue, fever and other signs of infection associated with neutropenia (an abnormally low count of a type of white blood cells) and alopecia (hair loss). Results of our trials could reveal an unacceptable incidence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. In addition, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
We have agreements with third-party CROs to monitor and manage data for our preclinical and clinical programs. We rely heavily on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fails to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our or our CROs' failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We do not have the facilities or expertise to manufacture supplies of aldoxorubicin or any of our other product candidates, and we lack the resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we are dependent upon third-party manufacturers, or potential future strategic alliance partners, to manufacture these supplies. We have manufacturing supply arrangements in place with respect to a portion of the clinical supplies needed for the clinical development programs for aldoxorubicin. In September 2015, we entered into an agreement with a supplier to purchase doxorubicin hydrochloride both for clinical and commercial use. However, we have no other supply arrangements for the commercial manufacture of this product candidate or any manufacturing supply arrangements for any other potential product candidates, and we may not be able to secure needed supply arrangements on attractive terms, or at all. Our failure to secure these arrangements as needed could have a materially adverse effect on our ability to complete the development of our products or to commercialize them.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be completed after we submit our NDA to the FDA. We do not control the manufacturing process of aldoxorubicin and are completely dependent on our contract manufacturing partners for compliance with the FDA's requirements for manufacture of aldoxorubicin. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA's strict regulatory requirements, they will not be able to secure and/or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.
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
The marketing and commercialization of aldoxorubicin may require us to enter into strategic alliances or other collaborative arrangements with other pharmaceutical companies under which those companies will be responsible for one or more aspects of the eventual marketing and commercialization of aldoxorubicin, if it is approved for marketing.
Any future product candidate, if approved for marketing, may not have sufficient potential commercial value to enable us to secure strategic arrangements with suitable companies on attractive terms, or at all. If we are unable to enter into such arrangements, we may not have the financial or other resources to commercialize our products and may have to sell our rights in them to a third party or abandon their commercialization altogether.
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
If a third party claims that we infringe its proprietary rights, any of the following may occur:
•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;
•	we may become liable for substantial damages for past infringement if a court decides that our technology infringes a competitor's patent;
•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and
•	we may have to redesign our product candidates or technology so that it does not infringe patent rights of others, which may not be possible or commercially feasible.
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
We currently expect that any drugs we develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:
•	they are "incidental" to a physician's services;
•	they are "reasonable and necessary" for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice;
•	they are not excluded as immunizations; and
•	they have been approved by the FDA.
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
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the rebate program to individuals enrolled in Medicaid managed care organizations, and addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products; (ii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and (iii) enacts a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.
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
Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.
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

STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or both, chemotherapy is the only option. Doxorubicin is the only approved first-line drug for treating STS patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, gemcitabine with docetaxel, dacarbazine and liposomal doxorubicin marketed in the United States as Doxil® by Johnson & Johnson. Pazopanib (Votrient®), developed by GlaxoSmithKline and now marketed by Novartis, was approved in the United States and Europe in 2012 for the treatment of certain types of advanced STS following prior chemotherapy. In October 2015, the Janssen unit of Johnson & Johnson received approval for trabectedin (Yondelis®) for the treatment of patients with leiomyosarcoma and liposarcoma,that have previously received an anthracycline-containing regimen. In January 2016, the FDA approved Eisai's eribulin (Halaven®) as a treatment for patients with unresectable or metastatic liposarcoma who have received a prior anthracycline.  Eli Lilly is conducting a Phase 3 clinical trial with olaratumab in combination with doxorubicin in first-line STS.  Eli Lilly stated in October 2015 that they plan to submit a rolling new drug application based on the Phase 2 clinical trial results in STS. There are other approaches to treating STS in clinical development, including Morphotek's ontuxizumab in combination with chemotherapy, and Tracon Pharmaceuticals' TRC-105 in combination with pazopanib.

Patients with glioblastoma multiforme, or GBM, generally undergo invasive brain surgery, although disease progression following surgery is nearly 100%. The front-line therapy for GBM following surgery is radiation in combination with temozolomide (Temodar®). Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients progressing after prior therapy. Drugs in development to treat GBM include rindopepimut by Celldex Therapeutics, nivolumab by Bristol-Myers Squibb, DCVax by Northwest Biotherapeutics, TRC-105 from Tracon Pharmaceuticals, veliparib by AstraZeneca and buparlisib by Novartis.

Treatment for newly diagnosed SCLC typically consists of cisplatin or carboplatin in combination with etoposide. Radiation may also be given for extensive-stage disease.  While first-line treatment can yield overall response rates of 50-80%, the duration of response is often less than 90 days.  For recurrent SCLC, topotecan (Hycamtin®) is standard therapy.  SCLC patients who are sensitive to first-line treatment may receive topotecan or the generic chemotherapeutic drugs irinotecan, taxanes, gemcitabine or vinorelbine.  Drugs in development for second-line SCLC include Bristol-Myers Squibb's ipilumimab (Yervoy®) and SC16LD6.5 by Stem CentRx, Inc.

 Kaposi's sarcoma is generally treated with radiation, surgery and/or liposomal doxorubicin.  Liposomal daunorubicin (DaunoXome®, Galen US), with or without paclitaxel, is also recommended as treatment for advanced disease. Other drugs in development for Kaposi's sarcoma include selumetinib by AstraZeneca and pomalidamide by Celgene.

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
The agreement relating to our worldwide rights to aldoxorubicin provides for our payment of up to an aggregate of $7.5 million upon meeting specified clinical and regulatory milestones up to and including the product's second, final marketing approval. We also will be obliged to pay:
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
  We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.  We maintain sensitive data pertaining to our Company on our computer networks, including information about our development activities, our intellectual property and other proprietary business information. Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, despite the implementation of security measures. System failures, accidents or security breaches could cause interruptions to our operations, including material disruption of our development activities, result in significant data losses or theft of our intellectual property or proprietary business information, and could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs could be delayed, any of which would harm our business and operations.
We are subject to potential liabilities from clinical testing and future product liability claims.
If any of our products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or, if we obtain marketing approval and commercialize our products, by patients using our commercially marketed products. Even if one or more of our products is approved by the FDA, users may claim that such products caused unintended adverse effects. We maintain clinical trial insurance for our ongoing clinical trials, and we plan to seek to obtain similar insurance for any other clinical trials that we conduct. We also would seek to obtain product liability insurance covering the commercial marketing of our product candidates. We may not be able to obtain additional insurance, however, and any insurance obtained by us may prove inadequate in the event of a claim against us. Any claims asserted against us also may divert management's attention from our operations, and we may have to incur substantial costs to defend such claims even if they are unsuccessful.
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
We have operated our drug discovery laboratory and LADR™ development program since October 2014.  Accordingly, we have a limited operating history in conducting our own drug discovery programs. In December 2015, we announced the selection of DK049 as the first new product candidate utilizing our LADR™ technology Consequently, there is limited information for investors to use as basis for assessing the viability of our drug discovery efforts.  Investors must consider the risks and difficulties inherent in drug discovery and pre-clinical activities, including the following:
•	difficulties, complications, delays and other unanticipated factors in connection with the development of new drugs;
•	competition from companies that have substantially greater assets and financial resources than we have;

•	our ability to anticipate and adapt to a competitive market and rapid technological developments;
•	our need to rely on multiple levels of complex financing agreements with outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry; and
•	our dependence upon key scientific personnel, including Felix Kratz, Ph.D., our Vice President of Drug Discovery and Andre Warnecke, Ph.D., our Senior Director of Drug Discovery.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an "ownership change" occurs if there is a cumulative change in our ownership by "5% shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of a previous ownership change, our annual utilization of approximately $62.3 million in federal net operating loss carryforwards will be substantially limited.  If we experience ownership changes as a result of future transactions in our stock, we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could potentially result in increased future tax liability to us on any net income that we may earn in the future.
We cannot assure investors that we will be able to fully address the material weakness in our internal controls or that remediation efforts will prevent future material weaknesses.
We have identified a control deficiency in our financial reporting process concerning a non-routine and unusual item that constitutes a material weakness, for the year ended December 31, 2015. We have initiated certain measures, including performing a comprehensive review of significant and unusual transactions, to remediate this weakness, and plan to implement additional appropriate measures as part of this effort. The Company had previously never had a material weakness in its history. There can be no assurance that we will be able to fully remediate our existing material weakness or that the comprehensive review of certain significant and unusual transactions will remediate or prevent these weaknesses from re-occurring in the future.

Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
Risks Associated with Our Common Stock
You may experience future dilution as a result of future equity offerings or other equity issuances.
To raise additional capital, we may in the future offer additional shares of our common stock, preferred stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share that you may pay for the shares of our common stock offered hereby. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share that you may pay for the shares of our common stock offered hereby.

We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.
The market price of our common stock in 2015 ranged from $1.98 to $5.42 per share, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:
•	announcements of interim or final results of our clinical trials or our drug discovery activities;
•	announcements of regulatory developments or technological innovations by us or our competitors;
•	changes in our relationship with our licensors and other strategic partners;
•	our quarterly operating results;
•	litigation involving or affecting us;
•	shortfalls in our actual financial results compared to our guidance or the forecasts of stock market analysts;
•	developments in patent or other technology ownership rights;
•	acquisitions or strategic alliances by us or our competitors;
•	public concern regarding the safety of our products; and
•	government regulation of drug pricing.
Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.
As of December 31, 2015, there were outstanding stock options and warrants to purchase approximately 21.4 million shares of our common stock at a weighted-average exercise price of $3.50 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
We have registered with the SEC the resale by the holders of all or substantially all shares of our common stock issuable upon exercise of our outstanding options and warrants. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.
We have been, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.
We announced in December 2015 and January 2016 that we agreed to settle federal securities class actions and stockholder derivative lawsuits filed in 2014 against us and certain of our officers and directors.  Securities-related class action lawsuits and derivative litigation have often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for biotechnology and biopharmaceutical companies such as ours, which often experience significant stock price volatility in connection with their product development programs.
Our anti-takeover measures may make it more difficult to change our management, or may discourage others from acquiring us, and thereby adversely affect stockholder value.
We have a stockholder rights plan and provisions in our restated by-laws, as amended, that are intended to protect our stockholders' interests by encouraging anyone seeking control of our company to negotiate with our board of directors. These provisions may discourage or prevent a person or group from acquiring us without the approval of our board of directors, even if the acquisition would be beneficial to our stockholders.
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

Our restated by-laws, as amended, designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our by-laws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim that is governed by the internal affairs doctrine. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our by-laws. This choice-of-forum provision may limit our stockholders' ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated by-laws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We lease our headquarters in Los Angeles, California. The lease covers approximately 5,739 square feet of office and storage space and expires in February 2020.  Our monthly rent is $19,226, which is subject to annual increases. In addition to the monthly rent, we are responsible for paying our allocable portion of operating expenses. We have an option to extend the term of the lease for a five-year period and a right of first offer during the extended lease term to lease any available space on the sixth floor of the premises, subject to the terms and conditions set forth in the lease agreement.  We also lease additional storage space for approximately 540 square feet. This lease expires in February 2020, and requires us to make monthly payments of $1,110, subject to annual increases.
We lease laboratory space in Freiburg, Germany, covering approximately 376 square meters (4,047 square feet). In January, 2016, we signed a lease amendment increasing the space to 752 square meters (8,094 square feet), effective August 1, 2016. The amended lease expires on September 30, 2018, and will require us to increase our monthly payments from €4,498 (approximately $5,038) to €10,329 (approximately $11,568), subject to annual increases. We have an option to extend the term of the lease for up to three additional three-year periods.

Item 3. LEGAL PROCEEDINGS
The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. As previously reported in the Company's Quarterly Report filed with the SEC on November 3, 2015, on June 13, 2014, three purported securities class action lawsuits pending against us and certain of our officers and directors in the United States District Court for the Central District of California were consolidated in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx) (the "Federal Class Action"), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired our publicly traded securities between November 20, 2013 and March 13, 2014, against us, certain of our officers and directors, a freelance writer, and certain underwriters, including Jefferies LLC, Oppenheimer & Co., LLC, Aegis Corp., and H.C. Wainwright & Co., LLC. The complaint alleges that certain of the defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleges that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in our shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement under Rule 424(b)(2) filed with the SEC on January 31, 2014. These allegations arise out of our alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with us, as well as our December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint seeks damages, including interest, in an unspecified amount, reasonable costs and attorneys' fees, and any equitable, injunctive, or other relief that the court may deem just and proper. On December 5, 2014, we and the individual defendants filed a motion to dismiss the complaint. The Court was scheduled to hear argument on this motion on March 2, 2015. On February 25, 2015, the Court took this motion under submission and took the hearing off calendar. On July 13, 2015, the Court issued an order granting in part and denying in part the motions to dismiss filed by us, the individual defendants and the underwriters. On August 7, 2015, the plaintiffs amended their complaint and on September 8, 2015, the defendants moved to dismiss the amended complaint, in part.  On October 23, 2015, the Court took the motion to dismiss under submission and, as a result of the settlement of the case as set forth below, the motion to dismiss has not been ruled on by the Court
On April 3, 2014, a purported class action lawsuit was filed against us and certain of our officers and each of our directors, as well as certain underwriters, in the Superior Court of California, County of Los Angeles, captioned Rajasekaran v. CytRx Corporation, et al., BC541426. The complaint purports to be brought on behalf of all shareholders who purchased or otherwise acquired our common stock pursuant or traceable to our public offering that closed on February 5, 2014. The complaint alleges that defendants violated the federal securities laws by making materially false and misleading statements in our filings with the SEC. The complaint seeks compensatory damages in an unspecified amount, rescission, and attorney's fees and costs. On October 14, 2014, the Court granted the parties' joint ex parte motion to stay this proceeding pending resolution of motions to dismiss in the related federal action, In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx).  On December 29, 2015, as a result of the parties informing the Court that the settlement of the Federal Class Action also resolved the claims and allegations in the Rajasekaran case, the Superior Court deemed the case closed.

On December 10, 2015, we announced that we had reached an agreement to settle the federal consolidated securities class action and filed a Stipulation of Settlement with the Court. A hearing on plaintiffs' motion for preliminary approval of the settlement was held on January 11, 2016. The agreement contains no admission of liability or wrongdoing and includes a full release of CytRx and the current and former directors and officers in connection with the allegations. The settlement is subject to definitive documentation, shareholder notice, and Court approval. The terms of the agreement provide for a settlement payment to the class of $4,000,000, of which at least $3,500,000 will be paid by our insurance carriers. We will also issue the equivalent number of shares of our common stock to the class of $4,500,000 at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 1,200,000 shares and not more than a maximum of 1,800,000 shares.  On January 9, 2016, the Court preliminarily approved the settlement, and set a settlement fairness hearing for final approval of the settlement for May 9, 2016.

On July 3, 2014, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California, captioned Fishman v. Kriegsman, et al., 2:14-cv-05169, purportedly on our behalf against certain of our officers and each of our directors. The complaint alleges breach of fiduciary duties, corporate waste, gross mismanagement, and unjust enrichment in connection with our alleged retention of DreamTeamGroup and MissionIR. The complaint seeks damages, restitution, corporate governance reforms, and attorney's fees and costs. On September 3, 2014, plaintiff filed a notice to voluntarily dismiss this action against all parties without prejudice, which the Court granted on September 9, 2014.
On September 10, 2014, the Delaware Court of Chancery consolidated Schwartz v. Ignarro, et al., Case No. 9864, Johnson v. Ignarro, et al., Case No. 9884, and Silverberg v. Kriegsman, et al., Case No. 9919, three shareholder derivative lawsuits described in our Quarterly Report filed with the SEC on August 6, 2014. The allegations in the Schwartz and Johnson complaints relate to our December 9, 2013 grant of stock options to certain board members and officers. The allegations in the Silverberg complaint relate to our December 9, 2013 grant of stock options to certain board members and officers, as well as our alleged retention of DreamTeamGroup and MissionIR. A consolidated complaint concentrated on the stock-option grant claims was filed on October 9, 2014. The consolidated lawsuit is captioned In re CytRx Corp. Stockholder Derivative Litigation, C.A. No. 9864-VCL. On November 10, 2014, we and the individual defendants filed a motion to dismiss the consolidated complaint or, in the alternative, to stay the action. The Court heard argument on the motions on January 8, 2015. The Court denied the motion to dismiss and granted in part and denied in part the motion to stay the Delaware case pending the Federal Class Action. On June 2, 2015, we announced that we had reached an agreement to settle the Delaware stockholder derivative action. Under the settlement, we agreed to re-price outstanding stock options to purchase a total of 2,095,000 shares of our common stock that were granted on December 10, 2013 to certain of our directors and officers from the original exercise price of $2.39 to an exercise price of $4.66 (the share price at market closing on December 20, 2013). The settlement also provides that we will implement certain corporate governance changes and modify our governance practices regarding the granting of stock options. The parties reached an agreement on an award of $1.1 million of fees and expenses to plaintiffs' attorneys. On November 20, 2015, the Delaware Court approved the settlement and award of attorneys' fees and expenses, and entered a final order and judgment. This amount was paid by our insurance carriers in December, 2015.

On August 14, 2014, a shareholder derivative lawsuit, captioned Pankratz v. Kriegsman, et al., 2:14-cv-06414-PA-JPR, was filed in the United States District Court for the Central District of California purportedly on our behalf against certain of our officers and each of our directors. On August 15, 2014, a virtually identical complaint was filed, captioned Taylor v. Kriegsman, et al., 2:14-cv-06451.  Each complaint alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, insider selling and misappropriation of information in connection with our alleged retention of DreamTeamGroup and MissionIR, as well as our December 9, 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On October 8, 2014, the Court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, we and the individual defendants filed motions to dismiss the consolidated Pankratz and Taylor cases or, in the alternative, to stay the cases. On January 9, 2015, the Court stayed the action pending the resolution of the consolidated Delaware derivative action. On February 27, 2015, the Pankratz and Taylor plaintiffs filed a motion to vacate the stay. On June 24, 2015, the Court granted the motion to lift the stay in light of the pending settlement of the Delaware derivative litigation discussed above. The Court further denied the motion to dismiss without prejudice and invited us to move to dismiss the case within 30 days pursuant to the doctrine of forum non conveniens based on our forum-selection bylaw, which mandates that derivative actions be filed in Delaware. The Court advised that it would consider any forum non conveniens motion before considering a subsequent motion to dismiss under Rule 12. On November 2, 2015, the Court granted the defendants' motion on grounds of forum non conveniens, and the case was dismissed without prejudice to plaintiffs refiling the action in the Delaware Court of Chancery. Plaintiffs then filed an appeal with the Ninth Circuit Court of Appeals. On January 5, 2016, we announced that we reached an agreement to settle the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, pending in the U.S. Court of Appeals for the Ninth Circuit Court, on appeal from the United States District Court for the Central District of California. The settlement includes no financial or equity compensation. It provides that we will implement certain corporate governance changes and modify certain governance practices. The settlement agreement contains no admission of liability or wrongdoing and includes a full release of the current and former directors and officers in connection with the allegations. The settlement is subject to the drafting of definitive documentation, notice to stockholders, and District Court approval.  Plaintiffs' counsel is expected to petition the District Court for an award of attorneys' fees and costs.
On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed in the Delaware Court of Chancery purportedly on the Company's behalf against certain of its officers and directors. The complaint alleges breach of fiduciary duty, unjust enrichment, and gross mismanagement in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, as well as its December 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On February 26, 2016, the Company and the defendants filed two motions with the Court of Chancery.  First, we moved to dismiss because the Niedermayer complaint fails to state a claim upon which relief can be granted and because the allegations and claims in the Niedermayer complaint are effectively resolved by the settlement of the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, pending in the United States District Court for the Central District of California, and the settlement of the derivative lawsuits already approved by the Delaware Court of Chancery, In re CytRx Corp. Stockholder Derivative Litigation, C.A. No. 9864-VCL.  Second, we moved to stay the Niedermayer case until the Central District of California completes the approval process for the settlement of the consolidated derivative actions pending in that court, In Re CytRx Corporation Stockholder Derivative Litigation

Item 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Capital Market under the symbol "CYTR." The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:
	High	Low
Fiscal Year 2015:
Fourth Quarter	$3.41	$2.32
Third Quarter	$4.20	$1.98
Second Quarter	$5.42	$3.30
First Quarter	$3.88	$2.51

Fiscal Year 2014:
Fourth Quarter	$3.20	$2.08
Third Quarter	$4.25	$2.54
Second Quarter	$5.46	$2.78
First Quarter	$8.35	$3.15

Holders
On March 11, 2016, there were approximately 670 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.
Dividends
We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.
Equity Compensation Plans
The following table sets forth certain information as of December 31, 2015, regarding securities authorized for issuance under our equity compensation plans:
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	593,615	$7.15	—
2008 Stock Incentive Plan	13,580,251	2.91	6,419,749
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	7,225,472	4.28	—
Total	21,399,338	$3.49	6,419,749
____________

(1)	The warrants shown were issued in discrete transactions from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in capital-raising transactions. The material terms of such warrants were determined based upon arm's-length negotiations with the service providers. The warrant exercise prices approximate the market price of our common stock at or about the date of grant, and the warrant terms range from two to ten years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends. On August 1, 2016, 6,371,899 warrants priced at $4.48 expire.

Comparison of Cumulative Total Returns
The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and The NASDAQ Pharmaceutical Index (the "Peer Index") for the five-year period from December 31, 2011 to December 31, 2015. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 31, 2010, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.
Comparison of Cumulative Total Returns

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2015
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2010
2011
2012
2013
2014
2015
CytRx Corporation
NASDAQ Composite-Total Returns
NASDAQ Pharmaceutical Index

	December 31,
	2011	2012	2013	2014	2015
CytRx Corporation	27.72	26.45	88.68	38.76	37.48
The NASDAQ Stock Market Index	99.17	116.48	163.21	187.27	200.31
The NASDAQ Pharmaceutical Index	107.04	142.41	234.79	306.46	324.29

Recent Issuances of Unregistered Securities
None.
Repurchase of Shares
We did not repurchase any of our shares during the year ended December 31, 2015.

Item 6. SELECTED FINANCIAL DATA
General
The following selected financial data are derived from our audited financial statements. Our financial statements for these past five years have been audited by BDO USA, LLP, our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand (except for per share data).
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue
Licensing revenue	$100,000	$100,000	$300,000	$100,000	$250,000
Total revenue	$100,000	$100,000	$300,000	$100,000	$250,000

Net loss applicable to common stockholders	$(58,587,000)	$(30,118,000)	$(47,485,000)	$(17,964,000)	$(14,425,000)
Basic and diluted loss per share applicable to common stock	$(0.97)	$(0.55)	$(1.44)	$(0.78)	$(0.80)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,297,000	$77,840,000	$38,568,000	$38,344,000	$36,046,000
Total assets	$67,024,000	$85,693,000	$41,500,000	$40,232,000	$37,854,000
Total stockholders' equity	$44,079,000	$67,911,000	$10,661,000	$30,166,000	$24,254,000

Factors Affecting Comparability
In July, 2015, we completed a $28.7 million underwritten public offering, in which we sold and issued approximately10.5 million shares of common stock at a price of $2.75 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $26.8 million.
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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the discussion under "Selected Financial Data" and our financial statements included in this Annual Report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under the caption "Risk Factors" and elsewhere in this Annual Report.
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
In the first quarter of 2014, we initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy, and we have received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or animal health concerns were to arise or we were to subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication. The clinical trial has completed its target enrollment of 400 patients at approximately 79 clinical sites in the U.S., Europe, Canada, Latin America and Australia. CytRx expects to report the top-line results on progression-free survival, the trial's primary endpoint, in the first half of 2016.
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
In addition to aldoxorubicin, CytRx is currently completing pre-clinical development for DK049, a novel anti-cancer drug conjugate that utilizes the Company's Linker Activated Drug Release (LADRTM) technology.  DK049 was created at our laboratory facility in Freiburg, Germany, and employs a proprietary linker that is both pH sensitive and requires a specific enzyme for the release of the cytotoxic payload.  DK049 has demonstrated significant anti-tumor activity in multiple animal models implanted with human tumors, including non-small cell lung, ovarian and pancreatic cancers.  CytRx anticipates filing an Investigational New Drug Application (IND) in the second half of 2016 prior to initiating a Phase 1 clinical trial.
We plan to expand our pipeline of oncology candidates through our drug development activities at our laboratory facility in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater drug concentration at tumor sites.
In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and we recently secured long-term financing. We also have received limited funding from our strategic partners and licensees.

At December 31, 2015, we had cash and cash equivalents of approximately $22.3 million and short-term investments of $35.0 million. On February 6, 2016, we announced the signing of a long-term loan agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. for up to $40.0 million in financing, of which we received $25.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2015 of approximately $58.9 million, which includes approximately $34.3 million for our clinical programs for aldoxorubicin, approximately $5.4 million for pre-clinical development of new albumin-binding cancer drugs, including DK049; approximately $4.2 million for general operation of our clinical programs and approximately $15.0 million for other general and administrative expenses, including pre-commercialization expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
Research and Development
Expenditures for research and development activities related to continuing operations were $43.4 million, $36.7 million and $17.5 million, respectively, for the years ended December 31, 2015, 2014 and 2013, or approximately 68%, 74% and 63%, respectively, of our total expenses.
Research and development expenses are further discussed below under "Critical Accounting Policies and Estimates" and "Results of Operations."
Our currently projected expenditures for 2016 include approximately $34.3 million for our clinical programs for aldoxorubicin, approximately $5.4 million for pre-clinical development of new albumin-binding cancer drugs, including DK049, and approximately $4.2 million for general operation of our clinical programs. The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical programs, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

All of our product candidates in development must be approved by the FDA or corresponding foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. A discussion of these and other risks and uncertainties associated with our business is set forth in the "Risk Factors" section of this Annual Report.
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to stock options, impairment of long-lived assets, including accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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
Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 605-25, Revenue Recognition – Multiple-element Arrangements ("ASC 605-25"). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.
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
Stock-based Compensation
Our stock-based employee compensation plans are described in Note 13 of the Notes to Financial Statements. We follow the provisions of ASC 718, Compensation - Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.
For stock options and stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50").
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 21.4 million, 17.4 million and 14.7 million shares at December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Liquidity and Capital Resources
General
In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and we recently secured long-term loan financing. We also have received limited funding from our strategic partners and licensees.
At December 31, 2015, we had cash and cash equivalents of approximately $22.3 million and short-term investments of $35.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. On February 6, 2016, we announced the signing of a long-term loan agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. for up to $40.0 million in financing, of which we received $25.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2016 of approximately $58.9 million, which includes approximately $34.3 million for our clinical programs for aldoxorubicin, approximately $5.4 million for pre-clinical development of new albumin-binding cancer drugs, including DK049, approximately $4.2 million for general operation of our clinical programs and approximately $15.0 million for other general and administrative expenses, including pre-commercialization expenses. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
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
Discussion of Operating, Investing and Financing Activities
Net loss for the year ended December 31, 2015 was $58.6 million, and cash used for operating activities for that period was $47.6 million. The net loss for the year reflects $7.4 million for stock option and warrant expense, and non-cash gain of $4.4 million on the fair value adjustment of the warrant liability.
Net loss for the year ended December 31, 2014 was $30.1 million, and cash used for operating activities for that period was $40.6 million. The net loss for the year reflects $6.6 million for stock option and warrant expense, and non-cash gain of $19.1 million on the fair value adjustment of the warrant liability.
Net loss for the year ended December 31, 2013 was $47.5 million, and cash used for operating activities for that period was $23.8 million. The net loss for the year reflects $4.0 million for stock option and warrant expense, and a non-cash loss of $20.2 million on the fair value adjustment of the warrant liability.
For the year ended December 31, 2015, $10.3 million was provided by investing activities. This included $10.6 million net proceeds from the sale of short-term investments and the difference for purchase of equipment and furnishings, primarily for our laboratory in Freiburg, Germany.
For the year ended December 31, 2014, $19.5 million was used for investing activities. This included $18.5 million net for the purchase of short-term investments.

For the year ended December 31, 2013, $3.1 million was used for investing activities. This included $3.1 million net for the purchase of short-term investments.
Cash provided by financing activities for the year ended December 31, 2015 was $27.4 million, which included $26.8 million of net proceeds received from our July 2015 public offering.
Cash provided by financing activities for the year ended December 31, 2014 was $80.8 million, which included $80.5 million of net proceeds received from our February 2014 public offering.
Cash provided by financing activities for the year ended December 31, 2013 was $24.0 million, which was attributable to the net proceeds received from our October 2013 public offering.
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
Our current contractual obligations that will require future cash payments are as follows (in thousands):
	Payments due by periods as of December 31, 2015
Contractual Obligations	Total	Year 1	Years 2 and 3	Years 4 and 5	Years 6 and beyond
Operating lease obligations	$1,401	$318	$746	$337	$—
Employment obligations	5,761	3,647	2,114	—	—
R&D contract obligations	36,689	27,940	8,738	11	—
Total contractual obligations	$43,851	$31,905	$11,598	$348	$—

(1)	Operating leases are primarily our facility lease obligations, as well as equipment and software lease obligations with third party vendors.

(2)
Employment agreements include management contracts that provide for minimum salary levels, adjusted periodically at the discretion of our Compensation Committee, as well as minimum bonuses and employee benefits, in some cases.

(3)	Research and development obligations relate primarily to our clinical trials. All of these obligations are cancelable upon notice without liability to us.

  We apply the disclosure provisions of ASC 460, Guarantees ("ASC 460"), to our contractual guarantees and indemnities. We have provided contractual indemnities to other parties against possible losses suffered or incurred by the indemnified parties in connection with various types of third-party claims, as well as indemnities to our officers and directors against third party claims arising from the services they provide to us. To date, we have not incurred material costs as a result of these indemnities, and we do not expect to incur material costs in the future; further, we maintain insurance to cover certain losses arising from these indemnities. Accordingly, we have not accrued any liabilities related to these indemnities.

Net Operating Loss Carryforwards
At December 31, 2015, we had federal and state net operating loss carryforwards of $281.6 million and $173.7 million, respectively, available to offset against future taxable income, which expire in 2016 through 2035.
As a result of a change in-control that occurred in the CytRx shareholder base, approximately $62.3 million in federal net operating loss carryforwards became substantially limited in their annual availability. We currently believe that the remaining $219.3 million in federal net operating loss carryforwards, and the $173.7 million in state net operating loss carryforwards, are unrestricted.
As of December 31, 2015, we also had research and development and alternative minimum tax credits for federal and state purposes of approximately $14.8 million and $19.5 million, respectively, available for offset against future income taxes, which expire in 2022 through 2035. Based on an assessment of all available evidence including, but not limited to, our limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
Results of Operations
We incurred a net loss of $58.6 million, $30.1 million and $47.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
During 2015, 2014 and 2013, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by our licensees. During 2016, we are not anticipating any significant service or license fees revenue.
Our net loss may increase from current levels primarily due to expenses related to our ongoing and planned clinical trials, research and development programs, possible technology acquisitions, and other general corporate activities, including pre-commercialization. We anticipate, therefore, that our operating results will fluctuate for the foreseeable future and period-to-period comparisons should not be relied upon as predictive of the results in future periods.
Research and Development
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Research and development expenses	$41,805	$34,203	$17,072
Non-cash research and development expenses	—	1,543	186
Employee stock and stock option expense	1,591	932	242
Total	$43,396	$36,678	$17,500

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
Research and development expenses incurred during 2015, 2014 and 2013 relate to our various development programs. In 2015, our research and development expenses increased over 2014 due to a full year of costs for our pivotal, global Phase 3 clinical trial with aldoxorubicin as a second-line treatment for STS and our global Phase 2b clinical trial in small cell lung cancer. These expenses included approximately $37.0 million for our clinical programs for aldoxorubicin, approximately $1.7 million at our Drug Discovery laboratory, and approximately $3.6 million for general operation of our clinical programs. In 2014, our research and development expenses increased over 2013 as we initiated our pivotal, global Phase 3 clinical trial and completed our global Phase 2b clinical trial with aldoxorubicin as a first-line treatment for STS. In 2014, we also continued our Phase 2 clinical trial with aldoxorubicin in patients with late-stage glioblastoma (brain cancer), and initiated a global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. In 2014, our development costs included approximately $29.9 million for our clinical programs for aldoxorubicin, approximately $1.0 million for pre-clinical development of new albumin-binding cancer drugs and approximately $3.3 million for general operation of our clinical programs. None of our research and development costs have ever been capitalized.

As compensation to consultants, or in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. In 2015, we recorded $0 of non-cash expense, as compared to $1.5 million in 2014 and $0.2 million in 2013. In 2014, we issued 200,000 common shares to the licensor of aldoxorubicin in connection with the establishment of the Company's Freiburg, Germany research and development laboratory. The fair value of the shares was $0.8 million; in addition we issued restricted stock to Dr. Dan Levitt, the Company's Chief Medical Officer with a fair value of $626,900.  In 2015, we recorded $1.6 million of employee stock and stock option expense, as compared to $0.9 million in 2014 and $0.2 million in 2013.
In 2016, we expect our research and development expenses to increase as our Drug Discovery laboratory in Freiburg, Germany will be expanding its facilities and increasing the number of employees, following onto the successful development of DK049. Our pivotal Phase 3 global trial of aldoxorubicin and global Phase 2b clinical trial in small cell lung cancer continue to be a key part of these expenses.
General and Administrative
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
General and administrative expenses	$13,871	$8,724	$6,717
Stock, stock option and warrant expenses to non-employees and consultants	226	1,737	858
Employee stock option expense	5,568	2,384	2,699
Total	$19,665	$12,845	$10,274

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $13.9 million, $8.7 million and $6.7 million in 2015, 2014 and 2013, respectively. In 2015, the general and administrative expenses increased by 59.0 % or approximately $5.1 million over 2014, as the litigation settlement expense was $5.5 million (of which a non-cash amount of $4.5 million will be settled through the issuance of our common shares) and insurance premiums increased by $0.3 million, offset by a decrease in professional fees of $0.5 million, a decrease in payroll of $0.1 million and other small decreases. In 2014, these expenses increased by approximately $2.0 million over 2013 due to an increase in legal fees of $1.5 million associated with legal proceedings instituted against us, as well as an increase in payroll of approximately $0.3 million and an increase in insurance premiums of approximately $0.2 million.
From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received whichever we can measure more reliably. In 2015, we recorded $0.2 million of such expenses, as compared to $1.7 million and $0.9 million in 2014 and 2013, respectively. We recorded employee stock option expense of $5.6 million, $2.4 million and $2.7 million in 2015, 2014 and 2013, respectively.
Depreciation and Amortization
Depreciation and amortization expenses for the years ended December 31, 2015, 2014 and 2013 were approximately $0.3 million, $0.2 million and $0.1 million, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.
Other Income
In 2015, 2014 and 2013, we recognized non-cash gains (losses) of $4.4 million, $19.1 million and $(20.2) million, respectively, on the revaluation of our warrant derivative liabilities related to warrants issued in August 2011 and July 2009.

Interest Income
Interest income was $0.2 million in 2015, $0.3 million in 2014 and $0.1 million in 2013. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be reported in the balance sheet as a direction deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 must be applied retrospectively. Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued. We expect ASU 2015-03 to impact on our financial statements for periods subsequent to our long-term loan financing in February 2016.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14") which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40)". The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2015, it would not have had a material effect on our results of operations or cash flows for that period.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplemental schedule and notes thereto as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F- 21 of this Annual Report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Item 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2015, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015, as described further below.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to have a material effect, on our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Edition) ("the Framework"). Based upon management's assessment, management identified a material weakness in our internal control over financial reporting, as described below. As a result of this material weakness, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective based on the Framework.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
The following control deficiency was identified and was determined to be a material weakness in our internal control over financial reporting as of December 31, 2015:
•
Our internal control over a significant and unusual non-cash transaction was not designed appropriately to ensure that the related accounting conclusions were sufficiently reviewed for compliance with generally accepted accounting principles.

The material weakness resulted in an inaccurate conclusion related to the accrual and presentation of an obligation incurred in connection with the settlement of a class action lawsuit, that is payable in a variable number of shares of the Company's common stock, and for which a reasonable possibility existed that a material misstatement in our financial statements would not be prevented or detected on a timely basis. The misstatement was corrected by management prior to the issuance of our annual financial statements.
 Our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report on the next page.
Management Remediation Plan
To remediate the material weakness described above, management has initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
We have audited CytRx Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management's failure to design and maintain controls over the evaluation of accounting consequences of a significant, unusual transaction has been identified and described in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 11, 2016 on those financial statements.
In our opinion, CytRx Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the company after the date of management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CytRx Corporation as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Los Angeles, California
March 11, 2016

Item 9B. OTHER INFORMATION

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information concerning our directors and executive officers:
Name	Age	Class of Director(1)	Position
Steven A. Kriegsman	74	II	Director, Chairman of the Board and Chief Executive Officer
Louis Ignarro, Ph.D.	74	I	Director (2) (3) (4)
Joseph Rubinfeld, Ph.D.	83	I	Lead Director (2) (3) (4).(5)
Eric Selter	58	III	Director (2) (4)
Anita J. Chawla, Ph.D.	57	II	Director (3) (4) (5)
Cheryl Cohen	50	III	Director (2) (5)
John Y. Caloz	64	—	Chief Financial Officer
Daniel J. Levitt, M.D., Ph.D.	68	—	Executive Vice President and Chief Medical Officer
Olivia Ware	59	—	Chief Commercial Officer
Scott Wieland, Ph.D.	56	—	Senior Vice President-Drug Development
Benjamin S. Levin	39	—	Senior Vice President, General Counsel and Corporate Secretary
David J. Haen	37	—	Vice President – Business Development and Investor Relations

(1)	Our Class I directors serve until the 2016 annual meeting of stockholders, our Class II directors serve until the 2017 annual meeting of stockholders, and our Class III directors serves until the 2018 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Selter is Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Dr. Ignarro is Chairman of the Committee.

(4)	Members of our Compensation Committee. Dr. Rubinfeld is Chairman of the Committee.

(5)	Members of our Strategy Committee. Ms. Cohen is Chairwoman of the Committee

Steven A. Kriegsman has been CytRx's President and Chief Executive Officer and a director since July 2002. In October 2014, he was elected Chairman of the Board. He also serves as a director of Galena Biopharma, a listed public company, and is a member of its Compensation Committee and a member of its Strategy Committee. In June 2016, Mr. Kriegsman will retire from the Galena Biopharma board. Mr. Kriegsman previously served on the Board of Directors of Catasys, Inc. from November 2013 to August 2015. He previously served as Director and Chairman of Global Genomics from June 2000 until 2002. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past five years, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors' College
Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been a guest speaker and lecturer at various universities including California Institute of Technology (Caltech), Brown University, and New York University. He also was an instructor at York College in Jamaica (Queens), NY, where he taught business to a diverse group of students in York's adult education program. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the California Health Institute, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, the American Association of Dance Companies and the Palisades-Malibu YMCA.
Mr. Kriegsman's extensive history as a member of management is vital to the board of directors' collective knowledge of our day-to-day operations. Mr. Kriegsman also provides great insight as to how CytRx grew as an organization and his institutional knowledge is an invaluable asset to the board of directors in effecting its oversight of CytRx's strategic plans. Mr. Kriegsman's presence on the board of directors also allows for a flow of information and ideas between the board of directors and management.

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
Dr. Rubinfeld served as a senior executive of several large pharmaceutical companies before leaving to co-found SuperGen and served as Chief Executive Officer or in other senior executive capacities with highly successful companies. Dr. Rubinfeld's academic training and business experience enhances the breadth and scope of our Board's oversight of our company's management, business, strategic relationships, and other activities, while his vision adds to the long-range planning of our Board of Directors and management.
Eric Selter has been a director since April 2015. He has served in many capacities as an investment advisor with Morton Capital Management, LLC, and is currently an owner and a member of their investment committee. He served as President and Chief Executive Officer of National Staff Network, a nationally recognized and major leader in the employee leasing industry, from 1996 to 1998. He received his bachelor's degree from the University of Southern California where he graduated magna cum laude in 1979. He then attended Loyola Law School in Los Angeles where he was awarded his Juris Doctor degree in 1982.
Mr. Selter's senior executive experience in the financial services industry distinguishes him from our other directors and adds unique capabilities and a different perspective to the deliberations of our Board of Directors. He understands the credit needs, financing requirements, and operational constraints of development-stage and mature businesses, skills that he is able to utilize as the named financial expert on our Audit Committee.
Anita J. Chawla, Ph.D. joined the board in March 2015. She is an economist with more than 25 years of experience in the health care sector. She has extensive experience using economic analyses to support the business objectives of life sciences companies. In her work, Dr. Chawla has assessed the value of a wide range of therapies to inform health care decision makers.  Dr. Chawla specializes in helping pharmaceutical, biotechnology, medical device, and diagnostic companies address market access challenges, particularly as they relate to coverage and reimbursement determination and evidence-based review, through all phases of product development and commercialization. Dr. Chawla graduated Phi Beta Kappa with a Bachelor of Arts degree in economics and political science from Wellesley College. She earned a PhD in economics from the University of Michigan. Dr. Chawla is a Managing Principal at Analysis Group, Inc. Prior to joining Analysis Group in 2007, she was head of the Health Economics & Outcomes Research department at Genentech, Inc. from 2001 to 2006.  She has also held positions at Thomson Medstat (The MEDSTAT Group), Research and Policy Division (1993-2000) and the American Medical Association, Center for Health Policy Research (1989-1993). Dr. Chawla is no relation to any other Company employees named Chawla.
Cheryl Cohen joined the board in June 2015. She previously served as the Chief Commercial Officer of Medivation, Inc. from 2011 to 2014, where she was responsible for their U.S. launch of Xtandi (enzalutamide) for metastic castration-resistant prostate cancer. Her previous experience includes over a decade at Johnson & Johnson, including as vice president of its strategic commercial group, Health Care Systems, Inc. She also serves as a director of Tokai Pharmaceuticals, Inc., a listed public company. Since 2014, Ms. Cohen has been also president of CLC Consulting, her private pharmaceutical and biotechnology consulting firm specializing in new product commercialization, a position she also held from 2008 to 2011. Ms. Cohen's extensive experience in commercialization and strategic planning makes her the most qualified person to head our Strategy Committee.

Daniel J. Levitt, M.D., Ph.D. joined us in October 2009 as our Chief Medical Officer, and was promoted to the position of Executive Vice President in 2013. Dr. Levitt brings more than 24 years of senior management experience, having spearheaded numerous drug development programs to commercialization at leading biotechnology and pharmaceutical companies. Prior to joining CytRx, Dr. Levitt served from January 2007 to February 2009 as Executive Vice President, Research and Development at Cerimon Pharmaceuticals, Inc. Prior to that, from August 2003 to April 2006, he was Chief Medical Officer and Head of Clinical and Regulatory Affairs at Dynavax Technologies Corporation, managing clinical trials for four programs and overseeing multi-country regulatory strategies. From August 2002 to July 2003, Dr. Levitt was Chief Operating Officer and Head of Research and Development at Affymax, Inc., and prior to that he spent six years at Protein Design Labs, Inc., completing his tenure as that firm's President and Head of Research and Development. Dr. Levitt's past experience includes a position as Head of Drug Development at Geron Corporation, and Head of the Cytokine Development Unit and Global Clinical Oncology at Sandoz Pharmaceuticals Ltd., and as Director, Clinical Oncology and Immunology at Hoffmann-LaRoche, Inc. Dr. Levitt graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Brandeis University. He earned both his M.D. and his Ph.D. in Biology from the University of Chicago, Pritzker School of Medicine. Dr. Levitt has received ten major research awards and authored or co-authored nearly 200 papers and abstracts.
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
Olivia Ware joined us in January 2016 as our Chief Commercial Officer. Ms. Ware brings more than 20 years of biotechnology and pharmaceutical experience. Since 2010, she has worked as an independent consultant providing strategic support and management expertise for global product launches, market assessments and coaching and mentoring for team leader sand executive teams. She was at Genentech, Inc. from 2007 to 2010, where she rose to Senior Director of Oncology and was responsible for the initial launch of Avastin in the U.S. She previously served in a senior capacity at Baxter Healthcare and Apria Healthcare. Ms. Ware has an MBA in finance and Marketing from the University of North Carolina at Chapel Hill and a B.A. from Davidson College, Davidson, North Carolina.
Scott Wieland, Ph.D. joined CytRx in 2005 as the Vice President, Clinical and Regulatory Affairs and was promoted to the position of Senior Vice President, Drug Development in December 2008. Prior to that, he served in senior level positions in the areas of Drug Development, Clinical and Regulatory Affairs at various biotech firms. He spent five years at NeoTherapeutics, Inc. serving as the Director of Product Development and was later promoted to Vice President of Product Development. From 1990 to 1997, he served as Director of Regulatory Affairs at CoCensys, Inc. Dr. Wieland has a Ph.D. in Biopsychology and an M.A. in Psychology from the University of Arizona. He has an MBA from Webster University. Dr. Wieland received his B.S. in Physiological Psychology from the University of California, Santa Barbara.
Benjamin S. Levin joined us in July 2004 as our General Counsel and Corporate Secretary, and since December 2013 has served additionally as Senior Vice President. From November 1999 to June 2004, Mr. Levin was an associate in the transactions department of the Los Angeles office of O'Melveny & Myers LLP. Mr. Levin received his S.B. in Economics from the Massachusetts Institute of Technology, and a J.D. from Stanford Law School.
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

Diversity
Our board of directors, acting through the Nomination and Governance Committee, is responsible for assembling for stockholder consideration director-nominees who, taken together, have appropriate experience, qualifications, attributes, and skills to function effectively as a board. The Nomination and Governance Committee periodically reviews the composition of the board of directors in light of our changing requirements, its assessment of the board of directors' performance, and the input of stockholders and other key constituencies. The Nomination and Governance  Committee looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to board service. In addition, the Nomination and Governance Committee seeks to include on the board of directors a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the board of directors confronts. These individual qualities can include matters such as experience in our company's industry, technical experience (i.e., medical or research expertise), experience gained in situations comparable to the company's, leadership experience, and relevant geographical diversity.
Committees
Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through informal discussions with our chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.
Our board of directors currently has four committees. The Audit Committee consists of Mr. Selter, Dr. Rubinfeld, Dr. Ignarro and Ms. Cohen. The Compensation Committee consists of Dr. Rubinfeld, Dr. Ignarro, Mr. Selter and Dr. Chawla; the Nomination and Governance Committee consists of Dr. Ignarro, Dr. Rubinfeld and Dr. Chawla; and the Strategy Committee consists of Ms. Cohen, Dr. Rubinfeld, and Dr Chawla. Such committees operate under formal charters that govern their duties and conduct. Copies of the charters are available on our website at www.cytrx.com.
Our board of directors has determined that Mr. Selter, one of the independent directors serving on our Audit Committee, is an "audit committee financial expert" as defined by the SEC's rules. Our board of directors has determined that Messrs. Rubinfeld, Ignarro, Selter, Dr. Chawla and Ms. Cohen are "independent" under the current independence standards of both The NASDAQ Capital Market and the SEC.
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
Board Leadership Structure
 On October 15, 2014, our board of directors appointed Mr. Kriegsman as Chairman of the Board.  The Chairman of the Board presides at all meetings of our board of directors (but not at its executive sessions) and exercises and performs such other powers and duties as may be assigned to him from time to time by the board or prescribed by our amended and restated bylaws.
Our board of directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, but periodically considers whether combining, or separating, the role of Chairman and Chief Executive Officer is appropriate. At this time, our board is committed to the combined role given the circumstances of our company, including Mr. Kriegsman's knowledge of the pharmaceutical industry and our company's strategy. Our board believes that having a Chairman who also serves as the Chief Executive Officer allows timely communication with our board on company strategy and critical business issues, facilitates bringing key strategic and business issues and risks to the board's attention, avoids ambiguity in leadership within the company, provides a unified leadership voice externally and clarifies accountability for company business decisions and initiatives. In 2015, Dr. Rubinfeld was appointed as an independent Lead Director to act as a liaison between the Chairman of the Board and the independent directors. The board will continue to assess whether this leadership structure is appropriate and will adjust it as it deems appropriate.
Board of Directors Role in Risk Oversight
In connection with its oversight responsibilities, our board of directors, including the Audit Committee, periodically assesses the significant risks that we face. These risks include, but are not limited to, financial, technological, competitive, and operational risks. Our board of directors administers its risk oversight responsibilities through our Chief Executive Officer, Chief Financial Officer, and General Counsel who review and assess the operations of our business, as well as operating management's identification, assessment and mitigation of the material risks affecting our operations.

Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Executive Compensation Program
The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. Generally speaking, the Compensation Committee determines the compensation of our Chief Executive Officer and other named executive officers for approval by our Board of Directors.
The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to our other officers.
The Compensation Committee operates under a formal charter, a copy of which is available on our website at www.cytrx.com that governs its duties and conduct.
At the 2015 annual meeting of stockholders, the stockholders on a non-binding, advisory basis, approved the compensation of our executive officers as disclosed in our 2015 proxy statement. Based upon the results of this stockholder advisory vote, the Compensation Committee determined to continue its compensation policies and procedures.
Throughout this Annual Report, the individuals included in the Summary Compensation Table below are referred to as our "named executive officers."
Compensation Philosophy and Objectives
The components of our executive compensation consist of salary, annual and special cash bonuses awarded based on the Compensation Committee's subjective assessment of the achievement of corporate goals and each individual executive's job performance, stock option grants to provide executives with longer-term incentives, and occasional special compensation awards (either cash, stock or stock options) to reward extraordinary efforts or results.
The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive's job responsibilities and reward the achievement of strategic goals of our company. We use annual and other periodic cash bonuses to reward an officer's achievement of specific goals, including goals related to the development of our drug candidates and replenishment and management of our working capital. We use employee stock options as a retention tool and as a means to align the executive's long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to improve stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company's ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies.

Each of the corporate goals established and subsequently reviewed by the Compensation Committee results from a collaboration among our named executive officers, including the leadership of our Chief Executive Officer and the support of our principal legal, financial, clinical, medical, commercial and business development officers. The Compensation Committee's assessment of the relative contribution of each named executive officer is based on periodic reports to our full Board of Directors regarding the progress of these business accomplishments and the individual efforts of our named executive officers, and year-end consultations, which include discussions of performance reviews, with our Chief Executive Officer that are a normal part of the Compensation Committee's compensation determinations. The Compensation Committee employs no objective measure of any individual's contribution.
The bonus amounts awarded to our eligible named executive officers are a function of their office and total compensation relative to the total compensation of our Chief Executive officer, as adjusted by their relative employee evaluation, and with consideration given to comparable company data for similarly-situated employees. The bonus amounts awarded to each named executive officer is set forth in the Summary Compensation Table.
Because of the size of our company, the small number of executive officers in our company, and our company's financial priorities, the Compensation Committee has not implemented any pension benefits, deferred compensation plans or other similar plans for our named executive officers.
Role of Executive Officers in Compensation Decisions
The Compensation Committee annually determines the compensation of our named executive officers. Mr. Kriegsman, our Chairman of the Board and Chief Executive Officer, typically attends all meetings of the Compensation Committee, except for executive sessions at which his compensation is discussed. At the request of the Compensation Committee, Mr. Kriegsman provides his assessment of the performance of our named executive officers, other than himself. Mr. Kriegsman also takes an active part in the discussions of the compensation of named executive officers other than himself and assists in the development of a review matrix of each executive's contributions to the goals of the company that forms the basis for some compensation determinations. The Compensation Committee grants due consideration to Mr. Kriegsman's assessments when making determinations regarding the compensation of our named executive officers. All Compensation Committee deliberations and determinations regarding the compensation of Mr. Kriegsman are made outside his presence.
Setting Executive Compensation
Based on the foregoing objectives, the Compensation Committee has structured the company's annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve our company's business goals, including goals related to the development of the our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. During 2015, the Compensation Committee obtained three industry compensation surveys and used them in its compensation deliberations regarding cash and equity compensation for our executive officers. The surveys used were an Equilar survey of public companies with a market capitalization between $50 million and $200 million, the Radford Global Life Sciences Survey, which is a survey of public and private life sciences companies of all sizes, and a survey of public and private companies in Los Angeles provided by salary.com (which the Compensation Committee uses to consider geographic differences in cost of living).
The Compensation Committee utilized this data to set annual salary increases and bonus amounts for our executive officers at levels targeted at or around the third quartile of compensation amounts provided to executives at comparable companies, considering each individual's experience level related to their position with us. The Compensation Committee has no policy regarding the use of benchmarks, and we have no established policy or target for the allocation between cash and non-cash incentive compensation.
The Compensation Committee is authorized to retain its own independent advisors to assist in carrying out its responsibilities, but has not relied upon outside compensation consultants.

Performance-driven Compensation
We emphasize performance in annually reviewing and setting our executive officers' base salaries, bonuses and equity incentive compensation. This emphasis on performance with respect to a substantial portion of compensation is intended to motivate our executive officers to pursue our corporate goals, reward them for achievement of these goals and align their interests with those of our stockholders.
Each year, we determine goals that we hope to achieve in the coming year, both on a company and individual basis. Our overall corporate performance as compared to these goals, and an individual's performance compared to his or her individual goals, primarily drive the recommendations that the Compensation Committee with respect to each executive officer's base salary, cash bonus and equity incentive compensation. Other factors, such as larger macroeconomic conditions of the industry and market in which we compete, as well as strategic business decisions and issues related to key employee retention, also influence compensation decisions.
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
In establishing performance goals, the Compensation Committee considers whether the goals could possibly result in an incentive for any executives to take unwarranted risks in our company's business and seeks to avoid creating any such incentives.

Company Performance Goals

For 2015, the Compensation Committee and our board of directors approved the following performance goals:
•	Complete enrollment in the aldoxorubicin Phase 3 STS pivotal clinical trial;
•	Present Phase 2 GBM and Kaposi's sarcoma clinical studies at scientific meetings;
•	Initiate the validation activities in manufacturing;
•	Publish results of the Phase 2b STS study in a scientific journal;
•	Identify an in vivo proof of concept for one new drug candidate based on novel linker technologies in the pre-clinical laboratory in Freiburg, Germany; and
•	Raise additional capital.
For 2015, the Compensation Committee determined that, with the exception of the presentation of the Phase 2 GBM clinical study at a scientific meeting (for which the timeline was extended), each of the corporate goals had either been achieved, or substantial progress towards achievement had been made, and noted the particular contributions of executive officers to the achievement of those goals.
Individual Performance
The Compensation Committee reviews our executive officers' performance based on overall achievement of the corporate goals and a review of individual goals developed for each executive officer every year. The Compensation Committee, with the assistance of our Chief Executive Officer, determines the relative achievement of the performance goals applicable to each executive officer, and assigns a performance rating based on a set of criteria set forth in an evaluation form. No specific formula is used with respect to setting any particular element of compensation based on the individual performance metrics. The score assigned to each officer was based on a subjective assessment by our Compensation Committee members of the officer's performance against the scoring standards of:
1 – Consistently Exceeds Expectations
2 – Sometimes Exceeds Expectations
3 – Meets Expectations
4 – Sometimes Meets Expectations
5 – Needs Improvement

The numerical job scores, with a 1.0 being the best and 5.0 being the worst, are determined based on an initial self-assessment by the officer, which is subject to change based on an evaluation of the self-assessment by the officer's direct supervisor and on the Compensation Committee's own assessment of the officer's job performance.
For 2015, our Compensation Committee determined that the individual performance scores indicated below were merited by the officer's respective contributions to our key business achievements discussed above, as well as the performance of their day-to-day responsibilities. On an officer-by-officer basis, our Compensation Committee also considered the following:
Mr. Kriegsman's individual performance goals relate primarily to overall corporate objectives, including building stockholder value as reflected in our market capitalization and our working capital, managing and directing the executive management team, and successfully developing our company's operations and personnel for future success. Based on those criteria, and noting achievement of complete enrollment in our global Phase 3 STS clinical trial and the settlement approvals reached in the Company's class action and derivative suits, the Compensation Committee gave a rating of 1.1 to Mr. Kriegsman.
Mr. Caloz's individual performance goals relate primarily to achievement of key financial objectives, such as managing and raising working capital, controlling spending, managing accounting personnel and maintaining regulatory compliance. Based on those criteria, the Compensation Committee noted Mr. Caloz's role in obtaining needed working capital, his efforts to control expenditures, the continued improvement of our accounting department, and our compliance with filing deadlines, and gave a rating of 1.8 to Mr. Caloz.
Dr. Levitt's individual performance goals relate primarily to the achievement of key strategic and clinical objectives related to our clinical research programs, including ultimate oversight of the design and execution of our clinical programs, and analysis and implementation of new clinical opportunities improve stockholder value. Dr. Levitt was instrumental in identifying a novel anti-cancer drug conjugate (DK049) that utilizes the Company's Linker Activated Drug Release (LADRTM) technology and was created at our laboratory facility in Freiburg, Germany. Based on those criteria, the Compensation Committee noted Dr. Levitt's efforts towards our achievement of our key clinical goals, including the completion of enrollment in our global Phase 3 STS clinical trial and, his development of strategic plans to build value, and gave a rating of 2.1 to Dr. Levitt.
Mr. Levin's individual performance goals relate primarily to the management of the company's legal risk, advice provided to the board of directors and management, and maintaining regulatory compliance. Based on those criteria, the Compensation Committee noted Mr. Levin's timely and useful advice on key corporate matters, and his efforts to reduce corporate risk, his work in negotiating settlements in the ongoing corporate litigation, and his work ensuring compliance with various regulations, and gave a rating of 2.4 to Mr. Levin.
Dr. Wieland's individual performance goals relate primarily to the execution of the objectives related to our clinical development, including planning, initiation, budgeting and management of our clinical programs. Based on those criteria, the Compensation Committee noted Dr. Wieland's role in our achievement of key clinical goals, including the completion of enrollment in our global Phase 3 STS clinical trial, and gave a rating of 2.6 to Dr. Wieland.
2015 Executive Compensation Components
For 2015, as in recent years, the principal components of compensation for the named executive officers were:
•	base salary;
•	annual bonuses; and
•	equity incentive compensation.
Base Salary
We provide named executive officers and other employees with base salary to compensate them for services rendered during the year. Generally, the base salary element of compensation is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, and reflects our executive officers' overall sustained performance and contributions to our business.

During its review of base salaries for executives, the Compensation Committee primarily considers:
•	the negotiated terms of each executive's employment agreement, if any;
•	each executive's individual performance;
•	an internal review of the executive's compensation, both individually and relative to other named executive officers; and
•	to a lesser extent, base salaries paid by comparable companies.
Salary levels are typically considered annually as part of our company's performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on our company's available resources and the Compensation Committee's assessment of the individual's performance. This assessment is based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. In 2015, the Compensation Committee considered our successful achievement or substantial progress towards our corporate performance goals, and with consideration of the challenging financial environment, and our anticipation of clinical significant clinical activities in 2016 and beyond, awarded modest increases in base salary for 2016 for some executives. Base salaries were also reviewed in light of the Equilar, Radford and salary.com survey data to validate that they were within acceptable ranges based on market salaries.
Annual and Special Bonuses
As we do not generate significant revenue and have not commercially released any products, the Compensation Committee bases its discretionary annual bonus awards on the achievement of corporate and individual goals, efforts related to extraordinary transactions, effective fund-raising efforts, effective management of personnel and capital resources, and bonuses paid by comparable companies, among other criteria. Mr. Kriegsman's employment agreement entitles him to an annual cash bonus in an amount to be determined in our discretion, but not less than $150,000, and Dr. Levitt's employment agreement entitles him to an annual bonus of not less than $150,000. Any cash bonuses to our other named executive officers are entirely in our discretion.
During 2015, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $150,000, granted Dr. Levitt an annual cash bonus of $150,000, and granted cash bonuses to the other named executive officers ranging from $75,000 to $135,000, principally based on their efforts in helping us advance the development of aldoxorubicin. In December 2015, the Compensation Committee approved the award to Dr. Levitt of a retention bonus of $250,000 conditioned upon his entering into a new employment agreement satisfactory to the company following the expiration of his then-current employment agreement on December 31, 2015.

Equity Incentive Compensation
We believe that strong long-term corporate performance is achieved with a corporate culture that encourages a long-term focus by our executive officers through the use of equity awards, the value of which depends on our stock performance. We have established equity incentive plans to provide all of our employees, including our executive officers, with incentives to help align those employees' interests with the interests of our stockholders and to enable them to participate in the long-term appreciation of our stockholder value. Additionally, equity awards provide an important retention tool for key employees, as the awards generally are subject to vesting over an extended period of time based on continued service with us.
Historically, equity awards have been granted annually at the end of each year based primarily on corporate performance as a whole during the preceding year. In addition, we may grant equity awards upon the occurrence of certain events during the year, for example, upon an employee's hire or achievement of a significant business objective such as positive results or other progress of our clinical trials or successful capital-raising efforts. On June 2, 2015, we announced that we had entered into an agreement to settle the Delaware stockholder derivative lawsuit, In Re CytRx Stockholder Derivative Litigation, as described in Item 3 of this Annual Report.  In the agreement, we agreed to re-price certain outstanding stock options and to implement certain corporate governance practices.

In accordance with the settlement agreement reached in June 2015 and approved by the Court in November 2015, our board of directors approved the re-pricing of outstanding stock options under the 2008 Stock Incentive Plan, or the 2008 Plan, to purchase a total of 2,095,000 shares of our common stock held by our directors or former directors and our executive officers originally granted on December 10, 2013 at an exercise price of $2.39.  The new exercise price of these re-priced options is $4.66, which was the closing price of our common stock as reported on The NASDAQ Capital Market on December 20, 2013.
Among the agreed-upon corporate governance practices are that we will grant stock options to directors, officers and employees only on pre-set dates established by the Compensation Committee prior to the fiscal year in which the options are to be granted. The Compensation Committee has established December 15 as the date for the annual grant of stock options for 2016. The December 15 date correlates to the approximate dates of our historical annual stock option grants, but otherwise was not based upon any particular methodology.  We have agreed in the settlement agreement to publicly disclose the method used to determine the pre-set stock option grant dates and any future changes thereto at least 90 days before they become effective.  We also have agreed in the settlement agreement that all stock option grants, other than initial stock option grants to new employees, will be made at a meeting, whether in-person or telephonic, of the Compensation Committee and not by unanimous written consent, and that the Compensation Committee will determine the grantees, amounts, dates, and prices of all stock options and will not delegate these responsibilities. The Compensation Committee has implemented the corporate governance practices called for in the settlement agreement.
No formula is used in setting equity award grants and the determination of whether to grant equity awards, or the size of such equity awards, to our executive officers; rather, it involves subjective assessments by our board of directors, Compensation Committee and, with respect to executive officers other than Mr. Kriegsman. Generally, annual equity awards are intended to encourage retention of experienced employees, and we consider individual performance and contributions during the preceding year to the extent our board of directors and Compensation Committee believe such factors are relevant. As with base salary and cash bonuses, for 2015 our board of directors and Compensation Committee also considered data from three surveys in determining equity award grants to our executive officers.
At a meeting of the Compensation Committee on December 4, 2015, the Compensation Committee granted to Mr. Kriegsman nonqualified stock options to purchase 1,000,000 shares of our common stock at a price of $2.44 per share, which equaled the closing market prices on December 15, 2015, the specified grant date. The options vest monthly over three years, provided that Mr. Kriegsman remains in our employ throughout such monthly vesting periods, unless Mr. Kriegsman's employment is terminated by us without "cause," or by reason of his "disability", or by Mr. Kriegsman for "good reason," or due to his death, in which case the options will vest immediately and will remain exercisable for their full term. At the same meeting, the Compensation Committee authorized amendments to all stock options held by Mr. Kriegsman to provide for the vesting, in full, of the stock options in the event of, and upon, FDA approval to market aldoxorubicin. In addition, in connection with the annual review of our other named executive officers, at its December 4, 2015 meeting, the Compensation Committee granted to our other named executive officers nonqualified stock options to purchase an aggregate of 1,350,000 shares of our common stock. All of the stock options had an exercise price equal to $2.44, the closing market price on December 15, 2015, the specified  grant date, and vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods unless, with respect to Dr. Levitt, his employment is terminated by us without "cause" or by reason of his "disability," or upon FDA approval of aldoxorubicin, or by Dr. Levitt for "good reason" (each as defined in his employment agreement) or due to his death, in which case the options will immediately vest in full and remain exercisable for their full term.
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

We have adopted a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. We made matching contributions to the 401(k) Plan for 2015 of $104,000. Matching contributions immediately vest, as do all employee contributions. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.
We generally do not provide any of our named executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. We are required by his employment agreement to carry a life insurance policy for Mr. Kriegsman in the amount of $1.4 million under which Mr. Kriegsman's designee is the beneficiary. We purchased a policy with a face value of $2 million, for which we pay the premium, and Mr. Kriegsman immediately reimburses us for the premium relating to the $0.6 million of additional coverage. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers. No changes to these benefits were made during 2015, except that we agreed to pay or reimburse the legal fees incurred by Mr. Kriegsman in connection with the third amendment to his employment agreement entered into on March 8, 2016.
Employment Agreements and Severance Arrangements
We have entered into written employment agreements with each of our named executive officers. The main purpose of these agreements is to protect the company from business risks such as competition for the executives' service, loss of confidentiality or trade secrets, and solicitation of our other employees, and to define our right to terminate the employment relationship. The employment agreements also protect the executive from termination without "cause" (as defined) and, in both Mr. Kriegsman and Dr. Levitt's case, entitle them to resign for "good reason" (as defined). Each employment agreement was individually negotiated, so there are some minor variations in the terms among executive officers. Generally speaking, however, the employment agreements provide for termination and severance benefits that the Compensation Committee believes are consistent with industry practices for similarly situated executives. The Compensation Committee believes that the termination and severance benefits help the company retain the named executive officers by providing them with a competitive employment arrangement and protection against unknowns such as termination without "cause" that go along with the position.
In the event of termination without "cause," the named executive officers will be entitled to a lump-sum payment equal to six months' base salary (12 months in the case of Dr. Levitt and 24 month's base salary and minimum annual bonus under his employment agreement in the case of Mr. Kriegsman). The named executive officers' agreements also provide for our continuation of medical benefits during the severance period (including, for Mr. Kriegsman, payments for life insurance). If a named executive officer's employment is terminated by us without "cause" (or by Mr. Kriegsman or Dr. Levitt for "good reason") within two years following a change of control of the company, the named executive officers will be entitled to a lump-sum payment equal to 12 months' base salary (24 months' base salary in the case of Dr. Levitt and 36 month' base salary and minimum annual bonus in the case of Mr. Kriegsman), and Dr. Levitt and Mr. Kriegsman also would be entitled under their employment agreement to receive a "gross-up" payment equal to the sum of any excise tax on termination benefits (including any accelerated vesting of his options under our Plans as described below) plus any penalties and interest.
We agree in Mr. Kriegsman's employment agreement that if, following the expiration of the employment agreement, we terminate Mr. Kriegsman's employment other than for "cause" or he resigns for "good reason," he will be entitled to the lump-sum severance and continuation of benefits described in the preceding paragraph.
We agree in Dr. Levitt's employment agreement that if we do not offer to renew or extend the officer's employment agreement, and we had not theretofore terminated his employment, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on December 31, 2017. We agree in the employment agreements with our other named executive officers (other than Mr. Kriegsman) that if we do not offer to renew or extend the officer's employment agreement, and we had not theretofore terminated their employment, we will continue to pay the officer his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2017, or the date of his re-employment with another employer, whichever is earlier.
In the event we terminate Dr. Levitt's employment without "cause," Dr. Levitt resigns for "good reason" or his employment terminates due to his "disability" (each as defined in the employment agreement) or death, Dr. Levitt will be entitled to full and immediate vesting of his restricted stock and stock options and any other equity awards based on our securities and all such awards will remain exercisable for their full term notwithstanding the termination of his employment (other than a termination by the company for "cause" or his resignation without "good reason").

     Change of Control Arrangements
In addition to the severance and benefits payable to our named executive officers in the event of a termination of their employment following a change of control of the company, our 2000 Long-Term Incentive Plan and 2008 Plan provide generally that, upon a change of control of the company, all unvested stock options and awards under the Plans held by plan participants, including the named executive officers, will become immediately vested and exercisable immediately prior to the effective date of the transaction. The Compensation Committee believes that such "single trigger" change of control policy is consistent with the objective of aligning the interests of the named executive officer's and of the company's stockholders by allowing the executives to participate equally with stockholders in the event of a change of control transaction.
The foregoing severance and change of control arrangements, including the quantification of the payments and benefits provided under these arrangements, are described in more detail elsewhere in this Annual Report under the heading "Executive Compensation – Employment Agreements and Potential Payment Upon Termination or Change in Control."
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
It is our policy to award stock options at an exercise price equal to The NASDAQ Capital Market's closing price of our common stock on the date of the grant. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the common stock on the grant date. The Compensation Committee will not grant options with an exercise price that is less than the closing price of our common stock on the grant date, nor will it grant options which are priced on a date other than the grant date. For purposes of determining the exercise price of stock options, the grant date is deemed to be the first day of employment for newly hired employees. Among the corporate governance practices agreed upon in connection with the settlement of the stockholder derivatives litigation described in Item 3 of this Annual Report, we agreed that we will grant stock options to directors, officers and employees only on pre-set dates established by the Compensation Committee prior to the fiscal year in which the options are to be granted. The Compensation Committee has established December 15 as the date for the annual grant of stock options for 2016. The December 15 date correlates to the approximate dates of our historical annual stock option grants, but otherwise was not based upon any particular methodology. We have agreed in the settlement agreement to publicly disclose the method used to determine the pre-set stock option grant dates and any future changes thereto at least 90 days before they become effective. We also have agreed in the settlement agreement that all stock option grants, other than initial stock option grants to new employees, will be made at a meeting, whether in-person or telephonic, of the Compensation Committee and not by unanimous written consent, and that the Compensation Committee will determine the grantees, amounts, dates and prices of all stock options and will not delegate these responsibilities.
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
Accounting for Share-Based Compensation
Beginning on January 1, 2006, we began accounting for share-based compensation in accordance with the requirements of ASC 718, Compensation – Stock Compensation. This accounting treatment has not significantly affected our compensation decisions. The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company's compensation policy.
These policies remained in place throughout 2015, and we expect to continue to follow them for the foreseeable future.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
There are no "interlocks," as defined by the SEC, with respect to any member of the Compensation Committee. Joseph Rubinfeld, Ph.D. and Louis Ignarro, Ph.D. served as members of the Compensation Committee for all of 2015. Anita Chawla, Ph. D. and Eric Selter served as members of the Compensation Committee in 2015 from the respective dates of their appointment as directors.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the "Compensation Discussion and Analysis" required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing "Compensation Discussion and Analysis" be included in this Annual Report.
Joseph Rubinfeld, Ph.D. Chairman	Louis Ignarro, Ph.D.	Eric Selter	Anita Chawla, Ph.D.

Summary Compensation Table
The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2015. 2014 and 2013 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2015, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2015:
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($) (2)(4)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
Chief Executive Officer	2015	850,000	150,000	1,593,000	13,700	2,606,700
	2014	825,000	450,000	903,000	13,700	2,191,700
	2013	700,000	330,000	1,714,150	13,700	2,757,850
John Y. Caloz
Chief Financial Officer and Treasurer	2015	375,000	135,000	477,900	—	987,900
	2014	350,000	100,000	301,000	—	751,000
	2013	350,000	100,000	256,800	—	706,800
Daniel Levitt, M.D., Ph.D.
Executive Vice President and Chief	2015	625,000	150,000	796,500	—	1,571,500
Medical Officer	2014	525,000	300,000	602,000	—	1,427,000
	2013	525,000	300,000	1,483,000	—	2,308,000

Benjamin S. Levin General Counsel,
General Counsel, Senior Vice President and	2015	365,000	135,000	477,900	—	977,900
Secretary	2014	350,000	100,000	301,000	—	751,000
	2013	350,000	150,000	513,600	—	1,013,600
Scott Wieland, Ph.D.
Senior Vice President – Drug Development	2015	400,000	75,000	159,300	—	634,300
	2014	350,000	300,000	301,000	—	951,000
	2013	350,000	100,000	256,800	—	706,800

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year, except that Dr. Levitt received $75,000 of his annual bonus in June, and Mr. Kriegsman received a retention bonus in connection with the extension of his employment agreement in March 2014.
(2)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, "Share Based-Payment." The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 13 of the Notes to Financial Statements included in this Annual Report.
(3)	Represents life insurance premiums.

(4)	In the case of Dr. Levitt, for 2013, this amount includes the aggregate grant date fair value of a restricted stock award granted for services during 2013, as well as the aggregate grant date fair value of an equity-based award granted for that year. The restricted stock awarded for 2013 was issued in January 2014.

2015 Grants of Plan-Based Awards
In 2015, we granted stock options to our named executive officers under our 2008 Stock Incentive Plan as follows:
2015 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)		Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
Steven A. Kriegsman	12/15/2015	1,000,000	(1)	$2.44	$1,593,000
Chief Executive Officer

John Y. Caloz	12/15/2015	300,000	(1)	$2.44	$477,900
Chief Financial Officer and Treasurer

Daniel Levitt, M.D., Ph.D.	12/15/2015	500,000	(1)	$2.44	$796,500
Executive Vice President and Chief Medical Officer

Benjamin S. Levin	12/15/2015	300,000	(1)	$2.44	$477,900
General Counsel, Senior Vice President and Secretary

Scott Wieland, Ph.D.	12/15/2015	100,000	(1)	$2.44	$159,000
Senior Vice President – Drug Development

(1)	Options vest in 36 equal monthly installments, subject to the named executive officer's remaining in our continuous employ through such dates, except that in the case of each of Mr. Kriegsman and Dr. Levitt, the unvested options will vest, in full, upon termination of his employment by us without "cause", upon FDA approval to market aldoxorubicin, or by reason of his "disability" or by him for "good reason" or upon his death.

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
Acceleration Upon Certain Events. In the event of a "Corporate Transaction" as defined in the 2008 Plan, all outstanding options will become fully vested, subject to the holder's consent with respect to incentive stock options, and exercisable and all restrictions on all outstanding awards will lapse.  Unless the surviving or acquiring entity assumes the awards in the Corporate Transaction or the stock award agreement provides otherwise, the stock awards will terminate if not exercised at or prior to the Corporate Transaction.
Termination and Amendment
Our board of directors or the Compensation Committee may, at any time and from time to time, terminate or amend the 2000 Plan or the 2008 Plan without stockholder approval; provided, however, that our board or the Compensation Committee may condition any amendment on the approval of our stockholders if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations. No termination or amendment of the Plans may adversely affect any award previously granted without the written consent of the participants affected. The Compensation Committee may amend any outstanding award without the approval of the participants affected, except that no such amendment may diminish or impair the value of an award
Holdings of Previously Awarded Equity
Equity awards held as of December 31, 2015 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2015:

2015 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price (2) ($)		Option Expiration Date
Steven A. Kriegsman	—	(1)	1,000,000	2.44		12/14/25
President and Chief Executive Officer	200,000	(1)	400,000	2.15		12/14/24
	616,667	(2)	308,333	4.66		12/09/23
	67,995	(1)	6,181	2.46		3/07/23
	500,000		—	1.83		12/10/22
	142,857		—	2.17		12/11/21
	107,143		—	7.07		12/14/20
	107,143		—	7.35		12/10/19
	42,857		—	2.59		11/21/18
	64,286		—	8.05		4/07/18
	50,000		—	8.05		4/18/17
	28,571		—	8.05		6/16/16

John Y. Caloz	—	(1)	300,000	2.44		12/14/25
Chief Financial Officer and Treasurer	66,667	(1)	133,333	2.15		12/14/24
	100,000	(2)	50,000	4.66		12/09/23
	100,000		—	1.83		12/10/22
	28,571		—	2.17		12/11/21
	7,143		—	7.07		12/14/20
	17,857		—	7.35		12/10/19
	7,143		—	2.10		01/02/19
	7,143		—	2.59		11/21/18
	3,571		—	8.05		04/07/18
	3,571		—	8.05		12/06/17
	10,714		—	8.05		10/26/17

Daniel Levitt, M.D., Ph.D.	—	(1)	500,000	2.44		12/14/25
Executive Vice President and Chief Medical Officer	133,333	(1)	266,667	2.15		12/14/24
	44,521	(3)	—	n/	a	n/
	333,333	(1	166,667	2.39		12/09/23
	46,751	(3)	—	n/	a	n/
	71,429		—	2.17		12/11/21
	35,714		—	7.07		12/14/20
	71,429		—	7.42		10/11/19

Benjamin S. Levin	—	(1)	300,000	2.44		12/14/25
General Counsel, Sr. Vice President — Legal Affairs and Secretary	66,667	(1)	133,333	2.39		12/14/24
	100,000	(2)	200,000	4.66		12/09/23
	100,000	(1)	—	1.83		12/10/22
	35,714		—	2.17		12/11/21
	14,286		—	7.07		12/14/20
	14,286		—	7.35		12/10/19
	14,286		—	2.59		11/21/18
	14,286		—	8.05		4/07/18
	14,286		—	8.05		4/18/17
	12,857		—	8.05		6/16/16

Scott Wieland, Ph.D.	—	(1)	100,000	2.44		12/14/25
Senior Vice President – Drug Development	66,667	(1)	133,333	2.15		12/14/24
	100,000	(1)	50,000	2.39		12/09/23
	100,000	(1)	—	1.83		12/10/22
	28,571		—	2.17		12/11/21
	14,286		—	7.07		12/14/20
	14,286		—	7.35		12/10/19
	4,286		—	3.99		7/01/18
	7,143		—	2.59		11/21/18
	14,286		—	8.05		4/18/17
	3,571		—	8.05		12/06/17

(1)	These options vest in 36 equal monthly installments, subject to the named executive officer's remaining in our continuous employ through such dates. All stock options held by Mr. Kriegsman and Dr. Levitt provide for (a) vesting, in full, of the stock options in the event of, and upon, FDA approval to market aldoxorubicin and in the event of the termination of Dr. Levitt's employment by us without "cause" or due to his "disability," his resignation for "good reason" or his death and (b) the extended exercisability for their full term of all vested options in the event of the termination of his employment other than a termination by us with "cause" or his resignation without "good reason."

(2)	These options were re-priced from $2.39 to $4.66 on June 1, 2015, with no change to the expiration date of the options.

(3)	Represents restricted stock fully-vested at December 31, 2015. On December 31, 2012, Dr. Levitt was granted 100,000 shares of restricted stock, and an additional 100,000 shares of restricted stock were awarded to him in December 2013 and issued in January 2014. We reacquired 108,728 shares in order to satisfy income tax withholding obligations, as permitted under the agreement. No restricted stock was granted in 2014 or 2015.

Employment Agreements and Potential Payment upon Termination or Change in Control
Employment Agreement with Steven A. Kriegsman
Mr. Kriegsman is employed as our Chief Executive Officer pursuant to a third amendment dated as of March 8, 2016 to his fourth amended and restated employment agreement. The employment agreement will automatically renew following the expiration date for an additional one-year period, unless either Mr. Kriegsman or we elect not to renew it.
Under his employment agreement, Mr. Kriegsman is currently entitled to receive a base salary of $850,000. Our board of directors (or its Compensation Committee) reviews the base salary annually and may increase (but not decrease) it in its sole discretion. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000. Pursuant to his employment agreement, we have agreed that he shall serve on a full-time basis as our Chief Executive Officer and that he may continue to serve as Chairman of the Kriegsman Group only so long as necessary to complete certain current assignments.
Mr. Kriegsman is eligible to receive grants of options to purchase shares of our common stock. The number and terms of those options, including the vesting schedule, will be determined by our board of directors (or its Compensation Committee) in its sole discretion. In his employment agreement, however, we have agreed that all stock options held by Mr. Kriegsman will provide for (a) vesting, in full, of the stock options in the event of, and upon, FDA approval to market aldoxorubicin and in the event of the termination of Mr. Kriegsman's employment by us without "cause" or due to his "disability," his resignation for "good reason" or his death and (b) the extended exercisability for their full term of all vested options in the event of the termination of his employment other than a termination by us with "cause" or his resignation without "good reason."
In Mr. Kriegsman's employment agreement, we have agreed that, if he is made a party, or threatened to be made a party, to a suit or proceeding by reason of his service to us, we will indemnify and hold him harmless from all costs and expenses to the fullest extent permitted or authorized by our certificate of incorporation or bylaws, or any resolution of our board of directors, to the extent not inconsistent with Delaware law. We also have agreed to advance to Mr. Kriegsman such costs and expenses upon his request if he undertakes to repay such advances if it ultimately is determined that he is not entitled to indemnification with respect to the same. These employment agreement provisions are not exclusive of any other rights to indemnification to which Mr. Kriegsman may be entitled and are in addition to any rights he may have under any policy of insurance maintained by us.
In the event we terminate Mr. Kriegsman's employment without "cause" (as defined), or if Mr. Kriegsman terminates his employment with "good reason" (as defined), in either case whether during or following the term of his employment agreement (i) we have agreed to pay Mr. Kriegsman a lump-sum equal to his salary and prorated minimum annual bonus through to his date of termination, plus his salary and minimum annual bonus for a period of two years (three years if such termination occurs within two years following a change of control of the company) after his termination date, or until the expiration of the  employment agreement, whichever is later, (ii) he will be entitled to immediate vesting of all stock options or other awards based on our equity securities, and (iii) he will also be entitled to continuation of his life insurance premium payments and continued participation in any of our health plans through to the later of the expiration of the amended and restated employment agreement or  two years (three years if such termination occurs within two years following a change of control) following his termination date. Mr. Kriegsman will have no obligation in such events to seek new employment or offset the severance payments to him by any compensation received from any subsequent reemployment by another employer.

Under Mr. Kriegsman's employment agreement, he and his affiliated company, The Kriegsman Group, are to provide us during the term of his employment with the first opportunity to conduct or take action with respect to any acquisition opportunity or any other potential transaction identified by them within the biotech, pharmaceutical or health care industries and that is within the scope of the business plan adopted by our board of directors. Mr. Kriegsman's employment agreement also contains confidentiality provisions relating to our trade secrets and any other proprietary or confidential information, which provisions shall remain in effect for five years after the expiration of the employment agreement with respect to proprietary or confidential information and for so long as our trade secrets remain trade secrets.
Potential Payment upon Termination or Change in Control for Steven A. Kriegsman
Mr. Kriegsman's employment agreement contains no provision for payment to him upon the event of a change in control of the company. If, however, a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs and within two years after the date on which the change in control occurs, Mr. Kriegsman's employment is terminated by us without "cause" or by him for "good reason" (each as defined in his employment agreement), in either case, whether during or following the term of his employment agreement, then, in addition to the severance benefits described above, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.
Employment Agreement with Daniel Levitt, M.D., Ph.D.
Daniel J. Levitt. M.D., Ph.D. is employed as our Executive Vice President and Chief Medical Officer pursuant to an employment agreement dated as of December 31, 2015 that is to expire on December 31, 2016. Dr. Levitt is entitled under his employment agreement to receive an annual base salary of $625,000, a $250,000 sign-on bonus paid in January 2016, and an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Dr. Levitt's employment without "cause" or Dr. Levitt resigns with "good reason" (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to one year's salary (two years' salary if such termination occurs within two years following a change of control of the company) under his employment agreement.  In addition to the severance benefits described above, to the extent that any payment or distribution of any type by us to or for the benefit of Dr. Levitt resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Dr. Levitt, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.
We agree in Dr. Levitt's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on December 31, 2017.

Employment Agreement with John Y. Caloz
John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of December 31, 2015 that is to expire on December 31, 2016. Mr. Caloz is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Caloz's employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months' salary under his employment agreement.

We agree in Mr. Caloz's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated,  we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2017.
Employment Agreement with Scott Wieland, Ph.D.
Scott Wieland is employed as our Senior Vice President — Drug Development pursuant to an employment agreement dated as of December 31, 2015 that is to expire on December 31, 2016. Dr. Wieland is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Dr. Wieland's employment without "cause" (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months' base salary.
We agree in Dr. Wieland's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated,   we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2017.

Employment Agreement with Benjamin S. Levin
Benjamin S. Levin is employed as our Senior Vice President — Legal Affairs, General Counsel and Secretary pursuant to an employment agreement dated as of December 31, 2015 that is to expire on December 31, 2016. Mr. Levin is paid an annual base salary of $365,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Levin's employment without "cause" (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months' base salary.
We agree in Mr. Levin's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated,  we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2017.

Quantification of Termination Payments and Benefits
The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive's employment without "cause" or his resignation for "good reason," termination following a change in control and termination upon the executive's death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2015, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.
Termination Payments and Benefits

			Termination w/o Cause or, for Mr. Kriegsman and Dr. Levitt, for Good Reason
Name	Benefit	Note	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment	(4)	1,700,000	2,550,000	1,700,000	1,700,000	—
Chief Executive Officer	Stock Options	(1)	311,000	311,000	311,000	311,000	311,000
	Health Insurance	(2)	85,800	128,600	85,800	85,800	—
	Life Insurance		27,400	41,100	—	27,400	—
	Bonus		300,000	450,000	300,000	300,000	—
	Tax Gross Up	(3)	—	—	—	—	—

John Y. Caloz	Severance Payment	(4)	200,000	400,000	—	—	—
Chief Financial Officer	Stock Options	(1)	—	67,000	—	—	67,000

Daniel Levitt, M.D., Ph.D.	Severance Payment	(4)	625,000	1,250,000	—	—	—
Executive Vice President and Chief Medical Officer	Stock Options	(1)	—	281,700	—	—	281,700
	Health Insurance		3,700	7,400	—	—	—

Benjamin S. Levin	Severance Payment	(4)	182,500	365,000	—	—	—
General Counsel, Senior Vice President and Secretary	Stock Options	(1)	—	96,300	—	—	96,300

Scott Wieland, Ph.D.	Severance Payment	(4)	200,000	400,000	—	—	—
Senior Vice President – Drug Development	Stock Options	(1)	—	100,700	—	—	100,700

(1)	Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2015, determined by the aggregate difference between the stock price as of December 31, 2015 and the exercise prices of the underlying options.
(2)	Represents the cost as of December 31, 2015 for benefits provided to Mr. Kriegsman for a period of two years, or in the event of a change in control, a period of three years.
(3)	Each of Mr. Kriegsman's and Dr. Levitt's employment agreements provides that if a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman's or Dr. Levitt's employment, respectively, is terminated by us without "cause" or by him for "good reason" (each as defined in their respective employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman or Dr. Levitt, respectively, resulting from the termination of their respective employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman or Dr. Levitt, respectively, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on each of Mr. Kriegsman's and Dr. Levitt's past compensation and the estimated payment that would result from a termination of employment following a change in control, we have estimated that a gross-up payment would not be required. "Good reason" as defined in each of Mr. Kriegsman's and Dr. Levitt's employment agreement includes any change in Mr. Kriegsman's or Dr. Levitt's duties or title, as applicable, that are inconsistent with their respective positions.
(4)	Severance payments are prescribed by our employment agreements with the named executive officers and represent a factor of their annual base compensation ranging from six months to three years.

Compensation of Directors
We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors' current compensation schedule has been in place since December 2013. The directors' annual compensation year begins with the annual election of directors at the annual meeting of stockholders. The annual retainer year period has been in place for directors since 2003. Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.
Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $5,000 for the Chairmen of the Audit Committee and Compensation Committee, and $1,500 for the Chairman of the Nomination and Governance Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee and Compensation Committee attended, and $1,000 for each meeting of the Nomination and Governance Committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee attended and an additional $2,500 for each meeting of the Audit Committee or the Compensation Committee attended. During 2015, we granted ten-year stock options to purchase 180,000 shares of our common stock to newly appointed non-employee directors, namely, Anita Chawla, Ph.D., Eric Selter and Cheryl Cohen at an exercise price equal to the market value of our common stock on the date of grant. In December 2015, we also granted ten-year stock options to purchase 180,000 shares of our common stock to each non-employee director at an exercise price equal to the market value of our common stock on the date of grant. The options vested, in full, upon grant.
The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2015:
Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Joseph Rubinfeld, Ph.D., Lead Director	111,750	368,300	480,050
Louis Ignarro, Ph.D., Director	68,750	368,300	437,050
Anita Chawla, Ph.D., Director	51,250	843,500	894,750
Eric Selter, Director	57,500	1,028,360	1,085,860
Cheryl Cohen, Director	47,000	976,700	1,023,700
Richard Wennekamp, Director (4)	44,250	—	44,250

(1)	Steven A. Kriegsman does not receive additional compensation for his role as Chairman of the Board. For information relating to Mr. Kriegsman's compensation as Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

(3)	In March, April and May, 2015, respectively, we granted stock options to purchase 180,000 shares of our common stock to newly-appointed non-employee directors, Anita Chawla, Ph.D., Eric Selter and Cheryl Cohen, respectively, at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value respectively of $475,200, $660,060 and $608,400, calculated in accordance with FASB ASC Topic 718. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2008 Long-Term Incentive Plan. In December 2015, we granted stock options to purchase 180,000 shares of our common stock to each non-employee director at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value of $368,300. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2008 Long-Term Incentive Plan, which is described in Note 12 of the Notes to Financial Statements.

(4)	Richard Wennekamp's term as Director ended in June, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 8, 2016 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 8, 2016 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 66,480,065 shares of our common stock outstanding as of March 8, 2016. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.
		Shares of Common Stock
Name and Address of Beneficial Owner	Note	Number	Percent
Named Executive Officers and Directors	#
Louis Ignarro, Ph.D.	(1)	692,416	*
Steven A. Kriegsman	(2)	2,871,088	4.3%
Joseph Rubinfeld, Ph.D.	(3)	759,285	*
Eric Selter	(4)	545,785	*
Anita J. Chawla, Ph.D.	(5)	360,000	*
Cheryl Cohen	(6)	360,000	*
Dan Levitt, M.D., Ph.D.	(7)	828,574	1.3%
John Y. Caloz	(8)	393,033	*
Scott Wieland, Ph.D.	(9)	378,095	*
Benjamin S. Levin	(10)	624,005	*
All executive officers and directors as a group (ten persons)	(11)	7,812,282	11.8%

Name and Address of 5% Beneficial Owners
QVT Financial LP	(12)	5,850,399	8.8%
Gene Z. Salkind, M.D.	(13)	4,963,597	7.5%
Scott Patterson, D.D.S.	(14)	4,645,904	7.0%
Blackrock, Inc.	(15)	3,434,433	5.2%

(1)	Includes 679,285 shares subject to options or warrants.
(2)	Includes 2,273,977 shares subject to options or warrants.
(3)	Includes 759,285 shares subject to options or warrants.
(4)	Includes 519,642 shares subject to options or warrants.
(5)	Includes 360,000 shares subject to options or warrants.
(6)	Includes 360,000 shares subject to options or warrants.
(6)	Includes 459,128 shares subject to options or warrants.
(7)	Includes 723,016 shares subject to options or warrants.
(8)	Includes 388,491 shares subject to options or warrants.
(9)	Includes 378,096 shares subject to options or warrants.
(10)	Includes 619,208 shares subject to options or warrants.
(11)	Includes 4,650,602 shares subject to options or warrants.
(12)	According to its Schedule 13G filed with the SEC, QVT Financial LP ("QVT Financial") is the investment manager for QVT Fund V LP and other private investment funds (collectively, the "Funds"). The Funds aggregately own 5,850,399 shares of Common Stock. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 5,850,399 shares of common stock, consisting of the shares owned by the Funds. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Funds, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 5,850,399 shares of common stock. The principal business addresses for QVT Financial LP and QVT Financial GP LLC are 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(13)	Of the shares shown, Dr. Salkind has sole voting and dispositive power over 53,000 shares and shares voting and dispositive power with his wife, Catherine Salkind, over 4,910,597 shares. Mrs. Salkind may be deemed to beneficially own the shares shown. Dr. and Mrs. Salkind's address is 727 Welsh Road, Suite 108, Huntingdon Valley, Pennsylvania 19006.
(14)	Based on his Schedule 13G filed with the SEC, the shares shown include 4,564,005 shares owned beneficially by Dr. Patterson and 81,899 shares owned beneficially by his wife, Nataliya V. Patterson. Dr. and Mrs. Patterson's address is 1703 Casino Tower, Av. Francia y Biarritz, Punta del Este 20100, Uruguay.
(15)	Based on its Schedule 13G filed with the SEC. The principal business address for Blackrock, Inc. is 55 East 52nd Street, New York, New York 10022.
Equity Compensation Plans
The information required is incorporated herein by reference to Item 5 of this Annual Report relating to our Equity Compensation Plans as set forth on page 27.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Our board of directors has determined that Messrs. Rubinfeld and Selter and Ms. Cohen are "independent" under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our board of directors. Our board has determined that Messrs. Rubinfeld and Selter and Ms. Cohen also are "independent" for purposes of service as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.
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
As a result, the procedures followed by the Audit Committee to evaluate transactions with related persons require:
•	that all related person transactions, all material terms of the transactions, and all the material facts as to the related person's direct or indirect interest in, or relationship to, the related person transaction must be communicated to the Audit Committee; and
•	that all related person transactions, and any material amendment or modification to any related person transaction, be reviewed and approved or ratified by the Audit Committee, as required by NASDAQ Marketplace Rules.
Our Audit Committee will evaluate related person transactions based on:
•	information provided by members of our board of directors in connection with the required annual evaluation of director independence;
•	pertinent responses to the Directors' and Officers' Questionnaires submitted periodically by our officers and directors and provided to the Audit Committee by our management;
•	background information on nominees for director provided by the Nominating and Corporate Governance Committee of our board of directors; and
•	any other relevant information provided by any of our directors or officers.
•	In connection with its review and approval or ratification, if appropriate, of any related person transaction, our Audit Committee is to consider whether the transaction will compromise standards included in our Code of Ethics. In the case of any related person transaction involving an outside director or nominee for director, the Audit Committee also is to consider whether the transaction will compromise the director's status as an independent director as prescribed in the NASDAQ Marketplace Rules.
There were no related person transactions in 2015.
Applicable Definitions
For purposes of our Audit Committee's review:
•	"related person" has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K ("Item 404(a)"); and
•	"related person transaction" means any transaction for which disclosure is required under the terms of Item 404(a) involving us and any related persons.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2015, 2014 and 2013.
Audit Fees
The fees for 2015 and 2014 from BDO for professional services rendered in connection with the audits of our annual financial statements and internal controls over financial reporting and reviews of our unaudited quarterly financial statements and Form S-3 registration statements were $416,762 and $408,377, respectively.
Tax Fees
The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $20,550 and $21,645 for 2015 and 2014, respectively.
All Other Fees
No other services were rendered by BDO in either 2015 or 2014.
Pre-Approval Policies and Procedures
It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2015 and 2014.-6

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)      The following documents are filed as part of this 10-K:
(1) Financial Statements
Our financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-20 of this Annual Report. These financial statements are as follows:
Balance Sheets as of December 31, 2015 and 2014
Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Statements of Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013
Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Financial Statements
Reports of Independent Registered Public Accounting Firm
(2) Financial Statement Schedules
The following financial statement schedule is set forth on page F-21 of this Annual Report.
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013
All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.
(b)      Exhibits
See Exhibit Index to this Annual Report, which is incorporated herein by reference.

CytRx Corporation
Form 10-K Exhibit Index

Exhibit Number	Description	Footnote

2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	(l)

3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	(r)

3.2	Certificate of Amendment of Restated Certificate of Incorporation	(t)

3.3	Restated By-Laws of CytRx Corporation, as amended	(a)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	(b)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	(e)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	(j)

4.5	Common Stock Purchase Warrant issued by CytRx Corporation to Alexander Capital, L.P.

4.6	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated August 1, 2011	(n)

10.1*	CytRx Corporation 2000 Long-Term Incentive Plan	(c)

10.2*	Amendment No. 1 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.3*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.4*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)(3)

10.5*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)(4)

10.6*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	(s)

10.7*	First Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(v)

10.8*	Second Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(v)

10.9*	Third Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	w)

10.10*	Fourth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(x)

10.11*	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.

10.12*	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.

10.13*	Form of Non-qualified Stock Option for grants to Steven A. Kriegsman and Daniel J. Levitt, M.D., Ph.D., under Amended and Restated 2008 Stock Incentive Plan.

10.14*	Amendment No. 1 to Stock Option Agreements of Daniel J. Levitt, M.D., Ph.D., dated December 31, 2015.

10.15*	Amendment No. 1 to Stock Option Agreements (2000 Long-Term Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016.

10.16*	Amendment No. 1 to Stock Option Agreements (2008 Stock Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016

10.17†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	(d)

10.18	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	(g)(1)

10.19
Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000
(g)(2)

10.20	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(h)

10.21†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	(i)

10.22	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	(q)

10.23	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(m)

10.24	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(p)

10.25	Fourth Amendment to Office Lease dated February 10, 2014, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(y)

10.26*	Employment Agreement datedDecember 31, 2015, between CytRx Corporation and Daniel J. Levitt, M.D., Ph.D.

10.27*	Employment Agreement dated December 31, 2015, between CytRx Corporation and Benjamin S. Levin

10.28*	Employment Agreement dated December 31, 2015, between CytRx Corporation and Scott Wieland

10.29*	Employment Agreement dated December 31, 2015 , between CytRx Corporation and John Y. Caloz

10.30*	Employment Agreement dated January 11 , 2016 by and between CytRx Corporation and Olivia S. Ware

10.31†	Asset Purchase Agreement dated May 13, 2011 by and between CytRx Corporation and Orphazyme ApS	(o)

10.32	Letter Agreement dated February 9, 2016, between CytRx Corporation and Alexander Capital, L.P.

10.33*	Fourth Amended and Restated Employment Agreement, dated May 10, 2012, by and between CytRx Corporation and Steven A. Kriegsman.	(z)

10.34*	First Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 4, 2014	(k)

10.35*	Second Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 1, 2015	(aa)

10.36*	Third Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 8, 2016

10.37	Loan and Security Agreement dated February 5, 2016 among CytRx Corporation, the Lender referred to therein, and Hercules Technology Growth Capital, Inc., as Agent	(bb)(1)

10.38	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology Growth Capital, LLC	(bb)(2)

10.39	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology III, L.P.	(cc)

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
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

(a)	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on July 16, 2013

(b)	Incorporated by reference to Exhibit 99.1 the Registrant's Form 8-K filed on April 17, 1997

(c)	Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K filed on March 27, 2001

(d)	Incorporated by reference to Exhibit 99 to the Registrant's Form 8-K filed on December 21, 2001

(e)	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K filed on April 1, 2002

(f)	Incorporated by reference to Annex C to the Registrant's Proxy Statement filed June 11, 2002

(g)(1)	Incorporated by reference to Exhibit 10.63 to the Registrant's Form 10-K filed on May 14, 2004

(g)(2)	Incorporated by reference to Exhibit 10.64 to the Registrant's Form 10-K filed on May 14, 2004

(g)(3)	Incorporated by reference to Exhibit 10.64 to the Registrant's Form 10-K filed on May 14, 2004

(g)(4)	Incorporated by reference to Exhibit 10.64 to the Registrant's Form 10-K filed on May 14, 2004

(h)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 20, 2005

(i)	Incorporated by reference to Exhibit 10.15 to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) Form 10-Q filed on November 14, 2006

(j)	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-K filed on April 2, 2007

(k)	Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K filed on March 5, 2014

(l)	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on June 9, 2008

(m)	Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K filed on March 13, 2009

(n)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on July 27, 2011

(o)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on August 9, 2011

(p)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on December 4, 2009

(q)	Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on March 17, 2014

(r)	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K filed on March 13, 2012

(s)	Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K filed on March 13, 2012

(t)	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on May 15, 2012

(u)	Incorporated by reference to Annex B of the Registrant's Proxy Statement filed April 2, 2012

(v)	Incorporated by reference to Annex C of the Registrant's Proxy Statement filed April 2, 2012

(w)	Incorporated by reference to Annex A of the Registrant's Proxy Statement filed May 17, 2013

(x)	Incorporated by reference to Annex B of the Registrant's Proxy Statement filed May 17, 2013

(y)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 13, 2014

(z)	Incorporated by reference to Exhibit 10.1 to the Registrant's 8-K filed on October 19, 2012

(aa)	Incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K filed on March 10, 2015

(bb)(1)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 9, 2016

bb)(2)	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 9, 2016

(cc)	Incorporated by Reference to Exhibit 10.3 to the Registrant's Form 8-K filed on February 9, 2016

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CYTRX CORPORATION

Date: March 11, 2016	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ STEVEN A. KRIEGSMAN Steven A. Kriegsman	Chairman of the Board, Chief Executive Officer	March 11, 2016
(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 11, 2016
John Y. Caloz	(Principal Financial and Accounting Officer)
/s/ LOUIS IGNARRO	Director	March 11, 2016
Louis Ignarro, Ph.D.

/s/ JOSEPH RUBINFELD	Director	March 11, 2016
Joseph Rubinfeld, Ph.D.

/s/ ERIC J. SELTER	Director	March 11, 2016
Eric J. Selter

/s/ ANITA J. CHAWLA	Director	March 11, 2016
Anita J. Chawla, Ph.D.

/s/ CHERYL COHEN	Director	March 11, 2016
Cheryl Cohen

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
We have audited the accompanying balance sheets of CytRx Corporation ("the Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15a (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytRx Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an adverse opinion thereon.
/s/ BDO USA, LLP

Los Angeles, California
March 11, 2016

CYTRX CORPORATION
BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,261,372	$32,218,905
Short-term investments	35,035,420	45,621,593
Receivables	4,593,475	2,019,293
Interest receivable	28,130	104,627
Prepaid expenses and other current assets	2,373,708	3,250,355
Total current assets	64,292,105	83,214,773
Equipment and furnishings, net	1,467,681	970,873
Goodwill	183,780	183,780
Other assets	1,080,872	1,323,156
Total assets	$67,024,438	$85,692,582
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,058,624	$6,655,962
Accrued expenses and other current liabilities	9,693,359	5,994,072
Non-cash litigation settlement due in shares of common stock	4,500,000	—
Warrant liability	693,457	5,131,085
Total current liabilities	22,945,440	17,781,119
Commitment and contingencies
Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 66,480,065 and 55,921,986 shares issued and outstanding at December 31, 2015 and 2014, respectively	66,480	55,924
Additional paid-in capital	409,107,292	376,975,984
Treasury stock, at cost (199,275 shares at December 31, 2014)	—	(2,612,861)
Accumulated deficit	(365,094,774)	(306,507,584)
Total stockholders' equity	44,078,998	67,911,463
Total liabilities and stockholders' equity	$67,024,438	$85,692,582

The accompanying notes are an integral part of these financial statements.

CYTRX CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Revenue:
Licensing revenue	$100,000	$100,000	$300,000

Expenses:
Research and development	43,395,574	36,677,706	17,500,469
General and administrative	19,664,904	12,845,231	10,273,576
Depreciation and amortization	317,649	182,927	120,399
	63,378,127	49,705,864	27,894,444
Loss before other income (loss)	(63,278,127)	(49,605,864)	(27,594,444)
Other income (loss):
Interest income	233,958	305,331	137,676
Other income, net	20,151	132,114	183,025
Gain (loss) on warrant liability	4,437,628	19,051,239	(20,210,094)

Loss before provision for income taxes	(58,586,390)	(30,117,180)	(47,483,837)
Provision for income taxes	(800)	(800)	(1,600)
Net loss	$(58,587,190)	$(30,117,980)	$(47,485,437)
Basic and diluted loss per share	$(0.97)	$(0.55)	$(1.44)
Basic and diluted weighted average shares outstanding	60,483,151	54,371,151	32,891,202

The accompanying notes are an integral part of these financial statements.

CYTRX CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2012	30,607,916	$30,608	$261,318,638	$(228,904,167)	$(2,279,238)	$30,165,841
Issuance of stock options/warrants for compensation and services	—	—	3,798,717	—	—	3,798,717
Common stock issued in connection with a public offering	11,500,000	11,500	24,083,030	—	—	24,094,530
Restricted stock expense	—	—	186,389	—	—	186,389
Options and warrants exercised	9,048	10	39,326	—	—	39,336
Repurchase of common stock for treasury	—	—	—	—	(138,009)	(138,009)
Net loss	—	—	—	(47,485,437)	—	(47,485,437)
Balance at December 31, 2013	42,116,964	42,118	289,426,100	(276,389,604)	(2,417,247)	10,661,367
Issuance of stock options/warrants for compensation and services	—	—	5,139,348	—	—	5,139,348
Common stock issued in connection with a public offering	13,225,000	13,225	80,522,176	—	—	80,535,401
Options and warrants exercised	280,022	281	431,660	—	—	431,941
Issuance of restricted stock for compensation	100,000	100	626,900	—	—	627,000
Issuance of common stock for compensation	200,000	200	829,800	—	—	830,000
Repurchase of common stock for treasury	—	—	—	—	(195,614)	(195,614)
Net loss	—	—	—	(30,117,980)	—	(30,117,980)
Balance at December 31, 2014	55,921,986	55,924	376,975,984	(306,507,584)	(2,612,861)	67,911,463
Issuance of stock options/warrants for compensation and services	—	—	7,384,656	—	—	7,384,656
Common stock issued in connection with a public offering	10,465,000	10,465	26,769,603	—	—	26,780,068
Options and warrants exercised	292,354	290	589,711	—	—	590,001
Retirement of treasury stock	(199,275)	(199)	(2,612,662)	—	2,612,861	—
Net loss	—	—	—	(58,587,190)	—	(58,587,190)
Balance at December 31, 2015	66,480,065	$66,480	$409,107,292	$(365,094,774)	$—	$44,078,998

The accompanying notes are an integral part of these financial statements.

CYTRX CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(58,587,190)	$(30,117,980)	$(47,485,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,649	182,927	120,399
Loss on retirement of equipment and furnishings	2,614	1,220	2,595
(Gain) loss on warrant liability	(4,437,628)	(19,051,239)	20,210,094
Unrealized foreign exchange gain	—	(125,659)	(118,438)
Stock-based compensation expense	7,384,656	6,596,248	3,985,106
Non-cash litigation settlement due in common stock	4,500,000	—	—
Changes in assets and liabilities:
Receivable	(2,574,182)	(1,901,766)	(835)
Interest receivable	76,497	(96,163)	18,053
Prepaid expenses and other current assets	1,118,931	(2,126,771)	(1,132,428)
Accounts payable	916,919	2,779,409	789,655
Accrued expenses and other current liabilities	3,699,287	3,303,967	(139,747)
Net cash used in operating activities	(47,582,447)	(40,555,807)	(23,750,983)

Cash flows from investing activities:
Proceeds from matured short-term investments	76,544,319	38,584,980	24,000,000
Purchase of short-term investments	(65,958,146)	(57,121,593)	(27,084,980)
Purchases of equipment and furnishings	(331,328)	(956,286)	(41,809)
Net cash provided by (used in) investing activities	10,254,845	(19,492,899)	(3,126,789)

Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of fees	26,780,068	80,535,401	24,094,530
Proceeds from issuance of restricted stock to employee	—	100	—
Repurchase of Company's own stock for treasury	—	(182,943)	(117,070)
Net proceeds from exercise of stock options and warrants	590,001	431,941	39,336
Net cash provided by financing activities	27,370,069	80,784,499	24,016,796

Net increase (decrease) in cash and cash equivalents	(9,957,533)	20,735,793	(2,860,976)
Cash and cash equivalents at beginning of year	32,218,905	11,483,112	14,344,088
Cash and cash equivalents at end of year	$22,261,372	$32,218,905	$11,483,112

Supplemental disclosures of non-cash financing activities:
Cashless warrant exercises	$3	$133	$—
Repurchase of Company's own stock for treasury	$—	$12,671	$27,829
Equipment and furnishings purchased but not paid	$485,743	$23,282	$3,360
Retirement of treasury stock	$2,612,861	$—	$—

Supplemental disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$800	$800	$800

The accompanying notes are an integral part of these financial statements.

CYTRX CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Nature of Business
CytRx Corporation ("CytRx" or the "Company") is a biopharmaceutical research and development company specializing in oncology. The Company currently is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin. CytRx has reported positive top-line efficacy results (median progression-free survival, progression-free survival at six months, overall response rates, hazard ratios and overall survival) from its completed, global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios - the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period - are an important measure of the reliability and uniformity of the absolute data for progression-free survival, or PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities seen with administration of doxorubicin alone.
In the first quarter of 2014, CytRx initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy, and it has received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or human health concerns were to arise or CytRx were to subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication. The clinical trial has completed its target enrollment of 400 patients at approximately 79 clinical sites in the U.S., Europe, Canada, Latin America and Australia.
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
The Company is currently completing pre-clinical development for DK049, a novel anti-cancer drug conjugate that utilizes the Company's Linker Activated Drug Release (LADRTM) technology.  DK049 was created at CytRx's laboratory facility in Freiburg, Germany, and employs a proprietary linker that is both pH sensitive and requires a specific enzyme for the release of the cytotoxic payload.  DK049 has demonstrated significant anti-tumor activity in multiple animal models implanted with human tumors, including non-small cell lung, ovarian and pancreatic cancers
The Company plans to expand its pipeline of oncology candidates through its drug development activities at its laboratory facility (a branch of the Company) in Freiburg, Germany, based on novel linker technologies that can be utilized with multiple chemotherapeutic agents and may allow for greater drug concentration at tumor sites.
At December 31, 2015, the Company had cash and cash equivalents of approximately $22.3 million and short-term investments of $35.0 million. On February 6, 2016, CytRx announced the signing of a long-term loan agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. for up to $40.0 million in financing, of which the Company has received $25.0 million. Management believes that its current resources will be sufficient to fund its operations for the foreseeable future. The estimate is based, in part, upon the Company's currently projected expenditures for 2016 of approximately $58.9 million (unaudited), which includes approximately $34.3 million (unaudited) for its clinical programs for aldoxorubicin, approximately $5.4 million (unaudited) for pre-clinical development of new albumin-binding cancer drugs, including DK049, approximately $4.2 million (unaudited) for general operation of its clinical programs, and approximately $15.0 million (unaudited) for other general and administrative expenses, including pre-commercialization expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with long term debt or capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

2. Summary of Significant Accounting Policies
Basis of Presentation — The accompanying Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP").
Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies.
Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codifications ("ASC") ASC 605-25, Revenue Recognition – Multiple-Element Arrangements ("ASC 605-25"). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and the Company has no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.
Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence or an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Once all conditions of the grant are met and no contingencies remain outstanding, the revenue is recognized as grant fee revenue and an earned but unbilled revenue receivable is recorded. There are no grant revenues earned for 2015, 2014 and 2013.
Other Income — The Company realized a de minimus amount of other income in 2015 and realized other income of $0.1 million in 2014, resulting from foreign exchange gains and other income of $0.2 million in 2013 resulting from foreign exchange gains
Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.
Short-term Investments — Investment securities held by the Company and expected to mature within 12 months are classified as available for sale.
Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There are no impairment losses recognized in each of 2015, 2014 and 2013.
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

Level 3 – significant unobservable inputs that reflect management's best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$20,673	$—	$—	$20,673
Short-term investments	35,035	—	—	35,035
Warrant liability	—	—	(693)	(693)

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$31,159	$—	$—	$31,159
Short-term investments	45,622	—	—	45,622
Warrant liability	—	—	(5,131)	(5,131)

There were no transfers between Levels I, II and III during 2015 or 2014.

The changes in carrying amounts of the warrant liability for the years ended December 31, 2015 and 2014 were as follows:
(In thousands)	2015	2014
Beginning balance	$5,131	$24,182
Net changes in valuation	(4,438)	(19,051)
Ending balance	$693	$5,131

Liabilities measured at fair market value on a recurring basis include warrant liabilities resulting from recent debt and equity financing. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity ("ASC 815-40"), the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company's application of ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). See Warrant Liabilities below.
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
Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 21.4 million, 17.4 million and 14.7 million shares at December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.
Warrant Liabilities —Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company's August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with CytRx's application of ASC 505-50. The gain or loss resulting from the fair value calculation is shown on the Statements of Operations as gain (loss) on warrant liability. See "Note 10 – Warrant Liabilities" for additional information related to the determination of fair value of warrants.
Stock-based Compensation — The Company's stock-based employee compensation plans are described in Note 13. The Company has adopted the provisions of ASC 718, which requires the fair value measurement and recognition of compensation expense for all stock-based awards made to employees.
For stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 505-50, Equity ("ASC 505"), as amended. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.
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
Clinical Trial Expenses — Clinical trial expenses, which are included in research and development expenses, include obligations resulting from the Company's contracts with various clinical research organizations in connection with conducting clinical trials for its product candidates. The Company recognizes expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. The Company believes that this method best approximates the efforts expended on a clinical trial with the expenses it records. The Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. If its estimates are incorrect, clinical trial expenses recorded in any particular period could vary.

Income Taxes — The Company accounts for income taxes in accordance with the provisions of FASB ASC 740-10, Income Taxes, ("ASC 740") which requires the recognition of deferred tax assets and liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The Company's policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expenses.

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
Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the accrual for research and development expenses, valuation on deferred tax assets and the estimate of expense arising from the common stock options and warrants granted to employees and non-employees. Actual results could materially differ from those estimates.
Recent Accounting Pronouncements —In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

 In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to the Company's financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company is currently in the process of evaluating the impact of the adoption of this standard on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 must be applied retrospectively. Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued. The Company expects ASU 2015-03 to impact its financial statements for periods subsequent to its long-term financing in February 2016.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14") which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which they will adopt the standard
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40)". The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its financial statements.
3. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of the Company's laboratory in Freiburg, Germany. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $6,000, $7,000 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.
4. Receivables
At December 31, 2015, the Company had a receivable of $4.6 million as compared to $2.0 million at December 31, 2014, primarily related to amounts recoverable from its insurance carrier, associated with ongoing legal proceedings. See "Note 11 - Commitments and Contingencies" for additional information on legal proceedings. Due to the likelihood of the collectability of the accounts receivable, no allowance was recorded.
5. Prepaid and Other Assets
At December 31, 2015 and 2014, the Company had $2.4 million and $3.3 million, respectively, of prepaid and other current assets, which consist primarily of deposits on contracts for research and development, prepaid insurance and leases for its facility.
6. Short-term Investments
The Company held $35.0 million of short-term investments at December 31, 2015. The Company has classified these investments as available for sale. These investments are comprised of federally insured certificates of deposit as follows: $15.0 million with a maturity date of February 26, 2016, and $20.0 million with a maturity date of March 31, 2016. At December 31, 2014, the Company held $45.6 million of short-term investments, which have since matured.
7. Equipment and Furnishings
Equipment and furnishings at December 31, 2015 and 2014 consist of the following (in thousands):
	2015	2014
Equipment and furnishings	$1,843	$1,417
Less — accumulated depreciation	(375)	(446)
Equipment and furnishings, net	$1,468	$971

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 were $317,649, $182,927 and $120,399, respectively.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2015 and 2014 are summarized below (in thousands).
	2015	2014
Professional fees	$5,459	$2,593
Research and development costs	2,625	2,945
Litigation settlement	5,500	—
Wages, bonuses and employee benefits	527	451
Other	82	5
Total	$14,193	$5,994

9. Non-Cash Litigation Settlement Due in Shares of Common Stock
On December 10, 2015, CytRx announced that the Company had reached an agreement to settle the federal consolidated securities class action and filed a Stipulation of Settlement with the Court. As part of the settlement agreement, the Company will issue the equivalent number of shares of its common stock to the class of a non-cash amount of $4,500,000 worth at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 1,200,000 shares and not more than a maximum of 1,800,000 shares. In accordance with ASC 480, the Company has classified the $4.5 million worth of shares of the common stock as a liability included in the litigation settlement due in shares of common stock in the December 31, 2015 balance sheet, due to the variable number of shares that will be issued upon the Court's final approval of the settlement agreement.
10. Warrant Liabilities
Warrants issued in connection with the Company's August 2011 equity public offering are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. The fair value of these warrants were recorded on the balance sheet at issuance and the warrants were marked to fair value at each financial reporting period, with changes in the fair value recorded as a gain or loss in the statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:
	Year Ended December 31,
	2015	2014	2013

Risk-free interest rate	0.57%	0.46%	0.13% - 0.58%
Expected dividend yield	0%	0%	0%
Expected lives	0.59	1.59	0.95 – 2.59
Expected volatility	61.7%	89.7%	83.4% - 95.3%
Number of warrants classified as liabilities	6,371,854	6,371,854	6,984,716
Gain (Loss) on warrant liabilities	$4,437,628	$19,051,239	$(20,210,094)

The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date. The Company's computation of expected volatility is based on the historical daily volatility of its publicly traded stock.
The warrants relating to the Company's August 2011 equity public offering will expire on August, 1, 2016, to the extent they are not exercised prior to that date.

11. Commitments and Contingencies
Commitments
The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, up to an aggregate of $7.5 million, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required, CytRx may also have to make royalty payments, based upon a percentage of the sales of the pharmaceutical product. In respect of aldoxorubicin, it agreed to pay up to a maximum amount of approximately $18.3 million, payable in shares of its common stock, in the event that regulatory approval for marketing is obtained.
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
CytRx's current contractual obligations that will require future cash payments are as follows (in thousands):
	Operating Leases (1)	Employment Agreements (2)	Research and Development (3)	Total
2016	$318	$3,647	$27,940	$31,905
2017	383	1,057	8,652	10,092
2018	363	1,057	86	1,506
2019	278	—	11	289
2020	59	—	—	59
Thereafter	—	—	—	—
Total	$1,401	$5,761	$36,689	$43,851

(1)	Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors. The Company recognized rent expenses of $351,075, $335,991, and $315,134 in 2015, 2014 and 2013, respectively.

(2)	Employment agreements include management contracts which have been revised from time to time. The employment agreement for the Company's executive officers provide for minimum salaries, which are adjusted annually at the discretion of the Company's Compensation Committee, and in some cases provide for minimum annual bonuses, and employee benefits, as well. New employment agreements for the Company's other executive officers are usually entered into annually or biennially.

(3)	Research and development obligations relate primarily to clinical trials. All of these purchase obligations are cancelable.

Contingencies
    The Company applies the disclosure provisions of ASC 460, Guarantees ("ASC 460") to its agreements that contain guarantees or indemnities by the Company. The Company provides (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to the Company.

      The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. As previously reported in the Company's Quarterly Report filed with the SEC on November 3, 2015, on June 13, 2014, three purported securities class action lawsuits pending against it and certain of its officers and directors in the United States District Court for the Central District of California were consolidated in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx) (the "Federal Class Action"), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired its publicly traded securities between November 20, 2013 and March 13, 2014, against it, certain of its officers and directors, a freelance writer, and certain underwriters, including Jefferies LLC, Oppenheimer & Co., LLC, Aegis Corp., and H.C. Wainwright & Co., LLC. The complaint alleges that certain of the defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleges that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in its shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement under Rule 424(b)(2) filed with the SEC on January 31, 2014. These allegations arise out of its alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with them, as well as its December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint seeks damages, including interest, in an unspecified amount, reasonable costs and attorneys' fees, and any equitable, injunctive, or other relief that the court may deem just and proper. On December 5, 2014, the Company and the individual defendants filed a motion to dismiss the complaint. The Court was scheduled to hear argument on this motion on March 2, 2015. On February 25, 2015, the Court took this motion under submission and took the hearing off calendar. On July 13, 2015, the Court issued an order granting in part and denying in part the motions to dismiss filed by them, the individual defendants and the underwriters. On August 7, 2015, the plaintiffs amended their complaint and on September 8, 2015, the defendants moved to dismiss the amended complaint, in part.  On October 23, 2015, the Court took the motion to dismiss under submission and, as a result of the settlement of the case as set forth below, the motion to dismiss has not been ruled on by the Court.
On April 3, 2014, a purported class action lawsuit was filed against the Company and certain of its officers and each of its directors, as well as certain underwriters, in the Superior Court of California, County of Los Angeles, captioned Rajasekaran v. CytRx Corporation, et al., BC541426. The complaint purports to be brought on behalf of all shareholders who purchased or otherwise acquired its common stock pursuant or traceable to its public offering that closed on February 5, 2014. The complaint alleges that defendants violated the federal securities laws by making materially false and misleading statements in its filings with the SEC. The complaint seeks compensatory damages in an unspecified amount, rescission, and attorney's fees and costs. On October 14, 2014, the Court granted the parties' joint ex parte motion to stay this proceeding pending resolution of motions to dismiss in the related federal action, In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx).  On December 29, 2015, as a result of the parties informing the Court that the settlement of the Federal Class Action also resolved the claims and allegations in the Rajasekaran case, the Superior Court deemed the case closed.
    On December 10, 2015, CytRx announced that the Company had reached an agreement to settle the federal consolidated securities class action and filed a Stipulation of Settlement with the Court. A hearing on plaintiffs' motion for preliminary approval of the settlement was held on January 11, 2016. The agreement contains no admission of liability or wrongdoing and includes a full release of CytRx and the current and former directors and officers in connection with the allegations. The settlement is subject to definitive documentation, shareholder notice, and Court approval. The terms of the agreement provide for a settlement payment to the class of $4,000,000, of which at least $3,500,000 will be paid by its insurance carriers. The Company will also issue the equivalent number of shares of its common stock to the class of $4,500,000 worth of shares at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 1,200,000 shares and not more than a maximum of 1,800,000 shares.  On January 9, 2016, the Court preliminarily approved the settlement, and set a settlement fairness hearing for final approval of the settlement for May 9, 2016.

On July 3, 2014, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California, captioned Fishman v. Kriegsman, et al., 2:14-cv-05169, purportedly on its behalf against certain of its officers and each of its directors. The complaint alleges breach of fiduciary duties, corporate waste, gross mismanagement, and unjust enrichment in connection with its alleged retention of DreamTeamGroup and MissionIR. The complaint seeks damages, restitution, corporate governance reforms, and attorney's fees and costs. On September 3, 2014, plaintiff filed a notice to voluntarily dismiss this action against all parties without prejudice, which the Court granted on September 9, 2014.
On September 10, 2014, the Delaware Court of Chancery consolidated Schwartz v. Ignarro, et al., Case No. 9864, Johnson v. Ignarro, et al., Case No. 9884, and Silverberg v. Kriegsman, et al., Case No. 9919, three shareholder derivative lawsuits described in its Quarterly Report filed with the SEC on August 6, 2014. The allegations in the Schwartz and Johnson complaints relate to the Company's December 9, 2013 grant of stock options to certain board members and officers. The allegations in the Silverberg complaint relate to its December 9, 2013 grant of stock options to certain board members and officers, as well as its alleged retention of DreamTeamGroup and MissionIR. A consolidated complaint concentrated on the stock-option grant claims was filed on October 9, 2014. The consolidated lawsuit is captioned In re CytRx Corp. Stockholder Derivative Litigation, C.A. No. 9864-VCL. On November 10, 2014, the Company and the individual defendants filed a motion to dismiss the consolidated complaint or, in the alternative, to stay the action. The Court heard argument on the motions on January 8, 2015. The Court denied the motion to dismiss and granted in part and denied in part the motion to stay the Delaware case pending the Federal Class Action. On June 2, 2015, the Company announced that it had reached an agreement to settle the Delaware stockholder derivative action. Under the settlement, the Company has agreed to re-price outstanding stock options to purchase a total of 2,095,000 shares of its common stock that were granted on December 10, 2013 to certain of its directors and officers from the original exercise price of $2.39 to an exercise price of $4.66 (the share price at market closing on December 20, 2013). The settlement also provides that the Company will implement certain corporate governance changes and modify its governance practices regarding the granting of stock options. The parties reached an agreement on an award of $1.1 million of fees and expenses to plaintiffs' attorneys. On November 20, 2015, the Delaware Court approved the settlement and award of attorneys' fees and expenses, and entered a final order and judgment. This amount was paid by the Company's insurance carriers in December, 2015.

On August 14, 2014, a shareholder derivative lawsuit, captioned Pankratz v. Kriegsman, et al., 2:14-cv-06414-PA-JPR, was filed in the United States District Court for the Central District of California purportedly on the Company's behalf against certain of its officers and each of its directors. On August 15, 2014, a virtually identical complaint was filed, captioned Taylor v. Kriegsman, et al., 2:14-cv-06451.  Each of the complaints alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, insider selling and misappropriation of information in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, as well as its December 9, 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On October 8, 2014, the Court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, the Company and the individual defendants filed motions to dismiss the consolidated Pankratz and Taylor cases or, in the alternative, to stay the cases. On January 9, 2015, the Court stayed the action pending the resolution of the consolidated Delaware derivative action. On February 27, 2015, the Pankratz and Taylor plaintiffs filed a motion to vacate the stay. On June 24, 2015, the Court granted the motion to lift the stay in light of the pending settlement of the Delaware derivative litigation discussed above. The Court further denied the motion to dismiss without prejudice and invited the Company to move to dismiss the case within 30 days pursuant to the doctrine of forum non conveniens based on its forum-selection bylaw, which mandates that derivative actions be filed in Delaware. The Court advised that it would consider any forum non conveniens motion before considering a subsequent motion to dismiss under Rule 12. On November 2, 2015, the Court granted the defendants' motion on grounds of forum non conveniens, and the case was dismissed without prejudice to plaintiffs refiling the action in the Delaware Court of Chancery. Plaintiffs then filed an appeal with the Ninth Circuit Court of Appeals. On January 5, 2016, the Company announced that it had reached an agreement to settle the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, pending in the U.S. Court of Appeals for the Ninth Circuit Court, on appeal from the United States District Court for the Central District of California. The settlement includes no financial or equity compensation. It provides that it will implement certain corporate governance changes and modify certain governance practices. The settlement agreement contains no admission of liability or wrongdoing and includes a full release of the current and former directors and officers in connection with the allegations. The settlement is subject to the drafting of definitive documentation, notice to stockholders, and District Court approval.  Plaintiffs' counsel is expected to petition the District Court for an award of attorneys' fees and costs.
On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed in the Delaware Court of Chancery purportedly on the Company's behalf against certain of its officers and directors. The complaint alleges breach of fiduciary duty, unjust enrichment, and gross mismanagement in connection with the Company's alleged retention of DreamTeamGroup and MissionIR, as well as its December 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On February 26, 2016, the Company and the defendants filed two motions with the Court of Chancery. First, we moved to dismiss because the Niedermayer complaint fails to state a claim upon which relief can be granted and because the allegations and claims in the Niedermayer complaint are effectively resolved by the settlement of the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, pending in the United States District Court for the Central District of California, and the settlement of the derivative lawsuits already approved by the Delaware Court of Chancery, In re CytRx Corp. Stockholder Derivative Litigation, C.A. No. 9864-VCL.  Second, we moved to stay the Niedermayer case until the Central District of California completes the approval process for the settlement of the consolidated derivative actions pending in that court, In Re CytRx Corporation Stockholder Derivative Litigation.

The Company evaluates developments in legal proceedings and other matters on a quarterly basis. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company has accrued $9.0 million of litigation settlement, of which $3.5 million will be paid by the Company's insurance carriers and is recorded on the balance sheet as an accounts receivable, and a non-cash amount of $4.5 million which will be settled by the issuance of the Company's common stock.

12. Equity Transactions
As of December 31, 2015, the Company has reserved approximately 6.0 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.
On October 26, 2015, the Company retired 199,275 shares of its treasury stock at cost ($2.6 million).
On July, 24, 2015, the Company completed a $28.7 million underwritten public offering, in which it sold and issued approximately 10.5 million shares of common stock at a price of $2.75 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $26.8 million.
On March 15, 2014, the Company issued 200,000 common shares to KTB Tumorforschungs GmbH, the licensor of aldoxorubicin, in connection with the establishment of the Company's Freiburg, Germany research and development laboratory. The fair value of the shares was $0.8 million, based on the stock price as of the date of the transaction.
On February 5, 2014, the Company completed an $86.0 million underwritten public offering, in which it sold and issued 13.2 million shares of common stock at a price of $6.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $80.5 million. Immediately after the sale, the Company had approximately 55.3 million shares of common stock outstanding, without giving effect to the possible exercise of any of the Company's outstanding warrants or stock options.
On October 15, 2013, the Company completed a $25.9 million underwritten public offering, in which it sold and issued 11.5 million shares of common stock at a price of $2.25 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $24.1 million.
13. Stock Options and Equity-Classified Warrants
Stock Options
The Company has a 2000 Long-Term Incentive Plan under which 1.4 million shares of common stock were originally reserved for issuance. As of December 31, 2015, there were approximately 0.6 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.
The Company also has a 2008 Stock Incentive Plan under which 20 million shares of common stock are reserved for issuance. As of December 31, 2015, there were 13.6 million shares subject to outstanding stock options and 6.4 million shares available for future grant under this plan.
The Company follows the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.
On June 2, 2015, the Company announced that it had reached an agreement to settle the Delaware stockholder derivative action. Under the settlement, they have agreed to re-price outstanding stock options to purchase a total of 2,095,000 shares of its common stock that were granted on December 10, 2013 to certain of its directors and officers from the original exercise price of $2.39 to an exercise price of $4.66 (the share price at market closing on December 20, 2013).
The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	2015	2014	2013
Risk-free interest rate	1.74% - 2.42%	1.74% - 2.12%	0.91% - 2.79%
Expected volatility	74% - 85%	82% - 90%	85% - 89%
Expected lives (years)	6 - 10	6 - 10	6 - 10
Expected dividend yield	0.00%	0.00%	0.00%

The Company's computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2015, 2014 and 2013, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company's options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for each of the years ended December 31, 2015 and 2014, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors; for the year ended December 31, 2013, the Company has estimated an annualized forfeiture rate of 12% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2015, there remained approximately $5.6 million of unrecognized compensation expense related to unvested stock options granted to current employees and directors, to be recognized as expense over a weighted-average period of 1.26 years. Presented below is the Company's stock option activity for employees and directors:
	Stock Options			Weighted Average Exercise Price
	2015	2014	2013	2015	2014	2013
Outstanding — beginning of year	9,348,592	6,228,593	3,240,850	$2.83	$3.11	$4.08
Granted	4,590,000	3,180,000	3,323,176	2.61	2.47	2.43
Exercised	(287,143)	(1,667)	(476)	2.05	1.83	1.93
Forfeited	—	(24,333)	(127,812)	—	2.81	3.09
Expired	(77,587)	(34,001)	(207,145)	5.58	8.18	9.59
Outstanding — end of year	13,573,862	9,348,592	6,228,593	3.11	2.83	3.11
Exercisable at end of year	8,015,164	4,901,511	3,125,720	$3.45	$3.22	$3.86
Weighted average fair value of stock options granted during the year:	$1.88	$1.80	$1.82

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
The Company recorded approximately $0, $1,276,000 and $40,000 of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2015, 2014 and 2013, respectively.
At December 31, 2015, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company's non-employee stock option activity:
	Stock Options			Weighted Average Exercise Price
	2015	2014	2013	2015	2014	2013
Outstanding — beginning of year	692,143	167,143	142,143	$3.47	$5.69	$6.20
Granted	—	550,000	25,000	—	2.76	2.79
Exercised	—	—	—	—	—	—
Expired/Forfeited	(56,429)	(25,000)	—	8.54	2.79	—
Outstanding — end of year	635,714	692,143	167,143	3.02	3.47	5.69
Exercisable at end of year	635,714	692,143	167,143	$3.02	$3.47	$5.69
Weighted average fair value of stock options granted during the year:	$—	$2.32	$1.98

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	2015	2014	2013
Risk-free interest rate	—	2.23%	2.05%
Expected volatility	—	85.0%	84.8%
Expected lives (years)	—	10	10
Expected dividend yield	—	0%	0%

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2015:
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.75 — 2.00	1,374,500	6.95	$1.83	1,374,500	6.95	$1.83
$2.01 — 2.50	8,215,556	9.14	2.33	3,280,923	8.54	2.30
$2.51 — 4.00	986,980	8.06	2.89	919,481	8.01	2.87
$4.01 — 32.55	3,632,540	7.03	5.38	3,075,974	6.85	5.48

	14,209,576	8.31	$3.10	8,650,878	7.63	$3.42

The aggregate intrinsic value of outstanding options and options vested as of December 31, 2015 and the options exercised during 2015 were $3.8 million, $2.3 million and $0.2 million, respectively, which represent options whose exercise price was less than the closing fair market value of the Company's common stock on December 31, 2015 of $2.65.
The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company's Statements of Operations:
	Years Ended December 31,
	2015	2014	2013
Research and development - employee	$1,590,267	$932,482	$241,459
General and administrative - employee	5,568,537	2,383,624	2,659,105
Total employee stock-based compensation	$7,158,804	$3,316,106	$2,900,564

Research and development – non-employee	$—	$86,539	$—
General and administrative – non-employee	225,852	1,736,703	898,153
Total non-employee stock-based compensation	$225,852	$1,823,242	$898,153

Restricted Stock
The Company did not issue any restricted stock for the year ended December 31, 2015. On January 1, 2014, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of restricted common stock pursuant to the 2008 Plan, which shares have now fully vested. The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $626,900.  The Company recorded an employee stock-based compensation expense for restricted stock of $0, $626,900 and $186,389 for the years ended December 31, 2015, 2014 and 2013, respectively.
Equity-Classified Warrants
In March 2015, the Company extended the term of the 250,000 warrants issued in November 2013 by three years. These warrants will now expire in 2018. The Company recognized a non-employee stock-based compensation expense of $61,480 relating to the term extension in 2015.
In March 2014, the Company issued a warrant to purchase 25,000 shares of its common stock at an exercise price of $5.60 in connection with the establishment of its Freiburg, Germany research and development laboratory.

In August 2013, the Company issued a warrant to purchase 500,000 shares of its common stock at an exercise price of $2.50 per share in connection with a financial advisory arrangement. In November 2013, they issued two warrants, each to purchase 125,000 shares of its common stock, at exercise prices of $3.00 and $3.75 per share, respectively, in connection with financial advisory arrangements.

A summary of the Company's warrant activity and related information for the years ended December 31 are shown below.
	Warrants			Weighted Average Exercise Price
	2015	2014	2013	2015	2014	2013
Outstanding — beginning of year	7,349,760	8,324,609	7,518,113	$4.27	$4.86	$5.09
Granted	—	25,000	816,667	—	5.60	2.80
Exercised	(10,000)	(340,527)	(8,572)	2.50	2.56	4.48
Forfeited	—	—	—	—	—	—
Expired	(114,288)	(659,322)	(1,599)	3.82	12.66	14.99
Outstanding — end of year	7,225,472	7,349,760	8,324,609	4.28	4.27	4.86
Exercisable at end of year	7,225,472	7,149,760	7,924,609	$4.28	$4.32	$4.98
Weighted average fair value of warrants granted during the year:	$—	$3.46	$1.31

During 2015, 10,000 warrants were surrendered in connection with the cashless exercise, as compared to 62,172 warrants during 2014. There were no cashless exercises of warrants in 2013.
The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2015:
	Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$2.10 — 2.60	578,573	2.32	$2.42	578,573	$2.42
$2.61 — 3.60	125,000	2.86	3.00	125,000	3.00
$3.61 — 4.60	6,496,899	0.63	4.47	6,496,899	4.47
$4.61 — 5.60	25,000	8.21	5.60	25,000	5.60
	7,225,472	0.83	$4.28	7,225,472	$4.28

On August 1, 2016, 6,371,899 warrants priced at $4.48 expire.
14. Stockholder Protection Rights Plan
Effective April 16, 1997, the Company's board of directors declared a distribution of one right ("Rights") for each outstanding share of the Company's common stock to stockholders of record at the close of business on May 15, 1997 and for each share of common stock issued by the Company thereafter and prior to a Flip-in Date (as defined below). Each Right entitles the registered holder to purchase from the Company one-ten thousandth (1/10,000th) of a share of Series A Junior Participating Preferred Stock, at an exercise price of $30. The Rights are generally not exercisable until 10 business days after an announcement by the Company that a person or group of affiliated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the Company's then outstanding shares of common stock (a "Flip-in Date").
In the event the Rights become exercisable as a result of the acquisition of shares, each Right will enable the owner, other than the Acquiring Person, to purchase at the Right's then-current exercise price a number of shares of common stock with a market value equal to twice the exercise price. In addition, unless the Acquiring Person owns more than 50% of the outstanding shares of common stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such Acquiring Person) at an exchange ratio of one share of common stock per Right. All Rights that are owned by any person on or after the date such person becomes an Acquiring Person will be null and void.
The Rights have been distributed to protect the Company's stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirers. In April 2007, the Company extended the stockholder rights plan through April 2017.

15. Income Taxes
At December 31, 2015, the Company had federal and state net operating loss carryforwards of $281.6 million and $173.7 million, respectively, available to offset against future taxable income, which expire in 2016 through 2034.
As a result of a change in-control that occurred in the CytRx shareholder base, approximately $62.3 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $219.3 million in federal net operating loss carryforwards, and the $173.7 million in state net operating loss carryforwards, are unrestricted.
As of December 31, 2015, CytRx also had research and development and alternative minimum tax credits for federal and state purposes of approximately $14.8 million and $19.5 million, respectively, available for offset against future income taxes, which expire in 2022 through 2035. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):
	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$105,661	$86,541
Tax credit carryforwards	27,671	22,716
Equipment, furnishings and other	10,547	14,396
Total deferred tax assets	143,879	123,653
Deferred tax liabilities	(270)	(187)
Net deferred tax assets	143,609	123,466
Valuation allowance	(143,609)	(123,466)
	$—	$—
    For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2015 and 2014 was $20.1 million and $23.4 million, respectively.
The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):
	Years ended December 31,
	2015	2014	2013
Federal benefit at statutory rate	$(19,919)	$(10,240)	$(16,145)
State income taxes, net of Federal taxes	(3,556)	(2,773)	(1,517)
State credits	(1,324)	(990)	(787)
Warrant liabilities	(1,509)	(6,477)	6,871
Other permanent differences	16	37	14
Provision related to change in valuation allowance	20,142	23,440	14,606
Current year tax credit	(2,050)	(1,300)	(1,034)
Return to provision	8,198	(1,504)	(2,011)
Other, net	3	(192)	5
	$1	$1	$2

There have been no changes to the Company's liability for unrecognized tax benefits during the year ended December 31, 2015.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2015, the tax returns for 2011 through 2015 remain open to examination by the Internal Revenue Service and various state tax authorities.
The Company's policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended December 31, 2015, 2014 and 2013, the Company had accrued no interest or penalties related to uncertain tax positions.

16. Quarterly Financial Data (unaudited)
Summarized quarterly financial data for 2015 and 2014 is as follows (in thousands, except per share data):
	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2015
Total revenues	$—	$—	$—	$100
Net loss	$(17,525)	$(11,687)	$(7,073)	$(22,302)
Basic and diluted loss per share applicable to common stock	$(0.31)	$(0.21)	$(0.11)	$(0.34)

2014
Total revenues	$—	$—	$—	$100
Net income (loss)	$4,665	$(15,719)	$(5,625)	$(13,439)
Basic income (loss) per share applicable to common stock	$0.09	$(0.28)	$(0.10)	$(0.24)
Diluted income (loss) per share applicable to common stock	$0.08	$(0.28)	$(0.10)	$(0.24)

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.
17. Subsequent Event
On February 5, 2016, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender, pursuant to which the lenders agreed to make available long-term loans in an aggregate principal amount of up to $40 million, subject to certain conditions. The lenders made an initial term loan to the Company on February 8, 2016 in the aggregate principal amount of $25 million.  If the Company announces positive data from its ongoing Phase 3 clinical trial of aldoxorubicin for the treatment of soft tissue sarcoma and also demonstrates continued progress in the development of a second novel drug candidate based on the Company's LADR technology platform such that they will initiate a clinical trial under an Investigational New Drug Application prior to December 31, 2016, which the Company refers to as the "milestone," they may request an additional term loan in an aggregate principal amount of up to $15 million no later than December 31, 2016, or such later date that HTGC otherwise determines in its sole discretion.

The term loans will bear interest at the daily variable rate per annum equal to 6.00% plus the prime rate, or 9.5%, whichever is greater.  The Company is required to make interest-only payments on the term loans through February 28, 2017, and beginning on March 1, 2017 it will be required to make amortizing payments of principal and accrued interest in equal monthly installments until the maturity date of the term loans.  If the Company achieves the milestone as it relates to the Phase 3 clinical trial of aldoxorubicin, the interest-only payment period will be extended through August 31, 2017, and if any additional term loan is extended by the lenders, the interest-only payment period will be extended through February 28, 2018.  All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
As security for the Company's obligations under the loan and securities agreement, the Company granted HTGC, as administrative agent, a security interest in substantially all of its existing and after-acquired assets except for its intellectual property and certain other excluded assets.

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014 and 2013

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2015	$123,466,000	$—	$20,143,000	$—	$143,609,000
Year ended December 31, 2014	$100,026,000	$—	$23,440,000	$—	$123,466,000
Year ended December 31, 2013	$85,420,000	$—	$14,606,000	$—	$100,026,000