Form 10-Q
period 2016-03-31
CYTRX CORP
filed 2016-05-10
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(310) 826-5648
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑
Number of shares of CytRx Corporation common stock, $.001 par value, outstanding as of May 10, 2016: 66,760,065 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED BALANCE SHEETS
 (Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$68,162,754	$22,261,372
Short-term investments	—	35,035,420
Receivables	1,000,839	4,593,475
Interest receivable	—	28,130
Prepaid expenses and other current assets	3,626,510	2,373,708
Total current assets	72,790,103	64,292,105
Equipment and furnishings, net	1,676,441	1,467,681
Goodwill	183,780	183,780
Other assets	689,325	1,080,872
Total assets	$75,339,649	$67,024,438
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Accounts payable	$5,959,998	$8,058,624
Accrued expenses and other current liabilities	6,277,991	9,693,359
Non-cash litigation settlement due in shares of common stock	5,200,000	4,500,000
Warrant liability	877,729	693,457
Term Loan, net - current	534,142	—
Total current liabilities	18,849,860	22,945,440

Long term loan, net:	22,911,337	—
Total liabilities	41,761,197	22,945,440
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 66,580,065 and 66,480,065 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	66,580	66,480
Additional paid-in capital	411,249,758	409,107,292
Accumulated deficit	(377,737,886)	(365,094,774)
Total stockholders' equity	33,578,452	44,078,998
Total liabilities and stockholders' equity	$75,339,649	$67,024,438

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
License revenue	$—	$—

Expenses:
Research and development	8,151,305	12,563,745
General and administrative	3,958,434	3,130,232
	12,109,739	15,693,977

Loss before other income (expense)	(12,109,739)	(15,693,977)

Other:
Interest income	61,738	56,574
Interest expense	(416,803)	—
Other income (expense), net	5,964	(15,853)
Loss on warrant derivative liability	(184,272)	(1,871,294)

Net loss	$(12,643,112)	$(17,524,550)

Basic and diluted net loss per share	$(0.19)	$(0.31)

Basic and diluted weighted-average shares outstanding	66,488,855	55,722,710

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,643,112)	$(17,524,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,434	88,490
Stock-based compensation expense	1,325,817	1,384,893
Fair value adjustment on warrant liability	184,272	1,871,294
Amortization of loan cost and discount	67,150	—
Net foreign exchange gain	—	(47)
Loss on retirement of fixed assets	387	—
Non-cash litigation settlement due in common stock	700,000	—
Changes in assets and liabilities:
Receivables	3,592,636	(3,133,834)
Interest receivable	28,130	28,373
Prepaid expenses and other current assets	(861,255)	2,323,729
Accounts payable	(2,172,100)	(2,025,513)
Accrued expenses and other current liabilities	(3,415,368)	4,360,417
Net cash used in operating activities	(13,091,009)	(12,626,748)

Cash flows from investing activities:
Purchase of short-term investments	—	(15,000,000)
Proceeds from the sale of short-term investments	35,035,420	23,520,087
Purchases of equipment and furnishings	(238,107)	(59,701)
Net cash provided by investing activities	34,797,313	8,460,386

Cash flows from financing activities:
Proceeds from term loan, net of costs	24,012,078	—
Net proceeds from exercise of stock options	183,000	—
Net cash provided by financing activities	24,195,078	—

Net increase (decrease) in cash and cash equivalents	45,901,382	(4,166,362)
Cash and cash equivalents at beginning of period	22,261,372	32,218,905
Cash and cash equivalents at end of period	$68,162,754	$28,052,543

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$145,139	$—

Cash paid for income taxes	$—	$800

Supplemental disclosure of non-cash investing activties:

Warrants issued in connection with term loan	$633,749	$—

Equipment and furnishings purchased on credit	$73,474	$7,221

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2016
 (Unaudited)
1.  Description of Company and Basis of Presentation
CytRx Corporation ("We", "our", "us", "CytRx" or the "Company") is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We have reported positive efficacy results (median progression-free survival, progression-free survival at six months, overall response rates, hazard ratios and overall survival) from our completed, global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios - the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period - are an important measure of the reliability and uniformity of the absolute data for progression-free survival, or PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities seen with administration of doxorubicin alone.
In the first quarter of 2014, we initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy, and we have received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or animal health concerns were to arise or we were to subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication. The clinical trial has enrolled 433 patients at approximately 79 clinical sites in the U.S., Europe, Canada, Latin America and Australia. We expect to report the top-line results on progression-free survival, the trial's primary endpoint, towards the end of the second quarter of 2016.
We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial as a second-line treatment for patients with small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. We have completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for STS, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.
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
The accompanying condensed financial statements at March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from our audited financial statements as of that date.
The financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2015. Our operating results will fluctuate for the foreseeable future. Therefore, prior period results should not be relied upon as predictive of the results in future periods.

2.            Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facilty. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). We recognized a gain of approximately $4,266 for the three-month period ended March 31, 2016, and a loss of approximately $16,528 for the comparative period in 2015.
3.            Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. We did not early adopt ASU 2016-09 as of and for the period ended March 31, 2016. We are still evaluating the effect of this update.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The Update 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. We are still evaluating the effect of this update.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with our other deferred tax assets. The update 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 must be applied retrospectively. Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued. We adopted this Accounting Standard effective January 1, 2016.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern ("Subtopic 205-40") ("ASU 2014-15"). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.
4.              Short-term Investments

        We held no short-term investments at March 31, 2016, as compared to $35.0 million at December 31, 2015.  We have classified these investments as available for sale.

5.            Non-Cash Litigation Settlement Due in Shares of Common Stock
On January 5, 2016, we announced that we had reached an agreement to settle the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, then pending in the U.S. Court of Appeals for the Ninth Circuit Court, on appeal from the United States District Court for the Central District of California. Pursuant to the Stipulation of Settlement executed by the parties and filed with the Motion for Preliminary Approval, the parties reached an agreement on the amount of a proposed award of attorneys' fees and costs to the plaintiffs' counsel whereby we shall issue to plaintiffs' counsel the equivalent number of shares of our common stock of $700,000 worth of shares at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 186,666 shares and not more than a maximum of 280,000 shares. In accordance with ASC 480, "Distinguishing Liabilities from Equity," we have classified the $0.7 million worth of shares of the common stock as a liability included in the litigation settlement due in shares of common stock in the March 31, 2016 balance sheet, due to the variable number of shares that will be issued upon the Court's final approval of the settlement agreement.
The settlement and award of attorneys' fees and expenses are subject to definitive documentation, notice to stockholders, and District Court approval.  A hearing on the Motion for Preliminary Approval is scheduled for May 9, 2016. On May 5, 2016, the Court took the scheduled May 9 hearing off the calendar and indicated that it will issue such further order as appropriate.  On May 6, 2016, the plaintiffs in the Niedermayer action in the Delaware Court of Chancery filed in the California derivative action a motion to intervene and stay consideration of preliminary approval or deny preliminary approval of the settlement and dismiss the action in favor of the Delaware proceedings, setting a hearing date for such motion of June 6, 2016.
           On December 10, 2015, we announced that we had reached an agreement to settle the Federal Class Action and filed a Stipulation of Settlement with the Court. As part of the settlement agreement, we will issue the equivalent number of shares of our common stock to the class of a non-cash amount of $4,500,000 worth at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 1,200,000 shares and not more than a maximum of 1,800,000 shares. In accordance with ASC 480, "Distinguishing Liabilities from Equity," we have classified the $4.5 million worth of shares of the common stock as a liability included in the litigation settlement due in shares of common stock in both the March 31, 2016 balance sheet and the December 31, 2015 balance sheet, due to the variable number of shares that will be issued upon the Court's final approval of the settlement agreement.
6.            Term Loan
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender, pursuant to which the lenders agreed to make available long-term loans in an aggregate principal amount of up to $40 million, subject to certain conditions.  The lenders made an initial term loan to the Company on February 8, 2016 in the aggregate principal amount of $25 million.  If we announce 1/ positive data from our ongoing Phase 3 clinical trial of aldoxorubicin for the treatment of soft tissue sarcoma and 2/ also demonstrate continued progress in the development of a second novel drug candidate based on our LADR technology platform such that a clinical trial ins initiated under an Investigational New Drug Application prior to December 31, 2016, which we refer to as "milestones," we may request an additional term loan in an aggregate principal amount of up to $15 million no later than December 31, 2016, or such later date that HTGC otherwise determines in its sole discretion.
The term loans bear interest at the daily variable rate per annum equal to 6.00% plus the prime rate, or 9.5%, whichever is greater.  We are required to make interest-only payments on the term loans through February 28, 2017, and beginning on March 1, 2017 we will be required to make amortizing payments of principal and accrued interest in equal monthly installments until the maturity date of the term loans.  If we achieve the milestone as it relates to the Phase 3 clinical trial of aldoxorubicin, the interest-only payment period will be extended through August 31, 2017, and if any additional term loan is extended by the lenders, the interest-only payment period will be extended through February 28, 2018.  Under the terms of the loan, we are required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn.  In connection with the loan and security agreement, we issued to the lenders warrants to purchase a total of 634,146 shares of our common stock at an exercise price of $2.05. These warrants are classified as equity warrants with a fair value of $633,749.  All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
As security for our obligations under the loan and securities agreement, we granted HTGC, as administrative agent, a security interest in substantially all of our existing and after-acquired assets except for our intellectual property and certain other excluded assets.
March 31, 2016
Term Loan Principal - Current	$616,102
Issuance Cost - Current	(13,031)
Loan Discount - Current	(68,929)
Term Loan, Net - Current	$534,142

Long Term Loan Principal	$24,383,898
End Fee Payable	1,771,250
Long Term Issuance Cost	(515,749)
Long Term Loan Discount	(2,728,062)
Long Term Loan, Net	$22,911,337
The interest expense on the Term loan for the three-month period ended March 31, 2016 was $416,803 and zero for the 2015 comparative period
7.            Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 22.7 million shares for the three-month period ended March 31, 2016 as compared to 17.5 million shares for the three-month period ended March 31, 2015.

8.            Warrant Liabilities
Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity ("ASC 815-40"), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50").  The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a loss of $0.2 million and $1.9 million for the three-month periods ended March 31, 2016 and 2015, respectively. The following reflects the weighted-average assumptions for each of the three-month periods indicated:
	Three Months Ended March 31,
	2016	2015

Risk-free interest rate	0.21%	0.41%
Expected dividend yield	0%	0%
Expected lives	0.34	1.34
Expected volatility	86.8%	92.4%
Warrants classified as liabilities (in shares)	6,371,854	6,371,854
Loss on warrant liability	$(184,273)	$(1,871,294)

Our computation of expected volatility is based on the historical daily volatility of its publicly traded stock. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently has no intention to do so. The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rates in effect at March 31 of each year presented. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.
9.            Stock Based Compensation
We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of March 31, 2016, there were approximately 0.6 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.
We also had a 2008 Stock Incentive Plan.  As of March 31, 2016, there were 13.7 million shares subject to outstanding stock options and 6.3 million shares available for future grant under this plan.
We follow ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.
For stock options and stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50.
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
The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in our unaudited interim statements of operations:
	Three Months Ended March 31,
	2016	2015
Research and development — employee	$480,811	$335,938
General and administrative — employee	657,050	955,404
Total employee stock-based compensation	$1,137,861	$1,291,342

Research and development — non-employee	$—	$—
General and administrative — non-employee	187,956	93,551
Total non-employee stock-based compensation	$187,956	$93,551

During the three-month period ended March 31, 2016, we granted stock options to purchase 425,000  shares of our common stock and warrants to purchase 500,000 shares of our common stock at an average exercise price of $1.74, and during the corresponding 2015 period, we granted stock options to purchase 180,000 shares of our common stock. The fair value of the stock options and warrants was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	Three months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk-free interest rate	1.47%	2.20%
Expected volatility	76.3%	84.3%
Expected lives (years)	5 - 10	10
Expected dividend yield	0.00%	0.00%

We compute expected volatility based on the historical daily volatility of our publicly traded stock.  We use historical information to compute expected lives. In the three-month period ended March 31, 2016, the contractual term and the expected life of the options granted were ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the three-month period ended March 31, 2016, we estimated an annualized forfeiture rate of 10% for options granted to our employees, 2% for options granted to senior management and 0% for warrants issued to non-employees.  For the three-month period ended March 31, 2015, we estimated an annualized forfeiture rate of 0% for options granted to directors.  Compensation costs will be adjusted for future changes in estimated forfeitures.  We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.  No amounts relating to stock-based compensation have been capitalized.
As of March 31, 2016, there remained approximately $7.1 million of unrecognized compensation expense related to unvested stock options granted to current employees, which we expect will be recognized over a weighted-average period of 1.18 years. Presented below is our stock option activity:
	Three months Ended March 31, 2016
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016	13,573,862	635,714	14,209,576	$3.10
Granted	425,000	—	425,000	$2.22
Exercised, forfeited or expired	(312,571)	—	(312,571)	$4.10
Outstanding at March 31, 2016	13,686,291	635,714	14,322,005	$3.05
Exercisable at March 31, 2016	8,307,207	635,714	8,942,921	$3.36

The following table summarizes significant ranges of outstanding stock options under our plans at March 31, 2016:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.75 - $2.00	1,274,500	6.70	$1.83	1,274,500	6.70	$1.83
$2.01 – $2.50	8,565,558	8.92	$2.32	3,734,284	8.38	$2.30
$2.51 – $4.00	1,058,407	7.97	$2.86	917,574	7.78	$2.86
$4.01 – $32.55	3,423,540	6.76	$5.39	3,016,563	6.63	$5.47
	14,322,005	8.14	$3.05	8,942,921	7.49	$3.36

The aggregate intrinsic values of outstanding options and options vested as of March 31, 2016 were $4.2 million and $2.5 million respectively, which represents the excess of the aggregatve fair market value of the underlying common stock on March 31, 2016 of $2.68 per share over the aggregate price of the options .
There were 8,359,618 and 7,225,472 warrants outstanding at March 31, 2016 and December 31, 2015, respectively at a weighted-average exercise price of $3.96 and $4.28, respectively.

10.            Fair Value Measurements
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
The following table summarizes fair value measurements by level at March 31, 2016 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$67,374	$—	$—	$67,374
Warrant liability	—	—	(878)	(878)

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$20,673	$—	$—	$20,673
Short-term investments	35,035	—	—	35,035
Warrant liability	—	—	(693)	(693)

Liabilities measured at market value on a recurring basis include warrant liability resulting from our August 2011 equity financing. In accordance with ASC 815-40, the warrant liability are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized loss of $0.2 million recognized. The loss is presented in the Condensed Statement of Operations (see Note 8).
We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.
Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  Our non-financial assets were not material at March 31, 2016 or March 31, 2015.

11.            Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of approximately $68.2 million.  On February 6, 2016, we announced the signing of a long-term loan agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. for up to $40.0 million in financing, of which we received $25.0 million (see Note 6).  Management believes that our current cash and cash equivalents, along with the additional drawdown of the remaining $15.0 million from the long-term loan mentioned above, will be sufficient to fund its operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2016 and the first three months of 2017 of approximately $63.0 million, which includes approximately $32.6 million for its clinical programs for aldoxorubicin, approximately $5.6 million for pre-clinical and development of our new drug candidate, DK049 and for the expansion of our Freiburg operations, approximately $5.4 million for general operation of its clinical programs (which includes a milestone payment to the licensor upon filing an NDA for aldoxorubicin of $1.5 million), approximately $16.3 million for other general and administrative expenses, which includes pre-commercialization activies for aldoxorubicin, and approximately $3.1 million for interest and payments on the term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
If we obtain marketing approval and successfully commercializes aldoxorubicin or other product candidates, we anticipate it could take several years for us to generate significant recurring revenue.  We will be dependent on future financing and possible strategic partnerships until such time, if ever, as we can generate significant recurring revenue. We have no additional commitments from third parties to provide any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize itself, or seek to sell some or all of our assets or merge with or be acquired by another company.
12.            Equity Transactions
In the first quarter of 2016, we issued 100,000 common shares for $0.2 million resulting from the exercise of stock options and warrants to purchase 500,000 common shares at an exercise price of $1.74.
As of March 31, 2016, we have reserved approximately 6.3 million of its authorized but unissued shares of common stock for future issuance pursuant to our employee stock option plans issued to employees and consultants.
On October 26, 2015, we retired 199,275 shares of our treasury stock at cost ($2.6 million).
On July, 24, 2015, we completed a $28.7 million underwritten public offering, in which we sold and issued approximately 10.5 million shares of common stock at a price of $2.75 per share. Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $26.8 million.
13            Income Taxes
At December 31, 2015, we had federal and state net operating loss carryforwards as of  $281.6 million and $173.7 million, respectively, available to offset against future taxable income, which expire in 2016 through 2034, of which $219.3 million and $173.7 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.
14.            Commitments and contingencies
Commitments
We have an agreement with KTB for the exclusive license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to KTB in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product's second final marketing approval. We also have agreed to pay:
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

Contingencies
       We applied the disclosure provisions of ASC 460, Guarantees ("ASC 460") to our agreements that contain guarantees or indemnities by us. We provide (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us.
We are occasionally involved in legal proceedings and other matters arising from the normal course of business. As previously reported in our Annual Report filed with the SEC on March 11, 2016, on June 13, 2014, three purported securities class action lawsuits pending against us and certain of our officers and directors in the United States District Court for the Central District of California were consolidated in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx) (the "Federal Class Action"), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired its publicly traded securities between November 20, 2013 and March 13, 2014, against us, certain of our officers and directors, a freelance writer, and certain underwriters, including Jefferies LLC, Oppenheimer & Co., LLC, Aegis Corp., and H.C. Wainwright & Co., LLC. The complaint alleges that certain of the defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleges that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in its shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement under Rule 424(b)(2) filed with the SEC on January 31, 2014. These allegations arise out of our alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with them, as well as our December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint seeks damages, including interest, in an unspecified amount, reasonable costs and attorneys' fees, and any equitable, injunctive, or other relief that the court may deem just and proper. On December 5, 2014, we and the individual defendants filed a motion to dismiss the complaint. The Court was scheduled to hear argument on this motion on March 2, 2015. On February 25, 2015, the Court took this motion under submission and took the hearing off calendar. On July 13, 2015, the Court issued an order granting in part and denying in part the motions to dismiss filed by them, the individual defendants and the underwriters. On August 7, 2015, the plaintiffs amended their complaint and on September 8, 2015, the defendants moved to dismiss the amended complaint, in part.  On October 23, 2015, the Court took the motion to dismiss under submission and, as a result of the settlement of the case as set forth below, the motion to dismiss has not been ruled on by the Court.
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
    On December 10, 2015, we announced that we had reached an agreement to settle the Federal Class Action and filed a Stipulation of Settlement with the Court. A hearing on plaintiffs' motion for preliminary approval of the settlement was held on January 11, 2016. The agreement contains no admission of liability or wrongdoing and includes a full release of us and our current and former directors and officers in connection with the allegations. The settlement is subject to definitive documentation, shareholder notice, and Court approval. The terms of the agreement provide for a settlement payment to the class of $4,000,000, of which at least $3,500,000 will be paid by its insurance carriers. We will also issue the equivalent number of shares of its common stock to the class of $4,500,000 worth of shares at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 1,200,000 shares and not more than a maximum of 1,800,000 shares.  On January 9, 2016, the Court preliminarily approved the settlement, and set a settlement fairness hearing for final approval of the settlement for May 9, 2016. On May 9, 2016, the Court held the hearing for final approval, requested certain information from plaintiff's counsel, and took the matter under submission.
On September 10, 2014, the Delaware Court of Chancery consolidated Schwartz v. Ignarro, et al., Case No. 9864, Johnson v. Ignarro, et al., Case No. 9884, and Silverberg v. Kriegsman, et al., Case No. 9919, three shareholder derivative lawsuits described in its Quarterly Report filed with the SEC on August 6, 2014. The allegations in the Schwartz and Johnson complaints relate to our December 9, 2013 grant of stock options to certain board members and officers. The allegations in the Silverberg complaint relate to our December 9, 2013 grant of stock options to certain board members and officers, as well as our alleged retention of DreamTeamGroup and MissionIR. A consolidated complaint concentrated on the stock-option grant claims was filed on October 9, 2014. The consolidated lawsuit is captioned In re CytRx Corp. Stockholder Derivative Litigation, C.A. No. 9864-VCL. On November 10, 2014, we and the individual defendants filed a motion to dismiss the consolidated complaint or, in the alternative, to stay the action. The Court heard argument on the motions on January 8, 2015. The Court denied the motion to dismiss and granted in part and denied in part the motion to stay the Delaware case pending the Federal Class Action. On June 2, 2015, we announced that we had reached an agreement to settle the Delaware stockholder derivative action. Under the settlement, we have agreed to re-price outstanding stock options to purchase a total of 2,095,000 shares of our common stock that were granted on December 10, 2013 to certain of our directors and officers from the original exercise price of $2.39 to an exercise price of $4.66 (the share price at market closing on December 20, 2013). The settlement also provides that we will implement certain corporate governance changes and modify our governance practices regarding the granting of stock options. The parties reached an agreement on an award of $1.1 million of fees and expenses to plaintiffs' attorneys. On November 20, 2015, the Delaware Court approved the settlement and award of attorneys' fees and expenses, and entered a final order and judgment. This amount was paid by our insurance carriers in December 2015.

On August 14, 2014, a shareholder derivative lawsuit, captioned Pankratz v. Kriegsman, et al., 2:14-cv-06414-PA-JPR, was filed in the United States District Court for the Central District of California purportedly on our behalf against certain of our officers and each of our directors. On August 15, 2014, a virtually identical complaint was filed, captioned Taylor v. Kriegsman, et al., 2:14-cv-06451.  Each of the complaints alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, insider selling and misappropriation of information in connection with our alleged retention of DreamTeamGroup and MissionIR, as well as our December 9, 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On October 8, 2014, the Court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, we and the individual defendants filed motions to dismiss the consolidated Pankratz and Taylor cases or, in the alternative, to stay the cases. On January 9, 2015, the Court stayed the action pending the resolution of the consolidated Delaware derivative action. On February 27, 2015, the Pankratz and Taylor plaintiffs filed a motion to vacate the stay. On June 24, 2015, the Court granted the motion to lift the stay in light of the pending settlement of the Delaware derivative litigation discussed above. The Court further denied the motion to dismiss without prejudice and invited us to move to dismiss the case within 30 days pursuant to the doctrine of forum non conveniens based on its forum-selection bylaw, which mandates that derivative actions be filed in the Delaware Court of Chancery unless we consent to an alternative jurisdiction. The Court advised that it would consider any forum non conveniens motion before considering a subsequent motion to dismiss under Rule 12. On November 2, 2015, the Court granted the defendants' motion on grounds of forum non conveniens, and the case was dismissed without prejudice to plaintiffs refiling the action in the Delaware Court of Chancery. Plaintiffs then filed an appeal with the Ninth Circuit Court of Appeals.
On January 5, 2016, we announced that we had reached an agreement to settle the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, then pending in the U.S. Court of Appeals for the Ninth Circuit Court, on appeal from the United States District Court for the Central District of California. The settlement includes no financial or equity compensation but, rather provides for the implementation of certain corporate governance changes and the modification of certain governance practices. The settlement agreement contains no admission of liability or wrongdoing and includes a full release of the current and former directors and officers in connection with the allegations. In light of the settlement, on February 19, 2016, the Ninth Circuit dismissed plaintiffs' appeal without prejudice to reinstatement in the event the District Court does not enter a final order approving the settlement in accordance with the agreement reached between the parties or such final order is not affirmed on appeal, and it remanded the action to the District Court for further proceedings.  On February 25, 2016, the parties filed a Notice of Settlement in the District Court and requested a stay of the proceedings so that the necessary documentation could be prepared and submitted to the Court, which request the District Court granted.  On April 4, 2016, the plaintiffs filed a Motion for Preliminary Approval of the Shareholder Derivative Settlement.   Pursuant to the Stipulation of Settlement executed by the parties and filed with the Motion for Preliminary Approval, the parties reached an agreement on the amount of a proposed award of attorneys' fees and costs to the plaintiffs' counsel whereby we shall issue to plaintiffs' counsel the equivalent number of shares of its common stock of $700,000 worth of shares at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 186,666 shares and not more than a maximum of 280,000 shares.  The settlement and award of attorneys' fees and expenses are subject to definitive documentation, notice to stockholders, and District Court approval.  A hearing on the Motion for Preliminary Approval is scheduled for May 9, 2016. On May 5, 2016, the Court took the scheduled May 9 hearing off the calendar and indicated that it will issue such further order as appropriate. On May 6, 2016, the plaintiffs in the Niedermayer action in the Delaware Court of Chancery filed in the California derivative action a motion to intervene and stay consideration of preliminary approval or deny preliminary approval of the settlement and dismiss the action in favor of the Delaware proceedings, setting a hearing date for such motion of June 6, 2016.
On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed in the Delaware Court of Chancery purportedly on our behalf against certain of our officers and directors. The complaint alleges breach of fiduciary duty, unjust enrichment, and gross mismanagement in connection with our alleged retention of DreamTeamGroup and MissionIR, as well as our December 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On February 26, 2016, we and the defendants filed two motions with the Court of Chancery.  First, we moved to dismiss because the Niedermayer complaint fails to state a claim upon which relief can be granted and because the allegations and claims in the Niedermayer complaint are effectively resolved by the settlement of the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, pending in the United States District Court for the Central District of California, and the settlement of the derivative lawsuits already approved by the Delaware Court of Chancery, In re CytRx Corp. Stockholder Derivative Litigation, C.A. No. 9864-VCL.  Second, we moved to stay the Niedermayer case until the Central District of California completes the approval process for the settlement of the consolidated derivative actions pending in that court, In Re CytRx Corporation Stockholder Derivative Litigation. At the request of the Niedermayer plaintiffs, the Court agreed to resolve the motion to stay before the parties presented the motion to dismiss to the Court and, on March 15, 2016, the Court ordered a proposed briefing schedule on the motion to stay pursuant to which we submitted our opening brief in support of the motion on March 21, 2016, the plaintiffs filed their opposition brief on April 1, 2016, we filed our reply brief on April 11, 2016, and a hearing was held on April 18, 2016.  On March 18, 2016, the Niedermayer plaintiffs amended their complaint to add certain former and present officers and directors as defendants and to add a purported cause of action for breach of fiduciary duty for consenting under our forum-selection bylaw to the United States District Court for the Central District of California as a judicial forum to consider approval of the settlement reached in In Re CytRx Corporation Stockholder Derivative Litigation, discussed above. On May 2, 2016, the Delaware Court of Chancery granted our motion to stay the Niedermayer action.
We evaluate developments in legal proceedings and other matters on a quarterly basis. We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We have accrued $2.0 million of litigation cash settlement, of which $0.9 million will be paid by our insurance carriers and is recorded on the balance sheet as an accounts receivable, and a non-cash amount of $5.2 million which will be settled by the issuance of our common stock.

Item 2. — Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
From time to time, we make oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report, as well as those made in our other filings with the SEC.
All statements in this Quarterly Report, including statements in this section, other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to the recent developments regarding our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "could" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.
All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Overview
  CytRx Corporation ("we", "our", "us", "CytRx" or the "Company") is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We have reported positive efficacy results (median progression-free survival, progression-free survival at six months, overall response rates, hazard ratios and overall survival) from our completed, global Phase 2b clinical trial with aldoxorubicin as a treatment for soft tissue sarcoma, or STS. Hazard ratios - the likelihood that the study endpoint (in this case tumor progression) will be reached during a given period - are an important measure of the reliability and uniformity of the absolute data for progression-free survival, or PFS. The trial investigated the efficacy and safety of aldoxorubicin compared with doxorubicin in subjects with first-line metastatic, locally advanced or unresectable STS. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without the major dose-limiting toxicities seen with administration of doxorubicin alone.

In the first quarter of 2014, we initiated a pivotal Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy, and we have received approval from the FDA to continue dosing patients with aldoxorubicin until disease progression in that clinical trial. The Phase 3 trial is being conducted under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA. The SPA means that the FDA agrees that the design and analyses proposed in the Phase 3 trial protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and will not subsequently change its perspective on these matters, unless previously unrecognized public or animal health concerns were to arise or we were to subsequently modify the protocol. Thus, if the study demonstrates an acceptable benefit-risk profile as determined by the FDA, it would suffice as the single pivotal trial to demonstrate effectiveness and would support registration of aldoxorubicin for this indication. The clinical trial has enrolled 433 patients at approximately 79 clinical sites in the U.S., Europe, Canada, Latin America and Australia. We expect to report the top-line results on progression-free survival, the trial's primary endpoint, towards the end of the second quarter of 2016.
We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial as a second-line treatment for patients with small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. We have completed a global Phase 2b clinical trial with aldoxorubicin as a first-line therapy for STS, a Phase 1b/2 clinical trial primarily in the same indication, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial in patients with metastatic solid tumors.
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
Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
Revenue consists of license fees from strategic alliances with pharmaceutical companies, as well as service and grant revenues. Service revenue consists of contract research and laboratory consulting. Grant revenues consist of government and private grants.
Monies received for license fees are deferred and recognized ratably over the performance period in accordance with  Financial Accounting Standards Board ("FASB") Accounting Codification Standards ("ASC") ASC 605-25, Revenue Recognition – Multiple-Element Arrangements ("ASC 605-25"). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.
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
Stock-Based Compensation
Our stock-based employee compensation plans are described in Note 9 of the Notes to Condensed Financial Statements included in this Quarterly Report. We follow ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.
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

Net Income (Loss) per Share
Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 22.7 million  shares for the three-month period ended March 31, 2016, and 17.5 million shares for the three-month period ended March 31, 2015, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.
Warrant Liabilities
Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our August 2011 equity financing. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("ASC 815-40"), the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the marked to market calculation is shown on the statements of operations as a gain or loss on warrant derivative liabilities.
Liquidity and Capital Resources
We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.
At March 31, 2016, we had cash and cash equivalents of approximately $68.2 million.  On February 6, 2016, we announced the signing of a long-term loan agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. for up to $40.0 million in financing, of which we have received $25.0 million. Management believes that our current cash on hand and short-term investments, along with the additional drawdown of the remaining $15.0 million from the long-term loan mentioned above, will be sufficient to fund our operations for the foreseeable future.  The estimate is based, in part, upon our currently projected expenditures for the remainder of 2016 and the first three months of 2017 of approximately $63.0 million, which includes approximately $32.6 million for its clinical programs for aldoxorubicin, approximately $5.6 million for pre-clinical and development of our new drug candidate, DK049 and for the expansion of our Freiburg operations, approximately $5.4 million for general operation of its clinical programs (which includes a milestone payment to the licensor upon filing an NDA for aldoxorubicin of $1.5 million), approximately $16.3 million for other general and administrative expenses, which includes pre-commercialization activies for aldoxorubicin, and approximately $3.1 million for interest and payments on the term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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
We recorded a net loss in the three-month period ended March 31, 2016 of $12.6 million as compared to a net loss in the comparative 2015 period of $17.5 million, or a decrease of $4.9 million, due principally to a reduction in research and development expenditures of $4.4 million and a decrease in the loss on warrant derivative liability of $1.7 million, offset by an increase in interest expense of $0.4 million and an increase in general and administrative expenses of $0.8 million.
We sold $35.0 million of short-term investments in the three-month period ended March 31, 2016, as compared to a net purchase of $8.5 million of short-term investments in the comparative 2015 period. We do not expect any significant capital spending during the next 12 months.
We received a net amount of $24.0 million from a long-term loan financing with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. in the three-month period ended March 31, 2016, as compared to no financing activites in the three-month period ended March 31, 2015. We received $0.2 million from the  exercise of options in the three-month period ended March 31, 2016, as compared to $0 in the comparative 2015 period.
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
Results of Operations
We recorded a net loss of approximately $12.6 million for the three-month period ended March 31, 2016, as compared to a net loss in the three-month period ended March 31, 2015 of $17.5 million. Our research and development expenditures of $8.2 million in the current three-month period reflects a decrease of $4.4 million from the three-month period ended March 31, 2015. There was a significant acceleration in expenditures for our pivotal clinical trial program in the 2015 period as compared to the current period. The  German lab operations incurred expenditures of $0.6 million in the current three-month period ended March 31, 2016, as compared to $0.4 million in the 2015 comparative period.
We recognized no licensing revenue in the three-month periods ended March 31, 2016 and 2015. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2016, we do not anticipate receiving any significant licensing fees.
Research and Development
	Three-Month Period Ended March 31,
	2016	2015
	(In thousands)
Research and development expenses	$7,579	$12,159
Employee stock option expense	481	336
Depreciation and amortization	91	69
	$8,151	$12,564

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $7.6 million for the three-month period ended March 31, 2016, and $12.2 million for the three-month period ended March 31, 2015.
Research and development expenses incurred during the three-month period ended March 31, 2016 related primarily to our aldoxorubicin clinical program.  In the three-month period ended March 31, 2016, the development expenses of our program for aldoxorubicin were $5.8 million, as compared to $10.8 million for the same period in 2015. The current three-month period also includes $0.6 million of expenses for our German laboratory, as compared to $0.4 million for the 2015 comparative period. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $0.5 million of non-cash stock option and warrant expense in the three-month period ended March 31, 2016, as compared to $0.3 million in the comparative 2015 period.
General and Administrative Expenses
	Three-Month Period Ended March 31,
	2016	2015
	(In thousands)
General and administrative expenses	$3,102	$2,061
Non-cash general and administrative expenses	188	94
Employee stock option expense	657	955
Depreciation and amortization	11	20
	$3,958	$3,130

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $3.1 million for the three-month period ended March 31, 2016, and $2.1 million for the same period in 2015. Our general and administrative expenses in the current three-months period, excluding stock option expense, non-cash expenses and depreciation and amortization, increased by approximately $1.0 million, primarily due to an increase in legal fees.

Depreciation and Amortization
Depreciation expense reflects the depreciation of our equipment and furnishings.
Interest Income
Interest income was approximately $62,000 for the three-month period ended March 31, 2016 as compared to approximately $57,000 for the same period in 2015. This increase was related to the increase in cash and cash equivalents and short term investments during the period.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2016, it would not have had a material effect on our results of operations or cash flows for that period.
Item 4. — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 we identified a material weakness related to our internal control over a significant and unusual non-cash transaction. More specifically, the material weakness resulted in an inaccurate conclusion related to the accrual and presentation of an obligation incurred in connection with the settlement of a class action lawsuit, that is payable in a variable number of shares of our common stock.

Management has initiated compensating controls and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions. We are in the process of remediating this material weakness by executing upon the above actions. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financing reporting, management may execute additional measures to address potential deficiencies or modify the remediation actions described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Controls over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than disclosed in the preceding paragraph. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC's rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION
Item 1A. — Legal Proceedings
The disclosure set forth in Note 12 to our financial statements is herein incorporated by reference.
We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.
Claims have been threatened and have been brought against the Company and its officers and/or directors. Adverse outcomes with respect to some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect the Company's ability to conduct its business. Defending a lawsuit can be expensive and can divert the attention of key employees from operating the Company's business. Litigation and other claims are subject to inherent uncertainties and management's view of these matters may change in the future. A material adverse impact on the Company's financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.
Item 2. — Unregistered Sales of EquitySecurities and Use of Proceeds
On February 5, 2016, in connection with our loan and security agreement with HTGC and Hercules Technology III, L.P., we issued to the lenders warrants to purchase a total of up to 634,146 shares of our common stock, plus, subject to and conditioned upon the achievement of the milestones and the lenders' extension to us of an additional term loan, up to an additional 292,682 shares of our common stock.
The warrants were  issued by us under the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as they were issued to accredited investors without a view to distribtuion thereof and were not offered or issued by means of any general solicitation or advertisement.

Item 6. — Exhibits
The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CytRx Corporation

Date: May 10, 2016	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Loan and Security Agreement, dated February 5, 2016, among CytRx Corporation, Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. (incorporated by reference to Exhibit 10.1 to CytRx Corporation's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016 and incorporated herein by reference)

10.2
Warrant Agreement, dated February 5, 2016, issued by CytRx Corporation to Hercules Technology Growth Capital, Inc.  (incorporated by reference to Exhibit 10.2 to CytRx Corporation's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016 and incorporated herein by reference)

10.3
Warrant Agreement, dated February 5, 2016, issued by CytRx Corporation to Hercules Technology III, L.P. (incorporated by reference to Exhibit 10.3 to CytRx Corporation's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016 and incorporated herein by reference)

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