Form 10-Q
period 2016-06-30
CYTRX CORP
filed 2016-07-29
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑
Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of July 29, 2016: 96,943,072 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED BALANCE SHEETS
 (Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$55,913,199	$22,261,372
Short-term investments	—	35,035,420
Receivables	224,702	4,621,605
Prepaid expenses and other current assets	1,337,068	2,373,708
Total current assets	57,474,969	64,292,105
Equipment and furnishings, net	1,990,334	1,467,681
Goodwill	183,780	183,780
Other assets	685,385	1,080,872
Total assets	$60,334,468	$67,024,438
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Accounts payable	$7,293,498	$8,058,624
Accrued expenses and other current liabilities	5,395,495	9,693,359
Non-cash litigation settlement due in shares of common stock	700,000	4,500,000
Warrant liability	—	693,457
Term loan, net - current	1,716,265	—
Total current liabilities	15,105,258	22,945,440

Long term loan, net	21,870,212	—
Total liabilities	36,975,470	22,945,440
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 68,371,643 shares issued and outstanding at June 30, 2016; 66,480,065 shares issued and outstanding at December 31, 2015	68,371	66,480
Additional paid-in capital	419,308,736	409,107,292
Accumulated deficit	(396,018,109)	(365,094,774)
Total stockholders' equity	23,358,998	44,078,998
Total liabilities and stockholders' equity	$60,334,468	$67,024,438

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
License revenue	$100,000	$—	$100,000	$—

Expenses:
Research and development	12,452,340	10,008,304	20,604,559	22,573,181
General and administrative	6,128,904	4,191,769	10,087,340	7,322,001
	18,581,244	14,200,073	30,691,899	29,895,182

Loss before other income (loss)	(18,481,244)	(14,200,073)	(30,591,899)	(29,895,182)

Other income (loss):
Interest income	65,436	46,455	127,174	103,029
Interest expense	(741,346)	—	(1,158,148)	—
Other income (loss), net	(798)	30,660	6,081	15,940
Gain on warrant derivative liability	877,729	2,435,865	693,457	564,570

Net loss	$(18,280,223)	$(11,687,093)	$(30,923,335)	$(29,211,643)

Basic and diluted net loss per share	$(0.27)	$(0.21)	$(0.46)	$(0.52)

Basic and diluted weighted-average shares outstanding	67,398,837	55,726,432	66,893,846	55,724,581

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(30,923,335)		$(29,211,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,964		165,830
Stock-based compensation expense	4,364,886		3,662,708
Fair value adjustment on warrant liability	(693,457)		(564,570)
Non-cash litigation settlement due in common stock	700,000		—
Amortization of loan cost and discount	208,148		—
Loss on retirement of fixed assets	3,388		—
Changes in assets and liabilities:
Receivables	4,368,773		(3,155,714)
Interest receivable	28,130		90,431
Prepaid expenses and other current assets	1,432,127		2,027,993
Accounts payable	(844,373)		(1,332,633)
Accrued expenses and other current liabilities	(4,297,864)		4,382,343
Net cash used in operating activities	(25,439,613)		(23,935,255)

Cash flows from investing activities:
Purchase of short-term investments	—		(17,960,256)
Proceeds from the sale of short-term investments	35,035,420		48,579,636
Purchases of equipment and furnishings	(660,758)		(69,294)
Net cash provided by investing activities	34,374,662		30,550,086

Cash flows from financing activities:
Proceeds from term loan, net	24,012,078		—
Net proceeds from exercise of warrants and stock options	704,700		—
Net cash provided by financing activities	24,716,778		—

Net increase in cash and cash equivalents	33,651,827		6,614,831
Cash and cash equivalents at beginning of period	22,261,372		32,218,905
Cash and cash equivalents at end of period	$55,913,199		$38,833,736

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$752,083	$

Cashless warrant exercises	$—		$3

Cash paid for income taxes	$800		$800

Supplemental disclosure of non-cash activties:

Warrants issued in connection with term loan	$633,749	$—

Equipment and furnishings purchased on credit	$79,247	$5,022

Shares issued in connection with the class action settlement	$4,500,000	$—

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2016
 (Unaudited)
1.  Description of Company and Basis of Presentation
CytRx Corporation ("we," "us," "our" or the "Company") is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin.  We are also developing new anti-cancer drug conjugates, like DK049, that utilize our Linker Activated Drug Release (LADRTM ) technology. We recently announced an analysis from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients at 79 sites in 15 countries including the U.S. and Canada.
The current evaluation did not show a statistically significant difference between aldoxorubicin and investigator's choice therapy for the primary endpoint of progression-free survival, or PFS, with a median of 4.17 months and 4.04 months, respectively (hazard ratio: 0.91). The objective response rate (ORR), which measures tumor shrinkage, and disease control rate (ORR + stable disease  ≥  4 months), showed a near doubling in the aldoxorubicin arm compared to investigator's choice, including in patients who previously received treatment with doxorubicin. Disease control rate for aldoxorubicin was significantly greater than investigator's choice therapy in the intent-to-treat population (p=0.048) as well as in patients who received prior doxorubicin (p=0.0415). Patients continue to be followed for overall survival (OS), a secondary endpoint of the trial.  Treatment-related adverse events for aldoxorubicin were consistent with those observed in prior studies. Aldoxorubicin was not associated with clinically significant cardiac, kidney or liver toxicities.
We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer, a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. We have completed Phase 2 clinical trials of aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and HIV-related Kaposi's Sarcoma, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.
In addition to aldoxorubicin, we are currently completing pre-clinical development for DK049, a novel anti-cancer drug conjugate that utilizes our LADRTM  technology. DK049 was created at our laboratory facility in Freiburg, Germany, and employs a proprietary linker that is both pH sensitive and requires a specific enzyme for the release of the cytotoxic payload. DK049 has demonstrated significant anti-tumor activity in multiple animal models implanted with human tumors, including non-small cell lung, ovarian and pancreatic cancers. We anticipate filing an Investigational New Drug Application (IND) in 2017.
We plan to expand our pipeline of oncology candidates utilizing our LADRTM  technology. This technology allows for targeting to the tumor either by albumin or antibodies and can deliver anti-cancer agents that are 10-1000 times more potent than traditional chemotherapies.
The accompanying condensed financial statements at June 30, 2016 and for the three-month and six-month periods ended June 30, 2016 and 2015, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from the our audited financial statements as of that date.
The financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2015.
Following our announcement of the analysis of our on-going global Phase 3 clinical trial of aldoxorubicin, we have taken measures to reduce our burn rate and have decreased our head count and stopped our pre-commercialization activities for the present time. For this reason and others, our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. We did not early adopt ASU 2016-09 as of and for the period ended June 30, 2016. We are still evaluating the effect of this update.
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
In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with other deferred tax assets. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.
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
3. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of the Company's laboratory facility in Germany. Transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain of approximately $600 and $5,800, respectively, for the three-month and six-month periods ended June 30, 2016 and a gain of approximately $5,000 and a loss of approximately $10,700 for the three and six-month periods ended June 30, 2015, respectively.

4. Short-term Investment

The Company held no short-term investments at June 30, 2016, as compared to $35.0 million at December 31, 2015. The Company classified these investments as available for sale at December 31, 2015.

5. Non-Cash Litigation Settlement Due in Shares of Common Stock
On January 5, 2016, we announced that we had reached an agreement to settle the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, then pending in the U.S. Court of Appeals for the Ninth Circuit Court, on appeal from the United States District Court for the Central District of California. Pursuant to the Stipulation of Settlement executed by the parties and filed with the Motion for Preliminary Approval, the parties reached an agreement on the amount of a proposed award of attorneys' fees and costs to the plaintiffs' counsel whereby we shall issue to plaintiffs' counsel the equivalent number of shares of our common stock of $700,000 worth of shares at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 186,666 shares and not more than a maximum of 280,000 shares. In accordance with ASC 480, "Distinguishing Liabilities from Equity," we have classified the $0.7 million worth of shares of the common stock as a liability included in the litigation settlement due in shares of common stock in the June 30, 2016 balance sheet, due to the variable number of shares that will be issued upon the Court's final approval of the settlement agreement.
 The settlement and award of attorneys' fees and expenses are subject to definitive documentation, notice to stockholders, and District Court approval.  A hearing on the Motion for Preliminary Approval is scheduled for July 25, 2016. On July 20, 2016, the Court vacated the July 25 hearing date on the motion to set aside the judgment and the motion to intervene and took both matters under submission.
On December 10, 2015, we announced that we had reached an agreement to settle the Federal Class Action and filed a Stipulation of Settlement with the Court. As part of the settlement agreement, we will issue the equivalent number of shares of our common stock to the class of a non-cash amount of $4,500,000 worth at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 1,200,000 shares and not more than a maximum of 1,800,000 shares. In accordance with ASC 480, "Distinguishing Liabilities from Equity," we classified the $4.5 million worth of shares of the common stock as a liability included in the litigation settlement due in shares of common stock in the December 31, 2015 balance sheet, due to the variable number of shares that will be issued upon the Court's final approval of the settlement agreement. On May 25, 2016,we issued 1,561,578 shares of our common stock to settle this liability.
6. Term Loan
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender, pursuant to which the lenders made a long-term loan in an aggregate principal amount of up to $40 million, subject to certain conditions.  The lenders made an initial term loan to the Company on February 8, 2016 in the aggregate principal amount of $25 million.  The term loan bears interest at the daily variable rate per annum equal to 6.00% plus the prime rate, or 9.5%, whichever is greater.  We are required to make interest-only payments on the term loans through February 28, 2017, and beginning on March 1, 2017 we will be required to make amortizing payments of principal and accrued interest in equal monthly installments until the maturity date of the loan.  Under the terms of the loan, we are required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn.  If we achieve certain milestones, we may request an additional term loan in an aggregate principal amount of up to $15 million no later than December 31, 2016, or such later date that HTGC otherwise determines in its sole discretion. We do not expect to meet these milestones at this time.  In connection with the loan and security agreement, we issued to the lenders warrants to purchase a total of 634,146 shares of our common stock at an exercise price of $2.05. These warrants are classified on the June 30, 2016 balance sheet as equity warrants with a fair value of $633,749 determined at the date of issuance. All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
As security for our obligations under the loan and securities agreement, we granted HTGC, as administrative agent, a security interest in substantially all of our existing and after-acquired assets except for our intellectual property and certain other excluded assets.
The following sets forth information regarding the current and long-term portion of the loan:
June 30, 2016
Term Loan Principal - Current	$2,441,277
Issuance Cost - Current	(119,189)
Loan Discount - Current	(605,823)
Term Loan, Net - Current	$1,716,265

Term Loan Principal	$22,558,723
End Fee Payable	1,771,250
Long Term Issuance Cost	(385,955)
Long Term Loan Discount	(2,073,806)
Long Term Loan, Net	$21,870,212

The interest expense on the loan for the three-month and six-month periods ended June 30, 2016 was $741,346 and $1,158,148, respectively. There was no loan expense in the 2015 comparative periods.

7. Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of optionsand warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 22.4 million shares for each of the three-month and six-month periods ended June 30, 2016, and 17.8 million shares for each of the three-month and six-month periods ended June 30, 2015.
8.               Warrant Liabilities
Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity ("ASC 815-40"), the warrant liabilities are recorded at fair value until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company's application of ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a gain of $0.9 million and $2.4 million for the three-month periods ended June 30, 2016 and 2015, respectively, and a gain of $0.7 million and $0.6 million for the six-month periods ended June 30, 2016 and 2015, respectively. The following reflects the weighted-average assumptions for each of the six-month periods indicated:
	Six Months Ended June 30,
	2016	2015

Risk-free interest rate	0.20%	0.28%
Expected dividend yield	0%	0%
Expected lives	0.09	1.09
Expected volatility	59.3%	62.7%
Warrants classified as liabilities (in shares)	6,371,854	6,371,854

Our computation of expected volatility is based on the historical daily volatility of its publicly traded stock. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention to do so.  The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rates in effect at June 30 of each year presented. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.
On August 1, 2016, these warrants expire.
9. Stock Based Compensation
We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of June 30, 2016, there were approximately 0.6 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.
We also have a 2008 Stock Incentive Plan.  As of June 30, 2016, there were 14.0 million shares subject to outstanding stock options and 5.9 million shares available for future grant under this plan. On July 12, 2016, our shareholders voted to amend the 2008 Stock Incentive Plan increasing the number of common shares available for future grant by 10 million shares.

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
The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in our Condensed Statements of Operations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development — employee	$507,195	$392,842	$988,006	$728,780
General and administrative — employee	2,499,368	1,744,440	3,156,418	2,699,844
Total employee stock-based compensation	$3,006,563	$2,137,282	$4,144,424	$3,428,624

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	32,506	140,533	220,462	234,084
Total non-employee stock-based compensation	$32,506	$140,533	$220,462	$234,084

During the six-month period ended June 30, 2016, we granted stock options to purchase 425,000 shares of its common stock and warrants to purchase 500,000 shares of our common stock at a average weighted exercise price of $1.74. In the three-month period ended June 30, 2016, we amended the terms of stock options of a former executive in respect of a Retirement Agreement, resulting in a one-time expense of approximately $1.9 million. During the six-month period ended June 30, 2015, we granted stock options to purchase 550,000 shares of our common stock. The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Risk-free interest rate	1.47%	2.21%
Expected volatility	76.3%	78.2% - 84.4%
Expected lives (years)	5 - 10	6 - 10
Expected dividend yield	0.00%	0.00%

Our computation of expected volatility is based on the historical daily volatility of our publicly traded stock.  We use historical information to compute expected lives. In the six-month period ended June 30, 2016, the contractual term of the options granted was ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the six-month periods ended June 30, 2016 and 2015, we estimated annualized forfeiture rates of 10% for options granted to our employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees and for warrants issued to non-employees  Compensation costs will be adjusted for future changes in estimated forfeitures.  We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

As of June 30, 2016, there remained approximately $12.3 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 1.06 years. Presented below is our stock option activity:

	Six Months Ended June 30, 2016
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016	13,583,862	635,714	14,219,576	$3.10
Granted	425,000	—	425,000	$2.22
Exercised, Forfeited or Expired	(623,284)	—	(623,284)	$3.88
Outstanding at June 30, 2016	13,385,578	635,714	14,021,292	$3.04
Options exercisable at June 30, 2016	8,651,113	635,714	9,286,827	$3.34

The following table summarizes significant ranges of outstanding stock options under our plans at June 30, 2016:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $2.00	1,224,500	6.45	$1.83	1,224,500	6.45	$1.83
$2.01 – $2.50	8,395,558	8.70	$2.32	4,071,021	8.25	$2.30
$2.51 – $4.00	1,047,693	7.75	$2.86	910,194	7.57	$2.86
$4.01 – $32.55	3,353,541	6.62	$5.34	3,081,112	6.54	$5.38
	14,021,292	7.93	$3.04	9,286,827	7.38	$3.31

The aggregate intrinsic value of all outstanding options and vested options as of June 30, 2016 was $0.8 million and $0.6 million, respectively, representing options with exercise prices of less than the closing fair market value of our common stock on June 30, 2016 of $2.23 per share.
There were 8,359,618 and 7,225,472 warrants outstanding at June 30, 2016 and December 31, 2015, respectively at a weighted-average exercise price of $3.96 and $4.28, respectively.
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
The following table summarizes fair value measurements by level at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$54,939	$—	$—	$54,939
Warrant liability	—	—	—	—

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$20,673	$—	$—	$20,673
Short-term investments	35,035	—	—	35,035
Warrant liability	—	—	(693)	(693)

Liabilities measured at market value on a recurring basis include warrant liability resulting from our August 2011 equity financing. In accordance with ASC 815-40, the warrant liability are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The $0.7 million decline in fair value of the warrant liability is due to the significant excess of the exercise price over the Company's stock price as of June 30, 2016 and the close proximity to the expiration date of the warrants (see Note 8).

We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.
Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  Our non-financial assets were not material at June 30, 2016 or 2015.
11. Liquidity and Capital Resources
At June 30, 2016, the Company had cash and cash equivalents of approximately $55.9 million.  On July 20, 2016, we completed a public offering of common shares and one-year warrants for net proceeds of approximately $18.3 million. Management believes that our current cash and cash equivalents, along with the net proceeds of the public offering (See Note 15), will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2016 and the first six months of 2016 of approximately $42.7 million, which includes approximately $21.6 million for our clinical programs for aldoxorubicin, approximately $5.3 million for the development of our new drug candidate, DK049 and for the expansion of our Freiburg operations, approximately $3.2 million for general operation of our clinical programs, approximately $8.9 million for other general and administrative expenses, and approximately $3.7 million for interest and payments on the term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercializes aldoxorubicin or other product candidates, we anticipate it could take several years, for it to generate significant recurring revenue.  We will be dependent on future financing and possible strategic partnerships until such time, if ever, as it can generate significant recurring revenue. We have no commitments from third parties to provide any additional financing, and it may not be able to obtain future financing on favorable terms, or at all. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourself, or seek to sell some or all of our assets or merge with or be acquired by another company. Following our announcement of the analysis of our on-going global Phase 3 clinical trial of aldoxorubicin, we have taken measures to reduce our burn rate and decreased our head count , and have stopped our pre-commercialization activities for the present time.
12. Equity Transactions
On May 25, 2016, we issued 1,561,578 shares of our common stock to settle the liability from the Litigation settlement disclosed in Note 5.
In the first quarter of 2016, we issued 100,000 common shares for $0.2 million resulting from the exercise of stock options and warrants to purchase 500,000 common shares at an exercise price of $1.74.
As of June 30, 2016, we have reserved approximately 5.9 million of its authorized but unissued shares of common stock for future issuance pursuant to our employee stock option plans issued to employees and consultants.
On October 26, 2015, we retired 199,275 shares of our treasury stock at cost ($2.6 million).
13. Income Taxes
At December 31, 2015, we had federal and state net operating loss carryforwards as of  $281.6 million and $173.7 million, respectively, available to offset against future taxable income, which expire in 2016 through 2034, of which $219.3 million and $173.7 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.
14. Commitments and contingencies
Commitments
We have an agreement with KTB for the Company's exclusive license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to KTB in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product's second final marketing approval. We also has agreed to pay:
•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);
•	a percentage of non-royalty sub-licensing income (as defined in the agreement); and
•	milestones of $1 million for each additional final marketing approval that we obtain.
In the event that we must pay a third party in order to exercise our right to the intellectual property under the agreement, we will deduct a percentage of those payments from the royalties due KTB, up to an agreed upon cap.

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
As previously reported in our Annual Report filed with the SEC on March 11, 2016, on June 13, 2014, three purported securities class action lawsuits pending against us and certain of our officers and directors in the United States District Court for the Central District of California were consolidated in the matter of In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx) (the "Federal Class Action"), and lead plaintiff and lead counsel were appointed. On October 1, 2014, plaintiffs filed a consolidated amended complaint on behalf of all persons who purchased or otherwise acquired its publicly traded securities between November 20, 2013 and March 13, 2014, against us, certain of our officers and directors, a freelance writer, and certain underwriters, including Jefferies LLC, Oppenheimer & Co., LLC, Aegis Corp., and H.C. Wainwright & Co., LLC. The complaint alleged that certain of the defendants violated the Securities Exchange Act of 1934 (the "Exchange Act") by making materially false and misleading statements in press releases, promotional articles, SEC filings and other public statements. The complaint further alleged that certain of the defendants violated the Securities Act of 1933 by making materially misleading statements and omitting material information in its shelf Registration Statement on Form S-3 filed with the SEC on December 6, 2012 and Prospectus Supplement under Rule 424(b)(2) filed with the SEC on January 31, 2014. These allegations arose out of our alleged retention of The DreamTeam Group and MissionIR, external investor and public relations firms unaffiliated with them, as well as our December 9, 2013 grant of stock options to certain board members and officers. The consolidated amended complaint sought damages, including interest, in an unspecified amount, reasonable costs and attorneys' fees, and any equitable, injunctive, or other relief that the court may deem just and proper. On December 5, 2014, we and the individual defendants filed a motion to dismiss the complaint. The Court was scheduled to hear argument on this motion on March 2, 2015. On February 25, 2015, the Court took this motion under submission and took the hearing off calendar. On July 13, 2015, the Court issued an order granting in part and denying in part the motions to dismiss filed by them, the individual defendants and the underwriters. On August 7, 2015, the plaintiffs amended their complaint and on September 8, 2015, the defendants moved to dismiss the amended complaint, in part.  On October 23, 2015, the Court took the motion to dismiss under submission and, as a result of the settlement of the case as set forth below, the motion to dismiss was not ruled on by the Court.
On April 3, 2014, a purported class action lawsuit was filed against us and certain of our officers and each of our directors, as well as certain underwriters, in the Superior Court of California, County of Los Angeles, captioned Rajasekaran v. CytRx Corporation, et al., BC541426. The complaint purported to be brought on behalf of all shareholders who purchased or otherwise acquired its common stock pursuant or traceable to its public offering that closed on February 5, 2014. The complaint alleged that defendants violated the federal securities laws by making materially false and misleading statements in its filings with the SEC. The complaint sought compensatory damages in an unspecified amount, rescission, and attorney's fees and costs. On October 14, 2014, the Court granted the parties' joint ex parte motion to stay this proceeding pending resolution of motions to dismiss in the related federal action, In re CytRx Corporation Securities Litigation, 2:14-CV-01956-GHK (PJWx).  On December 29, 2015, as a result of the parties informing the Court that the settlement of the Federal Class Action also resolved the claims and allegations in the Rajasekaran case, the Superior Court deemed the case closed.

On December 10, 2015, we announced that we had reached an agreement to settle the Federal Class Action and filed a Stipulation of Settlement with the Court. A hearing on plaintiffs' motion for preliminary approval of the settlement was held on January 11, 2016. The agreement contained no admission of liability or wrongdoing and included a full release of us and our current and former directors and officers in connection with the allegations. The terms of the agreement provided for a settlement payment to the class of $4,000,000, of which $3,500,000 was paid by its insurance carriers. We also agreed to issue the equivalent number of shares of our common stock to the class of $4,500,000 worth of shares at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 1,200,000 shares and not more than a maximum of 1,800,000 shares. On January 9, 2016, the Court preliminarily approved the settlement, and set a settlement fairness hearing for final approval of the settlement for May 9, 2016. On May 9, 2016, the Court held the hearing for final approval, requested certain information from plaintiff's counsel, and took the matter under submission. On May 18, 2016, the Court entered a judgment and order granting final approval of the class action settlement, resulting in the issuance of 1,561,578 shares of our common stock.

On August 14, 2014, a shareholder derivative lawsuit, captioned Pankratz v. Kriegsman, et al., 2:14-cv-06414-PA-JPR, was filed in the United States District Court for the Central District of California purportedly on our behalf against certain of our officers and each of our directors. On August 15, 2014, a virtually identical complaint was filed, captioned Taylor v. Kriegsman, et al., 2:14-cv-06451.  Each of the complaints alleges breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, insider selling and misappropriation of information in connection with our alleged retention of DreamTeamGroup and MissionIR, as well as our December 9, 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On October 8, 2014, the Court in Pankratz and Taylor consolidated the cases and appointed lead plaintiffs and co-lead counsel. On October 20, 2014, we and the individual defendants filed motions to dismiss the consolidated Pankratz and Taylor cases or, in the alternative, to stay the cases. On January 9, 2015, the Court stayed the action pending the resolution of a related consolidated Delaware derivative action, In re CytRx Corp. Stockholder Derivative Litigation, C.A. No. 9864 VCL. On February 27, 2015, the Pankratz and Taylor plaintiffs filed a motion to vacate the stay. On June 24, 2015, the Court granted the motion to lift the stay in light of the pending settlement of the Delaware derivative litigation discussed above. The Court further denied the motion to dismiss without prejudice and invited us to move to dismiss the case within 30 days pursuant to the doctrine of forum non conveniens based on its forum-selection bylaw, which mandates that derivative actions be filed in the Delaware Court of Chancery unless we consent to an alternative jurisdiction. The Court advised that it would consider any forum non conveniens motion before considering a subsequent motion to dismiss under Rule 12. On November 2, 2015, the Court granted the defendants' motion on grounds of forum non conveniens, and the case was dismissed without prejudice to plaintiffs refiling the action in the Delaware Court of Chancery. On November 17, 2015, Plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.
On January 5, 2016, we announced that we had reached an agreement to settle the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, then pending in the U.S. Court of Appeals for the Ninth Circuit Court, on appeal from the United States District Court for the Central District of California. The settlement includes no financial or equity compensation but, rather provides for the implementation of certain corporate governance changes and the modification of certain governance practices. The settlement agreement contains no admission of liability or wrongdoing and includes a full release of the current and former directors and officers in connection with the allegations. In light of the settlement, on February 19, 2016, the Ninth Circuit dismissed plaintiffs' appeal without prejudice to reinstatement in the event the District Court does not enter a final order approving the settlement in accordance with the agreement reached between the parties or such final order is not affirmed on appeal, and it remanded the action to the District Court for further proceedings.  On February 25, 2016, the parties filed a Notice of Settlement in the District Court and requested a stay of the proceedings so that the necessary documentation could be prepared and submitted to the Court, which request the District Court granted.  On April 4, 2016, the plaintiffs filed a Motion for Preliminary Approval of the Shareholder Derivative Settlement.   Pursuant to the Stipulation of Settlement executed by the parties and filed with the Motion for Preliminary Approval, the parties reached an agreement on the amount of a proposed award of attorneys' fees and costs to the plaintiffs' counsel whereby we shall issue to plaintiffs' counsel the equivalent number of shares of its common stock of $700,000 worth of shares at the prevailing stock price at the time of the Court's final approval of the settlement agreement, but not less than a minimum of 186,666 shares and not more than a maximum of 280,000 shares.  The settlement and award of attorneys' fees and expenses are subject to definitive documentation, notice to stockholders, and District Court approval.  A hearing on the Motion for Preliminary Approval was scheduled for May 9, 2016. On May 5, 2016, the Court took the scheduled May 9 hearing off the calendar and indicated that it would issue such further order as appropriate.  On May 6, 2016, the plaintiffs in the Niedermayer action in the Delaware Court of Chancery (discussed below) filed in the California derivative action a motion to intervene and stay consideration of preliminary approval or deny preliminary approval of the settlement and dismiss the action in favor of the Delaware Niedermayer proceedings, setting a hearing date for such motion of June 6, 2016. On May 31, 2016, the Court denied without prejudice the Motion for Preliminary Approval of the Settlement and the Niedermayer plaintiffs' motion to intervene. The Court identified deficiencies in the Order from the Ninth Circuit Court of Appeals because the judgment was not vacated and the Order was signed by a Ninth Circuit mediator. The plaintiffs thereafter filed a motion to set aside the judgement, which the defendants joined, and a hearing was set for July 25, 2016.  The Niedermayer plaintiffs also filed a renewed motion to intervene for hearing on July 25, and a brief in opposition to the motion to set aside the judgment.  On July 20, 2016, the Court vacated the July 25 hearing date on the motion to set aside the judgment and the motion to intervene and took both matters under submission

On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed in the Delaware Court of Chancery purportedly on our behalf against certain of our officers and directors. The complaint alleges breach of fiduciary duty, unjust enrichment, and gross mismanagement in connection with our alleged retention of DreamTeamGroup and MissionIR, as well as our December 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On February 26, 2016, we and the defendants filed two motions with the Court of Chancery.  First, we moved to dismiss because the Niedermayer complaint fails to state a claim upon which relief can be granted and because the allegations and claims in the Niedermayer complaint are effectively resolved by the settlement of the consolidated stockholder derivative lawsuits, In Re CytRx Corporation Stockholder Derivative Litigation, pending in the United States District Court for the Central District of California, and the settlement of the derivative lawsuits already approved by the Delaware Court of Chancery, In re CytRx Corp. Stockholder Derivative Litigation, C.A. No. 9864-VCL.  Second, we moved to stay the Niedermayer case until the Central District of California completes the approval process for the settlement of the consolidated derivative actions pending in that court, In Re CytRx Corporation Stockholder Derivative Litigation. At the request of the Niedermayer plaintiffs, the Court agreed to resolve the motion to stay before the parties presented the motion to dismiss to the Court and, on March 15, 2016, the Court ordered a proposed briefing schedule on the motion to stay pursuant to which we submitted our opening brief in support of the motion on March 21, 2016, the plaintiffs filed their opposition brief on April 1, 2016, we filed our reply brief on April 11, 2016, and a hearing was held on April 18, 2016.  On March 18, 2016, the Niedermayer plaintiffs amended their complaint to add certain former and present officers and directors as defendants and to add a purported cause of action for breach of fiduciary duty for consenting under our forum-selection bylaw to the United States District Court for the Central District of California as a judicial forum to consider approval of the settlement reached in In Re CytRx Corporation Stockholder Derivative Litigation, discussed above. On May 2, 2016, the Delaware Court of Chancery granted our motion to stay the Niedermayer action. Following the May 31 Order from the Central District of California, the Niedermayer plaintiffs filed a motion to lift the stay in the Delaware proceeding, for which a briefing schedule has yet to be ordered by the Delaware Court of Chancery.
On July 25, 2016, a class action complaint was filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp. et al., Case No. 2:16-cv-05519, claiming that we and certain of our officers violated the Exchange Act by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiff asserts that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seeks an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper.
We intend to vigorously defend against the foregoing complaints. We have directors' and officers' liability insurance, which will be utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters. These claims are subject to inherent uncertainties, and management's view of these matters may change in the future.

We evaluate developments in legal proceedings and other matters on a quarterly basis. If an unfavorable outcome becomes probable and reasonably estimable, we could incur charges that could have a material adverse impact on our financial condition and results of operations for the period in which the outcome becomes probable and reasonably estimable.

15. Subsequent Events
On July 20, 2016, we completed a public offering, in which we sold and issued 28,571,429 shares of common stock at a price of $0.70 per share and issued one-year warrants to purchase up to 28,571,429 shares of our common stock at an exercise price of $0.70 per share. Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $18.3 million.

Item 2. — Management's Discussion and Analysis of Financial Condition and Results of Operation
Forward Looking Statements
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
Overview
CytRx Corporation ("CytRx" or the "Company") is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We recently announced an analysis from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients at 79 sites in 15 countries including the U.S. and Canada.

The current evaluation did not show a statistically significant difference between aldoxorubicin and investigator's choice therapy for the primary endpoint of progression-free survival, or PFS, with a median of 4.17 months and 4.04 months, respectively (hazard ratio: 0.91). The objective response rate (ORR), which measures tumor shrinkage, and disease control rate (ORR + stable disease  ≥  4 months), showed a near doubling in the aldoxorubicin arm compared to investigator's choice, including in patients who previously received treatment with doxorubicin. Disease control rate for aldoxorubicin was significantly greater than investigator's choice therapy in the intent-to-treat population (p=0.048) as well as in patients who received prior doxorubicin (p=0.0415). Patients continue to be followed for overall survival (OS), a secondary endpoint of the trial.
We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer, a Phase 2 clinical trial in patients with late-stage glioblastoma (brain cancer), a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. We have completed a Phase 2 clinical trial of aldoxorubicin in HIV-related Kaposi's Sarcoma, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.
In addition to aldoxorubicin, we are currently completing pre-clinical development for DK049, a novel anti-cancer drug conjugate that utilizes our Linker Activated Drug Release (LADR) technology. DK049 was created at our laboratory facility in Freiburg, Germany, and employs a proprietary linker that is both pH sensitive and requires a specific enzyme for the release of the cytotoxic payload. DK049 has demonstrated significant anti-tumor activity in multiple animal models implanted with human tumors, including non-small cell lung, ovarian and pancreatic cancers. We anticipate filing an Investigational New Drug Application (IND) in 2017.

We plan to expand our pipeline of oncology candidates utilizing our LADR technology by creating both albumin-binding drug conjugates and antibody-drug conjugates. This technology allows for targeting to the tumor either by albumin or antibodies and can deliver anti-cancer agents that are 10-1000 times more potent than traditional chemotherapies.
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
Net Income (Loss) per Share
Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 22.4 million shares for each of the three-month and six-month periods ended June 30, 2016, and 17.8 million  shares for each of the three-month and six-month periods ended June 30, 2015, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.
Warrant Liabilities
Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our August 2011 equity financing. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("ASC 815-40"), the warrant liabilities are recorded at fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The gain or loss resulting from the change in fair value is shown on the statements of operations as a gain or loss on warrant derivative liabilities.
Liquidity and Capital Resources
We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operation.
At June 30, 2016, the Company had cash and cash equivalents of approximately $55.9 million.  On July 20, 2016, we completed a public offering of common shares and one-year warrants for net proceeds of approximately $18.3 million. Management believes that our current cash and cash equivalents, along with the net proceeds of the public offering (See Note 15), will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2016 and the first six months of 2016 of approximately $42.7 million, which includes approximately $21.6 million for our clinical programs for aldoxorubicin, approximately $5.3 million for the development of our new drug candidate, DK049 and for the expansion of our Freiburg operations, approximately $3.2 million for general operation of our clinical programs, approximately $8.9 million for other general and administrative expenses, and approximately $3.7 million for interest and payments on the term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If we obtain marketing approval and successfully commercialize aldoxorubicin or other product candidates, we anticipate it will take several years for us to generate significant recurring revenue. We will be dependent on future financing and possible strategic partnerships until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company. Following our announcement of the analysis of our on-going global Phase 3 clinical trial of aldoxorubicin, we have taken measures to reduce our burn rate and have reduced our head count and stopped our pre-commercialization activities for the present time.
We recorded a net loss in the six-months ended June 30, 2016 of $30.9 million as compared to a net loss in the six-months ended June 30, 2015 of $29.2 million, or an increase of $1.7 million.  This was due primarily to an increase in our general and administrative expenditures in the current six-month period of $2.8 million as compared to comparative 2015 period, resulting primarily from an increase in legal fees, offset by a decrease of $2.0 million from a reduction in expenditures associated with our clinical program for aldoxorubicin.
We sold $35.0 million of short-term investments in the six-month period ended June 30, 2016. We purchased $18.0 million and sold $48.6 million of short-term investments, for a net decrease of $30.6 million in the six-month period ended June 30, 2015. We utilized approximately $661,000 for capital expenditures in the six-month period ended June 30, 2016 as compared to approximately $69,300 in the comparable 2015 period. We do not expect any significant capital spending during the next 12 months.
We received a net amount of $24.0 million from a long-term loan financing with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. in the six-month period ended June 30, 2016, as compared to no financing activites in the six-month period ended June 30, 2015. We received $0.7 million from the  exercise of options in the three-month period ended June 30, 2016, as compared to $0 in the comparative 2015 period.
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
Results of Operations
We recorded a net loss of approximately $18.3 million and $30.9 million for the three-month and six-month periods ended June 30, 2016, respectively, as compared to a net loss of approximately $11.7 million and $29.2 million for the three-month and six-month periods ended June 30, 2015, respectively. The increase of $6.6 million in our net loss during the current three-month period resulted from a reduction of $1.6 million in the gain on warrant derivative liability in the current quarter, an increase in our expenditures of $2.4 million in our aldodoxorubicin program, an increase in interest expense of $0.7 million as compared to $0 in the comparative period, and an increase in general and administrative expenses of $1.9 million, primarily legal fees.
We recognized $0.1 million of licensing revenue in the three and six-month periods ended June 30, 2016 as compared to $0 in the comparative 2015 periods. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2016, we do not anticipate receiving any significant licensing fees.

Research and Development
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Research and development expenses	$11,845	$9,547	$19,425	$21,707
Employee stock option expense	507	393	988	729
Depreciation and amortization	100	68	192	137
	$12,452	$10,008	$20,605	$22,573

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $11.8 million and $19.4 million for the three-month and six-month periods ended June 30, 2016, respectively, and $9.5 million and $21.7 million for the three-month and six-month periods ended June 30, 2015, respectively.
Research and development expenses incurred during the three-month period ended June 30, 2016 related primarily to our aldoxorubicin clinical program.  In the three-month and six-month periods ended June 30, 2016, the development expenses of our program for aldoxorubicin were $10.4 million and $16.2 million, respectively, as compared to $8.2 million and $19.1 million for the same periods in 2015, respectively. We incurred $0.5 million and $1.1 million, respectively, for the three-month and six-month periods ended June 30, 2016, for our German lab operations, as compared to $0.5 million and $0.9 million in the 2015 comparative periods. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $0.5 million and $1.0 million of employee stock option expense in the three-month and six-month periods ended June 30, 2016, as compared to $0.4 million and $0.7 million for the same periods in 2015, respectively.
General and Administrative Expenses
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
General and administrative expenses	$3,586	$2,298	$6,689	$4,359
Non-cash general and administrative expenses	33	141	220	234
Employee stock option expense	2,499	1,744	3,156	2,700
Depreciation and amortization	11	9	22	29
	$6,129	$4,192	$10,087	$7,322

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $3.6 million and $6.7 million for the three and six-month periods ended June 30, 2016, respectively, and $2.3 million and $4.4 million, respectively, for the same periods in 2015.
Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees.  In the three-month period ended June 30, 2016, we amended the terms of stock options of a former executive in respect of a Retirement Agreement, resulting in a one-time expense of approximately $1.9 million.We recorded, in total, approximately $2.5 million and $3.2 million of employee stock option expense in the three-month and six-month periods ended June 30, 2016, respectively, as compared $1.7 million and $2.7 million, respectively, for the same periods in 2015. We recorded approximately $33,000 and $0.2 million of non-employee stock option expense in the three-month and six-month periods, ended June 30, 2016, respectively, and $0.1 million and $0.2 million for the comparative 2015 periods.
Depreciation and Amortization
Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense
Interest income was approximately $65,000 and $127,000 for the three-month and six-month periods ended June 30, 2016, respectively, as compared to $46,000 and $103,000, respectively, for the same periods in 2015. This decrease was related to the reduction in cash and cash equivalents and short term investments.
Interest expenses was approximately $0.7 million and $1.2 million for the three-month and six-month periods ended June 30, 2016, respectively. This expense resulted from the Term loan of $25 million received on February 5, 2016. There was no interest expense in the comparative 2015 periods.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2016, it would not have had a material effect on our results of operations or cash flows for that period.
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

Management has initiated compensating controls and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions. We are in the process of remediating this material weakness by executing upon the above actions. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete this remediation process expeditiously, we cannot at this time estimate how long it will take. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financing reporting, management may execute additional measures to address potential deficiencies or modify the remediation actions described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Controls over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than was disclosed in the preceding paragraph. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC's rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
The disclosure set forth in Note 14 to our financial statements is herein incorporated by reference.
Item 1A. — Risk Factors
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
We announced in December 2015 and in January 2016 that we had agreed to settle federal securities class actions and stockholder derivative lawsuits filed in 2014 against us and certain of our officers and directors. On July 25, 2016, a class action complaint was filed in the U.S. District Court of California.
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
Although we carry director's and officer's and other liability insurance, the insurance may not be sufficient to cover future liabilities that we may incur in connection with pending or future legal or administrative actions.
Item 6. — Exhibits
The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CytRx Corporation

Date: July 29, 2016	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
10.1
Stipulation and Agreement of Settlement dated April 1, 2016 among CytRx Corporation, as nominal defendant, and the plaintiffs and individual defendants named therein, as finally approved on May 18, 2016 by the U.S. District Court for the Central District of California.

10.2	Retirement Agreement and Mutual General Release dated as of May 31, 2016 between Benjamin S. Levin and CytRx Corporation.
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_________________________