Form 10-Q
period 2016-09-30
CYTRX CORP
filed 2016-11-09
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑
Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of November 8, 2016: 96,943,072 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED BALANCE SHEETS
 (Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$58,875,925	$22,261,372
Short-term investments	—	35,035,420
Receivables	108,345	4,621,605
Prepaid expenses and other current assets	2,618,919	2,373,708
Total current assets	61,603,189	64,292,105
Equipment and furnishings, net	2,066,392	1,467,681
Goodwill	183,780	183,780
Other assets	54,648	1,080,872
Total assets	$63,908,009	$67,024,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: Accounts payable	$4,815,597	$8,058,624
Accrued expenses and other current liabilities	5,049,006	9,693,359
Litigation settlement due in shares of common stock	—	4,500,000
Warrant liability	6,686,381	693,457
Term loan, net - current	3,562,578	—
Total current liabilities	20,113,562	22,945,440

Long-term loan, net	20,197,992	—
Total liabilities	40,311,554	22,945,440
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 96,943,072 shares issued and outstanding at September 30, 2016; 66,480,065 shares issued and outstanding at December 31, 2015	96,942	66,480
Additional paid-in capital	431,693,072	409,107,292
Accumulated deficit	(408,193,559)	(365,094,774)
Total stockholders' equity	23,596,455	44,078,998
Total liabilities and stockholders' equity	$63,908,009	$67,024,438

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
License revenue	$—	$—	$100,000	$—

Expenses:
Research and development	8,927,037	8,470,592	29,531,609	31,043,741
General and administrative	2,771,732	2,188,656	12,859,069	9,510,657
	11,698,769	10,659,248	42,390,678	40,554,398

Loss before other income (loss)	(11,698,769)	(10,659,248)	(42,290,678)	(40,554,398)

Other income (loss):
Interest income	68,635	68,678	195,809	171,707
Interest expense	(781,038)	—	(1,939,186)	—
Other income (loss), net	(10,489)	2,040	(4,398)	17,948
Gain on warrant derivative liability	246,211	3,515,178	939,668	4,079,748

Net loss	$(12,175,450)	$(7,073,352)	$(43,098,785)	$(36,284,995)

Basic and diluted net loss per share	$(0.13)	$(0.11)	$(0.57)	$(0.62)

Basic and diluted weighted-average shares outstanding	91,042,450	63,848,208	75,001,770	58,462,214

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(43,098,785)	$(36,284,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,548	240,391
Stock-based compensation expense	5,400,604	4,520,307
Fair value adjustment on warrant liability	(939,668)	(4,079,748)
Amortization of loan cost and discount	382,241	—
Loss on retirement of fixed assets	9,116	—
Changes in assets and liabilities:
Receivables	4,485,130	351,388
Interest receivable	28,130	97,873
Prepaid expenses and other assets	781,013	1,545,955
Accounts payable	(3,254,181)	(447,430)
Accrued expenses and other current liabilities	(4,644,353)	(26,763)
Net cash used in operating activities	(40,486,205)	(34,083,022)

Cash flows from investing activities:
Purchase of short-term investments	—	(32,982,710)
Proceeds from the sale of short-term investments	35,035,420	63,581,849
Purchases of equipment and furnishings	(961,221)	(325,471)
Net cash provided by investing activities	34,074,199	30,273,668

Cash flows from financing activities:
Net proceeds from public offering	18,309,781	26,780,068
Net proceeds from term loan	24,012,078	—
Net proceeds from exercise of warrants and stock options	704,700	590,001
Net cash provided by financing activities	43,026,559	27,370,069

Net increase in cash and cash equivalents	36,614,553	23,560,715
Cash and cash equivalents at beginning of period	22,261,372	32,218,905
Cash and cash equivalents at end of period	$58,875,925	$55,779,620

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$1,359,028	$—

Cashless warrant exercises	$—	$3

Cash paid for income taxes	$800	$800

Supplemental disclosure of non-cash activities:

Warrants issued in connection with term loan	$633,749	$—

Equipment and furnishings purchased on credit	$11,154	$2,035

Shares issued in connection with the class action settlement	$4,500,000	$—
Warrants issued in connection with public offering	$6,932,592	$—

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2016
 (Unaudited)
1. Description of Company and Basis of Presentation
CytRx Corporation ("we," "us," "our" or the "Company") is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin.  We are also developing new anti-cancer drug conjugates that utilize our Linker Activated Drug Release (LADRTM ) technology.
We previously announced the initial analysis of top-line data from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients at 79 sites in 15 countries including the U.S. and Canada.
We also previously announced that we expected to conduct a second analysis which will include longer patient follow-up. In addition, we expect  to report the multiple sub-analyses of top-line data specified in the trial's statistical plan. We currently expect the second analysis to be completed in November or early December 2016.
We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer in which we currently expect to announce top-line data in the first or second quarter of 2017, as the number of deaths and/or progressions needed for data analysis have not yet been reached. We are also evaluating aldoxorubicin in a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. We previously completed Phase 2 clinical trials of aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and HIV-related Kaposi's Sarcoma, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.
Although we have made progress on the pre-clinical development for DK049, a novel anti-cancer drug conjugate that utilizes our LADRTM  technology, we have suspended further development in order to devote our resources to the completion of the Phase 3 clinical trial of aldoxorubicin and preparations for our planned pre New Drug Application ("NDA") meeting with the FDA, which we believe could occur in the first quarter of 2017.  DK049 was created at our laboratory facility in Freiburg, Germany, and employs a proprietary linker that is both pH sensitive and requires a specific enzyme for the release of the cytotoxic payload.  We have now expanded our pipeline of oncology candidates utilizing our LADRTM technology to attach ultra-high potency drugs to albumin (10-1000 times more potent than traditional chemotherapies limited to antibodies only) to target tumors.
The accompanying condensed financial statements at September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from the our audited financial statements as of that date.
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
Following our announcement of the initial analysis of our on-going global Phase 3 clinical trial of aldoxorubicin, we took measures to reduce our "burn" rate, have decreased our head count and discontinued our pre-commercialization activities pending the results of our second analysis and of our planned pre-NDA meeting with the FDA.  For these reasons and others, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.
2. Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force." The objective of ASU No. 2016-15 is to provide specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are still in the process of determining the impact that the implementation of ASU 2016-15 will have on the Company's financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. We did not early adopt ASU 2016-09 as of and for the period ended September 30, 2016. We are still evaluating the effect of this update.
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
3. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of our laboratory facility in Germany. Transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). We recognized exchange rate losses of approximately $6,000 and $500, respectively, for the three-month and nine-month periods ended September 30, 2016 and an exchange rate gain of approximately $1,000 and an exchange rate loss of approximately $10,000 for the three and nine-month periods ended September 30, 2015, respectively.
4. Short-term Investments
We held no short-term investments at September 30, 2016, as compared to $35.0 million at December 31, 2015. We classified these investments as available for sale at December 31, 2015.

5. Litigation Settlement Due in Shares of Common Stock
The class-action settlement we announced in December 2015 was completed on May 25, 2016 with the issuance of 1,561,578 shares of our common stock valued at $4.5 million, or $2.88 a share, and payment of $4 million in cash, of which $3.5 million was paid by our insurance carriers and $500,000 was paid out of company funds.  In accordance with ASC 480, "Distinguishing Liabilities from Equity," we classified the $4.5 million worth of shares of the common stock as a non-cash liability due in shares of common stock on the December 31, 2015 balance sheet, due to the variable number of shares issuable under the settlement.
6. Term Loan
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender, pursuant to which the lenders agreed to make long-term loans to us in an aggregate principal amount of up to $40 million, subject to certain conditions.  The lenders made an initial term loan to us on February 8, 2016 in the aggregate principal amount of $25 million.  The term loan bears interest at the daily variable rate per annum equal to 6.00% plus the prime rate, or 9.5%, whichever is greater.  We are required to make interest-only payments on the term loans through February 28, 2017, and beginning on March 1, 2017 we will be required to make amortizing payments of principal and accrued interest in equal monthly installments until the maturity date of the loan.  Under the terms of the loan, we are required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn.  If we achieve certain milestones, we may request an additional term loan in an aggregate principal amount of up to $15 million no later than December 31, 2016, or such later date that HTGC otherwise determines in its sole discretion, but we do not expect to meet these milestones at this time.  In connection with the loan and security agreement, we issued to the lenders warrants to purchase a total of 634,146 shares of our common stock at an exercise price of $2.05. These warrants are classified on the September 30, 2016 balance sheet as equity warrants with a fair value of $633,749 as determined at the date of issuance. All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020, subject to the lenders' right to accelerate the term loans if we were to experience a "material adverse event" (as defined in the loan and security agreement).
As security for our obligations under the loan and securities agreement, we granted HTGC, as administrative agent, a security interest in substantially all of our existing and after-acquired assets except for our intellectual property and certain other excluded assets.
The following sets forth information regarding the current and long-term portion of the term loan:
September 30, 2016
Term Loan Principal - Current	$4,311,336
Issuance Cost - Current	(122,335)
Loan Discount - Current	(626,423)
Term Loan, Net - Current	$3,562,578

Term Loan Principal	$20,688,664
End Fee Payable	1,771,250
Long Term Issuance Cost	(353,919)
Long Term Loan Discount	(1,908,003)
Long Term Loan, Net	$20,197,992

Interest expense on the term loan for the three-month and nine-month periods ended September 30, 2016 was $781,038 and $1,939,186, respectively. There was no interest expense in the 2015 comparative periods.
7. Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 44.0 million shares for each of the three-month and nine-month periods ended September 30, 2016, and 17.4 million shares for each of the three-month and nine-month periods ended September 30, 2015.

8. Warrant Liabilities
Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity ("ASC 815-40"), the warrant liabilities are recorded at fair value until they are completely settled.  The warrants are valued using the Black-Scholes method.  The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a gain of $0.2 million and $3.5 million for the three-month periods ended September 30, 2016 and 2015, respectively, and a gain of $0.9 million and $4.1 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The following reflects the weighted-average assumptions for each of the nine-month periods indicated:
	Nine Months Ended September 30,
	2016	2015

Risk-free interest rate	0.52%	0.21%
Expected dividend yield	0%	0%
Expected lives	0.8	0.84
Expected volatility	131.3%	69.1%
Warrants classified as liabilities (in shares)	28,571,429	6,371,854

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
On August 1, 2016, 6,371,854 warrants expired. On July 20, 2016, we issued one-year warrants to purchase up to 28,571,429 shares of our common stock in the public offering described in Note 12.
9. Stock Based Compensation
Our 2000 Long-Term Incentive Plan expired on August 6, 2010 and no further shares are available for future grant under this plan.  As of September 30, 2016, there were approximately 0.6 million shares subject to outstanding stock options under this plan.
We also have a 2008 Stock Incentive Plan. As of September 30, 2016, there were 13.4 million shares subject to outstanding stock options and 16.4 million shares available for future grant.
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
The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in our Condensed Statements of Operations:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development — employee	$455,341	$402,292	$1,443,347	$1,131,072
General and administrative — employee	586,315	482,954	3,742,733	3,182,798
Total employee stock-based compensation	$1,041,656	$885,246	$5,186,080	$4,313,870

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	(5,938)	(27,647)	214,524	206,437
Total non-employee stock-based compensation	$(5,938)	$(27,647)	$214,524	$206,437

During the nine-month period ended September 30, 2016, we granted stock options to purchase 475,000 shares of its common stock and warrants to purchase 500,000 shares of our common stock at a average weighted exercise price of $1.89. In the nine-month period ended September 30, 2016, we amended the terms of stock options of a former executive in respect of a Retirement Agreement, resulting in a one-time expense of approximately $1.9 million. During the nine-month period ended September 30, 2015, we granted stock options to purchase 550,000 shares of our common stock. The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Risk-free interest rate	1.72%	2.21%
Expected volatility	74.9%	78.2% - 84.4%
Expected lives (years)	6	6 - 10
Expected dividend yield	0.00%	0.00%

Our computation of expected volatility is based on the historical daily volatility of our publicly traded stock.  We use historical information to compute expected lives. In the nine-month period ended September 30, 2016, the contractual term of the options granted was ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the nine-month periods ended September 30, 2016 and 2015, we estimated annualized forfeiture rates of 10% for options granted to our employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees and for warrants issued to non-employees  Compensation costs will be adjusted for future changes in estimated forfeitures.  We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.
As of September 30, 2016, there remained approximately $4.1 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 0.96 years. Presented below is our stock option activity:
	Nine Months Ended September 30, 2016
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016	13,583,862	635,714	14,219,576	$3.10
Granted	475,000	—	475,000	$2.05
Exercised, Forfeited or Expired	(1,221,040)	(35,714)	(1,256,754)	$3.30
Outstanding at September 30, 2016	12,837,822	600,000	13,437,822	$3.04
Options exercisable at September 30, 2016	9,242,803	600,000	9,842,803	$3.27

The following table summarizes significant ranges of outstanding stock options under our plans at September 30, 2016:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.60 – $2.00	1,274,498	6.34	$1.78	1,224,498	6.19	$1.83
$2.01 – $2.50	7,899,179	8.41	$2.33	4,522,874	8.06	$2.30
$2.51 – $4.00	968,291	7.37	$2.88	937,458	7.34	$2.87
$4.01 – $32.55	3,295,854	6.46	$5.30	3,157,973	6.42	$5.32
	13,437,822	7.66	$3.04	9,842,803	7.23	$3.27

The aggregate intrinsic value of all outstanding options and vested options as of September 30, 2016 was $0 and $0, respectively, representing options with exercise prices of less than the closing fair market value of our common stock on September 30, 2016 of $0.59 per share.
There were 30,559,148 and 7,225,472 warrants outstanding at September 30, 2016 and December 31, 2015, respectively at a weighted-average exercise price of $0.80 and $4.28, respectively.

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
The following table summarizes fair value measurements by level at September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$56,972	$—	$—	$56,972
Warrant liability	—	—	(6,686)	(6,686)

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$20,673	$—	$—	$20,673
Short-term investments	35,035	—	—	35,035
Warrant liability	—	—	(693)	(693)

Liabilities measured at market value on a recurring basis include warrant liability resulting from our August 2011 equity financing. In accordance with ASC 815-40, the warrant liability are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The $6.0 million increase in fair value of the warrant liability is due primarily to the warrants issued in connection with the July, 2016 public offering (see Note 8).
We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.
Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  Our non-financial assets were not material at September 30, 2016 or 2015.
11. Liquidity and Capital Resources
At September 30, 2016, we had cash and cash equivalents of approximately $58.9 million. Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2016 and the first ten months of 2017 of approximately $37.4 million, which includes approximately $15.6 million for our ongoing clinical programs for aldoxorubicin, approximately $2.7 million for our drug discovery operations at our Freiburg, Germany laboratory, approximately $3.4 million for general operation of our clinical programs, approximately $8.3 million for other general and administrative expenses, and approximately $7.4 million for interest and payments on our outstanding term loan.  These projected expenditures assume that we will not suffer a "material adverse event" which could trigger the lenders' acceleration of our outstanding term loan, and are based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
Following our announcement of the initial analysis of our on-going global Phase 3 clinical trial of aldoxorubicin, we took measures to reduce our "burn" rate, decreased our head count and discontinued our pre-commercialization activities pending the results of our second analysis and of our planned pre-NDA meeting with the FDA.  For these reasons and others, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.
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

12. Equity Transactions
As of September 30, 2016, we have reserved approximately 16.4 million of our authorized but unissued shares of common stock for future issuance pursuant to our employee stock option plans issued to employees and consultants.
On July 20, 2016, we issued 28,579,421 shares of our common stock and one-year warrants to purchase an equal number of shares of our common stock in a public offering.
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

Shareholder Derivative Action in California.  On August 14, 2014, a shareholder derivative lawsuit, captioned Pankratz v. Kriegsman, et al., 2:14-cv-06414-PA-JPR, was filed in the United States District Court for the Central District of California purportedly on our behalf against certain of our officers and each of our directors. On August 15, 2014, a virtually identical complaint was filed, captioned Taylor v. Kriegsman, et al., 2:14-cv-06451.  Each of the complaints alleged breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, insider selling and misappropriation of information in connection with our alleged retention of DreamTeamGroup and MissionIR, as well as our December 9, 2013 grant of stock options to certain board members and officers. The complaint seeks unspecified damages, corporate governance and internal procedures reforms, restitution, disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, and the costs and disbursements of the action. On October 8, 2014, the Court consolidated the Pankratz and Taylor cases and appointed lead plaintiffs and co-lead counsel. After a series of procedural events including an intervening stay of the action, on November 2, 2015, the Court granted the defendants' motion to dismiss the consolidated action on grounds of forum non conveniens, largely based on our by-law requiring derivative actions to be filed in the Delaware Court of Chancery.  On November 17, 2015, Plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.  While the case was pending on appeal, on December 22, 2015, the parties executed a Memorandum of Understanding to settle the derivative action.  On April 4, 2016, the plaintiffs filed a Motion for Preliminary Approval of the Shareholder Derivative Settlement in the District Court.  On May 31, 2016, however, the Court denied without prejudice the Motion for Preliminary Approval of the Settlement on procedural grounds that included the Court's view that the settlement could not be considered until the Court's November 2 judgment dismissing the case was vacated.  The Court granted the parties the opportunity to file a motion to set aside the November 2 judgment.  However, on August 17, 2016, the Court denied the parties' motion to set aside the judgment.  No party took an appeal.  Accordingly, the derivative litigation in California has concluded.
Shareholder Derivative Actions in Delaware.  There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.  Absent an agreement between the two plaintiffs and their respective counsel, competing motions for assignment as lead counsel and lead plaintiff will be necessary.  Following court appointment of lead counsel and lead plaintiff, a consolidated complaint will likely be filed or an operative complaint identified.  We and the defendant officers and defendants will then respond appropriately to the operative complaint.
Class Actions in California.  On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plantiff and Lead Counsel.
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
All statements in this Quarterly Report, including statements in this section, other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to the timing of announcements of our clinical trial results and planned pre-NDA meeting with the FDA, the sufficiency of our current cash and cash equivalents to fund our operations for the foreseeable future, possible developments regarding our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "could" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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

Overview
We are a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin (formerly known as INNO-206), our modified version of the widely-used chemotherapeutic agent, doxorubicin. We are also developing new anti-cancer drug conjugates that utilize our Linker Activated Drug Release  (LADRTM) technology.
We previously announced the initial analysis of top-line data from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients at 79 sites in 15 countries including the U.S. and Canada. Since the initial analysis, we have continued to follow patients for overall survival (OS), a secondary endpoint of the trial.
We also previously announced that we expected to conduct a second analysis which will include longer patient follow-up. In addition, we expect to report the multiple sub-analyses of top-line date specified in the trial's statistical plan.  We currently expect the second analysis to be completed in November or early December 2016.
We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer in which we currently expect to announce top-line data in the first or second quarter of 2017, as the number of deaths and/or progressions needed for data analysis have not yet been reached. We are also evaluating aldoxorubicin in a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. We previously completed Phase 2 clinical trials of aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and HIV-related Kaposi's Sarcoma, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.
Although we have made progress on the pre-clinical development for DK049, a novel anti-cancer drug conjugate that utilizes our LADRTM  technology, we have suspended further development in order to devote our resources to the completion of the Phase 3 clinical trial of aldoxorubicin and preparations for our planned pre NDA meeting with the FDA, which we believe could occur in the first quarter of 2017.  DK049 was created at our laboratory facility in Freiburg, Germany, and employs a proprietary linker that is both pH sensitive and requires a specific enzyme for the release of the cytotoxic payload.  We have now expanded our pipeline of oncology candidates utilizing our LADRTM technology to attach ultra-high potency drugs to albumin (10-1000 times more potent than traditional chemotherapies limited to antibodies only) to target tumors.
The accompanying condensed financial statements at September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from the our audited financial statements as of that date.
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
Following our announcement of the initial analysis of our on-going global Phase 3 clinical trial of aldoxorubicin, we took measures to reduce our "burn" rate, decreased our head count and discontinued our pre-commercialization activities pending the results of our second analysis and of our planned pre-NDA meeting with the U.S. food and Drug Administration, or FDA. For this reason and others, our operating results will fluctuate for the foreseeable future. Therefore, the results of prior periods should not be relied upon as predictive of the results in future periods.

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
Research and Development Expenses
Research and development expenses consist of direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred. Costs of technology developed for use in our product candidates are expensed as incurred until technological feasibility has been established.

Clinical Trial Expenses
Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various clinical research organizations conducting clinical trials for our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates prove incorrect, clinical trial expenses recorded in future periods could vary.
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
Net Income (Loss) per Share
Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 44.0 million shares for each of the three-month and nine-month periods ended September 30, 2016, and 17.4 million  shares for each of the three-month and nine-month periods ended September 30, 2015, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.
Warrant Liabilities
Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our July 2016 equity financing. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("ASC 815-40"), the warrant liabilities are recorded at fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method. The gain or loss resulting from the change in fair value is shown on the statements of operations as a gain or loss on warrant derivative liabilities.

Liquidity and Capital Resources
We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operation.
At September 30, 2016, we had cash and cash equivalents of approximately $58.9 million. Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2016 and the first ten months of 2017 of approximately $37.4 million, which includes approximately $15.6 million for our ongoing clinical programs for aldoxorubicin, approximately $2.7 million for our drug discovery operations at our Freiburg, Germany laboratory, approximately $3.4 million for general operation of our clinical programs, approximately $8.3 million for other general and administrative expenses, and approximately $7.4 million for interest and payments on our outstanding term loan.  These projected expenditures assume that we have not and will not suffer a "material adverse event" which could trigger the lenders' acceleration of our outstanding term loan, and are based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
If we obtain marketing approval and successfully commercialize aldoxorubicin or other product candidates, we anticipate it will take several years for us to generate significant recurring revenue. We will be dependent on future financing and possible strategic partnerships until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all.  If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company. Following our announcement of the initial analysis of our on-going global Phase 3 clinical trial of aldoxorubicin, we took measures to reduce our "burn" rate, decreased our head count and discontinued our pre-commercialization activities pending the results of our second analysis of the initial top-line data and preparation for our planned pre-NDA meeting with the FDA.  For these reasons and others, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.
We recorded a net loss in the nine-months ended September 30, 2016 of $43.1 million as compared to a net loss in the nine-months ended September 30, 2015 of $36.3 million, or an increase of $6.8 million.  This was due primarily to an increase in our general and administrative expenditures in the current nine-month period of $3.3 million as compared to comparative 2015 period, resulting primarily from an increase in legal fees, interest expense of $1.9 million related to our term loan, a reduction in the gain on warrant derivative liability of $3.1 million offset by a decrease of $1.5 million from a reduction in expenditures associated with our clinical program for aldoxorubicin.
We sold $35.0 million of short-term investments in the nine-month period ended September 30, 2016. We purchased $33.0 million and sold $63.6 million of short-term investments, for a net decrease of $30.6 million in the nine-month period ended September 30, 2015. We utilized approximately $1.0 million for capital expenditures in the nine-month period ended September 30, 2016 as compared to approximately $0.3 million in the comparable 2015 period. We do not expect any significant capital spending during the next 12 months.
We raised net proceeds of $18.3 million from a public offering in the nine-month period ended September 30, 2016, and we raised net proceeds of $26.8 million from a public offering in the nine-month period ended September 30, 2015. We received a net amount of $24.0 million from a long-term loan financing with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. in the nine-month period ended September 30, 2016, as compared to no financing activites in the nine-month period ended September 30, 2015. We received $0.7 million from the exercise of options in the nine-month period ended September 30, 2016, as compared to $0.6 million in the comparative 2015 period.
We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future financial condition

We expect to incur significant losses and negative cash flow from operating activities for the foreseeable future.  There can be no assurance that we will be able to generate revenues from our product candidates and become profitable.  Even if we become profitable, we may not be able to sustain that profitability.
Following our announcement of the initial analysis of our on-going global Phase 3 clinical trial of aldoxorubicin, we took measures to reduce our "burn" rate, decreased our head count and discontinued our pre-commercialization activities pending the results of our second analysis of the initial top-line data and of our planned pre-NDA meeting with the FDA.  For these reasons and others, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.
 We expect to complete the second analysis of the top line results of our pivotal Phase 3 trial of aldoxorubicin in STS in November or early December 2016.  Following that analysis, we plan to schedule a pre-NDA meeting with the FDA, seek marketing approval, and commercialize or partner aldoxorubicin. Pending the meeting with the FDA, which we believe could occur in the first quarter of 2017, we intend to review our product development and strategic alternatives, including a possible sale or merger of our company or possible acquisition or business combination, and may determine to change our business strategy.
Results of Operations
We recorded a net loss of approximately $12.2 million and $43.1 million for the three-month and nine-month periods ended September 30, 2016, respectively, as compared to a net loss of approximately $7.1 million and $36.3 million for the three-month and nine-month periods ended September 30, 2015, respectively. The increase of $5.1 million in our net loss during the current three-month period resulted from a reduction of $3.3 million in the gain on warrant derivative liability in the current quarter, an increase in our expenditures of $0.5 million in our aldodoxorubicin program, an increase in interest expense of $0.8 million as compared to $0 in the comparative period, and an increase in general and administrative expenses of $0.6 million, primarily legal fees.
We recognized $0.1 million of licensing revenue in the nine-month period ended September 30, 2016 as compared to $0 in the comparative 2015 periods. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2016, we do not anticipate receiving any significant licensing fees.
Research and Development
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Research and development expenses	$8,331	$8,002	$27,756	$29,709
Employee stock option expense	455	402	1,443	1,131
Depreciation and amortization	141	67	333	204
	$8,927	$8,471	$29,532	$31,044

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense and depreciation and amortization, were $8.3 million and $27.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, and $8.0 million and $29.7 million for the three-month and nine-month periods ended September 30, 2015, respectively.
Research and development expenses incurred during the three-month period ended September 30, 2016 related primarily to our aldoxorubicin clinical program.  In the three-month and nine-month periods ended September 30, 2016, the development expenses of our program for aldoxorubicin were $6.7 million and $22.9 million, respectively, as compared to $6.8 million and $25.9 million for the same periods in 2015, respectively. We incurred $0.7 million and $1.8 million, respectively, for the three-month and nine-month periods ended September 30, 2016, for our German lab operations, as compared to $0.4 million and $1.3 million in the 2015 comparative periods. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $0.5 million and $1.4 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2016, as compared to $0.4 million and $1.1 million for the same periods in 2015, respectively.

General and Administrative Expenses
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
General and administrative expenses	$2,181	$1,727	$8,869	$6,086
Non-employee warrant expenses	(6)	(28)	215	206
Employee stock option expense	587	483	3,743	3,183
Depreciation and amortization	10	7	32	36
	$2,772	$2,189	$12,859	$9,511

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.2 million and $8.9 million for the three and nine-month periods ended September 30, 2016, respectively, and $1.7 million and $6.1 million, respectively, for the same periods in 2015.
Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees.  In the three-month period ended September 30, 2016, we amended the terms of stock options of a former executive in respect of a Retirement Agreement, resulting in a one-time expense of approximately $1.9 million. We recorded, in total, approximately $0.6 million and $3.7 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2016, respectively, as compared $0.5 million and $3.2 million, respectively, for the same periods in 2015. We recorded approximately ($6,000) and $0.2 million of non-employee stock option expense in the three-month and nine-month periods, ended September 30, 2016, respectively, and ($28,000) and $0.2 million for the comparative 2015 periods.
Depreciation and Amortization
Depreciation expense reflects the depreciation of our equipment and furnishings.
Interest Income and Expense
Interest income was approximately $69,000 and $196,000 for the three-month and nine-month periods ended September 30, 2016, respectively, as compared to $69,000 and $172,000, respectively, for the same periods in 2015. This decrease was related to the reduction in cash and cash equivalents and short term investments.
Interest expenses was approximately $0.8 million and $1.9 million for the three-month and nine-month periods ended September 30, 2016, respectively. This expense resulted from the term loan of $25 million received on February 5, 2016. There was no interest expense in the comparative 2015 periods.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2016, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4. — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Controls over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 we identified a material weakness related to our internal control over a significant and unusual non-cash transaction.  The material weakness resulted in an inaccurate conclusion related to the accrual and presentation of an obligation incurred in connection with the litigation settlement referred to in Note 5 of the financial statements that was payable in a variable number of shares of our common stock.
During the quarter ended September 30, 2016, Management implemented new controls and strengthened existing controls over the identification and accounting for significant and unusual transactions. As of September 30, 2016, management has tested the remedial controls for a sufficient period of time and has concluded that these controls are operating effectively. Therefore, we have concluded that the material weakness in the Company's internal controls over financial reporting has been fully remediated.
Except as noted above, there has been no change in the Company's internal controls over financial reporting as of September 30, 2016, which has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.
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
Item 1A. — Risk Factors
We intend to review our drug development activities and strategic alternatives, and may determine to change our business strategy.
We expect to complete the second analysis of the top-line data from our pivotal Phase 3 trial of aldoxorubicin in STS in November or early December 2016. Following the analysis, we plan to schedule a pre-NDA meeting with the FDA,  seek marketing approval, and commercialize or partner aldoxorubicin.  Pending the meeting with the FDA, which we believe could occur in the first quarter of 2017, we may consider possible strategic transactions, including a possible sale or merger of our company or possible acquisition or business combination. There is no assurance that we will be able to obtain FDA approval of aldoxorubin. There also is no assurance that we would be successful in pursuing any strategic transaction.  If we complete a strategic transaction our future business could change, perhaps materially, from our current business, and we may not realize the anticipated benefits of a strategic transaction.
To finance strategic transactions, we may choose to issue shares of our common stock or preferred stock, which would dilute your ownership interest in us. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders.
Because we have no source of significant recurring revenue, we must depend on financing to sustain our operations.
Our revenue was $0.1 million respectively for the year ended December 31, 2015 and the nine months ended September 30, 2016. We will have no significant recurring revenue unless we are able to commercialize aldoxorubicin or one or more product candidates that we may develop or acquire, which commercialization may require us to first enter into license or other strategic arrangements with third parties.
We had cash and cash equivalents of approximately $58.9 million as of September 30, 2016, which includes the proceeds from a $25 million debt financing earlier this year.
We believe that our existing cash and cash equivalents, together with the net proceeds of this offering, will be sufficient to fund our operations for the foreseeable future.
Even if we obtain marketing approval and successfully commercialize aldoxorubicin or other product candidate, we anticipate it will take a minimum of two years, and likely longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to security holders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

Our common stock may be delisted from The Nasdaq Capital Market.
On August 24, 2016, we received notice from The Nasdaq Stock Market ("Nasdaq") that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).  The notice indicates that we will have 180 calendar days, or until February 21, 2017, to regain compliance with this requirement.
We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive business days during the 180-day compliance period.  If we do not regain compliance during the initial compliance period, we may be eligible for additional time to regain compliance.  To qualify, we will be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period.  If we meet these requirements, we expect that Nasdaq will grant us an additional 180 calendar days to regain compliance with the minimum bid price requirement.  If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we expect that Nasdaq will notify us that our common stock will be subject to delisting.
We have been, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.
In May 2016, we settled federal securities class actions lawsuits filed in 2014 against us and certain of our officers and directors, and two stockholder derivative claims are pending against us and certain of our officers and directors in the Delaware Chancery Court.
In July, 2016, two class action complaints were filed against us and certain of our executive officers in the U.S. District Court of California. On October 26, 2016, the Court entered an order consolidating the actions.
Securities-related class action lawsuits and derivative litigation have often been brought against biotechnology and biopharmaceutical companies such as ours, which often experience significant stock price volatility in connection with their product development programs.
Although we carry director's and officer's and other liability insurance which will be utilized in the defense of these matters, the insurance may not be sufficient to cover future liabilities that we may incur in connection with pending or future legal or administrative actions.
Item 6. — Exhibits
The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CytRx Corporation

Date: November 9, 2016	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
1.1
Engagement Letter, dated as of July 14, 2016, between CytRx Corporation and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 15, 2016)

4.1†	Amendment No. 3 to Shareholder Protection Rights Agreement
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 15, 2016)
10.1
Form of Securities Purchase Agreement, dated as of July 15., 2016, among CytRx Corporation and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of Form 8‑K filed on July 15, 2016)

31.1†	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2†	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

† Filed herewith.
* Furnished herewith.