Form 10-K
period 2016-12-31
CYTRX CORP
filed 2017-03-15
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15327

CytRx Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11726 San Vicente Blvd, Suite 650,
Los Angeles, California	90049
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 826-5648

________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Capital Market
Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Based on the closing price of the Registrant's common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2016 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $136 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant's common stock as of March 15, 2017 was 117,322,895.

CYTRX CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

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
# 1 #

PART I

Item 1. BUSINESS
COMPANY OVERVIEW
We are a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin, our modified version of the widely-used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone. Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S.  FDA for the treatment of soft tissue sarcomas (STS). ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA.  European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits. We are also developing new anti-cancer drug conjugates that utilize our Linker Activated Drug Release (LADRTM ) technology.
In July 2016, we announced the initial analysis of top-line data from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients at 79 sites in 15 countries, including the U.S. and Canada.
In November 2016, we announced positive updated results from our pivotal Phase 3 clinical trial evaluating aldoxorubicin compared to investigator's choice in patients with relapsed or refractory soft tissue sarcomas (STS).  The study demonstrated a statistically significant improvement in progression-free survival (PFS) between aldoxorubicin and investigator's choice therapy in 246 patients with leiomyosarcoma and liposarcoma, (p=0.007).  The hazard ratio (HR) was 0.62 (95% CI 0.44-0.88), representing a 38% reduction in the risk of tumor progression for patients receiving aldoxorubicin versus investigator's choice.  Leiomyosarcoma and liposarcoma are the two most common types of STS and accounted for 57% of the patients enrolled in the trial.

Aldoxorubicin demonstrated a statistically significant improvement in PFS over investigator's choice in 312 patients treated in North America plus Australia (p=0.028; HR=0.71, 95% CI 0.53-0.97), which represented 72% of the total trial population.  As previously reported, aldoxorubicin performed better than investigator's choice for the entire study population and narrowly missed statistical significance (p=0.12; HR=0.81, 95% CI 0.64-1.06).  All responses and PFS were determined by an independent, blinded central lab assessment of scans.

Based upon the updated results of the Phase 3 trial, we have been granted a Type B pre-New Drug Application, or pre-NDA, meeting with the FDA to discuss the regulatory path forward for aldoxorubicin.  Depending upon the outcome of the meeting, which is scheduled in March 2017, we intend to file an NDA with the FDA.

We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer in which we currently expect to announce top-line data in the second quarter of 2017, as the number of deaths and/or progressions needed for data analysis have not yet been reached. We are also evaluating aldoxorubicin in a Phase 1b/2 trial in combination with ifosfamide in patients with STS. We previously completed Phase 2 clinical trials of aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and HIV-related Kaposi's Sarcoma, a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.

 We also are engaged at our laboratory facility in Freiburg, Germany in preclinical development in a new class of  oncology candidates utilizing our LADRTM technology to attach ultra-high potency drugs to albumin (10-1000 times more potent than traditional chemotherapies; these drugs are attached only to antibodies as antibody-drug conjugates, ADCs) to target tumors.
     We are a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648. Our web site is located at http://www.cytrx.com. We do not incorporate by reference into this Annual Report the information on, or accessible through, our website, and you should not consider it as part of this Annual Report.
# 2 #

OUR PRODUCT CANDIDATE PIPELINE
The following table summarizes our product candidates and their current or impending stages of development:

Technology	Product candidate	Indication(s)	Stage of Development
Doxorubicin conjugate	Aldoxorubicin	Soft Tissue Sarcoma	Pivotal Global Phase 3 ongoing
		Small-Cell Lung Cancer	Global Phase 2b ongoing
		Glioblastoma Multiforme	Phase 2 completed
		Kaposi's Sarcoma	Phase 2 completed
		Combination with ifosfamide	Phase 1b ongoing
		Combination with gemcitabine	Phase 1b completed
LADRTM for high potency albumin-binding drug conjugates	To be announced	To be announced	Pre-clinical

OUR CLINICAL DEVELOPMENT PROGRAMS
Our current clinical development programs are discussed below.
Aldoxorubicin
Aldoxorubicin is a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of tumors.  Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin. In the first quarter of 2014, we initiated under a Special Protocol Assessment ("SPA") granted by the FDA a pivotal, global Phase 3 trial of aldoxorubicin as a therapy for patients with STS whose tumors have progressed following treatment with chemotherapy.
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

# 3 #

Pre-clinical data. In a variety of preclinical models, aldoxorubicin was superior to doxorubicin at equitoxic doses in its ability to allow an increase in the total doxorubicin dose, its antitumor efficacy and its safety, including a reduction in cardiotoxicity. Animal studies conducted by aldoxorubicin inventor Dr. Felix Kratz demonstrated statistically significant efficacy compared to both placebo and native doxorubicin against breast, ovarian, pancreatic and small cell lung cancer models growing in immunodeficient mice.
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
Clinical data. In July 2016, we announced the initial analysis of top-line data from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients at 79 sites in 15 countries including the U.S. and Canada.  Aldoxorubicin performed better than investigator's choice for the entire study population, and narrowly missed statistical significance in progression-free survival, or PFS (p=0.12; HR=0.81, 95% CI 0.64-1.06), the trial's primary endpoint.  All responses were determined by an independent, blinded central radiology lab assessment of scans. Since the initial analysis, we have continued to follow patients for overall survival (OS), a secondary endpoint of the trial.
On November 29, 2016, we announced updated results from the Phase 3 clinical trial, which demonstrated a statistically significant improvement in PFS between aldoxorubicin and investigator's choice therapy in 246 patients with either leiomyosarcoma or liposarcoma, (p=0.007).  The hazard ratio (HR) was 0.62 (95% CI 0.44-0.88), representing a 38% reduction in the risk of tumor progression for patients receiving aldoxorubicin versus investigator's choice.  Leiomyosarcoma and liposarcoma, the two most common types of STS, accounted for 57% of the patients enrolled in the overall trial.  Aldoxorubicin also demonstrated a statistically significant improvement in PFS over investigator's choice in 312 patients treated in North America plus Australia (p=0.028; HR=0.71, 95% CI 0.53-0.97).
In the entire study population, aldoxorubicin achieved a statistically significant improvement in the disease control rate, or DCR (defined as objective response rate, or ORR, plus stable disease for at least four months) of 29.4% versus 20.5% for the patients treated with investigator's choice (p=0.030).  In North American patients, the benefit was more pronounced, with aldoxorubicin-treated patients exhibiting a DCR of 32.9%, compared to 19.2% for patients treated with investigator's choice (p=0.007), an overall improvement of 71%.  ORR in North American patients also favored aldoxorubicin over investigator's choice, 8.7% versus 3.3% (p=0.058).
Aldoxorubicin did not cause clinically significant cardiac, renal, or hepatic toxicities.  For the global trial population, the most commonly reported adverse events were neutropenia and anemia consistent with prior clinical trials with aldoxorubicin.  Grade 3 or higher adverse events were manageable with supportive care and occurred at a rate of 61% for patients receiving aldoxorubicin and 46% in patients treated with investigator's choice.  Treatment-emergent adverse events leading to discontinuation occurred in 4.2% of patients treated with aldoxorubicin, compared to 6.3% for patients receiving investigator's choice.  Serious adverse events, primarily febrile neutropenia that resolved and rarely led to treatment termination occurred more frequently in patients administered aldoxorubicin.  Three treatment-related deaths occurred in aldoxorubicin-treated patients, while there were no treatment-related deaths among patients receiving investigators' choice of drugs.
Based upon the updated results of the Phase 3 trial, we requested and the FDA granted us a Type B pre-NDA meeting which will occur in the first quarter of 2017.  Subject to the outcome of this meeting, we intend to file an NDA with the FDA.
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
# 4 #

In our 123-subject clinical trial, subjects with advanced STS were administered either 350 mg/m2 of aldoxorubicin (83 subjects) or 75 mg/m2 of doxorubicin (40 subjects) every three weeks for up to six cycles. Subjects were followed every six weeks with CT scans to monitor tumor size. The primary endpoint was PFS as determined by a blinded radiology review performed at an independent central radiology laboratory. Secondary endpoints included overall response rates (complete and partial) and PFS at six months for each group, and overall survival.  The results from this trial were published in the Journal of the American Medical Association (JAMA) Oncology in September 2015 (JAMA Oncology 2015 Sep 17:1-9.).
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
# 5 #

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
In September 2016, we completed enrollment in our global Phase 2b clinical trial evaluating aldoxorubicin compared to topotecan in subjects with extensive-stage small cell lung cancer (SCLC) who have relapsed or were refractory to prior chemotherapy. The open-label Phase 2b clinical trial enroll approximately 135 patients (1:1 randomization).  The primary endpoint is PFS and the secondary endpoints are OS, overall response rates (partial and complete) and the safety of aldoxorubicin compared to topotecan in this population.  Top-line results from this study are expected in the second quarter of 2017.
We completed a Phase 2 clinical trial evaluating the preliminary efficacy and safety of aldoxorubicin in patients with unresectable glioblastoma whose tumors have progressed following prior treatment with surgery, radiation and with the drug temozolomide. The clinical trial has enrolled its target of 28 patients and demonstrated that an albumin-binding therapy can enter the brain and have anti-tumor activity. At the 2016 American Society for Clinical Oncology (ASCO) Annual Meeting, the trial results were presented including the median overall survival of 8.6 months.
We completed a Phase 2 clinical trial evaluating the preliminary efficacy of aldoxorubicin in patients with AIDS-related Kaposi's sarcoma, a tumor usually associated with HIV infection in the U.S. The current standard-of-care for severe dermatological and systemic Kaposi's sarcoma is liposomal doxorubicin (Doxil); however, a significant proportion of patients exhibit minimal or no clinical response to this agent, and the drug's toxicity often prevents continued therapy. The Phase 2 trial was conducted at the LSU Medical Center in New Orleans, Louisiana.  Results were presented at the 2016 ASCO Annual Meeting showing that aldoxorubicin localized in the tumor lesions and compared to non-tumor tissues.  Eleven of 13 patients (85%) treated with low dose aldoxorubicin achieved a partial response at week four.
We are also conducting a Phase 1b/2 trial in combination with ifosfamide in patients with STS, and completed a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. Since most chemotherapy agents are administered in combination with other chemotherapeutics, these studies will demonstrate the dose of aldoxorubicin that can be administered with two other chemotherapies that are commonly used to treated patients with sarcomas, pancreatic cancer, ovarian cancer and lung cancer.
Drug Discovery Laboratory
Our laboratory, located in Freiburg, Germany, is conducting discovery and translational research to create drug candidates that utilize our LADR™ technologies to create high potency cytotoxic drug conjugates that bind albumin in the body, and then concentrate drug in tumors.  Led by Felix Kratz, Ph.D., Vice President of Drug Discovery and inventor of aldoxorubicin, the discovery team is working to expand our novel albumin-binding anti-cancer drug pipeline using LADR™ linkers to create unique drug conjugates.
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
# 6 #

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
Research and Development
Expenditures for research and development activities related to continuing operations were $35.9 million, $43.4 million and $36.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, or approximately 68%, 68% and 74%, respectively, of our total expenses. For further information regarding our research and development activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.
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
Commercialization and Marketing
We currently have no sales, marketing or commercial product distribution capabilities or experience in marketing products. If aldoxorubicin is approved, we would likely look to a strategic partner to commercialize aldoxorubicin in the United States.
We have not yet defined our commercial strategy for aldoxorubicin for markets outside the United States, which strategy may include the use of strategic partners, distributors or a contract sales force. We plan to further evaluate these alternatives as we approach potential approval for aldoxorubicin.
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
As of December 31, 2016, we held rights in four granted U.S. patents, 55 granted foreign patents, three pending U.S. applications, and eighteen pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from KTB Tumorforschungs GmbH, or KTB, to U.S. and foreign patents and patent applications. Patents and applications that cover pharmaceutical compositions of aldoxorubicin, processes for their production, and their use in treatment methods (e.g., cancer (including glioblastoma), viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have unextended patent terms expiring between June 2020 and June 2034. Additionally, we have one pending international application covering our LADRTM technology and DK049. The unextended patent term of patents that issue covering our LADRTM technology and DK049 is June 2036.
# 7 #

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
# 8 #

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

STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or both, chemotherapy is the only option. First-line therapy for STS patients typically includes doxorubicin either by itself or in combination olaratumab (LartruvoTM) marketed by Eli Lilly & Co., or ifosfamide. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, gemcitabine with docetaxel, dacarbazine and liposomal doxorubicin. Novartis's pazopanib (Votrient®) was approved in the United States and Europe in 2012 for the treatment of certain types of advanced STS following prior chemotherapy. Trabectedin (Yondelis®) was approved in 2015 for patients with leiomyosarcoma or liposarcoma that have had prior treatment with an anthracycline such as doxorubicin.  In 2016, eribulin (Halaven®) was approved for patients with liposarcoma that have had prior treatment with an anthracycline.   There are other approaches to treating STS in clinical development, including Morphotek's ontuxizumab in combination with chemotherapy, and Tracon Pharmaceuticals' TRC-105 in combination with pazopanib.

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
Treatment for newly diagnosed SCLC typically consists of cisplatin or carboplatin in combination with etoposide. Radiation may also be given for extensive-stage disease.  While first-line treatment can yield overall response rates of 50-80%, the duration of response is often less than 90 days.  For recurrent SCLC, topotecan (Hycamtin®) is the FDA-approved standard therapy.  SCLC patients who are sensitive to first-line treatment may receive topotecan or the generic chemotherapeutic drugs irinotecan, taxanes, gemcitabine or vinorelbine.  Drugs in development for second-line SCLC include Bristol-Myers Squibb's nivolumab (Opdivo®) and ipilumimab (Yervoy®) and rovalpituzumab tesirine by AbbVie, Inc.

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
# 9 #

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
# 10 #

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
Employees
As of March 11, 2017, we had twenty-seven employees, six of whom were engaged in clinical development activities, thirteen of whom were engaged in preclinical research at our Freiburg, Germany laboratory, and eight of whom were involved in management and administrative operations.
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
We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $50.8 million for the year ended December 31, 2016 and $58.6 million for the year ended December 31, 2015 and had an accumulated deficit as of December 31, 2016 of $416.2 million. We are likely to continue to incur losses unless and until we are able to commercialize aldoxorubicin or one or more of our other existing or possible future product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.
Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.
Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities under our "shelf" registration statements on Form S-3 filed with the SEC and proceeds from the exercise of options and
# 11 #

warrants to generate funds needed to finance our business and operations. We will need to raise additional capital to, among other things:
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
The depressed market price of our common stock may severely limit our ability to continue to raise capital, because the aggregate or market value of our common stock held by non-affiliates, referred to as our "public float," as of the file date of this Annual Report is less than $75 million.  As a result, under Instruction I.B.6 to Form S-3 the aggregate amount of securities that we can offer and sell under our "shelf" registration statements in any 12-month period cannot exceed one-third of our public float, or approximately $15.6 million as of March 15, 2017.  If our public float increases to $75 million or more, we will no longer be subject to this limitation.
At December 31, 2016, we had cash and cash equivalents of approximately $57.0 million, but we are required under the terms of our outstanding loan-term debt to maintain cash on hand of not less than three months projected cash burn or $10 million, whichever is greater. Management believes that our current resources, will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2017 of approximately $39.8 million, which includes approximately $16.4 million for our clinical programs for aldoxorubicin, approximately $3.7 million for pre-clinical development of high potency cytotoxic albumin-binding cancer drugs, approximately $3.2 million for general operation of our clinical programs, approximately $8.0 million for other general and administrative expenses, and $8.5 million for interest and payments on our outstanding term loan. These projected expenditures and payments assume that we will not suffer a "material adverse event" which could trigger the lenders' acceleration of our outstanding term loan, and are based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
If we receive a negative response from the FDA in our planned pre-NDA meeting, we may reduce our headcount and discontinue certain development programs and drug discovery activities. For these reasons and others, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods. Furthermore, if we obtain marketing approval and successfully commercialize aldoxorubicin, or another product candidate, we anticipate it will take a minimum of two years, and likely longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.
If we do not achieve our projected development goals in the time frames we estimate, the commercialization of our products may be delayed and our business prospects may suffer. Our financial projections also may prove to be materially inaccurate.
From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings such as the discussions in this Annual Report of the expected timing of the pre-NDA meeting with the FDA and of certain other milestones relating to our aldoxorubicin clinical development programs.
# 12 #

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
# 13 #

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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, aldoxorubicin has shown encouraging preliminary clinical results in our Phase 2b clinical trial as a treatment for STS; however, these conclusions may not be reproduced in future clinical trial results; for instance, the Phase 3 pivotal clinical trial testing aldoxorubicin as a treatment for STS narrowly missed statistical significance although it demonstrated a statistically significant improvement in PFS over investigator's choice in 312 patients treated in North America plus Australia . Accordingly, we, or any development partners, may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of aldoxorubicin for any indication.
Further, we may experience delays in clinical trials of our product candidates. We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:
# 14 #

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
# 15 #

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
# 16 #

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
# 17 #

If a third-party claims that we are infringing on its proprietary rights, any of the following may occur:
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
# 18 #

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

# 19 #

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

STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or both, chemotherapy is the only option. Doxorubicin is the only approved first-line drug for treating STS patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, gemcitabine with docetaxel, dacarbazine and liposomal doxorubicin marketed in the United States as Doxil® by Johnson & Johnson. Pazopanib (Votrient®), developed by GlaxoSmithKline and now marketed by Novartis, was approved in the United States and Europe in 2012 for the treatment of certain types of advanced STS following prior chemotherapy. In October 2015, the Janssen unit of Johnson & Johnson received approval for trabectedin (Yondelis®) for the treatment of patients with leiomyosarcoma and liposarcoma, that have previously received an anthracycline-containing regimen. In January 2016, the FDA approved Eisai's eribulin (Halaven®) as a treatment for patients with unresectable or metastatic liposarcoma who have received a prior anthracycline. Eli Lilly is conducting a Phase 3 clinical trial with olaratumab in combination with doxorubicin in first-line STS. Eli Lilly stated in October 2015 that they plan to submit a rolling new drug application based on the Phase 2 clinical trial results in STS. There are other approaches to treating STS in clinical development, including Morphotek's ontuxizumab in combination with chemotherapy, and Tracon Pharmaceuticals' TRC-105 in combination with pazopanib.

# 20 #

Patients with glioblastoma multiforme, or GBM, generally undergo invasive brain surgery, although disease progression following surgery is nearly 100%. The front-line therapy for GBM following surgery is radiation in combination with temozolomide (Temodar®). Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients progressing after prior therapy. Drugs in development to treat GBM include nivolumab by Bristol-Myers Squibb, DCVax by Northwest Biotherapeutics, TRC-105 from Tracon Pharmaceuticals, veliparib by AstraZeneca and buparlisib by Novartis.

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
# 21 #

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
# 22 #

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
# 23 #

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

•	our dependence upon key scientific personnel, including Felix Kratz, Ph.D., our Vice President of Drug Discovery.
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
To raise additional capital, we may in the future offer additional shares of our common stock, preferred stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share that you may pay for the shares of our common stock offered hereby. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share that you may pay for the shares of our common stock.

Our common stock may be delisted from The NASDAQ Capital Market.
On August 24, 2016, we received notice from The NASDAQ Capital Market ("Nasdaq") that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).  The notice indicates that we will have 180 calendar days, or until February 21, 2017, to regain compliance with this requirement. On February 22, 2017, Nasdaq notified us that we are eligible for an extension to comply with the minimum $1.00 bid price requirement through August 21, 2017, by which date we must evidence compliance for at least ten consecutive business days. If compliance cannot be demonstrated by August 21, 2017, Nasdaq will provide written notification that our common stock will be delisted. In the event of such a notification, we may appeal Nasdaq's determination, but there can be no assurance Nasdaq would grant any such request for continued listing.
If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we expect that Nasdaq will notify us that our common stock will be subject to delisting.
# 24 #

We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.
The market price of our common stock in 2016 ranged from $0.36 to $3.66 per share, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:
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
As of December 31, 2016, we had outstanding stock options to purchase 17,479,770 shares of our common stock at a weighted-average exercise price of $2.37 per share and outstanding warrants to purchase 32,502,790 shares of common stock at a weighted-average exercise price of $0.68 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
We have registered with the SEC the resale by the holders of all or substantially all shares of our common stock issuable upon exercise of our outstanding options and warrants. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.
# 25 #

We cannot assure investors that our internal controls will prevent future material weaknesses.
As of December 31, 2015, we identified a control deficiency in our financial reporting process concerning a non-routine and unusual item that constituted a material weakness in our internal controls.  Since then, we have performed a comprehensive review of significant and unusual transactions, and during the quarter ended September 30, 2016, we implemented new controls and strengthened existing controls over the identification and accounting for significant and unusual transactions.  As of September 30, 2016, our management concluded that the controls were operating effectively and that the material weakness as of December 31, 2015 had been fully remediated.  There can be no assurance, however, that the new controls will prevent the weakness from re-occurring in the future.
There also can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
We are subject to legal actions that could adversely affect our financial condition.
We announced in December 2015 and January 2016 that we agreed to settle federal securities class actions and stockholder derivative lawsuits filed in 2014 against us and certain of our officers and directors. In July 2016, Securities-related class action lawsuits and derivative litigation have often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for biotechnology and biopharmaceutical companies such as ours, which often experience significant stock price volatility in connection with their product development programs.
As described further in Item 3 of Part I of this Annual Report, our directors and certain of our officers are subject to stockholder derivative claims pending in the Delaware Court of Chancery and we and certain of our officers are subject to class-action complaints filed in the U.S. District Court for the Central District of California. Although we carry director's and officer's and other liability insurance, we must pay the first legal fees and other litigation expenses incurred up to the application retention, or deductible, amounts under our insurance policies, and the insurance may not be sufficient to cover all of the liabilities that we may incur in connection with the pending or possible future legal actions.  As a result, the pending legal proceedings and any future legal actions may adversely affect out financial condition.
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
# 26 #

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We lease our headquarters in Los Angeles, California. The lease covers approximately 5,739 square feet of office and storage space and expires in February 2020.  Our monthly rent is $20,752, which is subject to annual increases.  In addition to the monthly rent, we are responsible for paying our allocable portion of operating expenses.  We have an option to extend the term of the lease for a five-year period and a right of first offer during the extended lease term to lease any available space on the sixth floor of the premises, subject to the terms and conditions set forth in the lease agreement.  We also lease additional storage space for approximately 540 square feet. This lease expires in February 2020, and requires us to make monthly payments of $1,185, subject to annual increases.
We lease laboratory space in Freiburg, Germany, covering approximately 376 square meters (4,047 square feet). In January, 2016, we signed a lease amendment increasing the space to 752 square meters (8,094 square feet), effective August 1, 2016. Our monthly rent is €10,070 (approximately $11,143), which is subject to annual increases. The amended lease expires on September 30, 2018, and we have an option to extend the term of the lease for up to three additional three-year periods.
# 27 #

Item 3. LEGAL PROCEEDINGS
The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. As previously reported in the Company's Quarterly Report filed with the SEC on November 9, 2016, the following actions are currently outstanding:
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
Shareholder Derivative Actions in Delaware.  There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.  Following competing motions for appointment of a lead plaintiff and lead counsel, on February 22, 2017, the Court of Chancery appointed Niedermeyer et al. as the lead plaintiffs in the complaint.  We and the defendant officers and defendants will be responding appropriately to the operative complaint.
Class Action in California.  On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. On January 13, 2017, a first amended complaint was filed in the Crihfield matter, which is now the controlling pleading. We and the individual defendants filed a motion to dismiss the first amended complaint on March 14, 2017.
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
      We evaluate developments in legal proceedings and other matters on a quarterly basis. If an unfavorable outcome becomes probable and reasonably estimable, we could incur charges that could have a material adverse impact on our financial condition and results of operations for the period in which the outcome becomes probable and reasonably estimable
# 28 #

Item 4. MINE SAFETY DISCLOSURES
Not Applicable.

# 29 #

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Capital Market under the symbol "CYTR." The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:
	High	Low
Fiscal Year 2016:
Fourth Quarter	$0.74	$0.36
Third Quarter	$2.67	$0.55
Second Quarter	$3.66	$2.13
First Quarter	$3.08	$1.55

Fiscal Year 2015:
Fourth Quarter	$3.41	$2.32
Third Quarter	$4.20	$1.98
Second Quarter	$5.42	$3.30
First Quarter	$3.88	$2.51

Holders
On March 15, 2017, there were approximately 387 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.
Dividends
We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.
Equity Compensation Plans
The following table sets forth certain information as of December 31, 2016, regarding securities authorized for issuance under our equity compensation plans:
# 30 #

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Number of Issued Shares of Restricted Stock	(c) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock, Warrants and Rights	Number of Securities Remaining Available for issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) and (b)
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	487,690	—	$6.89	—
2008 Stock Incentive Plan	16,992,080	2,325,581	2.14	12,112,719
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	32,502,790	—	0.68	—
Total	49,982,560	2,325,581	$1.23	12,112,719
______________

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
Comparison of Cumulative Total Returns
The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and The NASDAQ Pharmaceutical Index (the "Peer Index") for the five-year period from December 31, 2012 to December 31, 2016. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 31, 2011, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.
Comparison of Cumulative Total Returns

	December 31,
	2012	2013	2014	2015	2016
CytRx Corporation	95.41	319.90	139.80	135.20	18.88
The NASDAQ Stock Market Index	117.45	164.57	188.84	201.98	219.89
The NASDAQ Pharmaceutical Index	133.05	219.35	286.31	302.95	236.32

Recent Issuances of Unregistered Securities
None.
Repurchase of Shares
We did not repurchase any of our shares during the year ended December 31, 2016.
# 31 #

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
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue
Licensing revenue	$200,000	$100,000	$100,000	$300,000	$100,000
Total revenue	$200,000	$100,000	$100,000	$300,000	$100,000

Net loss	$(50,771,000)	$(58,587,000)	$(30,118,000)	$(47,485,000)	$(17,964,000)
Basic and diluted loss per share applicable to common stock	$(0.63)	$(0.97)	$(0.55)	$(1.44)	$(0.78)
`
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$56,959,000	$57,297,000	$77,840,000	$38,568,000	$38,344,000
Total assets	$62,770,000	$67,024,000	$85,693,000	$41,500,000	$40,232,000
Total stockholders' equity	$24,777,000	$44,079,000	$67,911,000	$10,661,000	$30,166,000

Factors Affecting Comparability
In December 2016, we completed a public offering of 11.5 million shares of our common stock and 3,300 shares of our Series B Convertible Preferred Stock and re-priced outstanding July 2016 warrants to purchase 19.4 million shares of our common stock and extended the term of the warrants to July 2018.  Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $7.5 million.
In July 2016, we completed a public offering issuing 28.6 million shares of our common stock and one-year warrants to purchase an equal number of shares of our common stock in a public offering. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $18.3 million.
In July 2015, we completed a $28.7 million underwritten public offering, in which we sold and issued approximately10.5 million shares of common stock at a price of $2.75 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $26.8 million.
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
# 32 #

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
Overview
CytRx Corporation
We are a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin, our modified version of the widely-used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone. Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S.  FDA for the treatment of soft tissue sarcomas (STS). ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA.  European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits. We are also developing new anti-cancer drug conjugates that utilize our Linker Activated Drug Release (LADRTM ) technology.
In July 2016 we announced the initial analysis of top-line data from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients at 79 sites in 15 countries including the U.S. and Canada.
In November 2016 we announced updated results from our pivotal Phase 3 clinical trial evaluating aldoxorubicin compared to investigator's choice in patients with relapsed or refractory soft tissue sarcomas (STS).  The study demonstrated a statistically significant improvement in progression-free survival (PFS) between aldoxorubicin and investigator's choice therapy in 246 patients with leiomyosarcoma and liposarcoma, (p=0.007).  The hazard ratio (HR) was 0.62 (95% CI 0.44-0.88), representing a 38% reduction in the risk of tumor progression for patients receiving aldoxorubicin versus investigator's choice.  Leiomyosarcoma and liposarcoma are the two most common types of STS and accounted for 57% of the patients enrolled in the trial.

Aldoxorubicin demonstrated a statistically significant improvement in PFS over investigator's choice in 312 patients treated in North America plus Australia (p=0.028; HR=0.71, 95% CI 0.53-0.97).  As previously reported, aldoxorubicin performed better than investigator's choice for the entire study population and narrowly missed statistical significance (p=0.12; HR=0.81, 95% CI 0.64-1.06).  All responses and PFS were determined by an independent, blinded central lab assessment of scans.

Based upon the updated results of the Phase 3 trial, we have been granted a Type B pre-New Drug Application, or pre-NDA, meeting with the FDA to discuss the regulatory path forward for aldoxorubicin.  Depending upon the outcome of the meeting, which is scheduled to occur in March 2017, we intend to file an NDA with the FDA.

We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer in which we currently expect to announce top-line data in the second quarter of 2017, as the number of deaths and/or progressions needed for data analysis have not yet been reached. We are also evaluating aldoxorubicin in a Phase 1b/2 trial in combination with ifosfamide in patients with STS. We previously completed Phase 2 clinical trials of aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and HIV-related Kaposi's Sarcoma, a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.

We are also engaged at our laboratory facility in Freiburg, Germany in preclinical development in a new class of oncology candidates utilizing our LADRTM technology to attach ultra-high potency drugs to albumin (10-1000 times more potent than traditional chemotherapies; these drugs are attached only to antibodies as antibody-drug conjugates, ADCs) to target tumors.
In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and we recently secured long-term financing. We also have received limited funding from our strategic partners and licensees.
At December 31, 2016, we had cash and cash equivalents of approximately $57.0 million but we are required under the terms of our outstanding long-term debt to maintain cash on hand of not less than three months' projected cash burn or $10 million, whichever is greater. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2017 of approximately $39.8 million, which includes approximately $16.4 million for our clinical programs for aldoxorubicin, approximately $3.7 million for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs, approximately $3.2 million for general operation of our clinical programs, approximately $8.0 million for other general and administrative expenses and $8.5 million of interest and principal payments on our outstanding term loan. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our primary research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
# 33 #

Research and Development
Expenditures for research and development activities related to continuing operations were $35.9 million, $43.4 million and $36.7 million, respectively, for the years ended December 31, 2016, 2015 and 2014, or approximately 68%, 68% and 74%, respectively, of our total expenses.
Research and development expenses are further discussed below under "Critical Accounting Policies and Estimates" and "Results of Operations."
Our currently projected expenditures for 2017 include approximately $16.4 million for our clinical programs for aldoxorubicin, approximately $3.7 million for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs, and approximately $3.2 million for general operation of our clinical programs. The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical programs, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.
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
# 34 #

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
Clinical Trial Expenses
Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various contract research organizations, or CROs, in connection with conducting clinical trials of our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method is the best measure of the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates prove to be incorrect, clinical trial expenses recorded in any particular period could vary.
Stock-based Compensation
Our stock-based employee compensation plans are described in Note 14 of the Notes to Financial Statements. We follow the provisions of ASC 718, Compensation - Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share attributable to common shareholders is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 50.0 million, 21.4 million and 17.4 million shares at December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.
# 35 #

Liquidity and Capital Resources
General
In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and we a long-term loan financing completed in February 2016. We also have received limited funding from our strategic partners and licensees.
At December 31, 2016, we had cash and cash equivalents of approximately $57.0 million but we are required under the terms of our outstanding long-term debt to maintain cash on hand of not less than three months' projected cash burn or $10 million, whichever is greater. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for 2017 of approximately $39.8 million, which includes approximately $16.4 million for our clinical programs for aldoxorubicin, approximately $3.7 million for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs approximately $3.2 million for general operation of our clinical programs, approximately $8.0 million for other general and administrative expenses and $8.5 million for interest and payments on our outstanding term loan. These projected expenditures are based upon numerous assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our primary research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
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
Discussion of Operating, Investing and Financing Activities
Net loss for the year ended December 31, 2016 was $50.8 million, and cash used for operating activities for that period was $49.9 million. The net loss reflects $6.7 million of stock option and warrant expense, and a non-cash gain of $3.8 million on the fair value adjustment of the warrant liability.
Net loss for the year ended December 31, 2015 was $58.6 million, and cash used for operating activities for that period was $47.6 million. The net loss reflects $7.4 million of stock option and warrant expense, and a non-cash gain of $4.4 million on the fair value adjustment of the warrant liability.
Net loss for the year ended December 31, 2014 was $30.1 million, and cash used for operating activities for that period was $40.6 million. The net loss reflects $6.6 million of stock option and warrant expense, and a non-cash gain of $19.1 million on the fair value adjustment of the warrant liability.
For the year ended December 31, 2016, $34.0 million was provided by investing activities. This included $35.0 million of net proceeds from the sale of short-term investments partially offset by the purchase of equipment and furnishings of $1.0 million, primarily for our laboratory in Freiburg, Germany.
For the year ended December 31, 2015, $10.3 million was provided by investing activities. This included $10.6 million net proceeds from the sale of short-term investments and the difference for purchase of equipment and furnishings, primarily for our laboratory in Freiburg, Germany.
# 36 #

For the year ended December 31, 2014, $19.5 million was used for investing activities. This included $18.5 million net for the purchase of short-term investments.
Cash provided by financing activities for the year ended December 31, 2016 was $50.5 million, which included $25.8 million of net proceeds received from our December and July 2016 public offerings.  We also received net proceeds of $24.0 million from our long-term loan financing in February 2016 and $0.7 million from the exercise of stock options and warrants.
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
Contractual Obligations
We acquire assets still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). We also typically have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.
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
Our current contractual obligations that will require future cash payments are as follows (in thousands):
	Payments due by periods as of December 31, 2016
Contractual Obligations	Total	Year 1	Years 2 and 3	Years 4 and 5	Years 6 and beyond
Operating lease obligations (1)	$1,107	$397	$651	$59	$—
Employment obligations (2)	8,110	3,257	2,739	2,114	—
Term loan obligation (3)	30,706	8,037	19,290	3,379	—
R&D contract obligations (4)	19,409	19,325	84	—	—
Total contractual obligations	$59,332	$31,016	$22,764	$5,552	$—

(1)	Operating leases are primarily our facility lease obligations, as well as equipment and software lease obligations with third party vendors.

(2) Employment agreements include management contracts that provide for minimum salary levels, adjusted periodically at the discretion of our Compensation Committee, as well as minimum bonuses and employee benefits, in some cases.

(3) Term loan obligation includes principal and interest payments and an end fee payment.

(4)	Research and development obligations relate primarily to our clinical trials. All of these obligations are cancelable upon notice without liability to us.

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
# 37 #

Net Operating Loss Carryforwards

At December 31, 2016, we had federal and state net operating loss carryforwards of $333.5 million and $224.0 million, respectively, available to offset against future taxable income, which expire in 2017 through 2036.
As a result of a change in-control that occurred in the CytRx shareholder base, approximately $62.3 million in federal net operating loss carryforwards became substantially limited in their annual availability. We currently believe that the remaining $271.2 million in federal net operating loss carryforwards, and the $224.0 million in state net operating loss carryforwards, are unrestricted.
As of December 31, 2016, we also had research and development and alternative minimum tax credits for federal and state purposes of approximately $16.0 million and $21.2 million, respectively, available for offset against future income taxes, which expire in 2022 through 2036. Based on an assessment of all available evidence including, but not limited to, our limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
Results of Operations
We incurred a net loss of $50.8 million, $58.6 million and $30.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
During 2016, 2015 and 2014, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by our licensees. During 2017, we are not anticipating any significant service or license fees revenue.
If we receive a negative response from the FDA in our planned pre-NDA meeting, we may further reduce our headcount and discontinue certain development programs and drug discovery activities.  For these reasons and others, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.
Research and Development
	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Research and development expenses	$34,107	$41,805	$34,203
Non-cash research and development expenses	—	—	1,543
Employee stock and stock option expense	1,823	1,591	932
Total	$35,930	$43,396	$36,678

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
Research and development expenses incurred during 2016, 2015 and 2014 relate to our various development programs. In 2016, our research and development expenses decreased over 2015 primarily due to a reduction in costs for our pivotal, global Phase 3 clinical trial for STS with aldoxorubicin. The costs of our global Phase 2b clinical trial in SCLC remained consistent with the prior year. These expenses included approximately $27.1 million for our clinical programs for aldoxorubicin, approximately $2.3 million at our drug discovery laboratory, and approximately $4.3 million for general operation of our clinical programs. In 2015, research and development expenses totaled approximately $37.0 million for our clinical programs for aldoxorubicin, which included a full year of costs in our pivotal, global Phase trial, approximately $1.7 million at our drug discovery laboratory, and approximately $3.6 million for general operation of our clinical programs. In 2014, we initiated our pivotal, global Phase 3 clinical trial and completed our global Phase 2b clinical trial with aldoxorubicin as a first-line treatment for STS. In 2014, we also continued our Phase 2 clinical trial with aldoxorubicin in patients with late-stage glioblastoma (brain cancer), and initiated our global Phase 2b clinical trial in small cell lung cancer, a Phase 2 clinical trial in HIV-related Kaposi's sarcoma, a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma, and a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. In 2014, our development costs included approximately $29.9 million for our clinical programs for aldoxorubicin, approximately $1.0 million for pre-clinical development of new albumin-binding cancer drugs and approximately $3.3 million for general operation of our clinical programs. None of our research and development costs have ever been capitalized.
As compensation to consultants, or in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. In 2016 and 2015, we recorded $0 of non-cash expense, as compared to $1.5 million in 2014. In 2014, we issued 200,000 common shares to the licensor of aldoxorubicin in connection with the establishment of the Company's Freiburg, Germany research and development laboratory. The fair value of the shares was $0.8 million; in addition we issued restricted stock to Dr. Dan Levitt, the Company's Chief Medical Officer with a fair value of $0.6 million.  In 2016, we recorded $1.8 million of employee stock and stock option expense, as compared to $1.6 million in 2015 and $0.9 million in 2014.

# 38 #

General and Administrative
	Year Ended December 31,
	2016	2015	2014
	(In thousands)
General and administrative expenses	$11,078	$13,871	$8,724
Stock, stock option and warrant expenses to non-employees and consultants	236	226	1,737
Employee stock and stock option expense	4,677	5,568	2,384
Total	$15,991	$19,665	$12,845

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $11.1 million, $13.9 million and $8.7 million in 2016, 2015 and 2014, respectively. In 2016, the general and administrative expenses decreased by 19.8%, primarily due to a significant decrease in legal fees of $4.2 million, offset by costs incurred from pre-commercialization activities of $1.6 million, which includes salaries and consultants. In July 2016, we ceased pre-commercialization activities pending updated results of our pivotal Phase 3 trial of aldoxorubicin in STS. In 2015, these expenses increased by 59.0 % or approximately $5.1 million over 2014, as the litigation settlement expense was $5.5 million (of which a non-cash amount of $4.5 million was settled through the issuance of our common shares) and insurance premiums increased by $0.3 million, offset by a decrease in professional fees of $0.5 million, a decrease in payroll of $0.1 million and other small decreases.
From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received whichever we can measure more reliably. In 2016, we recorded $0.2 million of such expenses, as compared to $0.2 million and $1.7 million in 2015 and 2014, respectively. We recorded employee stock option expense of $4.7 million, $5.6 million and $2.4 million in 2016, 2015 and 2014, respectively.
Depreciation and Amortization
Depreciation and amortization expenses for the years ended December 31, 2016, 2015 and 2014 were approximately $0.5 million, $0.3 million and $0.2 million, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.
Other Income
In 2016, 2015 and 2014, we recognized non-cash gains of $3.8 million, $4.4 million and $19.1 million, respectively, on the revaluation of our warrant derivative liabilities related to warrants issued in July 2016 and August 2011.
Interest Income
Interest income was $0.3 million in 2016, $0.2 million in 2015 and $0.3 million in 2014. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.
Interest Expense
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender. The lenders made term loans on February 8, 2016 in the aggregate principal amount of $25 million, and at an interest rate 9.5%. On December 15, 2016, the interest rate increased to 9.75%. Total interest expense in 2016 was $2.8 million, as compared to $0 in both 2015 and 2014.
# 39 #

Recent Accounting Pronouncements
In January 2017, the FASB issued an ASU entitled "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact on our financial statements.

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The objective of ASU No. 2016-15 is to provide specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are still in the process of determining the impact that the implementation of ASU 2016-15 will have on the Company's financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. We do not believe that the adoption of this guidance will have a material impact on our financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes". ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of this update will not have a material effect on our financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40)". The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the annual reporting periods ending after December 15, 2016, and for interim periods thereafter. The Company adopted this Accounting Standard on its financial statements in the year ended December 31, 2016.
# 40 #

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2016, it would not have had a material effect on our results of operations or cash flows for that period.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplemental schedule and notes thereto as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, together with the reports thereon of our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Item 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2016, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016, as described further below.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to have a material effect, on our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 we identified a material weakness related to our internal control over a significant and unusual non-cash transaction.  The material weakness resulted in an inaccurate conclusion related to the accrual and presentation of an obligation incurred in connection with the litigation settlement referred to in Note 9 of the financial statements that was payable in a variable number of shares of our common stock. During the quarter ended September 30, 2016, we implemented new controls and strengthened existing controls over the identification and accounting for significant and unusual transactions. We have tested the remedial controls for a sufficient period of time and have concluded that these controls are operating effectively. Therefore, we have concluded that the material weakness in the Company's internal controls previously described over financial reporting has been fully remediated.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Edition) ("the Framework"). Based upon management's assessment using the criteria contained in COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
 Our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report below.
# 41 #

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
We have audited CytRx Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CytRx Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, CytRx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CytRx Corporation as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity, cash flows and schedule for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Los Angeles, California
March 15, 2017
# 42 #

Item 9B. OTHER INFORMATION

None.
# 43 #

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information concerning our directors and executive officers:
Name	Age	Class of Director (1)	Position
Steven A. Kriegsman	75	II	Director, Chairman of the Board and Chief Executive Officer
Louis Ignarro, Ph.D.	75	I	Lead Director (2) (3) (4) (5)
Eric Selter	59	III	Director (2)
Anita J. Chawla, Ph.D.	58	II	Director (3) (5)
Earl Brien. M.D.	56	III	Director (2) (3) (4)
John Y. Caloz	65	—	Chief Financial Officer
Daniel J. Levitt, M.D., Ph.D.	69	—	Chief Operating Officer and Chief Medical Officer
Scott Wieland, Ph.D.	57	—	Senior Vice President-Drug Development
____________

(1)
Our Class I director serves until the 2019 annual meeting of stockholders, our Class II directors serve until the 2017 annual meeting of stockholders, and our Class III directors serve until the 2018 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Selter is Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Dr. Ignarro is Chairman of the Committee.

(4)	Members of our Compensation Committee. Dr. Ignarro is Chairman of the Committee.

(5)	Members of our Strategy Committee. Ms. Chawla is Chairwoman of the Committee

Steven A. Kriegsman has been CytRx's Chief Executive Officer and a director since July 2002. In October 2014, he was elected Chairman of the Board. Mr. Kriegsman served on the boards of directors of Galena Biopharma, Inc. from 2009 until 2016 and Catasys, Inc. from November 2013 to August 2015. He previously served as Director and Chairman of Global Genomics from June 2000 until 2002. Mr. Kriegsman is an inactive Chairman and the founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors' College
Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been a guest speaker and lecturer at various universities including California Institute of Technology (Caltech), Brown University, and New York University. He also was an instructor at York College in Jamaica (Queens), NY, where he taught business to a diverse group of students in York's adult education program. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the California Health Institute, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, the American Association of Dance Companies and the Palisades-Malibu YMCA.
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
# 44 #

Louis Ignarro, Ph.D. has been a director since July 2002. He previously served as a director of Global Genomics from November  2000 until 2002. Dr. Ignarro serves as the Jerome J. Belzer, M.D. Distinguished Professor of Pharmacology in the Department of Molecular and Medical Pharmacology at the UCLA School of Medicine. Retired in 2013, Dr. Ignarro had been at the UCLA School of Medicine since 1985 as a professor, acting chairman and assistant dean. Dr. Ignarro received the Nobel Prize for Medicine in 1998. Dr. Ignarro received a B.S. in pharmacy from Columbia University and his Ph.D. in Pharmacology from the University of Minnesota. Dr. Ignarro is a Nobel Laureate and an esteemed medical researcher whose experience enables him to offer importance scientific guidance to our Board of Directors. In December 2016, Dr. Ignarro was appointed Lead Director.
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
Earl Brien, M.D. joined our board of directors in December 2016. He is a renowned orthopedic and sarcoma surgeon who has served as a Professor of Orthopedic Surgery and as the Surgical Director of the Sarcoma Service at Cedars Sinai Medical Center in Los Angeles, California since February 2008. After completing his matriculation as a Fellow at Memorial Sloan Kettering Cancer Center and the Hospital for Special Surgery in musculoskeletal tumors and metabolic bone disease respectively, he became the Director of the Musculoskeletal Tumor Program and Metabolic Bone Disease Center at Orthopedic Hospital. Dr. Brien is the recipient of numerous grants, with an extensive bibliography of peer-reviewed articles spanning more than twenty years to his credit. He has also represented at national and international meetings for the past twenty years. From 1993 until 2004, he served as the Cancer Commission Chairman and Cancer Liaison Physician for the American College of Surgeons Commission on Cancer at Orthopedic Hospital.
Daniel J. Levitt, M.D., Ph.D. joined us in October 2009 as our Chief Medical Officer, and was promoted to the position of Chief Operating Officer in December, 2016. Dr. Levitt brings more than 25 years of senior management experience, having spearheaded numerous drug development programs to commercialization at leading biotechnology and pharmaceutical companies. Dr. Levitt has also served as a director on Aquinox Pharmaceuticals, a listed public company, since 2009, and is a member of its Compensation, Nominating and Governance Committees. Prior to joining CytRx, Dr. Levitt served from January 2007 to February 2009 as Executive Vice President, Research and Development at Cerimon Pharmaceuticals, Inc. Prior to that, from August 2003 to April 2006, he was Chief Medical Officer and Head of Clinical and Regulatory Affairs at Dynavax Technologies Corporation, managing clinical trials for four programs and overseeing multi-country regulatory strategies. From August 2002 to July 2003, Dr. Levitt was Chief Operating Officer and Head of Research and Development at Affymax, Inc., and prior to that he spent six years at Protein Design Labs, Inc., completing his tenure as that firm's President and Head of Research and Development. Dr. Levitt's past experience includes a position as Head of Drug Development at Geron Corporation, and Head of the Cytokine Development Unit and Global Clinical Oncology at Sandoz Pharmaceuticals Ltd., and as Director, Clinical Oncology and Immunology at Hoffmann-LaRoche, Inc. Dr. Levitt graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Brandeis University. He earned both his M.D. and his Ph.D. in Biology from the University of Chicago, Pritzker School of Medicine. Dr. Levitt has received ten major research awards and authored or co-authored nearly 200 papers and abstracts.
# 45 #

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
Our board of directors currently has four committees. The Audit Committee consists of Mr. Selter, Dr. Ignarro and Dr. Brien. The Compensation Committee consists of Dr. Ignarro and Dr. Brien; the Nomination and Governance Committee consists of Dr. Ignarro, Dr. Chawla and Dr. Brien, and the Strategy Committee consists of Dr. Chawla and Dr Ignarro. Such committees operate under formal charters that govern their duties and conduct. Copies of the charters are available on our website at www.cytrx.com.
Our board of directors has determined that Mr. Selter, one of the independent directors serving on our Audit Committee, is an "audit committee financial expert" as defined by the SEC's rules. Our board of directors has determined that Dr. Ignarro, Mr. Selter, Dr. Chawla and Dr. Brien are "independent" under the current independence standards of both The NASDAQ Capital Market and the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Each of our executive officers and directors and persons who own more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that our directors and executive officers and greater than 10% shareholders for 2016 complied with all applicable Section 16(a) filing requirements.
# 46 #

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
Our board of directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, but periodically considers whether combining, or separating, the role of Chairman and Chief Executive Officer is appropriate.  At this time, our board is committed to the combined role given the circumstances of our company, including Mr. Kriegsman's knowledge of the pharmaceutical industry and our company's strategy.  Our board believes that having a Chairman who also serves as the Chief Executive Officer allows timely communication with our board on company strategy and critical business issues, facilitates bringing key strategic and business issues and risks to the board's attention, avoids ambiguity in leadership within the company, provides a unified leadership voice externally and clarifies accountability for company business decisions and initiatives.  In December 2016, Dr. Ignarro was appointed as an independent Lead Director to act as a liaison between the Chairman of the Board and the independent directors. Prior to his death in late 2016, our former director, Joseph Rubinfeld, Ph.D., served as our lead independent director. The board will continue to assess whether this leadership structure is appropriate and will adjust it as it deems appropriate.
Board of Directors Role in Risk Oversight
In connection with its oversight responsibilities, our board of directors, including the Audit Committee, periodically assesses the significant risks that we face. These risks include, but are not limited to, financial, technological, competitive, and operational risks. Our board of directors administers its risk oversight responsibilities through our Chief Executive Officer and Chief Financial Officer who review and assess the operations of our business, as well as operating management's identification, assessment and mitigation of the material risks affecting our operations.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Executive Compensation Program
The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. Generally speaking, the Compensation Committee determines the compensation of our Chief Executive Officer and other named executive officers with the  approval of our Board of Directors.
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
At the 2016 annual meeting of stockholders, the stockholders on a non-binding, advisory basis, approved the compensation of our executive officers as disclosed in our 2016 proxy statement. Based upon the results of this stockholder advisory vote, the Compensation Committee determined to continue its compensation policies and procedures.
Throughout this Annual Report, the individuals included in the Summary Compensation Table below are referred to as our "named executive officers."
# 47 #

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
The bonus amounts awarded to our eligible named executive officers are a function of their office and total compensation relative to the total compensation of our Chief Executive officer, based upon their employee evaluations, and with consideration given to comparable companies for similarly-situated employees. The bonus amounts awarded to each named executive officer is set forth in the Summary Compensation Table.
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
Setting Executive Compensation
Based on the foregoing objectives, the Compensation Committee has structured the company's annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve our company's business goals, including goals related to the development of our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants or legal advisors. During 2016, the Compensation Committee used three industry compensation surveys  in its compensation deliberations regarding cash and equity compensation for our executive officers. The surveys used were an Equilar survey of public companies with a market capitalization between $150 million and $300 million, the Radford Global Life Sciences Survey, which is a survey of public and private life sciences companies of all sizes, and a survey of public and private companies in Los Angeles provided by salary.com (which the Compensation Committee uses to consider geographic differences in cost of living).
# 48 #

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
The Compensation Committee is authorized to retain its own independent advisors to assist in carrying out its responsibilities, but has not relied upon outside compensation consultants or legal advisors.
Performance-driven Compensation
We emphasize performance in annually reviewing and setting our executive officers' base salaries, bonuses and equity incentive compensation. This emphasis on performance is intended to motivate our executive officers to pursue our corporate goals, reward them for achievement of these goals and align their interests with those of our stockholders.
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

Company Performance Goals

For 2016, the Compensation Committee and our board of directors approved the following performance goals:
•	Obtain results in the aldoxorubicin Phase 3 STS pivotal clinical trial;
•	Complete enrollment in the Phase 2 SCLC clinical trial;
•	Complete and report data from two Phase 1b combination studies;
•	Publish results of the Phase 2 Kaposi's sarcoma study;
•	Identify an in vivo proof of concept for one new drug candidate, focusing on high potency compounds in the pre-clinical laboratory in Freiburg, Germany;
•	Completion of drug substance, drug product and diluent Registration batches for aldoxorubicin; and
•	Raise additional capital.

For 2016, the Compensation Committee determined that, with the the exception of the completion of registration batches for aldoxorubicin (for which the timeline was extended), each of the corporate goals had either been achieved, or substantial progress towards achievement had been made, and noted the particular contributions of executive officers to the achievement of those goals.
# 49 #

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
5 – Consistently Exceeds Expectations
4 – Sometimes Exceeds Expectations
3 – Meets Expectations
2 – Sometimes Meets Expectations
1 – Needs Improvement
The numerical job scores, with a 5.0 being the best and 1.0 being the worst, are determined based on an initial self-assessment by the officer, which is subject to change based on an evaluation of the self-assessment by the officer's direct supervisor and on the Compensation Committee's own assessment of the officer's job performance.
For 2016, our Compensation Committee determined that the individual performance scores indicated below were merited by the officer's respective contributions to our key business achievements discussed above, as well as the performance of their day-to-day responsibilities. On an officer-by-officer basis, our Compensation Committee also considered the following:
Mr. Kriegsman's individual performance goals relate primarily to overall corporate objectives, including building stockholder value as reflected in our market capitalization and our working capital, managing and directing the executive management team, and successfully developing our company's operations and personnel for future success. Based on those criteria, and noting achievement of the obtainment of results in our global Phase 3 STS clinical trial and the completion of enrollment in the SCLC clinical trial, the Compensation Committee gave a rating of 4.9 to Mr. Kriegsman.
Mr. Caloz's individual performance goals relate primarily to achievement of key financial objectives, such as managing and raising working capital, controlling spending, managing accounting personnel and maintaining regulatory compliance. Based on those criteria, the Compensation Committee noted Mr. Caloz's role in obtaining needed working capital, his efforts to control expenditures, the continued improvement of our accounting department, and our compliance with filing deadlines, and gave a rating of 4.7 to Mr. Caloz.
Dr. Levitt's individual performance goals relate primarily to the achievement of key strategic and clinical objectives related to our clinical research programs, including ultimate oversight of the design and execution of our clinical programs, and analysis and implementation of new clinical opportunities improve stockholder value. Dr. Levitt was instrumental in the expansion of our laboratory facility in Freiburg, Germany, re-focusing its attention on high-potency compounds. Based on those criteria, the Compensation Committee noted Dr. Levitt's efforts towards our achievement of our key clinical goals, including the obtainment of results in our global Phase 3 STS clinical trial and completion of enrollment in the Phase 3 SCLC trial, his development of strategic plans to build value, and gave a rating of 4.8 to Dr. Levitt.
Dr. Wieland's individual performance goals relate primarily to the execution of the objectives related to our clinical development, including planning, initiation, budgeting and management of our clinical programs. Based on those criteria, the Compensation Committee noted Dr. Wieland's role in our achievement of key clinical goals, including the completion of enrollment in our global Phase 3 STS clinical trial, and gave a rating of 4.8 to Dr. Wieland.
2016 Executive Compensation Components
For 2016, as in recent years, the principal components of compensation for the named executive officers were:
•	base salary;
•	annual bonuses; and
•	equity incentive compensation.
# 50 #

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
Salary levels are typically considered annually as part of our company's performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on our company's available resources and the Compensation Committee's assessment of the individual's performance. This assessment is based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. In 2016, the Compensation Committee considered our successful achievement or substantial progress towards our corporate performance goals, and with consideration of the challenging financial environment, and our anticipation of clinical significant clinical activities in 2017 and beyond, awarded a modest increase in base salary for 2016 for only one executive and no increase to the others. Base salaries were also reviewed in light of the Equilar, Radford and salary.com survey data to validate that they were within acceptable ranges based on market salaries.
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
During 2016, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $150,000, granted Dr. Levitt an annual cash bonus of $312,500, and granted cash bonuses to the other named executive officers ranging from $50,000 to $135,000, principally based on their efforts in helping us advance the development of aldoxorubicin. In December 2016, the Compensation Committee approved an award to Mr. Kriegsman of a $1 million restricted stock grant, or 2,325,581 shares of our common stock based on the closing price of the Company's common stock at December 15th, the award date to vest in three equal annual installments. In December 2016, in recognition of his promotion to Chief Operating Officer, the Compensation Committee approved a bonus to Dr. Levitt of $625,000 conditioned upon his entering into a new employment agreement satisfactory to the Company following the expiration of his then-current employment agreement on December 31, 2016. The bonus was paid in January 2017.
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
# 51 #

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
Among the agreed-upon corporate governance practices are that we will grant stock options to directors, officers and employees only on pre-set dates established by the Compensation Committee prior to the fiscal year in which the options are to be granted. The Compensation Committee has established December 15 as the date for the annual grant of stock options. The December 15 date correlates to the approximate dates of our historical annual stock option grants, but otherwise was not based upon any particular methodology.  We have agreed in the settlement agreement to publicly disclose the method used to determine the pre-set stock option grant dates and any future changes thereto at least 90 days before they become effective.  We also have agreed in the settlement agreement that all stock option grants, other than initial stock option grants to new employees, will be made at a meeting, whether in-person or telephonic, of the Compensation Committee and not by unanimous written consent, and that the Compensation Committee will determine the grantees, amounts, dates, and prices of all stock options and will not delegate these responsibilities. The Compensation Committee has implemented the corporate governance practices called for in the settlement agreement.
 No formula is used in setting equity award grants and the determination of whether to grant equity awards, or the size of such equity awards, to our executive officers; rather, it involves subjective assessments by our board of directors, Compensation Committee and, with respect to executive officers other than Mr. Kriegsman. Generally, annual equity awards are intended to encourage retention of experienced employees, and we consider individual performance and contributions during the preceding year to the extent our board of directors and Compensation Committee believe such factors are relevant. As with base salary and cash bonuses, for 2016 our board of directors and Compensation Committee also considered data from three surveys in determining equity award grants to our executive officers.
 At a meeting of the Compensation Committee on December 13, 2016, the Compensation Committee granted to Mr. Kriegsman nonqualified stock options to purchase 1,250,000 shares of our common stock at a price of $0.43 per share, which equaled the closing market prices on December 15, 2016, the specified grant date. The options vest monthly over three years, provided that Mr. Kriegsman remains in our employ throughout such monthly vesting periods, unless Mr. Kriegsman's employment agreement is not renewed by us or by him upon expiration of its term on December 31, 2021, or his employment is terminated by us without "cause," or by reason of his "disability", upon FDA approval of aldoxorubicin, or by Mr. Kriegsman for "good reason," or due to his death In any one of these events, the options will vest immediately and will remain exercisable for their full term. In addition, in connection with the annual review of our other named executive officers, at its December 13, 2016 meeting, the Compensation Committee granted to our other named executive officers nonqualified stock options to purchase an aggregate of 900,000 shares of our common stock. All of the stock options had an exercise price equal to $0.43, the closing market price on December 15, 2016, the specified  grant date, and vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods unless, with respect to Dr. Levitt, his employment is terminated by us without "cause" or by reason of his "disability," or upon FDA approval of aldoxorubicin, or by Dr. Levitt for "good reason" (each as defined in his employment agreement) or due to his death, in which cases the options will immediately vest in full and remain exercisable for their full term.
Generally speaking, we have not taken into consideration any amounts realized by our named executive officers from prior stock option or stock awards in determining whether to grant new stock options or stock awards. No named executive officers have exercised options since 2003.
# 52 #

Retirement Plans, Perquisites and Other Personal Benefits
Our executive officers are eligible to participate in the same group insurance and employee benefit plans as our other salaried employees. These benefits include medical, dental, vision, and disability benefits and life insurance.
We have adopted a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. We made matching contributions to the 401(k) Plan for 2016 of $101,000. Matching contributions immediately vest, as do all employee contributions. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.
We generally do not provide any of our named executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. We are required by his employment agreement to carry a life insurance policy for Mr. Kriegsman in the amount of $1.4 million under which Mr. Kriegsman's designee is the beneficiary. We purchased a policy with a face value of $2 million, for which we pay the premium, and Mr. Kriegsman immediately reimburses us for the premium relating to the $0.6 million of additional coverage. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers. No changes to these benefits were made during 2016.
Employment Agreements and Severance Arrangements
We have entered into written employment agreements with each of our named executive officers. The main purpose of these agreements is to protect the company from business risks such as competition for the executives' service, loss of confidentiality or trade secrets, and solicitation of our other employees, and to define our right to terminate the employment relationship. The employment agreements also protect the executive from termination without "cause" (as defined) and, in both Mr. Kriegsman and Dr. Levitt's case, entitle them to resign for "good reason" (as defined). Each employment agreement was individually negotiated, so there are some variations in the terms among executive officers. Generally speaking, however, the employment agreements provide for termination and severance benefits that the Compensation Committee believes are consistent with industry practices for similarly situated executives. The Compensation Committee believes that the termination and severance benefits help the company retain the named executive officers by providing them with a competitive employment arrangement and protection against unknowns such as termination without "cause" that go along with the position.
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
In December 2016, the Compensation Committee recommended, and our board of directors approved, an amendment to Mr. Kriegsman's employment agreement.  On January 10, 2017, we entered into the amendment with Mr. Kriegsman, under which the term of his employment agreement was extended by three years to December 31, 2021.  In the amendment, we acknowledge that Mr. Kriegsman is entitled to the award of $1 million of restricted shares of our common stock that was made to him on December 15, 2016 as described above and clarify that Mr. Kriegsman is entitled under his employment agreement to the severance benefits described therein in the event of the termination of Mr. Kriegsman's employment for any reason on or following the expiration of the term of the amended and restated employment agreement, including in the event of the non-renewal thereof by either party.  The amendment also provides that we will pay any costs and expenses (including attorney's fees) incurred by Mr. Kriegsman in any proceeding to enforce his rights under his employment agreement in advance of a final disposition of the proceeding.
# 53 #

          We agree in Mr. Kriegsman's employment agreement that if there is a change in control and his employment agreement is either not renewed by either us or Mr. Kriegsman or, following the expiration of the employment agreement, we terminate Mr. Kriegsman's employment other than for "cause" or he resigns for "good reason," he will be entitled to the lump-sum severance and continuation of benefits described in the preceding paragraph for a change in control.
          We agree in Dr. Levitt's employment agreement that if we do not offer to renew or extend the officer's employment agreement, and we had not theretofore terminated his employment, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on December 31, 2018. We agree in the employment agreements with our other named executive officers (other than Mr. Kriegsman) that if we do not offer to renew or extend the officer's employment agreement, and we had not theretofore terminated their employment, we will continue to pay the officer his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2018, or the date of his re-employment with another employer, whichever is earlier.
          In the event we terminate Dr. Levitt's or Mr. Kriegsman's employment without "cause," Dr. Levitt or Mr. Kriegsman resigns for "good reason" or his employment terminates due to his "disability" (each as defined in the employment agreement) or death, they will be entitled to full and immediate vesting of their restricted stock and stock options and any other equity awards based on our securities and all such awards will remain exercisable for their full term notwithstanding the termination of his employment (other than a termination by the company for "cause" or their resignation without "good reason").
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
We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the ten-year option term. Vesting and exercise rights generally cease upon termination of employment (unless such termination is without cause or is a resignation for good reason), except in the case of death (exercisable for the full term of the option), disability (subject to a one year limitation) or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance.
# 54 #

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
It is our policy to award stock options at an exercise price equal to The NASDAQ Capital Market's closing price of our common stock on the date of the grant. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the common stock on the grant date. The Compensation Committee will not grant options with an exercise price that is less than the closing price of our common stock on the grant date, nor will it grant options which are priced on a date other than the grant date. For purposes of determining the exercise price of stock options, the grant date is deemed to be the first day of employment for newly hired employees. Among the corporate governance practices agreed upon in connection with the settlement of the former stockholder derivatives litigation described in Item 3 of Part I of this Annual Report, we agreed that we will grant stock options to directors, officers and employees only on pre-set dates established by the Compensation Committee prior to the fiscal year in which the options are to be granted.  The Compensation Committee has established December 15 as the date for the annual grant of stock options.  The December 15 date correlates to the approximate dates of our historical annual stock option grants, but otherwise was not based upon any particular methodology.  We have agreed in the settlement agreement to publicly disclose the method used to determine the pre-set stock option grant dates and any future changes thereto at least 90 days before they become effective.  We also have agreed in the settlement agreement that all stock option grants, other than initial stock option grants to new employees, will be made at a meeting, whether in-person or telephonic, of the Compensation Committee and not by unanimous written consent, and that the Compensation Committee will determine the grantees, amounts, dates and prices of all stock options and will not delegate these responsibilities.
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
These policies remained in place throughout 2016, and we expect to continue to follow them for the foreseeable future.
# 55 #

Compensation Committee Interlocks and Insider Participation in Compensation Decisions
There are no "interlocks," as defined by the SEC, with respect to any member of the Compensation Committee. Joseph Rubinfeld, Ph.D., who passed away in late December, 2016, and Louis Ignarro, Ph.D. served as members of the Compensation Committee for all of 2016. Anita Chawla, Ph. D. and Eric Selter served as members of the Compensation Committee in 2016 until December 2, 2016.  In December 2016, Dr. Earl Brien was appointed to the Compensation Committee when he joined the Board.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the "Compensation Discussion and Analysis" required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing "Compensation Discussion and Analysis" be included in this Annual Report.
Louis Ignarro, Ph.D. Chairman	Earl Brien, M.D. Director

# 56 #

Summary Compensation Table
The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2016, 2015 and 2014 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2016, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2016 and one former executive officer who would have been our third other most highly compensated executive officer as of December 31, 2016 but for the fact that he was not serving as an executive officer on that date :
Summary Compensation Table
Name and Principal Position	Year	Salary ($)(1)	Bonus ($) (2)	Option Awards ($) (3)	All Other Compensation ($)(4)	Total ($)
Steven A. Kriegsman
Chief Executive Officer	2016	850,000	150,000	1,388,750	13,700	2,402,450
2015		850,000	150,000	1,593,000	13,700	2,606,700
2014		825,000	450,000	903,000	13,700	2,191,700
John Y. Caloz
Chief Financial Officer and Treasurer	2016	400,000	135,000	108,850	—	643,850
2015		375,000	135,000	477,900	—	987,900
2014		350,000	100,000	301,000	—	751,000
Daniel Levitt, M.D., Ph.D.
Chief Operating Officer and Chief Medical Officer	2016	625,000	512,500	124,400	—	1,261,900
	2015	625,000	150,000	796,500	—	1,371,500
2014		525,000	300,000	602,000	—	1,427,000

Scott Wieland, Ph.D.,
Senior Vice President –	2016	400,000	50,000	46,650	—	496,650
Drug Development	2015	400,000	75,000	159,300	—	634,300
2014		350,000	300,000	301,000	—	951,000

Benjamin S. Levin
General Counsel, Senior Vice-President and Secretary
2016		235,000	—	—	—	235,000
2015		365,000	135,000	477,900	—	977,900
2014		350,000	100,000	301,000	—	751,000

___________

(1)	Mr. Levin retired on May 31, 2016. Payments made to him include a Severance payment of $230,000.
(2)
Bonuses to the named executive officers reported above were paid in December of the applicable year, except that in 2016, Dr. Levitt's received a $200,000 retention bonus in January upon entering into of his employment agreement, and in 2015, Dr. Levitt received $75,000 of his annual bonus in June, and Mr. Kriegsman received a retention bonus in connection with the extension of his employment agreement in March 2014.

(3)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, inclusive of Mr. Kriegsman's restricted stock award, in accordance with ASC 718, "Share Based-Payment." The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 14 of the Notes to Financial Statements included in this Annual Report.

(4)	Represents life insurance premiums.

# 57 #

2016 Grants of Plan-Based Awards
In 2016, we granted stock options to our named executive officers under our 2008 Stock Incentive Plan as follows:
2016 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)		Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Steven A. Kriegsman	12/15/2016	3,575,581(1	)(2)	$0.43	$1,388,750
Chief Executive Officer

John Y. Caloz	12/15/2016	350,000(1)		$0.43	$108,850
Chief Financial Officer and Treasurer

Daniel Levitt, M.D., Ph.D.	12/15/2016	400,000(1)		$0.43	$124,400
Executive Vice President and Chief Medical Officer

Scott Wieland, Ph.D.	12/15/2016	150,000(1)		$0.43	$46,650
Senior Vice President – Drug Development
Benjamin S. Levin General Counsel, Senior Vice-President and Secretary	—	—		—	—

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

(2)	Includes the award of 2,325,581 restricted shares of our common stock which will vest in three equal annual instalments.

# 58 #

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
# 59 #

Holdings of Previously Awarded Equity
Equity awards held as of December 31, 2016 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2016:
2016 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price (2) ($)	Option Expiration Date
Steven A. Kriegsman	—	(1)	1,250,000	0.43	12/14/26
President and Chief Executive Officer	333,333	(1)	666,667	2.44	12/14/25
	400,000	(1)	200,000	2.15	12/09/24
	925,000	(2)	—	4.66	12/09/2
	74,176		—	2.46	3/07/23
	500,000		—	1.83	12/10/22
	142,857		—	2.17	12/11/21
	107,143		—	7.07	12/14/20
	107,143		—	7.35	12/10/19
	42,857		—	2.59	11/21/18
	64,286		—	8.05	4/07/18
	50,000		—	8.05	4/18/17

John Y. Caloz	—	(1)	350,000	0.43	12/14/26
Chief Financial Officer and Treasurer	100,000	(1)	200,000	2.44	12/14/25
	133,333	(1)	66,667	2.15	12/14/24
	150,000	(2)	—	4.66	12/09/23
	100,000		—	1.83	12/10/22
	28,571		—	2.17	12/11/21
	7,143		—	7.07	12/14/20
	17,857		—	7.35	12/10/19
	7,143		—	2.10	01/02/19
	7,143		—	2.59	11/21/18
	3,571		—	8.05	04/07/18
	3,571		—	8.05	12/06/17
	10,714		—	8.05	10/26/17

Daniel Levitt, M.D., Ph.D.	—	(1)	400,000	0.43	12/14/26
Executive Vice President and Chief	166,667	(1)	333,333	2.44	12/14/25
Medical Officer	266,667	(1)	133,333	2.15	12/14/24
	44,521	(3)	—	n/a	n/a
	500,000		—	2.39	12/09/23
	46,751	(3)	—	n/a	n/a
	71,429		—	2.17	12/11/21
	35,714		—	7.07	12/14/20
	71,429		—	7.42	10/11/19

Scott Wieland, Ph.D.	—	(1)	150,000	0.43	12/14/26
Senior Vice President – Drug Development	33,333	(1)	66,667	2.44	12/14/25
	133,333	(1)	66,667	2.15	12/14/24
	150,000		—	2.39	12/09/23
	100,000		—	1.83	12/10/22
	28,571		—	2.17	12/11/21
	14,286		—	7.07	12/14/20
	14,286		—	7.35	12/10/19
	4,286		—	3.99	7/01/18
	7,143		—	2.59	11/21/18
	14,286		—	8.05	4/18/17
	3,571		—	8.05	12/06/17

Benjamin S. Levin
General Counsel, Senior Vice-President and Secretary	100,000	(1)	200,000	2.44	12/14/25
	133,333	(1)	66,667	2.39	12/14/24
	300,000	(1)	—	4.66	12/09/23
	100,000		—	1.83	12/10/22
	35,714		—	2.17	12/11/21
	14,286		—	7.07	12/14/20
	14,286		—	7.35	12/10/19
	14,286		—	2.59	11/21/18
	14,286		—	8.05	4/07/18
	14,286		—	8.05	4/18/17

____________

(1)
These options vest in 36 equal monthly installments, subject to the named executive officer's remaining in our continuous employ through such dates. All stock options held by Mr. Kriegsman and Dr. Levitt provide for (a) vesting, in full, of the stock options in the event of, and upon, FDA approval to market aldoxorubicin and in the event of the termination of his employment by us without "cause" or due to his "disability," his resignation for "good reason" or his death and (b) the extended exercisability for their full term of all vested options in the event of the termination of his employment other than a termination by us with "cause" or his resignation without "good reason."

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

# 60 #

Employment Agreements and Potential Payment upon Termination or Change in Control
Employment Agreement with Steven A. Kriegsman
Mr. Kriegsman is employed as our Chief Executive Officer pursuant to a fourth amendment dated as of January 10, 2017 to his fourth amended and restated employment agreement, as amended. The employment agreement will expire on December 31, 2021, but will automatically renew following the expiration date for successive additional one-year periods, unless either Mr. Kriegsman or we elect not to renew it.
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
Mr. Kriegsman is eligible to receive grants of options to purchase shares of our common stock. The number and terms of those options, including the vesting schedule, will be determined by our board of directors (or its Compensation Committee) in its sole discretion. In his employment agreement, however, we have agreed that all stock options held by Mr. Kriegsman will provide for (a) vesting, in full, of the stock options in the event of, and upon, FDA approval to market aldoxorubicin and in the event of the termination of Mr. Kriegsman's employment by us without "cause" or due to his "disability," his resignation for "good reason" or his death and (b) ) the extended exercisability for their full term of all vested options in the event of the termination of his employment by us without "cause," his resignation for "good reason," due to his disability or his death.
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
If his employment agreement is not renewed by us or by Mr. Kriegsman, or in the event we terminate Mr. Kriegsman's employment without "cause" (as defined), or if Mr. Kriegsman terminates his employment with "good reason" (as defined), in either case whether during or following the term of his employment agreement (i) we have agreed to pay Mr. Kriegsman a lump-sum equal to his salary and prorated minimum annual bonus through to his date of termination, plus his salary and minimum annual bonus for a period of two years (three years if such termination occurs within two years following a change of control of the company) after his termination date, or until the expiration of the  employment agreement, whichever is later, (ii) he will be entitled to immediate vesting of all stock options or other awards based on our equity securities, and (iii) he will also be entitled to continuation of his life insurance premium payments and continued participation in any of our health plans through to the later of the expiration of the amended and restated employment agreement or  two years (three years if such termination occurs within two years following a change of control) following his termination date. Mr. Kriegsman will have no obligation in such events to seek new employment or offset the severance payments to him by any compensation received from any subsequent reemployment by another employer.
Under Mr. Kriegsman's employment agreement, he and his affiliated company, The Kriegsman Group LLC, are to provide us during the term of his employment with the first opportunity to conduct or take action with respect to any acquisition opportunity or any other potential transaction identified by them within the biotech, pharmaceutical or health care industries and that is within the scope of the business plan adopted by our board of directors. Mr. Kriegsman's employment agreement also contains confidentiality provisions relating to our trade secrets and any other proprietary or confidential information, which provisions shall remain in effect for five years after the expiration of the employment agreement with respect to proprietary or confidential information and for so long as our trade secrets remain trade secrets.
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
# 61 #

Employment Agreement with Daniel Levitt, M.D., Ph.D.
Daniel J. Levitt. M.D., Ph.D. is employed as our Chief Operating Officer and Chief Medical Officer pursuant to an employment agreement dated as of January 1, 2017 that is to expire on December 31, 2017. Dr. Levitt is entitled under his employment agreement to receive an annual base salary of $625,000, and an annual minimum bonus of $150,000. In connection with his promotion to Chief Operating Officer and the renewal of his employment agreement, Dr. Levitt received a cash bonus of $625,000 in January 2017. In the event we terminate Dr. Levitt's employment without "cause" or Dr. Levitt resigns with "good reason" (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to one year's salary (two years' salary if such termination occurs within two years following a change of control of the company) under his employment agreement.  In addition to the severance benefits described above, to the extent that any payment or distribution of any type by us to or for the benefit of Dr. Levitt resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Dr. Levitt, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.
We agree in Dr. Levitt's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on December 31, 2018.
Employment Agreement with John Y. Caloz
John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 10, 2017 that is to expire on December 31, 2017. Mr. Caloz is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Caloz's employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months' salary under his employment agreement.
We agree in Mr. Caloz's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2018.
Employment Agreement with Scott Wieland, Ph.D.
Scott Wieland is employed as our Senior Vice President — Drug Development pursuant to an employment agreement dated as of January 10, 201t that is to expire on December 31, 2017. Dr. Wieland is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Dr. Wieland's employment without "cause" (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months' base salary.
We agree in Dr. Wieland's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2018.

# 62 #

Quantification of Termination Payments and Benefits
The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive's employment without "cause" or his resignation for "good reason," termination following a change in control and termination upon the executive's death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2016, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or, for Mr. Kriegsman and Dr. Levitt, for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment(4)	4,250,000	4,250,000	1,700,000	1,700,000	—
Chief Executive Officer	Stock Options (1)	1,811,000	1,811,000	1,811,000	1,811,000	1,811,000
	Health Insurance (2)	84,400	126,500	84,400	84,400	—
Life Insurance (2)		27,400	41,100	—	27,400	—
Bonus		750,000	750,000	300,000	300,000	—
Tax Gross Up (3)		—	—	—	—	—
John Y. Caloz	Severance Payment(4)	200,000	400,000	—	—	—
Chief Financial Officer	Stock Options (1)	—	554,000	554,000	554,000	554,000
Health Insurance		—	—	23,300	23,300	—
Daniel Levitt, M.D., Ph.D.	Severance Payment(4)	625,000	1,250,000	—	—	—
Executive Vice President and Chief Medical Officer	Stock Options (1)	—	951,300	—	—	951,300
	Health Insurance	3,700	7,500	—	—	—
Scott Wieland, Ph.D.	Severance Payment(4)	200,000	400,000	—	—	—
Senior Vice President – Drug Development	Stock Options (1)	—	266,000	—	—	266,000

____________
(1)
Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2016, determined by the aggregate difference between the stock price as of December 31, 2016 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2016 for benefits provided to Mr. Kriegsman for a period of two years, or in the event of a change in control, a period of three years.
(3)
Each of Mr. Kriegsman's and Dr. Levitt's employment agreements provides that if a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman's or Dr. Levitt's employment, respectively, is terminated by us without "cause" or by him for "good reason" (each as defined in their respective employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman or Dr. Levitt, respectively, resulting from the termination of their respective employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman or Dr. Levitt, respectively, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on each of Mr. Kriegsman's and Dr. Levitt's past compensation and the estimated payment that would result from a termination of employment following a change in control, we have estimated that a gross-up payment would not be required. "Good reason" as defined in each of Mr. Kriegsman's and Dr. Levitt's employment agreement includes any change in Mr. Kriegsman's or Dr. Levitt's duties or title, as applicable, that are inconsistent with their respective positions. Mr. Kriegsman's employment agreement provides that, if the employment agreement is not renewed by us or by Mr. Kriegsman upon the expiration of its term on December 31, 2021, Mr. Kriegsman will be entitled to the termination payments and benefits described above.

(4)
Severance payments are prescribed by our employment agreements with the named executive officers and represent a factor of their annual base compensation ranging from six months to two years, except for Mr. Kriegsman, which is the later of December 2021, the expiry of his agreement, or three years.

# 63 #

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
Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $5,000 for the Chairmen of the Audit, Compensation and Strategy Committees, and $1,500 for the Chairman of the Nomination and Governance Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee and Compensation Committee attended, and $1,000 for each meeting of the Nomination and Governance Committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee attended and an additional $2,500 for each meeting of the Audit, Compensation or Strategy Committees attended. During 2016, we granted ten-year stock options to purchase 180,000 shares of our common stock to our newly appointed non-employee director, Dr. Earl Brien at an exercise price equal to the market value of our common stock on the date of grant. In December 2016, we also granted ten-year stock options to purchase 180,000 shares of our common stock to each non-employee director at an exercise price equal to the market value of our common stock on the date of grant. The options vested, in full, upon grant.
The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2016:
Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Joseph Rubinfeld, Ph.D., Lead Director (4)	136,000	66,420	202,420
Louis Ignarro, Ph.D., Director	85,750	66,420	152,170
Anita Chawla, Ph.D., Director	65,750	66,420	132,170
Eric Selter, Director	100,750	66,420	167,170
Cheryl Cohen, Director	77,750	—	77,750
Earl Brien, M.D., Director	7,750	146,520	154,270
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

(3)
In December, 2016, respectively, we granted stock options to purchase 180,000 shares of our common stock to newly-appointed non-employee director, Earl Brien, M.D. at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value respectively of $80,100, calculated in accordance with FASB ASC Topic 718.

(4)	Dr. Rubinfeld passed away in December 2016.

 The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2008 Stock Incentive Plan. In December 2016, we granted stock options to purchase 180,000 shares of our common stock to each non-employee director at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value of $66,420. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2008 Stock Incentive Plan, which is described in Note 14 of the Notes to Financial Statements. Cheryl Cohen departed from the Board on December 2, 2016, prior to the annual granting of stock options.

# 64 #

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2017 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11 who were serving as named Executive Officers as of March 15, 2017; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 15, 2016 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 117,322,895 shares of our common stock outstanding as of March 15, 2017. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.
	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
Louis Ignarro, Ph.D. (1)	868,845	*
Steven A. Kriegsman (2)	5,906,987	5.0%
Eric Selter (3)	772,266	*
Anita J. Chawla, Ph.D. (4)	540,000	*
Earl Brien, M.D. (5)	421,484	*
Daniel Levitt, M.D., Ph.D.(6)	1,325,797	1.1%
John Y. Caloz (7)	644,422	*
Scott Wieland, Ph.D. (8)	540,596	*
All executive officers and directors as a group (eight persons) (9)	11,020,396	9.4%

5% Beneficial Owners
Gene Z. Salkind, M.D. (10)	6,124,467	5.2%

____________
(1)	Includes 855,714 shares subject to options or warrants.
(2)	Includes 2,984,295 shares subject to options or warrants.
(3)	Includes 697,856 shares subject to options or warrants.
(4)	Includes 540,000 shares subject to options or warrants.
(5)	Includes 360,000 shares subject to options or warrants.
(6)	Includes 1,220,239 shares subject to options or warrants.
(7)	Includes 639,880 shares subject to options or warrants.
(8)	Includes 540,596 shares subject to options or warrants.
(9)	Includes 7,838,579 shares subject to options or warrants.
(10)
According to his Schedule 13G filed with the SEC, of the shares shown, Dr. Salkind has sole voting and dispositive power over 53,000 shares and shares voting and dispositive power with his wife, Catherine Salkind, over 6,071,467 shares. Mrs. Salkind may be deemed to beneficially own the shares shown. Dr. and Mrs. Salkind's address is 727 Welsh Road, Suite 108, Huntingdon Valley, Pennsylvania 19006.

Equity Compensation Plans
The information required is incorporated herein by reference to Item 5 of this Annual Report relating to our Equity Compensation Plans as set forth on page 33.
# 65 #

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Our board of directors has determined that Messrs. Selter, Ignarro and Brien are "independent" under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our board of directors. Our board has determined that Messrs. Selter, Ignarro and Brien also are "independent" for purposes of service as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.
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

There were no related person transactions in 2016.
Applicable Definitions
For purposes of our Audit Committee's review:
•	"related person" has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K ("Item 404(a)"); and
•	"related person transaction" means any transaction for which disclosure is required under the terms of Item 404(a) involving us and any related persons.
# 66 #

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2016 and 2015.
Audit Fees
The fees for 2016 and 2015 from BDO for professional services rendered in connection with the audits of our annual financial statements and internal controls over financial reporting and reviews of our unaudited quarterly financial statements and Form S-3 registration statements were $436,609 and $416,762, respectively.
Tax Fees
The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $45,550 and $20,550 for 2016 and 2015, respectively.
All Other Fees
No other services were rendered by BDO in either 2016 or 2015.
Pre-Approval Policies and Procedures
It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2016 and 2015.
# 67 #

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this 10-K:
(1) Financial Statements
Our financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-22 of this Annual Report. These financial statements are as follows:
Balance Sheets as of December 31, 2016 and 2015
Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
Statements of Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014
Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Financial Statements
Reports of Independent Registered Public Accounting Firm
(2) Financial Statement Schedule
The following financial statement schedule is set forth on page F-21 of this Annual Report.
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014
All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.
(b) Exhibits
See Exhibit Index to this Annual Report, which is incorporated herein by reference.
# 68 #

CytRx Corporation
Form 10-K Exhibit Index
Exhibit Number	Description	Footnote

2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	(l)

3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	(r)

3.2	Certificate of Amendment of Restated Certificate of Incorporation	(t)

3.3	Restated By-Laws of CytRx Corporation, as amended	(a)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, Pursuant to Section 151 of the Delaware General Corporation Law	(dd)

4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	(b)

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	(e)

4.3	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	(j)

4.4	Amendment No. 3 to Shareholders Protection Rights Agreement, dated July 12, 2016	(x)

4.5	Common Stock Purchase Warrant issued by CytRx Corporation to Alexander Capital, L.P.	(n)

4.6	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated July 20, 2016	**

4.7	Contingent Common Stock Purchase Warrant Agreement dated as of December 5, 2016 issued by CytRx Corporation to Bristol Capital Advisors, LLC on February 10, 2017	**

4.8	Common Stock Purchase Warrant issued by CytRx Corporation to Emmanuel Strategic Partners	**

4.9	Common Stock Purchase Warrant Issued by CytRx Corporation to Emmanuel Strategic Partners	**

10.1*	CytRx Corporation 2000 Long-Term Incentive Plan	(c)

10.2*	Amendment No. 1 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.3*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	(f)

10.4*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)(3)

10.5*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	(g)(4)

10.6*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	(s)

10.7*	Fifth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(v)

10.8*	Sixth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(v)

10.9*	Seventh Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(w)

10.10*	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	(w)

10.11*	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	(ff)

10.12*	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.	(gg)

10.13*	Form of Non-qualified Stock Option for grants to Steven A. Kriegsman and Daniel J. Levitt, M.D., Ph.D., under Amended and Restated 2008 Stock Incentive Plan.	(hh)

10.14*	Amendment No. 1 to Stock Option Agreements of Daniel J. Levitt, M.D., Ph.D., dated December 31, 2015.	(ii)(1)

10.15*	Amendment No. 1 to Stock Option Agreements (2000 Long-Term Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016.	(ii)(2)

10.16*	Amendment No. 1 to Stock Option Agreements (2008 Stock Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016	(ii)(3)

10.17†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	(d)

10.18	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	(g)(1)

10.19
Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000
(g)(2)

10.20	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(h)

10.21†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	(i)

10.22	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	(q)

10.23	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(m)

10.24	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(p)

10.25	Fourth Amendment to Office Lease dated February 10, 2014, by and between CytRx Corporation and Douglas Emmett 1993, LLC	(y)

10.26*	Employment Agreement dated January 1, 2017, between CytRx Corporation and Daniel J. Levitt, M.D., Ph.D.	**

10.27*	Employment Agreement dated December 31, 2015, between CytRx Corporation and Benjamin S. Levin	(ee)

10.28*	Retirement Agreement and Mutual General Release between CytRx Corporation and Benjamin S. Levin	(jj)

10.29*	Employment Agreement dated January 1, 2017, between CytRx Corporation and Scott Wieland	**

10.30*	Employment Agreement dated January 10, 2017 , between CytRx Corporation and John Y. Caloz	**

10.31*	Employment Agreement dated January 11 , 2016 by and between CytRx Corporation and Olivia S. Ware	**

10.32†	Asset Purchase Agreement dated May 13, 2011 by and between CytRx Corporation and Orphazyme ApS	(o)

10.33	Letter Agreement dated February 9, 2016, between CytRx Corporation and Alexander Capital, L.P.	(kk)

10.34*	Fourth Amended and Restated Employment Agreement, dated May 10, 2012, by and between CytRx Corporation and Steven A. Kriegsman.	(z)

10.35*	First Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 4, 2014	(k)

10.36*	Second Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 1, 2015	(aa)

10.37*	Third Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 8, 2016	(ll)

10.38*	Fourth Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman dated January 10, 2017	**

10.39*	Restricted Stock Purchase Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 11, 2017	**

10.50	Loan and Security Agreement dated February 5, 2016 among CytRx Corporation, the Lender referred to therein, and Hercules Technology Growth Capital, Inc., as Agent	(bb)(1)

10.51	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology Growth Capital, LLC	(bb)(2)

10.52	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology III, L.P.	(cc)

10.53	Securities Purchase Agreement dated as of December 13, 2016 among CytRx Corporation and the Purchasers identified therein.	mm(1)

10.54	Engagement Letter, dated December 12, 2016, between CytRx Corporation and Rodman & Renshaw, a unit of H. C. Wainwright & Co., LLC	mm(2)

23.1	Consent of BDO USA, LLP	**

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

_______________
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
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

# 69 #

(a)	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on July 16, 2013

(b)	Incorporated by reference to Exhibit 99.1 the Registrant's Form 8-K filed on April 17, 1997

(c)	Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K filed on March 27, 2001

(d)	Incorporated by reference to Exhibit 99 to the Registrant's Form 8-K filed on December 21, 2001

(e)	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K filed on April 1, 2002

(f)	Incorporated by reference to Annex C to the Registrant's Proxy Statement filed June 11, 2002

(g)(1)	Incorporated by reference to Exhibit 10.63 to the Registrant's Form 10-K filed on May 14, 2004

(g)(2)	Incorporated by reference to Exhibit 10.64 to the Registrant's Form 10-K filed on May 14, 2004

(g)(3)	Incorporated by reference to Exhibit 10.64 to the Registrant's Form 10-K filed on May 14, 2004

(g)(4)	Incorporated by reference to Exhibit 10.64 to the Registrant's Form 10-K filed on May 14, 2004

(h)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 20, 2005

(i)	Incorporated by reference to Exhibit 10.15 to the CytRx Oncology Corp (f/k/a Innovive Pharmaceuticals, Inc.) Form 10-Q filed on November 14, 2006

(j)	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-K filed on April 2, 2007

(k)	Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K filed on March 5, 2014

(l)	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on June 9, 2008

(m)	Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K filed on March 13, 2009

(n)	Incorporated by reference to Exhibit 4.5 to the Registrant's Form 10-K filed on March 11, 2016

(o)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on August 9, 2011

(p)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on December 4, 2009

(q)	Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on March 17, 2014

(r)	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K filed on March 13, 2012

(s)	Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K filed on March 13, 2012

(t)	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on May 15, 2012

(u)	Incorporated by reference to Annex B of the Registrant's Proxy Statement filed April 2, 2012

(v)	Incorporated by reference to the Registrant's Proxy Statement filed May 5, 2015

(w)	Incorporated by reference to the Registrant's Proxy Statement filed May 20, 2016

(x)	Incorporated by Reference to Exhibit 4.1 to the Registrant's Form 10-Q filed on November 9, 2016

(y)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 13, 2014

(z)	Incorporated by reference to Exhibit 10.1 to the Registrant's 8-K filed on October 19, 2012

(aa)	Incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K filed on March 10, 2015

(bb)(1)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 9, 2016

(bb)(2)	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 9, 2016

(cc)	Incorporated by Reference to Exhibit 10.3 to the Registrant's Form 8-K filed on February 9, 2016

(dd)	Incorporated by Reference to Exhibit 3.1 to the Registrant's Form 8-K filed on December 14, 2016

(ee)	Incorporated by Reference to Exhibit 10.27 to the Registrant's Form 10-K filed on March 11, 2016

(ff)	Incorporated by Reference to Exhibit 10.11 to the Registrant's Form 10-K filed on March 11, 2016

(gg)	Incorporated by Reference to Exhibit 10.12 to the Registrant's Form 10-K filed on March 11, 2016

(hh)	Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 11, 2016

(ii)(1)	Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K filed on March 11, 2016

(ii)(2)	Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K filed on March 11, 2016

(ii)(3)	Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K filed on March 11, 2016

(jj)	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on July 29, 2016

(kk)	Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K filed on March 11, 2016

(ll)	Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K filed on March 11, 2016

(mm)(1)	Incorporated by Reference to Exhibit 10.1 to the Registrant's Form 8-K filed on December 14, 2016

(mm)(2)	Incorporated by Reference to Exhibit 10.2 to the Registrant's Form 8-K filed on December 14, 2016

# 70 #

Item 16. SUMMARY

None
# 71 #

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CYTRX CORPORATION

March 15, 2017	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
Title: Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ STEVEN A. KRIEGSMAN	Chairman of the Board and Chief Executive Officer	March 15, 2017
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer
John Y. Caloz	(Principal Financial and Accounting Officer)
/s/ LOUIS IGNARRO	Director	March 15, 2017
Louis Ignarro, Ph.D.

/s/ ERIC J. SELTER	Director	March 15, 2017
Eric J. Selter

/s/ ANITA J. CHAWLA	Director	March 15, 2017
Anita J. Chawla, Ph.D.

/s/ EARL BRIEN	Director	March 15, 2017
Earl Brien, M.D.

# 72 #

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CytRx Corporation

# 73 #

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
We have audited the accompanying balance sheets of CytRx Corporation (the "Company") as of December 31, 2016 and 2015 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15a (2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of CytRx Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytRx Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 15, 2017
# F-2 #

CYTRX CORPORATION
BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$56,959,485	$22,261,372
Short-term investments	—	35,035,420
Receivables	183,703	4,593,475
Interest receivable	—	28,130
Prepaid expenses and other current assets	3,434,238	2,373,708
Total current assets	60,577,426	64,292,105
Equipment and furnishings, net	1,959,667	1,467,681
Goodwill	183,780	183,780
Other assets	48,911	1,080,872
Total assets	$62,769,784	$67,024,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,406,445	$8,058,624
Accrued expenses and other current liabilities	3,830,498	9,693,359
Non-cash litigation settlement due in shares of common stock	—	4,500,000
Term loan, net - current	5,481,656	—
Warrant liabilities	3,789,391	693,457
Total current liabilities	19,507,990	22,945,440

Long term loan, net	18,484,510	—
Total liabilities	37,992,500	22,945,440
Commitment and contingencies
Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $.01 par value, stated value $1,000, 3,900 shares authorized of Series B Convertible Preferred Shares at $0.42 per share, 3,300 issued, 3,108 outstanding at December 31, 2016, none outstanding at December 31, 2015	3,108,000	—
Common stock, $.001 par value, 250,000,000 shares authorized; 111,322,895 and 66,480,065 shares issued and outstanding at December 31, 2016 and 2015, respectively	111,321	66,480
Additional paid-in capital	437,423,958	409,107,292
Accumulated deficit	(415,865,995)	(365,094,774)
Total stockholders' equity	24,777,284	44,078,998
Total liabilities and stockholders' equity	$62,769,784	$67,024,438

The accompanying notes are an integral part of these financial statements.
# F-3 #

CYTRX CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
Revenue:
Licensing revenue	$200,000	$100,000	$100,000

Expenses:
Research and development	35,930,212	43,395,574	36,677,706
General and administrative	15,990,789	19,664,904	12,845,231
Depreciation and amortization	536,631	317,649	182,927
	52,457,632	63,378,127	49,705,864
Loss before other income (expense)	(52,257,632)	(63,278,127)	(49,605,864)
Other income (expense):
Interest income	255,123	233,958	305,331
Interest expense	(2,754,677)	—	—
Other income, net	159,148	20,151	132,114
Gain on warrant liabilities	3,827,617	4,437,628	19,051,239

Loss before provision for income taxes	(50,770,421)	(58,586,390)	(30,117,180)
Provision for income taxes	(800)	(800)	(800)
Net loss	$(50,771,221)	$(58,587,190)	$(30,117,980)
Basic and diluted loss per share	$(0.63)	$(0.97)	$(0.55)
Basic and diluted weighted average shares outstanding	81,063,772	60,483,151	54,371,151

The accompanying notes are an integral part of these financial statements.
# F-4 #

CYTRX CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at January 1, 2014	—	42,116,964	$—	$42,118	$289,426,100	$(276,389,604)	$(2,417,247)	$10,661,367
Issuance of stock options/warrants for compensation and services	—	—	—	—	5,139,348	—	—	5,139,348
Common stock issued in connection with a public offering	—	13,225,000	—	13,225	80,522,176	—	—	80,535,401
Issuance of restricted stock for compensation	—	100,000	—	100	626,900	—	—	627,000
Issuance of common shares for compensation	—	200,000	—	200	829,800	—	—	830,000
Options and warrants exercised	—	280,022	—	281	431,660	—	—	431,941
Repurchase of common stock for treasury	—	—	—	—	—	—	(195,614)	(195,614)
Net loss	—	—	—	—	—	(30,117,980)	—	(30,117,980)
Balance at December 31, 2014	—	55,921,986		55,924	376,975,984	(306,507,584)	(2,612,861)	67,911,463
Issuance of stock options/warrants for compensation and services	—	—	—	—	7,384,656	—	—	7,384,656
Common stock issued in connection with a public offering	—	10,465,000	—	10,465	26,769,603	—	—	26,780,068
Options and warrants exercised	—	292,354	—	290	589,711	—	—	590,001
Retirement of treasury stock	—	(199,275)	—	(199)	(2,612,662)	—	2,612,861	—
Net loss	—	—	—	—	—	(58,587,190)	—	(58,587,190)
Balance at December 31, 2015	—	66,480,065	—	66,480	409,107,292	(365,094,774)	—	44,078,998
Issuance of stock options/warrants for compensation and services	—	—	—	—	6,735,576	—	—	6,735,576
Warrants issued in connection with a public offering	—	—	—	—	(6,923,551)	—	—	(6,923,551)
Stock issued in connection with a public offering	3,300	40,112,170	3,300,000	40,112	22,437,145	—	—	25,777,257
Preferred stock conversion	(192)	457,143	(192,000)	457	191,543	—	—	—
Issuance of restricted stock grant	—	2,325,581	—	2,325	—	—	—	2,325
Warrants issued in connection with term loan	—	—	—	—	633,749	—	—	633,749
Beneficial conversion feature –Series B preferred stock	—	—	(314,286)	—	314,286	—	—	—
Series B preferred stock deemed dividend		—	314,286	—	(314,286)	—	—	—
Options and warrants exercised	—	386,358	—	386	743,765	—	—	744,151
Class action settlement share issuance	—	1,561,578	—	1,561	4,498,439	—	—	4,500,000
Net loss	—	—	—	—	—	(50,771,221)	—	(50,771,221)
Balance at December 31, 2016	3,108	111,322,895	$3,108,000	$111,321	$437,423,958	$(415,865,995)	$—	$24,777,284

The accompanying notes are an integral part of these financial statements.
# F-5 #

CYTRX CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(50,771,221)	$(58,587,190)	$(30,117,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	536,631	317,649	182,927
Loss on retirement of equipment and furnishings	12,276	2,614	1,220
Gain on warrant liabilities	(3,827,617)	(4,437,628)	(19,051,239)
Amortization of loan cost and discount	587,837	—	—
Unrealized foreign exchange gain	—	—	(125,659)
Stock-based compensation expense	6,735,576	7,384,656	6,596,248
Non-cash litigation settlement due in common stock	—	4,500,000	—
Changes in assets and liabilities:
Receivable	4,412,097	(2,574,182)	(1,901,766)
Interest receivable	28,130	76,497	(96,163)
Prepaid expenses and other current assets	(28,569)	1,118,931	(2,126,771)
Accounts payable	(1,672,631)	916,919	2,779,409
Accrued expenses and other current liabilities	(5,862,861)	3,699,287	3,303,967
Net cash used in operating activities	(49,850,352)	(47,582,447)	(40,555,807)

Cash flows from investing activities:
Proceeds from matured short-term investments	35,035,420	76,544,319	38,584,980
Purchase of short-term investments	—	(65,958,146)	(57,121,593)
Purchases of equipment and furnishings	(1,020,441)	(331,328)	(956,286)
Net cash provided by (used in) investing activities	34,014,979	10,254,845	(19,492,899)

Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of fees	25,777,257	26,780,068	80,535,401
Proceeds from term loan, net	24,012,078	—	—
Proceeds from issuance of restricted stock to employee	—	—	100
Repurchase of Company's own stock for treasury	—	—	(182,943)
Net proceeds from exercise of stock options and warrants	744,151	590,001	431,941
Net cash provided by financing activities	50,533,486	27,370,069	80,784,499

Net increase (decrease) in cash and cash equivalents	34,698,113	(9,957,533)	20,735,793
Cash and cash equivalents at beginning of year	22,261,372	32,218,905	11,483,112
Cash and cash equivalents at end of year	$56,959,485	$22,261,372	$32,218,905

Supplemental disclosures of non-cash financing/investing activities:
Cashless warrant exercises	$—	$3	$133
Repurchase of Company's own stock for treasury	$—	$—	$12,671
Receivable from issuance of restricted stock	$2,325	$—	$—
Equipment and furnishings purchased but not paid	$20,452	$485,743	$23,2825
Retirement of treasury stock	—	$2,612,861	$—
Warrants issued in connection with the term loan	$633,749	$—	$—
Shares issued in connection with the class action settlement	$4,500,000	$—	$—
Series B Preferred stock beneficial conversion feature and deemed dividend	$314,286	$—	$—
Warrants issued/amended in connection with the public offering	$6,923,551	$—	$—
Series B Preferred stock conversion	$457	$—	$—

Supplemental disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$800	$800	$800
Cash paid during the year for interest	$1,959,375	$—	$—

The accompanying notes are an integral part of these financial statements.
# F-6 #

CYTRX CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Nature of Business
CytRx Corporation ("CytRx" or the "Company") is a biopharmaceutical research and development company specializing in oncology. It currently is focused on the clinical development of aldoxorubicin (formerly known as INNO-206), its modified version of the widely-used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone. Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. Food and Drug Administration ("FDA") for the treatment of soft tissue sarcomas (STS). ODD provides several benefits including seven years of market exclusivity after approval, certain research and development related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits. CytRx is also developing new anti-cancer drug conjugates that utilizes its Linker Activated Drug Release (LADRTM ) technology.
CytRx previously announced the initial analysis of top-line data from its on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients at 79 sites in 15 countries including the U.S.  and Canada.
CytRx also previously announced positive updated results from its pivotal Phase 3 clinical trial evaluating aldoxorubicin compared to investigator's choice in patients with relapsed or refractory soft tissue sarcomas (STS).  The study demonstrated a statistically significant improvement in progression-free survival (PFS) between aldoxorubicin and investigator's choice therapy in 246 patients with leiomyosarcoma and liposarcoma, (p=0.007).  The hazard ratio (HR) was 0.62 (95% CI 0.44-0.88), representing a 38% reduction in the risk of tumor progression for patients receiving aldoxorubicin versus investigator's choice.  Leiomyosarcoma and liposarcoma are the two most common types of STS and accounted for 57% of the patients enrolled in the trial.
Aldoxorubicin demonstrated a statistically significant improvement in PFS over investigator's choice in 312 patients treated in North America plus Australia (p=0.028; HR=0.71, 95% CI 0.53-0.97), which represented 72% of the total trial population.  Notably, aldoxorubicin performed better than investigator's choice for the entire study population and narrowly missed statistical significance (p=0.12; HR=0.81, 95% CI 0.64-1.06).  All responses were determined by an independent, blinded central lab assessment of scans.
CytRx is currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer in which they currently expect to announce top-line data in the second quarter of 2017, as the number of deaths and/or progressions needed for data analysis have not yet been reached. CytRx is also evaluating aldoxorubicin in a Phase 1b trial in combination with ifosfamide in patients with soft tissue sarcoma. CytRx previously completed Phase 2 clinical trials of aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and HIV-related Kaposi's Sarcoma, a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.
CytRx is also engaged at its laboratory facility in Freiburg, Germany in preclinical development in a new class of oncology candidates utilizing our LADRTM technology to attach ultra-high potency drugs to albumin (10-1000 times more potent than traditional chemotherapies; these drugs are attached only to antibodies as antibody-drug conjugates, ADCs) to target tumors.
At December 31, 2016, the Company had cash and cash equivalents of approximately $57.0 million. Under the terms of the loan agreement, however, the Company is required to maintain cash equal to a minimum of the greater of three months projected cash burn or $10 million. Management believes that its current resources will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon the Company's currently projected expenditures for 2017 of approximately $39.8 million (unaudited), which includes approximately $16.4 million (unaudited) for its clinical programs for aldoxorubicin, approximately $3.7 million (unaudited) for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs, approximately $3.2 million (unaudited) for general operation of its clinical programs, approximately $8.0 million (unaudited) for other general and administrative expenses and $8.5 million of interest and principal payments on our outstanding term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent the Company's current expected expenditures, the Company has the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage its liquidity needs while still advancing its research and development objectives. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with long term debt or capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
# F-7 #

2. Summary of Significant Accounting Policies
Basis of Presentation — The accompanying Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP").
Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies.
Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codifications ("ASC") ASC 605-25, Revenue Recognition – Multiple-Element Arrangements ("ASC 605-25"). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and the Company has no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition. Revenues from contract research, government grants, and consulting fees are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence or an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Once all conditions of the grant are met and no contingencies remain outstanding, the revenue is recognized as grant fee revenue and an earned but unbilled revenue receivable is recorded. There are no grant revenues earned for 2016, 2015 and 2014.
Other Income — The Company realized other income of $0.2 million in 2016 from a VAT refund, a de minimus amount of other income in 2015 and realized other income of $0.1 million in 2014 resulting from foreign exchange gains.
Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.
Short-term Investments — Investment securities held by the Company and expected to mature within 12 months are classified as available for sale.
Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There are no impairment losses recognized in each of 2016, 2015 and 2014.
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

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$56,276	$—	$—	$56,276
Warrant liabilities	—	—	(3,789)	(3,789)

# F-8 #

 The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$ 20,673	$ —	$ —	$ 20,673
Short-term investments	35,035	—	—	35,035
Warrant liabilities	—	—	(693)	(693)

There were no transfers between Levels I, II and III during 2016 or 2015.
The changes in carrying amounts of the warrant liability for the years ended December 31, 2016 and 2015 were as follows:
(In thousands)	2016	2015
Beginning balance	$693	$5,131
Issued	6,933	—
Exercised	(9)	—
Net changes in valuation	(3,828)	(4,438)
Ending balance	$3,789	$693

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
Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 50.0 million, 21.4 million and 17.4 million shares at December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.
Warrant Liabilities —Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company's July 2016 and August 2011 equity financings. In accordance with ASC 815-40, the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with CytRx's application of ASC 505-50. The gain or loss resulting from the fair value calculation is shown on the Statements of Operations as gain (loss) on warrant liabilities. See "Note 10 – Warrant Liabilities" for additional information related to the determination of fair value of warrants.
Stock-based Compensation — The Company's stock-based employee compensation plans are described in Note 14. The Company has adopted the provisions of ASC 718, which requires the fair value measurement and recognition of compensation expense for all stock-based awards made to employees.
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
# F-9 #

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
     Clinical Trial Expenses — Clinical trial expenses, which are included in research and development expenses, include obligations resulting from the Company's contracts with various clinical research organizations in connection with conducting clinical trials for its product candidates. The Company recognizes expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. The Company believes that this method best approximates the efforts expended on a clinical trial with the expenses it records. The Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. If its estimates are incorrect, clinical trial expenses recorded in any particular period could vary. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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
Concentrations of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company maintains cash and cash equivalents in large well-capitalized financial institutions and the Company's investment policy disallows investment in any debt securities rated less than "investment-grade" by national ratings services. The Company has not experienced any losses on its deposits of cash or cash equivalents or its short-term investments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.
Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the accrual for research and development expenses, valuation on deferred tax assets, contingent liabilities and the estimate of expense arising from the common stock options and warrants granted to employees and non-employees. Actual results could materially differ from those estimates.
Recent Accounting Pronouncements — In January 2017, the FASB issued an ASU entitled "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. CytRx does not believe that the adoption of this guidance will have a material impact on its financial statements.

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The objective of ASU No. 2016-15 is to provide specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is still in the process of determining the impact that the implementation of ASU 2016-15 will have on its financial statements.
# F-10 #

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. CytRx does not believe that the adoption of this guidance will have a material impact on its financial statements.

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
In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes". ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of this update will not have a material effect on the Company's financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 must be applied retrospectively. Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued. The Company adopted this Accounting Standard effective January 1, 2016.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
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
When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which they will adopt the standard.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40)". The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the annual reporting periods ending after December 15, 2016, and for interim periods thereafter. The Company adopted this Accounting Standard on its financial statements in the year ended December 31, 2016. Management's conclusions are disclosed in Note 1 above.
# F-11 #

3. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of the Company's laboratory in Freiburg, Germany. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $18,000, $6,000 and 7,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
4. Receivables
At December 31, 2016, the Company had a receivable of $0.2 million as compared to $4.6 million at December 31, 2015. The Company substantially received the amounts recoverable from its insurance carrier, associated with ongoing legal proceedings during 2016. Due to the likelihood of the collectability of the accounts receivable, no allowance was recorded.
5. Prepaid and Other Assets
At December 31, 2016 and 2015, the Company had $3.4 million and $2.4 million, respectively, of prepaid and other current assets, which consist primarily of deposits on contracts for research and development, prepaid insurance and leases for its facility.
6. Short-term Investments
The Company held no short-term investments at December 31, 2016. At December 31, 2015, the Company held $35.0 million of short-term investments, which have since matured.
7. Equipment and Furnishings
Equipment and furnishings at December 31, 2016 and 2015 consist of the following (in thousands):
	2016	2015
Equipment and furnishings	$2,811	$1,843
Less — accumulated depreciation	(851)	(375)
Equipment and furnishings, net	$1,960	$1,468

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 were $536,631, $317,649 and $182,927, respectively.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2016 and 2015 are summarized below (in thousands).
	2016	2015
Professional fees	$193	$5,459
Research and development costs	2,208	2,625
Litigation settlement	700	1,000
Wages, bonuses and employee benefits	487	527
Other	242	82
Total	$3,830	$9,693

9. Non-Cash Litigation Settlement Due in Shares of Common Stock
On December 10, 2015, CytRx reached an agreement to settle the 2014 federal consolidated securities class action. As part of the settlement agreement, the Company agreed to issue the equivalent number of shares of its common stock to the class of a non-cash amount of $4,500,000 worth at the prevailing stock price at the time of the Court's final approval of the settlement agreement. In accordance with ASC 480, the Company classified the $4.5 million worth of shares of the common stock as a liability included in the non-cash litigation settlement due in shares of common stock in the December 31, 2015 balance sheet, due to the variable number of shares that would be issued upon the Court's final approval of the settlement agreement. On May 25, 2016, the Company issued 1,561,578 shares of its common stock to settle this liability.
# F-12 #

10. Term Loan
On February 5, 2016, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender, pursuant to which the lenders made long-term loans to the Company on February 8, 2016 in the aggregate principal amount of $25 million. The loans bear interest at the daily variable rate per annum equal to 6.00% plus the prime rate, or 9.75%, whichever is greater. The interest rate at December 31, 2016 was 9.75%.  The Company is required to make interest-only payments on the term loans through February 28, 2017, and beginning on March 1, 2017 it will be required to make amortizing payments of principal and accrued interest in equal monthly installments until the maturity date of the term loans.  The Company believes that its debt obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. We are required under the terms of the loans to maintain cash on hand of not less than three months' projected cash burn or $10 million, whichever is greater.  The Company is in compliance with all the covenants entered into with the lenders as at December 31, 2016. All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
As security for the Company's obligations under the loan and securities agreement, the Company granted HTGC, as administrative agent, a security interest in substantially all of its existing and after-acquired assets except for its intellectual property and certain other excluded assets.
The following sets forth information regarding the current and long-term portion of the term loan (in thousands):
December 31, 2016
Term Loan Principal - Current	$6,214
Loan Discount & Issuance Cost - Current	(732)
Term Loan, Net - Current	$5,482

Term Loan Principal	$18,786
End Fee Payable	1,772
Long Term Loan Discount & Issuance Cost	(2,073)
Long Term Loan, Net	$18,485

Interest expense on the term loan was $2.8 million for 2016. There was no interest expense in either 2015 or 2014.
The future principal payments for the Company's term loan as of December 31, 2016 are as follows (in thousands):
2017	$6,214
2018	8,151
2019	8,995
2020	1,640
Total term loan	$25,000

# F-13 #

11. Warrant Liabilities
Warrants issued in connection with the Company's July 2016 equity public offering and modified in the Company's December 2016 equity public offering are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. The fair value of these warrants were recorded on the balance sheet at issuance and the warrants were marked to fair value at each financial reporting period, with changes in the fair value recorded as a gain or loss in the statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The warrants issued in connection with the Company's August 2011 equity public offering expired in August 2016. The following reflects the weighted-average assumptions for each of the periods indicated:
	Year Ended December 31,
	2016	2015	2014

Risk-free interest rate	0.90%	0.57%	0.46%
Expected dividend yield	0%	0%	0%
Expected lives	1.23	0.59	1.59
Expected volatility	119.1%	61.7%	89.7%
Number of warrants classified as liabilities	28,515,071	6,371,854	6,371,854
Gain (Loss) on warrant liabilities	$3,827,617	$4,437,628	$19,051,239

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
During the year, 28.6 million warrants in connection with the July equity offering were issued and 56,358 warrants were exercised resulting in the issuance of 56,358 shares of the Company's common stock.
12. Commitments and Contingencies
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
CytRx's current contractual obligations that will require future cash payments are as follows (in thousands):
	Operating Leases (1)	Employment Agreements (2)	Research and Development (3)	Total
2017	$397	$3,257	$19,325	$22,979
2018	373	1,682	47	2,102
2019	278	1,057	37	1,372
2020	59	1,057	—	1,116
2021	—	1,057	—	1,057
Thereafter	—	—	—	—
Total	$1,107	$8,110	$19,409	$8,626
____________

(1)
Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors. The Company recognized rent expenses of $358,247, $351,075, and $335,991 in 2016, 2015 and 2014, respectively.

(2)
Employment agreements include management contracts which have been revised from time to time. The employment agreement for the Company's executive officers provide for minimum salaries, which are adjusted annually at the discretion of the Company's Compensation Committee, and in some cases provide for minimum annual bonuses and employee benefits, as well.  New employment agreements for the Company's other executive officers are usually entered into annually or biennially.

(3)	Research and development obligations relate primarily to clinical trials. All of these purchase obligations are cancelable.

# F-14 #

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
Shareholder Derivative Actions in Delaware.  There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.   Following competing motions for appointment of a lead plaintiff and lead counsel, On February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint.  The Company and the defendant officers and defendants will be responding appropriately to the operative complaint.
Class Action in California.  On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. On January 13, 2017, a first amended complaint was filed in the Crihfield matter, which is now the controlling pleading. The Company and the individual defendants will be filing a motion to dismiss the first amended complaint on or before March 14, 2017.
The Company intends to vigorously defend against the foregoing complaints. CytRx has directors' and officers' liability insurance, which will be utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities the Company may incur in connection with the foregoing matters. These claims are subject to inherent uncertainties, and management's view of these matters may change in the future.
The Company evaluates developments in legal proceedings and other matters on a quarterly basis. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company has accrued $0.7 million of litigation settlement related to Shareholder Derivative actions.
# F-15 #

13. Equity Transactions
As of December 31, 2016, the Company has reserved approximately 12.0 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.
In 2016, the Company issued 330,000 shares of its common stock resulting from the exercise of employee stock options and issued 2,325,581 shares in restricted common stock (see Note 14).
On December 16, 2016, the Company issued 11,540,741 shares of its common stock and 3,300 convertible preferred shares at a stated value of $1,000, and repriced 19,397,884 warrants from the July 2016 financing, from $0.70 to $0.51 per common stock, along with extending their term through July 2018, all in respect of a public offering. As a result of the Series B conversion price of $0.42 being less than the common stock price at the closing date, a beneficial conversion feature was recognized in the amount of $0.3 million. Since the preferred stock was immediately convertible, the entire beneficial conversion feature was recognized as a deemed dividend on December 16, 2016. In December 2016, 192 preferred shares were converted at their conversion rate of $0.42 in exchange for 457,143 common shares.
On July 20, 2016, the Company issued 28,571,429 shares of its common stock and one-year warrants to purchase an equal number of shares of its common stock in a public offering.
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
14. Stock Options and Equity-Classified Warrants
Stock Options
The Company has a 2000 Long-Term Incentive Plan under which 1.4 million shares of common stock were originally reserved for issuance. As of December 31, 2016, there were approximately 0.5 million shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.
The Company also has a 2008 Stock Incentive Plan under which 30 million shares of common stock are reserved for issuance. As of December 31, 2016, there were 17.1 million shares subject to outstanding stock options and 2.3 million shares outstanding related to restricted stock grants issued from the 2008 Plan and 12.0 million shares available for future grant under this plan.
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
The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	2016	2015	2014
Risk-free interest rate	1.20% - 2.26%	1.74% - 2.42%	1.74% - 2.12%
Expected volatility	74% - 88%	74% - 85%	82% - 90%
Expected lives (years)	6 - 10	6 - 10	6 - 10
Expected dividend yield	0.00%	0.00%	0.00%

The Company's computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2016, 2015 and 2014, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company's options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for each of the three years ended December 31, 2016, 2015 and 2014, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.
# F-16 #

At December 31, 2016, there remained approximately $4.1 million of unrecognized compensation expense related to unvested stock options granted to current employees and directors, to be recognized as expense over a weighted-average period of 1.24 years. Presented below is the Company's stock option activity for employees and directors:
	Stock Options			Weighted Average Exercise Price
	2016	2015	2014	2016	2015	2014
Outstanding — beginning of year	13,583,862	9,358,592	6,228,593	$3.11	$2.83	$3.11
Granted	4,857,500	4,590,000	3,190,000	0.59	2.61	2.47
Exercised	(330,000)	(287,143)	(1,667)	2.14	2.05	1.83
Forfeited	(1,176,737)	—	(24,333)	3.49	—	2.81
Expired	(54,855)	(77,587)	(34,001)	8.03	5.58	8.18
Outstanding — end of year	16,879,770	13,583,862	9,358,592	2.36	3.11	2.83
Exercisable at end of year	10,867,920	8,020,162	4,901,511	$2.95	$3.45	$3.22
Weighted average fair value of stock options granted during the year:	$0.43	$1.88	$1.80

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
The Company recorded approximately $0, $0 and $1,276,000 of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2016, 2015 and 2014, respectively.
At December 31, 2016, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company's non-employee stock option activity:
	Stock Options			Weighted Average Exercise Price
	2016	2015	2014	2016	2015	2014
Outstanding — beginning of year	635,714	692,143	167,143	$3.02	$3.47	$5.69
Granted	—	—	550,000	—	—	2.76
Exercised	—	—	—	—	—	—
Expired/Forfeited	(35,714)	(56,429)	(25,000)	7.77	8.54	2.79
Outstanding — end of year	600,000	635,714	692,143	2.73	3.02	3.47
Exercisable at end of year	600,000	635,714	692,143	$2.73	$3.02	$3.47
Weighted average fair value of stock options granted during the year:	$—	$—	$1.98

# F-17 #

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	2016	2015	2014
Risk-free interest rate	—	—	2.23%
Expected volatility	—	—	85.0%
Expected lives (years)	—	—	10
Expected dividend yield	—	—	0%

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2016:
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.43 — 1.50	4,432,498	9.95	$0.44	1,086,696	9.95	$0.45
$1.51 — 2.50	8,932,606	7.85	2.26	6,293,224	7.49	2.22
$2.51 — 4.00	960,670	7.13	2.88	934,004	7.10	2.87
$4.01 — 32.55	3,153,996	6.17	5.24	3,153,996	6.17	5.24

	17,479,770	8.04	$2.37	11,467,920	7.33	$2.93

There was no aggregate intrinsic value to the outstanding options, options vested, and options exercised during 2016.
The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in the Company's Statements of Operations:
	Years Ended December 31,
	2016	2015	2014
Research and development - employee	$1,822,508	$1,590,267	$932,482
General and administrative - employee	4,661,795	5,568,537	2,383,624
Total employee stock-based compensation	$6,484,303	$7,158,804	$3,316,106

Research and development – non-employee	$—	$—	$86,539
General and administrative – non-employee	235,764	225,852	1,736,703
Total non-employee stock-based compensation	$235,764	$225,852	$1,823,242

# F-18 #

Restricted Stock
In December 2016, the Company granted to Stephen Kriegsman, Chief Executive Officer, 2,325,581 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration.  The fair value of the restricted stock on the grant date was $1,000,000.  The Company did not issue any restricted stock for the year ended December 31, 2015.  On January 1, 2014, the Company granted to Dr. Daniel Levitt, Executive Vice President and Chief Medical Officer, 100,000 shares of restricted common stock pursuant to the 2008 Plan, which shares have now fully vested. The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration. The fair value of the restricted shares granted on January 1, 2014 was $626,900.  The Company recorded an employee stock-based compensation expense for restricted stock of approximately $15,000, $0 and $626,900 for the years ended December 31, 2016, 2015 and 2014, respectively.
Equity-Classified Warrants
In December 2016, the Company issued to a consultant a one-year contingent warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.70. No expense was recorded due to the performance contingent nature of the warrants. Should this performance contingency be removed, the warrant term will be extended for eighteen months from that date.
In February 2016, in connection with a loan and security agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. ("lenders") (see Note 10), the Company issued to the lenders warrants to purchase a total of 634,146 shares of our common stock at an exercise price of $2.05. These warrants had a fair value of $633,749 on the date of issuance and were recorded as a loan discount.
In February 2016, the Company also issued a warrant to a consultant to purchase 500,000 shares of our common stock at an exercise price of $1.74. These warrants will be fully vested by February 2018. The warrant expense in 2016, recognized as non-employee stock-based compensation expenses, was $157,797.
In March 2015, the Company extended the term of the 250,000 warrants issued in November 2013 by three years. These warrants will now expire in 2018. The Company recognized a non-employee stock-based compensation expense of $77,967 relating to the term extension in 2016 and $61,480 in 2015.
In March 2014, the Company issued a warrant to purchase 25,000 shares of its common stock at an exercise price of $5.60 in connection with the establishment of its Freiburg, Germany research and development laboratory.

A summary of the Company's warrant activity and related information for the years ended December 31 are shown below.
	Warrants			Weighted Average Exercise Price
	2016	2015	2014	2016	2015	2014
Outstanding — beginning of year	7,225,472	7,349,760	8,324,609	$4.28	$4.27	$4.86
Granted	31,705,575	—	25,000	0.62	—	5.60
Exercised	(56,358)	(10,000)	(340,527)	0.70	2.50	2.56
Forfeited	—	—	—	—	—	—
Expired	(6,371,899)	(114,288)	(659,322)	4.48	3.82	12.66
Outstanding — end of year	32,502,790	7,225,472	7,349,760	0.68	4.28	4.27
Exercisable at end of year	30,190,290	7,225,472	7,149,760	$0.67	$4.28	$4.32
Weighted average fair value of warrants granted during the year:	$0.26	$—	$3.46

During 2016, no warrants were surrendered in connection with the cashless exercise, as compared to 10,000 warrants during 2015.
The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2016:

			Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.43 — 1.50	31,015,071	1.29	$0.60	28,702,571	1.25	$0.58
$1.51 — 2.50	1,337,719	2.69	2.30	1,337,719	2.30	2.30
$2.51 — 4.00	125,000	1.86	3.75	125,000	1.86	3.75
$4.01 — 32.55	25,000	7.21	5.60	25,000	7.21	5.60

	32,502,790	1.35	$0.68	30,190,290	1.35	$0.67

# F-19 #

15. Stockholder Protection Rights Plan
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
The Rights have been distributed to protect the Company's stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirers. In July 2016, the Company extended the stockholder rights plan through April 2022.
16. Income Taxes
At December 31, 2016, the Company had federal and state net operating loss carryforwards of $333.5 million and $224.0 million, respectively, available to offset against future taxable income, which expire in 2017 through 2036.
As a result of a change in-control that occurred in the CytRx shareholder base, approximately $62.3 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $271.2 million in federal net operating loss carryforwards, and the $224.0 million in state net operating loss carryforwards, are unrestricted.
As of December 31, 2016, CytRx also had research and development and alternative minimum tax credits for federal and state purposes of approximately $16.0 million and $21.2 million, respectively, available for offset against future income taxes, which expire in 2022 through 2036. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):
	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$126,244	$105,661
Tax credit carryforwards	29,970	27,671
Equipment, furnishings and other	9,297	10,547
Total deferred tax assets	165,511	143,879
Deferred tax liabilities	(301)	(270)
Net deferred tax assets	165,210	143,609
Valuation allowance	(165,210)	(143,609)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2016 and 2015 was $21.4 million and $20.1 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):
	Years ended December 31,
	2016	2015	2014
Federal benefit at statutory rate	$(17,262)	$(19,919)	$(10,240)
State income taxes, net of Federal taxes	(3,086)	(3,556)	(2,773)
State credits	(1,031)	(1,324)	(990)
Warrant liabilities	(1,301)	(1,509)	(6,477)
Other permanent differences	40	16	37
Provision related to change in valuation allowance	21,601	20,142	23,440
Current year tax credit	(1,119)	(2,050)	(1,300)
Return to provision	2,156	8,198	(1,504)
Other, net	3	3	(192)
	$1	$1	$1

There have been no changes to the Company's liability for unrecognized tax benefits during the year ended December 31, 2016.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2016, the tax returns for 2012 through 2016 remain open to examination by the Internal Revenue Service and various state tax authorities.
The Company's policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended December 31, 2016, 2015 and 2014, the Company had accrued no interest or penalties related to uncertain tax positions.
# F-20 #

17. Earnings (Loss) Per Share
Basic earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share calculations include any dilutive effect of potential common shares. In periods with a net loss from continuing operations, diluted earnings per share are calculated using weighted-average basic shares for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the year ended December 31, 2016 follows (in thousands, except per share data):

Net loss	$50,771
Add: Series B convertible preferred stock deemed dividends	314
Net loss available to common shareholders – basic and diluted	51,085
Weighted-average common shares outstanding – basic and diluted	81.1 million
Basic and diluted loss per share – common shareholders	$(0.63)

18. Quarterly Financial Data (unaudited)
Summarized quarterly financial data for 2016 and 2015 is as follows (in thousands, except per share data):
	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2016
Total revenues	$—	$100	$—	$100
Net loss	$(12,643)	$(18,280)	$(12,175)	$(7,672)
Basic and diluted loss per share applicable to common stock	$(0.19)	$(0.27)	$(0.13)	$(0.08)

2015
Total revenues	$—	$—	$—	$100
Net income (loss)	$(17,525)	$(11,687)	$(7,073)	$(22,302)
Basic and diluted income (loss) per share applicable to common stock	$(0.31)	$(0.21)	$(0.11)	$(0.34)

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.
19. Subsequent Event
In January and February 2017, a total of 2,520 Series B preferred shares were converted in exchange for 6,000,000 common shares of the Company's common stock.
# F-21 #

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, 2015 and 2014

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2016	$143,609,000	$—	$21,601,000	$—	$165,210,000
Year ended December 31, 2015	$123,466,000	$—	$20,143,000	$—	$143,609,000
Year ended December 31, 2014	$100,026,000	$—	$23,440,000	$—	$123,466,000
# F-22 #