Form 10-Q
period 2017-03-31
CYTRX CORP
filed 2017-05-10
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑
Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of May 9, 2017: 152,054,818 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED BALANCE SHEETS
 (Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,003,315	$56,959,485
Receivables	102,129	183,703
Prepaid expenses and other current assets	2,650,682	3,434,238
Total current assets	50,756,126	60,577,426
Equipment and furnishings, net	1,903,904	1,959,667
Goodwill	183,780	183,780
Other assets	43,264	48,911
Total assets	$52,887,074	$62,769,784
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Accounts payable	$6,542,281	$6,406,445
Accrued expenses and other current liabilities	3,793,159	3,830,498
Warrant liabilities	3,821,510	3,789,391
Term loan, net – current	6,481,674	5,481,656
Total current liabilities	20,638,624	19,507,990

Long term loan, net:	17,586,113	18,484,510
Total liabilities	38,224,737	37,992,500
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 3,900 shares authorized, 0 and 3,108 outstanding at March 31, 2017 and December 31, 2016, respectively.	—	3,108,000
Common stock, $0.001 par value, 250,000,000 shares authorized; 118,722,895 and 111,322,895 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	118,721	111,321
Additional paid-in capital	441,453,715	437,423,958
Accumulated deficit	(426,910,099)	(415,865,995)
Total stockholders' equity	14,662,337	24,777,284
Total liabilities and stockholders' equity	$52,887,074	$62,769,784

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
License revenue	$—	$—

Expenses:
Research and development	6,772,582	8,151,305
General and administrative	2,979,057	3,958,434
	9,751,639	12,109,739

Loss before other income (expense)	(9,751,639)	(12,109,739)

Other:
Interest income	60,543	61,738
Interest expense	(1,322,715)	(416,803)
Other income, net	1,826	5,964
Loss on warrant derivative liabilities	(32,119)	(184,272)

Net loss	$(11,044,104)	$(12,643,112)

Basic and diluted net loss per share	$(0.10)	$(0.19)

Basic and diluted weighted-average shares outstanding	113,577,313	66,488,855

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,044,104)	$(12,643,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,524	102,434
Stock-based compensation expense	931,525	1,325,817
Fair value adjustment on warrant liabilities	32,119	184,272
Amortization of loan cost and discount	715,786	67,150
Loss on retirement of fixed assets	—	387
Non-cash litigation settlement due in common stock	—	700,000
Changes in assets and liabilities:
Receivables	81,574	3,592,636
Interest receivable	—	28,130
Prepaid expenses and other current assets	789,203	(861,255)
Accounts payable	121,126	(2,172,100)
Accrued expenses and other current liabilities	(39,707)	(3,415,368)
Net cash used in operating activities	(8,238,954)	(13,091,009)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	—	35,035,420
Purchases of equipment and furnishings	(103,051)	(238,107)
Net cash (used) provided by investing activities	(103,051)	34,797,313

Cash flows from financing activities:
Proceeds from term loan, net of costs	—	24,012,078
Payment of principal on term loan	(614,165)	—
Net proceeds from exercise of stock options	—	183,000
Net cash (used) provided by financing activities	(614,165)	24,195,078

Net increase (decrease) in cash and cash equivalents	(8,956,170)	45,901,382
Cash and cash equivalents at beginning of period	56,959,485	22,261,372
Cash and cash equivalents at end of period	$48,003,315	$68,162,754

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$609,944	$145,139
Supplemental disclosure of non-cash investing activities:

Preferred stock conversion	$ 7,400	—

Warrants issued in connection with term loan	$ —	$ 633,749

Equipment and furnishings purchased on credit	$ 14,710	$ 73,474

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2017
 (Unaudited)
1.  Description of Company and Basis of Presentation
CytRx Corporation ("we," "us," "our," CytRx" or the "company") is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin, our modified version of the widely-used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone. Aldoxorubicin has received Orphan Drug Designation (ODD) by the United States Food and Drug Administration (FDA) for the treatment of soft tissue sarcomas (STS). ODD provides several benefits, including seven years of market exclusivity after approval, certain research and development related tax credits, and protocol assistance by the FDA. The European Medicines Agency (EMA) also has granted aldoxorubicin Orphan designation for STS, which designation confers ten years of market exclusivity among other benefits.

In July 2016, we announced the initial analysis of top-line data from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory STS. The trial enrolled 433 patients at 79 sites in 15 countries, including the U.S. and Canada. Aldoxorubicin performed better than investigator's choice for the entire study population and narrowly missed statistical significance (p=0.12; HR=0.82, 95% CI 0.64-1.06). All responses and progression-free survival (PFS) were determined by an independent, blinded central lab assessment of scans.

In November 2016, we announced updated results from the Phase 3 clinical trial, which demonstrated a statistically significant improvement in PFS between aldoxorubicin and investigator's choice therapy in 246 patients with leiomyosarcoma and liposarcoma, (p=0.007). The hazard ratio (HR) was 0.62 (95% CI 0.44-0.88), representing a 38% reduction in the risk of tumor progression for patients receiving aldoxorubicin in comparison to investigator's choice. Leiomyosarcoma and liposarcoma are the two most common types of STS and accounted for 57% of the patients enrolled in the trial. Aldoxorubicin also demonstrated a statistically significant improvement in PFS over investigator's choice in 312 patients treated in North America plus Australia (p=0.028; HR=0.71, 95% CI 0.53-0.97), which represented 72% of the total trial population.

Based upon the results of the Phase 3 trial, we were granted a Type C advice meeting with the FDA on March 22, 2017 to discuss the regulatory path forward for aldoxorubicin. On April 19, 2017, we announced that we intend to submit a rolling Section 505(b)(2) NDA in the last quarter of 2017. A Section 505(b)(2) NDA is for drugs for which one or more of the investigations relied on by the applicant for approval of the application were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The investigations must have been performed for a drug that had received FDA approval, which in our case is doxorubicin. Doxorubicin is considered to be a reference drug, since it is the active moiety in aldoxorubicin. A Section 502(b)(2) NDA differs from a typical Section 505(b)(1) NDA in that we can rely, in part, upon the FDA's findings of safety and/or effectiveness for the reference drug, doxorubicin, provided that bridging data establishing the comparability of aldoxorubicin to doxorubicin will be deemed acceptable by FDA. Since we intend to pursue the Section 502(b)(2) regulatory pathway, our former special protocol assessment, or SPA, with the FDA is no longer applicable. We do not believe the 505(b)(2) pathway will adversely impact our Orphan Drug Designation for STS or that additional clinical studies will need to be conducted to submit our NDA. Subject to FDA approval, the commercial launch of aldoxorubicin in the United States is projected for 2018.

We also plan to discuss with the EMA a path to filing a Marketing Authorization Application, or MAA.

The proposed aldoxorubicin product label would include "indicated for the treatment of STS." New data might allow for future use of aldoxorubicin in neoadjuvant (pre-surgery) settings, as well as a replacement for doxorubicin in combinations. We also are considering a market expansion strategy which could include other indications or formulations, including combinations of aldoxorubicin with other chemotherapeutics and immunotherapies.

We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer in which we currently expect to announce top-line data in the second quarter of 2017. We are also evaluating aldoxorubicin in a Phase 1b/2 trial in combination with ifosfamide in patients with STS. We previously completed Phase 2 clinical trials of aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and HIV-related Kaposi's Sarcoma, a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.

We also are engaged at our laboratory facility in Freiburg, Germany in preclinical development in a new class of oncology candidates utilizing our LADR technology to attach ultra-high potency drugs to albumin (10-1,000 times more potent than traditional chemotherapies; these drugs are attached only to antibodies as antibody-drug conjugates) to target tumors.

The accompanying condensed financial statements at March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from our audited financial statements as of that date.
The financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2016. Our operating results will fluctuate for the foreseeable future. Therefore, prior period results should not be relied upon as predictive of the results in future periods.
2. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facilty. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). We recognized a gain of approximately $671 and $4,266 respectively, for the three-month periods ended March 31, 2017 and 2016.
3. Recent Accounting Pronouncements
In January 2017, the FASB issued updated guidance to clarify the definition of a business within the context of business combinations. The updated guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This updated guidance is expected to reduce the number of transactions that need to be further evaluated as business combinations. If further evaluation is necessary, the updated guidance will require that a business set include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The updated guidance will remove the evaluation of whether a market participant could replace missing elements. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a prospective basis. We are currently evaluating the new guidance.

In January 2017, the FASB issued updated guidance which eliminated Step 2 from the goodwill impairment test. Step 2 is the process of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires entities to measure a goodwill impairment loss as the amount by which a reporting unit's carrying value exceeds its fair value, limited to the carrying amount of goodwill. The FASB also eliminated the requirements for entities that have reporting units with zero or negative carrying amounts to perform a qualitiative assessment for the goodwill impairment test. Instead, those entities would be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for intrerim or annual goodwill impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the new guidance.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. We adopted this Standard for this quarter. The adoption of this standard did not have a material impact to the Company's financial position or its results of operations.
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

4. Term Loan
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender, pursuant to which the lenders made term loans to us on February 8, 2016 in the aggregate principal amount of $25 million.
The term loans bear interest at the daily variable rate per annum equal to 6.0% plus the prime rate, or 10.0%, whichever is greater.  We are required to make interest-only payments on the term loans through February 28, 2017, and beginning on March 1, 2017 blended equal monthly installments of principal amortization and accrued interest until the maturity date of the term loans on February 1, 2020.  Under the terms of the loan, we are required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn. As security under our obligations, we issued to the lenders warrants to purchase a total of 634,146 shares of our common stock at an exercise price of $2.05. These warrants are classified as equity warrants with a fair value of $633,749.  All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
As security for our obligations under the loan and securities agreement, we granted HTGC, as administrative agent, a security interest in substantially all of our existing and after-acquired assets except for our intellectual property and certain other excluded assets. The loan and security agreement contains customary representations, warranties and covenants.
	March 31, 2017	December 31, 2016
Term Loan Principal – Current	$7,545,597	$6,214,057
Issuance Cost/Loan Discount – Current	(1,063,923)	(732,401)
Term Loan, Net – Current	$6,481,674	$5,481,656

Long Term Loan Principal	$16,840,238	$18,785,943
End Fee Payable	1,771,250	1,771,250
Long Term Loan Discount/Issuance Cost	(1,025,375)	(2,072,683)
Long Term Loan, Net	$17,586,113	$18,484,510

The interest expense on the Term loan for the three-month period ended March 31, 2017 was $1,322,715 and $416,803 for the 2016 comparative period.
5. Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 49.5 million shares for the three-month period ended March 31, 2017 as compared to 22.7 million shares for the three-month period ended March 31, 2016.
6. Warrant Liabilities
Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity ("ASC 815-40"), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50").  The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a loss of $32,000 and $0.2 million for the three-month periods ended March 31, 2017 and 2016, respectively. The following reflects the weighted-average assumptions for each of the three-month periods indicated:

	Three Months Ended March 31,
	2017	2016

Risk-free interest rate	1.05%	0.21%
Expected dividend yield	0%	0%
Expected lives	0.98	0.34
Expected volatility	95.1%	86.8%
Warrants classified as liabilities (in shares)	28,515,071	6,371,854
Loss on warrant liabilities	$(32,119)	$(184,272)

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
7. Stock Based Compensation
We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of March 31, 2017, there were approximately 0.5 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.
We also have a 2008 Stock Incentive Plan under which 30 million shares of common stock are reserved for issuance.  As of March 31, 2017, there were 16.5 million shares subject to outstanding stock options and 2.3 million shares outstanding related to restricted stock grants issued from the 2008 Stock Plan and 12.7 million shares available for future grant under this plan.
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
The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our unaudited interim statements of operations:
	Three Months Ended March 31,
	2017	2016
Research and development — employee	$353,083	$480,811
General and administrative — employee	549,782	657,050
Total employee stock-based compensation	$902,865	$1,137,861

Research and development — non-employee	$—	$—
General and administrative — non-employee	28,660	187,956
Total non-employee stock-based compensation	$28,660	$187,956

During the three-month period ended March 31, 2017, we granted no stock option or warrants, and during the corresponding 2016 period, we granted stock options to purchase 425,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock at an average exercise price of $1.74. The fair value of the stock options and warrants was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Risk-free interest rate	—	1.47%
Expected volatility	—	76.3%
Expected lives (years)	—	5 - 10
Expected dividend yield	—	0.00%

We compute expected volatility based on the historical daily volatility of our publicly traded stock.  We use historical information to compute expected lives. In the three-month period ended March 31, 2016, the contractual term and the expected life of the options and warrants granted were five to ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the three-month period ended March 31, 2016, we estimated an annualized forfeiture rate of 10% for options granted to our employees, 2% for options granted to senior management and 0% for warrants issued to non-employees. On January 1, 2017, the Company adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact to the Company's financial condition or results of operations. No amounts relating to stock-based compensation have been capitalized.
As of March 31, 2017, there remained approximately $3.9 million of unrecognized compensation expense related to unvested stock options granted to current employees, which we expect will be recognized over a weighted-average period of 1.12 years. Presented below is our stock option activity:
	Three Months Ended March 31, 2017
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2017	16,879,770	600,000	17,479,770	$2.37
Granted	—	—	—	$—
Exercised, forfeited or expired	(360,000)	—	(360,000)	$3.24
Outstanding at March 31, 2017	16,519,770	600,000	17,119,770	$2.35
Exercisable at March 31, 2017	11,108,079	600,000	11,708,079	$2.85

The following table summarizes significant ranges of outstanding stock options under our plans at March 31, 2017:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.43 - $1.50	4,432,500	9.70	$0.44	1,330,704	9.71	$0.44
$1.51 – $2.50	8,752,604	7.58	$2.26	6,469,375	7.26	$2.22
$2.51 – $4.00	960,670	6.88	$2.88	934,004	6.86	$2.87
$4.01 – $32.55	2,973,996	5.78	$5.32	2,973,996	5.78	$5.32
	17,119,770	7.78	$2.35	11,708,079	7.13	$2.85

The aggregate intrinsic values of outstanding options and options vested as of March 31, 2017 were $40,825 and $11,340 respectively, which represents the excess of the aggregatve fair market value of the underlying common stock on March 31, 2017 of $0.44 per share over the aggregate price of the options.
At March 31, 2017 and December 31, 2016, there were warrants outstanding to purchase 32,394,217 and 32,502,790 shares, respectively, at a weighted-average exercise price of $0.68 in each period.
Restricted Stock
In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 2,325,581 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration.  The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $82,117 and $0 respectively, for the quarters ended March 31, 2017 and 2016.

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
The following table summarizes fair value measurements by level at March 31, 2017 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$46,336	$—	$—	$46,336
Warrant liability	—	—	(3,822)	(3,822)

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$56,276	$—	$—	$56,276
Warrant liability	—	—	(3,789)	(3,789)

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financings. In accordance with ASC 815-40, the warrant liability are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized loss of $32,000 recognized. The loss is presented in the Condensed Statement of Operations (see Note 6).
We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.
Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  Our non-financial assets were not material at March 31, 2017 or March 31, 2016.
9. Liquidity and Capital Resources
At March 31, 2017, we had cash and cash equivalents of approximately $48.0 million. Management believes that our current cash and cash equivalents, along with the net proceeds of our equity financing subsequent to March 31, 2017 of $13.9 million net along with net proceeds of $1.9 million from the exercise of warrants (see Note 13), will be sufficient to fund its operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for the remainder of 2017 and the first four months of 2018 of approximately $40.5 million, which includes approximately $13.0 million for its clinical programs for aldoxorubicin, approximately $3.6 million for pre-clinical development of a new class of oncology drug candidates in our Freiburg operations, approximately $4.7 million for general operation of its clinical programs (which includes a milestone payment to the licensor upon filing an NDA for aldoxorubicin of $1.5 million), approximately $8.7 million for other general and administrative expenses, and approximately $10.5 million for interest and payments on our outstanding indebtedness. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
If we obtain marketing approval and successfully commercialize aldoxorubicin or other product candidates, we anticipate it could take several years for us to generate significant recurring revenue.  We will be dependent on future financing and possible strategic partnerships until such time, if ever, as we can generate significant recurring revenue. We have no additional commitments from third parties to provide any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs or clinical trials, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize itself, or seek to sell some or all of our assets or merge with or be acquired by another company.

10. Equity Transactions
In the first quarter of 2017, we converted 3,108 shares of our Series B preferred shares stock in exchange for 7.4 million shares of our common stock.
As of March 31, 2017, we have reserved approximately 12.7 million authorized but unissued shares of our common stock for future issuance to employees and consultants pursuant to our employee stock option plans.
11 Income Taxes
At December 31, 2016, we had federal and state net operating loss carryforwards as of  $339.0 million and $224.0 million, respectively, available to offset against future taxable income, which expire in 2017 through 2036, of which $152.0 million and $145 .0 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.
12. Commitments and contingencies
Commitments
We have an agreement with KTB for the exclusive license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to KTB in the aggregate of $6.0 million upon meeting clinical and regulatory milestones up to and including the product's second final marketing approval. We also have agreed to pay:
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

Shareholder Derivative Actions in Delaware.  There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.   Following competing motions for appointment of a lead plaintiff and lead counsel, on February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint. On May 3, 2017, the parties entered into negotiations with a mediator.

Class Action in California. On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed. The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. Following the filing of a first amended complaint on January 13, 2017, on March 14, 2017 the Company and the individual defendants filed a Motion to Dismiss. Plaintiff filed an Opposition thereto on April 28, 2017. The Company and the individual defendants will file a Reply on May 30, 2017 and the matter is set to be heard by the Court on June 12, 2017.
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

13 Subsequent Event
  On May 2 and May 3, 2017, the Company received aggregate net proceeds of approximately $13.9 million from the sale and issuance of 30 million shares of common stock.
  In April, the Company received net proceeds of approximately $1.9 million from the exercise of warrants.

Item 2. — Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
All statements in this Quarterly Report, including statements in this section, other than statements of historical fact are forward-looking statements, including statements of our current views with respect to the recent developments regarding our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "could" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.
All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Overview
CytRx Corporation ("we," "us," "our," CytRx" or the "company") is a biopharmaceutical research and development company specializing in oncology. We currently are focused on the clinical development of aldoxorubicin, our modified version of the widely-used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone. Aldoxorubicin has received Orphan Drug Designation (ODD) by the United States Food and Drug Administration (FDA) for the treatment of soft tissue sarcomas (STS). ODD provides several benefits, including seven years of market exclusivity after approval, certain research and development related tax credits, and protocol assistance by the FDA. The European Medicines Agency (EMA) also has granted aldoxorubicin Orphan designation for STS, which designation confers ten years of market exclusivity among other benefits.

In July 2016, we announced the initial analysis of top-line data from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory STS. The trial enrolled 433 patients at 79 sites in 15 countries, including the U.S. and Canada. Aldoxorubicin performed better than investigator's choice for the entire study population and narrowly missed statistical significance (p=0.12; HR=0.82, 95% CI 0.64-1.06). All responses and progression-free survival (PFS) were determined by an independent, blinded central lab assessment of scans.

In November 2016, we announced updated results from the Phase 3 clinical trial, which demonstrated a statistically significant improvement in PFS between aldoxorubicin and investigator's choice therapy in 246 patients with leiomyosarcoma and liposarcoma, (p=0.007). The hazard ratio (HR) was 0.62 (95% CI 0.44-0.88), representing a 38% reduction in the risk of tumor progression for patients receiving aldoxorubicin in comparison to investigator's choice. Leiomyosarcoma and liposarcoma are the two most common types of STS and accounted for 57% of the patients enrolled in the trial. Aldoxorubicin also demonstrated a statistically significant improvement in PFS over investigator's choice in 312 patients treated in North America plus Australia (p=0.028; HR=0.71, 95% CI 0.53-0.97), which represented 72% of the total trial population.

Based upon the results of the Phase 3 trial, we were granted a Type C advice meeting with the FDA on March 22, 2017 to discuss the regulatory path forward for aldoxorubicin. On April 19, 2017, we announced that we intend to submit a rolling Section 505(b)(2) NDA in the last quarter of 2017. A Section 505(b)(2) NDA is for drugs for which one or more of the investigations relied on by the applicant for approval of the application were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The investigations must have been performed for a drug that had received FDA approval, which in our case is doxorubicin. Doxorubicin is considered to be a reference drug, since it is the active moiety in aldoxorubicin. A Section 502(b)(2) NDA differs from a typical Section 505(b)(1) NDA in that we can rely, in part, upon the FDA's findings of safety and/or effectiveness for the reference drug, doxorubicin, provided that bridging data establishing the comparability of aldoxorubicin to doxorubicin will be deemed acceptable by FDA. Since we intend to pursue the Section 502(b)(2) regulatory pathway, our former special protocol assessment, or SPA, with the FDA is no longer applicable. We do not believe the 505(b)(2) pathway will adversely impact our Orphan Drug Designation for STS or that additional clinical studies will need to be conducted to submit our NDA. Subject to FDA approval, the commercial launch of aldoxorubicin in the United States is projected for 2018.

We also plan to discuss with the EMA a path to filing a Marketing Authorization Application, or MAA.

The proposed aldoxorubicin product label would include "indicated for the treatment of STS." New data might allow for future use of aldoxorubicin in neoadjuvant (pre-surgery) settings, as well as a replacement for doxorubicin in combinations. We also are considering a market expansion strategy which could include other indications or formulations, including combinations of aldoxorubicin with other chemotherapeutics and immunotherapies.

We are currently evaluating aldoxorubicin in a global Phase 2b clinical trial in second-line small cell lung cancer in which we currently expect to announce top-line data in the second quarter of 2017. We are also evaluating aldoxorubicin in a Phase 1b/2 trial in combination with ifosfamide in patients with STS. We previously completed Phase 2 clinical trials of aldoxorubicin in patients with late-stage glioblastoma (brain cancer) and HIV-related Kaposi's Sarcoma, a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors, a Phase 1b clinical trial of aldoxorubicin in combination with doxorubicin in patients with advanced solid tumors and a Phase 1b pharmacokinetics clinical trial of aldoxorubicin in patients with metastatic solid tumors.

We also are engaged at our laboratory facility in Freiburg, Germany in preclinical development in a new class of oncology candidates utilizing our LADR technology to attach ultra-high potency drugs to albumin (10-1,000 times more potent than traditional chemotherapies; these drugs are attached only to antibodies as antibody-drug conjugates) to target tumors.

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
Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
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
Net Income (Loss) per Share
Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 49.5 million  shares for the three-month period ended March 31, 2017, and 22.7 million shares for the three-month period ended March 31, 2016, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.
Warrant Liabilities
Warrants issued in connection with the Company's July 2016 equity public offering and modified in the Company's December 2016 equity public offering are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("ASC 815-40"), the warrant liabilities are marked to market each quarter-end until they are completely settled.The fair value of the warrants is determined using the Black-Scholes option pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The warrants issued in connection with the Company's August 2011 equity public offering expired in August 2016.
Liquidity and Capital Resources
We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.
At March 31, 2017, we had cash and cash equivalents of approximately $48.0 million. Management believes that our current cash and cash equivalents, along with the net proceeds of our equity financing subsequent to March 31, 2017 of $13.9 million net along with net proceeds of $1.9 million from the exercise of warrants (see Note 13), will be sufficient to fund its operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for the remainder of 2017 and the first four months of 2018 of approximately $40.4 million, which includes approximately $13.0 million for its clinical programs for aldoxorubicin, approximately $3.6 million for pre-clinical development of a new class of oncology drug candidates in our Freiburg operations, approximately $4.7 million for general operation of its clinical programs (which includes a milestone payment to the licensor upon filing an NDA for aldoxorubicin of $1.5 million), approximately $8.7 million for other general and administrative expenses, and approximately $10.4 million for interest and payments on our outstanding indebtedness. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
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

We recorded a net loss in the three-month period ended March 31, 2017 of $11.0 million as compared to a net loss in the comparative 2016 period of $12.6 million, or a decrease of $1.6 million, due principally to a reduction in research and development expenditures of $1.4 million and a decrease in general and admininstrative expenses of $1.0 million, offset by an increase in interest expense of $0.9 million.
We purchased $0.1 million of fixed assets as compared to $0.2 million in the comparative period in 2016, and do not expect any significant capital spending during the next 12 months.
We made our scheduled first monthly principal payment of $0.6 million on our long-term loan financing in the three-month period ended March 31, 2017; in the three-month period ended March 31, 2016, we received a net amount of $24.0 million from the long-term loan financing. We received no proceeds from the exercise of options in the three-month period ended March 31, 2017, as compared to $0.2 million in the comparative 2016 period.
We received $13.9 million resulting from an equity raise in May 2017, but continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future financial condition.
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
Results of Operations
We recorded a net loss of approximately $11.0 million for the three-month period ended March 31, 2017, as compared to a net loss in the three-month period ended March 31, 2016 of $12.6 million. Our research and development expenditures of $6.8 million in the current three-month period reflects a decrease of $1.4 million from the three-month period ended March 31, 2016. There has been a gradual decrease in our expenditures related to our pivotal clinical trial program in the 2017 period as the trial is winding down.
We recognized no licensing revenue in the three-month periods ended March 31, 2017 and 2016. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2017, we do not anticipate receiving any significant licensing fees.
Research and Development
	Three-Month Period Ended March 31,
	2017	2016
	(In thousands)
Research and development expenses	$6,254	$7,579
Employee stock option expense	353	481
Depreciation and amortization	166	91
	$6,773	$8,151

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $6.3 million for the three-month period ended March 31, 2017, and $7.6 million for the three-month period ended March 31, 2016.
Research and development expenses incurred during the three-month period ended March 31, 2017 related primarily to our aldoxorubicin clinical program.  In the three-month period ended March 31, 2017, the development expenses of our program for aldoxorubicin were $4.0 million, as compared to $5.8 million for the same period in 2016. The current three-month period also includes $0.6 million of expenses for our German laboratory, as compared to $0.6 million for the 2016 comparative period. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $0.4 million of non-cash stock option and warrant expense in the three-month period ended March 31, 2017, as compared to $0.5 million in the comparative 2016 period.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2017	2016
	(In thousands)
General and administrative expenses	$2,393	$3,102
Non-cash general and administrative expenses	29	188
Employee stock, and stock option expense	550	657
Depreciation and amortization	7	11
	$2,979	$3,958

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.4 million for the three-month period ended March 31, 2017, and $3.1 million for the same period in 2016. Our general and administrative expenses in the current three-months period, excluding stock option expense, non-cash expenses and depreciation and amortization, decreased by approximately $0.7 million, primarily due to a decrease in legal fees.
Depreciation and Amortization
Depreciation expense reflects the depreciation of our equipment and furnishings.
Interest Income and Expense
Interest income was approximately $61,000 for the three-month period ended March 31, 2017 as compared to approximately $62,000 for the same period in 2016.
Interest expense was approximately $1.3 million for the three-month ended March 31, 2017 as compared to approximately $0.4 million for the same period in 2016.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2017, it would not have had a material effect on our results of operations or cash flows for that period.
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

Changes in Controls over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC's rules and regulations.
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
Item 2. — Unregistered Sales of EquitySecurities and Use of Proceeds
Not applicable.
Item 6. — Exhibits
The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CytRx Corporation

Date: May 10, 2017	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document