Form 10-Q
period 2017-06-30
CYTRX CORP
filed 2017-08-03
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑
Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of August 3, 2017: 165,710,526 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED BALANCE SHEETS
 (Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,972,846	$56,959,485
Receivables	47,631	183,703
Prepaid expenses and other current assets	1,782,141	3,434,238
Total current assets	56,802,618	60,577,426
Equipment and furnishings, net	1,323,579	1,959,667
Goodwill	183,780	183,780
Other assets	38,014	48,911
Total assets	$58,347,991	$62,769,784
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Accounts payable	$7,080,080	$6,406,445
Accrued expenses and other current liabilities	2,972,082	3,830,498
Warrant liabilities	6,567,080	3,789,391
Term loan, net - current	6,701,040	5,481,656
Total current liabilities	23,320,282	19,507,990

Long term loan, net	15,813,507	18,484,510
Total liabilities	39,133,789	37,992,500
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, including 25,000 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 3,900 shares authorized, 0 and 3,108 outstanding at June 30, 2017 and December 31, 2016	—	3,108,000
Common stock, $0.001 par value, 250,000,000 shares authorized; 153,127,389 shares issued and outstanding at June 30, 2017; 111,322,895 shares issued and outstanding at December 31, 2016	153,126	111,321
Additional paid-in capital	460,329,472	437,423,958
Accumulated deficit	(441,268,396)	(415,865,995)
Total stockholders' equity	19,214,202	24,777,284
Total liabilities and stockholders' equity	$58,347,991	$62,769,784

The accompanying notes are an integral part of these condensed financial statements.

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
License revenue	$—	$100,000	$—	$100,000

Expenses:
Research and development	6,167,074	12,452,340	12,934,058	20,604,559
General and administrative	3,137,008	6,128,904	6,116,063	10,087,340
	9,304,082	18,581,244	19,050,121	30,691,899

Loss before other income (loss)	(9,304,082)	(18,481,244)	(19,050,121)	(30,591,899)

Other income (loss):
Interest income	90,849	65,436	151,392	127,174
Interest expense	(848,395)	(741,346)	(2,171,110)	(1,158,148)
Other income (loss), net	7,276	(798)	3,504	6,081
Gain (loss) on warrant derivative liabilities	(4,303,945)	877,729	(4,336,066)	693,457

Net loss	$(14,358,297)	$(18,280,223)	$(25,402,401)	$(30,923,335)

Basic and diluted net loss per share	$(0.10)	$(0.27)	$(0.20)	$(0.46)

Basic and diluted weighted-average shares outstanding	139,070,329	67,398,837	126,394,244	66,893,846

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,402,401)	$(30,923,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348,843	213,964
Stock-based compensation expense	1,731,484	4,364,886
Fair value adjustment on warrant liabilities	4,336,066	(693,457)
Non-cash litigation settlement due in common stock	—	700,000
Amortization of loan cost and discount	975,743	208,148
Loss on retirement of fixed assets	421,843	3,388
Changes in assets and liabilities:
Receivables	136,072	4,368,773
Interest receivable	—	28,130
Prepaid expenses and other current assets	1,662,994	1,432,127
Accounts payable	673,635	(844,373)
Accrued expenses and other current liabilities	(1,026,781)	(4,297,864)
Net cash used in operating activities	(16,142,502)	(25,439,613)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	—	35,035,420
Purchases of equipment and furnishings	(134,598)	(660,758)
Net cash provided by (used in) investing activities	(134,598)	34,374,662

Cash flows from financing activities:
Proceeds from public offering	13,951,218	—
Proceeds from term loan, net	—	24,012,078
Payment of principal on term loan	(2,427,362)	—
Net proceeds from exercise of warrants and stock options	2,766,605	704,700
Net cash provided by financing activities	14,290,461	24,716,778

Net increase (decrease) in cash and cash equivalents	(1,986,639)	33,651,827
Cash and cash equivalents at beginning of period	56,959,485	22,261,372
Cash and cash equivalents at end of period	$54,972,846	$55,913,199

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$1,212,219	$752,083

Cash paid for income taxes	$800	$800

Supplemental disclosure of non-cash activties:

Warrant liability exercise	$1,558,377	$—

Preferred stock conversion	$7,400	$—

Warrants issued in connection with term loan	$—	$633,749

Equipment and furnishings purchased on credit	$—	$79,247

Shares issued in connection with the class action settlement	$—	$4,500,000

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2017
 (Unaudited)
1.  Description of Company and Basis of Presentation
CytRx Corporation ("we," "us," "our," CytRx" or the "company") is a biopharmaceutical company specializing in oncology.  Our focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ linker technologies to enhance the accumulation and release of drug at the tumor.  Aldoxorubicin, our lead clinical candidate, has been tested in over 600 patients with various types of cancer.

CytRx's lead product candidate is aldoxorubicin, a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor.  Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin.  Our lead indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS). We met with the FDA in March 2017 to discuss a regulatory pathway for a New Drug Application (NDA) for aldoxorubicin in STS.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting them rights to develop, manufacture and commercialize aldoxorubicin in all indications.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock $1.10 per share, a premium of 92% to the market price on that date.  CytRx is entitled to receive up to $343 million in milestones related to regulatory approvals and commercial milestones.  CytRx is entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.  NantCell will take over the development, manufacturing and commercialization responsibility for aldoxorubicin including the cost of filing the NDA.

CytRx has an active drug discovery and research operation at our laboratory facilities in Freiburg, Germany, focusing on the creation of novel drug anti-cancer candidates by combining our proprietary linker technologies with ultra-high potency cytotoxic drugs. We are expanding our pipeline of ultra-high potency oncology candidates through our LADR™ (Linker Activated Drug Release) technology platform, a discovery engine designed to leverage CytRx's expertise in albumin biology and next generation linker technologies for the development of a new class of potential breakthrough anti-cancer therapies.

We have created a "toolbox" of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties. After infusion, these ultra-high potency drug conjugates bind to circulating albumin for transport of the drug to the tumor.  Subsequently, due to specific conditions within the tumor, the linkers are cleaved and release the anti-cancer drug payload.

Our current efforts are focused on two classes of ultra-high potency drug conjugates.  Our strategy across these programs is to generate additional pre-clinical data that will allow us to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

The accompanying condensed financial statements at June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from the our audited financial statements as of that date.
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

 As a result of the worldwide license of all of our rights to aldoxorubicin to NantCell, NantCell will take over the development, manufacturing and commercialization responsibility for aldoxorubicin, thereby enabling us to eliminate our future research and development activities related to aldoxorubicin. Currently, our only research and development activities are conducted by our Freiburg, Germany, laboratory facility.  For this reason and others, our operating expenses are expected to be significantly lower in the near future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
2. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facilty. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain of approximately $6,200 and $1,300, respectively, for the three-month and six-month periods ended June 30, 2017 and a gain of approximately $600 and $5,800, respectively, for the three and six-month periods ended June 30, 2016, respectively. The Company does not engage in currency hedging transactions.
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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. We adopted this Standard on January 1, 2017. The adoption of this Standard did not have material impact to the Company's financial position or its results of operations.
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

4. Term Loan
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender ("Hercules"), pursuant to which the lenders made term loans to us on February 8, 2016 in the aggregate principal amount of $25 million (the "Term Loans").
The Term Loans bear interest at the daily variable rate per annum equal to 6.0% plus the prime rate, or 10.25%, whichever is greater.  We are required to make interest-only payments on the Term Loans through February 28, 2017, and beginning on March 1, 2017 blended equal monthly installments of principal amortization and accrued interest until the maturity date of the Term Loans on February 1, 2020.  Under the terms of the loan, we are required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn. As security under our obligations, we issued to the lenders warrants to purchase a total of 634,146 shares of our common stock at an exercise price of $2.05. These warrants are classified as equity warrants with a fair value of $633,749.  All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
As security for our obligations under the loan and securities agreement, we granted HTGC, as administrative agent, a security interest in substantially all of our existing and after-acquired assets except for our intellectual property and certain other excluded assets. The loan and security agreement contains customary representations, warranties and covenants.
	June 30, 2017	December 31, 2016
Term Loan Principal – Current	$7,737,492	$6,214,057
Issuance Cost/Loan Discount – Current	(1,036,452)	(732,401)
Term Loan, Net – Current	$6,701,040	$5,481,656

Long Term Loan Principal	$14,835,146	$18,785,943
End Fee Payable	1,771,250	1,771,250
Long Term Loan Discount/Issuance Cost	(792,889)	(2,072,683)
Long Term Loan, Net	$15,813,507	$18,484,510

On July 28, 2017, we entererd into an Amended Loan Services Agreement with the lenders of the Term Loans whereby we agreed to make an immediate payment of $5 million of principal and unpaid interest, a further $5 million payment of principal and unpaid interest by September 30, 2017, and agreed to an updated schedule of monthly payments and a new maturity date of August 1, 2018.
The interest expense on the loan for the three-month and six-month periods ended June 30, 2017 was $848,395 and $2,171,110, respectively, as compared to $741,346 and $1,158,148 for comparative 2016 periods.
5. Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 44.8 million shares for each of the three-month and six-month periods ended June 30, 2017, and 22.4 million shares for each of the three-month and six-month periods ended June 30, 2016.

6. Warrant Liabilities
Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity ("ASC 815-40"), the warrant liabilities are recorded at fair value until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company's application of ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50").  The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a loss of $4.3 million and a gain of $0.9 million for the three-month periods ended June 30, 2017 and 2016, respectively, and a loss of $4.3 million and a gain of $0.7 million for the six-month periods ended June 30, 2017 and 2016, respectively. The following reflects the weighted-average assumptions for each of the six-month periods indicated:
	Six Months Ended June 30,
	2017	2016

Risk-free interest rate	1.13%	0.20%
Expected dividend yield	0%	0%
Expected lives	0.79	0.09
Expected volatility	125.3%	59.3%
Warrants classified as liabilities (in shares)	24,110,577	6,371,854

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
On July 19, 2017, 6,340,148 warrants expired.
7. Stock Based Compensation
We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of June 30, 2017, there were approximately 0.4 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.
We also have a 2008 Stock Incentive Plan.  As of June 30, 2017, there were 16.4 million shares subject to outstanding stock options and 2.5 million shares outstanding related to restricted stock grants options and 10.4 million shares available for future grant under this plan.
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
The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in our Condensed Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development — employee	$278,533	$507,195	$631,616	$988,006
General and administrative — employee	401,820	2,499,368	869,485	3,156,418
Total employee stock-based compensation	$680,353	$3,006,563	$1,501,101	$4,144,424

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	36,578	32,506	65,237	220,462
Total non-employee stock-based compensation	$36,578	$32,506	$65,237	$220,462

During the six-month period ended June 30, 2017, we granted stock options to purchase 10,000 shares of our common stock at an average weighted exercise price of $0.41. During the six-month period ended June 30, 2016, we granted stock options to purchase 425,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock at a weighted average exercise price of $1.74. In the three-month period ended June 30, 2016, we amended the terms of stock options of a former executive in respect of a Retirement Agreement, resulting in a one-time expense of approximately $1.9 million. The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Risk-free interest rate	2.04%	1.47%
Expected volatility	85.5%	76.3%
Expected lives (years)	6	5 - 10
Expected dividend yield	0.00%	0.00%

Our computation of expected volatility is based on the historical daily volatility of our publicly traded stock.  We use historical information to compute expected lives. In the six-month period ended June 30, 2017, the contractual term of the options granted was ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the six-month period ended June 30, 2016, we estimated annualized forfeiture rates of 10% for options granted to our employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees and for warrants issued to non-employees  Compensation costs will be adjusted for future changes in estimated forfeitures.  We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. On January 1, 2017, we adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact to the Company's financial condition or results of operations. No amounts relating to stock-based compensation have been capitalized.
As of June 30, 2017, there remained approximately $2.4 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 1.01 years. Presented below is our stock option activity:
	Six Months Ended June 30, 2017
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2017	16,879,770	600,000	17,479,770	$2.37
Granted	10,000	—	10,000	$0.41
Exercised, Forfeited or Expired	(646,847)	—	(646,847)	$3.16
Outstanding at June 30, 2017	16,242,923	600,000	16,842,932	$2.34
Options exercisable at June 30, 2017	11,655,168	600,000	12,255,168	$2.75

The following table summarizes significant ranges of outstanding stock options under our plans at June 30, 2017:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.41 - $1.50	4,317,533	9.45	$0.44	1,586,461	9.46	$0.44
$1.51 – $2.50	8,669,296	7.32	$2.26	6,835,946	7.07	$2.22
$2.51 – $4.00	960,670	6.64	$2.88	937,337	6.61	$2.87
$4.01 – $32.55	2,895,424	5.69	$5.24	2,895,424	5.69	$5.24
	16,842,923	7.55	$2.34	12,255,168	7.02	$2.75

The aggregate intrinsic value of all outstanding options and vested options as of June 30, 2017 was $0.8 million and $0.3 million, respectively, representing options with exercise prices of less than the closing fair market value of our common stock on June 30, 2017 of $0.63 per share.
There were 27,989,723 and 32,502,790 warrants outstanding at June 30, 2017 and December 31, 2016, respectively both at a weighted-average exercise price of $0.68.
Restricted Stock
In December 2016, the Company granted to our Chairman and Chief Executive Officer, 2,325,581 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of approximately $83,029 and $165,146 respectively, for the three and six-month periods ended June 30, 2017 as compared to zero for the comparative 2016 periods.
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
The following table summarizes fair value measurements by level at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$53,485	$—	$—	$53,485
Warrant liabilities	—	—	(6,567)	(6,567)

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$56,276	$—	$—	$56,276
Warrant liabilities	—	—	(3,789)	(3,789)

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financings. In accordance with ASC 815-40, the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The $2.8 million increase in fair value of the warrant liabilities is due to the significant excess of the exercise price over the Company's stock price as of June 30, 2017 and the close proximity to the expiration date of the warrants (see Note 6).
We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.
Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  Our non-financial assets were not material at June 30, 2017 or 2016.
9. Liquidity and Capital Resources
At June 30, 2017, we had cash and cash equivalents of approximately $55.0 million.  On July 27, 2017, we entered into a global strategic licensing agreement with NantCell Inc ("NantCell") for the exclusive rights to develop, manufacture and commercialize aldoxorbuicin for all indications. Under the terms of this Agreement, NantCell made a strategic investment into our Company by purchasing $13 million of our common stock. Concurrently, we announced the signing of an amendment to the Loan Services Agreement with Hercules whereby we made an immediate principal repayment of $5 million, a further $5 million repayment by September 30, 2017, and an updated schedule of monthly instalments with a new Term Loan maturity date of August 1, 2018. Under the NantCell license, NantCell agreed to assume all future costs of developing and commercializing aldoxorubicin. Management believes that our current cash and cash equivalents, along with the net proceeds of the common stock purchase (See Note 13), will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2017 and the first seven months of 2018 of approximately $35.6 million, which includes approximately $4.7 million for our clinical programs for aldoxorubicin, approximately $3.7 million for the research and clinical development of novel anti-cancer drug candidates at our Freiburg operations, approximately $1.1 million for general operation of our clinical programs, approximately $9.4 million for other general and administrative expenses, and approximately $16.6 million for interest and payments on the term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
If our licensing partner obtains marketing approval and successfully commercializes aldoxorubicin, we anticipate it could take several years, for it to generate significant recurring revenue.  We will be dependent on future financing and possible other strategic partnerships until such time, if ever, as it can generate significant recurring revenue. We have no commitments from third parties to provide any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourself, or seek to sell some or all of our assets or merge with or be acquired by another company.
10. Equity Transactions
In the first quarter of 2017, there were 3,108 shares of our outstanding Series B Convertible Preferred converted by the holders into 7.4 million shares of our common stock.
In the second quarter of 2017, there were 4,404,494 shares of our common stock issued from the exercise of warrants.
On May 2, 2017, we issued 30.0 million shares of our common stock in a public offering.
As of June 30, 2017, we have reserved approximately 10.4 million of our authorized but unissued shares of common stock for future issuance pursuant to our employee stock option plans issued to employees and consultants.

11. Income Taxes
At December 31, 2016, we had federal and state net operating loss carryforwards as of  $339.0 million and $224.0 million, respectively, available to offset against future taxable income, which expire in 2017 through 2036, of which $152.0 million and $145.0 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.

12. Commitments and contingencies
Commitments
We have an agreement with KTB Tumorforschungs GmbH, or KTB, for the Company's exclusive license of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to KTB in the aggregate of $6.0 million upon meeting clinical and regulatory milestones up to and including the product's second final marketing approval.  We also have agreed to pay:
•	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);
•	a percentage of non-royalty sub-licensing income (as defined in the agreement); and
•	milestones of $1 million for each additional final marketing approval that we obtain.
In the event that we must pay a third party in order to exercise our right to the intellectual property under the agreement, we will deduct a percentage of those payments from the royalties due KTB, up to an agreed upon cap. As a result of the NantCell license and the sale of $13 million of our shares to NantCell, we will incur an obligation to pay KTB approximately $0.6 million.
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

Shareholder Derivative Actions in Delaware.  There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.  Following competing motions for appointment of a lead plaintiff and lead counsel, On February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint. On May 3, 2017, the parties entered into negotiations with a mediator and on June 2, 2017, the parties entered into a Memorandum of Understanding ("MOU") to settle the entire action. On June 15, 2017, the MOU was submitted to the Court.

Class Action in California.  On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. Following the filing of a first amended complaint on January 13, 2017, on March 14, 2017 the Company and the individual defendants filed a Motion to Dismiss.  Plaintiff filed an Opposition thereto on April 28, 2017. The Company and the individual defendants filed a Reply on May 30, 2017 and the matter was heard by the Court on June 12, 2017. On June 14, 2017, the Court issued an Order granting the Motion to Dismiss with leave to amend. Plaintiff filed a Second Amended Complaint and the Individual Defendants filed a renewed Motion to Dismiss. Plaintiff filed an Opposition thereto on July 24, 2017. The Company and the Individual Defendants filed a Reply on July 31, 2017 and the matter is set to be heard by the Court on August 14, 2017.
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
13. Subsequent Events
On July 27, 2017, we entered into a global strategic license agreement (the "License Agreement") with NantCell, Inc. ("NantCell"), for providing NantCell the exclusive rights to develop and commercialize aldoxorubicin for all indications. Under the terms of the License Agreement, CytRx is entitled to receive up to $343 million in milestone payments related to regulatory approvals and commercial milestones for aldoxorubicin. In addition, CytRx will receive certain specified royalties for all other indications (our receipt of which would obligate us to make certain payments to KTB). NantCell will be responsible for all future development, manufacturing and commercialization expenses, other than royalties and milestones that may be owed by CytRx under its existing license agreements.
In connection with the License Agreement, on July 27, 2017, CytRx (i) entered into a stock purchase agreement with NantCell in which NantCell purchased $13 million of CytRx common stock at $1.10 per share, a 92% premium to market on that date, and (ii) issued to NantCell a warrant to purchase up to 3 million shares of common stock at $1.10, expiring on January 27, 2019.
On July 27, 2017, we entered into a First Amendment to Loan and Security Agreement with Hercules  to amend our existing long-term loan facility (the "Loan Agreement") originally entered into on February 5, 2016. The amendment provides for our payment, on July 28, 2017, of $5.0 million in outstanding principal and unpaid interest due under the Loan Agreement, plus a $100,000 prepayment charge, and for our repayment, on or prior to September 30, 2017, of an additional $5.0 million outstanding principal and unpaid interest due under the Loan Agreement, plus an additional prepayment charge. We made the first $5 million payment  on July 28, 2017.  In connection with the Loan Agreement, in February 2016 we issued the lenders warrants to purchase an aggregate of up to approximately 630,000 shares of our common stock at an exercise price of $2.05 per share. Pursuant to the amendment, a portion of the warrants (representing 80% of the total number of shares issuable upon exercise of the warrants) was amended to change the exercise price of that portion of the warrants from $2.05 per share to a reduced amount, to be calculated based upon the 30-day volume-weighted average price of our common stock over the 30-day period beginning 15 days before the July 28, 2017 announcement of the NantCell license transaction.

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
Overview
CytRx Corporation ("we," "us," "our," CytRx" or the "company") is a biopharmaceutical company specializing in oncology.  Our focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ linker technologies to enhance the accumulation and release of drug at the tumor.  Aldoxorubicin, our lead clinical candidate, has been tested in over 600 patients with various types of cancer.

CytRx's lead product candidate is aldoxorubicin, a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor.  Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin.  Our lead indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS).  We met with the FDA in March 2017 to discuss a regulatory pathway for a New Drug Application (NDA) for aldoxorubicin in STS.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S.  FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA.  European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting them rights to develop, manufacture and commercialize aldoxorubicin in all indications.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at a premium to the market price.  CytRx is entitled to receive up to $343 million in milestones related to regulatory approvals and commercial milestones.  CytRx is entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. NantCell will take over the development and commercialization responsibility for aldoxorubicin including the NDA.

CytRx has an active drug discovery and research operation at our laboratory facilities in Freiburg, Germany, focusing on the creation of novel drug anti-cancer candidates by combining our proprietary linker technologies with ultra-high potency cytotoxic drugs. We are expanding our pipeline of ultra-high potency oncology candidates through our LADR™ (Linker Activated Drug Release) technology platform, a discovery engine designed to leverage CytRx's expertise in albumin biology and next generation linker technologies for the development of a new class of potential breakthrough anti-cancer therapies.

We have created a "toolbox" of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties. After infusion, these ultra-high potency drug conjugates bind to circulating albumin for transport of the drug to the tumor.  Subsequently, due to specific conditions within the tumor, the linkers are cleaved and release the anti-cancer drug payload.

Our current efforts are focused on two classes of ultra-high potency drug conjugates.  Our strategy across these programs is to generate additional data that will inform decisions regarding the possible selection for one or both programs for moving into human clinical trials either independently or on a partnered basis.

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
The fair value of each stock option and warrant is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option-pricing model, based on an expected forfeiture rate that is adjusted for our actual experience. If our Black-Scholes option-pricing model assumptions or our actual or estimated forfeiture rate are different in the future, it could materially affect our compensation expense recorded in future periods. On January 1, 2017, we adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact to the Company's financial condition or results of operations. No amounts relating to stock-based compensation have been capitalized.
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
Net Income (Loss) per Share
Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 44.8 million shares for each of the three-month and six-month periods ended June 30, 2017, and 22.4 million  shares for each of the three-month and six-month periods ended June 30, 2016, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

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
At June 30, 2017, we had cash and cash equivalents of approximately $55.0 million.  On July 27, 2017, we entered into a global strategic licensing agreement with NantCell Inc ("NantCell") for the exclusive rights to develop, manufacture and commercialize aldoxorbuicin for all indications. Under the terms of this Agreement, NantCell made a strategic investment into our Company by purchasing $13 million of our common stock. Concurrently, we announced the signing of an amendment to the Loan Services Agreement with Hercules whereby we made an immediate principal repayment of $5 million, a further $5 million repayment by September 30, 2017, and an updated schedule of monthly installments with a new Term Loan maturity date of August 1, 2018. Under the NantCell license, NantCell agreed to assume all future costs of developing and commercializing aldoxorubicin. Management believes that our current cash and cash equivalents, along with the net proceeds of the common stock purchase (See Note 13), will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2017 and the first seven months of 2018 of approximately $35.6 million, which includes approximately $4.7 million for our clinical programs for aldoxorubicin, approximately $3.7 million for the research and clinical development of novel anti-cancer drug candidates at our Freiburg operations, approximately $1.1 million for general operation of our clinical programs, approximately $9.4 million for other general and administrative expenses, and approximately $16.6 million for interest and payments on the term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
If our licensing partner obtains marketing approval and successfully commercializes aldoxorubicin, we anticipate it could take several years, for it to generate significant recurring revenue.  We will be dependent on future financing and possible other strategic partnerships until such time, if ever, as it can generate significant recurring revenue. We have no commitments from third parties to provide any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourself, or seek to sell some or all of our assets or merge with or be acquired by another company.
We recorded a net loss in the six-months ended June 30, 2017 of $25.4 million as compared to a net loss in the six-months ended June 30, 2016 of $30.9 million, or a decrease of $5.5 million.  This was due primarily to a decrease in our research and  development expenditures in the current six-month period of $7.7 million as compared to comparative 2016 period, as our pivotal clinical trial program is winding down; we also realized a decrease of $4.0 million in general and administrative expenditures, offset by an increase in interest on the term loan of $1.0 million and an increase in the loss on warrant deriviative liability of  $5.0 million.
We utilized cash of approximately $135,000 for capital expenditures in the six-month period ended June 30, 2017 as compared to approximately $661,000 in the comparable 2016 period. We do not expect any significant capital spending during the next 12 months.

We received a net amount of $14.0 million from the proceeds of a public offering in May, 2017.  During the fiscal quarter ended June 30, 2017, we also received net proceeds from the exercise of warrants of approximately $2.8 million, compared to $0.7 million of warrant exercise net proceeds in the comparative 2016 period.  We also made principal payments on our Term Loan of $2.4 million; no such payments were made in 2016 since we were granted a twelve month principal payment deferral under the Loan Agreement that we entered into in February 2016.
We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions, the ability of our partner to commercialize aldoxorubicin and  our ability to identify parties that are willing and able to enter into such arrangements related to our drug development efforts in our German lab on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future financial condition.
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
Results of Operations
We recorded a net loss of approximately $14.4 million and $25.4 million for the three-month and six-month periods ended June 30, 2017, respectively, as compared to a net loss of approximately $18.3 million and $30.9 million for the three-month and six-month periods ended June 30, 2016, respectively. The decrease of $3.9 million in our net loss during the current three-month period resulted from a reduction of $6.7 million in the expenditures related to our aldoxorubicin program, a decrease in general and administrative expenses of $3.0 million, due to a reduction in legal fees of $1.0 million and the elimination of our pre-commercial group in the second half of 2016,  offset by an increase in the loss on warrant derivative liabilities of $5.2 million and an increase in interest expenses of $0.1 million.
We recognized no licensing revenue in the three and six-month periods ended June 30, 2017 as compared to $0.1 million in the comparative 2016 periods. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2017, we do not anticipate receiving any significant licensing fees.
Research and Development
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Research and development expenses	$5,719	$11,845	$11,967	$19,425
Employee stock option expense	279	507	632	988
Depreciation and amortization	169	100	335	192
	$6,167	$12,452	$12,934	$20,605

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $5.7 million and $12.0 million for the three-month and six-month periods ended June 30, 2017, respectively, and $11.8 million and $19.4 million for the three-month and six-month periods ended June 30, 2016, respectively.
Research and development expenses incurred during the three-month period ended June 30, 2017 related primarily to our aldoxorubicin clinical program.  In the three-month and six-month periods ended June 30, 2017, the development expenses of our program for aldoxorubicin were $3.7 million and $7.7 million, respectively, as compared to $10.4 million and $16.2 million for the same periods in 2016, respectively. We incurred $0.9 million and $1.6 million, respectively, for the three-month and six-month periods ended June 30, 2017, for our German lab operations, as compared to $0.5 million and $1.1 million in the 2016 comparative periods. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately $0.3 million and $0.6 million of employee stock option expense in the three-month and six-month periods ended June 30, 2017, as compared to $0.5 million and $1.0 million for the same periods in 2016, respectively.

General and Administrative Expenses
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
General and administrative expenses	$2,609	$3,586	$5,002	$6,689
Non-cash general and administrative expenses	36	33	65	220
Employee stock option expense	485	2,499	1,035	3,156
Depreciation and amortization	7	11	14	22
	$3,137	$6,129	$6,116	$10,087

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.6 million and $5.0 million for the three and six-month periods ended June 30, 2017, respectively, and $3.6 million and $6.7 million, respectively, for the same periods in 2016.
Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees.  We recorded, in total, approximately $0.5 million and $1.0 million of employee stock option expense in the three-month and six-month periods ended June 30, 2017, respectively, as compared to $2.5 million and $3.2 million, respectively, for the same periods in 2016. In the three-month period ended June 30, 2016, we amended the terms of stock options of a former executive in respect of a Retirement Agreement, resulting in a one-time expense of approximately $1.9 million. We recorded approximately $36,000 and $65,000 of non-employee stock option expense in the three-month and six-month periods, ended June 30, 2017, respectively, and $33,000 and $0.2 million for the comparative 2016 periods.
Depreciation and Amortization
Depreciation expense reflects the depreciation of our equipment and furnishings.
Interest Income and Expense
Interest income was approximately $91,000 and $151,000 for the three-month and six-month periods ended June 30, 2017, respectively, as compared to $65,000 and $127,000, respectively, for the same periods in 2016. This increase was related to the increase in cash and cash equivalents and short term investments.
Interest expense was approximately $0.9 million and $2.2 million for the three-month and six-month periods ended June 30, 2017, respectively as compared to $0.7 million and $1.2 million for the comparative 2016 periods.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2017, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC's rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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
CYTRX CORPORATION

August 3, 2017	By:	/s/ JOHN Y. CALOZ
Name: John Y. Caloz
Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

______________________________