Form 10-Q
period 2017-09-30
CYTRX CORP
filed 2017-11-08
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑
Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of November 7, 2017: 27,637,634 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED BALANCE SHEETS
 (Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$45,995,642	$56,959,485
Receivables	440,177	183,703
Prepaid expenses and other current assets	2,016,636	3,434,238
Total current assets	48,452,455	60,577,426
Equipment and furnishings, net	1,177,271	1,959,667
Goodwill	183,780	183,780
Other assets	35,869	48,911
Total assets	$49,849,375	$62,769,784
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Accounts payable	$5,033,748	$6,406,445
Accrued expenses and other current liabilities	2,897,266	3,830,498
Warrant liabilities	2,467,011	3,789,391
Term loan, net - current	11,052,705	5,481,656
Deferred revenues	6,924,353	—
Total current liabilities	28,375,083	19,507,990

Long term loan, net	—	18,484,510
Total liabilities	28,375,083	37,992,500
Commitments and contingencies

Stockholders' equity (2016 restated to reflect a 1-6 reverse stock split, see Note 1):
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 650 shares authorized, 0 and 518 outstanding at September 30, 2017 and December 31, 2016	—	518,000
Common stock, $0.001 par value, 41,666,667 shares authorized; 27,637,634 shares issued and outstanding at September 30, 2017; 18,553,816 shares issued and outstanding at December 31, 2016	27,638	18,554
Additional paid-in capital	467,839,469	440,106,725
Accumulated deficit	(446,392,815)	(415,865,995)
Total stockholders' equity	21,474,292	24,777,284
Total liabilities and stockholders' equity	$49,849,375	$62,769,784

The accompanying notes are an integral part of these condensed financial statements.

# 1 #

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
License revenue	$—	$—	$—	$100,000

Expenses:
Research and development	4,755,191	8,927,037	17,675,079	29,531,609
General and administrative	3,418,808	2,771,732	9,534,872	12,859,069
	8,173,999	11,698,769	27,209,951	42,390,678

Loss before other income (loss)	(8,173,999)	(11,698,769)	(27,209,951)	(42,290,678)

Other income (loss):
Interest income	119,900	68,635	271,292	195,809
Interest expense	(828,120)	(781,038)	(2,999,230)	(1,939,186)
Other (loss), net	(6,055)	(10,489)	(16,722)	(4,398)
Gain (loss) on warrant derivative liabilities	3,763,855	246,211	(572,209)	939,668

Net loss	$(5,124,419)	$(12,175,450)	$(30,526,820)	$(43,098,785)

Basic and diluted net loss per share	$(0.19)	$(0.80)	$(1.33)	$(3.45)

Basic and diluted weighted-average shares outstanding	26,618,098	15,173,742	22,936,843	12,500,295

The accompanying notes are an integral part of these condensed financial statements

# 2 #

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017		2016
Cash flows from operating activities:
Net loss		$(30,526,820)	$(43,098,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		492,944	364,548
Stock-based compensation expense		2,214,533	5,400,604
Fair value adjustment on warrant liabilities		572,209	(939,668)
Amortization of loan cost and discount		1,363,566	382,241
Loss on retirement of fixed assets		424,050	9,116
Changes in assets and liabilities:
Receivables		(256,474)	4,485,130
Interest receivable		—	28,130
Prepaid expenses and other current assets		1,430,644	781,013
Accounts payable		(1,372,697)	(3,254,181)
Deferred revenue		6,924,353	—
Accrued expenses and other current liabilities		(1,124,798)	(4,644,353)
Net cash used in operating activities		(19,858,490)	(40,486,205)

Cash flows from investing activities:
Proceeds from the sale of short-term investments		—	35,035,420
Purchases of equipment and furnishings		(134,598)	(961,221)
Net cash provided by (used in) investing activities		(134,598)	34,074,199

Cash flows from financing activities:
Proceeds from public offering		13,951,218	18,309,781
Proceeds from sale of common shares and warrants related to Nantcell		6,075,647	—
Proceeds from term loan, net		—	24,012,078
Loan amendment fee payment		(200,000)	—
Payment of principal on term loan		(14,000,478)	—
Net proceeds from exercise of warrants and stock options		3,202,858	704,700
Net cash provided by financing activities		9,029,245	43,026,559

Net increase (decrease) in cash and cash equivalents		(10,963,843)	36,614,553
Cash and cash equivalents at beginning of period		56,959,485	22,261,372
Cash and cash equivalents at end of period		$45,995,642	$58,875,925

Supplemental disclosure of cash flow information:

Cash paid during the year for interest		$1,749,174	$1,359,028

Cash paid for income taxes		$800	$800

Supplemental disclosure of non-cash activties:

Warrant liability exercise		$1,894,589	$—

Warrants issued in connection with public offering	$		$6,932,592

Warrants issued in connection with term loan		$—	$633,749

Warrents repriced in conection with debt modification		$76,549	$—

Shares issued in connection with the class action settlement		$—	$4,500,000

One for six reverse stock split		$138,187	$—

The accompanying notes are an integral part of these condensed financial statements.

# 3 #

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2017
 (Unaudited)
1.  Description of Company and Basis of Presentation
CytRx Corporation ("we," "us," "our," CytRx" or the "company") is a biopharmaceutical research and development company specializing in oncology.  Our focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor.  CytRx has an active drug discovery and research operation at our laboratory facilities in Freiburg, Germany.

The LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining CytRx's expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor.  We have created a "toolbox" of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties. After infusion, these ultra-high potency drug conjugates bind to circulating albumin for transport of the drug to the tumor.  Subsequently, due to specific conditions within the tumor, the linkers are cleaved and release the anti-cancer drug payload.

Our current efforts are focused on two classes of ultra-high potency drug conjugates. Our strategy across these programs is to generate additional pre-clinical data that will allow us to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

During 2017, CytRx's discovery laboratory synthesized and tested over 75 rationally designed drug conjugates with highly potent cytotoxic payloads, and two distinct classes of compounds have been created.  To date, four lead candidates have been selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility.  Additional animal efficacy and toxicology testing of these lead candidates is underway.

On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting them rights to develop, manufacture and commercialize aldoxorubicin in all indications.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share, a premium of 92% to the market price on that date.  CytRx also issued NantCell a warrant to purchase up to 0.5 million shares of common stock at $6.60 over the next 18 months. CytRx is entitled to receive up to $343 million in fees contingent upon certain regulatory approvals and commercial milestones.  CytRx is entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

Aldoxorubicin is a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor. Aldoxorubicin, our lead clinical candidate, has been tested in over 600 patients with various types of cancer. Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin.  The initial indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS).  In March 2017 CytRx met with the FDA to discuss a regulatory pathway for a New Drug Application (NDA) for aldoxorubicin in STS.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators also granted aldoxorubicin Orphan designation for STS, which confers ten years of market exclusivity among other benefits.

Currently, our only research and development activities are conducted by Freiburg, Germany, our laboratory facilities. For this reason and others, our operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

The accompanying condensed financial statements at September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from the audited financial statements as of that date.
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
Effective November 1, 2017, the Company completed a 1-for-6 reverse stock split of the Company's outstanding shares of common and preferred stock, reduced its authorized shares of both common and preferred stock by one-sixth; no change was made to the per-share par value of the common stock. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.
# 4 #

2. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facility. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $2,000 and $15,000, respectively, for the three-month and nine-month periods ended September 30, 2017 and a loss of approximately $6,000 and $500, respectively, for the three and nine-month periods ended September 30, 2016, respectively. The Company does not engage in currency hedging transactions.
3. Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the "FASB"), issued Accounting Standards Update  ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting, or ASU 2017-09, which clarifies that a change to the terms or conditions of a share-based payment award should be accounted for as a modification only if the fair value, vesting conditions or classification (as equity or liability) of the award changes as a result of the change in terms or conditions. Modification of a share-based payment award may result in the Company recognizing additional compensation expense. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company generally has not modified, and does not expect to frequently modify, the fair value, vesting conditions or classification of its share-based payment awards. As a result, for reporting periods following the adoption of ASU 2017-09, the Company generally does not expect this guidance to have a material effect on its financial position, results of operations or cash flows. However, if and when modifications occur, their effect could be material to the Company's financial position, results of operations or cash flows (see Note 8, Stock Based Compensation).

In January 2017, the FASB issued updated guidance to clarify the definition of a business within the context of business combinations. The updated guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This updated guidance is expected to reduce the number of transactions that need to be further evaluated as business combinations. If further evaluation is necessary, the updated guidance will require that a business set include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The updated guidance will remove the evaluation of whether a market participant could replace missing elements. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a prospective basis. The adoption of this Standard will not have a material impact to the Company's financial position or its results of operations.

In January 2017, the FASB issued updated guidance which eliminated Step 2 from the goodwill impairment test. Step 2 is the process of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires entities to measure a goodwill impairment loss as the amount by which a reporting unit's carrying value exceeds its fair value, limited to the carrying amount of goodwill. The FASB also eliminated the requirements for entities that have reporting units with zero or negative carrying amounts to perform a qualitative assessment for the goodwill impairment test. Instead, those entities would be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for interim or annual goodwill impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect adoption of this guidance to be material.

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, "Revenue Recognition", and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We are currently assessing the method of adoption and the impact this new guidance will have on our financial statements. We expect to adopt these standards using the modified retrospective method. The timing of revenue recognition for variable consideration under our licensing and collaboration agreements may be different as a result of this new guidance. We are reviewing our licensing agreement for variable consideration, and if any such consideration exists, whether it should be estimated and recognized earlier than under the current revenue guidance.
# 5 #

4. Term Loan
On February 5, 2016, we entered into a loan and security agreement with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) ("HC"),  as administrative agent and lender, and Hercules Technology III, L.P., as lender ("Hercules"), pursuant to which the lenders made term loans to us on February 8, 2016 in the aggregate principal amount of $25 million (the "Term Loans").
The Term Loans bear interest at the daily variable rate per annum equal to 6.0% plus the prime rate, or 10.25%, whichever is greater.  We are required to make interest-only payments on the Term Loans through February 28, 2017, and beginning on March 1, 2017 blended equal monthly installments of principal amortization and accrued interest until the maturity date of the Term Loans on February 1, 2020.  Under the terms of the loan, we are required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn. As security under our obligations, we issued to the lenders warrants to purchase a total of 105,691 shares of our common stock at an exercise price of $12.30. These warrants are classified as equity warrants with a fair value of $633,749.  All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
On July 28, 2017, we entered into a First Amendment to Loan and Security Agreement with Hercules to amend our existing long-term loan facility (the "Loan Agreement"). The amendment provides for our payment, on July 28, 2017, of $5.0 million in outstanding principal and unpaid interest due under the Loan Agreement, plus a $100,000 prepayment charge, and for our repayment, on or prior to September 30, 2017, of an additional $5.0 million outstanding principal and unpaid interest due under the Loan Agreement, plus a second $100,000 prepayment charge. Both those additional payments were made this quarter. We also agreed to an updated schedule of monthly payments and a new maturity date of August 1, 2018. Pursuant to the amendment, a portion of the warrants (representing 80% of the total number of shares issuable upon exercise of the warrants) was amended to change the exercise price of that portion of the warrants from $12.30 per share to $4.62 per share, which was calculated based upon the 30-day volume-weighted average price of our common stock over the 30-day period beginning 15 days before the July 28, 2017 announcement of the NantCell license transaction. We evaluated the amended debt agreement under ASC 470 and determined it to be a modification and that in accordance with accounting guidance for debt modifications, the incremental fair value of the repriced warrants of $77,000 and the $200,000 fee paid to the lender was recorded as additional loan discount to be recognized using the interest method over the remaining life of the loan. The payment schedule was changed and the future principal payments as of September 30, 2017 are $1.0 million for the remainder of 2017 and $10.0 million in 2018.
As security for our obligations under the loan and securities agreement, we granted HC, as administrative agent, a security interest in substantially all of our existing and after-acquired assets except for our intellectual property and certain other excluded assets. The loan and security agreement contains customary representations, warranties and covenants.
	September 30, 2017	December 31, 2016
Term Loan Principal – Current	$10,999,522	$6,214,057
End Fee Payable	1,771,250	—
Issuance Cost/Loan Discount – Current	(1,718,067)	(732,401)
Term Loan, Net – Current	$11,052,705	$5,481,656

Long Term Loan Principal	$—	$18,785,943
End Fee Payable	—	1,771,250
Long Term Loan Discount/Issuance Cost	—	(2,072,683)
Long Term Loan, Net	$—	$18,484,510

The interest expense on the loan for the three-month and nine-month periods ended September 30, 2017 was $828,120 and $2,999,230, respectively, as compared to $781,038 and $1,939,186 for comparative 2016 periods.
# 6 #

5. Deferred Revenue
     We primarily generate revenue through licensing arrangements of our intellectual property. The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company's balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities.
Deferred revenue represents amounts received prior to revenue recognition. On October 3, 2017, we entered into a Reimbursement Agreement with NantCell, Inc. whereby we agreed to reimburse them for payment obligations under certain of the contracts under the Nantcell licensing agreement up to a maximum of $4.2 million plus one half of any amounts in excess thereof. Once all conditions of the agreement are met and no contingencies remain outstanding, the revenue will be recognized as licensing fee revenue. We recognized $6.9 million of  deferred revenue from the NantCell licensing agreement and anticipate recording this as revenues in 2018, once the Company's cost reimbursement obligations are met
6.    Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 6.5 million shares for each of the three-month and nine-month periods ended September 30, 2017, and 7.3 million shares for each of the three-month and nine-month periods ended September 30, 2016.
7. Warrant Liabilities
Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity ("ASC 815-40"), the warrant liabilities are recorded at fair value until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company's application of ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50").  The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a gain of $3.8 million and $0.2 million for the three-month periods ended September 30, 2017 and 2016, respectively, and a loss of $0.6 million and a gain of $0.9 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The following reflects the weighted-average assumptions for each of the nine-month periods indicated:
	Nine Months Ended September 30,
	2017	2016

Risk-free interest rate	1.31%	0.52%
Expected dividend yield	0%	0%
Expected lives	0.8	0.8
Expected volatility	120.8%	131.3%
Warrants classified as liabilities (in shares)	2,834,246	4,761,905

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
On July 19, 2017, 1,056,692 warrants expired.
# 7 #

8. Stock Based Compensation
We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of September 30, 2017, there were approximately 0.1 million shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.
We also have a 2008 Stock Incentive Plan.  As of September 30, 2017, there were 2.5 million shares subject to outstanding stock options and 0.4 million shares outstanding  related to restricted stock grants options and 2.0 million shares available for future grant under this plan.
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
The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in our Condensed Statements of Operations:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development — employee	$(124,405)	$455,341	$507,211	$1,443,347
General and administrative — employee	479,330	586,315	1,348,815	3,742,733
Total employee stock-based compensation	$354,925	$1,041,656	$1,856,026	$5,186,080

Research and development — non-employee	$11,600	$—	$11,600	$—
General and administrative — non-employee	32,581	(5,938)	97,818	214,524
Total non-employee stock-based compensation	$44,181	$(5,938)	$109,418	$214,524

During the nine-month period ended September 30, 2017, we granted stock options to purchase 35,000 shares of our common stock at an average weighted exercise price of $3.96. During the nine-month period ended September 30, 2016, we granted stock options to purchase 79,167 shares of our common stock and warrants to purchase 83,334 shares of our common stock at a weighted average exercise price of $11.34. In the nine-month period ended September 30, 2016, we amended the terms of stock options of a former executive in respect of a Retirement Agreement, resulting in a one-time expense of approximately $1.9 million. The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk-free interest rate	2.32%	1.72%
Expected volatility	90.7%	74.9%
Expected lives (years)	6 to 10	6
Expected dividend yield	0.00%	0.00%

# 8 #

Our computation of expected volatility is based on the historical daily volatility of our publicly traded stock.  We use historical information to compute expected lives. In the nine-month period ended September 30, 2017, the contractual term of the options granted was ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. Based on historical experience, for the nine-month period ended September 30, 2016, we estimated annualized forfeiture rates of 10% for options granted to our employees, 2% for options granted to senior management and 0% for options granted to directors and non-employees and for warrants issued to non-employees  Compensation costs will be adjusted for future changes in estimated forfeitures.  We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. On January 1, 2017, we adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact to the Company's financial condition or results of operations. No amounts relating to stock-based compensation have been capitalized.
As of September 30, 2017, there remained approximately $1.7 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 0.89 years. Presented below is our stock option activity:
	Nine Months Ended September 30, 2017
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2017	2,813,295	100,000	2,913,295	$14.22
Granted	31,667	3,334	35,001	$3.96
Exercised, Forfeited or Expired	(412,645)	—	(412,645)	$12.90
Outstanding at September 30, 2017	2,432,317	103,334	2,535,651	$14.28
Options exercisable at September 30, 2017	1,956,450	103,334	2,059,784	$16.02

The following table summarizes significant ranges of outstanding stock options under our plans at September 30, 2017:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$2.46 - $9.00	635,787	9.23	$2.70	328,075	9.26	$2.76
$9.06 – $15.00	1,266,229	7.05	$13.50	1,099,463	6.89	$13.38
$15.06 – $24.00	158,207	6.45	$17.28	156,818	6.44	$17.22
$24.06 –$195.30	475,428	5.49	$30.90	475,428	5.49	$30.90
	2,535,651	7.26	$14.28	2,059,784	6.91	$16.02

The aggregate intrinsic value of all outstanding options and vested options as of September 30, 2017 was $0 and $0, respectively, representing options with exercise prices of less than the closing fair market value of our common stock on September 30, 2017 of $2.46 per share.
There were 3,980,781 and 5,417,132 warrants outstanding at September 30, 2017 and December 31, 2016, respectively, at a weighted-average exercise price of $4.26 and $4.08.
# 9 #

Restricted Stock
In December 2016, the Company granted to our Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration.  The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of approximately $83,943 and $249,089 respectively, for the three and nine-month periods ended September 30, 2017 as compared to zero for the comparative 2016 periods.
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
The following table summarizes fair value measurements by level at September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$45,090	$—	$—	$45,090
Warrant liabilities	—	—	(2,467)	(2,467)

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$56,276	$—	$—	$56,276
Warrant liabilities	—	—	(3,789)	(3,789)

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financings. In accordance with ASC 815-40, the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The $1.3 million decrease in fair value of the warrant liabilities is due to the significant excess of the exercise price over the Company's stock price as of September 30, 2017 and the expiration of warrants in July 2017.
We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.
Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  Our non-financial assets were not material at September 30, 2017 or 2016.
# 10 #

10. Liquidity and Capital Resources
At September 30, 2017, the Company had cash and cash equivalents of approximately $46.0 million.  Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2017 and the first ten months of 2018 of approximately $32.6 million, which includes approximately $5.5 million for our clinical programs for aldoxorubicin, approximately $4.1 million for the research and clinical development of novel anti-cancer drug candidates at our Freiburg operations, approximately $0.8 million for general operation of our clinical programs, approximately $8.3 million for other general and administrative expenses, and approximately $13.7 million for interest and payments on the term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
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
11. Equity Transactions
In the first quarter of 2017, there were 518 shares of our outstanding Series B Convertible Preferred converted by the holders into 1.2 million shares of our common stock.
In the second and third quarters of 2017, there were 880,788 shares of our common stock issued from the exercise of warrants and options
    On May 2, 2017, we issued 5.0 million shares of our common stock in a public offering.
On July 27, 2017, we issued 1,969,697 shares of our common stock and 500,000 warrants to purchase common stock as part of an exclusive licensing agreement granted to NantCell, Inc.
As of September 30, 2017, we have reserved approximately 2.0 million of our authorized but unissued shares of common stock for future issuance pursuant to our employee stock option plans issued to employees and consultants.

12. Income Taxes
At December 31, 2016, we had federal and state net operating loss carryforwards as of  $339.0 million and $224.0 million, respectively, available to offset against future taxable income, which expire in 2017 through 2036, of which $152.0 million and $145.0 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.
# 11 #

13. Commitments and contingencies
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

Shareholder Derivative Actions in Delaware.  There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.   Following competing motions for appointment of a lead plaintiff and lead counsel, On February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint. On May 3, 2017, the parties entered into negotiations with a mediator and on June 2, 2017, the parties entered into a Memorandum of Understanding ("MOU") to settle the entire action. On June 15, 2017, the MOU was submitted to the Court and the parties are now seeking Court approval.
Class Action in California.  On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. Following the filing of a first amended complaint on January 13, 2017, on March 14, 2017 the Company and the individual defendants filed a Motion to Dismiss.  Plaintiff filed an Opposition thereto on April 28, 2017.  The Company and the individual defendants filed a Reply on May 30, 2017 and the matter was heard by the Court on June 12, 2017. On June 14, 2017, the Court issued an Order granting the Motion to Dismiss with leave to amend. Plaintiff filed a Second Amended Complaint and the Individual Defendants filed a renewed Motion to Dismiss. Plaintiff filed an Opposition thereto on July 24, 2017. The Company and the Individual Defendants filed a Reply on July 31, 2017. On August 14, 2017, the Court issued an Order granting in part and denying in part the motion to dismiss. On September 18, 2017, the Court issued an Order setting a schedule for the case.  Discovery is ongoing, summary judgement motions are due no later than August 3, 2018, and the trial is scheduled for December 11, 2018.
Shareholder Derivative Action in Delaware (Zyontz). On October 17, 2017, a shareholder derivative complaint was filed against certain current and former directors in the Delaware Court of Chancery, entitled Zyontz v. Kriegsman et al., Case No. 2017-0738-JRS. The complaint essentially sets forth the allegations pled in the federal securities class action in California, asserts a claim for breach of fiduciary duty, and seeks damages, fees and costs, and other and further relief as the Court may deem just and proper. The Company is in the process of reviewing this lawsuit and will respond in due course to the Plaintiffs.
    Shareholder Derivative Action in Delaware (Patterson). On September 1, 2017, a shareholder derivative complaint was filed against the current directors in the Delaware Court of Chancery, entitled Patterson v. Kriegsman et al., C.A. No. 2017-0636-TMR. The complaint sets forth claims for breach of fiduciary duty for allegedly disseminating false and misleading information, unjust enrichment, gross mismanagement, abuse of control and corporate waste based on allegations concerning various business decisions matters. The complaint seeks damages, corporate governance reforms, restitution, fees and costs, and other and further relief as the Court may deem just and proper. On September 26, 2017, the Company and individual defendants filed a motion to dismiss the complaint, for which the opening brief in support of such motion was filed on November 3, 2017.

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

# 12 #

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
Overview
CytRx Corporation ("we," "us," "our," CytRx" or the "company") is a biopharmaceutical research and development company specializing in oncology.  Our focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor.  CytRx has an active drug discovery and research operation at our laboratory facilities in Freiburg, Germany.

The LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining CytRx's expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor.  We have created a "toolbox" of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties. After infusion, these ultra-high potency drug conjugates bind to circulating albumin for transport of the drug to the tumor.  Subsequently, due to specific conditions within the tumor, the linkers are cleaved and release the anti-cancer drug payload.

Our current efforts are focused on two classes of ultra-high potency drug conjugates.  Our strategy across these programs is to generate additional pre-clinical data that will allow us to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

During 2017, CytRx's discovery laboratory synthesized and tested over 75 rationally designed drug conjugates with highly potent cytotoxic payloads, and two distinct classes of compounds have been created.  To date, four lead candidates have been selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility.  Additional animal efficacy and toxicology testing of these lead candidates is underway.

On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting them rights to develop, manufacture and commercialize aldoxorubicin in all indications.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share, a premium of 92% to the market price on that date. CytRx also issued NantCell a warrant to purchase up to 0.5 million shares of common stock at $6.60 over the next 18 months. CytRx is entitled to receive up to $343 million in fees contingent upon certain regulatory approvals and commercial milestones.  CytRx is entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.  The Agreement also provides that NantCell will take over the development, manufacturing and commercialization responsibility for aldoxorubicin, thereby enabling us to eliminate our future research and development activities related to aldoxorubicin, although we have agreed to reimburse NantCell for payment up to a maximum of $4.2 million plus one half of any amounts in excess thereof. Currently, our only research and development activities are conducted by Freiburg, Germany, our laboratory facilities. For this reason and others, our operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

Aldoxorubicin is a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor. Aldoxorubicin, our lead clinical candidate, has been tested in over 600 patients with various types of cancer. Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin.  The initial indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS). In March 2017 CytRx met with the FDA to discuss a regulatory pathway for a New Drug Application (NDA) for aldoxorubicin in STS.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA.  European regulators also granted aldoxorubicin Orphan designation for STS, which confers ten years of market exclusivity among other benefits.

Currently, our only research and development activities are conducted by Freiburg, Germany, our laboratory facilities. For this reason and others, our operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.
# 13 #

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
Revenue Recognition
We primarily generate revenue through licensing arrangements of our intellectual property. The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company's balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities.
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
Clinical Trial Expenses
Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates prove incorrect, clinical trial expenses recorded in future periods could vary

# 14 #

Stock-Based Compensation
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
Net Income (Loss) per Share
Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 6.5 million shares for each of the three-month and nine-month periods ended September 30, 2017, and 7.3 million  shares for each of the three-month and nine-month periods ended September 30, 2016, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.
Warrant Liabilities
Warrants issued in connection with the Company's July 2016 equity public offering and modified in the Company's December 2016 equity public offering are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("ASC 815-40"), the warrant liabilities are marked to market each quarter-end until they are completely settled.The fair value of the warrants is determined using the Black-Scholes option pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The warrants issued in connection with the Company's July 2016 equity public offering expired in July 2017.
# 15 #

Liquidity and Capital Resources
We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operation.
At September 30, 2017, the Company had cash and cash equivalents of approximately $46.0 million.  Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2017 and the first ten months of 2018 of approximately $32.6 million, which includes approximately $5.5 million for our clinical programs for aldoxorubicin, approximately $4.1 million for the research and clinical development of novel anti-cancer drug candidates at our Freiburg operations, approximately $0.8 million for general operation of our clinical programs, approximately $8.3 million for other general and administrative expenses, and approximately $13.7 million for interest and payments on the term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
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
We recorded a net loss in the nine-month period ended September 30, 2017 of $30.5 million as compared to a net loss in the nine-months ended September 30, 2016 of $43.1 million, or a decrease of $12.6 million.  This was due primarily to a decrease in our research and development expenditures in the current nine-month period of $11.9 million as compared to comparative 2016 period, as our pivotal clinical trial program is winding down; we also realized a decrease of $3.3 million in general and administrative expenditures, offset by an increase in interest on the term loan of $1.1 million and an increase in the loss on warrant derivative liability of  $1.5 million.
We utilized cash of approximately $135,000 for capital expenditures in the nine-month period ended September 30, 2017 as compared to approximately $961,000 in the comparable 2016 period. We do not expect any significant capital spending during the next 12 months.
In July 2017 we entered into a global strategic licensing agreement with NantCell Inc. and received an initial investment of $13 million, of which $6.1 million was categorized as an investment in common shares and warrants of the Company, and the balance as deferred revenue (current), which will be recognized once the conditions for recording as revenues are met. We received a net amount of $14.0 million from the proceeds of a public offering in May, 2017, compared to $18.3 million during the comparative nine-month period in 2016.  In 2017, we also received net proceeds from the exercise of warrants and stock options of approximately $3.2 million, compared to $0.7 million of warrant exercise net proceeds in the comparative 2016 period.  We also made principal payments on our Term Loan of $14.0 million; no such payments were made in 2016 since we were granted a twelve month principal payment deferral under the Loan Agreement that we entered into in February 2016.
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
# 16 #

Results of Operations
We recorded a net loss of approximately $5.1 million and $30.5 million for the three-month and nine-month periods ended September 30, 2017, respectively, as compared to a net loss of approximately $12.2 million and $43.1 million for the three-month and nine-month periods ended September 30, 2016, respectively. The decrease of $7.1 million in our net loss during the current three-month period resulted from a reduction of $4.0 million in the expenditures related to our aldoxorubicin program, an increase in the gain on warrant derivative liabilities of $3.5 million, offset by an increase in general and administrative expenses of $0.6 million primarily due to increased legal fees.
We recognized no licensing revenue in the three and nine-month periods ended September 30, 2017 as compared to $0 and $0.1 million in the comparative 2016 periods. However, we recorded $6.9 million of deferred revenue from the licensing of aldoxorubicin to NantCell Inc.and anticipate recording this as revenues in 2018, once the Company's cost reimbursement obligations are met.
Research and Development
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Research and development expenses	$4,729	$8,331	$16,683	$27,756
Stock option expense	(112)	455	519	1,443
Depreciation and amortization	138	141	473	333
	$4,755	$8,927	$17,675	$29,532

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $4.7 million and $16.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, and $8.3 million and $27.8 million for the three-month and nine-month periods ended September 30, 2016, respectively.
Research and development expenses incurred during the three-month period ended September 30, 2017 related primarily to our aldoxorubicin clinical program.  In the three-month and nine-month periods ended September 30, 2017, the development expenses of our program for aldoxorubicin were $2.6 million and $10.3 million, respectively, as compared to $6.7 million and $22.9 million for the same periods in 2016, respectively. We incurred $1.0 million and $2.6 million, respectively, for the three-month and nine-month periods ended September 30, 2017, for our German lab operations, as compared to $0.7 million and $1.8 million in the 2016 comparative periods. The remainder of our research and development expenses primarily related to research and development support costs. We recorded approximately ($0.1) million and $0.5 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2017, as compared to $0.5 million and $1.4 million for the same periods in 2016, respectively.
General and Administrative Expenses
	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
General and administrative expenses	$2,817	$2,181	$7,819	$8,869
Non-cash general and administrative expenses	33	(6)	98	215
Employee stock option expense	563	587	1,598	3,743
Depreciation and amortization	6	10	20	32
	$3,419	$2,772	$9,535	$12,859

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.8 million and $7.8 million for the three-month and nine-month periods ended September 30, 2017, respectively, and $2.2 million and $8.9 million, respectively, for the same periods in 2016.
Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees. We recorded, in total, approximately $0.6 million and $1.6 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2017, respectively, as compared to $0.6 million and $3.7 million, respectively, for the same periods in 2016. In the nine-month period ended September 30, 2016, we amended the terms of stock options of a former executive in respect of a Retirement Agreement, resulting in a one-time expense of approximately $1.9 million. We recorded approximately $33,000 and $98,000 of non-employee stock option expense in the three-month and nine-month periods, ended September 30, 2017, respectively, and ($6,000) and $0.2 million for the comparative 2016 periods.
# 17 #

Depreciation and Amortization
Depreciation expense reflects the depreciation of our equipment and furnishings.
Interest Income and Expense
Interest income was approximately $120,000 and $271,000 for the three-month and nine-month periods ended September 30, 2017, respectively, as compared to $69,000 and $196,000, respectively, for the same periods in 2016. This increase was related to the increase in the prime rate and an increase in cash and cash equivalents and short term investments.
Interest expense was approximately $0.8 million and $3.0 million for the three-month and nine-month periods ended September 30, 2017, respectively as compared to $0.8 million and $1.9 million for the comparative 2016 periods.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2017, it would not have had a material effect on our results of operations or cash flows for that period.
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

Changes in Controls over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC's rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.
# 18 #

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
     The disclosure set forth in Note 13 to our financial statements is herein incorporated by reference.
Item 6. — Exhibits
The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

# 19 #

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2017 and incorporated herein by reference).

10.1
Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference).

10.2
Stock Purchase Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference).

10.3
Warrant, dated as of July 27, 2017, issued by CtyRx Corporation to NantCell, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference).

10.4
First Amendment to Loan and Security Agreement, dated July 28, 2017, among CytRx Corporation, the lenders parties thereto, and Hercules Capital, Inc., as collateral agent for itself and the lenders (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference).

10.5
First Amendment to Warrant Agreement, dated July 28, 2017, issued by CytRx Corporation to Hercules Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference).

10.6
First Amendment to Warrant Agreement, dated July 28, 2017, issued by CytRx Corporation to Hercules Technology III, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101 PRE	XBRL Presentation Linkbase Document

# 20 #

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CytRx Corporation

Date: November 8, 2017	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Title: Chief Financial Officer

# 21 #