Form 10-K
period 2017-12-31
CYTRX CORP
filed 2018-03-16
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Based on the closing price of the Registrant's common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $94.5 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant's common stock as of March 16, 2018 was 28,037,501.

CYTRX CORPORATION
2017 ANNUAL REPORT ON FORM 10-K

CytRx 2017 10-K Page #i#

NOTE ON FORWARD-LOOKING STATEMENTS
References throughout this Annual Report on Form 10-K, the "Company," "CytRx," "we," "us," and "our," except where the context requires otherwise, refer to CytRx Corporation.
If we are not successful in negotiating an agreement with a strategic partner to advance at least one lead compound from our Freiburg operations, we may reduce our headcount and discontinue certain development programs and drug discovery activities. For these reasons and others, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods. Furthermore, if we obtain marketing approval and successfully commercialize aldoxorubicin, or another product candidate, we anticipate it will take a minimum of two years, and likely longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.
References throughout this Annual Report on Form 10-K, the "Company," "CytRx," "we," "us," and "our," except where the context requires otherwise, refer to CytRx Corporation.
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
CytRx 2017 10-K Page #ii#

PART I

Item 1. BUSINESS
COMPANY OVERVIEW
We are a biopharmaceutical research and development company specializing in oncology. Our focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. Since 2008, we have worked to develop aldoxorubicin. In July 2017 we entered into an exclusive worldwide license under which NantCell, Inc. took over development of aldoxorubicin, invested in our common stock and agreed to make future milestone and royalty payments upon the successful development and commercialization of aldoxorubicin.  We are now actively pursuing new anti-cancer compounds through our drug discovery and research operation at our laboratory facilities in Freiburg, Germany led by Felix Kratz, Ph.D., Vice President of Drug Discovery and inventor of aldoxorubicin.
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
LADR Drug Discovery Platform
The LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor.  We have created a "toolbox" of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties.

Our current efforts are focused on two classes of ultra-high potency albumin-binding drug conjugates.  These drug conjugates combine our proprietary LADR™ linkers with novel derivatives of the auristatin and maytansinoid drug classes.  These payloads historically have required a targeting antibody for successful administration to humans.  Our drug conjugates eliminate the need for a targeting antibody and provide a small molecule therapeutic option with potential broader applicability.

Our postulated mechanism of action for the albumin-binding drug conjugates is as follows:
●	after administration, the linker portion of the drug conjugate forms a rapid and specific covalent bond to the cysteine-34 position of circulating albumin;
●
circulating albumin preferentially accumulates at the tumors, bypassing concentration in other non-tumor sites, including the heart, liver and gastrointestinal tract due to a mechanism called "Enhanced Permeability and Retention";

●	once localized at the tumor, the acid-sensitive linker is cleaved due to the specific conditions within the tumor and in the tumor microenvironment; and
●	free active drug is then released.

Our strategy across these programs is to generate additional pre-clinical data that will allow them to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

We recently entered into an agreement with Destum Partners, Inc., a leading strategic advisory firm serving companies in the life sciences industry, to assist in our pharma partnering activities. Destum will be our exclusive advisor for the identification of partnership opportunities for LADR™ ultra-high potency drug conjugates.

During 2017, our discovery laboratory synthesized and tested over 75 rationally designed drug conjugates with highly potent cytotoxic payloads, and two distinct classes of compounds have been created.  To date, four lead candidates have been selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility.  Additional animal efficacy and toxicology testing of these lead candidates is underway.
CytRx 2017 10-K Page #3#

Aldoxorubicin
Until July 2017, we were focused on the research and clinical development of aldoxorubicin, our modified version of the widely-used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone.

On July 27, 2017, we entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. We also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 over the following 18 months. We are entitled to receive up to an aggregate of $343 million in potential milestone payments contingent upon achievement of certain regulatory approvals and commercial milestones. We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

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

In the first quarter of 2018, we announced that NantCell was expanding aldoxorubicin's use by combining it with immunotherapies and cell-based treatments, specifically in metastatic pancreatic cancer and in advanced squamous cell carcinoma of the head and neck or non-small cell lung cancer.

OUR CLINICAL DEVELOPMENT PROGRAMS
Our current clinical development programs are discussed below.
Aldoxorubicin
Aldoxorubicin is a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of tumors.  Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin. Aldoxorubicin was out-licensed to NantCell in July 2017.
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
Clinical data. In July 2016, we announced the initial analysis of top-line data from our on-going global, randomized Phase 3 clinical trial of aldoxorubicin as a treatment for patients with relapsed or refractory soft tissue sarcomas, or STS. The trial enrolled 433 patients.  Aldoxorubicin performed better than investigator's choice for the entire study population, and narrowly missed statistical significance in progression-free survival, or PFS (p=0.12; HR=0.81, 95% CI 0.64-1.06), the trial's primary endpoint.  All responses were determined by an independent, blinded central radiology lab assessment of scans.
CytRx 2017 10-K Page #4#

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
Based upon the updated results of the Phase 3 trial, we met with the FDA in the first quarter of 2017. Following the meeting with the FDA, we announced that we planned to pursue a 505(b)(2) regulatory pathway for a New Drug Application (NDA) filing.
We completed our global Phase 2b clinical trial to evaluate the preliminary efficacy and safety of aldoxorubicin as a first-line therapy in patients with advanced STS who are ineligible for surgery. The 123-subject Phase 2b clinical trial provided the first direct clinical trial comparison of aldoxorubicin and native doxorubicin as a first-line therapy for STS. The primary endpoint was PFS as determined by a blinded radiology review performed at an independent central radiology laboratory. The results from this trial were published in the Journal of the American Medical Association (JAMA) Oncology in September 2015 (JAMA Oncology 2015 Sep 17:1-9.).
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
A Phase 1 study of aldoxorubicin that demonstrated safety and objective clinical responses in several tumor types was completed in 2005 and published in Clinical Cancer Research in August 2007.  Of 35 evaluable patients, 23 had either an objective clinical (partial) response or stable disease.
We completed a Phase 1b/2 clinical trial with aldoxorubicin in patients with advanced solid tumors who had either relapsed or failed to respond to their prior chemotherapy. Clinical benefit was shown in ten of 13 (76.9%) evaluable patients with relapsed or refractory STS. There were no observed cardiac toxicities and no drug-related patient deaths. The results of this clinical trial were published in February 2015 in the peer-reviewed journal Cancer (Cancer, 2015 Feb 15; 121(4); 570-9).
Our Phase 1b clinical trial evaluating pharmacokinetics demonstrated that aldoxorubicin has a distribution half-life of approximately 20 to 24 hours, with a narrow volume of distribution to healthy tissue and slow clearance from the circulation. Complete details from this trial were published in the journal Investigational New Drugs (Invest New Drugs, 2015 Apr 15; (33(2):341-8).
In September 2016, we completed enrollment in our global Phase 2b clinical trial evaluating aldoxorubicin compared to topotecan in subjects with extensive-stage small cell lung cancer (SCLC) who have relapsed or were refractory to prior chemotherapy. The open-label Phase 2b clinical trial enroll approximately 135 patients (1:1 randomization).  The primary endpoint is PFS and the secondary endpoints are OS, overall response rates (partial and complete) and the safety of aldoxorubicin compared to topotecan in this population.  This trial was ongoing when aldoxorubicin was out-licensed to NantCell, Inc.
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
We completed a Phase 2 clinical trial evaluating the preliminary efficacy of aldoxorubicin in patients with AIDS-related Kaposi's sarcoma. Results presented at the 2016 ASCO Annual Meeting showed that aldoxorubicin localized in the tumor lesions and compared to non-tumor tissues.  Eleven of 13 patients (85%) treated with low dose aldoxorubicin achieved a partial response at week four.
We also conducted a Phase 1b/2 trial in combination with ifosfamide in patients with STS, and completed a Phase 1b trial in combination with gemcitabine in subjects with metastatic solid tumors. Since most chemotherapy agents are administered in combination with other chemotherapeutics, these studies will demonstrate the dose of aldoxorubicin that can be administered with two other chemotherapies that are commonly used to treated patients with sarcomas, pancreatic cancer, ovarian cancer and lung cancer.
CytRx 2017 10-K Page #5#

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
Research and Development
Expenditures for research and development activities related to continuing operations were $19.8 million, $35.9 million and $43.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, or approximately 60%, 68% and 68%, respectively, of our total expenses. For further information regarding our research and development activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Manufacturing
We do not have the facilities or expertise to manufacture clinical supplies of aldoxorubicin or any of our other product candidates, and we lack the resources and capability to manufacture any of our product candidates on a commercial scale. Accordingly, we are dependent upon third-party manufactures, or potential future strategic alliance partners, to manufacture these supplies. Currently, we are no longer responsible for manufacturing aldoxorubicin, having entered into an exclusive licensing agreement with NantCell, Inc.
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
CytRx 2017 10-K Page #6#

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
As of December 31, 2017, we have three pending U.S. patent applications and thirteen pending foreign patent applications covering our LADRTM-related technology and DK049. The unextended patent term of patents that issue covering our LADRTM-related technology and DK049 is June 2038. In conjunction with our July 27, 2017 NantCell licensing agreement, we granted NantCell an exclusive license to all our aldoxorubicin-related patents, including the rights in four granted U.S. patents, 72 granted foreign patents, two pending U.S. patent applications, and fourteen pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from Vergell Medical, S.A. or Vergell, to U.S. and foreign patents and patent applications. Patents and applications that cover pharmaceutical compositions of aldoxorubicin, processes for their production, and their use in treatment methods (e.g., cancer (including glioblastoma), viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have unextended patent terms expiring between June 2020 and June 2034.

LICENSE AGREEMENTS
Aldoxorubicin
We are the licensee of patent rights held by KTB for the worldwide development and commercialization of aldoxorubicin under a license agreement dated April 17, 2006. In February 2017, we received notice that KTB had transferred and assigned its rights and obligations under the license to Vergell Medical, S.A. The license is exclusive and applies to all products that may be subject to the licensed intellectual property in all fields of use. We may sublicense the intellectual property in our sole discretion. Pursuant to an amendment to the license agreement entered into in March 2014, we also have a non-exclusive worldwide license to any additional technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.
Under the agreement, we must make payments to Vergell in the aggregate of up to $7.5 million upon meeting clinical and regulatory milestones, and up to and including the product's second final marketing approval. We also agreed to pay:
●	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);
●	a percentage of any non-royalty sub-licensing income (as defined in the agreement); and
●	milestones of $1 million for each additional final marketing approval that we obtain.
In the event that we must pay a third party in order to exercise our rights to the intellectual property under the agreement, we are entitled to deduct a percentage of those payments from the royalties due Vergell, up to an agreed upon cap.
Under the agreement with Vergell, we must use commercially reasonable efforts to conduct the research and development activities we determine are necessary to obtain regulatory approval to market aldoxorubicin in those countries that we determine are commercially feasible. Under the agreement, Vergell is to use its commercially reasonable efforts to provide us with access to suppliers of the active pharmaceutical ingredient, or API, of aldoxorubicin, on the same terms and conditions as may be provided to Vergell by those suppliers.
The agreement will expire on a product-by-product basis upon the expiration of the subject patent rights. We have the right to terminate the agreement on 30 days' notice, provided we pay a cash penalty to Vergell. Vergell may terminate the agreement if we are in breach and the breach is not cured within a specified cure period, or if we fail to use diligent and commercial efforts to meet specified clinical milestones.
CytRx 2017 10-K Page #7#

Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our LADR™ technology platform and ultra-high potency albumin-bind drug conjugates provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

There are many companies developing antibody-drug conjugates (ADC) for the treatment of cancer that use the same classes of cytotoxic payloads as we are currently using.  These include Takeda Pharmaceutical Co. Ltd. and Seattle Genetics Inc. who market Adcetris®, and F. Hoffmann-LaRoche Ltd./Genentech who market Kadcyla®.  According to www.clinicaltrials.gov, there are approximately 75 clinical trials testing an ADC that are either on-going or currently enrolling.  Other companies have created or have programs to create potent cell‑killing agents for attachment to antibodies or other targeting agents. These companies may compete with us for technology out‑license arrangements.
In addition to ADCs, we face competition from other nanomedicine platforms developing targeted therapies, including platforms focused on nanoparticles and liposomes. Non‑ADC therapies may be in development for the cancer types we or our partners elect to pursue.  Further, these companies may also compete with us for technology out‑license arrangements.
Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies and biotechnology companies may result in new compounds that may compete with our product candidates. More recently, immuno-oncology therapies that stimulate the body's own defense system to attack cancers are being developed by certain of these companies and some have been approved for use as cancer therapeutics. In the future, immuno-oncology agents including cell therapies, targeted therapies or cytotoxic treatments may compete with our product candidates. Other companies have created or have programs to create potent cell‑killing agents for attachment to tumor targeting agents. These companies may compete with us for technology out‑license arrangements.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.
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

CytRx 2017 10-K Page #8#

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
We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the U.S. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the U.S

CytRx 2017 10-K Page #9#

Employees
As of March 16, 2018, we had twenty employees, thirteen of whom were engaged in preclinical research at our Freiburg, Germany laboratory, and seven of whom were involved in management and administrative operations.
Available Information
We maintain a website at www.cytrx.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission, or SEC, as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. Among other things, we post on our website our Code of Business Conduct and Ethics.
Potential Strategic Alternatives
From time to time, we may consider strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include the acquisition of or strategic partnership with one or more parties or the licensing of some of our proprietary technologies. See "Item 1A – Risk Factors – The impact and results of our exploration of strategic alternatives are uncertain and may not be successful."
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
We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $35.0 million for the year ended December 31, 2017 and $50.8 million for the year ended December 31, 2016 and had an accumulated deficit as of December 31, 2017 of $450.9 million. We are likely to continue to incur losses unless and until we are able to commercialize aldoxorubicin or one or more of our other existing or possible future product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.
Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.
Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities under our "shelf" registration statements on Form S-3 filed with the SEC and proceeds from the exercise of options and warrants to generate funds needed to finance our business and operations. We will need to raise additional capital to, among other things:
●	fund development of product candidates based on our LADR™ technology;
●	finance our general and administrative expenses
●	acquire or license new technologies;
●	prepare, file, prosecute, maintain, enforce and defend our patent and other proprietary rights; and
●	develop and implement sales, marketing and distribution capabilities to successfully commercialize any product for which we obtain marketing approval and choose to market ourselves.
CytRx 2017 10-K Page #10#

The depressed market price of our common stock may severely limit our ability to continue to raise capital, because the aggregate or market value of our common stock held by non-affiliates, referred to as our "public float," as of the file date of this Annual Report is less than $75 million.  As a result, under Instruction I.B.6 to Form S-3 the aggregate amount of securities that we can offer and sell under our "shelf" registration statements in any 12-month period cannot exceed one-third of our public float, or approximately $20.5 million as of March 16, 2018.  If our public float increases to $75 million or more, we will no longer be subject to this limitation.
At December 31, 2017, we had cash and cash equivalents of approximately $37.6 million. Under the terms of the loan agreement, however, we are required to maintain cash equal to a minimum of the greater of three months projected cash burn or $10 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2018 and the first three months of 2019 of approximately $27.8 million (unaudited), which includes approximately $1.5 million (unaudited) for our  clinical programs, approximately $3.1 million (unaudited) for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs, approximately $0.7 million (unaudited) for general operation of its clinical programs, approximately $10.1 million (unaudited) for other general and administrative expenses and $12.4 million of interest and principal payments on our outstanding term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage its liquidity needs while still advancing its research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
If we are not successful in negotiating an agreement with a strategic partner to advance at least one lead compound from our Freiburg operations, we may reduce our headcount and discontinue certain development programs and drug discovery activities. For these reasons and others, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods. Furthermore, if we obtain marketing approval and successfully commercialize aldoxorubicin, or another product candidate, we anticipate it will take a minimum of two years, and likely longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

If NantCell fails to successfully develop aldoxorubicin or our exclusive licensing arrangement with NantCell is otherwise unsuccessful, our business prospects will be materially adversely affected.
   In July 2017, we entered into an exclusive licensing agreement with NantCell to complete the clinical development of and commercialization of aldoxorubicin. Under this agreement, NantCell has committed to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales.

If, for any reason, NantCell does not devote sufficient time and resources to the development and commercialization of aldoxorubicin, we will not realize the potential commercial benefits of the arrangement, and our results of operations will be adversely affected. In addition, if NantCell were to breach or terminate its arrangement with us, the development and commercialization of aldoxorubicin could be delayed, curtailed or terminated, and we may not have sufficient financial resources or capabilities to continue development and commercialization of aldoxorubicin on our own.
Under our agreement with NantCell, they may opt out of a project by giving us twelve months' prior written notice. If NantCell were to exercise its right to opt out of a program or to terminate the licensing agreement, the development and commercialization of aldoxorubicin would be adversely affected, our potential for generating revenue from this program would be adversely affected and attracting new partners would be made more difficult.
Much of the potential revenue from our existing and future arrangement with NantCell will consist of contingent payments, such as payments for achieving development and commercialization milestones and royalties payable on commercial sales of successfully developed aldoxorubicin.  The milestone, royalty and other revenue that we may receive under this arrangement will depend upon our, and NantCell's ability to successfully develop, introduce, market and sell aldoxorubicin. We will not be directly involved in this process and will depend entirely on NantCell, which may fail to develop or effectively commercialize aldoxorubicin because they:
•
decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	do not have sufficient resources necessary to carry aldoxorubicin through clinical development, regulatory approval and commercialization;
•	cannot obtain the necessary regulatory approvals for aldoxorubicin; or
•	decide to pursue a competitive drug candidate.
If NantCell fails to develop or effectively commercialize aldoxorubicin or for any of the other reasons described above, we may not be able to develop and commercialize that drug independently, or replace NantCell with another suitable partner in a reasonable period of time and on commercially reasonable terms, if at all.
CytRx 2017 10-K Page #11#

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
CytRx 2017 10-K Page #12#

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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, aldoxorubicin has shown encouraging preliminary clinical results in our Phase 2b clinical trial as a treatment for STS; however, these conclusions may not be reproduced in future clinical trial results; for instance, the Phase 3 pivotal clinical trial testing aldoxorubicin as a treatment for STS narrowly missed statistical significance although it demonstrated a statistically significant improvement in PFS over investigator's choice in 312 patients treated in North America plus Australia . Accordingly, our development partner may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of aldoxorubicin for any indication.
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

CytRx 2017 10-K Page #13#

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
Switching or adding additional CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects

We rely upon third parties for the manufacture of our clinical product supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
We do not have the facilities or expertise to manufacture any of our other product candidates, and we lack the resources and capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we are dependent upon third-party manufacturers, or potential future strategic alliance partners, to manufacture these supplies. Our failure to secure arrangements as needed could have a materially adverse effect on our ability to complete the development of our future products or to commercialize them.
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
CytRx 2017 10-K Page #14#

We may be unable to protect our intellectual property rights, which could adversely affect our ability to compete effectively.
We will be able to protect our technologies from unauthorized use by third parties only to the extent that we have rights to valid and enforceable patents or other proprietary rights that cover them. Although we have rights to patents and patent applications directed to our product candidates, these patents and applications may not prevent third parties from developing or commercializing similar or identical technologies. In addition, our patents may be held to be invalid if challenged by third parties, and our patent applications may not result in the issuance of patents.
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
The results of pre-clinical studies or early clinical trials are not necessarily predictive of future results, and our ultra-high potency albumin-binding drug conjugates may not have favorable results in later clinical trials or receive regulatory approval.
Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of our ultra-high potency albumin-binding drug conjugates. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than we have, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier preclinical trials for our ultra-high potency albumin-binding drug conjugates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market them in any particular jurisdiction. If our clinical trials do not produce favorable results, our ability to achieve regulatory approval for these drug candidates will be adversely impacted and the value of our stock may decline.
CytRx 2017 10-K Page #15#

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
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, became law in the United States It contains a number of provisions, including those governing enrollments in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the rebate program to individuals enrolled in Medicaid managed care organizations, and addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products; (ii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and (iii) enacts a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.
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
CytRx 2017 10-K Page #16#

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
CytRx 2017 10-K Page #17#

We are subject to intense competition, and we may not compete successfully.
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
CytRx 2017 10-K Page #18#

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

The impact and results of our exploration of any strategic alternatives are uncertain and may not be successful.
From time to time, we may consider strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include acquisition transactions and/or strategic partnerships with one or more parties, the licensing of some of our proprietary technologies, or other possible transactions. Any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.  Further, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking certain acquisitions or other strategic opportunities regardless of whether the transaction is completed, which could materially and adversely affect our liquidity and capital resources. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction. Integration may be difficult and unpredictable, and acquisition-related integration costs, including certain non-recurring charges, could materially and adversely affect our results of operations. Moreover, integrating assets and businesses may significantly burden management and internal resources, including the potential loss or unavailability of key personnel. If we fail to successfully integrate any assets and businesses we acquire, we may not fully realize the potential benefits we expect, and our operating results could be adversely affected.  If we pay for an acquisition in cash, it would reduce our cash available for operations or cause us to incur additional debt, and if we pay with our stock it could be dilutive to our stockholders.
CytRx 2017 10-K Page #19#

In the event of a dispute regarding our international drug development, it may be necessary for us to resolve the dispute in the foreign country of dispute, where we would be faced with unfamiliar laws and procedures.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an "ownership change" occurs if there is a cumulative change in our ownership by "5% shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of a previous ownership change, our annual utilization of approximately $136.8 million in federal net operating loss carryforwards will be substantially limited.  If we experience ownership changes as a result of future transactions in our stock, we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could potentially result in increased future tax liability to us on any net income that we may earn in the future.
CytRx 2017 10-K Page #20#

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
The market price of our common stock in 2017 ranged from $1.65 to $6.00 per share, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:
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
As of December 31, 2017, we had outstanding stock options to purchase 2,865,512 shares of our common stock at a weighted-average exercise price of $10.62 per share and outstanding warrants to purchase 3,980,781 shares of common stock at a weighted-average exercise price of $4.26 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.
We have registered with the SEC the resale by the holders of all or substantially all shares of our common stock issuable upon exercise of our outstanding options and warrants. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.
CytRx 2017 10-K Page #21#

We cannot assure investors that our internal controls will prevent future material weaknesses.
Section 404 of the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
There can be no assurance that we will not suffer from material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
We are subject to legal actions that could adversely affect our financial condition.
From time to time, we are involved in legal proceedings that arise in ordinary course of business.  Securities-related class action and derivative lawsuits have often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for biotechnology and biopharmaceutical companies such as ours, which often experience significant stock price volatility in connection with their product development programs.
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
CytRx 2017 10-K Page #22#

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We lease our headquarters in Los Angeles, California. The lease covers approximately 5,739 square feet of office and storage space and expires in February 2020.  Our monthly rent is $20,396, which is subject to annual increases.  In addition to the monthly rent, we are responsible for paying our allocable portion of operating expenses.  We have an option to extend the term of the lease for a five-year period and a right of first offer during the extended lease term to lease any available space on the sixth floor of the premises, subject to the terms and conditions set forth in the lease agreement.  We also lease additional storage space for approximately 540 square feet. This lease expires in February 2020, and requires us to make monthly payments of $1,257, subject to annual increases.
We lease laboratory space in Freiburg, Germany, covering approximately 752 square meters (8,094 square feet). Our monthly rent is €10,070 (approximately $11,143), which is subject to annual increases. The amended lease expires on September 30, 2018, and we have an option to extend the term of the lease for up to three additional three-year periods.
CytRx 2017 10-K Page #23#

Item 3. LEGAL PROCEEDINGS
We are occasionally involved in legal proceedings and other matters arising from the normal course of business. As previously reported in our Quarterly Report filed with the SEC on November 7, 2017, the following actions are currently outstanding:
Shareholder Derivative Actions in Delaware.  There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.   Following competing motions for appointment of a lead plaintiff and lead counsel, On February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint. On May 3, 2017, the parties entered into negotiations with a mediator and on June 2, 2017, the parties entered into a Memorandum of Understanding ("MOU") to settle the entire action. On June 15, 2017, the MOU was submitted to the Court and the parties are now seeking Court approval. The Stipulation of Settlement was filed with the Court on January 22, 2018, which was preliminarily approved by the Court.  A final approval hearing is scheduled for April 19, 2018.  Any petition for an attorney fee award to the Plaintiff's counsel will also be considered by the Court at the April 19, 2018 hearing.
Class Action in California.  On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16 cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. Following the filing of a first amended complaint on January 13, 2017, on March 14, 2017 the Company and the individual defendants filed a Motion to Dismiss.  Plaintiff filed an Opposition thereto on April 28, 2017.  The Company and the individual defendants filed a Reply on May 30, 2017 and the matter was heard by the Court on June 12, 2017. On June 14, 2017, the Court issued an Order granting the Motion to Dismiss with leave to amend. Plaintiff filed a Second Amended Complaint and the Individual Defendants filed a renewed Motion to Dismiss. Plaintiff filed an Opposition thereto on July 24, 2017. The Company and the Individual Defendants filed a Reply on July 31, 2017. On August 14, 2017, the Court issued an Order granting in part and denying in part the motion to dismiss. On September 18, 2017, the Court issued an Order setting a schedule for the case.  On January 30, 2018, the parties entered into negotiations with a mediator and on February 1, 2018, the parties entered into a confidential Term Sheet to settle the Class Action. On February 7, 2018, the Court stayed the action for all purposes until May 2, 2018, to provide the parties sufficient time to prepare and submit a stipulation of settlement.
Shareholder Derivative Action in Delaware (Zyontz). On October 17, 2017, a shareholder derivative complaint was filed against certain current and former directors in the Delaware Court of Chancery, entitled Zyontz v. Kriegsman et al., Case No. 2017-0738-JRS. The complaint essentially sets forth the allegations pled in the federal securities class action in California, asserts a claim for breach of fiduciary duty, and seeks damages, fees and costs, and other and further relief as the Court may deem just and proper. On December 18, 2017, the Company and individual defendants filed motion to dismiss for failure to make a demand on the Board and for failure to state a claim, and a motion to stay the proceedings pending resolution of the federal securities class action.  On January 30, 2018, the parties participated in a mediation. The parties are currently negotiating a settlement agreement comprised of corporate governance reforms that will be submitted to the Court of Chancery for approval.
 Shareholder Derivative Action in Delaware (Patterson). On September 1, 2017, a shareholder derivative complaint was filed against the current directors in the Delaware Court of Chancery, entitled Patterson v. Kriegsman et al., C.A. No. 2017-0636-TMR. The complaint sets forth claims for breach of fiduciary duty for allegedly disseminating false and misleading information, unjust enrichment, gross mismanagement, abuse of control and corporate waste based on allegations concerning various business decisions matters. The complaint seeks damages, corporate governance reforms, restitution, fees and costs, and other and further relief as the Court may deem just and proper. On September 26, 2017, the Company and individual defendants filed a motion to dismiss the complaint, for which the opening brief in support of such motion was filed on November 3, 2017, the plaintiff's opposition was filed on December 11, 2017, and the defendants' reply was filed on January 5, 2018. The hearing on the motion to dismiss was heard by the Vice-Chancellor on March 8, 2018, and she took the matter under advisement. On March 13, 2018, the Vice-Chancellor ruled that defendants' motion to dismiss was granted, with prejudice.
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
CytRx 2017 10-K Page #24#

Item 4. MINE SAFETY DISCLOSURES
Not Applicable.
CytRx 2017 10-K Page #25#

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Capital Market under the symbol "CYTR." The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:
	High	Low
Fiscal Year 2017:
Fourth Quarter	$2.94	$1.65
Third Quarter	$6.00	$2.40
Second Quarter	$5.94	$2.52
First Quarter	$3.06	$2.28

Fiscal Year 2016:
Fourth Quarter	$4.44	$2.16
Third Quarter	$16.02	$3.30
Second Quarter	$21.96	$12.78
First Quarter	$18.48	$9.30

Holders
On March 16, 2018, there were approximately 350 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.
Dividends
We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.
Equity Compensation Plans
The following table sets forth certain information as of December 31, 2017, regarding securities authorized for issuance under our equity compensation plans:
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Number of Issued Shares of Restricted Stock	(c) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock, Warrants and Rights	Number of Securities Remaining Available for issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) and (b)
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	44,371	—	$34.56	—
2008 Stock Incentive Plan	2,821,141	775,194	8.82	1,247,662
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	3,980,781	—	4.26	—
Total	6,846,293	775,194	$6.44	1,247,662
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
CytRx 2017 10-K Page #26#

Comparison of Cumulative Total Returns
The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and The NASDAQ Pharmaceutical Index (the "Peer Index") for the five-year period from December 31, 2013 to December 31, 2017. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 31, 2012, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.

	December 31,
	2013	2014	2015	2016	2017
CytRx Corporation	235.20	-56.29	-3.28	-85.97	-24.22
The NASDAQ Stock Market Index	40.12	14.75	6.96	8.87	29.64
The NASDAQ Pharmaceutical Index	64.86	30.51	5.82	-21.99	19.62

Recent Issuances of Unregistered Securities
None.
Repurchase of Shares
We did not repurchase any of our shares during the year ended December 31, 2017.
CytRx 2017 10-K Page #27#

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
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue
Licensing revenue	$100,000	$200,000	$100,000	$100,000	$300,000
Total revenue	$100,000	$200,000	$100,000	$100,000	$300,000

Net loss	$(34,986,000)	$(50,771,000)	$(58,587,000)	$(30,118,000)	$(47,485,000)
Basic and diluted loss per share applicable to common stock	$(1.46)	$(3.78)	$(5.82)	$(3.30)	$(8.64)
`
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$37,643,000	$56,959,000	$57,297,000	$77,840,000	$38,568,000
Total assets	$48,348,000	$62,770,000	$67,024,000	$85,693,000	$41,500,000
Total stockholders' equity	$18,145,000	$24,777,000	$44,079,000	$67,911,000	$10,661,000

Factors Affecting Comparability
In July 2017, we issued 1,969,697 shares of our common stock as part of an exclusive licensing agreement granted to NantCell, Inc.
In May 2017, we completed a public offering of 5.0 million shares of our common stock. Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $14.0 million.
In December 2016, we completed a public offering of 1.9 million shares of our common stock and 550 shares of our Series B Convertible Preferred Stock and re-priced outstanding July 2016 warrants to purchase 3.2 million shares of our common stock and extended the term of the warrants to July 2018.  Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $7.5 million.
In July 2016, we completed a public offering issuing 4.8 million shares of our common stock and one-year warrants to purchase an equal number of shares of our common stock in a public offering. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $18.3 million
    In July 2015, we completed a $28.7 million underwritten public offering, in which we sold and issued approximately 1.8 million shares of common stock at a price of $16.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $26.8 million.
In February 2014, we completed an $86.0 million underwritten public offering, in which we sold and issued 2.2 million shares of common stock at a price of $39.00 per share. Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $80.5 million.
In October 2013, we completed a $25.9 million underwritten public offering, in which we sold and issued 1.9 million shares of common stock at a price of $13.50 per share. Net of underwriting discounts, legal, accounting and other offering expenses, we received proceeds of approximately $24.1 million.
CytRx 2017 10-K Page #28#

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
Overview
CytRx Corporation
We are a biopharmaceutical research and development company specializing in oncology.  Our focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor.  Since 2008, we have worked to develop aldoxorubicin, In July 2017 we entered into an exclusive worldwide license under which NantCell, Inc. took over development of aldoxorubicin, invested in our common stock and agreed to make future milestone and royalty payments upon the successful development and commercialization of aldoxorubicin. We are now actively pursuing new anti-cancer compounds through our drug discovery and research operation at our laboratory facilities in Freiburg, Germany.
LADR Drug Discovery Platform
The LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. We have created a "toolbox" of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties. After infusion, these ultra-high potency drug conjugates bind to circulating albumin for transport of the drug to the tumor. Subsequently, due to specific conditions within the tumor, the linkers are cleaved and release the anti-cancer drug payload.

Our current efforts are focused on two classes of ultra-high potency drug conjugates.  Our strategy across these programs is to generate additional pre-clinical data that will allow them to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

We recently entered into an agreement with Destum Partners, Inc., a leading strategic advisory firm serving companies in the life sciences industry, to assist in our pharma partnering activities.  Destum will be our exclusive advisor for the identification of partnership opportunities for LADR™ ultra-high potency drug conjugates.

During 2017, our discovery laboratory synthesized and tested over 75 rationally designed drug conjugates with highly potent cytotoxic payloads, and two distinct classes of compounds have been created.  To date, four lead candidates have been selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility.  Additional animal efficacy and toxicology testing of these lead candidates is underway.
CytRx 2017 10-K Page #29#

Aldoxorubicin
Until July 2017, we were focused on the research and clinical development of aldoxorubicin, our modified version of the widely-used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone.

On July 27, 2017, we entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. We also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 over the following 18 months. We are entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and we recently secured long-term financing. We also have received limited funding from our strategic partners and licensees.
At December 31, 2017, we had cash and cash equivalents of approximately $37.6 million. Under the terms of the loan agreement, however, we are required to maintain cash equal to a minimum of the greater of three months projected cash burn or $10 million. Management believes that its current resources will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2018 and the first three months of 2019 of approximately $27.8 million (unaudited), which includes approximately $1.5 million (unaudited) for its clinical programs, approximately $3.1 million (unaudited) for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs, approximately $0.7 million (unaudited) for general operation of its clinical programs, approximately $10.1 million (unaudited) for other general and administrative expenses and $12.4 million of interest and principal payments on our outstanding term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
Research and Development
Expenditures for research and development activities related to continuing operations were $19.8 million, $35.9 million and $43.4 million, respectively, for the years ended December 31, 2017, 2016 and 2015, or approximately 60%, 68% and 68%, respectively, of our total expenses.
Research and development expenses are further discussed below under "Critical Accounting Policies and Estimates" and "Results of Operations."

Our currently projected expenditures for 2018 include approximately $1.5 million for our clinical programs for aldoxorubicin, approximately $3.1 million for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs, and approximately $0.7 million related to supporting our clinical programs. The actual cost of our clinical programs could differ significantly from our current projections due to any additional requirements or delays, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical programs, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.
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
CytRx 2017 10-K Page #30#

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
CytRx 2017 10-K Page #31#

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
Net Loss Per Share
Basic net loss per common share attributable to common shareholders is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 7.6 million, 8.3 million and 3.6 million shares at December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.
Potential Strategic Alternatives
From time to time, we may consider strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include the acquisition of or strategic partnership with one or more parties or the licensing of some of our proprietary technologies. See "Item 1A – Risk Factors – The impact and results of our exploration of strategic alternatives are uncertain and may not be successful."
Liquidity and Capital Resources
General
In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and a long-term loan financing completed in February 2016. We also have received limited funding from our strategic partners and licensees. At December 31, 2017, we had cash and cash equivalents of approximately $37.6 million. Under the terms of the loan agreement, however, we are required to maintain cash equal to a minimum of the greater of three months projected cash burn or $10 million. Management believes that its current resources will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2018 and the first three months of 2019 of approximately $27.8 million (unaudited), which includes approximately $1.5 million (unaudited) for its clinical programs, approximately $3.1 million (unaudited) for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs, approximately $0.7 million (unaudited) for general operation of its clinical programs, approximately $10.1 million (unaudited) for other general and administrative expenses and $12.4 million of interest and principal payments on our outstanding Term Loans (defined below). These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
If NantCell obtains marketing approval and successfully commercializes aldoxorubicin, we anticipate it will take two years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.
CytRx 2017 10-K Page #32#

Effective November 1, 2017, we completed a 1-for-6 reverse stock split of our outstanding shares of common and preferred stock, reduced our authorized shares of both common and preferred stock by one-sixth; no change was made to the per-share par value of the common stock. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.
Discussion of Operating, Investing and Financing Activities
Net loss for the year ended December 31, 2017 was $35.0 million, and cash used for operating activities for that period was $27.2 million. The net loss reflects $3.3 million of stock option and warrant expense, interest expense on the Term Loan of $3.8 million and a non-cash gain of $1.4 million on the fair value adjustment of the warrant liability.
Net loss for the year ended December 31, 2016 was $50.8 million, and cash used for operating activities for that period was $49.9 million. The net loss reflects $6.7 million of stock option and warrant expense, interest expense on the Term Loan of $2.8 million and a non-cash gain of $3.8 million on the fair value adjustment of the warrant liability.
Net loss for the year ended December 31, 2015 was $58.6 million, and cash used for operating activities for that period was $47.6 million. The net loss reflects $7.4 million of stock option and warrant expense, and a non-cash gain of $4.4 million on the fair value adjustment of the warrant liability.
For the year ended December 31, 2017, no money was provided by investing activities, and $0.1 million was used for the purchase of equipment and furnishings.
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

Cash provided by financing activities for the year ended December 31, 2017 was $8.0 million, which included $14.0 million of net proceeds received from our May 2017 public offering. We also received $6.1 million from the sale of common shares and warrants to NantCell, Inc. We also received net proceeds of $3.2 million from the exercise of stock options and warrants and made principal Term Loan payments of $15.0 million.
Cash provided by financing activities for the year ended December 31, 2016 was $50.5 million, which included $25.8 million of net proceeds received from our December and July 2016 public offerings.  We also received net proceeds of $24.0 million from our Term Loans in February 2016 and $0.7 million from the exercise of stock options and warrants.
Cash provided by financing activities for the year ended December 31, 2015 was $27.4 million, which included $26.8 million of net proceeds received from our July 2015 public offering.
Term Loan Facility
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender ("Hercules"), pursuant to which the lenders made term loans to us on February 8, 2016 in the aggregate principal amount of $25 million (the "Term Loans").  The Term Loans bear interest at the daily variable rate per annum equal to 6.0% plus the prime rate, or 10.5%, whichever is greater. We are required to make interest-only payments on the Term Loans through February 28, 2017, and beginning on March 1, 2017 blended equal monthly installments of principal amortization and accrued interest until the maturity date of the Term Loans on February 1, 2020. Under the terms of the loan, we are required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn. As security under our obligations, we issued to the lenders warrants to purchase a total of 105,691 shares of our common stock at an exercise price of $12.30. These warrants are classified as equity warrants with a fair value of $633,749. All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
CytRx 2017 10-K Page #33#

On July 28, 2017, we entered into an Amended Loan Services Agreement with the lenders of the Term Loans whereby we agreed to make an immediate payment of $5 million of principal and unpaid interest, a further $5 million payment of principal and unpaid interest by September 30, 2017, and agreed to an updated schedule of monthly payments and a new maturity date of August 1, 2018.

On July 28, 2017, we entered into a First Amendment to Loan and Security Agreement providing for our payment, on July 28, 2017, of $5.0 million in outstanding principal and unpaid interest due under the Loan Agreement, and for our potential repayment, on or prior to September 30, 2017, of an additional $5.0 million outstanding principal under the Loan Agreement. We made the First Repayment on July 28, 2017.  Pursuant to the Amendment, the lenders consented to the License Transaction with NantCell and agreed that the License Transaction is deemed a "Permitted Transfer" under the Loan Agreement, and confirmed that the sale of our common stock to NantCell is not an "Equity Event" under the Loan Agreement.

      In connection with the Loan Agreement, we restructured the existing lender warrants to purchase an aggregate of up to approximately 105,691 shares of our common stock at an exercise price of $12.30 per share. Pursuant to the Amendment, a portion of the warrants (representing 80% of the total number of shares issuable upon exercise of the warrants) was amended to change the exercise price of such portion of the warrants from $12.30 per share to the 30-day volume-weighted average price of our common stock over the 30-day period beginning 15 days before the July 28, 2017 announcement of the License Transaction (the "Warrant Amendments").

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
Our current contractual obligations that will require future cash payments are as follows (in thousands):
	Payments due by periods as of December 31, 2017
Contractual Obligations	Total	Year 1	Years 2 and 3	Years 4 and 5	Years 6 and beyond
Operating lease obligations	$710	$373	$337	$—	$—
Employment obligations	4,848	1,678	2,113	1,057	—
Term loan obligation	12,377	12,377	—	—	—
R&D contract obligations	1,000	1,000	—	—	—
Total contractual obligations	$18,935	$15,428	$2,450	$1,057	$—

(1)	Operating leases are primarily our facility lease obligations, as well as equipment and software lease obligations with third party vendors.
(2)
Employment agreements include management contracts that provide for minimum salary levels, adjusted periodically at the discretion of our Compensation Committee, as well as minimum bonuses and employee benefits, in some cases.

(3)	Term loan obligation includes principal and interest payments and an end fee payment.

(4)	Research and development obligations relate primarily to our Reimbursement Agreement with NantCell, Inc.

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
CytRx 2017 10-K Page #34#

Net Operating Loss Carryforwards
At December 31, 2017, we had federal and state net operating loss carryforwards of $373.7 million and $236.3 million, respectively, available to offset against future taxable income, which expire in 2018 through 2037.
As a result of a change in-control that occurred in the CytRx shareholder base in 2013, approximately $136.8 million in federal net operating loss carryforwards became substantially limited in their annual availability. We currently believe that the remaining $236.9 million in federal net operating loss carryforwards, and the $236.3 million in state net operating loss carryforwards, are unrestricted.
As of December 31, 2017, we also had research and development tax credits for federal and state purposes of approximately $16.6 million and $21.9 million, respectively, available for offset against future income taxes, which expire in 2022 through 2037. Based on an assessment of all available evidence including, but not limited to, our limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
Results of Operations
We incurred a net loss of $35.0 million, $50.8 million and $58.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
During 2017, 2016 and 2015, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by our licensees.  In 2017, we recognized deferred revenue of $6.9 million from the exclusive licensing agreement signed with NantCell, Inc.  We anticipate recognizing that revenue in 2018.
Due to the nature of research and development, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.
Research and Development
	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Research and development expenses	$19,279	$34,107	$41,805
Non-cash research and development expenses	12	—	—
Employee stock and stock option expense	549	1,823	1,591
Total	$19,840	$35,930	$43,396

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.
Research and development expenses incurred during 2017, 2016 and 2015 relate to our various development programs. In 2017, our research and development expenses decreased substantially over 2016 since our pivotal, global Phase 3 clinical trial for STS with aldoxorubicin wound down in the year. These expenses included $11.7 million for our clinical programs for aldoxorubicin, $3.3 million for our drug discovery laboratory, and approximately $4.3 million for general operations of our clinical program, including licensing fees. In 2016, our research and development expenses decreased over 2015 primarily due to a reduction in costs for our pivotal, global Phase 3 clinical trial for STS with aldoxorubicin. The costs of our global Phase 2b clinical trial in SCLC remained consistent with the prior year. These expenses included approximately $27.1 million for our clinical programs for aldoxorubicin, approximately $2.3 million at our drug discovery laboratory, and approximately $4.3 million for general operation of our clinical programs. In 2015, research and development expenses totaled approximately $37.0 million for our clinical programs for aldoxorubicin, which included a full year of costs in our pivotal, global Phase trial, approximately $1.7 million at our drug discovery laboratory, and approximately $3.6 million for general operation of our clinical programs.
As compensation to consultants, or in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. In 2017, we record $11,600 of non-cash expense, as compared to $0 in both 2016 and 2015.  In 2017, we recorded $0.5 million of employee stock and stock option expense, as compared to $1.8 million in 2016 and $1.6 million in 2015.
CytRx 2017 10-K Page #35#

General and Administrative

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
General and administrative expenses	$9,718	$11,078	$13,871
Stock, stock option and warrant expenses to non-employees and consultants	874	236	226
Employee stock and stock option expense	1,910	4,677	5,568
Total	$12,502	$15,991	$19,665

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $9.7 million, $11.1 million and $13.9 million in 2017, 2016 and 2015, respectively. In 2017, the general and administrative expenses decreased by 12.3%, primarily due to a decrease in salaries, since 2016 included pre-commercialization activities in the first half of the year. In 2015, these expenses included litigation settlement expenses of $5.5 million (of which a non-cash amount of $4.5 million was settled through the issuance of our common shares).
From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received whichever we can measure more reliably. In 2017, we recorded $0.9 million of such expenses, as compared to $0.2 million and $0.2 million in 2016 and 2015, respectively. We recorded employee stock option expense of $1.9 million, $4.7 million and $5.6 million in 2017, 2016 and 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expenses for the years ended December 31, 2017, 2016 and 2015 were approximately $0.6 million, $0.5 million and $0.3 million, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.
Other Income (Expense)
We realized a small foreign exchange loss in 2017, other income of $0.2 million in 2016 from a VAT refund, and a de minimus amount of other income in 2015.
Interest Income
Interest income was $0.4 million in 2017, $0.3 million in 2016 and $0.2 million in 2015. The variances between years are attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.
Interest Expense
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender. The lenders made term loans on February 8, 2016 in the aggregate principal amount of $25 million, and at an interest rate of 9.5%. The interest rate is pegged to the Prime rate and at December 31, 2017, the interest rate stood at 10.5%. Total interest expense in 2017 was $3.8 million, $2.8 million in 2016 and $0 in 2015.
CytRx 2017 10-K Page #36#

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

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The objective of ASU No. 2016-15 is to provide specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are still in the process of determining the impact that the implementation of ASU 2016-15 will have on our financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. We adopted this Standard on January 1, 2017. The adoption of this Standard did not have a material impact to our financial position or our results of operations.

 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a statement of operations and a statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our financial statements. Although we have not finalized our process of evaluating the impact of adoption of the ASU on our financial statements, we expect there will not be a material increase to assets and liabilities on our balance sheet for leases currently classified as operating leases.

 In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to the Company's financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We do not believe that the adoption of this standard will have a material impact on our financial statements.
In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes". ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of this update did not have a material effect on our financial statements.
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
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14") which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and allows for adoption using a full retrospective method, or a modified retrospective method. We will adopt the new standard in our first quarter 2018 using the modified retrospective method and are currently in the process of evaluating the impact of the adoption of this standard on our financial statements.
CytRx 2017 10-K Page #37#

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2017, it would not have had a material effect on our results of operations or cash flows for that period.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplemental schedule and notes thereto as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, together with the reports thereon of our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Item 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2017, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017, as described further below.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to have a material effect, on our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Edition) ("the Framework"). Based upon management's assessment using the criteria contained in COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
 Our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report below.
CytRx 2017 10-K Page #38#

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
Opinion on Internal Control over Financial Reporting
We have audited CytRx Corporation's (the "Company's") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying accounts and our report dated March 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LL
Los Angeles, California
March 16, 2018

CytRx 2017 10-K Page #39#

Item 9B. OTHER INFORMATION

None.
CytRx 2017 10-K Page #40#

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information concerning our directors and executive officers:
Name	Age	Class of Director (1)	Position
Steven A. Kriegsman	76	II	Director, Chairman of the Board and Chief Executive Officer
Louis Ignarro, Ph.D.	76	I	Lead Director (2) (3) (4) (5)
Joel Caldwell	62	III	Director (2) (4) (5)
Earl Brien. M.D.	57	III	Director (2) (3) (4) (5)
John Y. Caloz	66	—	Chief Financial Officer
Felix Kratz, Ph.D.	55	—	Senior Vice President-Drug Development
____________

(1)
Our Class I director serves until the 2019 annual meeting of stockholders, our Class II directors serve until the 2020 annual meeting of stockholders, and our Class III directors serve until the 2018 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Caldwell is Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Dr. Ignarro is Chairman of the Committee.

(4)	Members of our Compensation Committee. Dr. Ignarro is Chairman of the Committee.

(5)	Members of our Strategy Committee. Dr. Brien is Chairman of the Committee.

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
CytRx 2017 10-K Page #41#

Joel Caldwell joined our Board of Directors on July 12, 2017. He brings more than 30 years of experience in tax matters, finance, and internal auditing. He retired from Southern California Edison, one of the nation's largest public utilities, where he had been employed for 28 years in various executive-level accounting and finance positions covering Internal Audits, Executive Compensation, Long Term Finance, Employee Benefits and, most recently prior to his retirement, Sarbanes-Oxley Internal Controls Compliance. He also worked in public accounting at the firm of Arthur Andersen & Co. In 1980, Mr. Caldwell earned his MBA with a major in finance from the University of California at Berkeley. Prior to that, he received a Bachelor of Science degree in Accounting and Finance, also from the University of California at Berkeley. He has been a Certified Public Accountant in California since 1982 and a Certified Internal Auditor since 1986. Mr. Caldwell volunteers his business skills, serving as a financial advisor on the board of trustees of a charitable organization, and continues his involvement with track and field sports by volunteering as a meet official at Pacific Palisades Charter High School. He is a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.
Mr. Caldwell's diverse background in accounting, auditing and finance, along with his accreditation as a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants will provide the board with a balanced perspective to enhance its stewardship and fulfill his role as the named financial expert on our Audit Committee.
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
John Y. Caloz joined us in October 2007 as our Chief Accounting Officer. In January of 2009 Mr. Caloz was named Chief Financial Officer. He has a history of providing senior financial leadership in the life sciences sector, as Chief Financial Officer of Occulogix, Inc, a NASDAQ listed, medical therapy company. Prior to that, Mr. Caloz served as Chief Financial Officer of IRIS International Inc., a Chatsworth, CA based medical device manufacturer. He served as Chief Financial Officer of San Francisco-based Synarc, Inc., a medical imaging company, and from 1993 to 1999 he was Senior Vice President, Finance and Chief Financial Officer of Phoenix International Life Sciences Inc. of Montreal, Canada, which was acquired by MDS Inc. in 1999. Mr. Caloz was a partner at Rooney, Greig, Whitrod, Filion & Associates of Saint Laurent, Quebec, Canada, a firm of Chartered Accountants specializing in research and development and high-tech companies, from 1983 to 1993. Mr. Caloz, a Chartered Professional Accountant and Chartered Accountant, holds a degree in Accounting from York University, Toronto, Canada.
Felix Kratz, Ph.D. joined CytRx in 2014 as Vice President, Drug Discovery. He is a medicinal chemist with more than 25 years of pertinent experience in the preclinical development of anticancer drugs, prodrugs and protein conjugation chemistry and profound knowledge of translational research from the laboratory to the clinic. He has successfully transferred aldoxorubicin, CytRx clinical lead compound, from bench to bedside that is based on an innovative drug delivery platform exploiting circulating albumin as a tumor-specific drug carrier. Felix Kratz graduated in Chemistry from the University of Heidelberg with Magna Cum Laude. Prior to joining CytRx Corporation he established the Division of Macromolecular Prodrugs at the Tumor Biology Center Freiburg. He serves on the Editorial Board for Bioconjugate Chemistry, Current Medicinal Chemistry, Current Bioactive Compounds, and Pharmacology & Pharmacy and has authored approximately 260 scientific publications, book articles and proceedings and is the inventor of over 20 patents and patent applications. He heads the CytRx Drug Discovery Branch located in the Innovation Center Freiburg, Germany.
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
CytRx 2017 10-K Page #42#

Committees
Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through informal discussions with our chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.
Our board of directors currently has four committees. The Audit Committee consists of Mr. Caldwell, Dr. Ignarro and Dr. Brien. The Compensation Committee consists of Dr. Ignarro, Mr. Caldwell and Dr. Brien; the Nomination and Governance Committee consists of Dr. Ignarro and Dr. Brien, and the Strategy Committee consists of Dr. Brien, Dr Ignarro and Mr. Caldwell. Such committees operate under formal charters that govern their duties and conduct. Copies of the charters are available on our website at www.cytrx.com.
Our board of directors has determined that Mr. Caldwell, one of the independent directors serving on our Audit Committee, is an "audit committee financial expert" as defined by the SEC's rules. Our board of directors has determined that Dr. Ignarro, Mr. Caldwell and Dr. Brien are "independent" under the current independence standards of both The NASDAQ Capital Market and the SEC.
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
Our board of directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, but periodically considers whether combining, or separating, the role of Chairman and Chief Executive Officer is appropriate. At this time, our board is committed to the combined role given the circumstances of our company, including Mr. Kriegsman's knowledge of the pharmaceutical industry and our company's strategy.  Our board believes that having a Chairman who also serves as the Chief Executive Officer allows timely communication with our board on company strategy and critical business issues, facilitates bringing key strategic and business issues and risks to the board's attention, avoids ambiguity in leadership within the company, provides a unified leadership voice externally and clarifies accountability for company business decisions and initiatives.  In December 2016, Dr. Ignarro was appointed as an independent Lead Director to act as a liaison between the Chairman of the Board and the independent directors. The board will continue to assess whether this leadership structure is appropriate and will adjust it as it deems appropriate
Board of Directors Role in Risk Oversight
In connection with its oversight responsibilities, our board of directors, including the Audit Committee, periodically assesses the significant risks that we face. These risks include, but are not limited to, financial, technological, competitive, and operational risks. Our board of directors administers its risk oversight responsibilities through our Chief Executive Officer and Chief Financial Officer who review and assess the operations of our business, as well as operating management's identification, assessment and mitigation of the material risks affecting our operations.
CytRx 2017 10-K Page #43#

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
At the 2017 annual meeting of stockholders, the stockholders on a non-binding, advisory basis, approved the compensation of our executive officers as disclosed in our 2017 proxy statement. Based upon the results of this stockholder advisory vote, the Compensation Committee determined to continue its compensation policies and procedures.
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
CytRx 2017 10-K Page #44#

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
Setting Executive Compensation
Based on the foregoing objectives, the Compensation Committee has structured the company's annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve our company's business goals, including goals related to the development of our drug candidates and management of working capital, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants or legal advisors. During 2017, the Compensation Committee used two industry compensation surveys in its compensation deliberations regarding cash and equity compensation for our executive officers. The surveys used were Radford Global Life Sciences Survey, which is a survey of public and private life sciences companies of all sizes, including those companies with under fifty employees and a survey of public and private companies in Los Angeles provided by salary.com (which the Compensation Committee uses to consider geographic differences in cost of living).
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
CytRx 2017 10-K Page #45#

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

Company Performance Goals

For 2017, the Compensation Committee and our board of directors approved the following performance goals:
•	Analyze the primary endpoint from the Phase 2 SCLC clinical trial;
•	Completion of drug substance and drug product registration batches for aldoxorubicin;
•	Meet with the FDA re 505(b)(2) NDA submission;
•	Submit two ASCO abstracts;
•	Identify an in vivo proof of concept for at least one ultra-potent albumin-binding drug candidate, and file provisional patent applications; and
•	Raise additional capital.
For 2017, the Compensation Committee determined that, with the exception of the completion of registration batches for aldoxorubicin and the analysis of the Phase 2 SCLC clinical trial, both of which became no longer applicable with the execution of the licensing agreement with NantCell, each of the corporate goals had been achieved, and noted the particular contributions of executive officers to the achievement of those goals.
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
CytRx 2017 10-K Page #46#

For 2017, our Compensation Committee determined that the individual performance scores indicated below were merited by the officer's respective contributions to our key business achievements discussed above, as well as the performance of their day-to-day responsibilities. On an officer-by-officer basis, our Compensation Committee also considered the following:
Mr. Kriegsman's individual performance goals relate primarily to overall corporate objectives, including building stockholder value as reflected in our market capitalization and our working capital, managing and directing the executive management team, and successfully developing our company's operations and personnel for future success. Based on those criteria, and the fact the Company was able to sign an exclusive licensing agreement with NantCell, the Compensation Committee gave a rating of 4.8 to Mr. Kriegsman.
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
Dr. Kratz's individual performance goals relate primarily to the execution of the objectives related to our drug discovery unit, including identifying at least one ultra-potent albumin-binding drug candidate, managing the drug discovery laboratory within budget and maintaining a strong scientific team. Based on those criteria, the Compensation Committee gave a rating of 4.0 to Dr. Kratz.
2017 Executive Compensation Components
For 2017, as in recent years, the principal components of compensation for the named executive officers were:
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
Salary levels are typically considered annually as part of our company's performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on our company's available resources and the Compensation Committee's assessment of the individual's performance. This assessment is based upon written evaluations of such criteria as job knowledge, communication, problem solving, initiative, goal-setting, and expense management. In 2017, the Compensation Committee considered our successful achievement or substantial progress towards our corporate performance goals, and with consideration of the challenging financial environment, awarded no increases in base salary for 2018. Base salaries were also reviewed in light of the Radford and salary.com survey data to validate that they were within acceptable ranges based on market salaries.
CytRx 2017 10-K Page #47#

Annual and Special Bonuses
As we do not generate significant revenue and have not commercially released any products, the Compensation Committee bases its discretionary annual bonus awards on the achievement of corporate and individual goals, efforts related to extraordinary transactions, effective fund-raising efforts, effective management of personnel and capital resources, and bonuses paid by comparable companies, among other criteria. Mr. Kriegsman's employment agreement entitles him to an annual cash bonus in an amount to be determined in our discretion, but not less than $150,000. Any cash bonuses to our other named executive officers are entirely in our discretion.
During 2017, the Compensation Committee granted Mr. Kriegsman an annual cash bonus of $150,000, and granted the other named executive officers ranging from $75,000 to $100,000, principally based on their efforts in achieving the Company's corporate goals. In December 2017, the Compensation Committee approved an award to Mr. Kriegsman of a $0.7 million restricted stock grant, or 387,597 shares of our common stock based on the closing price of the Company's common stock at December 15th, the award date to vest in three equal annual installments.
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
The Compensation Committee has established December 15 as the date for the annual grant of stock options. The December 15 date correlates to the approximate dates of our historical annual stock option grants, but otherwise was not based upon any particular methodology.  All stock option grants, other than initial stock option grants to new employees, are made at a meeting, whether in-person or telephonic, of the Compensation Committee and not by unanimous written consent, and the Compensation Committee determines the grantees, amounts, dates, and prices of all stock options and do not delegate these responsibilities.
No formula is used in setting equity award grants and the determination of whether to grant equity awards, or the size of such equity awards, to our executive officers; rather, it involves subjective assessments by our board of directors, Compensation Committee and, with respect to executive officers other than Mr. Kriegsman. Generally, annual equity awards are intended to encourage retention of experienced employees, and we consider individual performance and contributions during the preceding year to the extent our board of directors and Compensation Committee believe such factors are relevant. As with base salary and cash bonuses, for 2017 our board of directors and Compensation Committee also considered data from two surveys in determining equity award grants to our executive officers.
At a meeting of the Compensation Committee on December 15, 2017, the Compensation Committee granted to Mr. Kriegsman nonqualified stock options to purchase 208,334 shares of our common stock at a price of $1.75 per share, which equaled the closing market prices on December 15, 2017, the specified grant date. The options vest monthly over three years, provided that Mr. Kriegsman remains in our employ throughout such monthly vesting periods, unless Mr. Kriegsman's employment agreement is not renewed by us or by him upon expiration of its term on December 31, 2021, or his employment is terminated by us without "cause," or by reason of his "disability", upon FDA approval of aldoxorubicin, or by Mr. Kriegsman for "good reason," or due to his death. In any one of these events, the options will vest immediately and will remain exercisable for their full term. In addition, in connection with the annual review of our other named executive officers, at its December 15, 2017 meeting, the Compensation Committee granted to our other named executive officers nonqualified stock options to purchase an aggregate of 83,334 shares of our common stock. All of the stock options had an exercise price equal to $1.75, the closing market price on December 15, 2017, the specified grant date, and vest either bi-monthly over two years or monthly over three years, provided that such executives remain in our employ through such vesting periods unless, with respect to Mr. Caloz, his employment is terminated by us without "cause" or by reason of his "disability," or due to his death, in which cases the vested options will remain exercisable for their full term.
Generally speaking, we have not taken into consideration any amounts realized by our named executive officers from prior stock option or stock awards in determining whether to grant new stock options or stock awards. No named executive officers have exercised options since 2003.
CytRx 2017 10-K Page #48#

Retirement Plans, Perquisites and Other Personal Benefits
Our executive officers are eligible to participate in the same group insurance and employee benefit plans as our other salaried employees. These benefits include medical, dental, vision, and disability benefits and life insurance.
We have adopted a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. We made matching contributions to the 401(k) Plan for 2017 of $78,000. Matching contributions immediately vest, as do all employee contributions. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.
We generally do not provide any of our named executive officers with any other perquisites or personal benefits, other than benefits to Mr. Kriegsman provided for in his employment agreement. We are required by his employment agreement to carry a life insurance policy for Mr. Kriegsman in the amount of not less than $1.4 million under which Mr. Kriegsman's designee is the beneficiary. We purchased a policy with a face value of $2 million, for which we pay the premium, and Mr. Kriegsman immediately reimburses us for the premium relating to the $0.6 million of additional coverage. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers. No changes to these benefits were made during 2017.
Employment Agreements and Severance Arrangements
We have entered into written employment agreements with each of our named executive officers. The main purpose of these agreements is to protect the company from business risks such as competition for the executives' service, loss of confidentiality or trade secrets, and solicitation of our other employees, and to define our right to terminate the employment relationship. The employment agreements also protect the executive from termination without "cause" (as defined) and, in Mr. Kriegsman's case, entitle them to resign for "good reason" (as defined). Each employment agreement was individually negotiated, so there are some variations in the terms among executive officers. Generally speaking, however, the employment agreements provide for termination and severance benefits that the Compensation Committee believes are consistent with industry practices for similarly situated executives. The Compensation Committee believes that the termination and severance benefits help the company retain the named executive officers by providing them with a competitive employment arrangement and protection against unknowns such as termination without "cause" that go along with the position.
In the event of termination without "cause," the named executive officers will be entitled to a lump-sum payment equal to six months' base salary (24 month's base salary and minimum annual bonus under his employment agreement in the case of Mr. Kriegsman). The named executive officers' agreements also provide for our continuation of medical benefits during the severance period (including, for Mr. Kriegsman, payments for life insurance). If a named executive officer's employment is terminated by us without "cause" (or by Mr. Kriegsman for "good reason") within two years following a change of control of the company, the named executive officers will be entitled to a lump-sum payment equal to 12 months' base salary (36 month' base salary and minimum annual bonus in the case of Mr. Kriegsman), and Mr. Kriegsman also would be entitled under his employment agreement to receive a "gross-up" payment equal to the sum of any excise tax on termination benefits (including any accelerated vesting of his options under our Plans as described below) plus any penalties and interest.
On January 10, 2017, we entered into an amendment with Mr. Kriegsman, under which the term of his employment agreement was extended by three years to December 31, 2021. We agree in Mr. Kriegsman's employment agreement that if there is a change in control and his employment agreement is either not renewed by either us or Mr. Kriegsman or, following the expiration of the employment agreement, we terminate Mr. Kriegsman's employment other than for "cause" or he resigns for "good reason," he will be entitled to the lump-sum severance and continuation of benefits described in the preceding paragraph for a change in control.
We agree in the employment agreements with our named executive officers (other than Mr. Kriegsman) that if we do not offer to renew or extend the officer's employment agreement, and we had not theretofore terminated their employment, we will continue to pay the officer his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2019, or the date of his re-employment with another employer, whichever is earlier.
In the event we terminate Mr. Kriegsman's employment without "cause," Mr. Kriegsman resigns for "good reason" or his employment terminates due to his "disability" (each as defined in the employment agreement) or death, he will be entitled to full and immediate vesting of his restricted stock and stock options and any other equity awards based on our securities and all such awards will remain exercisable for their full term notwithstanding the termination of his employment (other than a termination by the company for "cause" or their resignation without "good reason").
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
CytRx 2017 10-K Page #49#

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
It is our policy to award stock options at an exercise price equal to The Nasdaq Capital Market's closing price of our common stock on the date of the grant. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the common stock on the grant date. The Compensation Committee will not grant options with an exercise price that is less than the closing price of our common stock on the grant date, nor will it grant options which are priced on a date other than the grant date. For purposes of determining the exercise price of stock options, the grant date is deemed to be the first day of employment for newly hired employees. Among our corporate governance practices, we will grant stock options to directors, officers and employees only on pre-set dates established by the Compensation Committee prior to the fiscal year in which the options are to be granted.  The Compensation Committee has established December 15 as the date for the annual grant of stock options.  The December 15 date correlates to the approximate dates of our historical annual stock option grants, but otherwise was not based upon any particular methodology.  We also publicly disclose the method used to determine the pre-set stock option grant dates and any future changes thereto at least 90 days before they become effective.  All stock option grants, other than initial stock option grants to new employees, will be made at a meeting, whether in-person or telephonic, of the Compensation Committee and not by unanimous written consent, and that the Compensation Committee will determine the grantees, amounts, dates and prices of all stock options and will not delegate these responsibilities.
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
CytRx 2017 10-K Page #50#

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
These policies remained in place throughout 2017, and we expect to continue to follow them for the foreseeable future.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
There are no "interlocks," as defined by the SEC, with respect to any member of the Compensation Committee. Louis Ignarro, Ph.D. and Dr. Brien served as members of the Compensation Committee for all of 2017. Anita Chawla, Ph. D. and Eric Selter served as members of the Compensation Committee in 2017 until July 2017. In July 2017, Joel Caldwell was appointed to the Compensation Committee when he joined the Board.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the "Compensation Discussion and Analysis" required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing "Compensation Discussion and Analysis" be included in this Annual Report.
Louis Ignarro, Ph.D. Chairman	Earl Brien, M.D.	Joel Caldwell, CPA

CytRx 2017 10-K Page #51#

Summary Compensation Table
The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2017, 2016 and 2015 by Steven A. Kriegsman and John Y. Caloz, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2017; our one other most highly compensated executive officer who was serving as an executive officer as of December 31, 2017 and two former executive officers who would have been our other most highly compensated executive officers as of December 31, 2017 but for the fact that they were not serving as executive officers on that date:
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
Chief Executive Officer	2017	850,000	150,000	953,300	13,700	1,967,000
	2016	850,000	150,000	1,388,750	13,700	2,402,450
	2015	825,000	150,000	1,593,000	13,700	2,606,700
John Y. Caloz
Chief Financial Officer and Treasurer	2017	400,000	100,000	77,000	—	577,000
	2016	400,000	135,000	108,850	—	643,850
	2015	375,000	135,000	477,900	—	987,900
Daniel Levitt, M.D., Ph.D.
Chief Operating Officer and Chief Medical Officer (4)	2017	430,600	702,300	—	—	1,132,900
	2016	625,000	512,500	124,400	—	1,261,900
	2015	625,000	150,000	796,500	—	1,571,500

Scott Wieland, Ph.D.,
Senior Vice President – Drug Development (4)	2017	254,100	—	—	—	254,100
	2016	400,000	50,000	46,650	—	496,650
	2015	400,000	75,000	159,300	—	634,300

Felix Kratz, Ph.D.,
Vice President – Drug Development
	2017	222,400	76,000	33,000	—	331,400
	2016	194,500	33,000	31,100	—	258,600
	2015	182,000	49,000	119,500	—	350,500

_______________________________

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year, with the exception of Dr. Levitt, who received a signing bonus in January 2017.
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

(3)	Represents life insurance premiums.

(4)	Dr. Levitt and Dr. Wieland resigned in July and June 2017, respectively.

CytRx 2017 10-K Page #52#

2017 Grants of Plan-Based Awards
In 2017, we granted stock options and restricted stock to our named executive officers under our 2008 Stock Incentive Plan as follows:
2017 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)		Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Steven A. Kriegsman	12/15/2017	595,931(1	)(2)	$1.75	$953,300
Chief Executive Officer

John Y. Caloz	12/15/2017	58,334(1)		$1.75	$77,000
Chief Financial Officer and Treasurer

Daniel Levitt, M.D., Ph.D.	—	—		—	—
Executive Vice President and Chief Medical Officer

Scott Wieland, Ph.D.	—	—		—	—
Senior Vice President – Drug Development
Felix Kratz, Ph.D. Vice President – Drug Discovery	12/15/2017	25,000(1)		$1.75	$33,000

___________________________________

(1)
Options vest in 36 equal monthly installments, subject to the named executive officer's remaining in our continuous employ through such dates, except in the case of Dr. Kratz, which vest bi-monthly over 24 months, and except that in the case of  Mr. Kriegsman, the unvested options will vest, in full, upon termination of his employment by us without "cause", or by reason of his "disability" or by him for "good reason" or upon his death.

(2)	Includes the award of 387,597 restricted shares of our common stock which will vest in three equal annual instalments.

2000 Long-Term Incentive Plan and 2008 Stock Incentive Plan
The purpose of our 2000 Long-Term Incentive Plan, or 2000 Plan, and our 2008 Stock Incentive Plan, or 2008 Plan, is to promote our success and enhance our value by linking the personal interests of our employees, officers, consultants and directors to those of our stockholders. The 2000 Plan was originally adopted by our board of directors on August 24, 2000 and by our stockholders on June 7, 2001, with certain amendments to the Plan having been subsequently approved by our board of directors and stockholders. On May 11, 2009, our board of directors approved an amendment to the 2000 Plan to allow for a one-time stock option re-pricing program for our employees. The 2008 Plan was adopted by our board of directors on November 21, 2008 and by our stockholders on July 1, 2009 with certain amendments to that Plan having been subsequently approved by our board of directors and stockholders.
2000 Plan and 2008 Plan Descriptions
The 2000 Plan and the 2008 Plan, or the Plans, are administered by the Compensation Committee of our board of directors. The Compensation Committee has the power, authority and discretion to:
•	designate participants;
•	determine the types of awards to grant to each participant and the number, terms and conditions of any award
•	establish, adopt or revise any rules and regulations as it may deem necessary or advisable to administer the Plan; and
•	make all other decisions and determinations that may be required under, or as the Compensation Committee deems necessary or advisable to administer, the Plan.
CytRx 2017 10-K Page #53#

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
Holdings of Previously Awarded Equity
Equity awards held as of December 31, 2017 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2017:
CytRx 2017 10-K Page #54#

2017 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven A. Kriegsman	—	(1)	208,334	1.75	12/14/27
President and Chief Executive Officer	129,199	(4)	—	n/a	n/a
	69,445	(1)	138,889	2.58	12/14/26
	111,111	(1)	55,555	14.64	12/14/25
	100,000	(1)	—	12.90	12/09/24
	154,167	(3)	—	27.96	12/09/23
	12,363		—	14.76	3/07/23
	83,334		—	10.98	12/10/22
	23,810		—	13.02	12/11/21
	17,858		—	42.42	12/14/20
	17,858		—	44.10	12/10/19
	7,143		—	15.54	11/21/18
	10,715		—	48.30	4/07/18

John Y. Caloz	—	(1)	58,334	1.75	12/14/27
Chief Financial Officer and Treasurer	19,444	(1)	38,889	2.58	12/14/26
	33,334	(1)	16,666	14.64	12/14/25
	33,334		—	12.90	12/14/24
	25,000	(3)	—	27.96	12/09/23
	16,667		—	10.98	12/10/22
	4,762		—	13.02	12/11/21
	1,191		—	42.42	12/14/20
	2,976		—	44.10	12/10/19
	1,191		—	12.60	01/02/19
	1,191		—	15.54	11/21/18
	595		—	48.30	04/07/18

Felix Kratz, Ph.D.
Vice-President – Drug Discovery	—	(2)	25,000	1.75	12/14/27
	8,333	(2)	8,334	2.58	12/14/26
	12,500	(2)	—	14.64	12/09/25
	10,000		—	12.90	12/10/24
	16,667		—	24.90	3/14/24

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

(2)	These options vest in equal bi-monthly installments, subject to the named executive officer's remaining in our continuous employ through such dates.

(3)	The options were re-priced from $14.34 to $27.96 on June 1, 2015, with no change to the expiration date of the options.

(4)	Represents restricted stock fully-vested at December 31, 2017. On December 15, 2016, Mr. Kriegsman was granted 387,597 shares of restricted stock, which vest over three years in equal annual amounts.

CytRx 2017 10-K Page #55#

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
CytRx 2017 10-K Page #56#

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
Employment Agreement with John Y. Caloz
John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of February 26, 2018 that is to expire on December 31, 2018. Mr. Caloz is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Caloz's employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months' salary under his employment agreement.
We agree in Mr. Caloz's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2019.
Employment Agreement with Felix Kratz, Ph.D.
Felix Kratz is employed as our Vice President — Drug Discovery pursuant to an employment agreement dated as of March 16, 2017 that is to expire on March 15, 2018. Dr. Kratz is paid an annual base salary of 185,000 Euros ($222,400) and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Dr. Kratz's employment without "cause" (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months' base salary.
We agree in Dr. Kratz's employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on September 15, 2019.
CytRx 2017 10-K Page #57#

Quantification of Termination Payments and Benefits
The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive's employment without "cause" or his resignation for "good reason," termination following a change in control and termination upon the executive's death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2017, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or, for Mr. Kriegsman, for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment (4)	4,250,000	4,250,000	1,700,000	1,700,000	—
Chief Executive Officer	Stock Options (1)	—	—	—	—	—
	Health Insurance (2)	89,500	134,200	89,500	89,500	—
	Life Insurance (2)	27,400	41,100	—	27,400	—
	Bonus	750,000	750,000	300,000	300,000	—
	Tax Gross Up (3)	—	—	—	—	—

John Y. Caloz	Severance Payment (4)	200,000	400,000	—	—	—
Chief Financial Officer	Stock Options (1)	—	—	—	—	—
	Health Insurance	—	—	21,500	21,500	—

Felix Kratz, Ph.D.	Severance Payment (4)	111,000	222,000	—	—	—
Vice President, Drug Discovery	Stock Options (1)
____________
(1)
Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2017, determined by the aggregate difference between the stock price as of December 31, 2017 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2017 for benefits provided to Mr. Kriegsman for a period of two years, or in the event of a change in control, a period of three years.
(3)
Mr. Kriegsman's employment agreement provides that if a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within two years after the date on which the change in control occurs, Mr. Kriegsman's employment is terminated by us without "cause" or by him for "good reason" (each as defined in their respective employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his respective employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on Mr. Kriegsman's past compensation and the estimated payment that would result from a termination of employment following a change in control, we have estimated that a gross-up payment would not be required. "Good reason" as defined in Mr. Kriegsman's employment agreement includes any change in Mr. Kriegsman's duties or title, as applicable, that are inconsistent with his respective positions. Mr. Kriegsman's employment agreement provides that, if the employment agreement is not renewed by us or by Mr. Kriegsman upon the expiration of its term on December 31, 2021, Mr. Kriegsman will be entitled to the termination payments and benefits described above.

(4)
Severance payments are prescribed by our employment agreements with the named executive officers and represent a factor of their annual base compensation ranging from six months to two years, except for Mr. Kriegsman, which is the later of December 2021, the expiry of his agreement, or three years.

CytRx 2017 10-K Page #58#

Pay Ratio

Annual total compensation of the median employee for 2017	$81,000
Annual total compensation of the CEO for 2017	$1,967,000
Ratio of annual total compensation of the median employee to the annual total compensation of CEO for 2017	1:24.3

The Company chose December 31, 2017 as the date for establishing the employee population used in identifying the median employee and used fiscal 2017 as the measurement period. The Company identified the median employee using a consistently applied compensation measure which includes annual base salary or wages, target annual performance-based cash bonuses, and long-term equity awards based on their grant date fair values. All U.S. and non-U.S. employees employed as of December 31, 2017 were captured. No cost-of-living adjustments were made. The annual total compensation of the median employee and the annual total compensation of the CEO were calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

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
Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $5,000 for the Chairmen of the Audit, Compensation and Strategy Committees, and $1,500 for the Chairman of the Nomination and Governance Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee and Compensation Committee attended, and $1,000 for each meeting of the Nomination and Governance Committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee attended and an additional $2,500 for each meeting of the Audit, Compensation or Strategy Committees attended. During 2017, we granted ten-year stock options to purchase 30,000 shares of our common stock to our newly appointed non-employee director, Mr. Joel Caldwell at an exercise price equal to the market value of our common stock on the date of grant. In December 2017, we also granted ten-year stock options to purchase 30,000 shares of our common stock to each non-employee director at an exercise price equal to the market value of our common stock on the date of grant. In addition, Dr. Earl Brien was appointed Chairman of the Strategy Committee, for which he was awarded an additional grant of 40,000 shares. The options vested, in full, upon grant.
CytRx 2017 10-K Page #59#

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2017:
Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Louis Ignarro, Ph.D., Lead Director	135,250	45,600	180,850
Earl Brien, M.D., Director	97,450	106,400	203,850
Joel Caldwell, Director	67,300	150,000	217,300
Eric Selter, Director	42,250	—	42,250
Anita Chawla, Ph.D., Director	24,250	—	24,250
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

(3)          In July 2017, we granted stock options to purchase 30,000 shares of our common stock to newly-appointed non-employee director, Joel Caldwell at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value respectively of $104,400, and in December 2017, we granted newly-appointed Chairman of the Strategy Committee,
               Dr. Earl Brien stock options to purchase 40,000 shares of our common stock on the date of grant, which had an aggregate grant date fair value respectively of $60,800, both calculated in accordance with
               FASB ASC Topic 718.

        The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reglect grants from our 2008 Stock Incentive Plan. In December 2017, we granted stock options to purchase 30,000 shares of our common stock to each non-employee director at an exercise price equal to the current market value of our common stock on the date of grant, which had an aggregate grant date fair value of $45,600. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from our 2008 Stock Incentive Plan, which is described in Note 13 of the Notes to Financial Statements. Eric Selter and Anita Chawla both departed from the Board in July 2017, prior to the annual granting of stock options.
CytRx 2017 10-K Page #60#

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 16, 2018 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11 who were serving as named Executive Officers as of March 16, 2018; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 16, 2018 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 28,037,501 shares of our common stock outstanding as of March 16, 2018. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.
	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
Louis Ignarro, Ph.D.	174,212	*	(1)
Steven A. Kriegsman	1,552,819	5.5%	(2)
Joel Caldwell	60,000	*	(3)
Felix Kratz, Ph.D.	54,445	*	(4)
Earl Brien, M.D.	140,247	*	(5)
John Y. Caloz	163,588	*	(6)
All executive officers and directors as a group (six persons)	2,145,312	7.7%	(7)

5% Beneficial Owners
NantCell, Inc.	2,469,697	8.8%	(8)

_______
1)	Includes 172,024 shares subject to options or warrants.
(2)	Includes 678,107 shares subject to options or warrants.
(3)	Includes 60,000 shares subject to options or warrants.
(4)	Includes 54,445 shares subject to options or warrants.
(5)	Includes 130,000 shares subject to options or warrants.
(6)	Includes 162,831 shares subject to options or warrants.
(7)	Includes 1,257,406 shares subject to options or warrants.
(8)	Includes 500,000 shares subject to warrants.
Equity Compensation Plans
The information required is incorporated herein by reference to Item 5 of this Annual Report relating to our Equity Compensation Plans as set forth on page 26.
CytRx 2017 10-K Page #61#

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Our board of directors has determined that Messrs. Ignarro, Brien and Caldwell are "independent" under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our board of directors. Our board has determined that Messrs. Ignarro, Brien and Caldwell also are "independent" for purposes of service as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.
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

There were no related person transactions in 2017.
Applicable Definitions
For purposes of our Audit Committee's review:
•	"related person" has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K ("Item 404(a)"); and
•	"related person transaction" means any transaction for which disclosure is required under the terms of Item 404(a) involving us and any related persons.
CytRx 2017 10-K Page #62#

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2017 and 2016.
Audit Fees
The fees for 2017 and 2016 from BDO for professional services rendered in connection with the audits of our annual financial statements and internal controls over financial reporting and reviews of our unaudited quarterly financial statements and Form S-3 registration statements were $425,210 and $436,609, respectively.

Tax Fees
The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $17,511 and $45,550 for 2017 and 2016, respectively.
All Other Fees
No other services were rendered by BDO in either 2017 or 2016.
Pre-Approval Policies and Procedures
It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2017 and 2016.
CytRx 2017 10-K Page #63#

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this 10-K:
(1) Financial Statements
Our financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-22 of this Annual Report. These financial statements are as follows:
Balance Sheets as of December 31, 2017 and 2016
Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015
Statements of Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015
Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Financial Statements
Reports of Independent Registered Public Accounting Firm
(2) Financial Statement Schedule
The following financial statement schedule is set forth on page F-24 of this Annual Report.
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015
All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.
(b) Exhibits
See Exhibit Index to this Annual Report, which is incorporated herein by reference.

CytRx 2017 10-K Page #64#

CytRx Corporation
Form 10-K Exhibit Index

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	8-K	2.1	6/9/2008
3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	10-K	3.1	3/13/2012
3.2	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/15/2012
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, Pursuant to Section 151 of the Delaware General Corporation Law	8-K	3.1	12/14/2016
3.4	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	11/1/2017
3.5	Restated By-Laws of CytRx Corporation, as amended	8-K	3.2	7/16/2013
4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	8-K	99.1	4/17/1997
4.1.1	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	10-K	4.2	4/1/2002
4.1.2	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	10-K	4.3	4/2/2007
4.1.3	Amendment No. 3 to Shareholder Protection Rights Agreement, dated July 12, 2016	10-Q	4.1	11/9/2016

4.2	Common Stock Purchase Warrant issued by CytRx Corporation to Alexander Capital, L.P.	10-K	4.5	3/11/2016
4.3	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated July 20, 2016	10-K	4.6	3/15/2017
4.4	Contingent Common Stock Purchase Warrant Agreement dated as of December 5, 2016 issued by CytRx Corporation to Bristol Capital Advisors, LLC on February 10, 2017	10-K	4.7	3/15/2017
4.5	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology Growth Capital, LLC	8-K	10.2	2/9/2016
4.5.1	First Amendment to Warrant Agreement, dated July 28, 2017, issued by CytRx Corporation to Hercules Capital, Inc.	8-K	10.5	8/1/2017
4.6	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology III, L.P.	8-K	10.3	2/9/2016
4.6.1	First Amendment to Warrant Agreement, dated July 28, 2017, issued by CytRx Corporation to Hercules Technology III, L.P.	8-K	10.6	8/1/2017
4.7	Warrant, dated as of July 27, 2017, issued by CytRx Corporation to NantCell, Inc.	8-K	10.3	8/1/2017

CytRx 2017 10-K Page #65#

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
10.1.1*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	14A (proxy)	Annex C	6/11/2002
10.1.2*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	10-K	10.14	5/14/2004
10.1.3*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	10-K	10.15	5/14/2004
10.2*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	10-K	10.6	3/13/2012
10.2.1*	Sixth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/5/2015
10.2.2*	Seventh Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex A	5/20/2016
10.2.3*	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/20/2016
10.2.4*	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.11	3/11/2016
10.2.5*	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.12	3/11/2016
10.3*	Form of Non-qualified Stock Option for grants to Steven A. Kriegsman and Daniel J. Levitt, M.D., Ph.D., under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.13	3/11/2016
10.3.1*	Amendment No. 1 to Stock Option Agreements of Daniel J. Levitt, M.D., Ph.D., dated December 31, 2015.	10-K	10.14	3/11/2016
10.3.2*	Amendment No. 1 to Stock Option Agreements (2000 Long-Term Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016.	10-K	10.15	3/11/2016
10.3.3*	Amendment No. 1 to Stock Option Agreements (2008 Stock Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016	10-K	10.16	3/11/2016
10.4†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	8-K	99	12/21/2001
10.5	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	10-K	10.63	5/14/2004
10.5.1	Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000	10-K	10.64	5/14/2004
10.5.2	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	8-K	10.1	10/20/2005
10.5.3	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	10-K	10.29	3/13/2009
10.5.4	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	10-Q	10.1	12/4/2009
10.5.5	Fourth Amendment to Office Lease dated February 10 2014, by and between CytRx Corporation and Douglas Emmett 1993, LLC	8-K	10.1	2/13/2014

CytRx 2017 10-K Page #66#

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith
10.6†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	10-Q	10.15	11/14/2006
10.6.1	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	8-K	1.1	3/17/2014
10.7*	Employment Agreement dated January 1, 2017, between CytRx Corporation and Daniel J. Levitt, M.D., Ph.D.	10-K	10.26	3/15/2017
10.8*	Employment Agreement dated January 1, 2017, between CytRx Corporation and Scott Wieland	10-K	10.29	3/15/2017
10.9*	Employment Agreement dated January 10, 2017, between CytRx Corporation and John Y. Caloz	10-K	10.30	3/15/2017
10.10*	Employment Agreement dated February 26, 2018, between CytRx Corporation and John Y. Caloz				**
10.11*	Fourth Amended and Restated Employment Agreement, dated May 10, 2012, by and between CytRx Corporation and Steven A. Kriegsman	8-K	10.1	10/19/2012
10.11.1*	First Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 4, 2014	10-K	10.32	3/5/2014
10.11.2*	Second Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 1, 2015	10-K	10.31	3/10/2015
10.11.3*	Third Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 8, 2016	10-K	10.36	3/11/2016
10.11.4*	Fourth Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman dated January 10, 2017	10-K	10.38	3/15/2017
10.12*	Restricted Stock Purchase Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 11, 2017	10-K	10.39	3/15/2017
10.13*	Restricted Stock Purchase Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 30, 2018				**
10.14	Loan and Security Agreement dated February 5, 2016 among CytRx Corporation, the Lender referred to therein, and Hercules Technology Growth Capital, Inc., as Agent	8-K	10.1	2/9/2016
10.14.1	First Amendment to Loan and Security Agreement, dated July 28, 2017, among CytRx Corporation, the lenders parties thereto, and Hercules Capital, Inc., as collateral agent for itself and the lenders	8-K	10.4	8/1/2017
10.15†	Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.1	8/1/2017
10.16	Stock Purchase Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.2	8/1/2017
23.1	Consent of BDO USA, LLP				**
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***

CytRx 2017 10-K Page #67#

Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith
101.INS++	XBRL Instance Document.				**
101.SCH++	XBRL Taxonomy Extension Schema Document.				**
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.				**
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.				**
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.				**
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.				**

______________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
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

Item 16. SUMMARY

None
CytRx 2017 10-K Page #68#

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Company Name

Date: March 16, 2018	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ STEVEN A. KRIEGSMAN	Chairman of the Board and Chief Executive Officer	March 16, 2018
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 16, 2018
John Y. Caloz	(Principal Financial and Accounting Officer)
/s/ LOUIS IGNARRO	Director	March 16, 2018
Louis Ignarro, Ph.D.

/s/ EARL BRIEN	Director	March 16, 2018
EARL Brien, M.D.

/s/ JOEL CALDWELL	Director	March 16, 2018
Joel Caldwell

CytRx 2017 10-K Page #69#

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CytRx 2017 10-K Page # F-iii#

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CytRx Corporation
Los Angeles, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of CytRx Corporation (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule of valuation and qualifying accounts (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2004.
Los Angeles, California
March 16, 2018
CytRx 2017 10-K Page # F-1#

CYTRX CORPORATION
BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$37,643,404	$56,959,485
Receivables	7,529,032	183,703
Prepaid expenses and other current assets	1,914,077	3,434,238
Total current assets	47,086,513	60,577,426
Equipment and furnishings, net	1,042,892	1,959,667
Goodwill	183,780	183,780
Other assets	34,334	48,911
Total assets	$48,347,519	$62,769,784
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,122,017	$6,406,445
Accrued expenses and other current liabilities	8,029,274	3,830,498
Deferred revenue	6,924,353	—
Term loan, net - current	10,599,795	5,481,656
Warrant liabilities	527,025	3,789,391
Total current liabilities	30,202,464	19,507,990

Long term loan, net	—	18,484,510
Total liabilities	30,202,464	37,992,500
Commitment and contingencies
Stockholders' equity (2016 restated to reflect a 1-6 reverse stock split, see Note 1):
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $0.01 par value, stated value $1,000, 650 shares authorized of Series B Convertible Preferred Shares at $2.52 per share, 550 issued, 0 outstanding at December 31, 2017, 518 outstanding at December 31, 2016.	—	518,000
Common stock, $0.001 par value, 41,666,667 shares authorized; 28,037,501 and 18,553,817 shares issued and outstanding at December 31, 2017 and 2016, respectively	28,037	18,553
Additional paid-in capital	468,969,445	440,106,726
Accumulated deficit	(450,852,427)	(415,865,995)
Total stockholders' equity	18,145,055	24,777,284
Total liabilities and stockholders' equity	$48,347,519	$62,769,784

The accompanying notes are an integral part of these financial statements.
CytRx 2017 10-K Page # F-2#

CYTRX CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
Revenue:
Licensing revenue	$100,000	$200,000	$100,000

Expenses:
Research and development	19,840,106	35,930,212	43,395,574
General and administrative	12,502,042	15,990,789	19,664,904
Depreciation and amortization	629,312	536,631	317,649
	32,971,460	52,457,632	63,378,127
Loss before other income (expense)	(32,871,460)	(52,257,632)	(63,278,127)
Other income (expense):
Interest income	365,584	255,123	233,958
Interest expense	(3,831,211)	(2,754,677)	—
Other income (expense), net	(16,322)	159,148	20,151
Gain on warrant liabilities	1,367,777	3,827,617	4,437,628

Loss before provision for income taxes	(34,985,632)	(50,770,421)	(58,586,390)
Provision for income taxes	(800)	(800)	(800)
Net loss	$(34,986,432)	$(50,771,221)	$(58,587,190)
Basic and diluted loss per share	$(1.46)	$(3.78)	$(5.82)
Basic and diluted weighted average shares outstanding	24,042,293	13,510,629	10,080,526

The accompanying notes are an integral part of these financial statements.
CytRx 2017 10-K Page # F-3#

CYTRX CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at January 1, 2015	—	9,320,331	$—	$9,321	$377,022,587	$(306,507,584)	$(2,612,861)	$67,911,463
Issuance of stock options/warrants for compensation and services	—	—	—	—	7,384,656	—	—	7,384,656
Common stock issued in connection with a public offering	—	1,744,167	—	1,744	26,778,324	—	—	26,780,068
Options and warrants exercised	—	48,726	—	48	589,953	—	—	590,001
Retirement of treasury stock	—	(33,213)	—	(33)	(2,612,828)	—	2,612,861	—
Net loss	—	—	—	—	—	(58,587,190)	—	(58,587,190)
Balance at December 31, 2015	—	11,080,011		11,080	409,162,692	(365,094,774)	—	44,078,998
Issuance of stock options/warrants for compensation and services	—	—	—	—	6,735,576	—	—	6,735,576
Stock issued in connection with a public offering	550	6,685,362	550,000	6,685	25,220,572	—	—	25,777,257
Warrants issued in connection with a public offering	—	—	—	—	(6,923,551)	—	—	(6,923,551)
Preferred stock conversion	(32)	76,191	(32,000)	76	31,924	—	—	—
Issuance of restricted stock grant	—	387,597	—	388	1,937	—	—	2,325
Warrants issued in connection with term loan	—	—	—	—	633,749	—	—	633,749
Beneficial conversion feature – Series B preferred stock	—	—	(314,286)	—	314,286	—	—	—
Series B preferred stock deemed dividend	—	—	314,286	—	(314,286)	—	—	—
Options and warrants exercised	—	64,393	—	64	744,087	—	—	744,151
Class action settlement share issuance	—	260,263	—	260	4,499,740		—	4,500,000
Net loss	—	—	—	—	—	(50,771,221)	—	(50,771,221)
Balance at December 31, 2016	518	18,553,817	518,000	18,553	440,106,726	(415,865,995)	—	24,777,284
Options and warrants exercised	—	880,788	—	881	3,012,779	—	—	3,013,660
Stock issued in connection with a public offering	—	5,000,000	—	5,000	13,946,218	—	—	13,951,218
Preferred stock conversion	(518)	1,233,334	(518,000)	1,233	516,767	—	—	—
Issuance of restricted stock grant	—	387,597	—	388	—	—	—	388
Warrants repriced to term loan lender	—	—	—	—	76,549	—	—	76,549
Shares issued in connection with licensing sale	—	1,969,697	—	1,970	6,073,677	—	—	6,075,647
1 – 6 reverse stock split fractional shares	—	12,268	—	12	(12)	—	—	—
Issuance of stock options/warrants for compensation and services	—	—	—	—	3,344,520	—	—	3,344,520
Warrant liability exercises	—	—	—	—	1,894,589	—	—	1,894,589
Banking fee on warrant exercises	—	—	—	—	(2,368)	—	—	(2,368)
Net loss	—	—	—	—	—	(34,986,432)	—	(34,986,432)
Balance at December 31, 2017	—	28,037,501	$—	$28,037	$468,969,445	$(450,852,427)	$—	$18,145,055

The accompanying notes are an integral part of these financial statements.
CytRx 2017 10-K Page # F-4#

CYTRX CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(34,986,432)	$(50,771,221)	$(58,587,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629,312	536,631	317,649
Loss on retirement of equipment and furnishings	424,049	12,276	2,614
Gain on warrant liabilities	(1,367,777)	(3,827,617)	(4,437,628)
Amortization of loan cost and discount	1,923,816	587,837	—
Stock-based compensation expense	3,344,520	6,735,576	7,384,656
Non-cash litigation settlement due in common stock	—	—	4,500,000
Changes in assets and liabilities:
Receivable	(7,344,941)	4,412,097	(2,574,182)
Interest receivable	—	28,130	76,497
Prepaid expenses and other current assets	1,534,738	(28,569)	1,118,931
Accounts payable	(2,286,416)	(1,672,631)	916,919
Deferred revenue	6,924,353	—	—
Accrued expenses and other current liabilities	4,007,210	(5,862,861)	3,699,287
Net cash used in operating activities	(27,197,568)	(49,850,352)	(47,582,447)

Cash flows from investing activities:
Proceeds from matured short-term investments	—	35,035,420	76,544,319
Purchase of short-term investments	—	—	(65,958,146)
Purchases of equipment and furnishings	(134,598)	(1,020,441)	(331,328)
Net cash provided by (used in) investing activities	(134,598)	34,014,979	10,254,845

Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of fees	13,951,218	25,777,257	26,780,068
Proceeds from term loan, net	—	24,012,078	—
Proceeds from sale of common shares and warrants related to NantCell	6,075,647	—	—
Loan amendment fee payment	(200,000)	—	—
Term loan principal repayment	(15,013,638)	—	—
Net proceeds from exercise of stock options and warrants	3,202,858	744,151	590,001
Net cash provided by financing activities	8,016,085	50,533,486	27,370,069

Net increase (decrease) in cash and cash equivalents	(19,316,081)	34,698,113	(9,957,533)
Cash and cash equivalents at beginning of year	56,959,485	22,261,372	32,218,905
Cash and cash equivalents at end of year	$37,643,404	$56,959,485	$22,261,372

Supplemental disclosures of non-cash financing/investing activities:
Warrant liability exercises	$1,894,589	$—	$3
Warrants repriced in connection with the sale of licenses	$76,549	$—	$—
Receivable from issuance of restricted stock	$388	$2,325	$—
Equipment and furnishings purchased but not paid	$1,988	$20,452	$485,743
Retirement of treasury stock	—	$—	$2,612,861
Warrants issued in connection with the term loan	$—	$633,749	$—
1 – 6 reverse stock split	$12	$4,500,000	$—
Series B Preferred stock beneficial conversion feature and deemed dividend	$—	$314,286	$—
Warrants issued/amended in connection with the public offering	$—	$6,923,551	$—
Series B Preferred stock conversion	$1,233	$457	$—

Supplemental disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$800	$800	$800
Cash paid during the year for interest	$2,025,468	$1,959,375	$—

The accompanying notes are an integral part of these financial statements.
CytRx 2017 10-K Page # F-5#

CYTRX CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Nature of Business
CytRx Corporation ("CytRx" or "the Company") is a biopharmaceutical research and development company specializing in oncology.  Our focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor.  CytRx has an active drug discovery and research operation at its laboratory facilities in Freiburg, Germany.
The LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining CytRx's expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor.  The Company has created a "toolbox" of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties. After infusion, these ultra-high potency drug conjugates bind to circulating albumin for transport of the drug to the tumor.  Subsequently, due to specific conditions within the tumor, the linkers are cleaved and release the anti-cancer drug payload.

CytRx's current efforts are focused on two classes of ultra-high potency drug conjugates.  The Company's strategy across these programs is to generate additional pre-clinical data that will allow them to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

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
On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and it is no longer directly working on development of aldoxorubicin.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect its 2017 reverse stock split), a premium of 92% to the market price on that date. CytRx also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 over the following 18 months.  The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones.  CytRx is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

Aldoxorubicin is a conjugate of the commonly prescribed chemotherapeutic agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor. Aldoxorubicin, the Company's lead clinical candidate, has been tested in over 600 patients with various types of cancer. Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin.  The initial indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS).

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA.  European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

In the first quarter of 2018, CytRx announced that NantCell was expanding aldoxorubicin' s use by combining it with immunotherapies and cell based treatments, specifically in metastatic pancreatic cancer and in advanced squamous cell carcinoma of the head and neck or non-small cell lung cancer.
CytRx 2017 10-K Page # F-6#

Currently, the Company's only research and development activities are at its laboratory facilities in Freiburg, Germany. For this reason and others, its operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

At December 31, 2017, the Company had cash and cash equivalents of approximately $37.6 million. Under the terms of the loan agreement, however, the Company is required to maintain cash equal to a minimum of the greater of three months projected cash burn or $10 million. Management believes that its current resources will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon the Company's currently projected expenditures for 2018 and the first three months of 2019 of approximately $27.8 million (unaudited), which includes approximately $1.5 million (unaudited) for its clinical programs, approximately $3.1 million (unaudited) for pre-clinical development of new high potency cytotoxic albumin-binding cancer drugs, approximately $0.7 million (unaudited) for general operation of its clinical programs, approximately $10.1 million (unaudited) for other general and administrative expenses and $12.4 million of interest and principal payments on our outstanding term loan. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent the Company's current expected expenditures, the Company has the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage its liquidity needs while still advancing its research and development objectives. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with long term debt or capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
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
Since 2011, the Company has followed the Financial Accounting Standards Board ("FASB") Accounting Standards Codifications ("ASC") ASC 605-25, Revenue Recognition – Multiple-Element Arrangements ("ASC 605-25" to determine the recognition of revenue under license and collaboration agreements. The ASC provides guidance relating to the separation of deliverables including an arrangement into different units of accounting and the allocation of consideration to the units of accounting. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company's balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities.
Other Income (Expense) — The Company realized a small foreign exchange loss in 2017, other income of $0.2 million in 2016 from a VAT refund, and a de minimus amount of other income in 2015.
Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.
Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There are no impairment losses recognized in each of 2017, 2016 and 2015.
CytRx 2017 10-K Page # F-7#

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

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$35,834	$—	$—	$35,834
Warrant liabilities	—	—	(527)	(527)

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$56,276	$—	$—	$56,276
Warrant liabilities	—	—	(3,789)	(3,789)

There were no transfers between Levels I, II and III during 2017 or 2016.
The changes in carrying amounts of the warrant liability for the years ended December 31, 2017 and 2016 were as follows:
(In thousands)	2017	2016
Beginning balance	$3,789	$693
Issued	—	6,933
Exercised	(1,895)	(9)
Net changes in valuation	(1,367)	(3,828)
Ending balance	$527	$3,789

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

The Company considers carrying amounts of accounts receivable, accounts payable, accrued expenses and term loan, net to approximate fair value due to the short-term nature of these financial instruments.

Patents and Patent Application Costs — Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred.
CytRx 2017 10-K Page # F-8#

     Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 7.6 million, 8.3 million and 3.6 million shares at December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.
Warrant Liabilities —Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company's July 2016 equity financings. In accordance with ASC 815-40, the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with CytRx's application of ASC 505-50. The gain or loss resulting from the fair value calculation is shown on the Statements of Operations as gain (loss) on warrant liabilities. See "Note 10 – Warrant Liabilities" for additional information related to the determination of fair value of warrants.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) was enacted reducing the corporate tax rate from 35% to 21% which is effective on January 1, 2018. The carrying value of the Company's deferred tax assets is also determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate have impacted the carrying value of the Company's deferred tax assets. Under the new corporate income tax rate of 21%, deferred income taxes decreased but there is a corresponding decrease to the valuation allowance. Therefore, the 2017 Tax Act is expected to have no impact on the Company's 2017 earnings. In accordance with Staff Accounting Bulletin No. 118, as of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances.
CytRx 2017 10-K Page # F-9#

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
Recent Accounting Pronouncements — In January 2017, the FASB issued an ASU entitled "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation ("ASU 2016-09"). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted this Standard on January 1, 2017. The adoption of this Standard did not have a material impact to the Company's financial position or its results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a statement of operations and a statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its financial statements, the Company expects there will not be a material increase to assets and liabilities on the Company's balance sheet for leases currently classified as operating leases.

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to the Company's financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company does not believe that the adoption of this guidancewill have a material impact on its financial statements.

CytRx 2017 10-K Page # F-10#

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of this update did not have a material effect on the Company's financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, "Revenue Recognition", and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company is currently assessing the method of adoption and the impact this new guidance will have on its financial statements. The Company expects to adopt these standards using the modified retrospective method. The timing of revenue recognition for variable consideration under our licensing and collaboration agreements may be different as a result of this new guidance. The Company is reviewing its licensing agreement for variable consideration, and if any such consideration exists, whether it should be estimated and recognized earlier than under the current revenue guidance.
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14") which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and allows for adoption using a full retrospective method, or a modified retrospective method. The Company will adopt the new standard in its first quarter 2018 using the modified retrospective method and is currently in the process of evaluating the impact of the adoption of this standard on its financial statements.
3. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of the Company's laboratory in Freiburg, Germany. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $23,000, $18,000 and $6,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
4. Receivables
At December 31, 2017, the Company had a receivable of $7.5 million as compared to $0.2 million at December 31, 2016, primarily related to amounts recoverable from its insurance carrier, associated with ongoing legal proceedings. Of this amount, approximately $1.7 million and $0.2 million relate to recoverable legal costs and approximately $5.8 million and $0 relate to recoverable legal settlements accrued by the Company as of December 31, 2017 and 2016, respectively (See Note 11). Due to the likelihood of the collectability of the accounts receivable, no allowance was recorded.
5. Prepaid and Other Assets
At December 31, 2017 and 2016, the Company had $1.9 million and $3.4 million, respectively, of prepaid and other current assets, which consist primarily of deposits on contracts for research and development, prepaid insurance and leases for its facility.
6. Equipment and Furnishings
Equipment and furnishings at December 31, 2017 and 2016 consist of the following (in thousands):
	2017	2016
Equipment and furnishings	$2,212	$2,811
Less — accumulated depreciation	(1,169)	(851)
Equipment and furnishings, net	$1,043	$1,960

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 were $629,312, $536,631 and $317,649, respectively.
CytRx 2017 10-K Page # F-11#

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2017 and 2016 are summarized below (in thousands)

	2017	2016
Professional fees	$209	$193
Research and development costs	223	2,208
Litigation settlement	6,450	700
Wages, bonuses and employee benefits	396	487
Royalties	626	—
Other	125	242
Total	$8,029	$3,830

8. Deferred Revenues
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
Deferred revenue represents amounts received prior to revenue recognition. On October 3, 2017, CytRx entered into a Reimbursement Agreement with NantCell, Inc. whereby the Company agreed to reimburse them for payment obligations under certain of the contracts under the NantCell licensing agreement up to a maximum of $4.2 million plus one half of any amounts in excess thereof. Once all conditions of the agreement are met and no contingencies remain outstanding, the revenue will be recognized as licensing fee revenue. CytRx recognized $6.9 million of deferred revenue from the NantCell licensing agreement and anticipates recording this as revenues in 2018, once the Company's cost reimbursement obligations are met.
9. Term Loan
On February 5, 2016, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender, pursuant to which the lenders made long-term loans to the Company on February 8, 2016 in the aggregate principal amount of $25 million.
The Term Loans bear interest at the daily variable rate per annum equal to 6.0% plus the prime rate, or 10.5%, whichever is greater.  CytRx was required to make interest-only payments on the Term Loans through February 28, 2017, and beginning on March 1, 2017 blended equal monthly installments of principal amortization and accrued interest until the maturity date of the Term Loans on February 1, 2020.  Under the terms of the loan, CytRx is required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn. As security under their obligations, the Company issued to the lenders warrants to purchase a total of 105,691 shares of its common stock at an exercise price of $12.30. These warrants are classified as equity warrants with a fair value of $633,749.  All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of February 1, 2020.
On July 28, 2017, CytRx entered into a First Amendment to Loan and Security Agreement with Hercules to amend its existing long-term loan facility (the "Loan Agreement"). The amendment provided for payment, on July 28, 2017, of $5.0 million in outstanding principal and unpaid interest due under the Loan Agreement, plus a $100,000 prepayment charge, and for repayment, on or prior to September 30, 2017, of an additional $5.0 million outstanding principal and unpaid interest due under the Loan Agreement, plus a second $100,000 prepayment charge. CytRx also agreed to an updated schedule of monthly payments and a new maturity date of August 1, 2018. Pursuant to the amendment, a portion of the warrants (representing 80% of the total number of shares issuable upon exercise of the warrants) was amended to change the exercise price of that portion of the warrants from $12.30 per share to $4.62 per share, which was calculated based upon the 30-day volume-weighted average price of our common stock over the 30-day period beginning 15 days before the July 28, 2017 announcement of the NantCell license transaction. CytRx evaluated the amended debt agreement under ASC 470 and determined it to be a modification and that in accordance with accounting guidance for debt modifications, the incremental fair value of the repriced warrants of $77,000 and the $200,000 fee paid to the lender was recorded as additional loan discount to be recognized using the interest method over the remaining life of the loan.  The payment schedule was changed, and the loan will mature in 2018.
CytRx 2017 10-K Page # F-12#

As security for the Company's obligations under the loan and securities agreement, the Company granted HTGC, as administrative agent, a security interest in substantially all of its existing and after-acquired assets except for its intellectual property and certain other excluded assets.
	December 31, 2017	December 31, 2016
Term Loan Principal – Current	$9,986,362	$6,214,057
End Fee Payable	1,771,250	—
Issuance Cost/Loan Discount – Current	(1,157,817)	(732,401)
Term Loan, Net – Current	$10,599,795	$5,481,656

Long Term Loan Principal	$—	$18,785,943
End Fee Payable	—	1,771,250
Long Term Loan Discount/Issuance Cost	—	(2,072,683)
Long Term Loan, Net	$—	$18,484,510

10. Warrant Liabilities
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
	Year Ended December 31,
	2017	2016	2015

Risk-free interest rate	1.53%	0.90%	0.57%
Expected dividend yield	0%	0%	0%
Expected lives	0.55	1.23	0.59
Expected volatility	96.7%	119.1%	61.7%
Number of warrants classified as liabilities	2,834,246	4,752,512	1,061,976
Gain on warrant liabilities	$1,367,777	$3,827,617	$4,437,628

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
In 2017, 1.2 million warrants expired, and 0.9 million warrants were exercised resulting in the issuance of 0.9 million shares of the Company's common stock. In 2016, 4.8 million warrants in connection with the July 2016 equity offering were issued.
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
CytRx 2017 10-K Page # F-13#

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
CytRx's current contractual obligations that will require future cash payments are as follows (in thousands):
	Operating Leases (1)	Employment Agreements (2)	Research and Development (3)	Total
2018	$373	$1,678	$1,000	$3,051
2019	278	1,057	—	1,335
2020	59	1,057	—	1,116
2021	—	1,057	—	1,057
2022	—	—	—	—
Thereafter	—	—	—	—
Total	$710	$4,849	$1,000	$6,559
____________

(1)
Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors. The Company recognized rent expenses of $420,106, $358,247, and $351,075 in 2017, 2016 and 2015, respectively.

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

(3)	Research and development obligations relate primarily to the Reimbursement Agreement with NantCell. All of these purchase obligations are cancelable.

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

Shareholder Derivative Actions in Delaware.  There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to the Company's alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of the Company's officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.   Following competing motions for appointment of a lead plaintiff and lead counsel, on February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint. On May 3, 2017, the parties entered into negotiations with a mediator and on June 2, 2017, the parties entered into a Memorandum of Understanding ("MOU") to settle the entire action. On June 15, 2017, the MOU was submitted to the Court and the parties are now seeking Court approval. The Stipulation of Settlement was filed with the Court on January 22, 2018, which was preliminarily approved by the Court.  A final approval hearing is scheduled for April 19, 2018.  Any petition for an attorney fee award to the Plaintiff's counsel will also be considered by the Court at the April 19, 2018 hearing.
CytRx 2017 10-K Page # F-14#

Class Action in California.  On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that the Company and certain of its officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired the Company's securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. Following the filing of a first amended complaint on January 13, 2017, on March 14, 2017 the Company and the individual defendants filed a Motion to Dismiss.  Plaintiff filed an Opposition thereto on April 28, 2017.  The Company and the individual defendants filed a Reply on May 30, 2017 and the matter was heard by the Court on June 12, 2017. On June 14, 2017, the Court issued an Order granting the Motion to Dismiss with leave to amend. Plaintiff filed a Second Amended Complaint and the Individual Defendants filed a renewed Motion to Dismiss. Plaintiff filed an Opposition thereto on July 24, 2017. The Company and the Individual Defendants filed a Reply on July 31, 2017. On August 14, 2017, the Court issued an Order granting in part and denying in part the motion to dismiss. On September 18, 2017, the Court issued an Order setting a schedule for the case.  On January 30, 2018, the parties entered into negotiations with a mediator and on February 1, 2018, the parties entered into a confidential Term Sheet to settle the Class Action. On February 7, 2018, the Court stayed the action for all purposes until May 2, 2018, to provide the parties sufficient time to prepare and submit a stipulation of settlement.
Shareholder Derivative Action in Delaware (Zyontz). On October 17, 2017, a shareholder derivative complaint was filed against certain current and former directors in the Delaware Court of Chancery, entitled Zyontz v. Kriegsman et al., Case No. 2017-0738-JRS. The complaint essentially sets forth the allegations pled in the federal securities class action in California, asserts a claim for breach of fiduciary duty, and seeks damages, fees and costs, and other and further relief as the Court may deem just and proper. On December 18, 2017, the Company and individual defendants filed a motion to dismiss for failure to make a demand on the Board and for failure to state a claim, and a motion to stay the proceedings pending resolution of the federal securities class action.  On January 30, 2018, the parties participated in a mediation.  The parties are currently negotiating a settlement agreement comprised of corporate governance reforms that will be submitted to the Court of Chancery for approval.
 Shareholder Derivative Action in Delaware (Patterson). On September 1, 2017, a shareholder derivative complaint was filed against the current directors in the Delaware Court of Chancery, entitled Patterson v. Kriegsman et al., C.A. No. 2017-0636-TMR. The complaint sets forth claims for breach of fiduciary duty for allegedly disseminating false and misleading information, unjust enrichment, gross mismanagement, abuse of control and corporate waste based on allegations concerning various business decisions matters. The complaint seeks damages, corporate governance reforms, restitution, fees and costs, and other and further relief as the Court may deem just and proper. On September 26, 2017, the Company and individual defendants filed a motion to dismiss the complaint, for which the opening brief in support of such motion was filed on November 3, 2017, the plaintiff's opposition was filed on December 11, 2017, and the defendants' reply was filed on January 5, 2018.  The hearing on the motion to dismiss was heard by the Vice-Chancellor on March 8, 2018, and she took the matter under advisement. On March 13, 2018, the Vice-Chancellor ruled that defendants' motion to dismiss was granted, with prejudice.
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
The Company evaluates developments in legal proceedings and other matters on a quarterly basis. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company has accrued $6.5 million of litigation settlements related to legal actions.
12. Equity Transactions
As of December 31, 2017, the Company has reserved approximately 1.2 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.
In December 2017, the Company issued an additional 12,268 fractional shares of its common stock as a result of is 1 to 6 reverse stock split and issued 387,597 shares in restricted common stock (see Note 13).
In the second and third quarters of 2017, a total of 880,788 shares of the Company's common stock were issued from the exercise of warrants and options.
CytRx 2017 10-K Page # F-15#

   On July 27, 2017, the Company issued 1,969,697 shares of its common stock and 500,000 warrants to purchase common stock as part of an exclusive licensing agreement granted to NantCell, Inc.
On May 2, 2017, the Company issued 5 million of its common stock in a public offering.
In the first quarter of 2017, the Company converted 518 shares of its Series B preferred stock in exchange for 1,233,334 shares of its common stock.
In 2016, the Company issued 55,000 shares of its common stock resulting from the exercise of employee stock options and issued 387,597 shares in restricted common stock.
On December 16, 2016, the Company issued 1,923,457 shares of its common stock and 550 convertible preferred shares at a stated value of $1,000, and repriced 3,232,981 warrants from the July 2016 financing, from $4.20 to $3.06 per common stock, along with extending their term through July 2018, all in respect of a public offering. As a result of the Series B conversion price of $2.52 being less than the common stock price at the closing date, a beneficial conversion feature was recognized in the amount of $0.3 million. Since the preferred stock was immediately convertible, the entire beneficial conversion feature was recognized as a deemed dividend on December 16, 2016. In December 2016, 32 preferred shares were converted at their conversion rate of $2.52 in exchange for 76,191 common shares.
On July 20, 2016, the Company issued 4,761,905 shares of its common stock and one-year warrants to purchase an equal number of shares of its common stock in a public offering.
On October 26, 2015, the Company retired 33,213 shares of its treasury stock at cost ($2.6 million).
On July 24, 2015, the Company issued 1,744,167 shares of common stock in a public offering.
13. Stock Options and Equity-Classified Warrants
Stock Options
The Company has a 2000 Long-Term Incentive Plan under which 233,334 shares of common stock were originally reserved for issuance. As of December 31, 2017, there were 44,371shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.
The Company also has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of December 31, 2017, there were 2.8 million shares subject to outstanding stock options and 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan and 1.2 million shares available for future grant under this plan.
The Company follows the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.
The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	2017	2016	2015
Risk-free interest rate	2.04% - 2.35%	1.20% - 2.26%	1.74% - 2.12%
Expected volatility	86% - 92%	74% - 88%	74% - 85%
Expected lives (years)	6 - 10	6 - 10	6 - 10
Expected dividend yield	0.00%	0.00%	0.00%

The Company's computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2017, 2016 and 2015, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company's options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for each of the two years ended December 31, 2016 and 2015, the Company has estimated an annualized forfeiture rate of 10% for options granted to its employees, 2% for options granted to senior management and 0% for options granted to directors. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. On January 1, 2017, the Company adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact to the Company's financial condition or results of operations. No amounts relating to stock-based compensation have been capitalized. No amounts relating to employee stock-based compensation have been capitalized.
CytRx 2017 10-K Page # F-16#

At December 31, 2017, there remained approximately $1.8 million of unrecognized compensation expense related to unvested stock options granted to current employees and directors, to be recognized as expense over a weighted-average period of 1.15 years. Presented below is the Company's stock option activity for employees and directors:
	Stock Options			Weighted Average Exercise Price
	2017	2016	2015	2017	2016	2015
Outstanding — beginning of year	2,813,280	2,263,977	1,559,765	$14.14	$18.66	$16.98
Granted	591,369	809,500	765,000	1.87	3.54	15.66
Exercised	(19,213)	(55,000)	(47,857)	2.58	12.84	12.30
Forfeited	(874,210)	(196,054)	—	13.11	20.94	—
Expired	(19,047)	(9,143)	(12,931)	56.88	48.18	33.48
Outstanding — end of year	2,492,179	2,813,280	2,263,977	11.35	14.14	18.66
Exercisable at end of year	1,701,445	1,811,320	1,336,694	$14.85	$17.70	$20.70
Weighted average fair value of stock options granted during the year:	$1.47	$2.58	$11.28

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
The Company recorded approximately $422,000, $0 and $0 of non-cash charges related to the issuance of stock options to certain consultants in exchange for services during 2017, 2016 and 2015, respectively.
At December 31, 2017, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company's non-employee stock option activity:
	Stock Options			Weighted Average Exercise Price
	2017	2016	2015	2017	2016	2015
Outstanding — beginning of year	100,000	105,952	115,357	$16.41	$18.12	$20.82
Granted	273,333	—	—	1.78	—	—
Exercised	—	—	—	—	—	—
Expired/Forfeited	—	(5,952)	(9,405)	—	46.62	51.24
Outstanding — end of year	373,333	100,000	105,952	5.70	16.41	18.12
Exercisable at end of year	373,333	100,000	105,952	$5.70	$16.41	$18.12
Weighted average fair value of stock options granted during the year:	$1.54	$—	$—

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	2017	2016	2015
Risk-free interest rate	2.30% - 2.35%	—	—
Expected volatility	92.00%	—	—
Expected lives (years)	10	—	—
Expected dividend yield	—	—	—

CytRx 2017 10-K Page # F-17#

 The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2017:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.50 — 1.75	829,702	9.96	$1.75	400,000	9.96	$1.75
$1.76 —11.00	720,970	7.98	4.76	469,910	7.47	5.92
$11.01 — 15.00	776,290	7.20	13.92	667,290	7.07	13.80
$15.01 — 195.30	538,550	5.44	27.36	537,578	5.43	27.36

	2,865,512	7.86	$10.62	2,074,778	7.29	$13.21

There was no aggregate intrinsic value to the outstanding options, options vested, and options exercised during 2017.
The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's Statements of Operations:
	Years Ended December 31,
	2017	2016	2015
Research and development - employee	$549,315	$1,822,508	$1,590,267
General and administrative - employee	1,909,729	4,661,795	5,568,537
Total employee stock-based compensation	$2,459,044	$6,484,303	$7,158,804

Research and development – non-employee	$11,600	$—	$—
General and administrative – non-employee	410,400	235,764	225,852
Total non-employee stock-based compensation	$422,000	$235,764	$225,852

Restricted Stock
In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration.  The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration.  The fair value of the restricted stock on the grant date was $1,000,000.  The Company did not issue any restricted stock for the year ended December 31, 2015. The Company recorded an employee stock-based compensation expense for restricted stock of approximately $344,000, $15,000 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.
CytRx 2017 10-K Page # F-18#

Equity-Classified Warrants
In July 2017, pursuant to a Loan amendment (see Note 9), a portion of the warrants (representing 80% of the total number of shares issuable upon exercise of the warrants) was amended to change the exercise price of 84,554 warrants to $12.30 per share from $4.62 per share.
In July 2017, the Company issued 500,000 warrants to purchase common stock as part of an exclusive licensing agreement granted to NantCell, Inc.
In December 2016, the Company issued to a consultant an eighteen-month contingent warrant to purchase 333,334 shares of common stock at an exercise price of $4.20. No expense was recorded due to the performance contingent nature of the warrants.
In February 2016, in connection with a loan and security agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. ("lenders") (see Note 9), the Company issued to the lenders warrants to purchase a total of 105,691 shares of our common stock at an exercise price of $12.30. These warrants had a fair value of $633,749 on the date of issuance and were recorded as a loan discount.
In February 2016, the Company also issued a warrant to a consultant to purchase 83,334 shares of our common stock at an exercise price of $10.44. These warrants will be fully vested by February 2018. The warrant expense in 2017 and 2016, recognized as non-employee stock-based compensation expenses, was $41,865 and $157,797, respectively.
A summary of the Company's warrant activity and related information for the years ended December 31 are shown below.
	Warrants			Weighted Average Exercise Price
	2017	2016	2015	2017	2016	2015
Outstanding — beginning of year	5,417,155	1,204,245	1,224,960	$4.08	$25.68	$25.62
Granted	584,554	5,284,263	—	6.31	3.72	—
Exercised	(861,581)	(9,393)	(1,667)	3.66	4.20	15.00
Forfeited	—	—	—	—	—	—
Expired	(1,159,347)	(1,061,960)	(19,048)	4.92	26.88	22.92
Outstanding — end of year	3,980,781	5,417,155	1,204,245	4.26	4.08	25.68
Exercisable at end of year	3,626,613	5,031,715	1,204,245	$4.23	$4.02	$25.68
Weighted average fair value of warrants granted during the year:	$1.65	$1.56	$—

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2017:

			Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$3.00 — 6.00	3,252,137	0.60	$3.19	2,918,803	0.62	$3.08
$6.01 — 9.00	500,000	1.07	6.60	500,000	1.07	6.60
$9.01 — 12.00	83,335	3.11	10.44	62,501	3.11	10.44
$12.01 — 33.60	145,309	1.19	16.65	145,309	1.19	16.65

	3,980,781	0.74	$4.26	3,626,613	0.75	$4.23

CytRx 2017 10-K Page # F-19#

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
15. Income Taxes
At December 31, 2017, the Company had federal and state net operating loss carryforwards of $373.7 million and $236.3 million, respectively, available to offset against future taxable income, which expire in 2018 through 2037.
As a result of a change in-control that occurred in the CytRx shareholder base in 2013, approximately $136.8 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $236.9 million in federal net operating loss carryforwards, and the $236.3 million in state net operating loss carryforwards, are unrestricted.
As of December 31, 2017, CytRx also had research and development tax credits for federal and state purposes of approximately $16.6 million and $21.9 million, respectively, available for offset against future income taxes, which expire in 2022 through 2037. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) was enacted reducing the corporate tax rate from 35% to 21% which is effective on January 1, 2018. The carrying value of the Company's deferred tax assets is also determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate have impacted the carrying value of the Company's deferred tax assets. Under the new corporate income tax rate of 21%, deferred income taxes decreased but there is a corresponding decrease to the valuation allowance. Therefore, the 2017 Tax Act is expected to have no impact on the Company's 2017 earnings. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $27.3 million of deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities.
The Company implemented ASU 2016-09 during the first quarter of 2017 as stipulated in the FASB guidance for publicly-traded entities. To account for the implementation of ASU 2016-09, the Company accounted for previously unrecognized excess tax benefits by recognizing those benefits. Due to the Company's full valuation allowance, this recognition has no effect on the net accrual after the valuation allowance.
Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$66,251	$126,244
Tax credit carryforwards	33,899	29,970
Equipment, furnishings and other	4,909	9,297
Total deferred tax assets	105,059	165,511
Deferred tax liabilities	—	(301)
Net deferred tax assets	105,059	165,210
Valuation allowance	(105,059)	(165,210)
	$—	$—
For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2017 and 2016 was $60.2 million and $21.4 million, respectively.
CytRx 2017 10-K Page # F-20#

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):
	Years ended December 31,
	2017	2016	2015
Federal benefit at statutory rate	$(11,895)	$(17,262)	$(19,919)
State income taxes, net of Federal taxes	(2,073)	(3,086)	(3,556)
State credits	(506)	(1,031)	(1,324)
Warrant liabilities	(465)	(1,301)	(1,509)
Other permanent differences	11	40	16
Provision related to change in valuation allowance	(60,358)	21,601	20,142
Federal rate adjustment	27,314	—	—
NQ Options	47	—	—
Current year tax credit	(665)	(1,119)	(2,050)
NOL Adjustments	45,521	—	—
Termination/Cancellation of Equity Compensation Awards	2,983	2,274	5,960
Return to provision	84	(118)	2,238
Other, net	3	3	3
	$1	$1	$1

There have been no changes to the Company's liability for unrecognized tax benefits during the year ended December 31, 2017.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2017, the tax returns for 2013 through 2017 remain open to examination by the Internal Revenue Service and various state tax authorities.
The Company's policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2017, 2016 and 2015, the Company had accrued no interest or penalties related to uncertain tax positions.

16. Quarterly Financial Data (unaudited)
Summarized quarterly financial data for 2017 and 2016 is as follows (in thousands, except per share data):
	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2017
Total revenues	$—	$—	$—	$100
Net loss	$(11,044)	$(14,358)	$(5,124)	$(4,460)
Basic and diluted loss per share applicable to common stock	$(0.60)	$(0.60)	$(1.14)	$(0.16)

2016
Total revenues	$—	$100	$—	$100
Net loss	$(12,643)	$(18,280)	$(12,175)	$(7,672)
Basic and diluted loss per share applicable to common stock	$(1.14)	$(1.62)	$(0.78)	$(0.48)

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.
CytRx 2017 10-K Page # F-21#

CYTRX CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2017	$165,210,000	$—	$(60,151,000)	$—	$105,059,000
Year ended December 31, 2016	$143,609,000	$—	$21,601,000	$—	$165,210,000
Year ended December 31, 2015	$123,466,000	$—	$20,143,000	$—	$143,609,000

CytRx 2017 10-K Page # F-22#