Form 10-Q
period 2018-03-31
CYTRX CORP
filed 2018-05-08
CIK 799698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑
Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of May 7, 2018: 28,037,501 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
CYTRX CORPORATION
CONDENSED BALANCE SHEETS
 (Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,097,042	$37,643,404
Receivables	6,347,014	7,529,032
Prepaid expenses and other current assets	557,679	1,914,077
Total current assets	42,001,735	47,086,513
Equipment and furnishings, net	907,634	1,042,892
Goodwill	183,780	183,780
Other assets	34,334	34,334
Total assets	$43,127,483	$48,347,519
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Accounts payable	$3,471,183	$4,122,017
Accrued expenses and other current liabilities	8,322,796	8,029,274
Deferred revenue	—	6,924,353
Warrant liabilities	73,613	527,025
Term loan, net	10,007,149	10,599,795
Total liabilities	21,874,741	30,202,464

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 650 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,667 shares authorized; 28,037,501 shares issued and outstanding at March 31, 2018 and December 31, 2017	28,037	28,037
Additional paid-in capital	469,450,756	468,969,445
Accumulated deficit	(448,226,051)	(450,852,427)
Total stockholders' equity	21,252,742	18,145,055
Total liabilities and stockholders' equity	$43,127,483	$48,347,519

The accompanying notes are an integral part of these condensed financial statements.
CytRx Q1 2018 10Q - Page 1

CYTRX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
License revenue	$—	$—

Expenses:
Research and development	1,455,806	6,772,582
General and administrative	2,463,559	2,979,057
	3,919,365	9,751,639

Loss before other income (expense)	(3,919,365)	(9,751,639)

Other:
Interest income	82,934	60,543
Interest expense	(692,787)	(1,322,715)
Other income, net	232	1,826
Gain (loss) on warrant derivative liabilities	453,412	(32,119)

Net loss	$(4,075,574)	$(11,044,104)

Basic and diluted net loss per share	$(0.15)	$(0.60)

Basic and diluted weighted-average shares outstanding	27,391,506	18,929,553

The accompanying notes are an integral part of these condensed financial statements.
CytRx Q1 2018 10Q - Page 2

CYTRX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,075,574)	$(11,044,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,258	173,524
Stock-based compensation expense	481,311	931,525
Fair value adjustment on warrant liabilities	(453,412)	32,119
Amortization of loan cost and discount	448,125	715,786
Changes in assets and liabilities:
Receivables	1,182,018	81,574
Prepaid expenses and other current assets	1,356,398	789,203
Accounts payable	(650,834)	121,126
Accrued expenses and other current liabilities	71,119	(39,707)
Net cash used in operating activities	(1,505,591)	(8,238,954)

Cash flows from investing activities:
Purchases of equipment and furnishings	—	(103,051)
Net cash used in investing activities	—	(103,051)

Cash flows from financing activities:
Payment of principal on term loan	(1,040,771)	(614,165)
Net cash used in financing activities	(1,040,771)	(614,165)

Net decrease in cash and cash equivalents	(2,546,362)	(8,956,170)
Cash and cash equivalents at beginning of period	37,643,404	56,959,485
Cash and cash equivalents at end of period	$35,097,042	$48,003,315

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$252,552	$609,944

Supplemental disclosure of non-cash investing activities:

Preferred stock conversion	—	7,400

Equipment and furnishings purchased on credit	$—	$14,710

The accompanying notes are an integral part of these condensed financial statements.
CytRx Q1 2018 10Q - Page 3

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
 (Unaudited)
1.           Description of Company and Basis of Presentation
        CytRx Corporation ("CytRx," "we," "us" or "the Company") is a biopharmaceutical research and development company specializing in oncology.  The Company's focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor.  CytRx has an active drug discovery and research operation at its laboratory facilities in Freiburg, Germany.
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
On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and it is no longer directly working on development of aldoxorubicin.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect its 2017 reverse stock split), a premium of 92% to the market price on that date. CytRx also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 over the following 18 months.  The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones.  CytRx is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. On October 3, 2017, CytRx entered into a Reimbursement Agreement with NantCell, Inc. whereby the Company agreed to reimburse them for payment obligations under certain of the contracts under the NantCell licensing agreement up to a maximum of $4.2 million plus one half of any amounts in excess thereof; the Company now anticipates the reimbursement will not exceed $3.2 million (see Note 3).

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
CytRx Q1 2018 10Q - Page 4

In the first quarter of 2018, CytRx announced that NantCell was expanding aldoxorubicin's use by combining it with immunotherapies and cell based treatments, specifically in metastatic pancreatic cancer and in advanced squamous cell carcinoma of the head and neck or non-small cell lung cancer.

Currently, the Company's only research and development activities are at its laboratory facilities in Freiburg, Germany. For this reason and others, its operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

The accompanying condensed financial statements at March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from our audited financial statements as of that date.
The financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2017. The Company's operating results will fluctuate for the foreseeable future. Therefore, prior period results should not be relied upon as predictive of the results in future periods.
2. Foreign Currency Remeasurement
The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facilty. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). We recognized a (loss) gain of approximately ($330) and $671 respectively, for the three-month periods ended March 31, 2018 and 2017.
3. Recently Adopted Accounting Pronouncement
On January 1, 2018 CytRx adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.  The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening balance of Accumulated Deficit by $6.7 million as of January 1, 2018.

 The guidance provides for a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.

Under the new standard the NantCell Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when NantCell obtained the right to use the intellectual property.   The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company's reimbursement obligations.  In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition.  These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards.This contract liability was reduced to $0.3 million and $0.2 million, respectively, as of January 1, 2018 and March 31, 2018, as a result of costs incurred under the Reimbursement Agreement.  The contract liability is included within accrued expenses and other current liabilities on the condensed balance sheet as of March 31, 2018. Under prior revenue recognition standards, no revenue was recognized in 2017 under the NantCell Licensing Agreement as a result of revenue recognition criteria not being met, resulting in a deferred revenue balance of $6.9 million as of December 31, 2017.
CytRx Q1 2018 10Q - Page 5

4.           Recent Accounting Pronouncements
In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the "Act"), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

In January 2017, the FASB issued an ASU entitled "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact on our financial statements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a statement of operations and a statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its financial statements, the Company expects there will not be a material increase to assets and liabilities on the Company's balance sheet for leases currently classified as operating leases.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with our other deferred tax assets. The update 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard did not have a material impact on our financial statements.

5.           Term Loan
On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("HTGC"), as administrative agent and lender, and Hercules Technology III, L.P., as lender, pursuant to which the lenders made term loans to us on February 8, 2016 in the aggregate principal amount of $25 million.
The Term Loans bear interest at the daily variable rate per annum equal to 6.0% plus the prime rate, or 10.75%, whichever is greater.  CytRx was required to make interest-only payments on the Term Loans through February 28, 2017, and beginning on March 1, 2017 blended equal monthly installments of principal amortization and accrued interest until the maturity date of the Term Loans on February 1, 2020.  Under the terms of the loan, CytRx is required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn. As security under their obligations, the Company issued to the lenders warrants to purchase a total of 105,691 shares of its common stock at an exercise price of $12.30. These warrants are classified as equity warrants with a fair value of $633,749.  All outstanding principal and accrued interest on the term loans will be due and payable in full on the maturity date of August 1, 2018.
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
CytRx Q1 2018 10Q - Page 6

As security for our obligations under the loan and securities agreement, we granted HTGC, as administrative agent, a security interest in substantially all of our existing and after-acquired assets except for our intellectual property and certain other excluded assets. The loan and security agreement contains customary representations, warranties and covenants.
	March 31, 2018	December 31, 2017
Term Loan Principal	$8,945,592	$9,986,362
End Fee Payable	1,771,250	1,771,250
Issuance Cost/Loan Discount	(709,693)	(1,157,817)
Term Loan, Net	$10,007,149	$10,599,795

The interest expense on the Term loan for the three-month period ended March 31, 2018 was $692,787 and $1,322,715 for the 2017 comparative period.
6. Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive.  Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 6.8 million shares for the three-month period ended March 31, 2018 as compared to 8.3 million shares for the three-month period ended March 31, 2017.
7. Warrant Liabilities
Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our past equity financings.  In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity ("ASC 815-40"), the warrant liabilities are being marked to market until they are completely settled.  The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50").  The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a gain (loss ) of $453,000 and ($32,000) for the three-month periods ended March 31, 2018 and 2017, respectively. The following reflects the weighted-average assumptions for each of the three-month periods indicated:
	Three Months Ended March 31,
	2018	2017

Risk-free interest rate	1.83%	1.05%
Expected dividend yield	0%	0%
Expected lives	0.30	0.98
Expected volatility	76.7%	95.1%
Warrants classified as liabilities (in shares)	2,834,246	4,752,512
Gain (loss) on warrant liabilities	$453,412	$(32,119)

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
CytRx Q1 2018 10Q - Page 7

8. Stock Based Compensation
We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010.  As of March 31, 2018, there were 44,371 shares subject to outstanding stock options under this plan.  No further shares are available for future grant under this plan.
We also have a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance.  As of March 31, 2018, there were approximately 2.7 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Stock Plan and 1.3 million shares available for future grant under this plan.
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
The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our unaudited interim statements of operations:
	Three Months Ended March 31,
	2018	2017
Research and development — employee	$30,972	$353,083
General and administrative — employee	428,989	549,782
Total employee stock-based compensation	$459,961	$902,865

Research and development — non-employee	$—	$—
General and administrative — non-employee	21,350	28,660
Total non-employee stock-based compensation	$21,350	$28,660

During the three-month period ended March 31, 2018, we granted 1,667 stock option at an exercise price of $1.89, as compared to zero during the corresponding 2017 period. The fair value of the stock options and warrants was estimated using the Black-Scholes option-pricing model, based on the following assumptions:
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Risk-free interest rate	2.42%	—
Expected volatility	91.6%	—
Expected lives (years)	6	—
Expected dividend yield	0.0%	—

We compute expected volatility based on the historical daily volatility of our publicly traded stock.  We use historical information to compute expected lives. In the three-month period ended March 31, 2018, the expected life of the options granted were six years and the contractual term was ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so.  The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. On January 1, 2017, the Company adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur.  The adoption of ASU 2016-09 did not have a material impact to the Company's financial condition or results of operations.  No amounts relating to stock-based compensation have been capitalized.
CytRx Q1 2018 10Q - Page 8

As of March 31, 2018, there remained approximately $1.3 million of unrecognized compensation expense related to unvested stock options granted to current employees, which we expect will be recognized over a weighted-average period of 1.04 years. Presented below is our stock option activity:
	Three Months Ended March 31, 2018
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2018	2,492,179	373,333	2,865,512	$10.62
Granted	1,667	—	1,667	$1.89
Forfeited or expired	(94,424)	—	(94,424)	$3.20
Outstanding at March 31, 2018	2,399,422	373,333	2,772,755	$10.86
Exercisable at March 31, 2018	1,777,853	373,333	2,151,186	$12.96

The following table summarizes significant ranges of outstanding stock options under our plans at March 31, 2018:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.75 - $5.00	1,287,920	9.33	$2.14	742,990	9.31	$2.19
$5.01 – $11.00	178,335	4.70	$10.98	178,335	4.70	$10.98
$11.01 – $15.00	767,959	6.94	$13.91	692,283	6.86	$13.83
$15.01 – $98.28	538,541	5.19	$27.36	537,578	5.19	$27.37
	2,772,755	7.57	$10.86	2,151,186	7.11	$12.96

There was no aggregate intrinsic value to the outstanding options and options vested as of March 31, 2018.
At March 31, 2018 and December 31, 2017, there were warrants outstanding to purchase 3,980,781 at a weighted-average exercise price of $4.26 in each period.
Restricted Stock
In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration.  The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company's shares on the grant date less the par value received as consideration.  The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of  $137,766 and $82,117 respectively, for the quarters ended March 31, 2018 and 2017.
CytRx Q1 2018 10Q - Page 9

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
The following table summarizes fair value measurements by level at March 31, 2018 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$32,718	$—	$—	$32,718
Warrant liabilities	—	—	(74)	(74)

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:
(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$35,834	$—	$—	$35,834
Warrant liabilities	—	—	(527)	(527)

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financings. In accordance with ASC 815-40, the warrant liability are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The change in the fair value of the liabilities classified in Level III is due to the unrealized gain of $453,000 recognized. The gain is presented in the Condensed Statements of Operations (see Note 6).
We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.
Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.
10. Liquidity and Capital Resources
At March 31, 2018, we had cash and cash equivalents of approximately $35.1 million. Management believes that our current cash and cash equivalents will be sufficient to fund its operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for the remainder of 2018 and the first four months of 2019 of approximately $25.7 million, which includes approximately $1.2 million for its contract liabilities, approximately $3.6 million for pre-clinical development of a new class of oncology drug candidates in our Freiburg operations, approximately $0.3 million for general operation of its clinical programs, approximately $9.5 million for other general and administrative expenses, and approximately $11.1 million for interest and payments on our outstanding indebtedness. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.
While these projections represent the Company's current expected expenditures, the Company has the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage its liquidity needs while still advancing its research and development objectives. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with long term debt, capital or non-dilutive up-front payments from a potential strategic partner. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.
CytRx Q1 2018 10Q - Page 10

11. Income Taxes
At December 31, 2017, we had federal and state net operating loss carryforwards of  $373.3 million and $236.3 million, respectively, available to offset against future taxable income, which expire in 2018 through 2037, of which $236.9 million and $236.3 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.
12. Commitments and Contingencies
Commitments
We have an agreement with Vergell Medical (formerly with KTB) ("Vergell") for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to Vergell in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product's second final marketing approval. We also have agreed to pay:
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
Contingencies
We apply the disclosure provisions of ASC 460, Guarantees ("ASC 460") to its agreements that contain guarantees or indemnities by the Company. We provide (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to the Company.

Shareholder Derivative Actions in Delaware. There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR.  On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016.  On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720.   Following competing motions for appointment of a lead plaintiff and lead counsel, on February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint. On May 3, 2017, the parties entered into negotiations with a mediator and on June 2, 2017, the parties entered into a Memorandum of Understanding ("MOU") to settle the entire action. On June 15, 2017, the MOU was submitted to the Court and the parties are now seeking Court approval. The Stipulation of Settlement was filed with the Court on January 22, 2018, which was preliminarily approved by the Court. A final approval hearing and hearing on the application for an attorney fee award was held on April 19, 2018, at which the Court took the matters under advisement.  Any petition for an attorney fee award to the Plaintiff's counsel was also considered by the Court at the April 19, 2018 hearing.
CytRx Q1 2018 10Q - Page 11

Class Action in California.  On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial's results and/or FDA approval to be materially adversely affected or delayed.  The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. Following the filing of a first amended complaint on January 13, 2017, on March 14, 2017 we and the individual defendants filed a Motion to Dismiss.  Plaintiff filed an Opposition thereto on April 28, 2017.  We and the individual defendants filed a Reply on May 30, 2017 and the matter was heard by the Court on June 12, 2017. On June 14, 2017, the Court issued an Order granting the Motion to Dismiss with leave to amend. Plaintiff filed a Second Amended Complaint and the Individual Defendants filed a renewed Motion to Dismiss. Plaintiff filed an Opposition thereto on July 24, 2017. We and the Individual Defendants filed a Reply on July 31, 2017. On August 14, 2017, the Court issued an Order granting in part and denying in part the motion to dismiss. On September 18, 2017, the Court issued an Order setting a schedule for the case.  On January 30, 2018, the parties entered into negotiations with a mediator and on February 1, 2018, the parties entered into a confidential Term Sheet to settle the Class Action. On February 7, 2018, the Court stayed the action for all purposes until May 2, 2018, to provide the parties sufficient time to prepare and submit a stipulation of settlement. On May 4, 2018, the Motion for Preliminary Approval of Settlement was filed.
Shareholder Derivative Action in Delaware (Zyontz). On October 17, 2017, a shareholder derivative complaint was filed against certain current and former directors in the Delaware Court of Chancery, entitled Zyontz v. Kriegsman et al., Case No. 2017-0738-JRS. The complaint essentially sets forth the allegations pled in the federal securities class action in California, asserts a claim for breach of fiduciary duty, and seeks damages, fees and costs, and other and further relief as the Court may deem just and proper. On December 18, 2017, we and individual defendants filed a motion to dismiss for failure to make a demand on the Board and for failure to state a claim, and a motion to stay the proceedings pending resolution of the federal securities class action.  On January 30, 2018, the parties participated in a mediation. On March 15, 2018, the parties executed a memorandum of understanding for a settlement, subject to shareholder notice and court approval.
 Shareholder Derivative Action in Delaware (Patterson). On September 1, 2017, a shareholder derivative complaint was filed against the current directors in the Delaware Court of Chancery, entitled Patterson v. Kriegsman et al., C.A. No. 2017-0636-TMR. The complaint sets forth claims for breach of fiduciary duty for allegedly disseminating false and misleading information, unjust enrichment, gross mismanagement, abuse of control and corporate waste based on allegations concerning various business decisions matters. The complaint seeks damages, corporate governance reforms, restitution, fees and costs, and other and further relief as the Court may deem just and proper. On September 26, 2017, we and individual defendants filed a motion to dismiss the complaint, for which the opening brief in support of such motion was filed on November 3, 2017, the plaintiff's opposition was filed on December 11, 2017, and the defendants' reply was filed on January 5, 2018.  The hearing on the motion to dismiss was heard by the Vice-Chancellor on March 8, 2018, and she took the matter under advisement. On March 13, 2018, the Vice-Chancellor ruled that defendants' motion to dismiss was granted, with prejudice.
Shareholder Derivative Action (Schokman). On March 16, 2018, a shareholder derivative complaint was filed against current and former directors in the U.S. District Court for the Central District of California, entitled Schokman v. Kriegsman et al., Case No. 2:18-cv-02218. The complaint was never served on the Company or the defendants. On April 13, 2018, the plaintiff filed a notice of voluntary dismissal.
We intend to vigorously defend against the foregoing complaints. CytRx has directors' and officers' liability insurance, which will be utilized in the defense of these matters. These claims are subject to inherent uncertainties, and management's view of these matters may change in the future.
CytRx evaluates developments in legal proceedings and other matters on a quarterly basis. We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We have accrued $6.5 million of litigation settlement related to legal actions.
CytRx Q1 2018 10Q - Page 12

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
All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
CytRx Q1 2018 10Q - Page 13

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
On July 27, 2017, we entered into an exclusive worldwide license with NantCell, Inc. ("NantCell"), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and it is no longer directly working on development of aldoxorubicin.  As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect its 2017 reverse stock split), a premium of 92% to the market price on that date. We also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 over the following 18 months.  The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones.  We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. On October 3, 2017, CytRx entered into a Reimbursement Agreement with NantCell, Inc. whereby the Company agreed to reimburse them for payment obligations under certain of the contracts under the NantCell licensing agreement up to a maximum of $4.2 million plus one half of any amounts in excess thereof; we now anticipate  the reimbursement will not exceed $3.2 million.

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
Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
CytRx Q1 2018 10Q - Page 14

Revenue Recognition
Revenue consists of license fees from strategic alliances with pharmaceutical companies, as well as grant revenues. Grant revenues consist of government and private grants.
In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles. We adopted the new standard on January 1, 2018 by applying the modified retrospective method to all contracts that were not completed as of that date. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods or services promised within each contract, and determines those that are performance obligations. Revenue is recognized when each distinct performance obligation is satisfied. CytRx will include the variable consideration related to milestones from strategic alliances if it no longer considers it probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized.

Additionally, CytRx is eligible to receive tiered high single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after the first commercial sale if there is no such exclusivity. These revenues will be recognized when earned.

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
CytRx Q1 2018 10Q - Page 15

Net Income (Loss) per Share
Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 6.8 million shares for the three-month period ended March 31, 2018, and 8.3 million shares for the three-month period ended March 31, 2017, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.
Warrant Liabilities
Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company's July 2016 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("ASC 815-40"), the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with CytRx's application of ASC 505-50. The gain or loss resulting from the fair value calculation is shown on the Statements of Operations as gain (loss) on warrant liabilities.
Liquidity and Capital Resources
We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.
At March 31, 2018, we had cash and cash equivalents of approximately $35.1 million. Management believes that our current cash and cash equivalents will be sufficient to fund its operations for the foreseeable future. The belief is based, in part, upon our currently projected expenditures for the remainder of 2018 and the first four months of 2019 of approximately $25.7 million, which includes approximately $1.2 million for its clinical programs for aldoxorubicin, approximately $3.6 million for pre-clinical development of a new class of oncology drug candidates in our Freiburg operations, approximately $0.3 million for general operation of its clinical programs, approximately $9.5 million for other general and administrative expenses, and approximately $11.1 million for interest and payments on our outstanding indebtedness. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, CytRx has the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage its liquidity needs while still advancing its research and development objectives. We will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with long term debt or capital. CytRx cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.
We recorded a net loss in the three-month period ended March 31, 2018 of $4.1 million as compared to a net loss in the comparative 2017 period of $11.0 million, or a decrease of $6.9 million, due principally to a reduction in research and development expenditures of $5.3 million and a decrease in general and admininstrative expenses of $0.5 million and a decrease in interest expense of $0.6 million.
We purchased no fixed assets as compared to $0.1 million in the comparative period in 2017, and do not expect any significant capital spending during the next 12 months.
We made monthly principal payments on our term loan of $1.0 million in the three-month period ended March 31, 2018 as compared to $0.6 million in the three-month period ended March 31, 2017.
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
CytRx Q1 2018 10Q - Page 16

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
Results of Operations
We recorded a net loss of approximately $4.1 million for the three-month period ended March 31, 2018, as compared to a net loss in the three-month period ended March 31, 2017 of $11.0 million. Our research and development expenditures of $1.5 million in the current three-month period reflects a decrease of $5.3 million from the three-month period ended March 31, 2017. Following the licensing of our aldoxorobucin program to NantCell, the expenditures now relate mainly to our pre-clinical drug development program in Freiburg, Germany.
We recognized no licensing revenue in the three-month periods ended March 31, 2018 and 2017. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2018, we do not foresee receiving any significant licensing fees.
Research and Development
	Three-Month Period Ended March 31,
	2018	2017
	(In thousands)
Research and development expenses	$1,295	$6,254
Employee stock option expense	31	353
Depreciation and amortization	130	166
	$1,456	$6,773

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.  Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.3 million for the three-month period ended March 31, 2018, and $6.3 million for the three-month period ended March 31, 2017.
Research and development expenses incurred during the three-month period ended March 31, 2018 related primarily to our drug discovery lab in Freiburg, Germany.  In the three-month period ended March 31, 2017, the development expenses of our program for aldoxorubicin were $4.0 million and the expenses related to our German laboratory were $0.6 million. We recorded approximately $31,000 of non-cash stock option expense in the three-month period ended March 31, 2018, as compared to $0.4 million in the comparative 2017 period.
General and Administrative Expenses
	Three-Month Period Ended March 31,
	2018	2017
	(In thousands)
General and administrative expenses	$2,009	$2,393
Non-cash general and administrative expenses	21	29
Employee stock, and stock option expense	429	550
Depreciation and amortization	5	7
	$2,464	$2,979

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.0 million for the three-month period ended March 31, 2018, and $2.4 million for the same period in 2017. Our general and administrative expenses in the current three-months period, excluding stock option expense, non-cash expenses and depreciation and amortization, decreased by approximately $0.4 million, primarily due to a decrease in legal fees.
CytRx Q1 2018 10Q - Page 17

Depreciation and Amortization
Depreciation expense reflects the depreciation of our equipment and furnishings.
Interest Income and Expense
Interest income was approximately $83,000 for the three-month period ended March 31, 2018 as compared to approximately $61,000 for the same period in 2017.
Interest expense was approximately $0.7 million for the three-month ended March 31, 2018 as compared to approximately $1.3 million for the same period in 2017.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2018, it would not have had a material effect on our results of operations or cash flows for that period.
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

Changes in Controls over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC's rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.
CytRx Q1 2018 10Q - Page 18

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
CytRx Q1 2018 10Q - Page 19

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to tbe signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 8, 2018	By:	/s/ JOHN Y. CALOZ
Name: John Y. Caloz
Title: Chief Financial Officer

CytRx Q1 2018 10Q - Page 20

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

CytRx Q1 2018 10Q - Page 21