Form 10-Q
period 2018-06-30
CYTRX CORP
filed 2018-08-06
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of August 6, 2018: 33,637,501 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$36,426,292	$37,643,404
Receivables	6,151,013	7,529,032
Prepaid expenses and other current assets	227,708	1,914,077
Total current assets	42,805,013	47,086,513
Equipment and furnishings, net	780,592	1,042,892
Goodwill	183,780	183,780
Other assets	34,334	34,334
Total assets	$43,803,719	$48,347,519
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,633,428	$4,122,017
Accrued expenses and other current liabilities	7,581,180	8,029,274
Deferred revenue	—	6,924,353
Warrant liabilities	—	527,025
Term loan, net	9,380,607	10,599,795
Total liabilities	18,595,215	30,202,464

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 650 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,667 shares authorized; 33,637,501 shares issued and outstanding at June 30, 2018; 28,037,501 shares issued and outstanding at December 31, 2017	33,637	28,037
Additional paid-in capital	476,410,506	468,969,445
Accumulated deficit	(451,235,639)	(450,852,427)
Total stockholders’ equity	25,208,504	18,145,055
Total liabilities and stockholders’ equity	$43,803,719	$48,347,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
Research and development	818,629	6,167,074	2,275,045	12,934,058
General and administrative	1,689,553	3,137,008	4,153,112	6,116,063
	2,508,182	9,304,082	6,428,157	19,050,121

Loss before other income	(2,508,182)	(9,304,082)	(6,428,157)	(19,050,121)

Other income (loss):
Interest income	92,975	90,849	175,909	151,392
Interest expense	(659,860)	(848,395)	(1,352,647)	(2,171,110)
Other income (loss), net	(8,134)	7,276	(7,292)	3,504
Gain (loss) on warrant derivative liabilities	73,613	(4,303,945)	527,025	(4,336,066)

Net loss	$(3,009,588)	$(14,358,297)	$(7,085,162)	$(25,402,401)

Basic and diluted net loss per share	$(0.10)	$(0.60)	$(0.25)	$(1.20)

Basic and diluted weighted-average shares outstanding	30,283,814	23,178,389	28,845,650	21,065,708

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,085,162)	$(25,402,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271,494	348,843
Stock-based compensation expense	934,510	1,731,484
Fair value adjustment on warrant liabilities	(527,025)	4,336,066
Amortization of loan cost and discount	883,153	975,743
Loss on retirement of fixed assets	—	421,843
Changes in assets and liabilities:
Receivables	1,378,019	136,072
Prepaid expenses and other current assets	1,686,369	1,662,994
Accounts payable	(2,488,589)	673,635
Accrued expenses and other current liabilities	(670,497)	(1,026,781)
Net cash used in operating activities	(5,617,728)	(16,142,502)

Cash flows from investing activities:
Purchases of equipment and furnishings	(9,194)	(134,598)
Net cash used in investing activities	(9,194)	(134,598)

Cash flows from financing activities:
Proceeds from public offering	6,512,151	13,951,218
Payment of principal on term loan	(2,102,341)	(2,427,362)
Net proceeds from exercise of warrants and stock options	—	2,766,605
Net cash provided by financing activities	4,409,810	14,290,461

Net decrease in cash and cash equivalents	(1,217,112)	(1,986,639)
Cash and cash equivalents at beginning of period	37,643,404	56,959,485
Cash and cash equivalents at end of period	$36,426,292	$54,972,846

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$487,328	$1,212,219

Cash paid for income taxes	$800	$800

Supplemental disclosure of non-cash activities:

Warrant liability exercise	$—	$1,558,377

Preferred stock conversion	$—	$7,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1.	Description of Company and Basis of Presentation

CytRx Corporation (“CytRx,” “we,” “us” or “the Company”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. CytRx has an active drug discovery and research operation at its laboratory facilities in Freiburg, Germany.

During 2017, CytRx’s discovery laboratory synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. To date, four lead candidates have been selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. Additional animal efficacy and toxicology testing of these lead candidates is underway.

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a private wholly owned subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment.

There are two key elements to Centurion’s strategy:

1.	A novel companion diagnostic, ACDx™ (albumin companion diagnostic), developed to identify patients with cancer who are most likely to benefit from treatment with Centurion’s lead assets.

2.	Development of its four albumin binding, linker activated drug release (LADR) oncology candidates.

Personalized medicine requires diagnostic and therapeutic approaches utilized together in order to select the right patients for treatment and to treat with a highly effective therapy. ACDx™ utilizes new imaging agents to radiolabel albumin. When used in combination with state-of-the art imaging techniques, the new agent facilitates detection of albumin uptake and distribution in the patient’s tumor. Since the LADR™ drug candidates are albumin-binding drugs, the Company believes response rates to their therapeutic compounds will be higher in patients who test positive with this personalized medicine companion diagnostic.

The LADR™ technology platform is a discovery engine combining CytRx’s expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. The Company has created a “toolbox” of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional drugs) by controlling the release of the drug payloads and improving drug-like properties. After infusion, these ultra-high potency drug conjugates bind to circulating albumin for transport of the drug to the tumor. Subsequently, due to specific conditions within the tumor environment, the linkers are cleaved and release the anti-cancer drug payload.

Centurion’s current efforts are focused on two classes of ultra-high potency drug conjugates. Its strategy across these programs is to generate additional pre-clinical data that will allow it to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

The lead drug candidates that are currently being advanced by Centurion are the next generation drugs following the proof-of concept compound, aldoxorubicin, that CytRx had been developing. Aldoxorubicin is a conjugate of the commonly prescribed cytotoxic agent doxorubicin that binds to circulating albumin in the bloodstream and concentrates the drug at the site of the tumor. It has been tested in over 600 patients with various types of cancer.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of soft tissue sarcoma (“STS”). ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. (“NantCell”), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, the Company is no longer directly working on development of aldoxorubicin. NantCell made a cash investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect the reverse stock split effective November 1, 2017), a premium of 92% to the market price on that date. CytRx also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 expiring on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. CytRx is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. On October 3, 2017, CytRx entered into a Reimbursement Agreement with NantCell, Inc. whereby the Company agreed to reimburse it for payment obligations under certain of the contracts assigned as part of the licensing agreement, up to a maximum of $4.2 million plus one half of any amounts in excess thereof; the Company now anticipates the reimbursement will not exceed $3.4 million (see Note 3).

In the first half of 2018, CytRx announced that NantCell was expanding aldoxorubicin’s use by combining it with immunotherapies and cell based treatments, specifically in metastatic pancreatic cancer, in advanced squamous cell carcinoma of the head and neck or non-small cell lung cancer and in triple negative breast cancer.

Currently, the Company’s only research and development activities are conducted through its wholly-owned subsidiary, Centurion BioPharma Corporation. For this reason, and the transfer of the aldoxorubicin program to NantCell, operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

The accompanying condensed consolidated financial statements at June 30, 2018 and for the three-month and six-month periods ended June 30, 2018 and 2017, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2017.

2.	Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facility. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $8,700 and $8,400, respectively, for the three-month and six-month periods ended June 30, 2018 and a gain of approximately $6,200 and $1,300, respectively, for the three and six-month periods ended June 30, 2017, respectively. The Company does not engage in currency hedging transactions.

3.	Recently Adopted Accounting Pronouncement

On January 1, 2018 CytRx adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening balance of Accumulated Deficit by $6.7 million as of January 1, 2018.

The guidance provides for a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

Under the new standard the NantCell Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when NantCell obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with our other deferred tax assets. The update 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard did not have a material impact on our financial statements.

4.	Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the “Act”), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

In January 2017, the FASB issued an ASU entitled “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact on our financial statements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a statement of operations and a statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its financial statements, the Company expects there will not be a material increase to assets and liabilities on the Company’s balance sheet for leases currently classified as operating leases.

5.	Term Loan

On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (“HTGC”), as administrative agent and lender, and Hercules Technology III, L.P., as lender (“Hercules”), pursuant to which the lenders made term loans to us on February 8, 2016 in the aggregate principal amount of $25 million (the “Term Loans”).

The Term Loans bear interest at the daily variable rate per annum equal to 6.0% plus the prime rate, or 11.0%, whichever is greater. CytRx was required to make interest-only payments on the Term Loans through February 28, 2017, and beginning on March 1, 2017 blended equal monthly installments of principal amortization and accrued interest until the maturity date of the Term Loans on February 1, 2020. Under the terms of the loan, CytRx is required to maintain a minimum cash balance equal to the greater of (i) $10 million or (ii) forward three months projected cash burn. As security under their obligations, the Company issued to the lenders warrants to purchase a total of 105,691 shares of its common stock at an exercise price of $12.30. These warrants are classified as equity warrants with a fair value of $633,749. All outstanding principal and accrued interest on the term loans was paid in full on the maturity date of August 1, 2018.

On July 28, 2017, CytRx entered into a First Amendment to Loan and Security Agreement with Hercules to amend its existing long-term loan facility (the “Loan Agreement”). The amendment provided for payment, on July 28, 2017, of $5.0 million in outstanding principal and unpaid interest due under the Loan Agreement, plus a $100,000 prepayment charge, and for repayment, on or prior to September 30, 2017, of an additional $5.0 million outstanding principal and unpaid interest due under the Loan Agreement, plus a second $100,000 prepayment charge. CytRx also agreed to an updated schedule of monthly payments and a new maturity date of August 1, 2018. Pursuant to the amendment, a portion of the warrants (representing 80% of the total number of shares issuable upon exercise of the warrants) was amended to change the exercise price of that portion of the warrants from $12.30 per share to $4.62 per share, which was calculated based upon the 30-day volume-weighted average price of our common stock over the 30-day period beginning 15 days before the July 28, 2017 announcement of the NantCell license transaction. CytRx evaluated the amended debt agreement under ASC 470 and determined it to be a modification and that in accordance with accounting guidance for debt modifications, the incremental fair value of the repriced warrants of $77,000 and the $200,000 fee paid to the lender was recorded as additional loan discount to be recognized using the interest method over the remaining life of the loan.

As security for our obligations under the loan and securities agreement, we granted HTGC, as administrative agent, a security interest in substantially all of our existing and after-acquired assets except for our intellectual property and certain other excluded assets. The loan and security agreement contains customary representations, warranties and covenants.

	June 30, 2018	December31, 2017
Term Loan Principal	$7,884,021	$9,986,362
End Fee Payable	1,771,250	1,771,250
Issuance Cost/Loan Discount	(274,664)	(1,157,817)
Term Loan, Net	$9,380,607	$10,599,795

The interest expense on the loan for the three-month and six-month periods ended June 30, 2018 was $659,860 and $1,352,647, respectively, as compared to $848,395 and $2,171,110 for comparative 2017 periods.

6.	Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 6.4 million shares for each of the three-month and six-month periods ended June 30, 2018, and 7.5 million shares for each of the three-month and six-month periods ended June 30, 2017.

7.	Warrant Liabilities

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our equity financings. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are recorded at fair value until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a gain (loss) of $0.1 million and ($4.3 million) for the three-month periods ended June 30, 2018 and 2017, respectively, and a gain (loss) of $0.5 million and ($4.3 million) for the six-month periods ended June 30, 2018 and 2017, respectively. The following reflects the weighted-average assumptions for each of the six-month periods indicated:

	Six Months Ended June 30,
	2018	2017

Risk-free interest rate	1.77%	1.13%
Expected dividend yield	0%	0%
Expected lives	0.05	0.79
Expected volatility	50.2%	125.3%
Warrants classified as liabilities (in shares)	2,834,246	4,018,430

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

On July 20, 2018, 2,834,246 warrants classified as liabilities expired.

8.	Stock Based Compensation

We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010. As of June 30, 2018, there were 30,682 shares subject to outstanding stock options under this plan. No further shares are available for future grant under this plan.

We also have a 2008 Stock Incentive Plan. As of June 30, 2018, there were approximately 2.7 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants options.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development — employee	$29,451	$278,533	$60,423	$631,616
General and administrative — employee	264,935	401,820	556,158	869,485
Total employee stock-based compensation	$294,386	$680,353	$616,581	$1,501,101

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	19,517	36,578	40,867	65,237
Total non-employee stock-based compensation	$19,517	$36,578	$40,867	$65,237

During the six-month period ended June 30, 2018, we granted stock options to purchase 1,667 shares of our common stock at an average weighted exercise price of $1.89. During the six-month period ended June 30, 2017, we granted stock options to purchase 1,667 shares of our common stock at a weighted average exercise price of $2.46. The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Risk-free interest rate	2.42%	2.04%
Expected volatility	91.6%	85.5%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%

Our computation of expected volatility is based on the historical daily volatility of our publicly traded stock. We use historical information to compute expected lives. In the six-month period ended June 30, 2018, the contractual term of the options granted was ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so. The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. On January 1, 2017, the Company adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact to the Company’s financial condition or results of operations. No amounts relating to stock-based compensation have been capitalized.

As of June 30, 2018, there remained approximately $1.0 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 0.93 years. Presented below is our stock option activity:

	Six Months Ended June 30, 2018
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2018	2,492,179	373,333	2,865,512	$10.62
Granted	1,667	—	1,667	$1.89
Exercised, Forfeited or Expired	(116,170)	—	(116,170)	$10.11
Outstanding at June 30, 2018	2,377,676	373,333	2,751,009	$10.63
Options exercisable at June 30, 2018	1,833,715	373,333	2,207,048	$12.44

The following table summarizes significant ranges of outstanding stock options under our plans at June 30, 2018:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.75 - $5.00	1,287,364	9.08	$2.14	797,279	9.06	$2.19
$5.01 – $11.00	178,334	4.45	$10.98	178,334	4.45	$10.98
$11.01 – $15.00	767,958	6.69	$13.91	714,498	6.64	$13.86
$15.01 – $98.28	517,353	5.07	$26.79	516,937	5.07	$26.80
	2,751,009	7.36	$10.63	2,207,048	6.97	$12.44

There was no aggregate intrinsic value to the outstanding options and vested options as of June 30, 2018.

There were 3,647,447 and 3,980,781 warrants outstanding at June 30, 2018 and December 31, 2017, respectively at a weighted-average exercise price of $4.27 and $4.26, respectively.

Restricted Stock

In December 2017, the Company granted to its Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to its Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $139,296 and $277,062 respectively, for the three and six-month periods ended June 30, 2018 as compared to $83,029 and $165,146 respectively, for the three and six-month periods ended June 30, 2017.

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

The following table summarizes fair value measurements by level at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$34,859	$—	$—	$34,859

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$35,834	$—	$—	$35,834
Warrant liabilities	—	—	(527)	(527)

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financings. In accordance with ASC 815-40, the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The $0.5 million decrease in fair value of the warrant liabilities is due to the close proximity to the expiration date of the warrants (see Note 7).

We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Our non-financial assets were not material at June 30, 2018 or 2017.

10.	Liquidity and Capital Resources

At June 30, 2018, the Company had cash and cash equivalents of approximately $36.4 million. Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2018 and the first seven months of 2019 of approximately $21.1 million, which includes approximately $1.0 million for our contract liabilities, approximately $2.3 million for the development of a novel companion diagnostic and the preclinical development of the new drug candidates at Centurion BioPharma, approximately $8.0 million for other general and administrative expenses, and approximately $9.8 million for interest and payments on the term loan, which matures August 1, 2018. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If NantCell obtains marketing approval and successfully commercializes aldoxorubicin, we anticipate it could take several years, for it to generate significant recurring revenue. We will be dependent on future financing and possible other strategic partnerships until such time, if ever, as it can generate significant recurring revenue. We have no commitments from third parties to provide any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company.

11.	Equity Transactions

On May 15, 2018, we issued 5.6 million shares of our common stock in a public offering and raised net proceeds of approximately $6.5 million.

12.	Income Taxes

At December 31, 2017, we had federal and state net operating loss carryforwards as of $373.3 million and $236.3 million, respectively, available to offset against future taxable income, which expire in 2018 through 2037, of which $236.9 million and $236.3 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.

13.	Commitments and contingencies

Commitments

We have an agreement with Vergell Medical (formerly KTB Tumorforschungs GmbH, or KTB) (“Vergell”) for the Company’s exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to Vergell in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. We also have agreed to pay:

●	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);

●	a percentage of non-royalty sub-licensing income (as defined in the agreement); and

●	milestones of $1 million for each additional final marketing approval that we obtain.

In the event that we must pay a third party in order to exercise our right to the intellectual property under the agreement, we will deduct a percentage of those payments from the royalties due Vergell, up to an agreed upon cap.

Contingencies

We applied the disclosure provisions of ASC 460, Guarantees (“ASC 460”) to our agreements that contain guarantees or indemnities by us. We provide (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us.

Shareholder Derivative Actions in Delaware. There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR. On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016. On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720. Following competing motions for appointment of a lead plaintiff and lead counsel, on February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint. On May 3, 2017, the parties entered into negotiations with a mediator and on June 2, 2017, the parties entered into a Memorandum of Understanding (“MOU”) to settle the entire action. On June 15, 2017, the MOU was submitted to the Court and the parties are now seeking Court approval. The Stipulation of Settlement was filed with the Court on January 22, 2018, which was preliminarily approved by the Court. A final approval hearing and hearing on the application for an attorney fee award was held on April 19, 2018. On May 10, 2018, the Court approved the settlement and a determination of attorneys’ fees was made. A third party appeal was made regarding the fee award only, which is currently pending. The Company has no involvement in this appeal at this time, but will continue to monitor until final resolution.

Class Action in California. On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial’s results and/or FDA approval to be materially adversely affected or delayed. The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. Following the filing of a first amended complaint on January 13, 2017, on March 14, 2017 we and the individual defendants filed a Motion to Dismiss. Plaintiff filed an Opposition thereto on April 28, 2017. We and the individual defendants filed a Reply on May 30, 2017 and the matter was heard by the Court on June 12, 2017. On June 14, 2017, the Court issued an Order granting the Motion to Dismiss with leave to amend. Plaintiff filed a Second Amended Complaint and the Individual Defendants filed a renewed Motion to Dismiss. Plaintiff filed an Opposition thereto on July 24, 2017. We and the Individual Defendants filed a Reply on July 31, 2017. On August 14, 2017, the Court issued an Order granting in part and denying in part the motion to dismiss. On September 18, 2017, the Court issued an Order setting a schedule for the case. On January 30, 2018, the parties entered into negotiations with a mediator and on February 1, 2018, the parties entered into a confidential Term Sheet to settle the Class Action. On February 7, 2018, the Court stayed the action for all purposes until May 2, 2018, to provide the parties sufficient time to prepare and submit a stipulation of settlement. On May 4, 2018, the Motion for Preliminary Approval of Settlement was filed. On June 20, 2018 the Court granted the Motion for Preliminary Approval of Settlement. A Final Approval hearing is set for September 17, 2018.

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

The Company intends to vigorously defend against the foregoing complaints. CytRx has directors’ and officers’ liability insurance, which is being utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities the Company may incur in connection with the foregoing matters. These claims are subject to inherent uncertainties, and management’s view of these matters may change in the future.

The Company evaluates developments in legal proceedings and other matters on a quarterly basis. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company has accrued $5.8 million of litigation settlement related to a Shareholder Class action, of which the entire amount is recorded as a receivable from the Company’s insurance carriers on its Consolidated Balance Sheet.

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

Overview

CytRx Corporation (“CytRx,” “we,” “us” or “the Company”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. CytRx has an active drug discovery and research operation at its laboratory facilities in Freiburg, Germany.

During 2017, CytRx’s discovery laboratory synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. To date, four lead candidates have been selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. Additional animal efficacy and toxicology testing of these lead candidates is underway.

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a private wholly owned subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. Centurion is focused on the development of personalized medicine to transform solid tumor treatment. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment.

There are two key elements to Centurion’s strategy:

3.	A novel companion diagnostic, ACDx™ (albumin companion diagnostic), developed to identify patients with cancer who are most likely to benefit from treatment with Centurion’s lead assets.

4.	Development of its four albumin binding, linker activated drug release (LADR) oncology candidates.

Personalized medicine requires diagnostic and therapeutic approaches utilized together in order to select the right patients for treatment and to treat with a highly effective therapy. ACDx™ utilizes new imaging agents to radiolabel albumin. When used in combination with state-of-the art imaging techniques, the new agent facilitates detection of albumin uptake and distribution in the patient’s tumor. Since the LADR™ drug candidates are albumin-binding drugs, the Company believes response rates to their therapeutic compounds will be higher in patients who test positive with this personalized medicine companion diagnostic.

The LADR™ technology platform is a discovery engine combining CytRx’s expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. The Company has created a “toolbox” of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional drugs) by controlling the release of the drug payloads and improving drug-like properties. After infusion, these ultra-high potency drug conjugates bind to circulating albumin for transport of the drug to the tumor. Subsequently, due to specific conditions within the tumor environment, the linkers are cleaved and release the anti-cancer drug payload.

Centurion’s current efforts are focused on two classes of ultra-high potency drug conjugates. Its strategy across these programs is to generate additional pre-clinical data that will allow them to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

The lead drug candidates that are currently being advanced by Centurion are the next generation drugs following the proof-of concept compound, aldoxorubicin, that CytRx had been developing. Aldoxorubicin is a conjugate of the commonly prescribed cytotoxic agent doxorubicin that binds to circulating albumin in the bloodstream and concentrates the drug at the site of the tumor. It has been tested in over 600 patients with various types of cancer.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of soft tissue sarcoma (“STS”). ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. (“NantCell”), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, the Company is no longer directly working on development of aldoxorubicin. NantCell made a cash investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect the reverse stock split effective November 1, 2017), a premium of 92% to the market price on that date. CytRx also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 expiring on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. CytRx is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. On October 3, 2017, CytRx entered into a Reimbursement Agreement with NantCell, Inc. whereby the Company agreed to reimburse it for payment obligations under certain of the contracts assigned as part of the licensing agreement, up to a maximum of $4.2 million plus one half of any amounts in excess thereof; the Company now anticipates the reimbursement will not exceed $3.4 million (see Note 3).

In the first half of 2018, CytRx announced that NantCell was expanding aldoxorubicin’s use by combining it with immunotherapies and cell based treatments, specifically in metastatic pancreatic cancer, in advanced squamous cell carcinoma of the head and neck or non-small cell lung cancer and in triple negative breast cancer.

Currently, the Company’s only research and development activities are conducted through its wholly-owned subsidiary, Centurion BioPharma Corporation. For this reason, and the transfer of the aldoxorubicin program to NantCell, operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 6.4 million shares for each of the three-month and six-month periods ended June 30, 2018, and 7.5 million shares for each of the three-month and six-month periods ended June 30, 2017, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company’s July 2016 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“ASC 815-40”), the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with CytRx’s application of ASC 505-50. The gain or loss resulting from the fair value calculation is shown on the Statements of Operations as gain (loss) on warrant liabilities.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operation.

At June 30, 2018, the Company had cash and cash equivalents of approximately $36.4 million. Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2018 and the first seven months of 2019 of approximately $21.1 million, which includes approximately $1.0 million for our contract liabilities, approximately $2.3 million for the development of a novel companion diagnostic and the pre-clinical development of the new drug candidates at Centurion BioPharma Corporation, approximately $8.0 million for other general and administrative expenses, and approximately $9.8 million for interest and payments on the term loan, which matures on August 1, 2018. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If NantCell obtains marketing approval and successfully commercializes aldoxorubicin, we anticipate it could take several years, for it to generate significant recurring revenue. We will be dependent on future financing and possible other strategic partnerships until such time, if ever, as it can generate significant recurring revenue. We have no commitments from third parties to provide any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company.

We recorded a net loss in the six-months ended June 30, 2018 of $7.1 million as compared to a net loss in the six-months ended June 30, 2017 of $25.4 million, or a decrease of $18.3 million. This was due primarily to a decrease in our research and development expenditures in the current six-month period of $10.6 million as compared to the comparative 2017 period, as our pivotal clinical trial program was licensed to NantCell in July 2017; we also realized a decrease of $2.0 million in general and administrative expenditures, a difference in gain (loss) on the warrant derivative liability of $4.8 million, and a decrease in interest on the term loan of $0.8 million, due to the two balloon principal payments made in the third quarter of 2017.

We made capital expenditures of $9,000 in the six-month period ended June 30, 2018 as compared to approximately $135,000 in the comparable 2017 period. We do not expect any significant capital spending during the next 12 months.

We received a net amount of $6.5 million from the proceeds of a public offering in May 2018 as compared to a net amount of $14.0 million from the proceeds of a public offering in May 2017. There were no receipts from the exercise of warrants in the current period as compared to $2.8 million of warrant exercise net proceeds in the comparative 2017 period. We also made principal payments on our Term Loan of $2.1 million in the current period as compared to $2.4 million in the comparative period in 2017.

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

Results of Operations

We recorded a net loss of approximately $3.0 million and $7.1 million for the three-month and six-month periods ended June 30, 2018, respectively, as compared to a net loss of approximately $14.4 million and $25.4 million for the three-month and six-month periods ended June 30, 2017, respectively. The decrease of $11.4 million in our net loss during the current three-month period resulted from a reduction of $4.7 million in the expenditures related to our aldoxorubicin program, which was licensed to NantCell in July 2017, a difference in gain (loss) on the warrant derivative liability of $4.4 million, a decrease in general and administrative expenses of $1.4 million, due to a reduction in legal fees of $1.2 million, and a decrease in interest expenses of $0.2 million.

We recognized no licensing revenue in neither the three and six-month periods ended June 30, 2018 and June 30, 2017. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2018, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development expenses	$659	$5,719	$1,954	$11,967
Employee stock option expense	29	279	60	632
Depreciation and amortization	131	169	261	335
	$819	$6,167	$2,275	$12,934

Research expenses are those incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are those incurred by us in our efforts to commercialize the findings generated through our research efforts. Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $0.7 million and $2.0 million for the three-month and six-month periods ended June 30, 2018, respectively, and $5.7 million and $12.0 million for the three-month and six-month periods ended June 30, 2017, respectively.

During the three-month period ended June 30, 2018, the Freiburg Germany drug discovery program expenses were $0.6 million, the contract liability adjustment was $0.3 million, both offset by a reversal of license fee expenses of $0.3 million. In the 2017 comparative period, $4.3 million of research and development expenses related to our aldoxorubicin program and its clinical support. We recorded approximately $29,000 and $60,000 of employee stock option expense in the three-month and six-month periods ended June 30, 2018, as compared to $0.3 million and $0.6 million for the same periods in 2017, respectively.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
General and administrative expenses	$1,261	$2,609	$3,269	$5,002
Non-cash general and administrative expenses	20	36	41	65
Employee stock option expense	404	485	833	1,035
Depreciation and amortization	5	7	10	14
	$1,690	$3,137	$4,153	$6,116

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.3 million and $3.3 million for the three and six-month periods ended June 30, 2018, respectively, and $2.6 million and $5.0 million, respectively, for the same periods in 2017.

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees. We recorded, in total, approximately $0.4 million and $0.8 million of employee stock option expense in the three-month and six-month periods ended June 30, 2018, respectively, as compared to $0.5 million and $1.0 million, respectively, for the same periods in 2017. We recorded approximately $20,000 and $41,000 of non-employee stock option expense in the three-month and six-month periods, ended June 30, 2018, respectively, and $36,000 and $65,000 for the comparative 2017 periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense

Interest income was approximately $93,000 and $176,000 for the three-month and six-month periods ended June 30, 2018, respectively, as compared to $91,000 and $151,000, respectively, for the same periods in 2017. This increase was related to the increase in cash and cash equivalents and short term investments.

Interest expense was approximately $0.7 million and $1.4 million for the three-month and six-month periods ended June 30, 2018, respectively as compared to $0.9 million and $2.2 million for the comparative 2017 periods.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2018, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The disclosure set forth in Note 13 to our consolidated financial statements is herein incorporated by reference.

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), which was filed with the SEC on March 16, 2018. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 6, 2018	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated By-Laws of CytRx Corporation, reflecting amendments through June 18, 2018 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on June 22, 2018)

10.1	Form of Securities Purchase Agreement, dated as of May 11, 2018, by and between CytRx Corporation and each purchaser party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 16, 2018)

10.2	Engagement Letter, dated May 10, 2018, by and between CytRx Corporation and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 16, 2018)

31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

