Form 10-Q
period 2018-09-30
CYTRX CORP
filed 2018-11-02
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of November 2, 2018: 33,637,501 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$24,668,339	$37,643,404
Receivables	5,981,040	7,529,032
Prepaid expenses and other current assets	1,252,186	1,914,077
Total current assets	31,901,565	47,086,513
Equipment and furnishings, net	646,500	1,042,892
Goodwill	183,780	183,780
Other assets	34,334	34,334
Total assets	$32,766,179	$48,347,519
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,900,758	$4,122,017
Accrued expenses and other current liabilities	7,515,258	8,029,274
Deferred revenue	—	6,924,353
Warrant liabilities	—	527,025
Term loan, net	—	10,599,795
Total liabilities	10,416,016	30,202,464

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 650 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,667 shares authorized; 33,637,501 shares issued and outstanding at September 30, 2018; 28,037,501 shares issued and outstanding at December 31, 2017	33,637	28,037
Additional paid-in capital	476,843,206	468,969,445
Accumulated deficit	(454,526,680)	(450,852,427)
Total stockholders’ equity	22,350,163	18,145,055
Total liabilities and stockholders’ equity	$32,766,179	$48,347,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Licensing revenue	$250,000	$—	$250,000	$—

Expenses:
Research and development	909,712	4,755,191	3,186,839	17,675,079
General and administrative	2,360,996	3,418,808	6,514,107	9,534,872
	3,270,708	8,173,999	9,700,946	27,209,951

Loss before other income	(3,020,708)	(8,173,999)	(9,450,946)	(27,209,951)

Other income (loss):
Interest income	93,391	119,900	269,299	271,292
Interest expense	(363,086)	(828,120)	(1,715,733)	(2,999,230)
Other (loss), net	(641)	(6,055)	(5,848)	(16,722)
Gain (loss) on warrant derivative liabilities	—	3,763,855	527,025	(572,209)

Net loss	$(3,291,044)	$(5,124,419)	$(10,376,203)	$(30,526,820)

Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.34)	$(1.33)

Basic and diluted weighted-average shares outstanding	32,991,506	26,618,098	30,242,788	22,936,843

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,376,203)	$(30,526,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407,870	492,944
Stock-based compensation expense	1,367,210	2,214,533
Fair value adjustment on warrant liabilities	(527,025)	572,209
Amortization of loan cost and discount	1,157,817	1,363,566
Loss on retirement of fixed assets	—	424,050
Changes in assets and liabilities:
Receivables	1,547,992	(256,474)
Prepaid expenses and other current assets	661,891	1,430,644
Accounts payable	(1,221,259)	(1,372,697)
Deferred revenue	—	6,924,353
Accrued expenses and other current liabilities	(736,419)	(1,124,798)
Net cash used in operating activities	(7,718,126)	(19,858,490)

Cash flows from investing activities:
Purchases of equipment and furnishings	(11,478)	(134,598)
Net cash used in investing activities	(11,478)	(134,598)

Cash flows from financing activities:
Proceeds from public offering	6,512,151	13,951,218
Proceeds from sale of common shares and warrants related to NantCell	—	6,075,647
Loan end fee payment	(1,771,250)	(200,000)
Payment of principal on term loan	(9,986,362)	(14,000,478)
Net proceeds from exercise of warrants and stock options	—	3,202,858
Net cash provided by (used in) financing activities	(5,245,461)	9,029,245

Net decrease in cash and cash equivalents	(12,975,065)	(10,963,843)
Cash and cash equivalents at beginning of period	37,643,404	56,959,485
Cash and cash equivalents at end of period	$24,668,339	$45,995,642

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$647,308	$1,749,174

Cash paid for income taxes	$800	$800

Supplemental disclosure of non-cash activities:

Warrant liability exercise	$—	$1,894,589

Warrants repriced in connection with debt modification	$—	$76,549

One for six reverse stock split	$—	$138,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018
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

During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. To date, four lead candidates have been selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. Additional animal efficacy and toxicology testing of these lead candidates is underway.

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

Personalized medicine requires diagnostic and therapeutic approaches utilized together in order to select the right patients for treatment and to treat with a highly effective therapy. ACDx™ utilizes new imaging agents to radiolabel albumin. When used in combination with state-of-the art imaging techniques, the new agent facilitates detection of albumin uptake and distribution in the patient’s tumor. Since the LADR™ drug candidates are albumin-binding drugs, the Company believes response rates to their therapeutic compounds will be higher in patients who test positive with this personalized medicine companion diagnostic. In July 2018, Centurion filed a U.S. provisional patent application for ACDx™.

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

Centurion’s current efforts are focused on two classes of ultra-high potency drug conjugates as well as its companion diagnostic. Its strategy across these programs is to generate additional pre-clinical data that will allow it to make informed decisions regarding the selection of one or both programs for moving into human clinical trials either independently or on a partnered basis.

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

On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. (“NantCell”), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, the Company is no longer directly working on development of aldoxorubicin. NantCell made a cash investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect the reverse stock split effective November 1, 2017), a premium of 92% to the market price on that date. CytRx also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 per share expiring on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. CytRx is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. On October 3, 2017, CytRx entered into a Reimbursement Agreement with NantCell, Inc. whereby the Company agreed to reimburse it for payment obligations under certain of the contracts assigned as part of the licensing agreement, up to a maximum of $4.2 million plus one half of any amounts in excess thereof; the Company now anticipates the reimbursement will not exceed $3.4 million (see Note 3).

In the first half of 2018, CytRx announced that NantCell was expanding aldoxorubicin’s use by combining it with immunotherapies and cell based treatments, specifically in metastatic pancreatic cancer, in advanced squamous cell carcinoma of the head and neck or non-small cell lung cancer and in triple negative breast cancer.

In 2011, CytRx sold the rights to arimoclomol to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has reported that, if arimoclomol is approved for NPC by the EMA and/or FDA, Orphazyme intends to commercialize arimoclomol for the treatment of NPC during 2020. In such event, CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties and potential additional milestones.

The accompanying condensed consolidated financial statements at September 30, 2018 and for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from our audited financial statements as of that date.

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

The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facility. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $1,300 and $7,600, respectively, for the three-month and nine-month periods ended September 30, 2018 and a loss of approximately $2,000 and $15,000, respectively, for the three and nine-month periods ended September 30, 2017, respectively. The Company does not engage in currency hedging transactions.

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

As a result of the NantCell exclusive licensing transaction, on July 28, 2017, CytRx entered into a First Amendment to Loan and Security Agreement with Hercules to amend its existing long-term loan facility (the “Loan Agreement”). The amendment provided for payment, on July 28, 2017, of $5.0 million in outstanding principal and unpaid interest due under the Loan Agreement, plus a $100,000 prepayment charge, and for repayment, on or prior to September 30, 2017, of an additional $5.0 million outstanding principal and unpaid interest due under the Loan Agreement, plus a second $100,000 prepayment charge. CytRx also agreed to an updated schedule of monthly payments and a new maturity date of August 1, 2018. Pursuant to the amendment, a portion of the warrants (representing 80% of the total number of shares issuable upon exercise of the warrants) was amended to change the exercise price of that portion of the warrants from $12.30 per share to $4.62 per share, which was calculated based upon the 30-day volume-weighted average price of our common stock over the 30-day period beginning 15 days before the July 28, 2017 announcement of the NantCell license transaction. CytRx evaluated the amended debt agreement under ASC 470 and determined it to be a modification and that in accordance with accounting guidance for debt modifications, the incremental fair value of the repriced warrants of $77,000 and the $200,000 fee paid to the lender was recorded as additional loan discount to be recognized using the interest method over the remaining life of the loan.

December 31, 2017
Term Loan Principal	$9,986,362
End Fee Payable	1,771,250
Issuance Cost/Loan Discount	(1,157,817)
Term Loan, Net	$10,599,795

The interest expense on the loan for the three-month and nine-month periods ended September 30, 2018 was $363,086 and $1,715,733, respectively, as compared to $828,120 and $2,999,230 for comparative 2017 periods.

6.	Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 3.5 million shares for each of the three-month and nine-month periods ended September 30, 2018, and 6.5 million shares for each of the three-month and nine-month periods ended September 30, 2017.

7.	Warrant Liabilities

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our equity financings. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are recorded at fair value until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. We recognized a gain of $0 and $3.8 million for the three-month periods ended September 30, 2018 and 2017, respectively, and a gain (loss) of $0.5 million and ($0.6 million) for the nine-month periods ended September 30, 2018 and 2017, respectively. The following reflects the weighted-average assumptions for each of the nine-month periods indicated:

	September 30, 2018	December 31, 2017
Risk-free interest rate	—	1.31%
Expected dividend yield	—	0%
Expected lives	—	0.8
Expected volatility	—	120.8%
Warrants classified as liabilities (in shares)	—	2,834,246

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

We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010. As of September 30, 2018, there were 28,897 shares subject to outstanding stock options under this plan. No further shares are available for future grant under this plan.

We also have a 2008 Stock Incentive Plan. As of September 30, 2018, there were approximately 2.7 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development — employee	$28,683	$(124,405)	$89,105	$507,211
General and administrative — employee	243,673	479,330	799,832	1,348,815
Total employee stock-based compensation	$272,356	$354,925	$888,937	$1,856,026

Research and development — non-employee	$—	$11,600	$—	$11,600
General and administrative — non-employee	19,517	32,581	60,384	97,818
Total non-employee stock-based compensation	$19,517	$44,181	$60,384	$109,418

During the nine-month period ended September 30, 2018, we granted stock options to purchase 1,667 shares of our common stock at an average weighted exercise price of $1.89. During the nine-month period ended September 30, 2017, we granted stock options to purchase 35,000 shares of our common stock at a weighted average exercise price of $3.96. The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Risk-free interest rate	2.42%	2.32%
Expected volatility	91.6%	90.7%
Expected lives (years)	6	6 to 10
Expected dividend yield	0.00%	0.00%

Our computation of expected volatility is based on the historical daily volatility of our publicly traded stock. We use historical information to compute expected lives. In the nine-month period ended September 30, 2018, the contractual term of the options granted was ten years. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention to do so. The risk-free interest rate used for each grant and issuance is equal to the U.S. Treasury rates in effect at the time of the grant and issuance for instruments with a similar expected life. On January 1, 2017, the Company adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact to the Company’s financial condition or results of operations. No amounts relating to stock-based compensation have been capitalized.

As of September 30, 2018, there remained approximately $0.7 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 0.82 years. Presented below is our stock option activity:

	Nine Months Ended September 30, 2018
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2018	2,492,179	373,333	2,865,512	$10.62
Granted	1,667	—	1,667	$1.89
Exercised, Forfeited or Expired	(135,168)	—	(135,168)	$9.42
Outstanding at September 30, 2018	2,358,678	373,333	2,732,011	$10.67
Options exercisable at September 30, 2018	1,906,571	373,333	2,279,904	$12.22

The following table summarizes significant ranges of outstanding stock options under our plans at September 30, 2018:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.75 - $5.00	1,271,809	8.83	$2.14	849,696	8.80	$2.19
$5.01 – $11.00	178,335	4.19	$10.98	178,335	4.19	$10.98
$11.01 – $15.00	766,292	6.44	$13.91	736,715	6.41	$13.88
$15.01 – $98.28	515,575	4.84	$26.80	515,158	4.84	$26.81
	2,732,011	7.10	$10.67	2,279,904	6.77	$12.22

There was no aggregate intrinsic value to the outstanding options and vested options as of September 30, 2018.

There were 734,864 and 3,980,781 warrants outstanding at September 30, 2018 and December 31, 2017, respectively at a weighted-average exercise price of $7.90 and $4.26, respectively.

Restricted Stock

In December 2017, the Company granted to its Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to its Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $140,827 and $417,889 respectively, for the three and nine-month periods ended September 30, 2018 as compared to $83,943 and $249,089 respectively, for the three and nine-month periods ended September 30, 2017.

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

The following table summarizes fair value measurements by level at September 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$21,462	$—	$—	$21,462

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$35,834	$—	$—	$35,834
Warrant liabilities	—	—	(527)	(527)

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financings. In accordance with ASC 815-40, the warrant liabilities are marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50. The $0.5 million decrease in fair value of the warrant liabilities is due to the expiry of the warrants (see Note 7).

We consider carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Our non-financial assets were not material at September 30, 2018 or 2017.

10.	Liquidity and Capital Resources

At September 30, 2018, the Company had cash and cash equivalents of approximately $24.7 million. Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2018 and the first ten months of 2019 of approximately $9.2 million, which includes approximately $0.6 million for our contract liabilities, approximately $1.7 million for the development of a novel companion diagnostic and the preclinical development of the new drug candidates at Centurion BioPharma, approximately $6.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

If NantCell and Orphayzme obtain marketing approval and successfully commercialize aldoxorubicin and arimoclomol, respectively, we anticipate it could take several years, for them to generate significant recurring revenue. We will be dependent on future financing and possible other strategic partnerships until such time, if ever, as they can generate significant recurring revenue. We have no commitments from third parties to provide any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our development programs, seek to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves, or seek to sell some or all of our assets or merge with or be acquired by another company.

11.	Equity Transactions

On May 15, 2018, we issued 5.6 million shares of our common stock in a public offering and raised net proceeds of approximately $6.5 million.

12.	Income Taxes

At December 31, 2017, we had federal and state net operating loss carryforwards as of $310.6 million and $285.0 million, respectively, available to offset against future taxable income, which expire in 2018 through 2037, of which $236.2 million and $285.0 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.

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

Shareholder Derivative Actions in Delaware. There are two competing derivative complaints pending in the Delaware Court of Chancery alleging claims related to our alleged retention of DreamTeamGroup and MissionIR. On December 14, 2015, a shareholder derivative complaint, captioned Niedermeyer et al. v. Kriegsman et al., C.A. No. 11800, was filed against certain of our officers and directors, for which a second amended complaint was filed on October 12, 2016. On September 6, 2016, one of the plaintiffs in the California litigation (discussed above) effectively refiled his complaint in the Delaware Court of Chancery, with the case captioned Taylor v. Kriegsman, C.A. No. 12720. Following competing motions for appointment of a lead plaintiff and lead counsel, on February 22, 2017, the Court of Chancery appointed Niedermeyer et al.as lead plaintiffs in the complaint. On May 3, 2017, the parties entered into negotiations with a mediator and on June 2, 2017, the parties entered into a Memorandum of Understanding (“MOU”) to settle the entire action. On June 15, 2017, the MOU was submitted to the Court and the parties are now seeking Court approval. The Stipulation of Settlement was filed with the Court on January 22, 2018, which was preliminarily approved by the Court. A Final Approval hearing and hearing on the application for an attorney fee award was held on April 19, 2018. On May 10, 2018, the Court approved the settlement and a determination of attorneys’ fees was made. A third party appeal was made by an objecting shareholder regarding the attorney fee award only, which is currently pending before the Delaware Supreme Court. The appeal is fully briefed and the Court has indicated it will decide the appeal without oral argument. The Company was not involved in the briefing, but will continue to monitor until final resolution.

Class Action in California. On July 25 and 29, 2016, nearly identical class action complaints were filed in the U.S. District Court for the Central District of California, titled Crihfield v. CytRx Corp., et al., Case No. 2:16-cv-05519 and Dorce v. CytRx Corp., Case No. 2:16-cv-05666 alleging that we and certain of our officers violated the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, and/or failing to disclose material adverse facts to the effect that the clinical hold placed on the Phase 3 trial of aldoxorubicin for STS would prevent sufficient follow-up for patients involved in the study, thus requiring further analysis, which could cause the trial’s results and/or FDA approval to be materially adversely affected or delayed. The plaintiffs allege that such wrongful acts and omissions caused significant losses and damages to a class of persons and entities that acquired our securities between November 18, 2014 and July 11, 2016, and seek an award of compensatory damages, costs and expenses, including counsel and expert fees, and such other and further relief as the Court may deem just and proper. On October 26, 2016, the Court entered an Order consolidating the actions titled In re: CytRx Corporation Securities Litigation, Master File No. 16-cv-05519-SJO and appointing a Lead Plaintiff and Lead Counsel. Following the filing of a first amended complaint on January 13, 2017, on March 14, 2017 we and the individual defendants filed a Motion to Dismiss. Plaintiff filed an Opposition thereto on April 28, 2017. We and the individual defendants filed a Reply on May 30, 2017 and the matter was heard by the Court on June 12, 2017. On June 14, 2017, the Court issued an Order granting the Motion to Dismiss with leave to amend. Plaintiff filed a Second Amended Complaint and the Individual Defendants filed a renewed Motion to Dismiss. Plaintiff filed an Opposition thereto on July 24, 2017. We and the Individual Defendants filed a Reply on July 31, 2017. On August 14, 2017, the Court issued an Order granting in part and denying in part the motion to dismiss. On September 18, 2017, the Court issued an Order setting a schedule for the case. On January 30, 2018, the parties entered into negotiations with a mediator and on February 1, 2018, the parties entered into a confidential Term Sheet to settle the Class Action. On February 7, 2018, the Court stayed the action for all purposes until May 2, 2018, to provide the parties sufficient time to prepare and submit a stipulation of settlement. On May 4, 2018, the Motion for Preliminary Approval of Settlement was filed. On June 20, 2018 the Court granted the Motion for Preliminary Approval of Settlement. A Final Approval hearing was held on September 17, 2018, after which the Court issued an order approving the settlement and thereafter issue a final judgment.

Shareholder Derivative Action in Delaware (Zyontz). On October 17, 2017, a shareholder derivative complaint was filed against certain current and former directors in the Delaware Court of Chancery, entitled Zyontz v. Kriegsman et al., Case No. 2017-0738-JRS. The complaint essentially sets forth the allegations pled in the federal securities class action in California, asserts a claim for breach of fiduciary duty, and seeks damages, fees and costs, and other and further relief as the Court may deem just and proper. On December 18, 2017, we and individual defendants filed a motion to dismiss for failure to make a demand on the Board and for failure to state a claim, and a motion to stay the proceedings pending resolution of the federal securities class action. On January 30, 2018, the parties participated in a mediation. On March 15, 2018, the parties executed a memorandum of understanding for a settlement, subject to shareholder notice and court approval. The Company also reached a settlement agreement with two potential objectors who had made shareholder demands. A final approval hearing on both settlements collectively is scheduled for December 10, 2018, at which time the Court will consider the motion to approve the settlements and the motions for attorneys’ fees and costs.

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

Personalized medicine requires diagnostic and therapeutic approaches utilized together in order to select the right patients for treatment and to treat with a highly effective therapy. ACDx™ utilizes new imaging agents to radiolabel albumin. When used in combination with state-of-the art imaging techniques, the new agent facilitates detection of albumin uptake and distribution in the patient’s tumor. Since the LADR™ drug candidates are albumin-binding drugs, the Company believes response rates to their therapeutic compounds will be higher in patients who test positive with this personalized medicine companion diagnostic. In July 2018, Centurion filed a U.S. provisional patent application for ACDx™.

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

On July 27, 2017, CytRx entered into an exclusive worldwide license with NantCell, Inc. (“NantCell”), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, the Company is no longer directly working on development of aldoxorubicin. NantCell made a cash investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect the reverse stock split effective November 1, 2017), a premium of 92% to the market price on that date. CytRx also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60 per share expiring on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. CytRx is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. On October 3, 2017, CytRx entered into a Reimbursement Agreement with NantCell, Inc. whereby the Company agreed to reimburse it for payment obligations under certain of the contracts assigned as part of the licensing agreement, up to a maximum of $4.2 million plus one half of any amounts in excess thereof; the Company now anticipates the reimbursement will not exceed $3.4 million (see Note 3).

In the first half of 2018, CytRx announced that NantCell was expanding aldoxorubicin’s use by combining it with immunotherapies and cell based treatments, specifically in metastatic pancreatic cancer, in advanced squamous cell carcinoma of the head and neck or non-small cell lung cancer and in triple negative breast cancer.

In 2011, CytRx sold the rights to arimoclomol to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has reported that, if arimoclomol is approved for NPC by the EMA and/or FDA, Orphazyme intends to commercialize arimoclomol for the treatment of NPC during 2020. In such event, CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties and potential additional milestones.

Currently, the Company’s research and development activities are conducted through its wholly-owned subsidiary, Centurion BioPharma Corporation. For this reason, and the transfer of the aldoxorubicin program to NantCell, operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 3.5 million shares for each of the three-month and nine-month periods ended September 30, 2018, and 6.5 million shares for each of the three-month and nine-month periods ended September 30, 2017, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Warrant Liabilities

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company’s July 2016 equity financings. In accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“ASC 815-40”), the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with CytRx’s application of ASC 505-50. The gain or loss resulting from the fair value calculation is shown on the Statements of Operations as gain (loss) on warrant liabilities. There were no remaining warrant liabilities at September 30, 2018.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operation.

At September 30, 2018, the Company had cash and cash equivalents of approximately $24.7 million. Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2018 and the first ten months of 2019 of approximately $9.2 million, which includes approximately $0.6 million for our contract liabilities, approximately $1.7 million for the development of a novel companion diagnostic and the pre-clinical development of the new drug candidates at Centurion BioPharma Corporation, approximately $6.9 million for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

We recorded a net loss in the nine-months ended September 30, 2018 of $10.4 million as compared to a net loss in the nine-months ended September 30, 2017 of $30.5 million, or a decrease of $20.1 million. This was due primarily to a decrease in our research and development expenditures in the current nine-month period of $14.5 million as compared to the comparative 2017 period, as our pivotal clinical trial program was licensed to NantCell in July 2017; we also realized a decrease of $3.0 million in general and administrative expenditures, a difference in gain (loss) on the warrant derivative liability of $1.1 million, and a decrease in interest on the term loan of $1.3 million, due to the two balloon principal payments made in the third quarter of 2017.

We made capital expenditures of $11,000 in the nine-month period ended September 30, 2018 as compared to approximately $135,000 in the comparable 2017 period. We do not expect any significant capital spending during the next 12 months.

We received a net amount of $6.5 million from the proceeds of a public offering in May 2018 as compared to a net amount of $14.0 million from the proceeds of a public offering in May 2017. There were no receipts from the exercise of warrants in the current period as compared to $3.2 million of warrant and stock option exercise net proceeds in the comparative 2017 period. We also made principal payments on our Term Loan of $10.0 million and an end fee payment of $1.8 million in the current period as compared to $14 million in principal payments in the comparative period in 2017.

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

Results of Operations

We recorded a net loss of approximately $3.3 million and $10.4 million for the three-month and nine-month periods ended September 30, 2018, respectively, as compared to a net loss of approximately $5.1 million and $30.5 million for the three-month and nine-month periods ended September 30, 2017, respectively. The decrease of $1.8 million in our net loss during the current three-month period resulted primarily from a reduction of $3.8 million in the expenditures related to the aldoxorubicin program, which was licensed to NantCell in July 2017, a decrease in general and administrative expenses of $1.0 million, due primarily to a reduction in legal fees, a decrease in interest expenses of $0.5 million, offset by a difference in gain on the warrant derivative liability of $3.8 million.

We recognized $250,000 of licensing revenue in the three and nine-month periods ended September 30, 2018 and none in the comparative 2017 periods. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensors. During the remainder of 2018, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development expenses	$750	$4,729	$2,706	$16,683
Employee stock option expense	29	(112)	89	519
Depreciation and amortization	131	138	392	473
	$910	$4,755	$3,187	$17,675

Research expenses are those incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are those incurred by us in our efforts to commercialize the findings generated through our research efforts. Our research and development expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $0.8 million and $2.7 million for the three-month and nine-month periods ended September 30, 2018, respectively, and $4.7 million and $16.7 million for the three-month and nine-month periods ended September 30, 2017, respectively.

During the three-month period ended September 30, 2018, the Freiburg Germany drug discovery program expenses were $0.7 million. In the 2017 comparative period, $3.7 million of research and development expenses related to the aldoxorubicin program and its clinical support and the Freiburg drug discovery program expenses were $1.0 million. We recorded approximately $29,000 and $89,000 of employee stock option expense in the three-month and nine-month periods ended September 30, 2018, as compared to ($0.1) million and $0.5 million for the same periods in 2017, respectively.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
General and administrative expenses	$1,952	$2,817	$5,220	$7,819
Non-cash general and administrative expenses	20	33	60	98
Employee stock option expense	384	563	1,218	1,598
Depreciation and amortization	5	6	16	20
	$2,361	$3,419	$6,514	$9,535

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $2.0 million and $5.2 million for the three and nine-month periods ended September 30, 2018, respectively, and $2.8 million and $7.8 million, respectively, for the same periods in 2017.

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees. We recorded, in total, approximately $0.4 million and $1.2 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2018, respectively, as compared to $0.6 million and $1.6 million, respectively, for the same periods in 2017. We recorded approximately $20,000 and $60,000 of non-employee stock option expense in the three-month and nine-month periods, ended September 30, 2018, respectively, and $33,000 and $98,000 for the comparative 2017 periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense

Interest income was approximately $93,000 and $269,000 for the three-month and nine-month periods ended September 30, 2018, respectively, as compared to $120,000 and $271,000, respectively, for the same periods in 2017. This decrease was related to the decrease in cash and cash equivalents and short term investments.

Interest expense was approximately $0.4 million and $1.7 million for the three-month and nine-month periods ended September 30, 2018, respectively as compared to $0.8 million and $3.0 million for the comparative 2017 periods.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2018, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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

CytRx Corporation

Date: November 2, 2018	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

