Form 10-K
period 2018-12-31
CYTRX CORP
filed 2019-03-29
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Securities Act Rule 405). Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Based on the closing price of the Registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 29, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $37.0 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 29, 2019 was 33,637,501.

CYTRX CORPORATION

2018 ANNUAL REPORT ON FORM 10-K

NOTE ON FORWARD-LOOKING STATEMENTS

References throughout this Annual Report on Form 10-K, the “Company,” “CytRx,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CytRx Corporation and its wholly-owned subsidiary.

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

TRADEMARKS

CytRx, LADR and ACDx are some of our trademarks used in this Annual Report. This Annual Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report sometimes appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

PART I

Item 1. BUSINESS

COMPANY OVERVIEW

We are a biopharmaceutical research and development company specializing in oncology. Our focus has been on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7, LADR-8, LADR-9 and LADR-10) were selected based on in vitro and animal preclinical studies, including stability and manufacturing feasibility. In 2018, additional animal efficacy and toxicology testing of these lead candidates was conducted. In addition, a novel albumin companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a wholly owned subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany would no longer be needed and, accordingly, the laboratory was closed at the end of January 2019.

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

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. They have created a “toolbox” of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties.

Their efforts were focused on two classes of ultra-high potency albumin-binding drug conjugates. These drug conjugates combine the proprietary LADR™ linkers with novel derivatives of the auristatin and maytansinoid drug classes. These payloads historically have required a targeting antibody for successful administration to humans. Their drug conjugates eliminate the need for a targeting antibody and provide a small molecule therapeutic option with potential broader applicability.

Centurion’s postulated mechanism of action for the albumin-binding drug conjugates is as follows:

●	after administration, the linker portion of the drug conjugate forms a rapid and specific covalent bond to the cysteine-34 position of circulating albumin;

●	circulating albumin preferentially accumulates at the tumors, bypassing concentration in other non-tumor sites, including the heart, liver and gastrointestinal tract due to a mechanism called “Enhanced Permeability and Retention”;

●	once localized at the tumor, the acid-sensitive linker is cleaved due to the specific conditions within the tumor and in the tumor microenvironment; and

●	free active drug is then released into the tumor.

Centurion’s novel companion diagnostic, ACDx™ (albumin companion diagnostic), was developed to identify patients with cancer who are most likely to benefit from treatment with the four LADR lead assets.

Current Business Strategy

Currently, the Company is working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and are now focused solely on identifying these partnership opportunities In addition, the Company is investigating new opportunities and lines of business.

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

On July 27, 2017, we entered into an exclusive worldwide license with NantCell, Inc. (“NantCell”), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. We also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. We are entitled to receive up to an aggregate of $343 million in potential milestone payments contingent upon achievement of certain regulatory approvals and commercial milestones. We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

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

During 2018, we announced that NantCell was expanding aldoxorubicin’s use by combining it with immunotherapies and cell-based treatments, in metastatic pancreatic cancer, in advanced squamous cell carcinoma of the head, in neck and in advanced pancreatic cancer. In January 2019, we announced NantCell expanded aldoxorubicin’s use combining it in patients with relapsed or refractory colorectal cancer.

Disposition of Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and in February 2019 announced they will initiate filing preparations and seek to meet with the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) mid-2019 to discuss the path to approval. Orphazyme communicated their plan to submit the regulatory filing to the FDA and EMA during the first half of 2020, with potential action expected during the second half of 2020. CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, with royalties from potential sales and potential additional milestone payments.

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

Research and Development

Expenditures for research and development activities related to continuing operations were $0.4 million in 2018 and $19.8 million for the year ended December 31, 2017, or approximately 5% and 60%, respectively, of our total expenses. For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

We are searching for a development and commercialization partner for our LADR drug candidates and do not currently plan on commercializing them ourselves.

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

As of December 31, 2018, we have one pending U.S. patent application, fourteen pending foreign patent applications and two pending international applications covering our LADRTM-related technology including LADR-7, LADR-8, LADR-9 and LADR-10. The un-extended patent term of patents that issue covering our LADRTM-related technology is between June 2036 and November 2038. We also have one pending provisional U.S. patent application covering our albumin companion diagnostic (ACDxTM). The un-extended patent term of patents that issue covering our ACDxTM is July 2039. The patents and patent applications covering our LADRTM-related technology, and ACDxTM are assigned to Centurion BioPharma Corporation. In conjunction with our July 27, 2017 NantCell licensing agreement, we granted NantCell an exclusive license to all our aldoxorubicin-related patents, including the rights in four granted U.S. patents, forty-eight granted foreign patents, three pending U.S. patent applications, and eleven pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from Vergell Medical, S.A. or Vergell, to U.S. and foreign patents and patent applications. Patents and applications that cover pharmaceutical compositions of aldoxorubicin, processes for their production, and their use in treatment methods (e.g., cancer (including glioblastoma), viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have un-extended patent terms expiring between June 2020 and June 2034.

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

The agreement will expire on a product-by-product basis upon the expiration of the subject patent rights. We have the right to terminate the agreement on 30 days’ notice, provided we pay a cash penalty to Vergell. Vergell may terminate the agreement if we are in breach and the breach is not cured within a specified cure period, or if we fail to use diligent and commercial efforts to meet specified clinical milestones.

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

There are many companies developing antibody-drug conjugates (ADC) for the treatment of cancer that use the same classes of cytotoxic payloads as we are currently using. These include Takeda Pharmaceutical Co. Ltd. and Seattle Genetics Inc. who market Adcetris®, and F. Hoffmann-LaRoche Ltd./Genentech who market Kadcyla®. According to www.clinicaltrials.gov, there are approximately 75 clinical trials testing an ADC that are either on-going or currently enrolling. Other companies have created or have programs to create potent cell-killing agents for attachment to antibodies or other targeting agents. These companies may compete with us for technology out-license arrangements.

In addition to ADCs, we face competition from other nanomedicine platforms developing targeted therapies, including platforms focused on nanoparticles and liposomes. Non-ADC therapies may be in development for the cancer types we or our partners elect to pursue. Further, these companies may also compete with us for technology out-license arrangements.

Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies and biotechnology companies may result in new compounds that may compete with our product candidates. More recently, immuno-oncology therapies that stimulate the body’s own defense system to attack cancers are being developed by certain of these companies and some have been approved for use as cancer therapeutics. In the future, immuno-oncology agents including cell therapies, targeted therapies or cytotoxic treatments may compete with our product candidates. Other companies have created or have programs to create potent cell-killing agents for attachment to tumor targeting agents. These companies may compete with us for technology out-license arrangements.

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

Employees

As of March 29, 2019, we had six employees.

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

Potential Strategic Alternatives

From time to time, we may consider strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include the acquisition of or strategic partnership with one or more parties or the licensing of some of our proprietary technologies. See “Item 1A – Risk Factors – The impact and results of our exploration of strategic alternatives are uncertain and may not be successful.”

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

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $12.7 million for the year ended December 31, 2018 and $35.0 million for the year ended December 31, 2017 and had an accumulated deficit as of December 31, 2018 of $456.9 million. We are likely to continue to incur losses unless and until we are able to earn milestones and royalties from our existing licensing agreements and/or conclude a successful strategic partnership for our LADR technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.

Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities under our “shelf” registration statements on Form S-3 filed with the SEC and proceeds from the exercise of options and warrants to generate funds needed to finance our business and operations. We will need to raise additional capital to, among other things:

●	fund development of product candidates based on our LADR™ technology;

●	finance our general and administrative expenses;

●	acquire or license new technologies;

●	prepare, file, prosecute, maintain, enforce and defend our patent and other proprietary rights; and

●	develop and implement sales, marketing and distribution capabilities to successfully commercialize any product for which we obtain marketing approval and choose to market ourselves.

The depressed market price of our common stock may severely limit our ability to continue to raise capital, because the aggregate or market value of our common stock held by non-affiliates, referred to as our “public float,” as of the filing date of this Annual Report is less than $75 million. As a result, under Instruction I.B.6 to Form S-3 the aggregate amount of securities that we can offer and sell under our “shelf” registration statements in any 12-month period cannot exceed one-third of our public float. Furthermore, as of March 29, 2019, we only have approximately 5.3 million shares of common stock that are authorized and unissued or unreserved. We would need approval of our stockholders to increase our authorized shares of our common stock in order to raise additional capital in excess of this amount.

At December 31, 2018, we had cash and cash equivalents of approximately $21.4 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2019 and the first three months of 2020 of approximately $7.5 million (unaudited), which includes approximately $0.8 million (unaudited) for payments related to our Freiburg lab, and approximately $6.7 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs. We also may have to license to other companies our product candidates or technologies that we would prefer to develop and commercialize ourselves.

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

Under our agreement with NantCell, they may opt out of a project by giving us twelve months’ prior written notice. If NantCell were to exercise its right to opt out of a program or to terminate the licensing agreement, the development and commercialization of aldoxorubicin would be adversely affected, our potential for generating revenue from this program would be adversely affected and attracting new partners would be made more difficult.

Much of the potential revenue from our existing and future arrangement with NantCell will consist of contingent payments, such as payments for achieving development and commercialization milestones and royalties payable on commercial sales of successfully developed aldoxorubicin. The milestone, royalty and other revenue that we may receive under this arrangement will depend upon our, and NantCell’s ability to successfully develop, introduce, market and sell aldoxorubicin. We will not be directly involved in this process and will depend entirely on NantCell, which may fail to develop or effectively commercialize aldoxorubicin because they:

●	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

●	do not have sufficient resources necessary to carry aldoxorubicin through clinical development, regulatory approval and commercialization;

●	cannot obtain the necessary regulatory approvals for aldoxorubicin; or

●	decide to pursue a competitive drug candidate.

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

Numerous factors could affect the timing, cost or outcome of our product development efforts, including the following:

●	difficulty in enrolling patients in conformity with required protocols or projected timelines;

●	requirements for clinical trial design imposed by the FDA;

●	unexpected adverse reactions by patients in trials;

●	difficulty in obtaining clinical supplies of the product;

●	changes in or our inability to comply with FDA or foreign governmental product testing, manufacturing or marketing requirements;

●	regulatory inspections of clinical trials or manufacturing facilities, which may, among other things, require us or our manufacturers or licensees to undertake corrective action or suspend or terminate the affected clinical trials if investigators find them not to be in compliance with applicable regulatory requirements;

●	inability to generate statistically significant data confirming the safety and efficacy of the product being tested;

●	modification of the product during testing; and

●	reallocation of our limited financial and other resources to other clinical programs.

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

Furthermore, even if we obtain regulatory approvals, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	fines, warning letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; and

●	injunctions or the imposition of civil or criminal penalties.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, aldoxorubicin has shown encouraging preliminary clinical results in our Phase 2b clinical trial as a treatment for STS; however, these conclusions may not be reproduced in future clinical trial results; for instance, the Phase 3 pivotal clinical trial testing aldoxorubicin as a treatment for STS narrowly missed statistical significance although it demonstrated a statistically significant improvement in PFS over investigator’s choice in 312 patients treated in North America plus Australia . Accordingly, our development partner may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of aldoxorubicin for any indication.

Further, we may experience delays in clinical trials of our product candidates. We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory approval to commence a trial;

●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	obtaining institutional review board approval at each clinical trial site;

●	recruiting suitable patients to participate in a trial;

●	having patients complete a trial or return for post-treatment follow-up;

●	clinical trial sites deviating from trial protocol or dropping out of a trial;

●	adding new clinical trial sites; or

●	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

If a third-party claims that we are infringing on its proprietary rights, any of the following may occur:

●	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

●	we may become liable for substantial damages for past infringement if a court decides that our technology infringes a competitor’s patent;

●	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

●	we may have to redesign our product candidates or technology so that it does not infringe patent rights of others, which may not be possible or commercially feasible.

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

We currently expect that any drugs we develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:

●	they are “incidental” to a physician’s services;

●	they are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice;

●	they are not excluded as immunizations; and

●	they have been approved by the FDA.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Further, on December 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the ACA. While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal and replace elements of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic products that are demonstrated to be “highly similar” or “biosimilar or interchangeable” with an FDA-approved biologic product. This new pathway could allow competitors to reference data from biologic products already approved after 12 years from the time of approval. This could expose us to potential competition by lower-cost biosimilars even if we commercialize a product candidate faster than our competitors. Moreover, the creation of this abbreviated approval pathway does not preclude or delay a third party from pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical trial data. Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the time for Medicare contractors to recoup Medicare overpayments to providers from three to five years. Additionally, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a “Blueprint”, or plan, to reduce the cost of drugs. The current administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse enforcement, and expansion of new programs, such as Medicare payment for performance initiatives.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

As a result, these competitors may:

●	succeed in developing competitive products sooner than us or our strategic partners or licensees;

●	obtain FDA or foreign governmental approvals for their products before we can obtain approval of any of our products;

●	obtain patents that block or otherwise inhibit the development and commercialization of our product candidate candidates;

●	develop products that are safer or more effective than our products;

●	devote greater resources than us to marketing or selling products;

●	introduce or adapt more quickly than us to new technologies and other scientific advances;

●	introduce products that render our products obsolete;

●	withstand price competition more successfully than us or our strategic partners or licensees;

●	negotiate third-party strategic alliances or licensing arrangements more effectively than us; and

●	take better advantage than us of other opportunities.

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

The agreement relating to our worldwide rights to aldoxorubicin provides for our payment of up to an aggregate of $7.5 million upon meeting specified clinical and regulatory milestones up to and including the product’s second, final marketing approval. We also will be obliged to pay:

●	commercially reasonable royalties based on a percentage of net sales (as defined in the agreement);

●	a percentage of any non-royalty sub-licensing income (as defined in the agreement); and

●	milestones of $1,000,000 for each additional final marketing approval that we might obtain.

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

Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have operated our drug discovery laboratory and LADR™ development program since October 2014. Accordingly, we have a limited operating history in conducting our own drug discovery programs. Consequently, there is limited information for investors to use as basis for assessing the viability of our drug discovery efforts. Investors must consider the risks and difficulties inherent in drug discovery and pre-clinical activities, including the following:

●	difficulties, complications, delays and other unanticipated factors in connection with the development of new drugs;

●	competition from companies that have substantially greater assets and financial resources than we have;

●	our ability to anticipate and adapt to a competitive market and rapid technological developments; and

●	our need to rely on multiple levels of complex financing agreements with outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry.

●	We cannot be certain that we will successfully address these risks or that our drug discovery efforts will be successful. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected. We also may be required to reduce or discontinue altogether our drug discovery and pre-clinical programs.

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

Risks Associated with Our Common Stock

If we fail to meet the requirements for continued listing on the NASDAQ Stock Market, our common stock would likely be delisted from trading on NASDAQ, which would likely reduce the liquidity of our common stock and could cause our trading price to decline.

Our common stock is currently listed for quotation on the NASDAQ Stock Market. We are required to meet specified financial and trading requirements in order to maintain our listing on NASDAQ, including maintaining a trading price of our common stock of at least $1.00 per share. On November 23, 2018, we received notice from Nasdaq that the closing bid for our common stock had been below $1.00 for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on NASDAQ under Nasdaq Listing Rule 5550(a)(2). The notice indicates that we will have 180 calendar days, or until May 23, 2019, to regain compliance with this requirement.

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

If we fail to satisfy NASDAQ’s continued listing requirements, our common stock would likely be delisted from NASDAQ and our common stock would instead trade on the OTC Markets, such as OTCQX. Any potential delisting of our common stock from NASDAQ would likely result in decreased liquidity and increased volatility of our common stock, and would likely cause our trading price to decline.

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

The market price of our common stock in 2018 ranged from $0.33 to $2.35 per share, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:

●	announcements of interim or final results of our clinical trials or our drug discovery activities;

●	announcements of regulatory developments or technological innovations by us or our competitors;

●	changes in our relationship with our licensors and other strategic partners;

●	our quarterly operating results;

●	litigation involving or affecting us;

●	shortfalls in our actual financial results compared to our guidance or the forecasts of stock market analysts;

●	developments in patent or other technology ownership rights;

●	acquisitions or strategic alliances by us or our competitors;

●	public concern regarding the safety of our products; and

●	government regulation of drug pricing.

Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.

As of December 31, 2018, we had outstanding stock options to purchase 2,555,835 shares of our common stock at a weighted-average exercise price of $10.69 per share and outstanding warrants to purchase 693,196 shares of common stock at a weighted-average exercise price of $7.16 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

There can be no assurance that we will not suffer from material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly consolidated financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our consolidated financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

Although we carry director’s and officer’s and other liability insurance, we must pay the first legal fees and other litigation expenses incurred up to the application retention, or deductible, amounts under our insurance policies, and the insurance may not be sufficient to cover all of the liabilities that we may incur in connection with the pending or possible future legal actions. As a result, any future legal actions may adversely affect out financial condition.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 5,739 square feet of office and storage space and expires in February 2020. Our monthly rent is $21,008, which is subject to annual increases. In addition to the monthly rent, we are responsible for paying our allocable portion of operating expenses. We have an option to extend the term of the lease for a five-year period and a right of first offer during the extended lease term to lease any available space on the sixth floor of the premises, subject to the terms and conditions set forth in the lease agreement. We also lease additional storage space for approximately 540 square feet. This lease expires in February 2020, and requires us to make monthly payments of $1,257, subject to annual increases.

We lease laboratory space in Freiburg, Germany, covering approximately 752 square meters (8,094 square feet). Our monthly rent is €10,070 (approximately $11,377). The amended lease expires on September 30, 2020, and we have an option to extend the term of the lease for up to three additional three-year periods, although we are currently negotiating to either sub-lease or sell these rights.

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other matters arising from the normal course of business. During 2018, we resolved various shareholder derivative actions and a class action lawsuit that were pending against us. As of December 31, 2018, we were not involved in any material pending legal proceedings.

We intend to vigorously defend against any complaint. We have directors’ and officers’ liability insurance, which will be utilized in the defense of any such matter.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	High	Low
Fiscal Year 2018:
Fourth Quarter	$1.10	$0.33
Third Quarter	$1.29	$1.00
Second Quarter	$2.05	$1.06
First Quarter	$2.35	$1.50

Fiscal Year 2017:
Fourth Quarter	$2.94	$1.65
Third Quarter	$6.00	$2.40
Second Quarter	$5.94	$2.52
First Quarter	$3.06	$2.28

Holders

On March 29, 2019, there were approximately 282 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2018, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Number of Issued Shares of Restricted Stock	(c) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock, Warrants and Rights	Number of Securities Remaining Available for issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) and (b)
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	15,207	—	$37.22	—
2008 Stock Incentive Plan	2,540,628	775,194	8.57	—
Equity compensation plans not approved by our security holders:
Outstanding warrants (1)	693,196	—	7.16	—
Total	3,249,031	775,194	$8.44	—

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

Comparison of Cumulative Total Returns

The following line graph presentation compares cumulative total stockholder returns of CytRx with The NASDAQ Stock Market Index and The NASDAQ Pharmaceutical Index (the “Peer Index”) for the five-year period from December 31, 2014 to December 31, 2018. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 31, 2013, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.

	December 31,
	2014	2015	2016	2017	2018
CytRx Corporation	-56.29	-3.28	-85.97	-24.22	-73.44
The NASDAQ Stock Market Index	14.75	6.96	8.87	29.64	-2.84
The NASDAQ Pharmaceutical Index	30.51	5.82	-21.99	19.61	-4.76

Recent Issuances of Unregistered Securities

None.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2018.

Item 6. SELECTED FINANCIAL DATA

Not applicable

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

Overview

CytRx Corporation

We are a biopharmaceutical research and development company specializing in oncology. Our focus has been on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7, LADR-8, LADR-9 and LADR-10) were selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. In 2018, additional animal efficacy and toxicology testing of these lead candidates was conducted. In addition, a novel albumin companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a private wholly owned subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany would no longer be needed and, accordingly, the lab was closed at the end of January 2019 and the pre-clinical laboratory was treated as discontinued operations.

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. They have created a “toolbox” of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties.

Their efforts were focused on two classes of ultra-high potency albumin-binding drug conjugates. These drug conjugates combine the proprietary LADR™ linkers with novel derivatives of the auristatin and maytansinoid drug classes. These payloads historically have required a targeting antibody for successful administration to humans. Their drug conjugates eliminate the need for a targeting antibody and provide a small molecule therapeutic option with potential broader applicability.

Centurion’s postulated mechanism of action for the albumin-binding drug conjugates is as follows:

●	after administration, the linker portion of the drug conjugate forms a rapid and specific covalent bond to the cysteine-34 position of circulating albumin;

●	circulating albumin preferentially accumulates at the tumors, bypassing concentration in other non-tumor sites, including the heart, liver and gastrointestinal tract due to a mechanism called “Enhanced Permeability and Retention”;

●	once localized at the tumor, the acid-sensitive linker is cleaved due to the specific conditions within the tumor and in the tumor microenvironment; and

●	free active drug is then released into the tumor.

Centurion’s novel companion diagnostic, ACDx™ (albumin companion diagnostic), was developed to identify patients with cancer who are most likely to benefit from treatment with the four LADR lead assets.

During much of 2018, CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic.

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

On July 27, 2017, we entered into an exclusive worldwide license with NantCell, Inc. (“NantCell”), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. We also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. We are entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and we recently secured long-term financing. We also have received limited funding from our strategic partners and licensees.

At December 31, 2018, we had cash and cash equivalents of approximately $21.4 million Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2019 and the first three months of 2020 of approximately $7.5 million (unaudited), which includes approximately $0.8 million (unaudited) for payments related to our Freiburg lab, and approximately $6.7 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Disposition of Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and in February 2019 announced they will initiate filing preparations and seek to meet with the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) mid-2019 to discuss the path to approval. Orphazyme communicated their plan to submit the regulatory filing to the FDA and EMA during the first half of 2020, with potential action expected during the second half of 2020. CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties from potential sales and potential additional milestone payments.

Research and Development

Expenditures for research and development activities related to continuing operations were $0.4 million in 2018 and $19.8 million for the year ended December 31, 2017 or approximately 5% and 60%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

Our currently projected expenditures for 2019 includes approximately $0.8 million for payments related to the Freiburg lab closure. The actual cost of our pre-clinical program could differ significantly from our current projections due to any additional requirements or delays, or if actual costs are higher than current management estimates for other reasons. In the event that actual costs of our clinical programs, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

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

Discontinued Operations

On December 21, 2018, the Company announced that its pre-clinical lab operations had successfully completed its objectives – namely, it has developed four lead compounds, LADR 7, LADR-8, LADR-9 and LADR 10 along with a companion diagnostic (ACDx). Accordingly, the Company terminated the contracts of all its employees at this location and closed the lab at the end of January 2019.

The Company currently has a lease expiring in September 2020 at a cost of 10,070 Euros ($11,377) monthly. However it is currently negotiating with a third party to sub-lease the premises or take over the entire liability of the lease. The Company sold its analytical equipment in March 2019 and accordingly has classified these assets as current assets held for sale and has written down these assets by $0.2 million. In addition, it plans on selling the office and lab furniture along with the leasehold improvements to a third party. The Company estimates the value of these assets are greater than their net book value and so no write-down has been recorded. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

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

Our significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report. We believe the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Cash Equivalents

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

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles. We adopted the new standard on January 1, 2018 by applying the modified retrospective method to all contracts that were not completed as of that date. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods or services promised within each contract and determines those that are performance obligations. Revenue is recognized when each distinct performance obligation is satisfied. CytRx will include the variable consideration related to milestones from strategic alliances if it no longer considers it probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. Monies received for license fees are deferred and recognized ratably over the performance period in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605-25, Revenue Recognition – Multiple-element Arrangements (“ASC 605-25”). Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed substantive and we have no other performance obligations related to the milestone and collectability is reasonably assured, which is generally upon receipt, or recognized upon termination of the agreement and all related obligations. Deferred revenue represents amounts received prior to revenue recognition.

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

Stock-based Compensation

Our stock-based employee compensation plans are described in Note 14 of the Notes to Consolidated Financial Statements. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

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

Net Loss Per Share

Basic net loss per common share attributable to common shareholders is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 3.2 million and 7.6 million at December 31, 2018 and 2017, respectively, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Potential Strategic Alternatives

From time to time, we may consider strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include the acquisition of or strategic partnership with one or more parties or the licensing of some of our proprietary technologies. See “Item 1A – Risk Factors – The impact and results of our exploration of strategic alternatives are uncertain and may not be successful.”

Liquidity and Capital Resources

General

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. We also have received limited funding from our strategic partners and licensees. At December 31, 2018, we had cash and cash equivalents of approximately $21.4 million Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2019 and the first three months of 2020 of approximately $7.5 million (unaudited), which includes approximately $0.8 million (unaudited) for payments related to our Freiburg lab, and approximately $6.7 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Discussion of Operating, Investing and Financing Activities

Net loss for the year ended December 31, 2018 was $12.7 million, and cash used for operating activities for that period was $10.9 million. The net loss reflects $1.6 million of stock option and warrant expense, interest expense on the Term Loan of $1.2 million and a non-cash gain of $0.5 million on the fair value adjustment of the warrant liability.

Net loss for the year ended December 31, 2017 was $35.0 million, and cash used for operating activities for that period was $27.1 million. The net loss reflects $3.3 million of stock option and warrant expense, interest expense on the Term Loan of $3.8 million and a non-cash gain of $1.4 million on the fair value adjustment of the warrant liability.

For the year ended December 31, 2018, no money was provided by investing activities, and $11,000 was used for the purchase of equipment and furnishings.

For the year ended December 31, 2017, no money was provided by investing activities, and $0.1 million was used for the purchase of equipment and furnishings.

Cash provided by financing activities for the year ended December 31, 2018 was $6.5 million, which were the net proceeds received from our May 2018 public offering. We also made principal Term Loan payments of $10.0 million and a loan end fee payment of $1.8 million.

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

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Payments due by periods as of December 31, 2018
Contractual Obligations	Total	Year 1	Years 2 and 3	Years 4 and 5	Years 6 and beyond
Operating lease obligations	$579	$416	$163	$—	$—
Employment obligations	3,571	1,457	2,114	—	—
Total contractual obligations	$4,150	$1,873	$2,277	$—	$—

(1)	Operating leases are primarily our facility lease obligations, as well as equipment and software lease obligations with third party vendors.
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

Net Operating Loss Carryforwards

At December 31, 2018, we had federal and state net operating loss carryforwards of $323.4 million and $248.3 million, respectively, available to offset against future taxable income, which expire in 2019 through 2038.

As a result of a change in-control that occurred in the CytRx shareholder base in 2013, approximately $74.5 million in federal net operating loss carryforwards became substantially limited in their annual availability. We currently believe that the remaining $248.3 million in federal net operating loss carryforwards, and the $248.3 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2018, we also had research and development tax credits for federal and state purposes of approximately $16.0 million and $22.0 million, respectively, available for offset against future income taxes, which expire in 2023 through 2038. Based on an assessment of all available evidence including, but not limited to, our limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

We incurred a net loss of $12.7 million and $35.0 million for the years ended December 31, 2018 and 2017, respectively.

During 2018 and 2017, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by our licensees

Due to the nature of research and development, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.

Research and Development from Continuing Operations

	Years Ended December 31,
	2018	2017
	(In thousands)
Research and development expenses	$389	$15,509
Non-cash research and development expenses	—	12
Employee stock and stock option expense	—	326
Total	$389	$15,847

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses incurred during 2018 were minimal since the expenses related to our Freiburg Germany drug discovery program are presented in the discontinued operations. In 2017 these expenses related to our various development programs, which wound down during 2017. These 2017 expenses included $11.7 million for our clinical programs for aldoxorubicin and approximately $3.8 million for general operations of our clinical program, including licensing fees.

As compensation to consultants, or in connection with the acquisition of technology, we sometimes issue shares of common stock, stock options and warrants to purchase shares of common stock. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received, whichever is more reliably measurable. In 2018, we recorded no such non-cash expense as compared to $11,600 in 2017. In 2018, we recorded no employee stock and stock option expense as compared to $0.3 million in 2017.

General and Administrative from Continuing Operations

	Year Ended December 31,
	2018	2017
	(In thousands)
General and administrative expenses	$6,459	$9,718
Stock, stock option and warrant expenses to non-employees and consultants	73	874
Employee stock and stock option expense	1,548	1,910
Total	8,080	$12,502

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $6.5 million and $9.7 million in 2018 and 2017, respectively. In 2018, the general and administrative expenses decreased by 33%, due to a decrease of $2.5 million in professional fees with the wrap-up of litigation and $0.5 million in insurance premiums due to a one-time refund in premiums. In 2017, the general and administrative expenses decreased by 12.3%, primarily due to a decrease in salaries, since 2016 included pre-commercialization activities in the first half of the year.

From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received whichever we can measure more reliably. In 2018, we recorded $0 million of such expenses, as compared to $0.9 million in 2017. We recorded employee stock option expense of $1.5 million and $1.9 million in 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2018 and 2017 were approximately $29,000 and $0.1 million, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $0.4 million in 2018 and $0.4 million in 2017. The variance between years is attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.

Interest Expense

On February 5, 2016, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (“HTGC”), as administrative agent and lender, and Hercules Technology III, L.P., as lender, which was fully repaid on August 1, 2018. Total interest expense in 2018 was $1.7 million and $3.8 million in 2017.

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

Under the new standard the NantCell Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when NantCell obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement. The contract liability was further reduced to $50,000 as of December 31, 2018.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with our other deferred tax assets. The update 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the “Act”), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued an ASU entitled “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under current accounting standards the Company’s lease portfolio consists primarily of operating leases and is not recognized on its consolidated balance sheets. The new standard also requires expanded disclosures regarding leasing arrangements. The new standard is effective for the Company beginning January 1, 2019. In July 2018, the FASB issued ASU No. 2018- 11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated.

The Company will adopt ASC 842 as of January 1, 2019, using the alternative modified transition method and will record a cumulative-effect adjustment to the opening balance of retained earnings as of that date. Prior periods will not be restated. The Company has also substantially completed its evaluation of the impact on the Company’s lease portfolio. As a result of the implementation of this ASU, we expect to recognize right-of-use assets of approximately $0.5 million, offset by a corresponding lease liability.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2018, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, together with the reports thereon of our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2018, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018, as described further below.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to have a material effect, on our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Edition) (“the Framework”). Based upon management’s assessment using the criteria contained in COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director (1)	Position
Steven A. Kriegsman	77	II	Director, Chairman of the Board and Chief Executive Officer
Louis Ignarro, Ph.D.	77	I	Lead Director (2) (3) (4) (5)
Joel Caldwell	63	III	Director (2) (4) (5)
Earl Brien. M.D.	58	III	Director (2) (3) (4) (5)
Eric Curtis	51	—	Chief Operating Officer and President
John Y. Caloz	67	—	Chief Financial Officer

(1)	Our Class I director serves until the 2019 annual meeting of stockholders, our Class II directors serve until the 2020 annual meeting of stockholders, and our Class III directors serve until the 2021 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Caldwell is Chairman of the Committee.

(3)	Members of our Nominating and Corporate Governance Committee. Dr. Ignarro is Chairman of the Committee.

(4)	Members of our Compensation Committee. Dr. Ignarro is Chairman of the Committee.

(5)	Members of our Strategy Committee. Dr. Brien is Chairman of the Committee.

Steven A. Kriegsman has been CytRx’s Chief Executive Officer and a director since July 2002. In October 2014, he was elected Chairman of the Board. Mr. Kriegsman served on the boards of directors of Galena Biopharma, Inc. from 2009 until 2016 and Catasys, Inc. from November 2013 to August 2015. He previously served as Director and Chairman of Global Genomics from June 2000 until 2002. Mr. Kriegsman is an inactive Chairman and the founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors’ College

Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been a guest speaker and lecturer at various universities including California Institute of Technology (Caltech), Brown University, and New York University. He also was an instructor at York College in Jamaica (Queens), NY, where he taught business to a diverse group of students in York’s adult education program. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the California Health Institute, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, the American Association of Dance Companies and the Palisades-Malibu YMCA.

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

Joel Caldwell joined our Board of Directors on July 12, 2017. He brings more than 30 years of experience in tax matters, finance, and internal auditing. He retired from Southern California Edison, one of the nation’s largest public utilities, where he had been employed for 28 years in various executive-level accounting and finance positions covering Internal Audits, Executive Compensation, Long Term Finance, Employee Benefits and, most recently prior to his retirement, Sarbanes-Oxley Internal Controls Compliance. He also worked in public accounting at the firm of Arthur Andersen & Co. In 1980, Mr. Caldwell earned his MBA with a major in finance from the University of California at Berkeley. Prior to that, he received a Bachelor of Science degree in Accounting and Finance, also from the University of California at Berkeley. He has been a Certified Public Accountant in California since 1982 and a Certified Internal Auditor since 1986. Mr. Caldwell volunteers his business skills, serving as a financial advisor on the board of trustees of a charitable organization, and continues his involvement with track and field sports by volunteering as a meet official at Pacific Palisades Charter High School. He is a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Mr. Caldwell’s diverse background in accounting, auditing and finance, along with his accreditation as a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants will provide the board with a balanced perspective to enhance its stewardship and fulfill his role as the named financial expert on our Audit Committee.

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

Eric Curtis joined us in May 2018 as our Chief Operating Officer and President, following a brief tenure providing strategic consultancy services to us. Mr. Curtis also serves as the Chief Executive Officer of our wholly-owned subsidiary, Centurion BioPharma Corporation. He brings 25 years of life science leadership experience, with oncology and orphan diseases his specialty. Mr. Curtis was instrumental in the US and global development and commercialization of many successful drugs, including Votrient®, Doxil®, Velcade®, Benlysta®, Tykerb® and Adempas®. Prior to joining CytRx, Mr. Curtis served as President, U.S. Commercial at Aegerion Pharmaceuticals (now Novelion Therapeutics), Vice President and General Manager – Rare Disease/Cardiopulmonary Business Unit at Bayer Healthcare, and in positions of increasing responsibility at GlaxoSmithKline, culminating in his role as Vice President, Marketing and Global Commercial Leader. Mr. Curtis earned a Master of Business Administration degree from Pennsylvania State University and holds a Bachelor of Science degree from the University of Pittsburgh, where he double-majored in Business and Psychology.

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

Diversity

Our board of directors, acting through the Nomination and Governance Committee, is responsible for assembling for stockholder consideration director-nominees who, taken together, have appropriate experience, qualifications, attributes, and skills to function effectively as a board. The Nomination and Governance Committee periodically reviews the composition of the board of directors in light of our changing requirements, its assessment of the board of directors’ performance, and the input of stockholders and other key constituencies. The Nomination and Governance Committee looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to board service. In addition, the Nomination and Governance Committee seeks to include on the board of directors a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the board of directors confronts. These individual qualities can include matters such as experience in our company’s industry, technical experience (i.e., medical or research expertise), experience gained in situations comparable to the company’s, leadership experience, and relevant geographical diversity.

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

Our board of directors has determined that Mr. Caldwell, one of the independent directors serving on our Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules. Our board of directors has determined that Dr. Ignarro, Mr. Caldwell and Dr. Brien are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2018 and 2017 by Steven A. Kriegsman, John Y. Caloz and Felix Kratz, who are considered our “named executive officers” during the year ended December 31, 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Steven A. Kriegsman
Chief Executive Officer	2018	850,000	150,000	—	13,700	1,013,700
	2017	850,000	150,000	953,300	13,700	1,967,000

John Y. Caloz
Chief Financial Officer and Treasurer	2018	400,000	100,000	—	—	500,000
	2017	400,000	100,000	77,000	—	577,000

Felix Kratz, Ph.D.,
Vice President –
Drug Development (4)	2018	225,000	77,000	—	—	302,000
	2017	222,400	76,000	33,000	—	331,400

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year, with the exception of Dr. Kratz, who received 50% of his stay bonus in January 2019.

(2)

The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, inclusive of Mr. Kriegsman’s restricted stock award, in accordance with ASC 718, “Share Based-Payment.” The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

(3)	Represents life insurance premiums.

(4)	Dr. Kratz’s employment contract was not renewed for 2019.

2018 Grants of Plan-Based Awards

No stock options nor restricted stock were granted in 2018.

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

2000 Plan and 2008 Plan Descriptions

The 2000 Plan and the 2008 Plan, or the Plans, are administered by the Compensation Committee of our board of directors. The Compensation Committee has the power, authority and discretion to:

●	designate participants;

●	determine the types of awards to grant to each participant and the number, terms and conditions of any award;

●	establish, adopt or revise any rules and regulations as it may deem necessary or advisable to administer the Plan; and

●	make all other decisions and determinations that may be required under, or as the Compensation Committee deems necessary or advisable to administer, the Plan.

Awards under the 2000 Plan

The 2000 Plan expired on August 6, 2010, and thus no shares are available for future grant under the 2000 Plan.

Awards under the 2008 Plan

The 2008 Plan expired on November 20, 2018, and thus no shares are available for future grant under the 2008 Plan.

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

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2018 by each of our named executive officers were issued under our 2000 Plan and 2008 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2018:

2018 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven A. Kriegsman	69,445	(1)	138,889	1.75	12/14/27
President and Chief Executive Officer	387,597	(4)	—	n/a	n/a
	138,889	(1)	69,445	2.58	12/14/26
	166,666	(1)	—	14.64	12/14/25
	100,000	(1)	—	12.90	12/09/24
	154,167	(3)	—	27.96	12/09/23
	12,363		—	14.76	3/07/23
	83,334		—	10.98	12/10/22
	23,810		—	13.02	12/11/21
	17,858		—	42.42	12/14/20
	17,858		—	44.10	12/10/19

John Y. Caloz	19,445	(1)	38,889	1.75	12/14/27
Chief Financial Officer and Treasurer	38,889	(1)	19,444	2.58	12/14/26
	50,000	(1)		14.64	12/14/25
	33,334		—	12.90	12/14/24
	25,000	(3)	—	27.96	12/09/23
	16,667		—	10.98	12/10/22
	4,762		—	13.02	12/11/21
	1,191		—	42.42	12/14/20
	2,976		—	44.10	12/10/19
	1,191		—	12.60	01/02/19

Felix Kratz, Ph.D.
Vice-President – Drug Discovery	12,500	(2)	12,500	1.75	12/14/27
	16,667	(2)	—	2.58	12/14/26
	12,500	(2)	—	14.64	12/09/25
	10,000		—	12.90	12/10/24
	16,667		—	24.90	3/14/24

(1)

These options vest in 36 equal monthly installments, subject to the named executive officer’s remaining in our continuous employ through such dates. All stock options held by Mr. Kriegsman provide for (a) vesting, in full, of the stock options in the event of, and upon, FDA approval to market aldoxorubicin and in the event of the termination of his employment by us without “cause” or due to his “disability,” his resignation for “good reason” or his death and (b) the extended exercisability for their full term of all vested options in the event of the termination of his employment other than a termination by us with “cause” or his resignation without “good reason.”

(2)	These options vest in equal bi-monthly installments, subject to the named executive officer’s remaining in our continuous employ through such dates.

(3)	The options were re-priced from $14.34 to $27.96 on June 1, 2015, with no change to the expiration date of the options.

(4)	Represents restricted stock fully-vested at December 31, 2018. On December 15, 2017, Mr. Kriegsman was granted 387,597 shares of restricted stock, which vest over three years in equal amounts. On December 15, 2016, Mr. Kriegsman was granted 387,597 shares of restricted stock, which vest over three years in equal annual amounts.

Employment Agreements and Potential Payment upon Termination or Change in Control

Employment Agreement with Steven A. Kriegsman

On March 26, 2019, CytRx signed an amended and restated employment agreement with Mr. Kriegsman pursuant to his continued employment as Chief Executive Officer. The employment agreement will expire on December 31, 2021 but will automatically renew following the expiration date for successive additional one-year periods, unless either Mr. Kriegsman or we elect not to renew it.

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

Mr. Kriegsman is eligible to receive grants of options to purchase shares of our common stock. The number and terms of those options, including the vesting schedule, will be determined by our board of directors (or its Compensation Committee) in its sole discretion. In his employment agreement, however, we have agreed that all stock options held by Mr. Kriegsman will provide for (a) vesting, in full, of the stock options in the event of, and upon, FDA approval to market aldoxorubicin and in the event of the termination of Mr. Kriegsman’s employment by us without “cause” or due to his “disability,” his resignation for “good reason” or his death and (b) ) the extended exercisability for their full term of all vested options in the event of the termination of his employment by us without “cause,” his resignation for “good reason,” due to his disability or his death.

In Mr. Kriegsman’s employment agreement, we have agreed that, if he is made a party, or threatened to be made a party, to a suit or proceeding by reason of his service to us, we will indemnify and hold him harmless from all costs and expenses to the fullest extent permitted or authorized by our certificate of incorporation or bylaws, or any resolution of our board of directors, to the extent not inconsistent with Delaware law. We also have agreed to advance to Mr. Kriegsman such costs and expenses upon his request if he undertakes to repay such advances if it ultimately is determined that he is not entitled to indemnification with respect to the same. These employment agreement provisions are not exclusive of any other rights to indemnification to which Mr. Kriegsman may be entitled and are in addition to any rights he may have under any policy of insurance maintained by us.

If his employment agreement is not renewed by us or by Mr. Kriegsman, or in the event we terminate Mr. Kriegsman’s employment without “cause” (as defined), or if Mr. Kriegsman terminates his employment with “good reason” (as defined), in either case whether during or following the term of his employment agreement (i) we have agreed to pay Mr. Kriegsman a lump-sum equal to his salary and prorated minimum annual bonus through to his date of termination, plus his salary and minimum annual bonus for a period of three years after his termination date, or until the expiration of the employment agreement, whichever is later, (ii) he will be entitled to immediate vesting of all stock options or other awards based on our equity securities, and (iii) he will also be entitled to continuation of his life insurance premium payments and continued participation in any of our health plans through to the later of the expiration of the amended and restated employment agreement or three years following his termination date. Mr. Kriegsman will have no obligation in such events to seek new employment or offset the severance payments to him by any compensation received from any subsequent reemployment by another employer.

Under Mr. Kriegsman’s employment agreement, he and his affiliated company, The Kriegsman Group LLC, are to provide us during the term of his employment with the first opportunity to conduct or take action with respect to any acquisition opportunity or any other potential transaction identified by them within the biotech, pharmaceutical or health care industries and that is within the scope of the business plan adopted by our board of directors. Mr. Kriegsman’s employment agreement also contains confidentiality provisions relating to our trade secrets and any other proprietary or confidential information, which provisions shall remain in effect for five years after the expiration of the employment agreement with respect to proprietary or confidential information and for so long as our trade secrets remain trade secrets.

Potential Payment upon Termination or Change in Control for Steven A. Kriegsman

Mr. Kriegsman’s employment agreement contains no provision for payment to him upon the event of a change in control of the company. If, however, a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in his employment agreement), in either case, whether during or following the term of his employment agreement, then, in addition to the severance benefits described above, Mr. Kriegsman would be entitled to continued participation, for a period of thirty-six months that commences on the date of termination, of health plan benefits and with COBRA benefits commencing thereafter. To the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 10, 2019 that is to expire on December 31, 2019. Mr. Caloz is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

We agree in Mr. Caloz’s employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2020.

Employment Agreement with Felix Kratz, Ph.D.

Felix Kratz was employed as our Vice President — Drug Discovery pursuant to an employment agreement dated as of March 16, 2018 that expired on December 31, 2018. Dr. Kratz is paid an annual base salary of 185,000 Euros ($225,000) and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Dr. Kratz’s employment without “cause” (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ base salary. Mr. Kratz’s employment agreement was not renewed at December 31, 2018.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2018, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or, for Mr. Kriegsman, for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment (4)	5,100,000	5,100,000	5,100,000	5,100,000	—
Chief Executive Officer	Stock Options (1)	—	—	—	—	—
	Health Insurance (2)	242,000	242,000	242,000	242,000	—
	Life Insurance (2)	82,200	82,200	—	82,200	—
	Bonus	900,000	900,000	900,000	900,000	—
	Tax Gross Up (3)	—	—	—	—	—
John Y. Caloz	Severance Payment (4)	200,000	400,000	—	—	—
Chief Financial Officer	Stock Options (1)	—	—	—	—	—
	Health Insurance	—	—	21,000	21,000	—
Felix Kratz, Ph.D.	Severance Payment (4)	111,000	222,000	—	—	—
Vice President, Drug Discovery	Stock Options (1)

(1)	Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2018, determined by the aggregate difference between the stock price as of December 31, 2018 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2018 for benefits provided to Mr. Kriegsman for a period of six years.

(3)

This table reflects the terms of Mr. Kriegsman’s amended and restated employment agreement dated as of March 26, 2019. Mr. Kriegsman’s employment agreement provides that if a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within three years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in their respective employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his respective employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on Mr. Kriegsman’s past compensation and the estimated payment that would result from a termination of employment following a change in control, we have estimated that a gross-up payment would not be required. “Good reason” as defined in Mr. Kriegsman’s employment agreement includes any change in Mr. Kriegsman’s duties or title, as applicable, that are inconsistent with his respective positions. Mr. Kriegsman’s employment agreement provides that, if the employment agreement is not renewed by us or by Mr. Kriegsman upon the expiration of its term on December 31, 2021, Mr. Kriegsman will be entitled to the termination payments and benefits described above.

(4)	Severance payments are prescribed by our employment agreements with the named executive officer and represent a factor of their annual base compensation of six months, except for Mr. Kriegsman, which is the later of December 2021, the expiration of his agreement, plus three years.

Pay Ratio

Annual total compensation of the median employee for 2018	$133,000
Annual total compensation of the CEO for 2018	$1,013,700
Ratio of annual total compensation of the median employee to the annual total compensation of CEO for 2018	1:7.6

The Company chose December 31, 2018 as the date for establishing the employee population used in identifying the median employee and used fiscal 2018 as the measurement period. The Company identified the median employee using a consistently applied compensation measure which includes annual base salary or wages, target annual performance-based cash bonuses, and long-term equity awards based on their grant date fair values. All U.S. and non-U.S. employees employed as of December 31, 2018 were captured. No cost-of-living adjustments were made. The annual total compensation of the median employee and the annual total compensation of the CEO were calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

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

Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $5,000 for the Chairmen of the Audit, Compensation and Strategy Committees, and $1,500 for the Chairman of the Nomination and Governance Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee and Compensation Committee attended, and $1,000 for each meeting of the Nomination and Governance Committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee attended and an additional $2,500 for each meeting of the Audit, Compensation or Strategy Committees attended. In addition, Joel Caldwell and Dr. Earl Brien served as members of a special committee and received fees of $16,700 and $13,300, respectively.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2018:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
Louis Ignarro, Ph.D., Lead Director	124,000	124,000
Earl Brien, M.D., Director	99,800	99,800
Joel Caldwell, Director	109,200	109,200

(1)	Steven A. Kriegsman does not receive additional compensation for his role as Chairman of the Board. For information relating to Mr. Kriegsman’s compensation as Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 29, 2019 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11 who were serving as named Executive Officers as of March 29, 2019; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 29, 2019 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 33,637,501 shares of our common stock outstanding as of March 29, 2019. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
Louis Ignarro, Ph.D.	174,212	*	(1)
Steven A. Kriegsman	1,716,973	5.5	% (2)
Joel Caldwell	60,000	*	(3)
Felix Kratz, Ph.D.	72,501	*	(4)
Earl Brien, M.D.	140,247	*	(5)
John Y. Caloz	211,604	*	(6)
All executive officers and directors as a group (six persons)	2,375,537	7.1	% (7)

5% Beneficial Owners
NantCell, Inc.	1,969,697	5.9%

(1)	Includes 172,024 shares subject to options or warrants.

(2)	Includes 842,261 shares subject to options or warrants.

(3)	Includes 60,000 shares subject to options or warrants.

(4)	Includes 72,501 shares subject to options or warrants.

(5)	Includes 130,000 shares subject to options or warrants.

(6)	Includes 210,847 shares subject to options or warrants.

(7)	Includes 1,487,632 shares subject to options or warrants.

Equity Compensation Plans

The information required is incorporated herein by reference to Item 5 of this Annual Report relating to our Equity Compensation Plans as set forth on page 31.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors has determined that Messrs. Ignarro, Brien and Caldwell are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our board of directors. Our board has determined that Messrs. Ignarro, Brien and Caldwell also are “independent” for purposes of service as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.

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

As a result, the procedures followed by the Audit Committee to evaluate transactions with related persons require:

●	that all related person transactions, all material terms of the transactions, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction must be communicated to the Audit Committee; and

●	that all related person transactions, and any material amendment or modification to any related person transaction, be reviewed and approved or ratified by the Audit Committee, as required by NASDAQ Marketplace Rules.

Our Audit Committee will evaluate related person transactions based on:

●	information provided by members of our board of directors in connection with the required annual evaluation of director independence;

●	pertinent responses to the Directors’ and Officers’ Questionnaires submitted periodically by our officers and directors and provided to the Audit Committee by our management;

●	background information on nominees for director provided by the Nominating and Corporate Governance Committee of our board of directors; and

●	any other relevant information provided by any of our directors or officers.

●	In connection with its review and approval or ratification, if appropriate, of any related person transaction, our Audit Committee is to consider whether the transaction will compromise standards included in our Code of Ethics. In the case of any related person transaction involving an outside director or nominee for director, the Audit Committee also is to consider whether the transaction will compromise the director’s status as an independent director as prescribed in the NASDAQ Marketplace Rules.

There were no related person transactions in 2018.

Applicable Definitions

For purposes of our Audit Committee’s review:

●	“related person” has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K (“Item 404(a)”); and

●	“related person transaction” means any transaction for which disclosure is required under the terms of Item 404(a) involving us and any related persons.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP, or BDO, serves as our independent registered public accounting firm and audited our consolidated financial statements for the years ended December 31, 2018 and 2017.

Audit Fees

The fees for 2018 and 2017 from BDO for professional services rendered in connection with the audits of our annual consolidated financial statements and internal controls over financial reporting and reviews of our unaudited quarterly consolidated financial statements and Form S-3 registration statements were $180,220 and $425,210, respectively.

Tax Fees

The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $35,165 and $17,511 for 2018 and 2017, respectively.

All Other Fees

No other services were rendered by BDO in either 2018 or 2017.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by BDO for 2018 and 2017.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-22 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedule

The following financial statement schedule is set forth on page F-24 of this Annual Report.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2018 and 2017

All other schedules are omitted because they are not required, not applicable, or the information is provided in the consolidated financial statements or notes thereto.

(b)	Exhibits

See Exhibit Index to this Annual Report, which is incorporated herein by reference.

CytRx Corporation

Form 10-K Exhibit Index

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	8-K	2.1	6/9/2008
3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	10-K	3.1	3/13/2012
3.2	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/15/2012
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, Pursuant to Section 151 of the Delaware General Corporation Law	8-K	3.1	12/14/2016
3.4	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	11/1/2017
3.5	Amended and Restated By-Laws of CytRx Corporation	8-K	99	6/22/2018
4.1	Shareholder Protection Rights Agreement dated April 16, 1997 between CytRx Corporation and American Stock Transfer &Trust Company, as Rights Agent	8-K	99.1	4/17/1997
4.1.1	Amendment No. 1 to Shareholder Protection Rights Agreement, dated February 11, 2002	10-K	4.2	4/1/2002
4.1.2	Amendment No. 2 to Shareholder Protection Rights Agreement, dated March 30, 2007	10-K	4.3	4/2/2007
4.1.3	Amendment No. 3 to Shareholder Protection Rights Agreement, dated July 12, 2016	10-Q	4.1	11/9/2016
4.2	Common Stock Purchase Warrant issued by CytRx Corporation to Alexander Capital, L.P.	10-K	4.5	3/11/2016
4.3	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated July 20, 2016	10-K	4.6	3/15/2017
4.4	Contingent Common Stock Purchase Warrant Agreement dated as of December 5, 2016 issued by CytRx Corporation to Bristol Capital Advisors, LLC on February 10, 2017	10-K	4.7	3/15/2017
4.5	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology Growth Capital, LLC	8-K	10.2	2/9/2016
4.5.1	First Amendment to Warrant Agreement, dated July 28, 2017, issued by CytRx Corporation to Hercules Capital, Inc.	8-K	10.5	8/1/2017
4.6	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology III, L.P.	8-K	10.3	2/9/2016
4.6.1	First Amendment to Warrant Agreement, dated July 28, 2017, issued by CytRx Corporation to Hercules Technology III, L.P.	8-K	10.6	8/1/2017
4.7	Warrant, dated as of July 27, 2017, issued by CytRx Corporation to NantCell, Inc.	8-K	10.3	8/1/2017
10.1*	CytRx Corporation 2000 Long-Term Incentive Plan	10-K	10.11	3/27/2001

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith

10.1.1*	Amendment No. 2 to CytRx Corporation 2000 Long-Term Incentive Plan	14A (proxy)	Annex C	6/11/2002
10.1.2*	Amendment No. 3 to CytRx Corporation 2000 Long-Term Incentive Plan	10-K	10.14	5/14/2004
10.1.3*	Amendment No. 4 to CytRx Corporation 2000 Long-Term Incentive Plan	10-K	10.15	5/14/2004
10.2*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	10-K	10.6	3/13/2012
10.2.1*	Sixth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/5/2015
10.2.2*	Seventh Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex A	5/20/2016
10.2.3*	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/20/2016
10.2.4*	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.11	3/11/2016
10.2.5*	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.12	3/11/2016
10.3*	Form of Non-qualified Stock Option for grants to Steven A. Kriegsman and Daniel J. Levitt, M.D., Ph.D., under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.13	3/11/2016
10.3.1*	Amendment No. 1 to Stock Option Agreements of Daniel J. Levitt, M.D., Ph.D., dated December 31, 2015.	10-K	10.14	3/11/2016
10.3.2*	Amendment No. 1 to Stock Option Agreements (2000 Long-Term Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016.	10-K	10.15	3/11/2016
10.3.3*	Amendment No. 1 to Stock Option Agreements (2008 Stock Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016	10-K	10.16	3/11/2016
10.4†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	8-K	99	12/21/2001
10.5	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	10-K	10.63	5/14/2004
10.5.1	Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000	10-K	10.64	5/14/2004
10.5.2	First Amendment to Office Lease dated October 14, 2005, by and between CytRx Corporation and Douglas Emmett 1993, LLC	8-K	10.1	10/20/2005
10.5.3	Second Amendment to Office Lease dated June 30, 2008, by and between CytRx Corporation and Douglas Emmett 1993, LLC	10-K	10.29	3/13/2009

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith

10.5.4	Third Amendment to Office Lease dated December 1, 2009, by and between CytRx Corporation and Douglas Emmett 1993, LLC	10-Q	10.1	12/4/2009
10.5.5	Fourth Amendment to Office Lease dated February 10, 2014, by and between CytRx Corporation and Douglas Emmett 1993, LLC	8-K	10.1	2/13/2014
10.6†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	10-Q	10.15	11/14/2006
10.6.1	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	8-K	1.1	3/17/2014
10.10*	Employment Agreement dated January 10, 2019, between CytRx Corporation and John Y. Caloz	8-K	10.30	1/15/2019	**
10.11*	Fourth Amended and Restated Employment Agreement, dated May 10, 2012, by and between CytRx Corporation and Steven A. Kriegsman	8-K	10.1	10/19/2012
10.11.1*	First Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 4, 2014	10-K	10.32	3/5/2014
10.11.2*	Second Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 1, 2015	10-K	10.31	3/10/2015
10.11.3*	Third Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated March 8, 2016	10-K	10.36	3/11/2016
10.11.4*	Fourth Amendment to Fourth Amended and Restated Employment Agreement by and between CytRx Corporation and Steven A. Kriegsman dated January 10, 2017	10-K	10.38	3/15/2017
10.12*	Restricted Stock Purchase Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 11, 2017	10-K	10.39	3/15/2017
10.13*	Restricted Stock Purchase Agreement by and between CytRx Corporation and Steven A. Kriegsman, dated January 30, 2018				**
10.14	Loan and Security Agreement dated February 5, 2016 among CytRx Corporation, the Lender referred to therein, and Hercules Technology Growth Capital, Inc., as Agent	8-K	10.1	2/9/2016
10.14.1	First Amendment to Loan and Security Agreement, dated July 28, 2017, among CytRx Corporation, the lenders parties thereto, and Hercules Capital, Inc., as collateral agent for itself and the lenders	8-K	10.4	8/1/2017
10.15	Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.1	8/1/2017
10.16	Stock Purchase Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.2	8/1/2017
10.17	Securities Purchase Agreement, dated as of May 11, 2018, between CytRx Corporation and each Purchaser party thereto	8-K	10.1	5/16/2018
10.18	Amended and Restated Employment Agreement, dated March 29, 2019, by and between CytRx Corporation and Steven A. Kriegsman	10-K		3/29/2019

Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
23.1	Consent of BDO USA, LLP				**
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
101.INS++	XBRL Instance Document.				**
101.SCH++	XBRL Taxonomy Extension Schema Document.				**
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.				**
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.				**
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.				**
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.				**

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.
++	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 29, 2019	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN A. KRIEGSMAN	Chairman of the Board and Chief Executive Officer	March 29, 2019
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 29, 2019
John Y. Caloz	(Principal Financial and Accounting Officer)

/s/ LOUIS IGNARRO	Director	March 29, 2019
Louis Ignarro, Ph.D.

/s/ EARL BRIEN	Director	March 29, 2019
EARL Brien, M.D.

/s/ JOEL CALDWELL	Director	March 29, 2019
Joel Caldwell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CytRx Corporation

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CytRx Corporation (the “Company”) and subsidiary as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Revenue

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue from contracts with customers effective January 1, 2018 as a result of adopting Accounting Standards Codification 606 - Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2004.

Los Angeles, California

March 29, 2019

CYTRX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$21,373,273	$37,497,691
Receivables	148,527	7,504,756
Prepaid expenses and other current assets	913,162	1,914,077
Current assets held for sale	81,182	169,989
Total current assets	22,516,144	47,086,513
Equipment and furnishings, net	44,326	71,466
Goodwill	—	183,780
Other assets	40,642	22,933
Non-current assets held for sale	324,853	982,827
Total assets	$22,925,965	$48,347,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,234,762	$4,065,998
Accrued expenses and other current liabilities	726,191	7,881,766
Deferred revenue	—	6,924,353
Term loan, net - current	—	10,599,795
Warrant liabilities	—	527,025
Current liabilities for sale	602,713	203,527
Total current liabilities	2,563,666	30,202,464
Commitment and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding at December 31, 2018 and 2017, respectively.	—	—
Preferred Stock, $0.01 par value, stated value $1,000, 650 shares authorized of Series B Convertible Preferred Shares at $2.52 per share, no shares issued and outstanding at December 31, 2018 and 2017.	—	—
Common stock, $0.001 par value, 41,666,667 shares authorized; 33,637,501 and 28,037,501 shares issued and outstanding at December 31, 2018 and 2017, respectively	33,637	28,037
Additional paid-in capital	477,192,747	468,969,445
Accumulated deficit	(456,864,085)	(450,852,427)
Total stockholders’ equity	20,362,299	18,145,055
Total liabilities and stockholders’ equity	$22,925,965	$48,347,519

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenue:
Licensing revenue	$250,000	$100,000

Expenses:
Research and development	388,841	15,847,722
General and administrative	8,079,861	12,502,042
Depreciation and amortization	29,423	106,989
	8,498,125	28,456,753
Loss before other income (expense)	(8,248,125)	(28,356,753)
Other income (expense):
Interest income	355,558	365,584
Interest expense	(1,715,733)	(3,831,211)
Other income (expense), net	2,676	6,998
Gain on warrant liabilities	527,025	1,367,777

Loss before provision for income taxes	(9,078,599)	(30,447,605)
Provision for income taxes	(800)	(800)
Loss from continuing operations	$(9,079,399)	$(30,448,405)

Discontinued operations (Note 3)	(3,634,209)	(4,538,027)

Net loss	(12,713,608)	(34,986,432)
Basic and diluted loss per share
Continuing operations	$(0.29)	$(1.27)
Discontinued operations	$(0.12)	$(0.19)
Total basic and diluted loss per share	$(0.41)	$(1.46)
Basic and diluted weighted average shares outstanding	30,947,650	24,042,293

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at January 1, 2017	518	18,553,817	518,000	18,553	440,106,726	(415,865,995)	—	24,777,284
Options and warrants exercised	—	880,788	—	881	3,012,779	—	—	3,013,660
Stock issued in connection with a public offering	—	5,000,000	—	5,000	13,946,218	—	—	13,951,218
Preferred stock conversion	(518)	1,233,334	(518,000)	1,233	516,767	—	—	—
Issuance of restricted stock grant	—	387,597	—	388	—	—	—	388
Warrants repriced to term loan lender	—	—	—	—	76,549	—	—	76,549
Shares issued in connection with licensing sale	—	1,969,697	—	1,970	6,073,677	—	—	6,075,647
1 – 6 reverse stock split fractional shares	—	12,268	—	12	(12)	—	—	—
Issuance of stock options/warrants for compensation and services	—	—	—	—	3,344,520	—	—	3,344,520
Warrant liability exercises	—	—	—	—	1,894,589	—	—	1,894,589
Banking fee on warrant exercises	—	—	—	—	(2,368)	—	—	(2,368)
Net loss	—	—	—	—	—	(34,986,432)	—	(34,986,432)
Balance at December 31, 2017	—	28,037,501	—	28,037	468,969,445	(450,852,427)	$—	18,145,055
Cumulative affect of adopting ASC 606 Adoption	—	—	—	—	—	6,701,950	—	6,701,950
Stock issued in connection with a public offering	—	5,600,000	—	5,600	6,506,551	—	—	6,512,151
Issuance of stock options/warrants for compensation and services	—	—	—	—	1,716,751	—	—	1,716,751
Net loss						(12,713,608)		(12,713,608)
Balance at December 31, 2018		33,637,501		$33,637	$477,192,747	$(456,864,085)		$20,362,299

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(9,079,399)	$(30,448,405)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	29,423	106,989
Loss on retirement of equipment and furnishings	—	424,049
Gain on warrant liabilities	(527,025)	(1,367,777)
Loss on goodwill impairment	183,780	—
Amortization of loan cost and discount	1,157,817	1,923,816
Stock-based compensation expense	1,621,266	3,111,505
Changes in assets and liabilities:
Receivable	7,356,229	(7,382,263)
Prepaid expenses and other current assets	1,000,915	1,546,139
Accounts payable	(2,831,236)	(2,224,476)
Other assets	(17,709)	—
Deferred revenue	—	6,924,353
Accrued expenses and other current liabilities	(7,377,978)	3,941,794
Net cash used in operating activities from continuing operations	(8,843,917)	(23,444,276)
Net cash used in operating activities from discontinued operations	(2,383,562)	(3,656,921)
Net cash used in operating activities	(10,867,479)	(27,101,197)

Cash flows from investing activities:
Purchases of equipment and furnishings	(11,478)	(134,598)
Net cash used in investing activities	(11,478)	(134,598)

Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of fees	6,512,151	13,951,218
Proceeds from sale of common shares and warrants related to NantCell	—	6,075,647
Loan amendment fee payable	—	(200,000)
Term loan principal repayment	(9,986,362)	(15,013,638)
Loan end fee payment	(1,771,250)	—
Net proceeds from exercise of stock options and warrants	—	3,202,858
Net cash provided by (used in) financing activities	(5,245,461)	8,016,085

Net decrease in cash and cash equivalents	(16,124,418)	(19,219,710)
Cash and cash equivalents at beginning of year	37,497,691	56,717,401
Cash and cash equivalents at end of year	$21,373,273	$37,497,691

Supplemental disclosures of non-cash financing/investing activities:
Warrant liability exercises	$—	$1,894,589
Warrants repriced in connection with the sale of licenses	$—	$76,549
Receivable from issuance of restricted stock	$—	$388
Equipment and furnishings purchased but not paid	$—	$1,988
1 – 6 reverse stock split	$—	$12
Series B Preferred stock conversion	$—	$1,233

Supplemental disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest	$647,308	$2,025,468

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

CytRx Corporation (“CytRx”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus has been on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. In 2018, additional animal efficacy and toxicology testing of these lead candidates was conducted. In addition, a novel albumin companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a private wholly owned subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany would no longer be needed and, accordingly, the lab was closed at the end of January 2019.

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. They have created a “toolbox” of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties.

Their efforts were focused on two classes of ultra-high potency albumin-binding drug conjugates. These drug conjugates combine the proprietary LADR™ linkers with novel derivatives of the auristatin and maytansinoid drug classes. These payloads historically have required a targeting antibody for successful administration to humans. Their drug conjugates eliminate the need for a targeting antibody and provide a small molecule therapeutic option with potential broader applicability.

Centurion’s postulated mechanism of action for the albumin-binding drug conjugates is as follows:

●	after administration, the linker portion of the drug conjugate forms a rapid and specific covalent bond to the cysteine-34 position of circulating albumin;

●	circulating albumin preferentially accumulates at the tumors, bypassing concentration in other non-tumor sites, including the heart, liver and gastrointestinal tract due to a mechanism called “Enhanced Permeability and Retention”;

●	once localized at the tumor, the acid-sensitive linker is cleaved due to the specific conditions within the tumor and in the tumor microenvironment; and

●	free active drug is then released.

Centurion’s novel companion diagnostic, ACDx™ (albumin companion diagnostic), was developed to identify patients with cancer who are most likely to benefit from treatment with the four LADR lead assets.

During much of 2018, CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and are now focused solely on identifying partnership opportunities.

Aldoxorubicin

Until July 2017, the Company was focused on the research and clinical development of aldoxorubicin, their modified version of the widely-used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone.

On July 27, 2017, the Company entered into an exclusive worldwide license with NantCell, Inc. (“NantCell”), granting to NantCell the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, NantCell made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued NantCell a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. They are entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and in February 2019 announced they will initiate filing preparations and seek to meet with the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) mid-2019 to discuss the path to approval. They communicated they plan to submit the regulatory filing to the FDA and EMA during the first half of 2020, with potential approval expected during the second half of 2020. In such event, CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties and potential additional milestones.

Current Business Strategy

Currently, the Company is working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and are now focused solely on identifying these partnership opportunities In addition, the Company is investigating new opportunities and lines of business. For this reason and others, including the closure of the lab, its operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

Liquidity

At December 31, 2018, the Company had cash and cash equivalents of approximately $21.4 million. We believe that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2019 and the first three months of 2020 of approximately $7.5 million (unaudited), which includes approximately $0.8 million (unaudited) for payments related to the Freiburg lab, and approximately $6.7 million (unaudited) for other general and administrative expenses. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our corporate objectives. CytRx will ultimately be required to obtain additional funding in order to execute their long-term business plans, although they do not currently have commitments from any third parties to provide them with long term debt or capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying Consolidated Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of CytRx Corporation and its wholly-owned subsidiary and the intercompany accounts are eliminated.

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There is an impairment loss of $0.2 million recognized in 2018 as a result of the discontinued operations but no impairment losses recognized in 2017 (see Note 3).

Fair Value Measurements — Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$19,731	$—	$—	$19,731
Warrant liabilities	—	—	—	—

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$35,834	$—	$—	$35,834
Warrant liabilities	—	—	(527)	(527)

There were no transfers between Levels I, II and III during 2018 or 2017.

The changes in carrying amounts of the warrant liability for the years ended December 31, 2018 and 2017 were as follows:

(In thousands)	2018	2017
Beginning balance	$527	$3,789
Issued	—	—
Exercised		(1,895)
Net changes in valuation	(527)	(1,367)
Ending balance	$—	$527

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

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 3.2 million and 7.6 million shares at December 31, 2018 and 2017, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Warrant Liabilities —Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from the Company’s July 2016 equity financings. In accordance with ASC 815-40, the warrant liabilities are being marked to fair value each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with CytRx’s application of ASC 505-50. The gain or loss resulting from the fair value calculation is shown on the Statements of Operations as gain (loss) on warrant liabilities. See “Note 10 – Warrant Liabilities” for additional information related to the determination of fair value of warrants.

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

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the accrual for research and development expenses, valuation on deferred tax assets, contingent liabilities and the estimate of expense arising from the common stock options and warrants granted to employees and non-employees. Actual results could materially differ from those estimates.

Recently Adopted Accounting Pronouncement — On January 1, 2018 CytRx adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening balance of Accumulated Deficit by $6.7 million as of January 1, 2018.

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

Under the new standard the NantCell Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when NantCell obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement. This amount was further reduced to $50,000 as of December 31, 2018.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with our other deferred tax assets. The update 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued a new standard that would permit entities to make a one-time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the “Act”), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued an ASU entitled “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact on our financial statements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a statement of operations and a statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. As a result of the implementation of this ASU, we recognized lease assets of approximately $0.5 million, offset by a lease liability.

3. Discontinued Operations

On December 21, 2018, the Company announced that its pre-clinical lab operations had successfully completed its objectives – namely, it has developed four lead compounds, LADR 7, LADR-8, LADR-9 and LADR 10 along with a companion diagnostic (ACDx). Accordingly, the Company terminated the contracts of all its employees at this location.

The Company currently has a lease expiring in September 2020 at a cost of 10,070 Euros ($11,377) monthly. The Company sold its analytical equipment in March 2019 and accordingly has classified these assets as current assets held for sale and has written down these assets by $0.2 million. The net book value of the assets held for sale is $0.3 million at December 31, 2018 and $1.0 million at December 31, 2017. In addition, it plans on selling the office and lab furniture along with the leasehold improvements to a third party. The Company estimates the value of these assets are greater than their net book value and so no write-down has been recorded. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

	Years Ended December 31,
	2018	2017
Current assets held for sale	$81,182	$169,989
Equipment and furnishings, net	$313,452	$971,426
Deposit	11,401	11,401
Non-current assets held for sale	$324,853	$982,827

Accounts payable	$323,736	$56,019
Accrued expenses and other current liabilities	278,977	147,508
Current liabilities for sale	$602,713	$203,527

Research and development	$2,869,037	$3,769,369
Loss on impairment of equipment and furnishings	207,662	—
Employee stock option expense	95,485	223,015
Other income	2,519	23,320
Depreciation expense	459,506	522,323
Loss from discontinued operations	$3,634,209	$4,538,027

4. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the Company’s laboratory in Freiburg, Germany. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $2,500 and $23,000 for the years ended December 31, 2018 and 2017, respectively.

5. Receivables

At December 31, 2018, the Company had a receivable of $0.1 million as compared to $7.5 million at December 31, 2017, primarily related to amounts recoverable from its insurance carrier, associated with ongoing legal proceedings. Of this amount, approximately $0.1 million and $1.7 million relate to recoverable legal costs and approximately $0 million and $5.8 million relate to recoverable legal settlements accrued by the Company as of December 31, 2018 and 2017, respectively (See Note 12). Due to the likelihood of the collectability of the accounts receivable, no allowance was recorded.

6. Prepaid and Other Assets

At December 31, 2018 and 2017, the Company had $0.9 million and $1.9 million, respectively, of prepaid and other current assets, which for 2018 consisted primarily of prepaid insurance and leases for its facility and for 2017 also included deposits on contracts for research and development.

7. Equipment and Furnishings

Equipment and furnishings at December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Equipment and furnishings	$135	$139
Less — accumulated depreciation	(91)	(68)
Equipment and furnishings, net	$44	$71

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 were $29,423 and $106,989, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2018 and 2017 are summarized below (in thousands).

	2018	2017
Professional fees	$126	$209
Research and development costs	316	223
Litigation settlement	—	6,450
Wages, bonuses and employee benefits	50	252
Royalties	211	626
Other	23	122
Total	$726	$7,882

9. Deferred Revenues

We primarily generate revenue through licensing arrangements of our intellectual property. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities.

Deferred revenue represents amounts received prior to revenue recognition. On October 3, 2017, CytRx entered into a Reimbursement Agreement with NantCell, Inc. whereby the Company agreed to reimburse them for payment obligations under certain of the contracts under the NantCell licensing agreement up to a maximum of $4.2 million plus one half of any amounts in excess thereof. Once all conditions of the agreement are met and no contingencies remain outstanding, the revenue will be recognized as licensing fee revenue. In 2017, CytRx recognized $6.9 million of deferred revenue from the NantCell licensing agreement. There was no deferred revenue in 2018.

10. Term Loan

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

	December 31, 2018	December 31, 2017
Term Loan Principal	$—	$9,986,362
End Fee Payable	—	1,771,250
Issuance Cost/Loan Discount	—	(1,157,817)
Term Loan, Net	$—	$10,599,795

11. Warrant Liabilities

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

	Year Ended December 31,
	2018	2017
Risk-free interest rate	—	1.53%
Expected dividend yield	—	0%
Expected lives	—	0.55
Expected volatility	—	96.7%
Number of warrants classified as liabilities	—	2,834,246
Gain on warrant liabilities	$527,075	$1,367,777

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

In 2018, 3,287,585 warrants expired, of which 2,834,246 were classified as liabilities at December 31, 2017. There were no warrants classified as liabilities at December 31, 2018. In 2017, 1.2 million warrants expired, and 0.9 million warrants were exercised resulting in the issuance of 0.9 million shares of the Company’s common stock.

12. Commitments and Contingencies

Commitments

CytRx acquires assets still in development and CytRx enters into research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, up to an aggregate of $7.5 million, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required, CytRx may also have to make royalty payments, based upon a percentage of the sales of the pharmaceutical product. In respect of aldoxorubicin, it agreed to pay up to a maximum amount of approximately $18.3 million, payable in shares of its common stock, in the event that regulatory approval for marketing is obtained.

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

CytRx’s current contractual obligations that will require future cash payments are as follows (in thousands):

	Operating Leases (1)	Employment Agreements (2)	Total
2019	$416	$1,457	$1,873
2020	163	1,057	1,220
2021	—	1,057	1,057
2022	—	—	—
2023	—	—	—
Thereafter	—	—	—
Total	$579	$3,571	$4,150

(1)	Operating leases are primarily facility lease related obligations, as well as equipment lease obligations with third party vendors. The Company recognized rent expenses of $276,450 and $271,332 in 2018 and 2017, respectively in the continuing operations. The Company recognized rent expenses of $136,684 and $148,774 in 2018 and 2017, respectively in the discontinued operations.

(2)	Employment agreements include management contracts which have been revised from time to time. The employment agreement for the Company’s executive officers provide for minimum salaries, which are adjusted annually at the discretion of the Company’s Compensation Committee, and in some cases provide for minimum annual bonuses and employee benefits, as well. New employment agreements for the Company’s other executive officers are usually entered into annually or biennially.

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

During 2018, the Company resolved various shareholder derivative actions and a class action lawsuit that were pending against them (Note 5). The Company intends to vigorously defend against any complaints. CytRx has directors’ and officers’ liability insurance, which would be utilized in the defense of any such matters.

The Company evaluates developments in legal proceedings and other matters on a quarterly basis. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.

13. Equity Transactions

On May 15, 2018, the Company issued 5.6 million of its common stock in a public offering and the Company received net proceeds of $6.5 million.

As of December 31, 2017, the Company has reserved approximately 1.2 million of its authorized but unissued shares of common stock for future issuance pursuant to its employee stock option plans issued to employees and consultants.

In December 2017, the Company issued an additional 12,268 fractional shares of its common stock as a result of is 1 to 6 reverse stock split and issued 387,597 shares in restricted common stock (see Note 14).

In the second and third quarters of 2017, a total of 880,788 shares of the Company’s common stock were issued from the exercise of warrants and options.

On July 27, 2017, the Company issued 1,969,697 shares of its common stock and 500,000 warrants to purchase common stock as part of an exclusive licensing agreement granted to NantCell, Inc.

On May 2, 2017, the Company issued 5 million of its common stock in a public offering and the Company received net proceeds of $14 million.

In the first quarter of 2017, the Company converted 518 shares of its Series B preferred stock in exchange for 1,233,334 shares of its common stock.

14. Stock Options and Equity-Classified Warrants

Stock Options

The Company has a 2000 Long-Term Incentive Plan under which 233,334 shares of common stock were originally reserved for issuance. As of December 31, 2018, there were 15,207 shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of December 31, 2018, there were approximately 2.5 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

The Company follows the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2018	2017
Risk-free interest rate	2.42%	2.04% - 2.35%
Expected volatility	92%	86% - 92%
Expected lives (years)	6	6 - 10
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2018 and 2017, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. On January 1, 2017, the Company adopted ASU 2016-09 and made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact to the Company’s financial condition or results of operations. No amounts relating to stock-based compensation have been capitalized. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2018, there remained approximately $0.4 million of unrecognized compensation expense related to unvested stock options granted to current employees and directors, to be recognized as expense over a weighted-average period of 0.84 years. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options		Weighted Average Exercise Price
	2018	2017	2018	2017
Outstanding — beginning of year	2,492,179	2,813,280	$11.35	$14.14
Granted	1,667	591,369	1.89	1.87
Exercised	—	(19,213)	—	2.58
Forfeited	(275,085)	(874,210)	7.64	13.11
Expired	(27,935)	(19,047)	31.87	56.88
Outstanding — end of year	2,190,835	2,492,179	11.55	11.35
Exercisable at end of year	1,887,387	1,701,445	$13.08	$14.85
Weighted average fair value of stock options granted during the year:	$1.43	$1.47

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

The Company recorded no expenses related to the issuance of stock options to certain consultants in exchange for services during 2018 and $422,000 for 2017.

At December 31, 2018, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company’s non-employee stock option activity:

	Stock Options		Weighted Average Exercise Price
	2018	2017	2018	2017
Outstanding — beginning of year	373,333	100,000	$5.70	$16.41
Granted	—	273,333	—	1.78
Exercised	—	—	—	—
Expired/Forfeited	(8,333)	—	14.70	—
Outstanding — end of year	365,000	373,333	5.49	5.70
Exercisable at end of year	365,000	373,333	$5.49	$5.70
Weighted average fair value of stock options granted during the year:	$—	$1.54

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2018	2017
Risk-free interest rate	—	2.30% - 2.35%
Expected volatility	—	92.00%
Expected lives (years)	—	10
Expected dividend yield	—	—

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2018:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.77 — 5.00	1,212,182	8.58	$2.14	908,734	8.56	$2.18
$5.01 — 11.00	165,835	3.94	10.98	165,835	3.94	10.98
$11.01 — 15.00	678,552	6.30	13.90	678,552	6.30	13.90
$15.01 — 98.28	499,266	4.72	26.97	499,266	4.72	26.97

	2,555,835	6.92	$10.69	2,252,387	6.69	$11.85

There was no aggregate intrinsic value to the outstanding options, options vested, and options exercised during 2018.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Statements of Operations:

	Years Ended December 31,
	2018	2017
Research and development – employee	$95,485	$549,315
General and administrative – employee	989,154	1,909,729
Total employee stock-based compensation	$1,084,639	$2,459,044

Research and development – non-employee	$—	$11,600
General and administrative – non-employee	—	410,400
Total non-employee stock-based compensation	$—	$422,000

Restricted Stock

No restricted stock was granted in 2018. In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of approximately $559,000 and $344,000 for the years ended December 31, 2018 and 2017, respectively.

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

In February 2016, in connection with a loan and security agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. (“lenders”) (see Note 9), the Company issued to the lenders warrants to purchase a total of 105,691 shares of our common stock at an exercise price of $12.30. These warrants had a fair value of $633,749 on the date of issuance and were recorded as a loan discount.

In February 2016, the Company also issued a warrant to a consultant to purchase 83,334 shares of our common stock at an exercise price of $10.44. These warrants fully-vested in February 2018. The warrant expense in 2018 and 2017, recognized as non-employee stock-based compensation expenses, was $41,865 and $157,797, respectively.

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants		Weighted Average Exercise Price
	2018	2017	2018	2017
Outstanding — beginning of year	3,980,781	5,417,155	$4.92	$4.08
Granted	—	584,554	—	6.31
Exercised	—	(861,581)	—	3.66
Forfeited	—	—	—	—
Expired	(3,287,585)	(1,159,347)	3.65	4.92
Outstanding — end of year	693,916	3,980,781	7.16	4.92
Exercisable at end of year	693,916	3,626,613	$7.16	$4.23
Weighted average fair value of warrants granted during the year:	$—	$1.65

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2018:

			Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$3.00 — 6.00	84,554	2.10	$4.62	84,554	2.10	$4.62
$6.01 — 9.00	500,000	0.07	6.60	500,000	0.07	6.60
$9.01 — 12.00	83,335	2.11	10.44	83,335	2.11	10.44
$12.01 — 33.60	25,307	2.61	15.81	25,307	2.61	15.81

	693,196	0.66	$7.16	693,916	0.66	$7.16

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

16. Income Taxes

At December 31, 2018, the Company had federal and state net operating loss carryforwards of $323.4 million and $248.3 million, respectively, available to offset against future taxable income, which expire in 2019 through 2038.

As a result of a change in-control that occurred in the CytRx shareholder base, approximately $74.5 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $248.3 million in federal net operating loss carryforwards, and the $248.3 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2018, CytRx also had research and development tax credits for federal and state purposes of approximately $16.0 million and $22.0 million, respectively, available for offset against future income taxes, which expire in 2023 through 2038. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$69,619	$66,251
Tax credit carryforwards	33,348	33,899
Equipment, furnishings and other	4,523	4,909
Total deferred tax assets	107,490	105,059
Deferred tax liabilities	—	—
Net deferred tax assets	107,490	105,059
Valuation allowance	(107,490)	(105,059)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2018 and 2017 was $2.4 million and $60.2 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2018	2017
Federal benefit at statutory rate	$(1,907)	$(10,352)
State income taxes, net of Federal taxes	(657)	(1,809)
State credits	(112)	(506)
Warrant liabilities	(111)	(465)
Other permanent differences	12	14
Provision related to change in valuation allowance	(1,415)	(60,629)
Federal rate adjustment	—	25,762
NQ Options	—	47
Current year tax credit	—	(665)
NOL Adjustments	—	45,521
Termination/Cancellation of Equity Compensation Awards	695	2,998
Return to provision	664	84
Other, net	2	3
	$1	$4

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2018, the tax returns for 2014 through 2018 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2018 and 2017, the Company had accrued no interest or penalties related to uncertain tax positions.

CYTRX CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2018 and 2017

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Consolidated Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2018	$105,059,000	—	$2,431,000	—	$107,490,000
Year ended December 31, 2017	$165,210,000	$—	$(60,151,000)	$—	$105,059,000

