Form 10-Q
period 2019-03-31
CYTRX CORP
filed 2019-05-15
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of May 14, 2019: 33,637,501 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,015,779	$21,373,273
Short-term investments	11,036,102	—
Receivables	158,280	148,527
Prepaid expenses and other current assets	845,950	913,162
Current assets held for sale (Note 5)	402,045	81,182
Total current assets	21,458,156	22,516,144
Equipment and furnishings, net	33,450	44,326
Other assets	15,179	40,642
Non-current assets held for sale	—	324,853
Total assets	$21,506,785	$22,925,965
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,308,810	$1,234,762
Accrued expenses and other current liabilities	942,025	726,191
Current liabilities for sale (Note 5)	109,137	602,713
Total liabilities	2,359,972	2,563,666

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 650 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,667 shares authorized; 33,637,501 shares issued and outstanding at March 31, 2019 and December 31, 2018	33,637	33,637
Additional paid-in capital	477,403,249	477,192,747
Accumulated deficit	(458,290,073)	(456,864,085)
Total stockholders’ equity	19,146,813	20,362,299
Total liabilities and stockholders’ equity	$21,506,785	$22,925,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
License revenue	$—	$—

Expenses:
Research and development	5,834	656,266
General and administrative	1,731,718	2,463,559
	1,737,552	3,119,825

Loss before other income (expense)	(1,737,552)	(3,119,825)

Other:
Interest income	88,310	82,934
Interest expense	—	(692,787)
Other (expense) income, net	(17,290)	562
Gain on warrant derivative liabilities	—	453,412

Net loss from continuing operations	$(1,666,532)	$(3,275,704)

Gain (loss) from discontinued operations (Note 5)	240,544	(799,870)

Net loss	$(1,425,988)	$(4,075,574)

Basic and diluted loss per share
Continuing operations	$(0.05)	$(0.12)
Discontinued operations	$0.01	$(0.03)
Total basic and diluted loss per share	$(0.04)	$(0.15)

Basic and diluted weighted-average shares outstanding	33,249,904	27,391,506

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(1,666,532)	$(3,275,704)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,444	8,001
Loss on retirement of fixed assets	5,433	—
Fair value adjustment on warrant liabilities	—	(453,412)
Amortization of loan cost and discount	—	448,125
Stock-based compensation expense	213,174	450,339
Changes in assets and liabilities:
Receivable	(9,753)	1,203,259
Prepaid expenses and other current assets	67,212	1,387,495
Other assets	25,463	—
Accounts payable	74,048	(813,391)
Accrued expenses and other current liabilities	215,834	164,712
Net cash used in operating activities from continuing operations	(1,069,677)	(880,576)
Net cash used in operating activities from discontinued operations	(523,642)	(669,748)
Net cash used in operating activities	(1,593,319)	(1,550,324)

Cash flows from investing activities:
Purchase of short-term investments	(11,036,102)	—
Sale of fixed assets held for sale	271,927	—
Net cash used in investing activities	(10,764,175)	—

Cash flows from financing activities:
Term loan principal repayment	—	(1,040,771)
Net cash used in financing activities	—	(1,040,771)

Net decrease in cash and cash equivalents	(12,357,494)	(2,591,095)
Cash and cash equivalents at beginning of year	21,373,273	37,497,691
Cash and cash equivalents at end of year	$9,015,779	$34,906,596

Supplemental disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$252,552

The accompanying notes are an integral part of these condensed financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2018	—	28,037,501		$28,037	$468,969,445	$(450,852,427)	$18,145,055
Cumulative affect of adopting ASC 606 Adoption	—	—	—	—	—	6,701,950	6,701,950
Issuance of stock options/warrants for compensation and services	—	—	—	—	481,311	—	481,311
Net loss						(4,075,574)	(4,075,574)
Balance at March 31, 2018	—	28,037,501		$28,037	$469,450,756	$(448,226,051)	$21,252,742

Balance at January 1, 2019	—	33,637,501		$33,637	$477,192,747	$(456,864,085)	$20,362,299
Issuance of stock options/warrants for compensation and services	—	—	—	—	210,502	—	210,502
Net loss						(1,425,988)	(1,425,988)
Balance at March 31, 2019	—	33,637,501		$33,637	$477,403,249	$(458,290,073)	$19,146,813

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019
(Unaudited)

1.	Description of Company and Basis of Presentation

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

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. Centurion has created a “toolbox” of linker technologies that are designed to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties.

Centurion’s efforts were focused on two classes of ultra-high potency albumin-binding drug conjugates. These drug conjugates combine the proprietary LADR™ linkers with novel derivatives of the auristatin and maytansinoid drug classes. These payloads historically have required a targeting antibody for successful administration to humans. These drug conjugates eliminate the need for a targeting antibody and provide a small molecule therapeutic option with potential broader applicability.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. They have concluded all research and development on LADR and its companion diagnostic and are now focused solely on identifying partnership opportunities.

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

The accompanying condensed consolidated financial statements at March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2018 have been derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s operating results will fluctuate for the foreseeable future. Therefore, prior period results should not be relied upon as predictive of the results in future periods.

2.	Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facility. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). We recognized a loss of approximately ($2,142) and ($330) respectively, for the three-month periods ended March 31, 2019 and 2018.

3.	Recently Adopted Accounting Pronouncement

On January 1, 2019, CytRx adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount , timing, and uncertainty of cash flows arising from leases. We elected the available practical expedients on adoption. Adoption of the new standard resulted in total lease liabilities of $310,000 and ROU assets of $290,000 as of January 1, 2019. At March 31, 2019, the total lease liabilities were $245,000 and the ROU assets were $229,000.

On January 1, 2018 CytRx adopted ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening balance of Accumulated Deficit by $6.7 million as of January 1, 2018.

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

Under the new standard the NantCell Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when NantCell obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards.This contract liability was reduced to $50,000 and $9,000, respectively, as of December 31, 2018 and March 31, 2019, as a result of costs incurred under the Reimbursement Agreement and is included within accrued expenses and other current liabilities on the condensed balance sheet as of March 31, 2019. Under prior revenue recognition standards, no revenue was recognized in 2017 under the NantCell Licensing Agreement as a result of revenue recognition criteria not being met, resulting in a deferred revenue balance of $6.9 million as of December 31, 2017.

In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the “Act”), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements.

4.	Short-term Investments

The Company held short-term investments $11.0 million at March 31, 2019, as compared to none at December 31, 2018. The investment is federally insured certifiate of deposit maturing in 6 months.

5.	Discontinued Operations

On December 21, 2018, the Company announced that its pre-clinical lab operations had successfully completed its objectives – namely, it has developed four lead compounds, LADR 7, LADR-8, LADR-9 and LADR 10 along with a companion diagnostic (ACDx). Accordingly, the Company terminated the contracts of all its employees at this location.

The Company terminated its lease in Freiburg Germany on April 30, 2019 with no penalty. The Company sold its analytical equipment in March 2019 and accordingly has classified these assets as current assets held for sale and has written down these assets by $7,000. On April 30, 2019 the Company also sold its German office furniture and German leasehold improvements for $0.3 million. The net book value of the assets held for sale is $0.4 million at March 31, 2019 and $0.4 million at December 31, 2018. The value of the assets sold in April 2019 are greater than their net book value and so no write-down has been recorded in the period. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

	Period Ended
	March 31, 2019	December 31, 2018
Current assets held for sale	$402,045	$81,182
Equipment and furnishings, net	$—	$313,425
Deposit	—	11,401
Non-current assets held for sale	$—	$324,853

Accounts payable	$7,813	$323,736
Accrued expenses and other current liabilities	101,325	278,977
Current liabilities for sale	$109,138	$602,713

Research and development	$(171,127)	$2,869,037
Loss on impairment of equipment and furnishings	7,100	207,662
Employee stock option expense	(2,672)	95,485
Other income	(73,845)	2,519
Depreciation expense	—	459,506
Loss (gain) from discontinued operations	$(240,544)	$3,634,209

6.	Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 2.6 million shares for the three-month period ended March 31, 2019 as compared to 6.8 million shares for the three-month period ended March 31, 2018.

7.	Warrant Liabilities

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from our past equity financings. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are being marked to market until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The gain or loss resulting from the marked to market calculation is shown on the Condensed Statements of Operations as gain on warrant derivative liability. On July 20, 2018, 2,834,246 warrants classified as liabilities expired and consequently, no gain or loss was recorded in the current period ended March 31, 2019. We recognized a gain of $453,000 for the three-month period ended March 31, 2018. The following reflects the weighted-average assumptions for each of the three-month periods indicated:

	Three Months Ended March 31,
	2019	2018

Risk-free interest rate	—	1.83%
Expected dividend yield	—	0%
Expected lives	—	0.30
Expected volatility	—	76.7%
Warrants classified as liabilities (in shares)	—	2,834,246
Gain on warrant liabilities	—	$453,412

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

8.	Leases

The company determines whether an arrangement is, or contains, a lease at inception. Prior to 2019, the company generally accounted for operating lease payments by charging them to expense as incurred. Beginning in 2019, operating leases that have commenced are included in other assets, other accrued expenses and other long-term liabilities in the consolidated balance sheet. Classification of operating lease liabilities as either current or noncurrent is based on the expected timing of payments due under the company’s obligations.

Because most of the company’s leases do not provide an implicit rate, the company estimates incremental borrowing rates based on the information available at the commencement date in determining the present value of lease payments. The company uses the implicit rate when readily determinable. Lease terms may include the effect of options to extend or terminate the lease when it is reasonably certain that the company will exercise that option.

We lease office space related primarily to the administrative activities and at March 31, 2019, the remaining term of these leases are less than 12 months. See Note 3.

Leases with lease terms of twelve-months or less are expensed on a straight-line basis over the lease term and are not recorded in the Condensed Consolidated Balance Sheet.

In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. In our application of hindsight, we evaluated the Freiburg lease and determined the term would be less than 12 months.

9.	Stock Based Compensation

We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010. As of March 31, 2019, there were 14,018 shares subject to outstanding stock options under this plan. No further shares are available for future grant under this plan.

We also have a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of March 31, 2019, there were approximately 2.4 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our unaudited interim statements of operations:

	Three Months Ended March 31,
	2019		2018
Research and development — employee		$—	$—
General and administrative — employee		213,174	428,989
Total employee stock-based compensation		$213,174	$428,989

Research and development — non-employee		$—	$—
General and administrative — non-employee		—	21,350
Total non-employee stock-based compensation	$		$21,350

No options were granted during the current three-month-period ended March 31, 2019 as compared to 1,667 stock options at an exercise price of $1.89 during the comparative March 31, 2018 period. The fair value of the stock options and warrants was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Risk-free interest rate	—	2.42%
Expected volatility	—	91.6%
Expected lives (years)	—	6
Expected dividend yield	—	0.0%

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

As of March 31, 2019, there remained approximately $0.3 million of unrecognized compensation expense related to unvested stock options granted to current employees, which we expect will be recognized over a weighted-average period of 0.73 years. Presented below is our stock option activity:

	Three Months Ended March 31, 2019
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2019	2,190,835	365,000	2,555,835	$10.69
Granted	—	—	—	—
Forfeited or expired	(146,950)	—	(146,950)	$10.03
Outstanding at March 31, 2019	2,043,885	365,000	2,408,885	$10.73
Exercisable at March 31, 2019	1,803,304	365,000	2,168,304	$11.69

The following table summarizes significant ranges of outstanding stock options under our plans at March 31, 2019:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.75 – $5.00	1,138,099	8.34	$2.13	897,518	8.32	$2.17
$5.01 – $11.00	165,834	3.70	$10.98	165,834	3.70	$10.98
$11.01 – $15.00	634,025	6.05	$13.91	634,025	6.05	$13.91
$15.01 – $98.28	470,927	4.44	$27.12	470,927	4.44	$27.12
	2,408,885	6.65	$10.73	2,168,304	6.46	$11.69

There was no aggregate intrinsic value to the outstanding options and options vested as of March 31, 2019.

At March 31, 2019 and December 31, 2018, there were warrants outstanding to purchase 193,196 and 693,196, respectively, at a weighted-average exercise price of $8.60 and $7.16, respectively, in each period.

Restricted Stock

No restricted stock was granted in 2018. In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $137,766 and $137,766 respectively, for the quarters ended March 31, 2019 and 2018.

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

The following table summarizes fair value measurements by level at March 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$7,855	$—	$—	$7,855
Short-term investments	$11,036	$—	$—	$11,036

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

11.	Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents and short-term investments of approximately $20.1 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2019 and the first four months of 2020 of approximately $5.6 million (unaudited), which includes approximately $0.3 million (unaudited) for payments related to the Freiburg lab, and approximately $5.3 million (unaudited) for other general and administrative expenses. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

While these projections represent the Company’s current expected expenditures, the Company has the ability to reduce the amounts as needed to manage its liquidity needs while still advancing its corporate objectives. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with long term debt, capital or non-dilutive up-front payments from a potential strategic partner. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

12.	Income Taxes

At December 31, 2018, we had federal and state net operating loss carryforwards of $323.4 million and $248.3 million, respectively, available to offset against future taxable income, which expire in 2019 through 2038, of which $248.3 million and $248.3 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.

13.	Commitments and Contingencies

Commitments

We have an agreement with Vergell Medical (formerly with KTB) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to Vergell in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. We also have agreed to pay:

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

Contingencies

We apply the disclosure provisions of ASC 460, Guarantees (“ASC 460”) to its agreements that contain guarantees or indemnities by the Company. We provide (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to the Company.

During 2018, the Company resolved various shareholder derivative actions and a class action lawsuit that were pending against it. The Company has directors’ and officers’ liability insurance, which would be utilized in the defense of any such matters.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. Centurion has created a “toolbox” of linker technologies that are designed to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties.

Centurion’s efforts were focused on two classes of ultra-high potency albumin-binding drug conjugates. These drug conjugates combine the proprietary LADR™ linkers with novel derivatives of the auristatin and maytansinoid drug classes. These payloads historically have required a targeting antibody for successful administration to humans. These drug conjugates eliminate the need for a targeting antibody and provide a small molecule therapeutic option with potential broader applicability.

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

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and in February 2019 announced it will initiate filing preparations and seek to meet with the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) mid-2019 to discuss the path to approval. Orphazyme communicated its plan to submit the regulatory filing to the FDA and EMA during the first half of 2020, with potential approval expected during the second half of 2020. In such event, CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties and potential additional milestones.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Under the new standard the NantCell Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when NantCell obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement. This amount was further reduced to $50,000 as of December 31, 2018 and $9,000 as of March 31, 2019.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 2.6 million shares for the three-month period ended March 31, 2019, and 6.8 million shares for the three-month period ended March 31, 2018, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2019, we had cash and cash equivalents and short-term investments of approximately $20.1 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2019 and the first four months of 2020 of approximately $5.6 million (unaudited), which includes approximately $0.3 million (unaudited) for payments related to the Freiburg lab, and approximately $5.3 million (unaudited) for other general and administrative expenses. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, CytRx has the ability to reduce the amounts and alter the timing of certain expenditures as needed to manage its liquidity needs while still advancing its corporate objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide it with long term debt or capital. CytRx cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs.

We recorded a net loss in the three-month period ended March 31, 2019 of $1.4 million as compared to a net loss in the comparative 2018 period of $4.1 million, or a decrease of $2.7 million. CytRx closed its drug development operations in Freiburg Germany in December 2018, resulting in a comparative decrease of approximately $1.0 million in these discontinued operations. There were also reductions in research and development expenditures of $0.7 million and a decrease in general and administrative expenses of $0.7 million and a decrease in interest expense of $0.7 million.

We purchased short-term investments of $11.0 million and realized $0.3 million from the sale of fixed assets in the three-month period ended March 31, 2019 as compared to no activity in the comparative period in 2018, and do not expect any significant capital spending during the next 12 months.

There were no financing transactions in the three month-period ended March 31, 2019 as compared to principal payments of $1.0 million on our previous term loan in the three-month period ended March 31, 2018.

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

Results of Operations

We recorded a net loss of approximately $1.4 million for the three-month period ended March 31, 2019, as compared to a net loss in the three-month period ended March 31, 2018 of $4.1 million. The closure of our drug development operations in Freiburg Germany resulted in a comparative decrease of approximately $1.0 million in expenditures for these discontinued operations. Our research and development expenditures of $6,000 in the current three-month period reflects a decrease of $0.7 million from the three-month period ended March 31, 2018, since our aldoxorubicin program had been licensed to NantCell.

We recognized no licensing revenue in the three-month periods ended March 31, 2019 and 2018. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2019, we do not foresee receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended March 31,
	2019	2018
	(In thousands)
Research and development expenses	$6	$653
Depreciation and amortization	—	3
	$6	$656

Research expenses are incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are incurred by us in our efforts to commercialize the findings generated through our research efforts. Research and development expenses incurred during the three-month period ended March 31, 2018 related primarily to our aldoxorubicin program which is licensed to NantCell.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2019	2018
	(In thousands)
General and administrative expenses	$1,513	$2,009
Non-cash general and administrative expenses	—	21
Employee stock, and stock option expense	213	429
Depreciation and amortization	6	5
	$1,732	$2,464

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.5 million for the three-month period ended March 31, 2019, and $2.0 million for the same period in 2018. Our general and administrative expenses in the current three-month period, excluding stock option expense, non-cash expenses and depreciation and amortization, decreased by approximately $0.5 million, primarily due to a decrease in legal fees and a reduction in head count.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense

Interest income was approximately $88,000 for the three-month period ended March 31, 2019 as compared to approximately $83,000 for the same period in 2018.

There was no interest expense in the three-month ended March 31, 2019 as compared to approximately $0.7 million for the same period in 2018.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2019, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

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

As of the date of this filing, it does not appear that we will can regain compliance with the $1.00 minimum bid listing requirement by achieving a closing bid price of our common stock of at least $1.00 for a minimum of ten consecutive business days during the 180-day compliance period We do not intend to request additional time to regain compliance with the minimum bid price requirement. We expect that Nasdaq will notify us that our common stock will be subject to delisting from NASDAQ and our common stock would instead trade on the OTC Markets. A delisting of our common stock from NASDAQ would likely result in decreased liquidity and increased volatility of our common stock, and may cause our trading price to decline.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 14, 2019	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

