Form 10-Q
period 2019-06-30
CYTRX CORP
filed 2019-08-09
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-15327

CytRx Corporation

(Exact name of Registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd., Suite 650 Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)

(310) 826-5648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CYTR	OTC Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of August 1, 2019: 33,637,501 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,377,824	$21,373,273
Receivables	9,383	148,527
Prepaid expenses and other current assets	465,019	913,162
Current assets held for sale	49,436	81,182
Total current assets	19,901,662	22,516,144
Equipment and furnishings, net	28,067	44,326
Other assets	12,649	40,642
Non-current assets held for sale	—	324,853
Total assets	$19,942,378	$22,925,965
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$895,735	$1,234,762
Accrued expenses and other current liabilities	937,740	726,191
Current liabilities of discontinued operations	21,879	602,713
Total liabilities	1,855,354	2,563,666

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 650 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,667 shares authorized; 33,637,501 shares issued and outstanding at June 30, 2019 and December 31, 2018	33,637	33,637
Additional paid-in capital	477,617,955	477,192,747
Accumulated deficit	(459,564,568)	(456,864,085)
Total stockholders’ equity	18,087,024	20,362,299
Total liabilities and stockholders’ equity	$19,942,378	$22,925,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
Research and development	580	(41,989)	1,056	614,277
General and administrative	1,531,073	1,689,553	3,268,223	4,153,112
	1,531,653	1,647,564	3,269,279	4,767,389

Loss before other income (expense)	(1,531,653)	(1,647,564)	(3,269,279)	(4,767,389)

Other income (loss):
Interest income	104,095	92,975	192,405	175,909
Interest expense	—	(659,860)	—	(1,352,647)
Other income (loss), net	14,968	521	(2,321)	1,083
Gain on warrant derivative liabilities	—	73,613	—	527,025

Net loss from continuing operations	(1,412,590)	(2,140,315)	(3,079,195)	(5,416,019)

Gain (loss) from discontinued operations	138,095	(869,273)	378,712	(1,669,143)

Net loss	$(1,274,495)	$(3,009,588)	$(2,700,483)	$(7,085,162)

Basic and diluted loss per share
Continuing operations	$(0.04)	$(0.07)	$(0.09)	$(0.19)
Discontinued operations	$—	$(0.03)	$0.01	$(0.06)
Total basic and diluted loss per share	$(0.04)	$(0.10)	$(0.08)	$(0.25)

Basic and diluted weighted-average shares outstanding	33,249,904	30,283,814	33,249,904	28,845,650

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(3,079,195)	$(5,416,021)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	10,828	15,783
Loss on retirement of fixed assets	5,432	—
Fair value adjustment on warrant liabilities	—	(527,025)
Amortization of loan cost and discount	—	883,153
Stock-based compensation expense	427,880	934,510
Changes in assets and liabilities:
Receivables	139,144	1,359,740
Prepaid expenses and other current assets	448,143	1,698,378
Other assets	27,993	—
Accounts payable	(339,027)	(2,536,462)
Accrued expenses and other current liabilities	211,549	(578,272)
Net cash used in operating activities from continuing operations	(2,147,253)	(4,166,216)
Net cash used in operating activities from discontinued operations	(348,338)	(1,306,534)
Net cash used in operating activities	(2,495,591)	(5,472,750)

Cash flows from investing activities:
(Purchase) Sale of fixed assets held for sale	500,142	(9,194)
Net cash provided by (used in) investing activities from discontinued operations	500,142	(9,194)

Cash flows from financing activities:
Proceeds from public offering	—	6,512,151
Term loan principal repayment	—	(2,102,341)
Net cash provided by financing activities	—	4,409,810

Net decrease in cash and cash equivalents	(1,995,449)	(1,072,134)
Cash and cash equivalents at beginning of period	21,373,273	37,497,691
Cash and cash equivalents at end of period	$19,377,824	$36,425,557

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$487,328

Cash paid for income taxes	$800	$800

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2018	—	28,037,501		$28,037	$468,969,445	$(450,852,427)	$18,145,055
Cumulative affect of adopting ASC 606 Adoption	—	—	—	—	—	6,701,950	6,701,950
Issuance of stock options/restricted stock and warrants for compensation and services					481,311		481,311
Net loss						(4,075,574)	(4,075,574)
Balance at March 31, 2018		28,037,501		28,037	469,450,756	(448,226,051)	21,252,742
Stock issued in connection with a public offering		5,600,000		5,600	6,506,551		6,512,151
Issuance of stock options/restricted stock and warrants for compensation and services	—	—	—	—	453,199	—	453,199
Net loss						(3,009,588)	(3,009,588)

Balance at June 30, 2018	—	33,637,501		$33,637	$476,410,506	$(451,235,639)	$25,208,504

Balance at January 1, 2019	—	33,637,501		$33,637	$477,192,747	$(456,864,085)	$20,362,299
Issuance of stock options/warrants for compensation and services	—	—	—	—	210,502	—	210,502
Net loss						(1,425,495)	(1,425,495)
Balance at March 31, 2019	—	33,637,501		$33,637	$477,403,249	$(458,290,073)	$19,146,813
Issuance of stock options/restricted stock for compensation and services					214,706		214,706
Net loss						(1,274,495)	(1,274,905)
Balance at June 30, 2019		33,637,501		$33,637	$477,617,955	$(459,564,568)	$18,087,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019
(Unaudited)

1. Description of Company and Basis of Presentation

CytRx Corporation (“CytRx”) is a biopharmaceutical research and development company specializing in oncology and rare diseases. The Company’s focus has been on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. In 2018, additional animal efficacy and toxicology testing of these lead candidates was conducted. In addition, a novel albumin companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

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

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. Centurion has created a “toolbox” of linker technologies that are designed to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However, no partnerships or any source of financing has become available after eighteen months of effort.

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

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and has announced they will file with the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) in the first half of 2020. In such event, CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties and potential additional milestones.

Current Business Strategy

The Company is investigating new opportunities and lines of business. For this reason and others, including the closure of the lab, its operating expenses are expected to be significantly lower in the near future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.

The accompanying condensed consolidated financial statements at June 30, 2019 and for the three-month and six-month periods ended June 30, 2019 and 2018, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2018 have been derived from our audited financial statements as of that date.

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

2. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German laboratory facilty. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain of approximately $8,200 and $6,500, respectively, for the three-month and six-month periods ended June 30, 2019 and a loss of approximately $8,700 and $8,400, respectively, for the three and six-month periods ended June 30, 2018, respectively. The Company does not engage in currency hedging transactions.

3. Recently Adopted Accounting Pronouncement

On January 1, 2019, CytRx adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount , timing, and uncertainty of cash flows arising from leases. We elected the available practical expedients on adoption. Adoption of the new standard resulted in total lease liabilities of $310,000 and ROU assets of $290,000 as of January 1, 2019. At June 30, 2019, the total lease liabilities were $209,000 and the ROU assets were $196,000.

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

Under the new standard the NantCell Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when NantCell obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards.This contract liability was reduced to $50,000 and $9,000, respectively, as of December 31, 2018 and June 30, 2019, as a result of costs incurred under the Reimbursement Agreement and is included within accrued expenses and other current liabilities on the condensed balance sheet as of June 30, 2019. Under prior revenue recognition standards, no revenue was recognized in 2017 under the NantCell Licensing Agreement as a result of revenue recognition criteria not being met, resulting in a deferred revenue balance of $6.9 million as of December 31, 2017.

4. Discontinued Operations

On December 21, 2018, the Company announced that its pre-clinical lab operations had successfully completed its objectives – namely, it has developed four lead compounds, LADR 7, LADR-8, LADR-9 and LADR 10 along with a companion diagnostic (ACDx). Accordingly, the Company terminated the contracts of all its employees at this location.

The Company terminated its lease in Freiburg Germany on April 30, 2019 with no penalty. The Company sold its analytical equipment in March 2019 and wrote down these assets by $7,000. On April 30, 2019 the Company also sold its German office furniture and German leasehold improvements for $0.3 million, realizing a gain on sale of $0.2 million. The net book value of the assets held for sale is $0 at June 30, 2019 and $0.4 million at December 31, 2018. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

	As of
	June 30, 2019	December 31, 2018
Current assets held for sale	$49,436	$81,182
Equipment and furnishings, net	$—	$313,425
Deposit	—	11,401
Non-current assets held for sale	$—	$324,853

Accounts payable	$2,000	$323,736
Accrued expenses and other current liabilities	19,879	278,977
Current liabilities of discontinued operations	$21,879	$602,713

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$(1,940)	$702,713	$(172,272)	$1,344,634
Loss on impairment of equipment and furnishings	—	—	7,100	—
Employee stock option expense	—	29,451	(2,672)	60,423
Gain on sale of assets held for sale	(138,976)		(193,791)	—
Other (income) loss	2,821	8,655	(17,077)	8,375
Depreciation expense	—	128,454	—	255,711
Loss (gain) from discontinued operations	$(138,095)	$869,273	$(378,712)	$1,669,143

5. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 2.6 million shares for each of the three-month and six-month periods ended June 30, 2019, and 6.4 million shares for each of the three-month and six-month periods ended June 30, 2018.

6. Warrant Liabilities

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our equity financings. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are recorded at fair value until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. On July 20, 2018, 2,834,246 warrants classified as liabilities expired and consequently, no gain or loss was recorded in the current period ended June 30, 2019. We recognized a gain of $0.1 million and $0.5 million for the three-month and six-months periods ended June 30, 2018, respectively. The following reflects the weighted-average assumptions for each of the six-month periods indicated:

	Six Months Ended June 30,
	2019	2018

Risk-free interest rate	—	1.77%
Expected dividend yield	—	0%
Expected lives	—	0.05
Expected volatility	—	50.2%
Warrants classified as liabilities (in shares)	—	2,834,246

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

We lease office space related primarily to the administrative activities and at June 30, 2019, the remaining term of these leases are less than 12 months. See Note 3.

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

As of June 30, 2019, balance of the right-of-use assets was approximately $196,000, and balance of the total lease liabilities was approximately $209,000. The remaining term of the leases were less than 12 months and as such, balances of the right-of-use assets and lease liabilities were included in prepaid expenses and other current assets, and accrued expenses and other current liabilities, respectively, on the accompanying condensed consolidated balance sheet.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in General and Administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	$138,760
Other information
Cash paid for amounts included in the measurement of lease liabilities for six months ended June 30, 2019	$140,106
Weighted average remaining lease term – operating leases (in years)	0.98
Average discount rate	5.5%

8. Stock Based Compensation

We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010. As of June 30, 2019, there were 14,020 shares subject to outstanding stock options under this plan. No further shares are available for future grant under this plan.

We also have a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of June 30, 2019, there were approximately 2.4 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$—	$29,451	$(2,672)	$60,423
General and administrative — employee	214,706	404,231	427,880	833,220
Total employee stock-based compensation	$214,706	$433,682	$425,208	$893,643

General and administrative — non-employee	—	19,517	—	40,867
Total non-employee stock-based compensation	$—	$19,517	$—	$40,867

No options were granted during the current six-month-period ended June 30, 2019 as compared to 1,667 stock options at an exercise price of $1.89 during the comparative June 30, 2018 period. The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Risk-free interest rate	—	2.42%
Expected volatility	—	91.6%
Expected lives (years)	—	6
Expected dividend yield	—	0.00%

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

The Company recorded stock compensation expense on vested options of $75,410 and $148,146, respectively, for the three and six-month periods ended June 30, 2019, as compared to $294,386 and $616,581, respectively, for the three and six-month periods ended June 30, 2018.

As of June 30, 2019, there remained approximately $0.3 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 0.62 years. Presented below is our stock option activity:

	Six Months Ended June 30, 2019
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2019	2,190,835	365,000	2,555,835	$10.69
Granted	—	—	—	$—
Exercised, Forfeited or Expired	(178,258)	—	(178,258)	$9.91
Outstanding at June 30, 2019	2,012,577	365,000	2,377,577	$10.74
Options exercisable at June 30, 2019	1,816,429	365,000	2,181,429	$11.53

The following table summarizes significant ranges of outstanding stock options under our plans at June 30, 2019:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.77 - $5.00	1,123,458	8.09	$2.13	927,310	8.07	$2.16
$5.01 – $11.00	165,834	3.45	$10.98	165,834	3.45	$10.98
$11.01 – $15.00	623,193	5.79	$13.89	623,193	5.79	$13.89
$15.01 – $48.30	465,092	4.18	$27.25	465,092	4.18	$27.25
	2,377,577	6.40	$10.74	2,181,429	6.24	$11.53

There was no aggregate intrinsic value to the outstanding options and vested options as of June 30, 2019.

At June 30, 2019 and December 31, 2018, there were warrants outstanding to purchase 193,196 and 693,196, respectively, at a weighted-average exercise price of $8.60 and $7.16, respectively, in each period.

Restricted Stock

No restricted stock was granted in 2019 and 2018. In December 2017, the Company granted to our Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to our Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000 The Company recorded an employee stock-based compensation expense for restricted stock of $139,296 and $277,062 respectively, for the three and six-month periods ended June 30, 2019 as compared to $139,296 and $277,062 respectively, for the three and six-month periods ended June 30, 2018.

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

The following table summarizes fair value measurements by level at June 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

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

10. Liquidity and Capital Resources

At June 30, 2019, the Company had cash and cash equivalents of approximately $19.4 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2019 and the first five months of 2020 of approximately $5.2 million. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

11. Income Taxes

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

The Company may from time to time be subject to third-party claims or proceedings, include those claiming that we are infringing the proprietary rights of others or that we owe royalty, milestone or other payments to third parties. The Company evaluates developments in legal proceedings and other matters on a quarterly basis. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.

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

Overview

CytRx Corporation (“CytRx”) is a biopharmaceutical research and development company specializing in oncology and rare diseases. The Company’s focus has been on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. In 2018, additional animal efficacy and toxicology testing of these lead candidates was conducted. In addition, a novel albumin companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

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

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. Centurion has created a “toolbox” of linker technologies that are designed to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional chemotherapies) by controlling the release of the drug payloads and improving drug-like properties.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However, no partnerships or any source of financing has become available after eighteen months of effort.

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

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and has announced they will file with the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) in the first half of 2020 In such event, CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties and potential additional milestones.

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

Under the new standard the NantCell Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when NantCell obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement. This amount was further reduced to $50,000 as of December 31, 2018 and $9,000 as of June 30, 2019.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 2.6 million shares for each of the three-month and six-month periods ended June 30, 2019, and 6.4 million shares for each of the three-month and six-month periods ended June 30, 2018, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operation.

At June 30, 2019, the Company had cash and cash equivalents of approximately $19.4 million. Management believes that our current cash and cash equivalentss will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2019 and the first five months of 2020 of approximately $5.2 million. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

We recorded a net loss in the six-months ended June 30, 2019 of $2.7 million as compared to a net loss in the six-months ended June 30, 2018 of $7.1 million, or a decrease of $4.4 million. CytRx closed its drug development operations in Freiburg Germany in December 2018, resulting in a comparative decrease of approximately $2.0 million in these discontinued operations. There were also reductions in research and development expenditures of $0.6 million, a decrease in general administrative expenses of $0.9 million and a decrease in interest expense of $1.4 million; these decreases were offset by the gain on warrant derivative liabilities of $0.5 million in 2018, versus none in the current 2019 period.

We realized $0.5 million from the sale of fixed assets from the discontinued operations in the six-month period ended June 30, 2019 as compared to capital spending of $9,000 in the comparable 2018 period. We do not expect any significant capital spending during the next 12 months.

There were no financing transactions in the six-month period ended June 30, 2019. In the comparative 2018 period, we received a net amount of $6.5 million from the proceeds of a public offering in May 2018 offset partially by principal payments on a now expired term loan of $2.1 million.

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

Results of Operations

We recorded a net loss of approximately $1.3 and $2.7 million for the three-month and six-month periods ended June 30, 2019, as compared to a net loss of approximately $3.0 million and $7.1 million for the three-month and six-month periods ended June 30, 2018, respectively. The closure of our drug development operations in Freiburg Germany resulted in a comparative decrease of approximately $0.9 million and $1.7 million in expenditures for these discontinued operations for the three-month and six-month 2019 periods. There were no research and development expenditures in the 2019 periods as compared to $0.6 million for the six-month period ended June 30, 2018, since our aldoxorubicin program had been licensed to NantCell.

We recognized no licensing revenue in neither the three and six-month periods ended June 30, 2019 and June 30, 2018. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensors. During the remainder of 2019, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development expenses	$1	$(45)	$1	$609
Employee stock option expense	—	—	—	—
Depreciation and amortization	—	3	—	5
	$1	$(42)	$1	$614

Research expenses are incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are incurred by us in our efforts to commercialize the findings generated through our research efforts. Research and development expenses incurred during the three-month and six-month periods ended June 30, 2018 related primarily to our aldoxorubicin program which is licensed to NantCell.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
General and administrative expenses	$1,311	$1,261	$2,829	$3,269
Non-cash general and administrative expenses	—	20	—	41
Employee stock option expense	215	404	428	833
Depreciation and amortization	5	5	11	10
	$1,531	$1,690	$3,268	$4,153

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.3 million and 2.8 million for the three and six-month periods ended June 30, 2019, respectively, and $1.3 million and $3.3 million, respectively, for the same periods in 2018. Our general and administrative expenses in the comparative six-month periods excluding stock option expense, non-cash expenses and depreciation and amortization, decreased by approximately $0.4 million, primarily due to a decrease in legal fees and a reduction in head count.

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees. We recorded, in total, approximately $0.2 million and $0.4 million of employee stock option expense in the three-month and six-month periods ended June 30, 2019, respectively, as compared to $0.4 million and $0.8 million, respectively, for the same periods in 2018. We recorded no non-employee stock option expense in the three-month and six-month periods, ended June 30, 2019, respectively, as compared to $20,000 and 41,000 for the comparative 2018 periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense

Interest income was approximately $104,000 and $192,000 for the three-month and six-month periods ended June 30, 2019, respectively, as compared to $93,000 and $176,000, respectively, for the same periods in 2018.

There was no interest expense in 2019 as compared to $0.7 million and $1.4 million for the comparative 2018 periods.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2019, it would not have had a material effect on our results of operations or cash flows for that period.

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

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), which was filed with the SEC on March 29, 2019. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 9, 2019	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

