Form 10-Q
period 2019-09-30
CYTRX CORP
filed 2019-11-14
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of November 2, 2019: 33,637,501 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,491,265	$21,373,273
Short-term investments	10,023,850	—
Receivables	4,789	148,527
Prepaid expenses and other current assets	1,410,277	913,162
Current assets held for sale	—	81,182
Total current assets	19,930,181	22,516,144
Equipment and furnishings, net	23,071	44,326
Other assets	10,119	40,642
Non-current assets held for sale	—	324,853
Total assets	$19,963,371	$22,925,965
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,194,276	$1,234,762
Accrued expenses and other current liabilities	936,105	726,191
Current liabilities of discontinued operations	1,272	602,713
Total liabilities	3,131,653	2,563,666

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Preferred Stock, $1,000 stated value, 650 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,667 shares authorized; 33,637,501 shares issued and outstanding at September 30, 2019 and December 31, 2018	33,637	33,637
Additional paid-in capital	477,834,188	477,192,747
Accumulated deficit	(461,036,107)	(456,864,085)
Total stockholders’ equity	16,831,718	20,362,299
Total liabilities and stockholders’ equity	$19,963,371	$22,925,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Licensing revenue	$—	$250,000	$—	$250,000

Expenses:
Research and development	374	(485)	1,430	577,843
General and administrative	1,546,213	2,360,996	4,814,436	6,514,107
	1,546,587	2,360,511	4,815,866	7,091,950

Loss before other income (expense)	(1,546,587)	(2,110,511)	(4,815,866)	(6,841,950)

Other income (loss):
Interest income	91,403	93,391	283,808	269,299
Interest expense	—	(363,086)	—	(1,715,733)
Other income (loss), net	(35,598)	(1,502)	(37,919)	(13,230)
Gain on warrant derivative liabilities	—	—	—	527,025

Net loss from continuing operations	(1,490,782)	(2,381,708)	(4,569,977)	(7,774,589)

Gain (loss) from discontinued operations	19,243	(909,336)	397,955	(2,601,614)

Net loss	$(1,471,539)	$(3,291,044)	$(4,172,022)	$(10,376,203)

Basic and diluted loss per share
Continuing operations	$(0.04)	$(0.07)	$(0.14)	$(0.26)
Discontinued operations	$—	$(0.03)	$0.01	$(0.08)
Total basic and diluted loss per share	$(0.04)	$(0.10)	$(0.13)	$(0.34)

Basic and diluted weighted-average shares outstanding	33,249,904	32,991,506	33,249,904	30,242,788

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,172,022)	$(10,376,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,824	23,819
Stock-based compensation expense	644,113	1,278,105
Fair value adjustment on warrant liabilities	—	(527,025)
Amortization of loan cost and discount	—	1,157,817
Loss on retirement of fixed assets	5,432	—
Gain on disposal from discontinued operations	(186,691)	—
Stock compensation from discontinued operations	(2,672)	89,105
Depreciation from discontinued operations	—	384,051
Changes in assets and liabilities:
Receivables	143,738	1,557,584
Prepaid expenses and other current assets	(497,040)	665,323
Other assets	30,523	—
Current assets held for sale	92,508	88,941
Accounts payable	959,514	(1,464,496)
Current liabilities held for sale	(601,441)	195,042
Accrued expenses and other current liabilities	209,914	(688,224)
Net cash used in operations	(3,358,300)	(7,616,161)

Cash flows from investing activities:
Purchase of short-term investments	(10,023,850)	—
Sale of fixed assets held for sale	500,142
Purchases of equipment and furnishings	—	(11,478)
Net cash used in investing activities	(9,523,708)	(11,478)

Cash flows from financing activities:
Proceeds from public offering	—	6,512,151
Loan end fee payment	—	(1,771,250)
Payment of principal on term loan	—	(9,986,362)
Net cash provided by (used in) financing activities	—	(5,245,461)

Net decrease in cash and cash equivalents	(12,882,008)	(12,873,100)
Cash and cash equivalents at beginning of period	21,373,273	37,497,691
Cash and cash equivalents at end of period	$8,491,265	$24,624,591

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$—	$647,308

Cash paid for income taxes	$800	$800

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

For the Three Month Periods Ended March 31, June 30 and September 30, 2018

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2018	—	28,037,501		$28,037	$468,969,445	$(450,852,427)	$18,145,055
Cumulative affect of adopting ASC 606 Adoption	—	—	—	—	—	6,701,950	6,701,950
Issuance of stock options/restricted stock and warrants for compensation and services					481,311		481,311
Net loss						(4,075,574)	(4,075,574)
Balance at March 31, 2018	—	28,037,501		28,037	469,450,756	(448,226,051)	21,252,742
Stock issued in connection with a public offering		5,600,000		5,600	6,506,551		6,512,151
Issuance of stock options/restricted stock and warrants for compensation and services					453,199	—	453,199
Net loss						(3,009,588)	(3,009,588)

Balance at June 30, 2018	—	33,637,501		$33,637	$476,410,506	$(451,235,639)	$25,208,504
Issuance of stock options/restricted stock and warrants for compensation and services					432,700	—	432,700
Net loss						(3,291,041)	(3,291,041)
Balance at September 30, 2018	—	33,637,501		$33,637	$476,843,206	$(454,526,680)	$22,350,163

For the Three Month Periods Ended March 31, June 30 and September 30, 2019

Balance at January 1, 2019	—	33,637,501		$33,637	$477,192,747	$(456,864,085)	$20,362,299
Issuance of stock options/warrants for compensation and services	—	—	—	—	210,502	—	210,502
Net loss						(1,425,988)	(1,425,988)
Balance at March 31, 2019	—	33,637,501		$33,637	$477,403,249	$(458,290,073)	$19,146,813
Issuance of stock options/restricted stock for compensation and services					214,706		214,706
Net loss						(1,274,495)	(1,274,495)
Balance at June 30, 2019	—	33,637,501		$33,637	$477,617,955	$(459,564,568)	$18,087,024
Issuance of stock options/warrants for compensation and services					216,233		216,233
Net loss						(1,471,539)	(1,471,539)
Balance at September 30, 2019	—	33,637,501		$33,637	$477,834,188	$(461,036,107)	$16,831,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 and 2018
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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However, no partnerships or any source of financing has become available after twenty-one months of effort.

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

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for orphan indications such as soft tissue sarcomas and mid to high single digit royalties for other indications.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and has announced they remain on track to submit a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) and a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the first half of 2020. In such event, CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties and potential additional milestones.

The accompanying condensed consolidated financial statements at September 30, 2019 and for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2018 have been derived from our audited financial statements as of that date.

The condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2018.

2. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $16,800 and $8,400, respectively, for the three-month and nine-month periods ended September 30, 2019 and a loss of approximately $1,300 and $7,600, respectively, for the three and nine-month periods ended September 30, 2018, respectively. The Company does not engage in currency hedging transactions.

3. Recently Adopted Accounting Pronouncement

On January 1, 2019, CytRx adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount , timing, and uncertainty of cash flows arising from leases. We elected the available practical expedients on adoption. Adoption of the new standard resulted in total lease liabilities of $310,000 and ROU assets of $290,000 as of January 1, 2019. At September 30, 2019, the total lease liabilities were $140,000 and the ROU assets were $131,000.

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

Under the new standard the ImmunityBio Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when ImmunityBio obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $50,000 and $9,000, respectively, as of December 31, 2018 and September 30, 2019 as a result of costs incurred under the Reimbursement Agreement and is included within accrued expenses and other current liabilities on the condensed balance sheet as of September 30, 2019. Under prior revenue recognition standards, no revenue was recognized in 2017 under the ImmunityBio Licensing Agreement as a result of revenue recognition criteria not being met, resulting in a deferred revenue balance of $6.9 million as of December 31, 2017.

4. Discontinued Operations

On December 21, 2018, the Company announced that its pre-clinical lab operations had successfully completed its objectives – namely, it has developed four lead compounds, LADR 7, LADR-8, LADR-9 and LADR 10 along with a companion diagnostic (ACDx). Accordingly, the Company terminated the contracts of all its employees at this location.

The Company terminated its lease in Freiburg Germany on April 30, 2019 with no penalty. The Company sold its analytical equipment in March 2019 and wrote down these assets by $7,000. On April 30, 2019 the Company also sold its German office furniture and German leasehold improvements for $0.3 million, realizing a gain on sale of $0.2 million. The net book value of the assets held for sale is $0 at September 30, 2019 and $0.4 million at December 31, 2018. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

	As of
	September 30, 2019	December 31, 2018
Current assets held for sale	$—	$81,182
Equipment and furnishings, net	—	$313,425
Deposit	—	11,401
Non-current assets held for sale	$—	$324,826

Accounts payable	$1,272	$323,736
Accrued expenses and other current liabilities	—	278,977
Current liabilities of discontinued operations	$1,272	$602,713

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$(58)	$753,174	$(171,432)	$2,135,840
Loss on impairment of equipment and furnishings	—	—	7,100	—
Employee stock option expense	—	28,683	(2,672)	89,105
Gain on sale of assets held for sale	—		(192,791)	—
Other (income) loss	(19,185)	(861)	(38,160)	(7,382)
Depreciation expense	—	128,340	—	384,051
Loss (gain) from discontinued operations	$(19,243)	$909,336	$(397,955)	$2,601,614

5. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 2.6 million shares for each of the three-month and nine-month periods ended September 30, 2019, and 3.5 million shares for each of the three-month and nine-month periods ended September 30, 2018.

6. Warrant Liabilities

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from our equity financings. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), the warrant liabilities are recorded at fair value until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with the Company’s application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The gain or loss resulting from the change in fair value is shown on the Condensed Statements of Operations as gain (loss) on warrant derivative liability. On July 20, 2018, 2,834,246 warrants classified as liabilities expired and consequently, no gain or loss was recorded in the current period ended September 30, 2019. We recognized a gain of $0 and $0.5 million for the three-month and nine-months periods ended September 30, 2018, respectively. The following reflects the weighted-average assumptions for each of the nine-month periods indicated:

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

We lease office space related primarily to the administrative activities and at September 30, 2019, the remaining term of these leases are less than 12 months. See Note 3.

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

As of September 30, 2019, balance of the right-of-use assets was approximately $131,000, and balance of the total lease liabilities was approximately $140,000. The remaining term of the leases were less than 12 months and as such, balances of the right-of-use assets and lease liabilities were included in prepaid expenses and other current assets, and accrued expenses and other current liabilities, respectively, on the accompanying condensed consolidated balance sheet.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in General and Administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	$205,520
Other information
Cash paid for amounts included in the measurement of lease liabilities for nine months ended September 30, 2019	$211,749
Weighted average remaining lease term – operating leases (in years)	0.88
Average discount rate	5.5%

8. Stock Based Compensation

We have a 2000 Long-Term Incentive Plan, which expired on August 6, 2010. As of September 30, 2019, there were 10,452 shares subject to outstanding stock options under this plan. No further shares are available for future grant under this plan.

We also have a 2008 Stock Incentive Plan. As of September 30, 2019, there were approximately 2.4 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development — employee	$—	$28,683	$(2,672)	$89,105
General and administrative — employee	216,234	243,673	644,113	799,832
Total employee stock-based compensation	$216,234	$272,356	$641,441	$888,937

Research and development — non-employee	$—	$—	$—	$—
General and administrative — non-employee	$—	19,517	—	60,384
Total non-employee stock-based compensation	$—	$19,517	$—	$60,384

No options were granted during the nine-month period ended September 30, 2019 as compared to 1,667 stock options at an exercise price of $1.89 during the comparative September 30, 2018 period. The fair value of the stock options was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Risk-free interest rate	—	2.42%
Expected volatility	—	91.6%
Expected lives (years)	—	6
Expected dividend yield	—	0.00%

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

The Company recorded stock compensation expense on vested options of $75,407 and $226,225, respectively, for the three and nine-month periods ended September 30, 2019, as compared to $272,356 and $888,937, respectively, for the three and nine-month periods ended September 30, 2018.

As of September 30, 2019, there remained approximately $0.2 million of unrecognized compensation expense related to unvested stock options granted to current and former employees, directors, to be recognized as expense over a weighted-average period of 0.51 years. Presented below is our stock option activity:

	Nine Months Ended September 30, 2019
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2019	2,190,835	365,000	2,555,835	$10.69
Granted	—	—	—	$—
Exercised, Forfeited or Expired	(181,837)	—	(181,837)	$10.66
Outstanding at September 30, 2019	2,008,998	365,000	2,373,998	$10.69
Options exercisable at September 30, 2019	1,857,291	365,000	2,222,291	$11.29

The following table summarizes significant ranges of outstanding stock options under our plans at September 30, 2019:

Range of Exercise Prices	Total Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Total Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.77 - $5.00	1,123,449	7.84	$2.13	971,743	7.81	$2.16
$5.01 – $11.00	165,834	3.19	$10.98	165,834	3.19	$10.98
$11.01 – $15.00	623,193	5.54	$13.89	623,193	5.54	$13.89
$15.01 – $98.28	461,523	3.96	$27.09	461,523	3.96	$27.09
	2,373,998	6.16	$10.69	2,222,291	6.03	$11.29

There was no aggregate intrinsic value to the outstanding options and vested options as of September 30, 2019.

There were 193,196 and 693,196 warrants outstanding at September 30, 2019 and December 31, 2018, respectively at a weighted-average exercise price of $8.60 and $7.16, respectively.

Restricted Stock

No restricted stock was granted in 2019 and 2018. In December 2017, the Company granted to our Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to our Chairman and Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000 The Company recorded an employee stock-based compensation expense for restricted stock of $140,827 and $417,889 respectively, for the three and nine-month periods ended September 30, 2019 as compared to $140,827 and $417,889 respectively, for the three and nine-month periods ended September 30, 2018.

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

The following table summarizes fair value measurements by level at September 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$6,519	$—	$—	$6,519
Short-term investments	10,024	—	—	$10,024

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

10. Liquidity and Capital Resources

At September 30, 2019, the Company had cash and cash equivalents and short-term investments of approximately $18.5 million. Management believes that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2019 and the first ten months of 2020 of approximately $5.0 million. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

11. Income Taxes

At December 31, 2018, we had federal and state net operating loss carryforwards as of $310.6 million and $235.6 million, respectively, available to offset against future taxable income, which expire in 2019 through 2038, of which $237.9 million and $235.6 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.

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

During 2018, the Company successfully resolved various shareholder derivative actions and a class action lawsuit that were pending against it. The Company has directors’ and officers’ liability insurance, which would be utilized in the defense of any such matters.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic.However, no partnerships or any source of financing has become available after twenty-one months of effort.

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

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (“ImmunityBio”), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and has announced they remain on track to submit a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) and a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the first half of 2020. In such event, CytRx will be entitled to a milestone payment of $4 million upon EMA approval and $6 million upon FDA approval, along with royalties and potential additional milestones.

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

Under the new standard the ImmunityBio Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when ImmunityBio obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement. This amount was further reduced to $50,000 as of December 31, 2018 and $9,000 as of September 30, 2019.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 2.6 million shares for each of the three-month and nine-month periods ended September 30, 2019, and 3.5 million shares for each of the three-month and nine-month periods ended September 30, 2018, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operation.

At September 30, 2019, the Company had cash and cash equivalents and short-term investments of approximately $18.5 million. We believe that our current cash and cash equivalents will be sufficient to fund our operations for the foreseeable future. The estimate is based, in part, upon our currently projected expenditures for the remainder of 2019 and the first ten months of 2020 of approximately $5.0 million. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

We recorded a net loss in the nine-months ended September 30, 2019 of $4.2 million as compared to a net loss in the nine-months ended September 30, 2018 of $10.4 million, or a decrease of $6.2 million. CytRx closed its drug development operations in Freiburg Germany in December 2018, resulting in a comparative decrease of approximately $3.0 million in these discontinued operations. There were also reductions in research and development expenditures of $0.6 million, a decrease of $1.7 million in general and administrative expenditures and a reduction in interest expense of $1.7 million, offset by the gain on warrant derivative liabilities of $0.5 million in 2018 as compared to none in 2019 We also received no milestone revenues in 2019 as compared to $0.3 million in the comparative 2018 period.

We purchased $10 million of short-term investments in the current nine-month period, and realized $0.5 million from the sale of fixed assets from the discontinued operations in the nine-month period ended September 30, 2019, as compared to capital expenditures of $11,000 in the nine-month period ended September 30, 2018. We do not expect any significant capital spending during the next 12 months.

There were no financing transactions in the nine-month period ended September 30, 2019. In the comparative 2018 period, we made principal term loan and loan end-fee payments on our now expired term loan of $11.8 million, partially offset by the receipt of a net amount of $6.5 million from the proceeds of a public offering in May 2018.

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

Results of Operations

We recorded a net loss of approximately $1.5 million and $4.2 million for the three-month and nine-month periods ended September 30, 2019, respectively, as compared to a net loss of approximately $3.3 million and $10.4 million for the three-month and nine-month periods ended September 30, 2018, respectively. The closure of our drug development operations in Freiburg Germany resulted in a comparative decrease of approximately $0.9 million and $3.0 million in expenditures for these discontinued operations for the three-month and nine-month 2019 periods. There were no research and development expenditures in the 2019 periods as compared to $0.6 million for the nine-month period ended September 30, 2018, since our aldoxorubicin program had been licensed to ImmunityBio.

We did not recognize any licensing revenue in 2019 as compared to $250,000 of licensing revenue in the three and nine-month periods ended September 30, 2018. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensors. During the remainder of 2019, we do not anticipate receiving any significant licensing fees.

Research and Development

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development expenses	$—	$(3)	$1	$570
Employee stock option expense	—	—	—	—
Depreciation and amortization	—	3	—	8
	$—	$—	$1	$578

Research expenses are incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are incurred by us in our efforts to commercialize the findings generated through our research efforts. Research and development expenses incurred during the three-month and nine-month periods ended September 30, 2018 related primarily to our aldoxorubicin program which is licensed to ImmunityBio.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
General and administrative expenses	$1,325	$1,952	$4,154	$5,220
Non-cash general and administrative expenses	—	20	—	60
Employee stock option expense	216	384	644	1,218
Depreciation and amortization	5	5	16	16
	$1,546	$2,361	$4,814	$6,514

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.3 million and $4.2 million for the three and nine-month periods ended September 30, 2019, respectively, and $2.0 million and 5.2 million, respectively, for the same periods in 2018. Our general and administrative expenses in the comparative nine-month periods excluding stock option expense, non-cash expenses and depreciation and amortization, decreased by approximately $0.6 million, primarily due to a decrease in legal fees and a reduction in head count

Employee stock option expense relates to options granted to retain and compensate directors, officers and other employees. We recorded, in total, approximately $0.2 million and 0.6 million of employee stock option expense in the three-month and nine-month periods ended September 30, 2019, respectively, as compared to $0.4 million and $1.2 million, respectively, for the same periods in 2018. We recorded no non-employee stock option expense in the three-month and nine-month periods, ended September 30, 2019, respectively, as compared to $20,000 and $60,000 for the comparative 2018 periods.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense

Interest income was approximately $91,000 and $284,000 for the three-month and nine-month periods ended September 30, 2019, respectively, as compared to $93,000 and $269,000, respectively, for the same periods in 2018.

There was no interest expense in 2019 as compared to $0.4 million and $1.7 million for the comparative 2018 periods

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2019, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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

CytRx Corporation

Date: November 14, 2019	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

