Form 10-K
period 2019-12-31
CYTRX CORP
filed 2020-03-27
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	OTC Market
Series B Junior Participating Preferred Stock Purchase Rights	OTC Market

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

Based on the closing price of the Registrant’s common stock as reported on OTC Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $11.8 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 26, 2020 was 33,637,501.

CYTRX CORPORATION

2019 ANNUAL REPORT ON FORM 10-K

NOTE ON FORWARD-LOOKING STATEMENTS

References throughout this Annual Report on Form 10-K, the “Company,” “CytRx,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CytRx Corporation and its subsidiary.

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

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a private subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany would no longer be needed and, accordingly, the lab was closed at the end of January 2019.

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

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. They have created a “toolbox” of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional cytotoxins) by controlling the release of the drug payloads and improving drug-like properties.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However, no partnerships or any source of financing has become available after two years of effort.

Current Business Strategy

Currently, the Company continues to work on identifying partnership or financing opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying partnership or financing opportunities. In addition, the Company is investigating new lines of business.

Aldoxorubicin

Until July 2017, we were concentrating on the research and clinical development of aldoxorubicin, our modified version of the widely-used cytotoxin agent, doxorubicin. Aldoxorubicin combines the agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone.

On July 27, 2017, we entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share, a premium of 92% to the market price on that date. We also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. We are entitled to receive up to an aggregate of $343 million in potential milestone payments contingent upon achievement of certain regulatory approvals and commercial milestones. We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

Aldoxorubicin is a conjugate of the commonly prescribed cytotoxin agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor. Aldoxorubicin, has been tested in over 600 patients with various types of cancer. Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin.  The initial indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS).

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

In addition to STS, ImmunityBio has expanded aldoxorubicin’s use by combining it with immunotherapies and cell-based treatments, in advanced and metastatic pancreatic cancer, in advanced squamous cell carcinoma of the head and neck, in triple negative breast cancer and in colorectal cancer. ImmunityBio has submitted for a randomized metastatic pancreatic study with the FDA.

Disposition of Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in four indications, including Niemann-Pick disease Type C (NPC), Gaucher disease, sporadic Inclusion Body Myositis (sIBM) and Amyotrophic Lateral Sclerosis (ALS). Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and have announced they will be submitting a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) and a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the first half and second half of 2020, respectively. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, with royalties from potential sales and potential additional milestone payments.

Innovive Acquisition Agreement

On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage cancer product candidates, including aldoxorubicin and tamibarotene. Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. The earnout merger consideration, if any, will be payable in shares of our common stock, subject to specified conditions, or, at our election, in cash or by a combination of shares of our common stock and cash. Our common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of our common stock at the time the earnout merger consideration is paid. The earnout will be accrued if and when earned. As of December 31, 2019 and 2018 no amounts were due under this Agreement.

Research and Development

Expenditures for research and development activities related to continuing operations were $0.4 million in 2019 and $0.4 million for the year ended December 31, 2018, or approximately 5% and 5%, respectively, of our total expenses. For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Commercialization and Marketing

We currently have no sales, marketing or commercial product distribution capabilities or experience in marketing products.

We are searching for a development and commercialization partner or a financing for our LADR drug candidates and do not currently plan on commercializing them ourselves. Over the past two years, we have been unable to attract a development and commercial partner nor a financing for this endeavor; however we are continuing to pursue all possibilities.

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

As of December 31, 2019, we have one pending U.S. patent application, fourteen pending foreign patent applications and two pending international applications covering our LADRTM-related technology including LADR-7, LADR-8, LADR-9 and LADR-10. The un-extended patent term of patents that issue covering our LADRTM-related technology is between June 2036 and November 2038. We also have one pending international patent application covering our albumin companion diagnostic (ACDxTM). The un-extended patent term of patents that issue covering our ACDxTM is July 2039. The patents and patent applications covering our LADRTM-related technology, and ACDxTM are assigned to Centurion BioPharma Corporation. In conjunction with our July 27, 2017 ImmunityBio licensing agreement, we granted ImmunityBio an exclusive license to all our aldoxorubicin-related patents, including the rights in five granted U.S. patents, forty-eight granted foreign patents, one pending U.S. patent applications, and ten pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from Vergell Medical, S.A. or Vergell, to U.S. and foreign patents and patent applications. Patents and applications that cover pharmaceutical compositions of aldoxorubicin, processes for their production, and their use in treatment methods (e.g., cancer (including glioblastoma), viral diseases, autoimmune diseases, and acute or chronic inflammatory diseases) have un-extended patent terms expiring between June 2020 and June 2034.

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

There are many companies developing antibody-drug conjugates (ADC) for the treatment of cancer and some that use the same classes of cytotoxic payloads as we are currently using. These include Takeda Pharmaceutical Co. Ltd. and Seattle Genetics Inc. who market Adcetris®, and F. Hoffmann-LaRoche Ltd./Genentech who market Kadcyla®. According to www.clinicaltrials.gov, there are over 200 clinical trials testing an ADC that are either on-going or currently enrolling. Other companies have created or have programs to create cell-killing agents for attachment to antibodies or other targeting agents. These companies may compete with us for technology out-license arrangements.

In addition to ADCs, we face competition from other nanomedicine platforms developing targeted therapies, including platforms focused on nanoparticles and liposomes. Non-ADC therapies may be in development for the cancer types we or our partners elect to pursue. Further, these companies may also compete with us for technology out-license arrangements.

Continuing development of conventional and targeted cytotoxins by large pharmaceutical companies and biotechnology companies may result in new compounds that may compete with our product candidates. More recently, immuno-oncology therapies that stimulate the body’s own defense system to attack cancers are being developed by certain of these companies and some have been approved for use as cancer therapeutics. In the future, immuno-oncology agents including cell therapies, targeted therapies or cytotoxic treatments may compete with our product candidates. Other companies have created or have programs to create potent cell-killing agents for attachment to tumor targeting agents. These companies may compete with us for technology out-license arrangements.

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

Employees

As of March 26, 2020, we had four employees.

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

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $7.2 million for the year ended December 31, 2019 and $12.7 million for the year ended December 31, 2018 and had an accumulated deficit as of December 31, 2019 of $464.0 million. We are likely to continue to incur losses unless and until we are able to earn milestones and royalties from our existing licensing and sale agreements and/or conclude a successful strategic partnership or financing for our LADR technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

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

The depressed market price of our common stock may severely limit our ability to continue to raise capital, because the aggregate or market value of our common stock held by non-affiliates, referred to as our “public float,” as of the filing date of this Annual Report is less than $75 million. As a result, under Instruction I.B.6 to Form S-3 the aggregate amount of securities that we can offer and sell under our “shelf” registration statements in any 12-month period cannot exceed one-third of our public float. Furthermore, as of March 26, 2020, we have no available shares of common stock that are authorized and unissued or unreserved. We would need approval of our stockholders to increase our authorized shares of our common stock in order to raise additional capital in excess of this amount.

At December 31, 2019, we had cash and cash equivalents of approximately $16.1 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2020 and the first three months of 2021 of approximately $5.5 million (unaudited) to fund operating activities. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

If ImmunityBio fails to successfully develop aldoxorubicin or our exclusive licensing arrangement with ImmunityBio is otherwise unsuccessful, our business prospects will be materially adversely affected.

In July 2017, we entered into an exclusive licensing agreement with ImmunityBio to complete the clinical development of and commercialization of aldoxorubicin. Under this agreement, ImmunityBio has committed to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales.

If, for any reason, ImmunityBio does not devote sufficient time and resources to the development and commercialization of aldoxorubicin, we will not realize the potential commercial benefits of the arrangement, and our results of operations will be adversely affected. In addition, if ImmunityBio were to breach or terminate its arrangement with us, the development and commercialization of aldoxorubicin could be delayed, curtailed or terminated, and we may not have sufficient financial resources or capabilities to continue development and commercialization of aldoxorubicin on our own.

Under our agreement with ImmunityBio, they may opt out of a project by giving us twelve months’ prior written notice. If ImmunityBio were to exercise its right to opt out of a program or to terminate the licensing agreement, the development and commercialization of aldoxorubicin would be adversely affected, our potential for generating revenue from this program would be adversely affected and attracting new partners would be made more difficult.

Much of the potential revenue from our existing and future arrangement with ImmunityBio will consist of contingent payments, such as payments for achieving development and commercialization milestones and royalties payable on commercial sales of successfully developed aldoxorubicin. The milestone, royalty and other revenue that we may receive under this arrangement will depend upon our, and ImmunityBio’s ability to successfully develop, introduce, market and sell aldoxorubicin. We will not be directly involved in this process and will depend entirely on ImmunityBio, which may fail to develop or effectively commercialize aldoxorubicin because they:

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

If ImmunityBio fails to develop or effectively commercialize aldoxorubicin or for any of the other reasons described above, we may not be able to develop and commercialize that drug independently, or replace ImmunityBio with another suitable partner in a reasonable period of time and on commercially reasonable terms, if at all.

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

The regulatory approval process is lengthy, time consuming and inherently unpredictable, and if our products or those we have sold or licensed are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.

All of our product candidates in development or those licensed or sold must be approved by the FDA or corresponding foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, including post-approval testing, which may take longer or cost more than we or our licensees, if any, anticipate, and may prove unsuccessful due to numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate.

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

It is possible that none of the product candidates we develop or have sold or licensed will obtain the regulatory approvals necessary for us to begin selling them or of receiving milestone and royalty payments. The time required to obtain FDA and foreign governmental approvals is unpredictable, but often can take years following the commencement of clinical trials, depending upon the complexity of the product candidate. Any analysis we perform on data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, aldoxorubicin has shown encouraging preliminary clinical results in our Phase 2b clinical trial as a treatment for STS; however, these conclusions may not be reproduced in future clinical trial results; for instance, the Phase 3 pivotal clinical trial testing aldoxorubicin as a treatment for STS narrowly missed statistical significance although it demonstrated a statistically significant improvement in PFS over investigator’s choice in 312 patients treated in North America plus Australia. Accordingly, our development partner may ultimately be unable to provide the FDA with satisfactory data on clinical safety and efficacy sufficient to obtain FDA approval of aldoxorubicin for any indication.

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

Further, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing drug cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a “Blueprint”, or plan, to reduce the cost of drugs. The current administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial payers to reduce prescription drug costs while expanding individual healthcare benefits. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse enforcement, and expansion of new programs, such as Medicare payment for performance initiatives. The ultimate implementation of any healthcare reform legislation and any new laws and regulations, and its impact on us, is impossible to predict. Any significant reforms made to the healthcare system in the U.S., or in other jurisdictions, may have an adverse effect on our business, financial condition, results of operations and prospects.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

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

Aldoxorubicin

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

Arimoclomol

The agreement relating to our worldwide rights to arimoclomol provides for our payment of up to an aggregate of $3.65 million upon receipt of milestone payments from Orphayzme A/S.

Innovive

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

The COVID-19 pandemic could adversely impact our business and prospects, including active and planned clinical trials by ImmunityBio and Orphazyme.

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. The outbreak has reached most developed countries and resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus.

As the situation with Covid-19 continues to evolve, the companies which are working to develop and commercialize our products, ImmunityBio and Orphazyme, could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic, which could cause delays in the Company’s potential timing of receipts of milestones and royalties within the disclosed time periods and expected costs. The disruptions to ImmunityBio and Orphazyme could include:

●	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption in global shipping that may affect the transport of clinical trial supplies and materials, such as investigational drug product used in their clinical trials;
●	delays in receiving approval from the FDA and local regulatory authorities to initiate their planned clinical trials;
●	changes in FDA and local regulation as part of a response to the COVID-19 coronavirus outbreak which may change the ways in which clinical trials are conducted of discontinue clinical trials altogether;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	delay in the timing of other interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We operated our drug discovery laboratory and LADR™ development program from October 2014 through January 2019. Accordingly, we have a limited operating history in conducting our own drug discovery programs. Consequently, there is limited information for investors to use as basis for assessing the viability of our drug discovery efforts. Investors must consider the risks and difficulties inherent in drug discovery and pre-clinical activities, including the following:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of a previous ownership change, our annual utilization of approximately $72.7 million in federal net operating loss carryforwards will be substantially limited. If we experience ownership changes as a result of future transactions in our stock, we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could potentially result in increased future tax liability to us on any net income that we may earn in the future.

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

The market price of our common stock in 2019 ranged from $0.25 to $0.76 per share, and it may continue to experience significant volatility from time to time. Factors that may affect the market price of our common stock include the following:

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

As of December 31, 2019, we had outstanding stock options to purchase 7,741,349 shares of our common stock at a weighted-average exercise price of $3.32 per share and outstanding warrants to purchase 193,196 shares of common stock at a weighted-average exercise price of $8.60 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 5,739 square feet of office and storage space and expires in February 2020. Our monthly rent is $21,639. In addition to the monthly rent, we are responsible for paying our allocable portion of operating expenses. In January 2020, we signed a new four-year lease which covers approximately 2,771 square feet of office and storage space. This lease is effective March 1, 2020 and extends through February 29, 2024, with a right to extend the term for an additional five-year period, subject to the terms and conditions set forth in the lease agreement. Our monthly rent will be $13,855, subject to annual increases of 3.5 percent. We also lease additional storage space for approximately 540 square feet. This lease expires in February 2020, and requires us to make monthly payments of $1,294, subject to annual increases. In February 2020, we renewed this lease, which requires us to make monthly payments of $1,370, subject to a 2.5 percent annual increase.

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other matters arising from the normal course of business. As of December 31, 2019, we were not involved in any material pending legal proceedings.

We intend to vigorously defend against any complaint. We have directors’ and officers’ liability insurance, which will be utilized in the defense of any matter involving our directors or officers.

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

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The OTC Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The OTC Market:

	High	Low
Fiscal Year 2019:
Fourth Quarter	$0.32	$0.25
Third Quarter	$0.38	$0.30
Second Quarter	$0.68	$0.31
First Quarter	$0.76	$0.51

Fiscal Year 2018:
Fourth Quarter	$1.10	$0.33
Third Quarter	$1.29	$1.00
Second Quarter	$2.05	$1.06
First Quarter	$2.35	$1.50

Holders

On March 26, 2020, there were approximately 257 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2019, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Number of Issued Shares of Restricted Stock	(c) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock, Warrants and Rights	Number of Securities Remaining Available for issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) and (b)
Equity compensation plans approved by our security holders:
2000 Long-Term Incentive Plan	5,091	—	$24.25	—
2008 Stock Incentive Plan	2,336,258	775,194	8.31	—
Equity compensation plans not approved by our security holders:
2019 Stock Incentive Plan	5,400,000	—	$0.26	—
Outstanding warrants (1)	193,196	—	8.60	—
Total	7,934,545	775,194	$3.34	—

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

Recent Issuances of Unregistered Securities

None.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2019.

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

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a private subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany would no longer be needed and, accordingly, the lab was closed at the end of January 2019.

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

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. They have created a “toolbox” of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional cytotoxins) by controlling the release of the drug payloads and improving drug-like properties.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However, no partnerships or any source of financing has become available after two years of effort.

Current Business Strategy

CytRx and Centurion continue to work on identifying partnership or financing opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying these partnership or financing opportunities. In addition, the Company is investigating new lines of business.

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

On July 27, 2017, we entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc.) (“ImmunityBio”), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share, a premium of 92% to the market price on that date. We also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. We are entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

Aldoxorubicin is a conjugate of the commonly prescribed cytotoxin agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor. Aldoxorubicin has been tested in over 600 patients with various types of cancer. Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin. The initial indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS).

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

In addition to STS, ImmunityBio has expanded aldoxorubicin’s use by combining it with immunotherapies and cell-based treatments, in advanced and metastatic pancreatic cancer, in advanced squamous cell carcinoma of the head and neck, in triple negative breast cancer and in colorectal cancer. ImmunityBio has submitted for a randomized metastatic pancreatic study with the FDA.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and we recently secured long-term financing. We also have received limited funding from our strategic partners and licensees.

At December 31, 2019, we had cash and cash equivalents of approximately $16.1 million Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2020 and the first three months of 2021 of approximately $5.5 million (unaudited) to fund operating activities. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Disposition of Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol.  Orphazyme is testing arimoclomol in four indications, including Niemann-Pick disease Type C (NPC), Gaucher disease, sporadic Inclusion Body Myositis (sIBM) and Amyotrophic Lateral Sclerosis (ALS).  Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and have announced they will be submitting a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) and a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the first half and second half of 2020, respectively. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties from potential sales and potential additional milestone payments.

Research and Development

Expenditures for research and development activities related to continuing operations were $0.4 million in 2019 and $0.4 million for the year ended December 31, 2018 or approximately 5% and 5%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

We do not currently project incurring any material research and development expenditures in 2020. Should the Company’s subsidiary, Centurion BioPharma be successful in raising capital to further develop its LADR compounds along with a companion diagnostic, only then would the Company incur research and development expenditures.

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

Discontinued Operations

On December 21, 2018, the Company announced that its pre-clinical lab operations had successfully completed its objectives – namely, it has developed four lead compounds, LADR 7, LADR-8, LADR-9 and LADR 10 along with a companion diagnostic (ACDx). Accordingly, the Company terminated the contracts of all its employees at its Freiburg location and closed the lab at the end of January 2019. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

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

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of certificates of deposit and amounts invested in money market accounts.

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

Under the new standard the ImmunityBio Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when ImmunityBio obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement. This amount was further reduced to $50,000 as of December 31, 2018 and $9,000 as of December 31, 2019.

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

Stock-based Compensation

We periodically issue common stock and stock options to officers, directors, and consultants for services rendered.  Options vest and expire according to terms established at the issuance date of each grant.  Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period. The Company’s stock-based employee compensation plans are described in Note 10. The Company has adopted the provisions of ASC 718, which requires the fair value measurement and recognition of compensation expense for all stock-based awards made to employees.

Through December 31, 2018, stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognized compensation expense in accordance with the requirements of ASC 505-50, Equity (“ASC 505”), as amended. Non-employee option grants that do not vest immediately upon grant were recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, was calculated using the Black-Scholes option-pricing model, is determined, and compensation expense recognized or recovered during the period was adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense was subject to adjustment until the common stock options or warrants are fully vested.

In accordance with the Company’s adoption of Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (see “Recently Adopted Accounting Pronouncements” below), effective January 1, 2019, stock options granted to outside consultants are now accounted for consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

Net Loss Per Share

Basic net loss per common share attributable to common shareholders is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 7.9 million and 3.2 million at December 31, 2019 and 2018, respectively, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

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

Liquidity and Capital Resources

General

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. We also have received limited funding from our strategic partners and licensees. At December 31, 2019, we had cash and cash equivalents of approximately $16.1 million Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2020 and the first three months of 2021 of approximately $5.5 million (unaudited) to fund operating activities. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

If ImmunityBio obtains marketing approval and successfully commercializes aldoxorubicin, we anticipate it will take two years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. There are also no certainties that Orphazyme will be successful in obtaining FDA and EMA approval for arimoclomol or choose to commercialize arimoclomol. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to holders of the shares issued in this offering. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials.

Discussion of Operating, Investing and Financing Activities

Net loss for the year ended December 31, 2019 was $7.2 million, and cash used for operating activities for that period was $5.7 million. The net loss reflects $2.0 million of stock option and warrant expense.

Net loss for the year ended December 31, 2018 was $12.7 million, and cash used for operating activities for that period was $10.9 million. The net loss reflects $1.6 million of stock option and warrant expense, interest expense on the Term Loan of $1.2 million and a non-cash gain of $0.5 million on the fair value adjustment of the warrant liability.

For the year ended December 31, 2019, we received $0.5 million from the sale of fixed assets held for sale, and $7,500 was used for the purchase of equipment and furnishings.

For the year ended December 31, 2018, no money was provided by investing activities, and $11,000 was used for the purchase of equipment and furnishings.

There were no financing activities for the year ended December 31, 2019.

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

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Payments due by periods as of December 31, 2019
Contractual Obligations	Total	Year 1	Years 2 and 3	Years 4 and 5	Years 6 and beyond
Operating lease obligations	$840	$209	$396	$235	$—
Employment obligations	5,593	1,441	2,076	2,076	—
Total contractual obligations	$6,433	$1,650	$2,472	$2,311	$—

(1)

Operating leases are primarily our facility lease obligations, as well as equipment and software lease obligations with third party vendors. The future cash payments for our operating lease obligations include facility leases which were renewed in March 2020.

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

Net Operating Loss Carryforwards

At December 31, 2019, the Company had federal and state net operating loss carryforwards of $321.8 million and $246.7 million, respectively, available to offset against future taxable income, which expire in 2024 through 2037. The federal operating losses from 2018 and 2019 of $5.7 million and $5.5 million, respectively, carry forward indefinitely.

As a result of a change in-control that occurred in the CytRx shareholder base, approximately $72.7 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $249.1 million in federal net operating loss carryforwards, and the $235.6 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2019, CytRx also had research and development tax credits for federal and state purposes of approximately $16.0 million and $22.0 million, respectively, available for offset against future income taxes, which expire in 2022 through 2036. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

We incurred a net loss of $7.2 million and $12.7 million for the years ended December 31, 2019 and 2018, respectively.

During 2019 and 2018, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by our licensees

Due to the nature of research and development, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.

Research and Development from Continuing Operations

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses during 2019 totaled $403,000 and related primarily to licensing fees. Research and development expenses incurred during 2018 were minimal since the expenses related to our Freiburg Germany drug discovery program are presented in the discontinued operations.

General and Administrative from Continuing Operations

	Year Ended December 31,
	2019	2018
	(In thousands)
General and administrative expenses	$5,430	$6,459
Stock, stock option and warrant expenses to non-employees and consultants	55	73
Employee stock and stock option expense	1,953	1,548
Total	7,438	$8,080

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $5.4 million and $6.5 million in 2019 and 2018, respectively. In 2019, the general and administrative expenses decreased by 16%, due to a decrease of approximately $0.5 million in professional fees, a decrease of $0.4 million in salaries due to a reduction in head-count, and additional reduction in overall general and administrative expense.

From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received whichever we can measure more reliably. In 2019 and 2018, we recorded $0.1 million of such expenses. We recorded employee stock option expense of $2.0 million and $1.5 million in 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2019 and 2018 were approximately $21,000 and $29,000, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $0.4 million in 2019 and $0.4 million in 2018. The variance between years is attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.

Interest Expense

On August 1, 2018, we fully repaid loans entered into on February 5, 2016 with Hercules Technology Growth Capital, Inc. (“HTGC”), as administrative agent and lender, and Hercules Technology III, L.P., as lender. There were no interest expenses in 2019, as compared to $1.7 million in 2018.

Recently Adopted Accounting Pronouncements

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

Under the new standard the ImmunityBio Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when ImmunityBio obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement. The contract liability was further reduced to $50,000 and $9,000 respectively, as of December 31, 2018 and at December 31, 2019

Additionally, CytRx is eligible to receive tiered high single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after the first commercial sale if there is no such exclusivity. These revenues will be recognized when earned.

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

On January 1, 2019, CytRx adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We elected the available practical expedients on adoption. Adoption of the new standard resulted in total lease liabilities of $310,000 and ROU assets of $290,000 as of January 1, 2019. At December 31, 2019, the total lease liabilities were $70,000 and the ROU assets were $66,000.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. Effective January 1, 2019, we adopted ASU 2018-07 and there was no cumulative-effect adjustment to the Company’s accumulated deficit.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2019, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2019 and 2018, and for each of the two years ended December 31, 2019 and 2018, together with the reports thereon of our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2019, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019, as described further below.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to have a material effect, on our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Edition) (“the Framework”). Based upon management’s assessment using the criteria contained in COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director (1)	Position
Steven A. Kriegsman	78	II	Director, Chairman of the Board and Chief Executive Officer
Louis Ignarro, Ph.D.	78	I	Lead Director (2) (3)
Joel Caldwell	64	III	Director (2) (3)
Earl Brien. M.D.	59	III	Director
Eric Curtis	52	—	Chief Operating Officer and President (4)
John Y. Caloz	68	—	Chief Financial Officer

(1)	Our Class I and Class II directors serve until the 2020 annual meeting of stockholders, and our Class III directors serve until the 2021 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Caldwell is Chairman of the Committee.

(3)	Members of our Compensation Committee. Dr. Ignarro is Chairman of the Committee.

(4)	On March 10, 2020, Mr. Curtis stepped down from these roles to pursue another opportunity.

Steven A. Kriegsman has been CytRx’s Chief Executive Officer and a director since July 2002. In October 2014, he was elected Chairman of the Board. Mr. Kriegsman served on the boards of directors of Galena Biopharma, Inc. from 2009 until 2016 and Catasys, Inc. from November 2013 to August 2015. He previously served as Director and Chairman of Global Genomics from June 2000 until 2002. Mr. Kriegsman is an inactive Chairman and the founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. During his career, he has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. In the past, Mr. Kriegsman has also served on the Board of Directors of Bradley Pharmaceuticals, Inc. and Hythiam, Inc. Mr. Kriegsman has a B.S. degree with honors from New York University in Accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman is a graduate of the Stanford Law School Directors’ College

Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been a guest speaker and lecturer at various universities including California Institute of Technology (Caltech), Brown University, and New York University. He also was an instructor at York College in Jamaica (Queens), NY, where he taught business to a diverse group of students in York’s adult education program. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the California Health Institute, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, the American Association of Dance Companies and the Palisades-Malibu YMCA. Mr. Kriegsman served in the US Army from 1963-1969.

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

Louis Ignarro, Ph.D. has been a director since July 2002. He previously served as a director of Global Genomics from November 2000 until 2002. Dr. Ignarro received the Nobel Prize for Medicine in 1998. Dr. Ignarro serves as the Jerome J. Belzer, M.D. Distinguished Professor of Pharmacology in the Department of Molecular and Medical Pharmacology at the UCLA School of Medicine. Retired in 2013, Dr. Ignarro had been at the UCLA School of Medicine since 1985 as a professor, acting chairman and assistant dean. Dr. Ignarro received a B.S. in pharmacy from Columbia University and his Ph.D. in Pharmacology from the University of Minnesota. Dr. Ignarro is a Nobel Laureate and an esteemed medical researcher whose experience enables him to offer importance scientific guidance to our Board of Directors. In December 2016, Dr. Ignarro was appointed Lead Director.

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

Eric Curtis joined us in May 2018 as our Chief Operating Officer and President, following a brief tenure providing strategic consultancy services to us. Mr. Curtis also serves as the Chief Executive Officer of our subsidiary, Centurion BioPharma Corporation. He brings 25 years of life science leadership experience, with oncology and orphan diseases his specialty. Mr. Curtis was instrumental in the US and global development and commercialization of many successful drugs, including Votrient®, Doxil®, Velcade®, Benlysta®, Tykerb® and Adempas®. Prior to joining CytRx, Mr. Curtis served as President, U.S. Commercial at Aegerion Pharmaceuticals (now Novelion Therapeutics), Vice President and General Manager – Rare Disease/Cardiopulmonary Business Unit at Bayer Healthcare, and in positions of increasing responsibility at GlaxoSmithKline, culminating in his role as Vice President, Marketing and Global Commercial Leader. Mr. Curtis earned a Master of Business Administration degree from Pennsylvania State University and holds a Bachelor of Science degree from the University of Pittsburgh, where he double-majored in Business and Psychology.

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

Our board of directors currently has two committees. The Audit Committee consists of Mr. Caldwell and Dr. Ignarro. The Compensation Committee consists of Dr. Ignarro and Mr. Caldwell. Such committees operate under formal charters that govern their duties and conduct. Copies of the charters are available on our website at www.cytrx.com.

Our board of directors has determined that Mr. Caldwell, one of the independent directors serving on our Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules. Our board of directors has determined that Dr. Ignarro, Mr. Caldwell and Dr. Brien are “independent” under the current independence standards of both The OTC Market and the SEC.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2019 and 2018 by Steven A. Kriegsman and John Y. Caloz, who are considered our “named executive officers” during the year ended December 31, 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Steven A. Kriegsman
Chief Executive Officer	2019	850,000	190,000	654,000	13,700	1,707,700
	2018	850,000	150,000	—	13,700	1,013,700
John Y. Caloz
Chief Financial Officer and Treasurer	2019	400,000	100,000	76,300	—	576,300
	2018	400,000	100,000	—	—	500,000

Felix Kratz, Ph.D.,
Vice President -
Drug Development (4)	2019	—	—	—	—	—
	2018	225,000	77,000	—	—	302,000

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year.

(2)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, inclusive of Mr. Kriegsman’s restricted stock award, in accordance with ASC 718, “Share Based-Payment.” The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 10 of the Notes to Consolidated Financial Statements included in our 2019 Annual Report.

(3)	Represents life insurance premiums.

(4)	Dr. Kratz’s employment contract was not renewed for 2019.

2019 Grants of Plan-Based Awards

In 2019, we granted stock options to our named executive officers under our 2019 Stock Incentive Plan as follows:

2019 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of CytRx Shares)		Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Steven A. Kriegsman	12/13/2019	3,000,000	(1)	$0.26	$654,000
Chief Executive Officer

John Y. Caloz	12/13/2019	350,000	(1)	$0.26	$76,300
Chief Financial Officer and Treasurer

(1) These options were fully vested on the grant date.

2000 Long-Term Incentive Plan, 2008 Stock Incentive Plan and the 2019 Stock Incentive Plan

The purpose of our 2000 Long-Term Incentive Plan, or 2000 Plan, our 2008 Stock Incentive Plan, or 2008 Plan, and our 2019 Stock Incentive Plan, or 2019 Plan, is to promote our success and enhance our value by linking the personal interests of our employees, officers, consultants and directors to those of our stockholders. The 2000 Plan was originally adopted by our board of directors on August 24, 2000 and by our stockholders on June 7, 2001, with certain amendments to the Plan having been subsequently approved by our board of directors and stockholders. On May 11, 2009, our board of directors approved an amendment to the 2000 Plan to allow for a one-time stock option re-pricing program for our employees. The 2008 Plan was adopted by our board of directors on November 21, 2008 and by our stockholders on July 1, 2009 with certain amendments to that Plan having been subsequently approved by our board of directors and stockholders. The 2019 Plan was adopted by our board of directors on November 15, 2019.

2000 Plan, the 2008 Plan and the 2019 Plan Descriptions

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

Awards under the 2019 Plan

The following is a summary description of financial instruments that may be granted to participants in our 2019 Plan by the Compensation Committee of our board of directors.

Stock Options. The Compensation Committee is authorized to grant only and non-qualified stock options. The terms of any incentive stock option must meet the requirements of Section 422 of the Internal Revenue Code. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant, and no option may have a term of more than 10 years from the grant date.

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

Limitations on Transfer; Beneficiaries. Stock Option awards under the 2019 Plan may generally not be transferred or assigned by participants other than by will or the laws of descent and distribution. Awards of Restricted Stock or Stock Bonus awards may be transferred or assigned only upon such terms and conditions as set forth in the award agreement or as determined by the Compensation Committee in its discretion.

Acceleration Upon Certain Events. In the event of a “Corporate Transaction” as defined in the 2019 Plan, all outstanding options will become fully vested, subject to the holder’s consent with respect to incentive stock options, and exercisable and all restrictions on all outstanding awards will lapse. Unless the surviving or acquiring entity assumes the awards in the Corporate Transaction or the stock award agreement provides otherwise, the stock awards will terminate if not exercised at or prior to the Corporate Transaction.

Termination and Amendment

Our board of directors or the Compensation Committee may, at any time and from time to time, terminate or amend the 2019 Plan without stockholder approval; provided, however, that our board or the Compensation Committee may condition any amendment on the approval of our stockholders if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations. No termination or amendment of the Plans may adversely affect any award previously granted without the written consent of the participants affected. The Compensation Committee may amend any outstanding award without the approval of the participants affected, except that no such amendment may diminish or impair the value of an award.

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2019 by each of our named executive officers were issued under our 2000 Plan, our 2008 Plan and our 2019 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2019:

2019 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven A. Kriegsman	3,000,000	(1)	—	0.26	12/12/29
President and Chief Executive Officer	138,889	(1)	69,445	1.75	12/14/27
	645,995	(4)	129,199	n/a	n/a
	208,334		—	2.58	12/14/26
	166,666		—	14.64	12/14/25
	100,000		—	12.90	12/09/24
	154,167	(3)	—	27.96	12/09/23
	12,363		—	14.76	3/07/23
	83,334		—	10.98	12/10/22
	23,810		—	13.02	12/11/21
	17,858		—	42.42	12/14/20

John Y. Caloz	350,000	(1)	—	0.26	12/12/29
Chief Financial Officer and Treasurer	38,889	(1)	19,444	1.75	12/14/27
	58,333		—	2.58	12/14/26
	50,000		—	14.64	12/14/25
	33,334		—	12.90	12/14/24
	25,000	(3)	—	27.96	12/09/23
	16,667		—	10.98	12/10/22
	4,762		—	13.02	12/11/21
	1,191		—	42.42	12/14/20

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

(2)	These options vest in equal bi-monthly installments, subject to the named executive officer’s remaining in our continuous employ through such dates.

(3)	The options were re-priced from $14.34 to $27.96 on June 1, 2015, with no change to the expiration date of the options.

(4)	Represents restricted stock fully-vested at December 31, 2019. On December 15, 2017, Mr. Kriegsman was granted 387,597 shares of restricted stock, which vest over three years in equal amounts. On December 15, 2016, Mr. Kriegsman was granted 387,597 shares of restricted stock, which vest over three years in equal annual amounts.

Employment Agreements and Potential Payment upon Termination or Change in Control

Employment Agreement with Steven A. Kriegsman

On December 13, 2019, CytRx entered into a First Amendment to Amended and Restated Employment Agreement with Mr. Kriegsman pursuant to his continued employment as Chief Executive Officer. The employment agreement, as amended, will expire on December 31, 2024 but will automatically renew following the expiration date for successive additional one-year periods, unless either Mr. Kriegsman or we elect not to renew it.

Under his employment agreement, Mr. Kriegsman is currently entitled to receive a base salary of $850,000. Our board of directors (or its Compensation Committee) reviews the base salary annually and may increase (but not decrease) it in its sole discretion. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000, and Mr. Kriegsman received a grant of fully-vested stock options to purchase 3,000,000 shares of Common Stock in connection with the First Amendment. In addition, Mr. Kriegsman, during his lifetime, and thereafter to his heirs, is entitled to receive payments equal to ten percent (10%) of the gross milestone and royalty payments received by the Company from Orphazyme A/S (or its successor or assigns) in respect of Arimoclomol and certain covered diseases following the sale of certain assets relating to the Company’s molecular chaperone regulation technology to Orphazyme pursuant to the Asset Purchase Agreement, dated May 13, 2011, less any applicable tax withholdings.

Mr. Kriegsman is eligible to receive additional grants of options to purchase shares of our common stock. The number and terms of those options, including the vesting schedule, will be determined by our board of directors (or its Compensation Committee) in its sole discretion. In his employment agreement, however, we have agreed that all stock options held by Mr. Kriegsman will provide for (a) vesting, in full, of the stock options in the event of, and upon, FDA approval to market aldoxorubicin and in the event of the termination of Mr. Kriegsman’s employment by us without “cause” or due to his “disability,” his resignation for “good reason” or his death and (b) ) the extended exercisability for their full term of all vested options in the event of the termination of his employment by us without “cause,” his resignation for “good reason,” due to his disability or his death.

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

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer and Treasurer pursuant to an employment agreement dated as of January 8, 2020 that is to expire on December 31, 2020. Mr. Caloz is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

We agree in Mr. Caloz’s employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2021.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2019, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or, for Mr. Kriegsman, for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment (4)	6,800,000	6,800,000	6,800,000	6,800,000	—
Chief Executive Officer	Stock Options (1)	—	—	—	—	—
	Health Insurance (2)	210,000	210,000	210,000	210,000	—
	Life Insurance (2)	109,300	109,300	—	109,300	—
	Bonus	1,200,000	1,200,000	1,200,000	1,200,000	—
	Tax Gross Up (3)	—	—	—	—	—
John Y. Caloz	Severance Payment (4)	200,000	400,000	—	—	—
Chief Financial Officer	Stock Options (1)	—	—	—	—	—
	Health Insurance	—	—	22,500	22,500	—

(1)	Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2019, determined by the aggregate difference between the stock price as of December 31, 2019 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2019 for benefits provided to Mr. Kriegsman for a period of eight years.

(3)	This table reflects the terms of Mr. Kriegsman’s amended and restated employment agreement dated as of December 13, 2019. Mr. Kriegsman’s employment agreement provides that if a change in control (as defined in our 2000 Plan or our 2008 Plan) occurs during the term of the employment agreement, and if, during the term and within three years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in their respective employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his respective employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on Mr. Kriegsman’s past compensation and the estimated payment that would result from a termination of employment following a change in control, we have estimated that a gross-up payment would not be required. “Good reason” as defined in Mr. Kriegsman’s employment agreement includes any change in Mr. Kriegsman’s duties or title, as applicable, that are inconsistent with his respective positions. Mr. Kriegsman’s employment agreement provides that, if the employment agreement is not renewed by us or by Mr. Kriegsman upon the expiration of its term on December 31, 2024, Mr. Kriegsman will be entitled to the termination payments and benefits described above.

(4)	Severance payments are prescribed by our employment agreements with the named executive officer and represent a factor of their annual base compensation of six months, except for Mr. Kriegsman, which is the later of December 2024, the expiration of his agreement, plus three years.

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

Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $5,000 for the Chairmen of the Audit and Compensation and Strategy Committees, and $1,500 for the Chairman of the Nomination and Governance Committee), a fee of $3,000 for each board meeting attended ($750 for board actions taken by unanimous written consent), $2,000 for each meeting of the Audit Committee and Compensation Committee attended, and $1,000 for each meeting of the Nomination and Governance Committee meeting attended. Non-employee directors who serve as the chairman of a board committee receive an additional $2,000 for each meeting of the Nomination and Governance Committee attended and an additional $2,500 for each meeting of the Audit, Compensation or Strategy Committees attended. In 2019, we disbanded both the Nomination and Governance Committee and the Strategy Committee, to reduce our expenses.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2019:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
Louis Ignarro, Ph.D., Lead Director	106,250	106,250
Earl Brien, M.D., Director	46,750	46,750
Joel Caldwell, Director	80,750	80,750

(1)	Steven A. Kriegsman does not receive additional compensation for his role as Chairman of the Board. For information relating to Mr. Kriegsman’s compensation as Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2020 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11 who were serving as named Executive Officers as of March 26, 2020; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 29, 2020 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 33,637,501 shares of our common stock outstanding as of March 29, 2020. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
Louis Ignarro, Ph.D.	872,427	2.6	%(1)
Steven A. Kriegsman	4,797,495	14.3	%(2)
Joel Caldwell	510,000	1.5	%(3)
Earl Brien, M.D.	590,247	1.8	%(4)
John Y. Caloz	583,793	1.7	%(5)
All executive officers and directors as a group (five persons)	7,353,962	21.9	%(6)

5% Beneficial Owners
ImmunityBio, Inc.	1,969,697	5.9%

(1)	Includes 870,238 shares subject to options or warrants.

(2)	Includes 3,922,783 shares subject to options or warrants.

(3)	Includes 510,000 shares subject to options or warrants.

(4)	Includes 580,000 shares subject to options or warrants.

(5)	Includes 583,036 shares subject to options or warrants.

(6)	Includes 6,466,057 shares subject to options or warrants.

Equity Compensation Plans

The information required is incorporated herein by reference to Item 5 of this Annual Report relating to our Equity Compensation Plans as set forth on page 27.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although the Company is no longer listed on NASDAQ, our board of directors has determined that Messrs. Ignarro, Brien and Caldwell are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our board of directors. Our board has determined that Messrs. Ignarro and Caldwell also are “independent” for purposes of service as the members of our Audit Committee. In making these determinations, our board of directors has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.

Transactions with Related Persons

General

Our Audit Committee is responsible for reviewing and approving, as appropriate, all transactions with related persons, in accordance with its Charter.

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

As a result, the procedures followed by the Audit Committee to evaluate transactions with related persons require:

●	that all related person transactions, all material terms of the transactions, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction must be communicated to the Audit Committee; and

●	that all related person transactions, and any material amendment or modification to any related person transaction, be reviewed and approved or ratified by the Audit Committee, as required by OTC Market Rules.

Our Audit Committee will evaluate related person transactions based on:

●	information provided by members of our board of directors in connection with the required annual evaluation of director independence;

●	pertinent responses to the Directors’ and Officers’ Questionnaires submitted periodically by our officers and directors and provided to the Audit Committee by our management; and

●	any other relevant information provided by any of our directors or officers.

●	In connection with its review and approval or ratification, if appropriate, of any related person transaction, our Audit Committee is to consider whether the transaction will compromise standards included in our Code of Ethics. In the case of any related person transaction involving an outside director or nominee for director, the Audit Committee also is to consider whether the transaction will compromise the director’s status as an independent director as prescribed in the OTC Market Rules.

There were no related person transactions in 2019.

Applicable Definitions

For purposes of our Audit Committee’s review:

●	“related person” has the meaning given to such term in Item 404(a) of Securities and Exchange Commission Regulation S-K (“Item 404(a)”); and

●	“related person transaction” means any transaction for which disclosure is required under the terms of Item 404(a) involving us and any related persons.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Co, or Weinberg, was appointed to serve as our independent registered public accounting firm effective June 21, 2019 and audited our consolidated financial statements for the year ended December 31, 2019.

BDO USA, LLP, or BDO, served as our independent registered public accounting firm and audited our consolidated financial statements for the year ended December 31,2018.

Audit Fees

The fees for 2019 from Weinberg for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our unaudited consolidated financial statements for the periods ended June 30th and September 30th, 2019 were approximately $90,000. The fees from BDO for the review of our unaudited consolidated financial statements for the period ended March 31, 2019 and for transitional fees were $29,900. The fees from BDO for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our unaudited consolidated financial statements and Form S-3 registration statements for 2018 were $180,220.

Tax Fees

The aggregate fees billed by Weinberg for professional services for tax compliance were $10,450 for 2019. The aggregate fees billed by BDO for professional services for tax compliance were $1,360 for 2019.

The aggregate fees billed by BDO for professional services for tax compliance, tax advice and tax planning were $35,165 for 2018.

All Other Fees

No other services were rendered by either Weinberg or BDO in either 2019 or 2018.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by Weinberg and BDO for 2019 and 2018.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-20 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedule

All schedules are omitted because they are not required, not applicable, or the information is provided in the consolidated financial statements or notes thereto.

(b) Exhibits

See Exhibit Index to this Annual Report, which is incorporated herein by reference.

CytRx Corporation

Form 10-K Exhibit Index

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	8-K	2.1	6/9/2008
3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	10-K	3.1	3/13/2012
3.2	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/15/2012
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, Pursuant to Section 151 of the Delaware General Corporation Law	8-K	3.1	12/14/2016
3.4	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	11/1/2017
3.5	Amended and Restated By-Laws of CytRx Corporation	8-K	99	6/22/2018
3.6	Certificate of Designation of B Junior Participating Preferred Stock	8-K	3.1	12/19/2019
3.7	Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock	8-K	3.2	12/19/2019
3.8	Certificate of Elimination of Series B Convertible Preferred Stock	8-K	3.3	12/19/2019
4.1	Rights Agreement, dated as of December 13, 2019, by and between CytRx Corporation and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	12/19/2019
4.2	Common Stock Purchase Warrant issued by CytRx Corporation to Alexander Capital, L.P.	10-K	4.5	3/11/2016
4.3	Form of Common Stock Purchase Warrant issued by CytRx Corporation, dated July 20, 2016	10-K	4.6	3/15/2017
4.4	Contingent Common Stock Purchase Warrant Agreement dated as of December 5, 2016 issued by CytRx Corporation to Bristol Capital Advisors, LLC on February 10, 2017	10-K	4.7	3/15/2017
4.5	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology Growth Capital, LLC	8-K	10.2	2/9/2016
4.5.1	First Amendment to Warrant Agreement, dated July 28, 2017, issued by CytRx Corporation to Hercules Capital, Inc.	8-K	10.5	8/1/2017
4.6	Warrant Agreement dated as of February 5, 2016 issued by CytRx Corporation to Hercules Technology III, L.P.	8-K	10.3	2/9/2016
4.6.1	First Amendment to Warrant Agreement, dated July 28, 2017, issued by CytRx Corporation to Hercules Technology III, L.P.	8-K	10.6	8/1/2017
4.7	Warrant, dated as of July 27, 2017, issued by CytRx Corporation to NantCell, Inc.	8-K	10.3	8/1/2017
10.1*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	10-K	10.6	3/13/2012

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
10.1.1*	Sixth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/5/2015
10.1.2*	Seventh Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex A	5/20/2016
10.1.3*	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/20/2016
10.1.4*	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.11	3/11/2016
10.1.5*	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.12	3/11/2016
10.2*	Form of Non-qualified Stock Option for grants to Steven A. Kriegsman and Daniel J. Levitt, M.D., Ph.D., under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.13	3/11/2016
10.2.1*	Amendment No. 1 to Stock Option Agreements of Daniel J. Levitt, M.D., Ph.D., dated December 31, 2015.	10-K	10.14	3/11/2016
10.2.2*	Amendment No. 1 to Stock Option Agreements (2000 Long-Term Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016.	10-K	10.15	3/11/2016
10.2.3*	Amendment No. 1 to Stock Option Agreements (2008 Stock Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016	10-K	10.16	3/11/2016
10.3†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	8-K	99	12/21/2001
10.4	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	10-K	10.63	5/14/2004
10.4.1	Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000	10-K	10.64	5/14/2004
10.4.2	Fourth Amendment to Office Lease dated February 10, 2014, by and between CytRx Corporation and Douglas Emmett 1993, LLC	8-K	10.1	2/13/2014
10.4.3	Fifth Amendment to Office Lease dated January 13, 2020 by and between CytRx Corporation and Douglas Emmett 1993, LLC				**
10.5†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	10-Q	10.15	11/14/2006
10.5.1	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	8-K	1.1	3/17/2014
10.6	Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.1	8/1/2017
10.7	Amended and Restated Employment Agreement, dated March 26, 2019, by and between CytRx Corporation and Steven A. Kriegsman	10-K	10.18	3/29/2019
10.7.1	First Amendment, dated December 19, 2019, to Amended and Restated Employment Agreement, dated March 26, 2019, by and between CytRx Corporation and Steven A. Kriegsman	8-K	10.1	12/19/2019
23.1	Consent of Weinberg & Co.
23.2	Consent of BDO USA, LLP				**

Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
101.INS++	XBRL Instance Document.				**
101.SCH++	XBRL Taxonomy Extension Schema Document.				**
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.				**
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.				**
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.				**
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.				**

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.
++	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 27, 2020	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN A. KRIEGSMAN	Chairman of the Board and Chief Executive Officer	March 27, 2020
Steven A. Kriegsman	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 27, 2020
John Y. Caloz	(Principal Financial and Accounting Officer)

/s/ LOUIS IGNARRO	Director	March 27, 2020
Louis Ignarro, Ph.D.

/s/ EARL BRIEN	Director	March 27, 2020
EARL Brien, M.D.

/s/ JOEL CALDWELL	Director	March 27, 2020
Joel Caldwell

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CytRx Corporation

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CytRx Corporation (the “Company”) and subsidiary as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 2019, and the results of their operations and their cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Weinberg & Co

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 27, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

CytRx Corporation

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CytRx Corporation (the “Company”) and subsidiary as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2004 to 2019.

Los Angeles, California

March 29, 2019

CYTRX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$16,130,410	$21,373,273
Receivables	7,628	148,527
Prepaid expenses and other current assets	1,066,497	913,162
Current assets held for sale	—	81,182
Total current assets	17,204,535	22,516,144
Equipment and furnishings, net	42,893	44,326
Other assets	7,590	40,642
Non-current assets held for sale	—	324,853
Total assets	$17,255,018	$22,925,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887,835	$1,234,762
Accrued expenses and other current liabilities	1,162,471	726,191
Current liabilities of discontinued operations	—	602,713
Total current liabilities	2,050,306	2,563,666
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding at December 31, 2019	—	—
Preferred Stock, $0.01 par value, 833,334 shares authorized, including 4,167 shares of Series A Junior Participating Preferred Stock; no shares issued and outstanding at December 31, 2018	—	—
Preferred Stock, $0.01 par value, stated value $1,000, 650 shares authorized of Series B Convertible Preferred Shares at $2.52 per share, no shares issued and outstanding at December 31, 2018	—	—
Common stock, $0.001 par value, 41,666,666 shares authorized; 33,637,501 and 33,637,501 shares issued and outstanding at December 31, 2019 and 2018, respectively	33,637	33,637
Additional paid-in capital	479,197,849	477,192,747
Accumulated deficit	(464,026,774)	(456,864,085)
Total stockholders’ equity	15,204,712	20,362,299
Total liabilities and stockholders’ equity	$17,255,018	$22,925,965

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenue:
Licensing revenue	$—	$250,000

Expenses:
Research and development	403,006	388,841
General and administrative	7,437,809	8,079,861
Depreciation and amortization	20,659	29,423
	7,861,474	8,498,125
Loss before other income (expense)	(7,861,474)	(8,248,125)
Other income (expense):
Interest income	351,968	355,558
Interest expense	—	(1,715,733)
Other income (expense), net	(12,516)	2,676
Gain on warrant liabilities	—	527,025

Loss before provision for income taxes	(7,522,022)	(9,078,599)
Provision for income taxes	(800)	(800)
Loss from continuing operations	(7,522,822)	(9,079,399)

Income (loss) from Discontinued operations (Note 3)	360,133	(3,634,209)

Net loss	$(7,162,689)	$(12,713,608)
Basic and diluted earnings (loss) per share
Continuing operations	$(0.23)	$(0.29)
Discontinued operations	$0.01	$(0.12)
Total basic and diluted loss per share	$(0.22)	$(0.41)
Basic and diluted weighted average shares outstanding	33,261,938	30,947,650

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2018	—	28,037,501	—	$28,037	468,969,445	$(450,852,427)	$18,145,055
Cumulative affect of adopting ASC 606 Adoption	—	—	—	—	—	6,701,950	6,701,950
Stock issued in connection with a public offering	—	5,600,000	—	5,600	6,506,551	—	6,512,151
Issuance of stock options/warrants for compensation and services	—	—	—	—	1,716,751	—	1,716,751
Net loss	—	—	—	—	—	(12,713,608)	(12,713,608)
Balance at December 31, 2018	—	33,637,501	—	$33,637	$477,192,747	$(456,864,085)	$20,362,299

Issuance of stock options/warrants for compensation and services	—	—	—	—	2,005,102	—	2,005,102
Net loss	—	—	—	—	—	(7,162,689)	(7,162,689)
Balance at December 31, 2019	—	33,637,501	—	$33,637	$479,197,849	$(464,026,774)	$15,204,712

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,162,689)	$(12,713,608)
Income (loss) from discontinued operations	360,133	(3,634,209)
Loss from continuing operations	(7,522,822)	(9,079,399)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	20,659	29,423
Loss on retirement of equipment and furnishings	5,432	—
Fair value adjustment on warrant liabilities	—	(527,025)
Loss on goodwill impairment	—	183,780
Amortization of loan cost and discount	—	1,157,817
Stock-based compensation expense	2,007,774	1,621,266
Changes in assets and liabilities:
Receivable	140,899	7,356,229
Prepaid expenses and other current assets	(153,335)	1,000,915
Accounts payable	(346,927)	(2,831,236)
Other assets	33,052	(17,709)
Accrued expenses and other current liabilities	436,280	(7,377,978)
Net cash used in continuing operations	(5,378,988)	(8,483,917)
Net cash used in discontinued operations	(339,359)	(2,383,562)
Net cash used in operating activities	(5,718,347)	(10,867,479)

Cash flows from investing activities:
Purchases of equipment and furnishings for continuing operations	(24,658)	(11,478)
Sale of fixed assets held for sale from discontinued operations	500,142	—
Net cash provided by (used in) investing activities	475,484	(11,478)

Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of fees	—	6,512,151
Term loan principal repayment	—	(9,986,362)
Loan end fee payment	—	(1,771,250)
Net cash used in financing activities	—	(5,245,461)

Net decrease in cash and cash equivalents	(5,242,863)	(16,124,418)
Cash and cash equivalents at beginning of year	21,373,273	37,497,691
Cash and cash equivalents at end of year	$16,130,410	$21,373,273

Supplemental disclosures of non-cash financing/investing activities:
Acquisition of fixed assets included in accounts payable	$17,170	$—

Supplemental disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest	$—	$647,308

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

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a private subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and, accordingly, the lab was closed at the end of January 2019.

LADR Drug Discovery Platform and Centurion

Centurion’s LADR™ (Linker Activated Drug Release) technology platform is a discovery engine combining our expertise in linker chemistry and albumin biology to create a pipeline of anti-cancer molecules that will avoid unacceptable systemic toxicity while delivering highly potent agents directly to the tumor. They have created a “toolbox” of linker technologies that have the ability to significantly increase the therapeutic index of ultra-high potency drugs (10-1,000 times more potent than traditional cytotoxins) by controlling the release of the drug payloads and improving drug-like properties.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However no partnership or any source of financing has become available after two years of effort.

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

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol.  Orphazyme A/S is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and have announced they will be submitting a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) and a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the first half and second half of 2020, respectively. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. CytRx will be entitled to a milestone payment of $6 million upon FDA approval and $4 million upon EMA approval, along with royalties and potential additional milestones.

Current Business Strategy

Currently, the Company is working on identifying partnership or financing opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying these partnership or financing opportunities. In addition, the Company is investigating new lines of business.

Liquidity

At December 31, 2019, we had cash and cash equivalents of approximately $16.1 million Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2020 and the first three months of 2021 of approximately $5.5 million (unaudited) to fund operating activities. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying Consolidated Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of CytRx Corporation and its subsidiary. All intercompany accounts are eliminated.

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in certificates of deposit and money market accounts.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There is an impairment loss of $0 and $0.2 million recognized in 2019 and 2018, respectively, as a result of the discontinued operations (see Note 3).

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

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$10,995	$—	$—	$10,995

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash equivalents	$19,731	$—	$—	$19,731

There were no transfers between Levels I, II and III during 2019 or 2018.

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

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common share and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 7.9 million and 3.2 million shares at December 31, 2019 and 2018, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Stock-based Compensation — The Company periodically issues common stock and stock options to officers, directors, and consultants for services rendered.  Options vest and expire according to terms established at the issuance date of each grant. The Company’s stock-based employee compensation plans are described in Note 10. The Company has adopted the provisions of ASC 718, which requires the fair value measurement and recognition of compensation expense for all stock-based awards made to employees.

Through December 31, 2018, stock options and stock warrants paid in consideration of services rendered by non-employees, the Company recognized compensation expense in accordance with the requirements of ASC 505-50, Equity (“ASC 505”), as amended. Non-employee option grants that do not vest immediately upon grant were recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, was calculated using the Black-Scholes option-pricing model, is determined, and compensation expense recognized or recovered during the period was adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense was subject to adjustment until the common stock options or warrants are fully vested.

In accordance with the Company’s adoption of Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (see “Recently Adopted Accounting Pronouncements” below), effective January 1, 2019, stock options granted to outside consultants are now accounted for consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

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

Recently Adopted Accounting Pronouncements — On January 1, 2019, CytRx adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount , timing, and uncertainty of cash flows arising from leases. We elected the available practical expedients on adoption. Adoption of the new standard resulted in total lease liabilities of $310,000 and ROU assets of $290,000 as of January 1, 2019. At December 31, 2019, the total lease liabilities were $70,000 and the ROU assets were $66,000, and are included in prepaid expenses and accrued expenses, respectively.

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

Under the new standard the ImmunityBio Licensing Agreement, which was determined to be a functional license agreement, as the underlying intellectual property had standalone functionality, was recognizable in 2017 when ImmunityBio obtained the right to use the intellectual property. The subsequent Reimbursement Agreement was determined to be a contract modification that introduced variable contra revenue for the Company’s reimbursement obligations. In accordance with ASC 606, management estimated its obligations under the Reimbursement Agreement to be $3.2 million which is recognized as a contract liability at the time of revenue recognition. These costs were previously recognized as research and development expense in 2017 in accordance with prior accounting standards. This contract liability was reduced to $0.3 million as of January 1, 2018 as a result of costs incurred under the Reimbursement Agreement. This amount was further reduced to $50,000 as of December 31, 2018 and $9,000 as of December 31, 2019 and is included within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2019.

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

Through December 31, 2018, the Company accounted for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounted for stock-based payments to Scientific Advisory Committee members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment was reached or (b) at the date at which the necessary performance to earn the equity instruments was complete.

In accordance with the Company’s adoption of Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (see “Recent Accounting Pronouncements” below), effective January 1, 2019, stock options granted to outside consultants are now accounted for consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

Reclassifications — Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no material effect on net income, cash flows or total assets.

3. Discontinued Operations

On December 21, 2018, the Company announced that its pre-clinical lab operations had successfully completed its objectives – namely, it has developed four lead compounds, LADR 7, LADR-8, LADR-9 and LADR 10 along with a companion diagnostic (ACDx). Accordingly, the Company terminated the contracts of all its employees at this location. For financial statement reporting purposes at December 31, 2018, the Company segregated $81,182 of current assets, and $324,853 of analytical equipment as long-term assets held for sale. In addition, the Company segregated $602,713 of liabilities related to these operations.

In March 2019, the Company sold its analytical equipment for proceeds of $500,142, and accordingly recognized a gain on sale of $186,691 during the year ended December 31, 2019. In addition, the Company was able to settle $601,403 of liabilities for payments of $447,006 and accordingly, reflected a recovery of $154,397.

The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

	Years Ended December 31,
	2019	2018
Current assets held for sale	$—	$81,182
Equipment and furnishings, net	$—	$313,452
Deposit	—	11,401
Non-current assets held for sale	$—	$324,853

Accounts payable	$—	$323,736
Accrued expenses and other current liabilities	—	278,977
Current liabilities for sale	$—	$602,713

Research and development (recovery)	$(154,397)	$2,869,037
Loss on impairment of equipment and furnishings	7,100	207,662
Employee stock option expense (recovery)	(2,672)	95,485
Gain on sale of equipment	(186,691)	—
Other income	(23,473)	2,519
Depreciation expense	—	459,506
Loss (gain) from discontinued operations	$(360,133)	$3,634,209

4. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the Company’s laboratory in Freiburg, Germany. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $3,400 and $2,500 for the years ended December 31, 2019 and 2018, respectively.

5. Equipment and Furnishings

Equipment and furnishings at December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Equipment and furnishings	$115	$135
Less — accumulated depreciation	(72)	(91)
Equipment and furnishings, net	$43	$44

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 were $20,659 and $29,423, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2019 and 2018 are summarized below (in thousands).

	2019	2018
Professional fees	$165	$126
Research and development costs	9	50
Wages, bonuses and employee benefits	268	211
Royalties and milestones	716	316
Other	4	23
Total	$1,162	$726

7. Leases

The Company determines whether an arrangement is, or contains, a lease at inception. Prior to 2019, the company generally accounted for operating lease payments by charging them to expense as incurred. The Company recognized rent expenses of $276,450 in 2018 in the continuing operations. The Company recognized rent expenses of $136,684 in 2018 in the discontinued operations. Beginning in 2019, operating leases that have commenced are included in other assets, other accrued expenses and other long-term liabilities in the consolidated balance sheet. Classification of operating lease liabilities as either current or noncurrent is based on the expected timing of payments due under the company’s obligations.

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

We lease office space related primarily to the administrative activities and at December 31, 2019, the remaining term of these leases are less than 12 months.

Leases with lease terms of twelve-months or less are expensed on a straight-line basis over the lease term and are not recorded in the Consolidated Balance Sheets.

In addition, we elected the hindsight practical expedient to determine the lease term for existing leases.

As of December 31, 2019, balance of the right-of-use assets was approximately $66,000, and balance of the total lease liabilities was approximately $70,000. The remaining term of the leases were less than 12 months and as such, balances of the right-of-use assets and lease liabilities were included in prepaid expenses and other current assets, and accrued expenses and other current liabilities, respectively, on the accompanying consolidated balance sheets.

The components of rent expense and supplemental cash flow information related to leases for the year are as follows:

Year Ended December 31, 2019
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s audited Consolidated Statements of Operations)	$281,488

Other information

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019	$211,749

Weighted average remaining lease term – operating leases (in years)	0.46

Average discount rate	5.5%

8. Commitments and Contingencies

Commitments

Aldoxorubicin

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

Arimoclomol

The agreement relating to our worldwide rights to arimoclomol provides for our payment of up to an aggregate of $3.65 million upon receipt of milestone payments from Orphayzme A/S.

Innovive

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

CytRx’s current contractual obligations that will require future cash payments for the following Employment Agreements as follows (in thousands):

Employment Agreements (1)
2020	$1,441
2021	1,038
2022	1,038
2023	1,038
2024	1,038
Thereafter	3,114
Total	$8,707

(1)	Employment agreements include management contracts which have been revised from time to time. The employment agreement for the Company’s executive officers provide for minimum salaries, which are adjusted annually at the discretion of the Company’s Compensation Committee, and in some cases provide for minimum annual bonuses and employee benefits, as well. New employment agreements for the Company’s other executive officers are usually entered into annually.

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

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. As the situation with Covid-19 continues to evolve, the companies which are working to further develop and commercialize our products, ImmunityBio and Orphazyme, could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic.

9. Equity Transactions

There were no issuance of common stock or preferred stock in 2019.

On May 15, 2018, the Company issued 5.6 million of its common stock in a public offering and the Company received net proceeds of $6.5 million.

10. Stock Options and Equity-Classified Warrants

Stock Options

The Company has a 2000 Long-Term Incentive Plan under which 233,334 shares of common stock were originally reserved for issuance. As of December 31, 2019, there were 5,091 shares subject to outstanding stock options. This plan expired on August 6, 2010, and thus no further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of December 31, 2019, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In 2019, the Company adopted a 2019 Stock Incentive Plan under which 5.4 million shares of common stock are reserved for issuance. As of December 31, 2019, there were 5.4 million shares subject to outstanding stock options. This Plan expires on November 14, 2029.

The Company follows the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2019	2018
Risk-free interest rate	1.82%	2.42%
Expected volatility	85%	92%
Expected lives (years)	10	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2019 and 2018, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. In 2018, the Company used the average term of six years. In 2019, since all of the issued options immediately vested, the Company used the full term of ten years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. The Company accounts for forfeitures as they occur. No amounts relating to stock-based compensation have been capitalized. No amounts relating to employee stock-based compensation have been capitalized.

At December 31, 2019, there remained approximately $0.1 million of unrecognized compensation expense related to unvested stock options granted to current employees and directors, to be recognized as expense over a weighted-average period of 0.57 years. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options		Weighted Average Exercise Price
	2019	2018	2019	2018
Outstanding — beginning of year	2,190,826	2,492,179	$11.55	$11.35
Granted	5,150,000	1,667	0.26	1.89
Exercised	—	—	—	—
Forfeited	(186,512)	(275,085)	9.49	7.64
Expired	(27,974)	(27,935)	43.30	31.87
Outstanding — end of year	7,126,340	2,190,826	3.32	11.55
Exercisable at end of year	7,034,242	1,887,387	$3.34	$13.08
Weighted average fair value of stock options granted during the year:	$0.22	$1.43

Through December 31, 2018, stock options paid in consideration of services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 505-50.

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

The Company recorded $54,500 in expenses related to the issuance of stock options to certain consultants in exchange for services during 2019 and $0 for 2018.

At December 31, 2019, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company’s non-employee stock option activity:

	Stock Options		Weighted Average Exercise Price
	2019	2018	2019	2018
Outstanding — beginning of year	365,000	373,333	$5.49	$5.70
Granted	250,000	—	0.26	—
Exercised	—	—	—	—
Expired/Forfeited	—	(8,333)	0	14.70
Outstanding — end of year	615,000	365,000	3.36	5.49
Exercisable at end of year	615,000	365,000	$3.36	$5.49
Weighted average fair value of stock options granted during the year:	$0.22	$—

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2019	2018
Risk-free interest rate	1.82%	—
Expected volatility	85%	—
Expected lives (years)	10	—
Expected dividend yield	—	—

The following table summarizes significant ranges of outstanding stock options under the three plans at December 31, 2019:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.26 — 1.00	5,400,000	9.96	$0.26	5,400,000	9.96	$0.26
$1.01 — 3.00	1,050,664	7.61	2.04	958,564	7.57	2.07
$3.01 — 15.00	852,362	4.97	12.56	852,362	4.97	12.56
$15.01 — 48.30	438,314	3.91	26.19	438,314	3.91	26.19

	7,741,340	8.75	$3.32	7,649,242	8.76	$3.34

There was no aggregate intrinsic value to the outstanding options, options vested, and options exercised during 2019.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Statements of Operations:

	Years Ended December 31,
	2019	2018
Research and development – employee	$(2,672)	$95,485
General and administrative – employee	1,409,158	989,154
Total employee stock-based compensation	$1,406,486	$1,084,639

General and administrative – non-employee	$54,500	—
Total non-employee stock-based compensation	$54,500	$—

Restricted Stock

In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years.  The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration.  The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The Company recorded an employee stock-based compensation expense for restricted stock of approximately $544,000 and $559,000 for the years ended December 31, 2019 and 2018, respectively.   No restricted stock was granted in 2019 nor 2018.

Equity-Classified Warrants

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants		Weighted Average Exercise Price
	2019	2018	2019	2018

Outstanding — beginning of year	693,916	3,980,781	$7.16	$4.92
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(500,000)	(3,287,585)	6.60	3.65
Outstanding — end of year	193,916	693,916	8.60	7.16
Exercisable at end of year	193,916	693,916	$8.60	$7.16
Weighted average fair value of warrants granted during the year:	$—	$—

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2019:

			Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$4.62 — 4.62	84,554	1.10	$4.62	84,554	1.10	$4.62
$10.44 —10.44	83,335	1.11	10.44	83,335	1.11	10.44
$12.30 — 12.30	21,140	1.10	12.30	21,140	1.10	12.30
$33.60 — 33.60	4,167	4.21	33.60	4,167	4.21	33.60

	193,196	1.17	$8.60	193,916	1.17	$8.60

11. Stockholder Protection Rights Plan

On December 13, 2019, the Board of Directors of the Company adopted a stockholder rights plan, and authorized and declared a dividend to stockholders of record at the close of business on December 23, 2019 of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.001 par value per share (“Common Stock”), of the Company. Each Right entitles the holder to purchase from the Company one one-thousandth (subject to adjustment) of one share of Series B Junior Participating Preferred Stock, $0.01 par value per share (“Preferred Stock”) of the Company at an exercise price of $5.00 per one one-thousandth of a share of Preferred Stock. The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of December 13, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.

Rights will attach to all common stock certificates representing shares outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and become exercisable following the earlier of (i) the tenth (10th) business day after a public announcement that either discloses that a person or a group of related persons has acquired beneficial ownership of fifteen percent (15%) or more of the Common Stock other than as a result of repurchases of Common Stock by the Company or certain inadvertent acquisitions (an “Acquiring Person”) or information which reveals the existence of an Acquiring Person, or (ii) the tenth (10th) business day or such later date as may be determined by the Board, after a person or a group of related persons announce or commence a tender or exchange offer that would result in a person or a group of related persons becoming an Acquiring Person. For purposes of the Rights Agreement, beneficial ownership is defined to include the ownership of derivative securities. The date on which the Rights separate from the Common Stock and become exercisable is referred to as the “Distribution Date.”

The Rights will be redeemable at the Board’s sole discretion for $0.001 per Right (payable in cash, Common Stock or other consideration deemed appropriate by the Board) at any time ending on the earlier of (i) the tenth (10th) business day (or such later date as may be determined by the Board) after the public announcement that a person has acquired beneficial ownership of fifteen percent (15%) or more of the Common Stock and (ii) the final expiration date of the Rights Agreement. Until such time as the Rights are no longer redeemable by the Company, the Rights are not exercisable. Immediately upon the action of the Board ordering redemption, the Rights will terminate and the only right of the holders of the Rights will be to receive the $0.001 redemption price. The redemption price will be adjusted if the Company undertakes a stock dividend, a stock split or similar transaction

At any time after the date on which a person beneficially owns fifteen percent (15%) or more of the Common Stock and prior to the acquisition by the person of fifty percent (50%) or more of the Common Stock, the Board may exchange the Rights (other than Rights owned by the Acquiring Person or any Related Person, which would have become void), in whole or in part, for Common Stock at an exchange ratio (subject to adjustment) of one share of Common Stock per Right (or, if insufficient shares are available, the Company may issue preferred stock, cash, debt or equity securities, property or a combination thereof in exchange for the Rights).

The Rights will expire at or prior to the earlier of (i) December 13, 2029, or (ii) the redemption or exchange of the Rights as described above.

In the event that, at any time after a person or group becomes an “Acquiring Person,” (i) the Company is acquired in a merger or other business combination with another company and the Company is not the surviving corporation, (ii) another company consolidates or merges with the Company and all or part of the Common Stock is converted or exchanged for other securities, cash, or property, or (iii) 50% or more of the consolidated assets or earning power of the Company and its subsidiaries is sold or transferred to another company, then each holder of a Right (except Rights that previously have been voided) shall thereafter have the right to receive, upon exercise, Common Stock or other equity interest of the ultimate parent of such other company having a value equal to two times the exercise price of the Right.

The terms of the Rights and the Rights Agreement may be amended by action of the Board in any respect without the consent of the holders of the Rights on or prior to the time a person becomes an Acquiring Person. Thereafter, the terms of the Rights and the Rights Agreement may not be supplemented or amended in any manner that would adversely affect the interests of the holders of the Rights. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Commensurate with the adoption of the new Series B Junior Participating Preferred Stock, the Series A Junior Participating Preferred Stock was eliminated.

12. Income Taxes

At December 31, 2019, the Company had federal and state net operating loss carryforwards of $321.8 million and $246.7 million, respectively, available to offset against future taxable income, which expire in 2024 through 2037. The federal operating losses from 2018 and 2019 of $5.7 million and $5.5 million, respectively, carry forward indefinitely.

As a result of a change in-control that occurred in the CytRx shareholder base, approximately $72.7 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $249.1 million in federal net operating loss carryforwards, and the $235.6 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2019, CytRx also had research and development tax credits for federal and state purposes of approximately $16.0 million and $22.0 million, respectively, available for offset against future income taxes, which expire in 2022 through 2036. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$63,002	$69,619
Tax credit carryforwards	37,901	33,348
Equipment, furnishings and other	4,178	4,523
Total deferred tax assets	105,081	107,490
Deferred tax liabilities	—	—
Net deferred tax assets	105,081	107,490
Valuation allowance	(105,081)	(107,490)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2019 and 2018 was $2.4 million and $2.4 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2019	2018
Federal benefit at statutory rate	$(1,504)	$(1,907)
State income taxes, net of Federal taxes	(500)	(657)
State credits	2	(112)
Warrant liabilities	—	(111)
Other permanent differences	45	12
Provision related to change in valuation allowance	2,409	(1,415)
Federal rate adjustment	—	—
NQ Options	—	—
Current year tax credit	—	—
NOL Adjustments	—	—
Termination/Cancellation of Equity Compensation Awards	—	695
Return to provision	(452)	664
Other, net	—	2
	$—	$1

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2019.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2019, the tax returns for 2016 through 2019 remain open to examination by the Internal Revenue Service and for 2015 to 2019 for various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2019 and 2018, the Company had accrued no interest or penalties related to uncertain tax positions.

13. Subsequent events

In January 2020, the Company signed a new four-year lease which covers approximately 2,771 square feet of office and storage space. This lease is effective March 1, 2020 and extends through February 29, 2024, with a right to extend the term for an additional five-year period, subject to the terms and conditions set forth in the lease agreement.  The monthly rent will be $13,855, subject to annual increases of 3.5 percent. The Company also leases additional storage space of approximately 540 square feet. This lease expires in February 2020, and requires us to make monthly payments of $1,294, subject to annual increases. In February 2020, the Company renewed this lease, which requires us to make monthly payments of $1,370, subject to a 2.5 percent annual increase. The Company will record a right of use asset and lease liability obligation of $735,306 upon inception of these leases.

