Form 10-Q
period 2020-03-31
CYTRX CORP
filed 2020-05-14
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________ to ____________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of May 13, 2020: 33,637,501 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,297,442	$16,130,410
Receivables	103,402	7,628
Prepaid expenses and other current assets	618,694	1,066,497
Total current assets	16,019,538	17,204,535
Equipment and furnishings, net	61,749	42,893
Other assets	21,715	7,590
Operating lease right-of-use assets	719,138	—
Total assets	$16,822,140	$17,255,018
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$882,876	$887,835
Accrued expenses and other current liabilities	1,100,798	1,092,895
Current portion of operating lease liabilities	189,290	69,576
Total current liabilities	2,172,964	2,050,306

Operating lease liabilities, net of current portion	530,588	—

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,666 shares authorized; 33,637,501 shares issued and outstanding at March 31, 2020 and December 31, 2019	33,637	33,637
Additional paid-in capital	479,284,511	479,197,849
Accumulated deficit	(465,199,560)	(464,026,774)
Total stockholders’ equity	14,118,588	15,204,712
Total liabilities and stockholders’ equity	$16,822,140	$17,255,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
License revenue	$—	$—

Expenses:
Research and development	—	5,834
General and administrative	1,226,305	1,731,718
	1,226,305	1,737,552

Loss from operations	(1,226,305)	(1,737,552)

Other income (expense):
Interest income	54,821	88,310
Other (expense), net	(1,302)	(17,290)

Loss from continuing operations	$(1,172,786)	$(1,666,532)

Income from discontinued operations	—	240,544

Net loss	$(1,172,786)	$(1,425,988)

Basic and diluted loss per share
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	$—	$0.01
Total basic and diluted loss per share	$(0.03)	$(0.04)
Basic and diluted weighted-average shares outstanding	33,508,302	33,249,904

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(1,172,786)	$(1,666,532)
Income from discontinued operations	—	240,544
Net loss	(1,172,786)	$(1,425,988)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,500	5,444
Loss on retirement of fixed assets	—	5,433
Stock-based compensation expense	86,662	213,174
Changes in assets and liabilities:
Receivable	(95,774)	(9,753)
Prepaid expenses and other current assets	381,532	67,212
Other assets	(14,125)	25,463
Amortization of right-of-use asset	62,443	—
Accounts payable	(4,959)	74,048
Decrease in lease liabilities	(65,008)	—
Accrued expenses and other current liabilities	(9,471)	215,834
Net cash used in operating activities from continuing operations	(824,986)	(1,069,677)
Net cash used in operating activities from discontinued operations	—	(523,642)
Net cash used in operating activities	(824,986)	(1,593,319)

Cash flows from investing activities:
Purchase of fixed assets	(7,981)	—
Purchase of short-term investments	—	(11,036,102)
Sale of fixed assets held for sale	—	271,927
Net cash used in investing activities	(7,981)	(10,764,175)

Net decrease in cash and cash equivalents	(832,967)	(12,357,494)
Cash and cash equivalents at beginning of period	16,130,410	21,373,273
Cash and cash equivalents at end of period	$15,297,442	$9,015,779

Supplemental disclosure of Cash Flow Information:
Recognition of operating lease right-of-use assets and obligations under ASC Topic 842	$715,310	$—

Reclassification of right-of-use asset, from prepaid expenses	$66,271	$—

Fixed assets acquired through issuance of notes payable	$17,374	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	For the Three Month Period Ended March 31, 2020

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2020	—	33,637,501		$33,637	$479,197,849	$(464,026,774)	$15,204,712
Issuance of stock options/warrants for compensation and services	—	—	—	—	86,662	—	86,662
Net loss						(1,172,786)	(1,172,786)
Balance at March 31, 2020	—	33,637,501		$33,637	$479,284,511	$(465,199,560)	$14,118,588

	For the Three Month Period Ended March 31, 2019
	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2019	—	33,637,501		$33,637	$477,192,747	$(456,864,085)	$20,362,299
Issuance of stock options/restricted stock and warrants for compensation and services					210,502		210,502
Net loss						(1,425,988)	(1,425,988)
Balance at March 31, 2019	—	33,637,501		$33,637	$477,403,249	($458,290,073)	$19,146,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three-Months Period Ended March 31, 2020 and 2019
(Unaudited)

1. Description of Company and Basis of Presentation

CytRx Corporation (“CytRx”) is a biopharmaceutical research and development company specializing in oncology and neurodegenerative diseases. The Company’s focus has been on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. In 2018, additional animal efficacy and toxicology testing of these lead candidates was conducted. In addition, a novel albumin companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However no partnership or any source of financing has become available after over two years of effort. Management continues to seek out sources of capital for Centurion.

Aldoxorubicin

Until July 2017, the Company was focused on the research and clinical development of aldoxorubicin, its modified version of the widely-used cytotoxin agent, doxorubicin. Aldoxorubicin combines the agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone.

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and have announced they will be submitting a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) by June 30, 2020, and a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the second half of 2020. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC and their Early Access Program is now operational. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties and potential additional milestone payments. There can be no assurance that Orphazyme will achieve such approvals.

Current Business Strategy

Currently, the Company and Centurion are working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic, although no partnerships or other sources of financing have become available after over two years of effort We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying these partnership and financing opportunities. In addition, the Company is investigating new lines of business.

Basis of Presentation

The accompanying condensed consolidated financial statements at March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2019 have been derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, we had cash and cash equivalents and short-term investments of approximately $15.3 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2020 and the first four months of 2021 of approximately $5.1 million (unaudited) to fund operating activities. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

2. Summary of Significant Accounting Policies

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards, recoverability of deferred tax assets, and estimated useful lives of fixed assets, The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Stock Compensation

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). We recognized a loss of approximately ($5,395) and ($2,142) respectively, for the three-month periods ended March 31, 2020 and 2019.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 7.9 million shares for the three-month period ended March 31, 2020 as compared to 2.6 million shares for the three-month period ended March 31, 2019.

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

Recently Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

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

	Period Ended
	March 31, 2020	March 31, 2019

Research and development	$—	$(171,127)
Loss on impairment of equipment and furnishings	—	7,100
Employee stock option expense	—	(2,672)
Other income	—	(73,845)
Depreciation expense	—	—
Income from discontinued operations	$—	$(240,544)

4. Leases

We lease office space and office copiers related primarily to the administrative activities. The Company accounts for leases under ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.

In January 2020, the Company signed a new four-year lease which covers approximately 2,771 square feet of office and storage space. This lease is effective March 1, 2020 and extends through February 29, 2024, with a right to extend the term for an additional five-year period, subject to the terms and conditions set forth in the lease agreement. The monthly rent is $13,855, subject to annual increases of 3.5 percent. In February 2020, the Company renewed its additional storage space lease, which requires us to make monthly payments of $1,370, subject to a 2.5 percent annual increase. The Company recorded a right of use asset and lease liability obligation of $715,310 upon inception of these leases. The Company also reclassified a previously existing right-of-use asset of $66,271 from other assets to right-of-use asset.

As of March 31, 2020, the balance of right-of-use assets was approximately $719,000, and the balance of total lease liabilities was approximately $720,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of March 31, 2020 are as follows:

Operating Lease Payments

April 2020 – March 2021	$194,596
April 2021 – March 2022	200,852
April 2022 – March 2023	195,936
April 2023 – March 2024	186,873
Total future minimum lease payments	778,257

Less: present value adjustment	58,380
Operating lease liabilities at March 31, 2020	719,878
Less: current portion of operating lease liabilities	189,290
Operating lease liabilities, net of current portion	$530,588%

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended March 31, 2020
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$64,903

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended March 31, 2020	$63,935

Weighted average remaining lease term – operating leases (in years)	3.8

Average discount rate	3.6%

5. Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan, which expired on August 6, 2010. As of March 31, 2020, there were 14,018 shares subject to outstanding stock options under this plan. No further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of March 31, 2020, there were approximately 2.4 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In 2019, the Company adopted a 2019 Stock Incentive Plan under which 5.4 million shares of common stock are reserved for issuance. As of March 31, 2020, there were 5.4 million shares subject to outstanding stock options. This Plan expires on November 14, 2029.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Research and development — employee	$—	$—
General and administrative — employee	86,662	213,174
Total employee stock-based compensation	$86,662	$213,174

Options

There were no options granted in either periods ended March 31, 2020 and March 31, 2019.

Presented below is our stock option activity:

	Three Months Ended March 31, 2020
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2020	7,126,340	615,000	7,741,340	$3.32
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2020	7,126,340	615,000	7,741,340	$3.32
Exercisable at March 31, 2020	7,056,458	615,000	7,671,458	$3.34

The following table summarizes significant ranges of outstanding stock options under our plans at March 31, 2020:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	5,400,000	9.71	$0.26	5,400,000	9.71	$0.26
$1.01 – $3.00	1,050,673	7.36	$2.04	980,791	7.24	$2.06
$3.01 – $15.00	852,360	4.72	$12.56	852,360	4.72	$12.56
$15.01 –$42.42	438,309	3.66	$26.19	438,309	3.66	$26.19
	7,741,340	8.50	$3.32	7,671,458	8.46	$3.34

During the periods ended March 31, 2020 and 2019, the Company recognized stock compensation costs of $30,395 and $75,408 relating to the vesting of these options. As of March 31, 2020, there remained approximately $0.1 million of unrecognized compensation expense related to unvested stock options granted to current employees, which we expect will be recognized over a weighted-average period of 0.45 years. The aggregate intrinsic value of the outstanding options and options vested as of March 31, 2020 was $648,000.

At March 31, 2020 and December 31, 2019, there were warrants outstanding to purchase 193,196, at a weighted-average exercise price of $8.60, in each period.

Restricted Stock

In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $56,267 and $137,766 respectively, for the quarters ended March 31, 2020 and 2019. As of March 31, 2020, there remained approximately $160,000 of unrecognized compensation expense related to the vesting of these shares.

6. Income Taxes

At December 31, 2019, we had federal and state net operating loss carryforwards of $321.8 million and $246.7 million, respectively, available to offset against future taxable income, which expire in 2024 through 2037, of which $249.1 million and $235.6 million, respectively, are not subject to limitation under Section 382 of the Internal Revenue Code.

7. Commitments and Contingencies

Commitments

Aldoxorubicin

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

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. As the situation with Covid-19 continues to evolve, the companies which are working to further develop and commercialize our products, ImmunityBio and Orphazyme, could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic. Among other things, the active and planned clinical trials by ImmunityBio and Orphazyme and their regulatory approvals, if any, may be delayed or interrupted, which could delay or adversely affect the Company’s potential receipt of milestone and royalty payments within the disclosed time periods and increase expected costs. As of the date of this filing, senior management and administrative staff are working remotely and will return to their offices at a yet to be determined date.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

CytRx Corporation (“CytRx”) is a biopharmaceutical research and development company specializing in oncology and neurodegenenerative diseases. The Company’s focus has been on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal preclinical studies, stability, and manufacturing feasibility. In 2018, additional animal efficacy and toxicology testing of these lead candidates was conducted. In addition, a novel albumin companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However no partnership or any source of financing has become available after over two years of effort. Management continues to seek out sources of capital for Centurion.

Aldoxorubicin

Until July 2017, the Company was focused on the research and clinical development of aldoxorubicin, its modified version of the widely-used cytotoxin agent, doxorubicin. Aldoxorubicin combines the agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone.

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and have announced they will be submitting a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) by June 30, 2020, and a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the second half of 2020. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC and their Early Access Program is now operational. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties and potential additional milestone payments. There can be no assurance that Orphazyme will achieve such approvals.

Current Business Strategy

Currently, the Company and centurion are working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic, although no partnerships or other sources of financing have become available after over two years of effort. We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying these partnership and financing opportunities In addition, the Company is investigating new lines of business.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company’s common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the Securities and Exchange Commission Staff Bulletin No. 107’s Simplified Method for Estimate Expected Term. The risk-free interest rate is estimated using comparable published federal funds rates.

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 7.9 million shares for the three-month period ended March 31, 2020, and 2.6 million shares for the three-month period ended March 31, 2019, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2020, we had cash and cash equivalents and short-term investments of approximately $15.3 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2020 and the first four months of 2021 of approximately $5.1 million (unaudited) to fund operating activities. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, CytRx has the ability to reduce the amounts and alter the timing of certain expenditures as needed to manage its liquidity needs while still advancing its corporate objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide it with long term debt or capital. CytRx cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs.

We recorded a net loss in the three-month period ended March 31, 2020 of $1.2 million as compared to a net loss in the comparative 2020 period from continuing operations of $1.7 million, or a decrease of $0.5 million. CytRx closed its drug development operations in Freiburg Germany in December 2018, resulting in a gain from discontinued operations of $0.2 million in the comparative three-month period ended March 31, 2019.

We purchased a minimal amount of fixed assets in the period ended March 31, 2020 as compared to the realization of $0.3 million from the sale of fixed assets from discontinued operations in the three-month period ended March 31, 2019 and do not expect any significant capital spending during the next 12 months.

There were no financing transactions in either three month-periods ended March 31, 2020 or March 31, 2019.

We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital and we may not be able to obtain future financing on favorable terms, or at all. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future financial condition. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.

There can be no assurance that we will be able to generate revenues from our product candidates and become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

We recorded a net loss of approximately $1.2 million for the three-month period ended March 31, 2020, as compared to a net loss from continuing operations in the three-month period ended March 31, 2019 of $1.7 million, primarily due to reduction head count. In 2019, we had closed our drug development operations in Freiburg Germany and sold most of the Company’s fixed assets, resulting in a gain from discontinued operations of $0.2 million in the three-month period ended March 31, 2019.

We recognized no licensing revenue in the three-month periods ended March 31, 2020 and 2019. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2020, we do not foresee receiving any significant licensing fees.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2020	2019
	(In thousands)
General and administrative expenses	$1,133	$1,513
Non-cash general and administrative expenses	—	—
Employee stock, and stock option expense	87	213
Depreciation and amortization	6	6
	$1,226	$1,732

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.1 million for the three-month period ended March 31, 2020, and $1.5 million for the same period in 2019. Our general and administrative expenses in the current three-month period, excluding stock option expense, non-cash expenses and depreciation and amortization, decreased by approximately $0.4 million, primarily due to a reduction in head count and savings in public company costs and professional fees.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense

Interest income was approximately $55,000 for the three-month period ended March 31, 2020 as compared to approximately $88,000 for the same period in 2019.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2020, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), which was filed with the SEC on March 26, 2020. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

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

CytRx Corporation

Date: May 14, 2020	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement with John Y. Caloz, dated January 8, 2020

10.2	Fifth Amendment to Office Lease dated January 13, 2020 by and between CytRx Corporation and Douglas Emmett 1993, LLC (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 8-K filed on March 27, 2020)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

