Form 10-Q
period 2020-06-30
CYTRX CORP
filed 2020-08-14
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer [ ]	Accelerated filer	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of August 14, 2020: 33,637,501 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,587,401	$16,130,410
Receivables	12,065	7,628
Prepaid expenses and other current assets	285,801	1,066,497
Total current assets	14,885,267	17,204,535
Equipment and furnishings, net	54,783	42,893
Other assets	19,366	7,590
Operating lease right-of-use assets	669,666	—
Total assets	$15,629,082	$17,255,018
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$952,411	$887,835
Accrued expenses and other current liabilities	1,131,130	1,092,895
Current portion of operating lease liabilities	174,772	69,576
Total current liabilities	2,258,313	2,050,306

Operating lease liabilities, net of current portion	507,012	—

Total liabilities	2,765,325	2,050,306

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,666 shares authorized; 33,637,501 shares issued and outstanding at June 30, 2020 and December 31, 2019	33,637	33,637
Additional paid-in capital	479,371,170	479,197,849
Accumulated deficit	(466,541,050)	(464,026,774)
Total stockholders’ equity	12,863,757	15,204,712
Total liabilities and stockholders’ equity	$15,629,082	$17,255,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
Research and development	—	580	—	1,056
General and administrative	1,379,426	1,531,073	2,605,730	3,268,223
	1,379,426	1,531,653	2,605,730	3,269,279

Loss before other income (expense)	(1,379,426)	(1,531,653)	(2,605,730)	(3,269,279)

Other income (loss):
Interest income	35,893	104,095	90,714	192,405
Interest expense	—	—	—	—
Other income (loss), net	2,043	14,968	740	(2,321)
Gain on warrant derivative liabilities	—	—	—	—

Net loss from continuing operations	(1,341,490)	(1,412,590)	(2,514,276)	(3,079,195)

Income from discontinued operations	—	138,095	—	378,712

Net loss	$(1,341,490)	$(1,274,495)	$(2,514,276)	$(2,700,483)

Basic and diluted loss per share
Continuing operations	$(0.04)	$(0.04)	$(0.08)	$(0.09)
Discontinued operations	$—	$—	$—	$0.01
Total basic and diluted loss per share	$(0.04)	$(0.04)	$(0.08)	$(0.08)

Basic and diluted weighted-average shares outstanding	33,508,302	33,249,904	33,508,302	33,249,904

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,514,276)	$(2,700,483)
Income from discontinued operations	—	378,712
Loss from continuing operations	(2,514,276)	$(3,079,195)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	14,012	10,828
Loss on retirement of fixed assets	—	5,432
Stock-based compensation expense	173,321	427,880
Changes in assets and liabilities:
Receivable	(4,437)	139,144
Prepaid expenses and other current assets	714,425	448,143
Other assets	(11,776)	27,993
Amortization of right-of-use asset	111,915	—
Accounts payable	64,576	(339,027)
Decrease in lease liabilities	(103,102)	—
Accrued expenses and other current liabilities	20,862	211,549
Net cash used in operating activities from continuing operations	(1,534,480)	(2,147,253)
Net cash used in operating activities from discontinued operations	—	(348,338)
Net cash used in operating activities	(1,534,480)	(2,495,591)

Cash flows from investing activities:
Purchase of fixed assets	(8,529)	—
Sale of fixed assets held for sale	—	500,142
Net cash used in investing activities	(8,529)	500,142

Net decrease in cash and cash equivalents	(1,543,009)	(1,995,449)
Cash and cash equivalents at beginning of period	16,130,410	21,373,273
Cash and cash equivalents at end of period	$14,587,401	$19,377,824

Supplemental disclosure of Cash Flow Information:
Recognition of operating lease right-of-use assets and obligations under ASC Topic 842	$715,310	$—

Reclassification of right-of-use asset, from prepaid expenses	$66,271	$—

Acquisition of equipment included in accrued expenses	$17,374	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2020	—	33,637,501		$33,637	$479,197,849	$(464,026,774)	$15,204,712
Issuance of stock options/restricted stock and warrants for compensation and services					86,662		86,662
Net loss						(1,172,786)	(1,172,786)
Balance at March 31, 2020		33,637,501		33,637	479,284,511	(465,199,560)	14,118,588
Issuance of stock options/restricted stock and warrants for compensation and services	—	—	—	—	86,659	—	86,659
Net loss						(1,341,490)	(1,341,490)

Balance at June 30, 2020	—	33,637,501		$33,637	$479,371,170	$(466,541,050)	$12,863,757

Balance at January 1, 2019	—	33,637,501		$33,637	$477,192,747	$(456,864,085)	$20,362,299
Issuance of stock options/warrants for compensation and services	—	—	—	—	210,502	—	210,502
Net loss						(1,425,988)	(1,425,988)
Balance at March 31, 2019	—	33,637,501		$33,637	$477,403,249	$(458,290,073)	$19,146,813
Issuance of stock options/restricted stock for compensation and services					214,706		214,706
Net loss						(1,274,495)	(1,274,905)
Balance at June 30, 2019		33,637,501		$33,637	$477,617,955	$(459,564,568)	$18,087,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six-Months Period Ended June 30, 2020 and 2019
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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However no partnership or any source of financing has become available after over two years of effort. Management continues to seek out potential partnerships or sources of capital for Centurion.

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

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin. ImmunityBio has initiated a Phase 2, randomized, two-cohort, open-label registrational-intent study for first-line and second-line treatment of locally advanced or metastatic pancreatic cancer, which includes aldoxorubicin.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and have submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), and plans on submitting a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the second half of 2020. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC and their Early Access Program is now operational. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties and potential additional milestone payments. There can be no assurance that Orphazyme will achieve such approvals.

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

Basis of Presentation

The accompanying condensed consolidated financial statements at June 30, 2020 and for the three-month and six-month periods ended June 30, 2020 and 2019, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2019 have been derived from our audited financial statements as of that date.

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

Liquidity and Capital Resources

At June 30, 2020, we had cash and cash equivalents and short-term investments of approximately $14.6 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2020 and the first seven months of 2021 of approximately $5.9 million (unaudited) to fund operating activities. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain (loss) of approximately ($5,400) and $100, respectively, for the three-month and six-month periods ended June 30, 2020 and a gain of approximately $8,200 and $6,500, respectively, for the three and six-month periods ended June 30, 2019, respectively.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 7.9 million shares for each of the three-month and six-month periods ended June 30, 2020, and 2.6 million shares for each of the three-month and six-month periods ended June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$—	$(1,940)	$—	$(172,272)
Loss on impairment of equipment and furnishings	—	—	—	7,100
Employee stock option expense	—	—	—	(2,672)
Gain on sale of assets held for sale	—	(138,976)	—	(193,791)
Other (income) loss	—	2,821	—	(17,077)
Depreciation expense	—	—	—	—
Income from discontinued operations	$—	$(138,095)	$—	$(378,712)

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

As of June 30, 2020, the balance of right-of-use assets was approximately $670,000, and the balance of total lease liabilities was approximately $682,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of June 30, 2020 are as follows:

Operating Lease Payments

July 2020 – June 2021	$196,156
July 2021 – June 2022	199,618
July 2022 – June 2023	197,600
July 2023 – June 2024	134,690
Total future minimum lease payments	728,064

Less: present value adjustment	46,280
Operating lease liabilities at June 30, 2020	681,784
Less: current portion of operating lease liabilities	174,772
Operating lease liabilities, net of current portion	$507,012

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended June 30, 2020
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$80,443

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended June 30, 2020	$88,227

Weighted average remaining lease term – operating leases (in years)	3. 6

Average discount rate	3.6%

5. Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan, which expired on August 6, 2010. As of June 30, 2020, there were 1,521 shares subject to outstanding stock options under this plan. No further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of June 30, 2020, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In 2019, the Company adopted a 2019 Stock Incentive Plan under which 5.4 million shares of common stock are reserved for issuance. As of June 30, 2020, there were 5.4 million shares subject to outstanding stock options. This Plan expires on November 14, 2029.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020		2019
Research and development	$—	$—	$		$(2,672)
General and administrative — employee	86,659	214,706		173,321	427,880
Total employee stock-based compensation	$86,659	$214,706		$173,321	$425,208

Options

There were no options granted in either periods ended June 30, 2020 and June 30, 2019.

Presented below is our stock option activity:

	Six Months Ended June 30, 2020
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2020	7,126,340	615,000	7,741,340	$3.32
Granted	—	—	—	—
Forfeited or expired	(3,570)	—	(3,570)	$32.76
Outstanding at June 30, 2020	7,122,770	615,000	7,737,770	$3.31
Exercisable at June 30, 2020	7,075,104	615,000	7,690,104	$3.32

The following table summarizes significant ranges of outstanding stock options under our plans at June 30, 2020:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 – $1.00	5,400,000	9.46	$0.26	5,400,000	9.46	$0.26
$1.01 – $3.00	1,050,673	7.11	$2.04	1,003,007	7.00	$2.04
$3.01 – $15.00	852,360	4.47	$12.56	852,360	4.47	$12.56
$15.01 –$42.42	434,737	3.44	$26.13	434,737	3.44	$26.13
	7,737,770	8.25	$3.32	7,690,104	8.24	$3.32

The Company recorded stock compensation costs related to vesting of options during the period of $30,392 and $60,787, respectively, for the three and six-month periods ended June 30, 2020, as compared to $75,410 and $148,146, respectively, for the three and six-month periods ended June 30, 2019. As of June 30, 2020, there remained approximately $0.1 million of unrecognized compensation expense related to unvested stock options granted to current employees, which we expect will be recognized over a weighted-average period of 0.31 years. The aggregate intrinsic value of the outstanding options and options vested as of June 30, 2020 was $2.3 million.

At June 30, 2020 and December 31, 2019, there were warrants outstanding to purchase 193,196, at a weighted-average exercise price of $8.60, in each period.

Restricted Stock

In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $56,267 and $112,534 respectively, for the three and six-month periods ended June 30, 2020 as compared to $139,296 and $277,062 respectively, for the three and six-month periods ended June 30, 2019. As of June 30,2020, there remained approximately $110,000 of unrecognized compensation expense related to the vesting of these shares.

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

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. As the situation with Covid-19 continues to evolve, the companies which are working to further develop and commercialize our products, ImmunityBio and Orphazyme, could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic. Among other things, the active and planned clinical trials by ImmunityBio and Orphazyme and their regulatory approvals, if any, may be delayed or interrupted, which could delay or adversely affect the Company’s potential receipt of milestone and royalty payments within the disclosed time periods and increase expected costs. As of the date of this filing, senior management and administrative staff are working primarily remotely and will return to their offices at a yet to be determined date.

8. Subsequent Event

In August 2020, the Company’s Chief Executive Officer, certain Board members and an outside consultant exercised 4.4 million of their 2019 stock options on a cashless exercise basis, and were issued a total of approximately 2.7 million common shares of the Company.

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

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. Although te hCompany’s current operations have not been impacted, as the situation with Covid-19 continues to evolve, the companies which are working to further develop and commercialize our products, ImmunityBio and Orphazyme, could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic. Among other things, the active and planned clinical trials by ImmunityBio and Orphazyme and their regulatory approvals, if any, may be delayed or interrupted, which could delay or adversely affect the Company’s potential receipt of milestone and royalty payments within the disclosed time periods and increase expected costs. As of the date of this filing, senior management and administrative staff are working primarily remotely and will return to their offices at a yet to be determined date.

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

CytRx and Centurion have been working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and its albumin companion diagnostic. However no partnership or any source of financing has become available after over two years of effort. Management continues to seek out potential partnerships or sources of capital for Centurion.

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

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer directly working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin. ImmunityBio has initiated a Phase 2, randomized, two-cohort, open-label registrational-intent study for first-line and second-line treatment of locally advanced or metastatic pancreatic cancer, which includes aldoxorubicin.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and have announced they submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), and and plans on submitting a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the second half of 2020. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC and their Early Access Program is now operational. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties and potential additional milestone payments. There can be no assurance that Orphazyme will achieve such approvals.

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

Net Income (Loss) per Share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding. Potentially dilutive stock options and warrants to purchase 7.9 million shares for each of the three-month and six-month periods ended June 30, 2020, and 2.6 million shares for each of the three-month and six-month periods ended June 30, 2019, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At June 30, 2020, we had cash and cash equivalents and short-term investments of approximately $14.6 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2020 and the first seven months of 2021 of approximately $5.9 million (unaudited) to fund operating activities. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, CytRx has the ability to reduce the amounts and alter the timing of certain expenditures as needed to manage its liquidity needs while still advancing its corporate objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide it with long term debt or capital. CytRx cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs.

We recorded a net loss of approximately $2.5 million for the six-month period ended June 30, 2020, as compared to a net loss from continuing operations in the six-month period ended June 30, 2019 of $2.7 million. In 2019, we had closed our drug development operations in Freiburg Germany and sold most of the Company’s fixed assets, resulting in a gain from discontinued operations of $0.5 million in the six-month period ended June 30, 2019. Consequently, our net loss from continuing operations were approximately $0.6 million lower on a comparative basis, primarily due to a reduction in head count.

We purchased a minimal amount of fixed assets in the period ended June 30, 2020 as compared to the realization of $0.5 million from the sale of fixed assets from discontinued operations in the six-month period ended June 30, 2019 and do not expect any significant capital spending during the next 12 months.

There were no financing transactions in either six month-periods ended June 30, 2020 or June 30, 2019.

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

Results of Operations

We recorded a net loss of approximately $1.3 and $2.5 million for the three-month and six-month periods ended June 30, 2020, as compared to a net loss of approximately $1.3 million and $2.7 million for the three-month and six-month periods ended June 30, 2019, respectively. In 2019, we had closed our drug development operations in Freiburg Germany and sold most of the Company’s fixed assets, resulting in a gain from discontinued operations of $0.4 million in the six-month period ended June 30, 2019. Consequently, our net loss from continuing operations were approximately $0.6 million lower on a comparative basis, primarily due to a reduction in head count.

We recognized no licensing revenue in the six-month periods ended June 30, 2020 and 2019. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2020, we do not foresee receiving any significant licensing fees.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
General and administrative expenses	$1,284	$1,311	$2,419	$2,830
Amortization of stock awards	87	215	173	428
Depreciation and amortization	8	5	14	11
	$1,379	$1,531	$2,606	$3,269

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $1.3 million and $2.4 million for the three and six-month periods ended June 30, 2020, respectively, and $1.3 million and $2.8 million, respectively, for the same periods in 2019. Our general and administrative expenses in the comparative six-month periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased by approximately $0.4 million, primarily due to a reduction in head count.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was approximately $36,000 and $91,000 for the three-month and six-month periods ended June 30, 2020, respectively, as compared to $104,000 and $192,000, respectively, for the same periods in 2019.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2020, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. — Other Information

On or about August 12, 2020, CytRx authorized the issuance of an aggregate of 2,692,537 shares of Common Stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the cashless exercise provisions of stock options that were issued by CytRx under the 2019 Stock Incentive Plan.  These issuances were exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof as transactions by an issuer not involving a public offering.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 14, 2020	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

