Form 10-Q
period 2020-09-30
CYTRX CORP
filed 2020-11-13
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of November 13, 2020: 36,480,038 shares.

CYTRX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,601,878	$16,130,410
Insurance claims receivable	613,905	7,628
Prepaid expenses and other current assets	1,464,289	1,066,497
Total current assets	14,680,072	17,204,535
Equipment and furnishings, net	47,270	42,893
Other assets	16,836	7,590
Operating lease right-of-use assets	625,302	—
Total assets	$15,369,480	$17,255,018
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,136,376	$887,835
Accrued expenses and other current liabilities	1,378,349	1,162,471
Current portion of operating lease liabilities	174,772	—
Total current liabilities	4,689,497	2,050,306

Operating lease liabilities, net of current portion	464,505	—

Total liabilities	5,154,002	2,050,306

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,666 shares authorized; 36,480,038 and 33,637,501 shares issued and outstanding, respectively, at September 30, 2020 and December 31, 2019	36,480	33,637
Additional paid-in capital	479,494,604	479,197,849
Accumulated deficit	(469,315,606)	(464,026,774)
Total stockholders’ equity	10,215,478	15,204,712
Total liabilities and stockholders’ equity	$15,369,480	$17,255,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
Research and development	592,768	374	819,950	1,430
General and administrative	2,207,874	1,546,213	4,586,422	4,814,436
	2,800,642	1,546,587	5,406,372	4,815,866

Loss before other income (expense)	(2,800,642)	(1,546,587)	(5,406,372)	(4,815,866)

Other income (loss):
Interest income	21,302	91,403	112,016	283,808
Other income (loss), net	4,782	(35,598)	5,522	(37,919)

Net loss from continuing operations	(2,774,558)	(1,490,782)	(5,288,834)	(4,569,977)

Income from discontinued operations	—	19,243	—	397,955

Net loss	$(2,774,558)	$(1,471,539)	$(5,288,834)	$(4,172,022)

Basic and diluted loss per share
Continuing operations	$(0.08)	$(0.04)	$(0.16)	$(0.14)
Discontinued operations	$—	$—	$—	$0.01
Total basic and diluted loss per share	$(0.08)	$(0.04)	$(0.16)	$(0.13)

Basic and diluted weighted-average shares outstanding	35,195,082	33,249,904	34,070,562	33,249,904

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,288,834)	$(4,172,022)
Income from discontinued operations	—	397,955
Loss from continuing operations	(5,288,834)	(4,569,977)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	21,524	15,824
Loss on retirement of fixed assets	—	5,432
Stock-based compensation expense	260,598	644,113
Changes in assets and liabilities:
Receivable	7,628	143,738
Prepaid expenses and other current assets	(464,063)	(497,040)
Other assets	(9,246)	30,523
Amortization of right-of-use asset	156,279	—
Accounts payable	1,634,946	959,514
Decrease in lease liabilities	(145,609)	—
Accrued expenses and other current liabilities	285,145	209,914
Net cash used in operating activities from continuing operations	(3,541,631)	(3,057,959)
Net cash used in operating activities from discontinued operations	—	(300,341)
Net cash used in operating activities	(3,541,631)	(3,358,300)

Cash flows from investing activities:
Purchase of short-term investments	—	(10,023,850)
Purchase of equipment and furnishings	(25,902)	—
Sale of fixed assets held for sale	—	500,142
Net cash used in investing activities	(25,902)	(9,523,708)

Cash flows from financing activities
Proceeds from exercise of stock options	39,000	—
Net cash used in financing activities	39,000	—

Net decrease in cash and cash equivalents	(3,528,532)	(12,882,008)
Cash and cash equivalents at beginning of period	16,130,410	21,373,273
Cash and cash equivalents at end of period	$12,601,878	$8,491,265

Supplemental disclosure of Cash Flow Information:
Recognition of operating lease right-of-use assets and obligations under ASC Topic 842	$715,310	$—

Reclassification of right-of-use asset, from prepaid expenses	$66,271	$—
Insurance claims to offset accounts payable	$613,905	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2020	—	33,637,501		$33,637	$479,197,849	$(464,026,774)	$15,204,712
Issuance of stock options/restricted stock and warrants for compensation and services					86,662		86,662
Net loss						(1,172,786)	(1,172,786)
Balance at March 31, 2020		33,637,501		33,637	479,284,511	(465,199,560)	14,118,588
Issuance of stock options/restricted stock and warrants for compensation and services		—		—	86,659	—	86,659
Net loss						(1,341,490)	(1,341,490)

Balance at June 30, 2020	—	33,637,501		$33,637	$479,371,170	$(466,541,050)	$12,863,757
Exercise of stock options		2,842,537		2,843	36,157		39,000
Issuance of stock options/restricted stock for compensation and services		—		—	87,277	—	87,277
Net loss						(2,774,558)	(2,774,558)

Balance at September 30, 2020	—	36,480,038		$36,480	$479,494,604	$(469,315,606)	$10,215,478

Balance at January 1, 2019	—	33,637,501		$33,637	$477,192,747	$(456,864,085)	$20,362,299
Issuance of stock options/warrants for compensation and services		—	—	—	210,502	—	210,502
Net loss		—				(1,425,988)	(1,425,988)
Balance at March 31, 2019	—	33,637,501		$33,637	$477,403,249	$(458,290,073)	$19,146,813
Issuance of stock options/restricted stock for compensation and services					214,706		214,706
Net loss						(1,274,495)	(1,274,495)
Balance at June 30, 2019		33,637,501		$33,637	$477,617,955	$(459,564,568)	$18,087,024
Issuance of stock options/restricted stock for compensation and services		—	—	—	216,233	—	216,233
Net loss						(1,471,539)	(1,471,539)
Balance at September 30, 2019		33,637,501		$33,637	$477,834,188	$(461,036,107)	$16,831,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine-Month Periods Ended September 30, 2020 and 2019

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

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a subsidiary, and transferred to it all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany would no longer be needed and, accordingly, the lab was closed at the end of January 2019.

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

On July 27, 2017, the Company entered into an exclusive worldwide license agreement with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, our company is no longer directly working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin. ImmunityBio has initiated a Phase 2, randomized, two-cohort, open-label registrational-intent study for first-line and second-line treatment of locally advanced or metastatic pancreatic cancer, which includes aldoxorubicin.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and have submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), which is currently under Priority Review by the U.S. Food and Drug Administration (“FDA”) with a target action date of March 17, 2021. It also recently submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA). Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC and their Early Access Program is now operational. Orphazyme expects to obtain results from its registration trials for both sIBM and ALS in the first half of 2021. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties and potential additional milestone payments. There can be no assurance that Orphazyme will achieve such approvals or that CytRx will receive any milestone or royalty payments.

Current Business Strategy

Currently, the Company and Centurion are working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic, although no partnerships or other sources of financing have become available after over two years of effort We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying these partnership and financing opportunities. In addition, the Company is investigating new lines of business. There can be no assurances that any such opportunities will come to fruition.

Basis of Presentation

The accompanying condensed consolidated financial statements at September 30, 2020 and for the three-month and nine-month periods ended September 30, 2020 and 2019, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2019 have been derived from our audited financial statements as of that date.

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

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents and short-term investments of approximately $12.6 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2020 and the first ten months of 2021 of approximately $5.5 million (unaudited) to fund operating activities. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

2. Summary of Significant Accounting Policies

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards, recoverability of deferred tax assets, insurance claims and estimated useful lives of fixed assets. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

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

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain of approximately $13,300 and $100, respectively, for the three-month and nine-month periods ended September 30, 2020 and a loss of approximately ($16,800) and ($8,400), respectively, for the three and nine-month periods ended September 30, 2019, respectively.

Insurance recoveries

The Company has several policies with insurance underwriters that provide for the recovery of certain costs incurred by the Company. The Company’s policy is to record any liability as incurred, and then to record the estimated recovery from the insurance company for that cost as a receivable in accordance with terms of its existing policies. As of September 30, 2020, management has estimated that $613,905 is recoverable from its insurance carriers under the terms of its policies.

Basic and Diluted Net Loss Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 3.4 million for the nine-month period ended September 30, 2020, and 2.6 million shares for the nine-month period ended September 30, 2019.

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

The Company terminated its lease in Freiburg Germany on April 30, 2019 with no penalty. The Company sold its analytical equipment in March 2019 and accordingly has classified these assets as current assets held for sale and has written down these assets by $7,000. On April 30, 2019 the Company also sold its German office furniture and German leasehold improvements for $0.3 million. The net book value of the assets held for sale is $0 at September 30, 2019. The value of the assets sold in April 2019 are greater than their net book value and so no write-down has been recorded in the period. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$—	$(58)	$—	$(171,432)
Loss on impairment of equipment and furnishings	—	—	—	7,100
Employee stock option expense	—	—	—	(2,672)
Gain on sale of assets held for sale	—	—	—	(192,791)
Other (income) loss	—	(19,185)	—	(38,160)
Depreciation expense	—	—	—	—
Income from discontinued operations	$—	$(19,243)	$—	$(397,955)

4. Leases

We lease office space and office copiers related primarily to the Company’s administrative activities. The Company accounts for leases under ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.

In January 2020, the Company signed a new four-year office lease which covers approximately 2,771 square feet of office and storage space. This lease is effective March 1, 2020 and extends through February 29, 2024, with a right to extend the term for an additional five-year period, subject to the terms and conditions set forth in the lease agreement. The monthly rent is $13,855, subject to annual increases of 3.5 percent. In February 2020, the Company renewed its additional storage space lease, which requires us to make monthly payments of $1,370, subject to a 2.5 percent annual increase. The Company recorded a right of use asset and lease liability obligation of $715,310 upon inception of these leases. The Company also reclassified a previously existing right-of-use asset of $66,271 from other assets to right-of-use asset.

As of September 30, 2020, the balance of right-of-use assets was approximately $625,000, and the balance of total lease liabilities was approximately $639,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of September 30, 2020 are as follows:

Operating Lease Payments

Oct 2020 – Sept 2021	$197,716
Oct 2021 – Sept 2022	198,385
Oct 2022 – Sept 2023	199,263
Oct 2023 – Sept 2024	84,181
Total future minimum lease payments	679,545

Less: present value adjustment	40,268
Operating lease liabilities at September 30, 2020	639,277
Less: current portion of operating lease liabilities	174,772
Operating lease liabilities, net of current portion	$464,505

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended September 30, 2020
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$128,962

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended September 30, 2020	$136,746

Weighted average remaining lease term – operating leases (in years)	3. 4

Average discount rate	3.4%

5. Stock Based Compensation

The Company has a 2000 Long-Term Incentive Plan, which expired on August 6, 2010. As of September 30, 2020, there were no remaining shares subject to outstanding stock options under this plan. No further shares are available for future grant under this plan.

The Company also has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of September 30, 2020, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted the 2019 Stock Incentive Plan under which 5.4 million shares of common stock were reserved for issuance. As of September 30, 2020, there remained outstanding stock options to purchase 0.9 million shares issued under this Plan. No other options are available for issuance under this Plan, which expires on November 14, 2029.

During the period ended September 30, 2020, the Company issued an aggregate of approximately 2.8 million shares of its common stock upon the exercise of 4.55 million options. Of the 4.55 million option shares, holders of 4.4 million options exercised their shares on a cashless basis into approximately 2.69 million shares of the Company’s common stock. The Company received $39,000 for the exercise of the remaining 150,000 options shares in exchange for 150,000 shares of its common stock.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September, 30,
	2020	2019	2020		2019
Research and development	$—	$—	$		$(2,672)
General and administrative — employee	87,277	216,234		260,598	644,113
Total employee stock-based compensation	$87,277	$216,234		$260,598	$641,441

Options

There were no options granted in either periods ended September 30, 2020 and September 30, 2019.

Presented below is our stock option activity:

	Nine Months Ended September 30, 2020
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2020	7,126,340	615,000	7,741,340	$3.32
Granted	—	—	—	—
Exercised	(4,300,000)	(250,000)	(4,550,000)	$0.26
Forfeited or expired	(3,570)	—	(3,570)	$32.76
Outstanding at September 30, 2020	2,822,770	365,000	3,187,770	$7.67
Exercisable at September 30, 2020	2,432,320	365,000	3,162,320	$7.71

The following table summarizes significant ranges of outstanding stock options under our plans at September 30, 2020:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	850,000	9.21	$0.26	850,000	9.21	$0.26
$1.01 – $3.00	1,050,673	6.86	$2.04	1,025,223	6.75	$2.05
$3.01 – $15.00	852,360	4.22	$12.56	852,360	4.22	$12.56
$15.01 –$42.42	434,737	3.19	$26.13	434,737	3.19	$26.13
	3,187,770	6.28	$7.67	3,162,320	8.24	$7.71

The Company recorded stock compensation costs related to vesting of options during the period of $30,392 and $91,179, respectively, for the three and nine-month periods ended September 30, 2020, as compared to $75,406 and $226,224, respectively, for the three and nine-month periods ended September 30, 2019. As of September 30, 2020, there remained approximately $20,000 of unrecognized compensation expense related to unvested stock options granted to current employees, which we expect will be recognized over a weighted-average period of 0.16 years. The aggregate intrinsic value of the outstanding options and options vested as of September 30, 2020 was $0.3 million.

At September 30, 2020 and December 31, 2019, there were warrants outstanding to purchase 193,196 shares, at a weighted-average exercise price of $8.60, in each period. Outstanding warrants at September 30, 2020 had no intrinsic value as of the period then ended.

Restricted Stock

In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $56,885 and $169,419 respectively, for the three and nine-month periods ended September 30, 2020 as compared to $140,827 and $417,889 respectively, for the three and nine-month periods ended September 30, 2019. As of September 30,2020, there remained approximately $56,000 of unrecognized compensation expense related to the vesting of these shares.

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

The Company evaluates developments in legal proceedings and other matters on a quarterly basis. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company has made claims for reimbursements under its Directors & Officers insurance coverage. These claims are subject to inherent uncertainties, and management’s view of these matters may change in the future Until the claims are processed and finalized, there is no guarantee the amounts will be fully recoverable.

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

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a subsidiary, and transferred to it all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany would no longer be needed and, accordingly, the lab was closed at the end of January 2019.

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

On July 27, 2017, the Company entered into an exclusive worldwide license agreement with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, our company is no longer directly working on development of aldoxorubicin. As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin. ImmunityBio has initiated a Phase 2, randomized, two-cohort, open-label registrational-intent study for first-line and second-line treatment of locally advanced or metastatic pancreatic cancer, which includes aldoxorubicin.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and sporadic Inclusion Body Myositis (sIBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has highlighted positive Phase2/3 clinical trial data in patients with NPC and have submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), which is currently under Priority Review by the U.S. Food and Drug Administration (“FDA”) with a target action date of March 17, 2021. It also recently submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA). Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC and their Early Access Program is now operational. Orphazyme expects to obtain results from its registration trials for both sIBM and ALS in the first half of 2021. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties and potential additional milestone payments. There can be no assurance that Orphazyme will achieve such approvals or that CytRx will receive any milestone or royalty payments.

Current Business Strategy

Currently, the Company and Centurion are working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic, although no partnerships or other sources of financing have become available after over two years of effort. We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying these partnership and financing opportunities. In addition, the Company is investigating new lines of business. There can be no assurances that any such opportunities will come to fruition.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 3.4 million for the nine-month period ended September 30, 2020, and 2.6 million shares for the nine-month period ended September 30, 2019.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At September 30, 2020, we had cash and cash equivalents and short-term investments of approximately $12.6 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2020 and the first ten months of 2021 of approximately $5.5 million (unaudited) to fund operating activities. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, CytRx has the ability to reduce the amounts and alter the timing of certain expenditures as needed to manage its liquidity needs while still advancing its corporate objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide it with long term debt or capital. CytRx cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs.

We recorded a net loss from continuing operations of approximately $5.3 million for the nine-month period ended September 30, 2020, as compared to a net loss from continuing operations in the nine-month period ended September 30, 2019 of $4.6 million. This net loss from continuing operations was approximately $0.7 million higher on a comparative basis, due to increased consulting expenditures related to establishment of a regulatory plan for the Company’s Centurion Biopharma assets, a substantial increase in professional fees and related costs associated with a proxy contest related to our 2020 annual meeting of stockholders, as compared to no research and development expenses in the 2019 period and a reduction in head count as well as other cost reduction initiatives in 2019 .. In 2019, we had closed our drug development operations in Freiburg, Germany and sold substantially all of the Company’s fixed assets, resulting in a gain from discontinued operations of $0.4 million in the nine-month period ended September 30, 2019.

We purchased a minimal amount of fixed assets in the nine-month period ended September 30, 2020 as compared to the realization of $0.5 million from the sale of fixed assets from discontinued operations in the nine-month period ended September 30, 2019 and do not expect any significant capital spending during the next 12 months.

One of the Company’s Board members exercised a portion of his stock options resulting in a cash infusion of $39,000 in the nine month period ended September 30, 2020, as compared to no financing transactions in the comparative 2019 period.

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

Results of Operations

We recorded a net loss of approximately $2.8 and $5.3 million for the three-month and nine-month periods ended September 30, 2020, as compared to a net loss of approximately $1.5 million and $4.2 million for the three-month and nine-month periods ended September 30, 2019, respectively. Our net loss from continuing operations for the nine-month period was approximately $0.7 million higher on a comparative basis, primarily due to increased consulting expenditures related to establishment of a regulatory plan for the Company’s Centurion Biopharma assets and an increase in professional fees and related costs associated with a proxy contest related to our 2020 annual meeting of stockholders. In 2019, we had closed our drug development operations in Freiburg Germany and sold most of the Company’s fixed assets, resulting in a gain from discontinued operations of $0.4 million in the nine-month period ended September 30, 2019.

We recognized no licensing revenue in the nine-month periods ended September 30, 2020 and 2019. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor. During the remainder of 2020, we do not foresee receiving any significant licensing fees.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
General and administrative expenses	$2,113	$1,325	$4,303	$4,154
Amortization of stock awards	87	216	261	644
Depreciation and amortization	8	5	22	16
	$2,208	$1,546	$4,586	$4,814

General and administrative expenses include all administrative salaries and general corporate expenses, including legal and consulting expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $2.1 million and $4.3 million for the three and nine-month periods ended September 30, 2020, respectively, and $1.3 million and $4.2 million, respectively, for the same periods in 2019. Our general and administrative expenses in the comparative three-month period excluding amortization of stock awards, non-cash expenses and depreciation and amortization, increased by approximately $0.8 million, primarily due to a substantial increase in professional fees and related costs associated with a proxy contest related to our 2020 annual meeting of stockholders. For the nine-month period ended September 30, 2020, these increased professional fees and related costs were somewhat offset on a comparative period by a reduction in head count as well as other cost reduction initiatives.

Research and Development Expenses

Research and development expenses consist of direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred. Costs of technology developed for use in our products are expensed as incurred until technological feasibility has been established. Our research and development expenses for the three and nine-month periods ended September 30, 2020, respectively, were $0.6 million and $0.8 million as compared to a minimal amount in the comparative 2019 periods. The expenses in the current periods relate primarily to consulting fees for the establishment of a regulatory plan for the Company’s Centurion BioPharma assets as we continue to focus on identifying a partnership.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was approximately $21,000 and $112,000 for the three-month and nine-month periods ended September 30, 2020, respectively, as compared to $91,000 and $284,000, respectively, for the same periods in 2019, primarily due to a significant drop in interest rates.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2020, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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

CytRx Corporation

Date: November 13, 2020	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Cooperation Agreement, dated August 21, 2020, by and between CytRx Corporation and Jerald A. Hammann (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

