Form 10-K
period 2020-12-31
CYTRX CORP
filed 2021-03-24
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Based on the closing price of the Registrant’s common stock as reported on OTC Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $25.2 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 23, 2021 was 36,480,038.

CYTRX CORPORATION

2020 ANNUAL REPORT ON FORM 10-K

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

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a private subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. The Management Services Agreement may be terminated by either party at any time. Centurion is focused on the development of personalized medicine for solid tumor treatment. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany would no longer be needed and, accordingly, the lab was closed at the end of January 2019.

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

Business Strategy for LADR™ Platform

Currently, the Company continues to work on identifying partnership or financing opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying partnership or financing opportunities.

Aldoxorubicin

Until July 2017, we were concentrating on the research and clinical development of aldoxorubicin, our modified version of the widely used cytotoxin agent, doxorubicin. Aldoxorubicin combines the agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone.

On July 27, 2017, we entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, the Company is no longer working on development of aldoxorubicin (ImmunityBio has recently merged with NantKwest, Inc.). As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share, a premium of 92% to the market price on that date. We also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. We are entitled to receive up to an aggregate of $343 million in potential milestone payments contingent upon achievement of certain regulatory approvals and commercial milestones. We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin. ImmunityBio has initiated a Phase 2, randomized, two-cohort, open-label registrational-intent study for first-line and second-line treatment of locally advanced or metastatic pancreatic cancer, which includes aldoxorubicin.

Aldoxorubicin is a conjugate of the commonly prescribed cytotoxin agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor. Aldoxorubicin, has been tested in over 600 patients with various types of cancer. Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin. The initial indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS). ImmunityBio lists a randomized Phase 2 and a randomized Phase 3 study, as well as an aldoxorubicin and ifosfamide Phase 1/2 study in its solid tumor platform and is currently reviewing options in STS.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

In addition to STS, ImmunityBio has expanded aldoxorubicin’s use by combining it with immunotherapies and cell-based treatments and is currently in late-stage clinical development in advanced and metastatic pancreatic cancer, in glioblastoma, and in triple negative breast cancer. ImmunityBio has initiated a phase 2 registrational-intent study in metastatic pancreatic cancer.

Molecular Chaperone Assets (Orphayzme)

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in four indications, including Niemann-Pick disease Type C (NPC), Gaucher disease, Inclusion Body Myositis (IBM) and Amyotrophic Lateral Sclerosis (ALS). Orphazyme has announced it expects read-outs for its registrational trials in IBM and ALS in the first half of 2021. Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and have submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), which is currently under Priority Review by the U.S. Food and Drug Administration (“FDA”) with a target action date of June 17, 2021. It also submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA). They have established an Early Access Program in the U.S. as well as other select European countries. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. Orphayzme recently announced its intention that arimoclomol will be marketed globally under the tradename MIPLYFFA™. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, with royalties from potential sales and potential additional milestone payments, although there can be no assurances that such milestones will be achieved.

Innovive Acquisition Agreement

On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc., or Innovive, and its clinical-stage cancer product candidates, including aldoxorubicin and tamibarotene. Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. The earnout merger consideration, if any, will be payable in shares of our common stock, subject to specified conditions, or, at our election, in cash or by a combination of shares of our common stock and cash. Our common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of our common stock at the time the earnout merger consideration is paid. The earnout will be accrued if and when earned. As of December 31, 2020 and 2019 no amounts were due under this Agreement.

Research and Development

Expenditures for research and development activities related to continuing operations were $0.8 million in 2020 and $0.4 million for the year ended December 31, 2019, or approximately 12% and 5%, respectively, of our total expenses. For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Patents and Proprietary Technology

We actively seek patent protection for our technologies, processes, uses, and ongoing improvements and consider our patents and other intellectual property to be critical to our business. We regularly evaluate the patentability of new inventions and improvements developed by us or our collaborators, and, whenever appropriate, will endeavor to file U.S. and international patent applications to protect these new inventions and improvements. We cannot be certain that any of the current pending patent applications we have filed or licensed, or any new patent applications we may file or license, will ever be issued in the U.S. or any other country. There also is no assurance that any issued patents will be effective to prevent others from using our products or processes. It is also possible that any patents issued to us, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents and may acquire additional patents and proprietary rights relating to compounds, products or processes that may be competitive with ours.

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

As of December 31, 2020, we have three pending U.S. patent applications and forty-one pending foreign patent applications covering our LADRTM-related technology including LADR-7, LADR-8, LADR-9 and LADR-10. The un-extended patent term of patents that issue covering our LADRTM-related technology is between June 2036 and November 2038. We also have one pending international patent application covering our albumin companion diagnostic (ACDxTM). The un-extended patent term of patents that issue covering our ACDxTM is July 2039. The patents and patent applications covering our LADRTM-related technology, and ACDxTM are assigned to Centurion BioPharma Corporation. In conjunction with our July 27, 2017 ImmunityBio licensing agreement, we granted ImmunityBio an exclusive license to all our aldoxorubicin-related patents, including the rights in three granted U.S. patents, nine granted foreign patents, one pending U.S. patent applications, and ten pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin and related technologies include an exclusive license from Vergell Medical, S.A. or Vergell, to U.S. and foreign patents and patent applications. Patents and applications that cover pharmaceutical compositions comprising aldoxorubicin and their use in treating cancer (including glioblastoma) have un-extended patent terms expiring between March 2021 and June 2034.

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

There are many companies developing antibody-drug conjugates (ADC) for the treatment of cancer and some that use the same classes of cytotoxic payloads as we are currently using. These include Takeda Pharmaceutical Co. Ltd. and Seattle Genetics Inc. who market Adcetris®, and F. Hoffmann-LaRoche Ltd./Genentech who market Kadcyla®. According to www.clinicaltrials.gov, many other major pharmaceutical companies, including Celgene and GlaxoSmithKline are testing an ADC in either on-going or currently enrolling clinical trials. Other companies have created or have programs to create cell-killing agents for attachment to antibodies or other targeting agents. These companies may compete with us for technology out-license arrangements.

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

Employees

As of March 23, 2021, we had four full-time employees.

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

Item 1A. RISK FACTORS

Risk Factor Summary

Risks Associated With Our Business:

●	We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.
●	Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.
●	If Orphazyme fails to successfully develop and commercialize arimoclomol, our business prospects will be materially adversely affected.
●	If ImmunityBio fails to successfully develop aldoxorubicin or our exclusive licensing arrangement with ImmunityBio is otherwise unsuccessful, our business prospects will be materially adversely affected.

Risks Associated With Drug Discovery and Development:

●	If the projected development goals for our product candidates are not achieved in the expected time frames, the commercialization of our products may be delayed and our business prospects may suffer. Our financial projections also may prove to be materially inaccurate.
●	The regulatory approval process is lengthy, time consuming and inherently unpredictable, and if our products or those we have sold or licensed are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	We may be unable to protect our intellectual property rights, which could adversely affect our ability to compete effectively.
●	If our product candidates infringe the rights of others, we could be subject to expensive litigation or be required to obtain licenses from others to develop or market them.
●	The results of pre-clinical studies or early clinical trials are not necessarily predictive of future results, and our ultra-high potency albumin-binding drug conjugates may not have favorable results in later clinical trials or receive regulatory approval.
●	Any products that we develop or are sold or licensed may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business.
●	Healthcare legislative reform measures could hinder or prevent the commercial success of our products and product candidates.
●	We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.
●	We will be required to pay substantial milestone and other payments relating to the commercialization of our products.
●	The COVID-19 pandemic could adversely impact our business and prospects, including active and planned clinical trials by ImmunityBio and Orphazyme.
●	In the event of a dispute regarding our international drug development, it may be necessary for us to resolve the dispute in the foreign country of dispute, where we would be faced with unfamiliar laws and procedures.
●	Drug discovery is a complex, time-consuming and expensive process, and we may not succeed in creating new product candidates.
●	We have a limited operating history in drug discovery, which is inherently risky, and we may not succeed in addressing these risks.

General Risk Factors:

●	We are subject to intense competition, and we may not compete successfully.
●	We are subject to potential liabilities from clinical testing and future product liability claims.
●	We may be unable to successfully acquire additional technologies or products. If we require additional technologies or products, our product development plans may change and the ownership interests of our shareholders could be diluted.
●	The impact and results of our exploration of any strategic alternatives are uncertain and may not be successful.
●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
●	Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
●	You may experience future dilution as a result of future equity offerings or other equity issuances.
●	Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.
●	We cannot assure investors that our internal controls will prevent future material weaknesses.
●	We are subject to legal actions that could adversely affect our financial condition.
●	Our anti-takeover measures may make it more difficult to change our management, or may discourage others from acquiring us, and thereby adversely affect stockholder value.
●	Our restated by-laws, as amended, designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
●	We do not expect to pay any cash dividends on our common stock.

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

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $6.7 million for the year ended December 31, 2020 and $7.2 million for the year ended December 31, 2019 and had an accumulated deficit as of December 31, 2020 of $470.7 million. We are likely to continue to incur losses unless and until we are able to earn milestones and royalties from our existing licensing and sale agreements and/or conclude a successful strategic partnership or financing for our LADR technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.

Developing products and conducting clinical trials require substantial amounts of capital. To date, we have relied primarily upon proceeds from sales of our equity securities under our “shelf” registration statements on Form S-3 filed with the SEC and proceeds from the exercise of options and warrants to generate funds needed to finance our business and operations. We will likely need to raise additional capital to fund our general and administrative expenses and, if we determine to develop products based on Centurion’s LADR™ technology platform, we will need to raise additional capital to fund development of product candidates, prepare, file, prosecute, maintain, enforce and defend patent and other proprietary rights, and develop and implement sales, marketing and distribution capabilities.

As of March 23, 2021, we have only 2 million shares of common stock that are authorized and unissued or unreserved. We would need approval of our stockholders to increase our authorized shares of our common stock in order to raise additional capital in excess of this amount of shares.

At December 31, 2020, we had cash and cash equivalents of approximately $10.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2021 and the first three months of 2022 of approximately $6.1 million (unaudited) to fund operating activities. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

If Orphazyme fails to successfully develop and commercialize arimoclomol, our business prospects will be materially adversely affected.

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as single- and double-digit royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in four indications, including Niemann-Pick disease Type C (NPC), Gaucher disease, Inclusion Body Myositis (IBM) and Amyotrophic Lateral Sclerosis (ALS). Orphazyme has announced it expects read-outs for its registrational trials in IBM and ALS in the first half of 2021. Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and have submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), which is currently under Priority Review by the U.S. Food and Drug Administration (“FDA”) with a target action date of June 17, 2021. It also submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA).

The potential revenue from our arrangement with Orphazyme will consist of contingent payments, which will depend upon Orphazyme’s ability to achieve regulatory approvals and successfully market and sell products derived from arimoclomol. We will not be involved in this process and will depend entirely on Orphazyme, which may fail to develop or effectively commercialize products derived from arimoclomol for many reasons, including if they:

●	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

●	do not have sufficient resources necessary to carry arimoclomol through clinical development, regulatory approval and commercialization;

●	cannot obtain the necessary regulatory approvals for arimoclomol; or

●	decide to pursue a competitive drug candidate.

If Orphazyme does not obtain regulatory approval, or if their research and development or commercialization efforts are not successful, we will not realize the potential commercial benefits of the arrangement and our business prospects will be materially adversely affected.

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

Much of the potential revenue from our existing and future arrangement with ImmunityBio will consist of contingent payments, such as payments for achieving development and commercialization milestones and single- and double-digit royalties payable on commercial sales of successfully developed aldoxorubicin. The milestone, royalty and other revenue that we may receive under this arrangement will depend upon our, and ImmunityBio’s ability to successfully develop, introduce, market and sell aldoxorubicin. We will not be directly involved in this process and will depend entirely on ImmunityBio, which may fail to develop or effectively commercialize aldoxorubicin for many reasons including if they:

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

If ImmunityBio fails to develop or effectively commercialize aldoxorubicin or for any of the other reasons described above, we may not be able to develop and commercialize that drug independently or replace ImmunityBio with another suitable partner in a reasonable period of time and on commercially reasonable terms, if at all.

Risks Associated With Drug Discovery and Development

If the projected development goals for our product candidates are not achieved in the expected time frames, the commercialization of our products may be delayed and our business prospects may suffer. Our financial projections also may prove to be materially inaccurate.

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

The actual timing of milestones and actual expenditures or other financial results can vary dramatically compared to our estimates, in some cases for reasons beyond our control or the control of companies that have licensed or purchased our product candidates. If these milestones or financial projections are not met, the development and commercialization of our product candidates may be delayed and our business prospects may suffer. The assumptions management has used to produce these projections may significantly change or prove to be inaccurate. Accordingly, you should not unduly rely on any of these financial projections.

The regulatory approval process is lengthy, time consuming and inherently unpredictable, and if our products or those we have sold or licensed are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.

All of our product candidates in development or those licensed or sold must be approved by the FDA or corresponding foreign governmental agencies before they can be marketed. The process for obtaining FDA and foreign government approvals is both time-consuming and costly, with no certainty of a successful outcome. This process typically includes the conduct of extensive pre-clinical and clinical testing, including post-approval testing, which may take longer or cost more than we or our licensees, if any, anticipate, and may prove unsuccessful due to numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. None of our product candidates in development or licensed or sold to third parties have received regulatory approval.

Numerous factors could affect the timing, cost or outcome of product development efforts, including the following:

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

It is possible that none of the product candidates we develop or have sold or licensed will obtain the regulatory approvals necessary for us to begin selling them or making us eligible to receive milestone or royalty payments. The time required to obtain FDA and foreign governmental approvals is unpredictable, but often can take years following the commencement of clinical trials, depending upon the complexity of the product candidate. Any analysis performed on data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. In addition, even if regulatory approval was obtained, regulatory authorities may approve any product candidates for fewer or more limited indications than requested, may not approve the intended price for such products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for the product candidates that we develop, have sold or licensed.

Furthermore, even if regulatory approvals are obtained, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Further delays may occur in clinical trials of product candidates. We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Any products that we develop or are sold or licensed may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business.

Our product candidates are intended to be marketed primarily to hospitals, which generally receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs.

Such drugs will likely need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, became law in the United States. It contains a number of provisions, including those governing enrollments in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the rebate program to individuals enrolled in Medicaid managed care organizations, and addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products; (ii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and (iii) enacts a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

General Risk Factors

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

We have focused our product development efforts on our oncology and neurodegenerative drug candidates, which we believe have the greatest revenue potential. If we acquire additional technologies or product candidates, we may determine to make further changes to our product development plans and business strategy to capitalize on opportunities presented by the new technologies and product candidates.

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

As of December 31, 2020, we had outstanding stock options to purchase 3,166,270 shares of our common stock at a weighted-average exercise price of $7.43 per share and outstanding warrants to purchase 193,196 shares of common stock at a weighted-average exercise price of $8.60 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

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

From time to time, we are involved in legal proceedings that arise in the ordinary course of business. Securities-related class action and derivative lawsuits have often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for biotechnology and biopharmaceutical companies such as ours, which often experience significant stock price volatility in connection with their product development programs.

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

Our by-laws provide that directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause. Our by-laws also provide that a stockholder must give us not fewer than 120 days but not more than 150 days’ notice of a proposal or director nomination that such stockholder desires to present at any annual meeting or special meeting of stockholders. Such provision prevents a stockholder from making a proposal or director nomination at a stockholder meeting without us having advance notice of that proposal or director nomination. This could make a change in control more difficult by providing our directors with more time to prepare an opposition to a proposed change in control. By making it more difficult to remove or install new directors, these bylaw provisions may also make our existing management less responsive to the views of our stockholders with respect to our operations and other issues such as management selection and management compensation.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of a previous ownership change, our annual utilization of approximately $69.3 million in federal net operating loss carryforwards will be substantially limited. If we experience ownership changes as a result of future transactions in our stock, we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could potentially result in increased future tax liability to us on any net income that we may earn in the future.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 2,771 square feet of office and storage space and expires in February 2024, with a right to extend the term for an additional five-year period, subject to the terms and conditions set forth in the lease agreement. Our monthly rent is $13,855, subject to annual increases of 3.5 percent. We also lease additional storage space for approximately 540 square feet. This lease expires in February 2024, and requires us to make monthly payments of $1,370, subject to annual increases of 2.5 percent.

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other matters arising from the normal course of business. As of December 31, 2020, we were not involved in any material pending legal proceedings.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The OTC Market under the symbol “CYTR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The OTC Market:

	High	Low
Fiscal Year 2020:
Fourth Quarter	$1.90	$0.53
Third Quarter	$0.72	$0.45
Second Quarter	$0.81	$0.37
First Quarter	$0.83	$0.36

Fiscal Year 2019:
Fourth Quarter	$0.32	$0.25
Third Quarter	$0.38	$0.30
Second Quarter	$0.68	$0.31
First Quarter	$0.76	$0.51

Holders

On March 23, 2021, there were approximately 222 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2020, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Number of Issued Shares of Restricted Stock	(c) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock, Warrants and Rights	Number of Securities Remaining Available for issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) and (b)
Equity compensation plans approved by our security holders:
2008 Stock Incentive Plan	2,316,270	—	$10.06	—
Equity compensation plans not approved by our security holders:
2019 Stock Incentive Plan	850,000	—	$0.26	—
Outstanding warrants (1)	193,196	—	$8.60	—
Total	3,359,466	—	$7.50	—

(1) The warrants shown were issued in discrete transactions from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in capital-raising transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximate the market price of our common stock at or about the date of grant, and the warrant terms range from two to ten years from the grant date. The majority of warrants expire in February 2021. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends.

Recent Issuances of Unregistered Securities

None.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2020.

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

Business Strategy for LADR™ Platform

Currently the Company and Centurion continue to work on identifying partnership or financing opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying these partnership or financing opportunities.

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

On July 27, 2017, we entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc.) (“ImmunityBio”), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and our company is no longer working on development of aldoxorubicin (ImmunityBio has recently merged with NantKwest, Inc.). As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share, a premium of 92% to the market price on that date. We also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. We are entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. We are also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications.

Aldoxorubicin is a conjugate of the commonly prescribed cytotoxin agent doxorubicin that binds to circulating albumin in the bloodstream and is believed to concentrate the drug at the site of the tumor. Aldoxorubicin has been tested in over 600 patients with various types of cancer. Specifically, it is comprised of (6-maleimidocaproyl) hydrazine, an acid-sensitive molecule that is conjugated to doxorubicin. The initial indication for aldoxorubicin is for patients with advanced soft tissue sarcomas (STS). ImmunityBio lists a randomized Phase 2 and a randomized Phase 3 study, as well as an aldoxorubicin and ifosfamide Phase 1/2 study in its solid tumor platform and is currently reviewing options in STS.

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

Molecular Chaperone Assets (Orphayzme)

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme is testing arimoclomol in four indications, including Niemann-Pick disease Type C (NPC), Gaucher disease, Inclusion Body Myositis (IBM) and Amyotrophic Lateral Sclerosis (ALS). Orphazyme has announced it expects read-outs for its registrational trials in IBM and ALS in the first half of 2021. Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and have submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), which is currently under Priority Review by the U.S. Food and Drug Administration (“FDA”) with a target action date of June 17, 2021. It also submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA). Orphazyme has established an Early Access Program in the U.S. as well as other select European countries. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. Orphazyme recently announced its intention that arimoclomol will be marketed globally under the tradename MIPLYFFA™. CytRx will be entitled to a milestone payment of $6 million upon FDA approval, $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties from potential sales and potential additional milestone payments, although there can be no assurance that such milestones will be achieved.

Research and Development

Expenditures for research and development activities related to continuing operations were $0.8 million in 2020 and $0.4 million for the year ended December 31, 2019 or approximately 12% and 5%, respectively, of our total expenses.

Research and development expenses are further discussed below under “Critical Accounting Policies and Estimates” and “Results of Operations.”

We do not currently project incurring any material research and development expenditures in 2021. Should the Company’s subsidiary, Centurion BioPharma be successful in raising capital to further develop its LADR compounds along with a companion diagnostic, only then would the Company incur research and development expenditures.

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

Discontinued Operations

On December 21, 2018, the Company announced that its pre-clinical lab operations had successfully completed its objectives – namely, it has developed four lead compounds, LADR 7, LADR-8, LADR-9 and LADR 10 along with a companion diagnostic (ACDx™). Accordingly, the Company terminated the contracts of all its employees at its Freiburg location and closed the lab at the end of January 2019. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

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

The Company accounts for revenue in accordance with Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606).

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

Stock-based Compensation

The fair value of the Company’s stock option and restricted stock grants is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Net Loss Per Share

Basic net loss per common share attributable to common shareholders is computed using the weighted-average number of common shares outstanding. Diluted net loss per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 3.4 million and 7.9 million at December 31, 2020 and 2019 respectively, were excluded from the computation of diluted net loss per share, because the effect would be anti-dilutive.

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

Liquidity and Capital Resources

General

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. We also have received limited funding from our strategic partners and licensees. At December 31, 2020, we had cash and cash equivalents of approximately $10.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2021 and the first three months of 2022 of approximately $6.1 million (unaudited) to fund operating activities. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Discussion of Operating, Investing and Financing Activities

Net loss for the year ended December 31, 2020 was $6.7 million, and cash used for operating activities for that period was $6.1 million. The net loss reflects $0.3 million of stock option and warrant expense.

Net loss for the year ended December 31, 2019 was $7.2 million, and cash used for operating activities for that period was $5.7 million. The net loss reflects $2.0 million of stock option and warrant expense.

For the year ended December 31, 2020, $25,900 was used for the purchase of equipment and furnishings.

For the year ended December 31, 2019, we received $0.5 million from the sale of fixed assets held for sale, and $24,700 was used for the purchase of equipment and furnishings.

The Company received $39,000 from the exercise of stock options, which was the only financing activity for the year ended December 31, 2020.

There were no financing activities for the year ended December 31, 2019.

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

Our current contractual obligations that will require future cash payments are as follows (in thousands):

	Payments due by periods as of December 31, 2020
Contractual Obligations	Total	Year 1	Years 2 and 3	Years 4 and 5	Years 6 and beyond
Operating lease obligations	$629	$199	$398	$34	$—
Employment obligations	7,666	1,438	2,076	2,076	2,076
Total contractual obligations	$8,295	$1,635	$2,474	$2,110	$2,076

(1)	Operating leases are primarily our facility lease obligations, as well as equipment and software lease obligations with third party vendors.

(2)	Employment agreements include management contracts that provide for minimum salary levels, adjusted periodically at the discretion of our Compensation Committee, as well as minimum bonuses and employee benefits, in some cases.

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

Results of Operations

We incurred a net loss of $6.7 million and $7.2 million for the years ended December 31, 2020 and 2019, respectively.

During 2020 and 2019, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by our licensees

Due to the nature of research and development, our operating results may fluctuate from period to period, and the results of prior periods should not be relied upon as predictive of the results in future periods.

Research and Development from Continuing Operations

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

Research and development expenses during 2020 totaled $800,000. Research and development expenses incurred during 2019 totaled $403,000 and related primarily to licensing fees.

General and Administrative from Continuing Operations

	Year Ended December 31,
	2020	2019
	(In thousands)
General and administrative expenses	$5,673	$5,430
Stock, stock option and warrant expenses to non-employees and consultants	—	55
Employee stock and stock option expense	328	1,953
Total	6,001	$7,438

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding common stock, stock options and warrants issued, were $5.7 million and $5.4 million in 2020 and 2019, respectively. In 2020, the general and administrative expenses increased marginally by just over 4%, due to an increase in professional fees and public company costs, offset by a decrease in salaries due to a reduction in headcount, and an additional reduction in overall general and administrative expenses.

From time to time, we issue shares of our common stock or warrants or options to purchase shares of our common stock to consultants and other service providers in exchange for services. For financial statement purposes, we value these shares of common stock, stock options, and warrants at the fair value of the common stock, stock options or warrants granted, or the services received whichever we can measure more reliably. In 2020, we had no such expense as compared to $0.1 million of such expenses in the 2019 year. We recorded employee stock option expense of $0.3 million and $2.0 million in 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2020 and 2019 were approximately $29,000 and $21,000, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $0.1 million in 2020 and $0.4 million in 2019. The variance between years is attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.

Recently Adopted Accounting Pronouncements

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2020, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto as of December 31, 2020 and 2019, and for each of the two years ended December 31, 2020 and 2019, together with the reports thereon of our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2020, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020, as described further below.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to have a material effect, on our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Edition) (“the Framework”). Based upon management’s assessment using the criteria contained in COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director (1)	Position
Steven A. Kriegsman	79	II	Director, Chairman of the Board and Chief Executive Officer
Louis Ignarro, Ph.D.	79	I	Lead Director (2) (3)
Joel Caldwell	65	III	Director (2) (3)
Earl Brien. M.D.	60	III	Director
John Y. Caloz	69	—	Chief Financial Officer and Senior Vice-President

(1)	Our Class I director serves until the 2022 annual meeting; our Class II director serves until the 2023 annual meeting of stockholders, and our Class III directors serve until the 2021 annual meeting of stockholders.

(2)	Members of our Audit Committee. Mr. Caldwell is Chairman of the Committee.

(3)	Members of our Compensation Committee. Dr. Ignarro is Chairman of the Committee.

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

Earl Brien, M.D. joined our board of directors in December 2016. He is a renowned orthopedic and sarcoma surgeon who has served as a Professor of Orthopedic Surgery and as the Surgical Director of the Sarcoma Service at Cedars Sinai Medical Center in Los Angeles, California since February 2008. After completing his matriculation as a Fellow at Memorial Sloan Kettering Cancer Center and the Hospital for Special Surgery in musculoskeletal tumors and metabolic bone disease respectively, he became the Director of the Musculoskeletal Tumor Program and Metabolic Bone Disease Center at Orthopedic Hospital. Dr. Brien is the recipient of numerous grants, with an extensive bibliography of peer-reviewed articles spanning more than twenty years to his credit. He has also presented annually at national and international meetings for the past twenty years. From 1993 until 2004, he served as the Cancer Commission Chairman and Cancer Liaison Physician for the American College of Surgeons Commission on Cancer at Orthopedic Hospital.

John Y. Caloz joined us in October 2007 as our Chief Accounting Officer. In January of 2009 Mr. Caloz was named Chief Financial Officer and in August of 2020 was appointed Senior Vice-President. He has a history of providing senior financial leadership in the life sciences sector, as Chief Financial Officer of Occulogix, Inc, a NASDAQ listed, medical therapy company. Prior to that, Mr. Caloz served as Chief Financial Officer of IRIS International Inc., a Chatsworth, CA based medical device manufacturer. He served as Chief Financial Officer of San Francisco-based Synarc, Inc., a medical imaging company, and from 1993 to 1999 he was Senior Vice President, Finance and Chief Financial Officer of Phoenix International Life Sciences Inc. of Montreal, Canada, which was acquired by MDS Inc. in 1999. Mr. Caloz was a partner at Rooney, Greig, Whitrod, Filion & Associates of Saint Laurent, Quebec, Canada, a firm of Chartered Accountants specializing in research and development and high-tech companies, from 1983 to 1993. Mr. Caloz, a Chartered Professional Accountant and Chartered Accountant, holds a degree in Accounting from York University, Toronto, Canada.

Diversity

Our board of directors is responsible for assembling for stockholder consideration director-nominees who, taken together, have appropriate experience, qualifications, attributes, and skills to function effectively as a board. The Board periodically reviews its composition in light of our changing requirements, its assessment of its performance, and the input of stockholders and other key constituencies. The Board of Directors looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to board service. In addition, they seek to include on the board of directors a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the board of directors confronts. These individual qualities can include matters such as experience in our company’s industry, technical experience (i.e., medical or research expertise), experience gained in situations comparable to the company’s, leadership experience, and relevant geographical diversity.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2020 and 2019 by Steven A. Kriegsman and John Y. Caloz, who are considered our “named executive officers” during the year ended December 31, 2020.

:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Steven A. Kriegsman
Chief Executive Officer	2020	850,000	150,000	—	13,700	1,013,700
	2019	850,000	190,000	654,000	13,700	1,707,700
John Y. Caloz
Chief Financial Officer, Treasurer and Senior Vice-President	2020	400,000	100,000	—	—	500,000
	2019	400,000	100,000	76,300	—	576,300

(1)	Bonuses to the named executive officers reported above were paid in December of the applicable year.

(2)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, inclusive of Mr. Kriegsman’s restricted stock award, in accordance with ASC 718, “Share Based-Payment.” The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 10 of the Notes to Consolidated Financial Statements included in our 2020 Annual Report.

(3)	Represents life insurance premiums.

2020 Grants of Plan-Based Awards

No stock options nor restricted stock were granted in 2020.

2008 Stock Incentive Plan and the 2019 Stock Incentive Plan

The purpose of our 2008 Stock Incentive Plan, or 2008 Plan, and our 2019 Stock Incentive Plan, or 2019 Plan, is to promote our success and enhance our value by linking the personal interests of our employees, officers, consultants and directors to those of our stockholders. The 2008 Plan was adopted by our board of directors on November 21, 2008 and by our stockholders on July 1, 2009 with certain amendments to that Plan having been subsequently approved by our board of directors and stockholders. The 2019 Plan was adopted by our board of directors on November 15, 2019.

2008 Plan and the 2019 Plan Descriptions

The 2008 Plan and the 2019 Plan, or the Plans, are administered by the Compensation Committee of our board of directors. The Compensation Committee has the power, authority and discretion to:

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

Stock Options. The Compensation Committee is authorized to grant only non-qualified stock options. The terms of any incentive stock option must meet the requirements of Section 422 of the Internal Revenue Code. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant, and no option may have a term of more than 10 years from the grant date.

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

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2020 by each of our named executive officers were issued under our 2008 Plan and our 2019 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2020:

2020 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date

Steven A. Kriegsman	208,334		—	1.75	12/14/27
President and Chief Executive Officer	775,194	(2)	—	n/a	n/a
	208,334		—	2.58	12/14/26
	166,666		—	14.64	12/14/25
	100,000		—	12.90	12/09/24
	154,167	(1)	—	27.96	12/09/23
	12,363		—	14.76	3/07/23
	83,334		—	10.98	12/10/22
	23,810		—	13.02	12/11/21

John Y. Caloz	350,000		—	0.26	12/12/29
Chief Financial Officer, Treasurer and Senior Vice-President	58,333		—	1.75	12/14/27
	58,333		—	2.58	12/14/26
	50,000		—	14.64	12/14/25
	33,334		—	12.90	12/14/24
	25,000	(1)	—	27.96	12/09/23
	16,667		—	10.98	12/10/22
	4,762		—	13.02	12/11/21

(1)	The options were re-priced from $14.34 to $27.96 on June 1, 2015, with no change to the expiration date of the options.

(2)	Represents restricted stock fully-vested at December 31, 2020. On December 15, 2017, Mr. Kriegsman was granted 387,597 shares of restricted stock, which vest over three years in equal annual amounts. On December 15, 2016, Mr. Kriegsman was granted 387,597 shares of restricted stock, which vest over three years in equal annual amounts.

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

Under his employment agreement, Mr. Kriegsman is currently entitled to receive a base salary of $850,000. Our board of directors (or its Compensation Committee) reviews the base salary annually and may increase (but not decrease) it in its sole discretion. In addition to his annual salary, Mr. Kriegsman is eligible to receive an annual bonus as determined by our board of directors (or its Compensation Committee) in its sole discretion, but not to be less than $150,000, and Mr. Kriegsman received a grant of fully-vested stock options to purchase 3,000,000 shares of Common Stock in connection with the First Amendment (Mr. Kriegsman exercised these options in 2020). In addition, Mr. Kriegsman, during his lifetime, and thereafter to his heirs, is entitled to receive payments equal to ten percent (10%) of the gross milestone and royalty payments received by the Company from Orphazyme A/S (or its successor or assigns) in respect of Arimoclomol and certain covered diseases following the sale of certain assets relating to the Company’s molecular chaperone regulation technology to Orphazyme pursuant to the Asset Purchase Agreement, dated May 13, 2011, less any applicable tax withholdings.

Mr. Kriegsman is eligible to receive additional grants of options to purchase shares of our common stock. The number and terms of those options, including the vesting schedule, will be determined by our board of directors (or its Compensation Committee) in its sole discretion. In his employment agreement, however, we have agreed that all stock options held by Mr. Kriegsman will provide for the extended exercisability for their full term of all vested options in the event of the termination of his employment by us without “cause,” his resignation for “good reason,” due to his disability or his death.

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

Potential Payment upon Termination or Change in Control for Steven A. Kriegsman

Mr. Kriegsman’s employment agreement contains no provision for payment to him upon the event of a change in control of the company. If, however, a change in control (as defined in his employment agreement) occurs and within two years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in his employment agreement), in either case, whether during or following the term of his employment agreement, then, in addition to the severance benefits described above, Mr. Kriegsman would be entitled to continued participation, for a period of thirty-six months that commences on the date of termination, of himself and his dependents in health plan benefits and with COBRA benefits commencing thereafter. To the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Kriegsman, prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax.

Employment Agreement with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer, Treasurer and Senior Vice-President pursuant to an employment agreement dated as of January 8, 2021 that is to expire on December 31, 2021. Mr. Caloz is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our board of directors (or our Compensation Committee) in its sole discretion. In the event we terminate Mr. Caloz’s employment without cause (as defined), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

We agree in Mr. Caloz’s employment agreement that if we do not offer to renew or extend his employment agreement, and that his employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of his employment agreement and ending on June 30, 2022.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2020, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or, for Mr. Kriegsman, for Good Reason
Name	Benefit	Before Change in Control ($)	After Change in Control ($)	Death ($)	Disability ($)	Change in Control ($)
Steven A. Kriegsman	Severance Payment (4)	5,950,000	5,950,000	5,950,000	5,950,000	—
Chief Executive Officer	Stock Options (1)	—	—	—	—	—
	Health Insurance (2)	188,000	192,000	192,000	192,000	—
	Life Insurance (2)	95,700	95,700	—	95,700	—
	Bonus	1,050,000	1,050,000	1,050,000	1,050,000	—
	Tax Gross Up (3)	—	—	—	—	—
John Y. Caloz	Severance Payment (4)	200,000	400,000	—	—	—
Chief Financial Officer	Stock Options (1)	—	—	—	—	—
	Health Insurance	—	—	9,200	9,200	—

(1)	Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2020, determined by the aggregate difference between the stock price as of December 31, 2020 and the exercise prices of the underlying options.

(2)	Represents the cost as of December 31, 2020 for benefits provided to Mr. Kriegsman for a period of seven years.

(3)	This table reflects the terms of Mr. Kriegsman’s amended and restated employment agreement dated as of December 13, 2019. Mr. Kriegsman’s employment agreement provides that if a change in control (as defined in his employment agreement) occurs during the term of the employment agreement, and if, during the term and within three years after the date on which the change in control occurs, Mr. Kriegsman’s employment is terminated by us without “cause” or by him for “good reason” (each as defined in their respective employment agreement), then, to the extent that any payment or distribution of any type by us to or for the benefit of Mr. Kriegsman resulting from the termination of his respective employment is or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will pay Mr. Kriegsman prior to the time the excise tax is payable with respect to any such payment (through withholding or otherwise), an additional amount that, after the imposition of all income, employment, excise and other taxes, penalties and interest thereon, is equal to the sum of (i) the excise tax on such payments plus (ii) any penalty and interest assessments associated with such excise tax. Based on Mr. Kriegsman’s past compensation and the estimated payment that would result from a termination of employment following a change in control, we have estimated that a gross-up payment would not be required. “Good reason” as defined in Mr. Kriegsman’s employment agreement includes any change in Mr. Kriegsman’s duties or title, as applicable, that are inconsistent with his respective positions. Mr. Kriegsman’s employment agreement provides that, if the employment agreement is not renewed by us or by Mr. Kriegsman upon the expiration of its term on December 31, 2024, Mr. Kriegsman will be entitled to the termination payments and benefits described above.

(4)	Severance payments are prescribed by our employment agreements with the named executive officer and represent a factor of their annual base compensation of six months, except for Mr. Kriegsman, which is the later of December 2024, the expiration of his agreement, plus three years.

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

Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $5,000 for the Chairmen of the Audit and Compensation and Strategy Committees, and $1,500 for the Chairman of the Nomination and Governance Committee), a fee of $4,000 for each board meeting attended ($750 for board actions taken by unanimous written consent) and $3,000 for each meeting of the Audit Committee and Compensation Committee attended. Non-employee directors who serve as the chairman of a board committee receive and an additional $2,500 for each meeting of the Audit or Compensation Committees attended.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2020:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
Louis Ignarro, Ph.D., Lead Director	87,750	87,250
Earl Brien, M.D., Director	40,000	40,000
Joel Caldwell, Director	78,000	78,000

(1)	Steven A. Kriegsman does not receive additional compensation for his role as Chairman of the Board. For information relating to Mr. Kriegsman’s compensation as Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 23, 2021 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11 who were serving as named Executive Officers as of March 23, 2021; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 23, 2021 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 36,480,038 shares of our common stock outstanding as of March 23, 2021. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

	Shares of Common Stock
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
Louis Ignarro, Ph.D.	599,594	1.6	%(1)
Steven A. Kriegsman	3,667,541	10.1	%(2)
Joel Caldwell	335,373	*	(3)
Earl Brien, M.D.	590,247	1.6	%(4)
John Y. Caloz	597,186	1.6	%(5)
All executive officers and directors as a group (five persons)	5,789,942	15.9	%(6)

5% Beneficial Owners
ImmunityBio, Inc.	1,969,697	5.4%

(1)	Includes 169,048 shares subject to options or warrants.
(2)	Includes 957,008 shares subject to options or warrants.
(3)	Includes 60,000 shares subject to options or warrants.
(4)	Includes 430,000 shares subject to options or warrants.
(5)	Includes 596,429 shares subject to options or warrants.
(6)	Includes 2,212,485 shares subject to options or warrants.

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

There were no related person transactions in 2020.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Co, or Weinberg, served as our independent registered public accounting firm and audited our consolidated financial statements for the years ended December 31, 2020 and 2019. They were appointed effective June 21, 2019.

Audit Fees

The fees for 2020 from Weinberg for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our unaudited consolidated financial statements and Form S-8 registration statements were approximately $133,000. The fees from BDO for Form S-8 registration statements were $7,000. The fees from Weinberg for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our unaudited consolidated financial statements for the periods ended June 30th and September 30th, 2019 were approximately $90,000. The fees from BDO for the review of our unaudited consolidated financial statements for the period ended March 31, 2019 and for transitional fees were $29,900.

Tax Fees

The aggregate fees billed by Weinberg for professional services for tax compliance were $4,300 for 2020. The aggregate fees billed by BDO for professional services for tax compliance were $10,450 for 2019.

All Other Fees

No other services were rendered by either Weinberg or BDO in either 2020 or 2019.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by Weinberg and BDO for 2020 and 2019.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-22 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedule

All schedules are omitted because they are not required, not applicable, or the information is provided in the consolidated financial statements or notes thereto.

(b) Exhibits

See Exhibit Index to this Annual Report, which is incorporated herein by reference.

CytRx Corporation

Form 10-K Exhibit Index

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	8-K	2.1	6/9/2008

3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	10-K	3.1	3/13/2012

3.2	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/15/2012

3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	11/1/2017

3.4	Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock	8-K	3.2	12/19/2019

3.5	Certificate of Elimination of Series B Convertible Preferred Stock	8-K	3.3	12/19/2019

3.6	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	11/17/2020

3.7	Amended and Restated By-Laws of CytRx Corporation, effective November 12, 2020	8-K	3.2	11/17/2020

4.1	Amended and Restated Rights Agreement, dated as of November 16, 2020, by and between CytRx Corporation and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	11/17/2020

4.2	Warrant, dated as of July 27, 2017, issued by CytRx Corporation to NantCell, Inc.	8-K	10.3	8/1/2017

10.1*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	10-K	10.6	3/13/2012

10.1.2*	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/20/2016

10.1.3*	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.11	3/11/2016

10.1.4*	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.12	3/11/2016

10.1.5*	Form of Non-qualified Stock Option for grants to Steven A. Kriegsman and Daniel J. Levitt, M.D., Ph.D., under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.13	3/11/2016

10.1.6*	Amendment No. 1 to Stock Option Agreements of Daniel J. Levitt, M.D., Ph.D., dated December 31, 2015.	10-K	10.14	3/11/2016

10.1.7*	Amendment No. 1 to Stock Option Agreements (2000 Long-Term Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016.	10-K	10.15	3/11/2016

10.1.8*	Amendment No. 1 to Stock Option Agreements (2008 Stock Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016	10-K	10.16	3/11/2016

10.2†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	8-K	99	12/21/2001

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
10.3	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	10-K	10.63	5/14/2004

10.3.1	Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000	10-K	10.64	5/14/2004

10.3.2	Fifth Amendment to Office Lease dated January 13, 2020 by and between CytRx Corporation and Douglas Emmett 1993, LLC				**

10.4†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	10-Q	10.15	11/14/2006

10.4.1	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	8-K	1.1	3/17/2014

10.5	Asset Purchase Agreement dated May 13, 2011 between CytRx Corporation and Orphazyme ApS	10-Q	10.1	8/9/2011

10.6	Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.1	8/1/2017

10.7	Amended and Restated Employment Agreement, dated March 26, 2019, by and between CytRx Corporation and Steven A. Kriegsman	10-K	10.18	3/29/2019

10.7.1	First Amendment, dated December 19, 2019, to Amended and Restated Employment Agreement, dated March 26, 2019, by and between CytRx Corporation and Steven A. Kriegsman	8-K	10.1	12/19/2019

10.8	Employment Agreement, dated January 8, 2021, by and between CytRx Corporation and John Y. Caloz				**

10.9	CytRx Corporation 2019 Stock Incentive Plan	8-K	10.1	11/15/2019

23.1	Consent of Weinberg & Co				**

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***

101.INS++	XBRL Instance Document.				**

101.SCH++	XBRL Taxonomy Extension Schema Document.				**

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.				**

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.				**

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.				**

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.				**

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.
++	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: March 24, 2021	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN A. KRIEGSMAN	Chairman of the Board and Chief Executive Officer	March 24, 2021
Steven A. Kriegsman
(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 24, 2021
John Y. Caloz	(Principal Financial and Accounting Officer)

/s/ LOUIS IGNARRO	Director	March 24, 2021
Louis Ignarro, Ph.D.

/s/ EARL BRIEN	Director	March 24, 2021
EARL Brien, M.D.

/s/ JOEL CALDWELL	Director	March 24, 2021
Joel Caldwell

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CytRx Corporation

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CytRx Corporation (the “Company”) and subsidiary as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description - Accounting for Leases

As described further in Note 7 to the consolidated financial statements, the Company recognized a right-of-use asset (“ROU asset”) and a lease liability for operating leases (other than leases that meet the definition of a short-term lease), at the commencement date of the respective lease term. The Company concluded that the leases were operating leases which requires a lease liability to be recorded at the present value of future lease payments, and also requires the establishment of a right to use asset measured at the value of the initial lease liability with adjustments for any payments at or before the lease commencement date and any direct costs incurred by the Company.

We identified the accounting for these leases as a critical audit matter because it requires significant auditor judgment in obtaining sufficient appropriate audit evidence related to management’s determination of the lease liability and right of use asset, including the selection of an appropriate discount rate to be applied to future lease payments.

Our audit procedures included the following, among others.

●	We obtained an understanding of the controls over the Company’s process for determining the classification, valuation and completeness of the right-of-use asset and the lease liability, including the determination of whether the leases were operating or financing leases. Such controls related to ensuring the completeness of the population of leases, and the accuracy of the computation of the lease liability and right-of-use asset, including the determination of the incremental borrowing rate.

●	We evaluated management’s assessment of whether the leases were operating or financing leases, including assessing the reasonableness of the judgements used by management in making the determination.

●	We tested the accuracy of the data used in the calculation of the right-of-use asset and the lease liability by agreeing the underlying inputs, such as possession date, lease term and payment terms, to source documents, such as lease contracts.

●	We recalculated the right-of-use asset and the lease liability and evaluated the key assumptions and methodologies used in the Company’s selection of the incremental borrowing rate by developing a comparative calculation.

●	We evaluated the sufficiency and appropriateness of the financial statement disclosures related to the leases to assess whether they were accurate and complete.

/s/ Weinberg & Company

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 24, 2021

CYTRX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$10,003,375	$16,130,410
Insurance claim receivable	325,105	7,628
Prepaid expenses and other current assets	1,094,675	1,066,497
Total current assets	11,423,155	17,204,535
Equipment and furnishings, net	39,758	42,893
Other assets	16,836	7,590
Operating lease right-of-use assets	580,478	—
Total assets	$12,060,227	$17,255,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,402,054	$887,835
Accrued expenses and other current liabilities	1,190,910	1,162,471
Current portion of operating lease obligations	181,103
Total current liabilities	2,774,067	2,050,306

Operating lease liabilities, net of current portion	415,200	—

Total liabilities	3,189,267	2,050,306

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value, 41,666,666 shares authorized; 36,480,038 and 33,637,501 shares issued and outstanding at December 31, 2020 and 2019, respectively	36,480	33,637
Additional paid-in capital	479,561,860	479,197,849
Accumulated deficit	(470,727,380)	(464,026,774)
Total stockholders’ equity	8,870,960	15,204,712
Total liabilities and stockholders’ equity	$12,060,227	$17,255,018

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue:
Licensing revenue	$—	$—

Expenses:
Research and development	799,577	403,006
General and administrative	6,000,537	7,437,809
Depreciation and amortization	29,037	20,659
	6,829,151	7,861,474
Loss from operations	(6,829,151)	(7,861,474)
Other income (expense):
Interest income	119,274	351,968
Other income (expense), net	10,071	(12,516)

Loss before provision for income taxes	(6,699,806)	(7,522,022)
Provision for income taxes	(800)	(800)
Loss from continuing operations	(6,700,606)	(7,522,822)

Income from Discontinued operations (Note 3)	—	360,133

Net loss	$(6,700,606)	(7,162,689)
Basic and diluted earnings (loss) per share
Continuing operations	$(0.19)	$(0.23)
Discontinued operations	$—	$0.01
Total basic and diluted loss per share	$(0.19)	$(0.22)
Basic and diluted weighted average shares outstanding	34,651,334	33,261,938

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	—	33,637,501	—	$33,637	477,192,747	$(456,864,085)	$20,362,299
Issuance of stock options/restricted stock for compensation and services	—	—	—	—	2,005,102	—	2,005,102
Net loss	—	—	——		—	(7,162,689)	(7,162,689)
Balance at December 31, 2019	—	33,637,501	—	$33,637	$479,197,849	$(464,026,774)	$15,204,712

Issuance of stock options/restricted stock for compensation and services	—	—	—	—	327,854	—	327,854
Exercise of stock options	—	2,842,537	—	2,843	36,157	—	39,000
Net loss	—	—	—	—	—	(6,700,606)	(6,700,606)
Balance at December 31, 2020	—	36,480,038	—	$36,480	$479,561,860	$(470,727,380)	$8,870,960

The accompanying notes are an integral part of these consolidated financial statements.

CYTRX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,700,606)	$(7,162,689)
Income from discontinued operations	—	360,133
Loss from continuing operations	(6,700,606)	(7,522,822)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	29,037	20,659
Loss on retirement of equipment and furnishings	—	5,432
Stock-based compensation expense	327,854	2,007,774
Changes in assets and liabilities:
Receivable	7,628	140,899
Prepaid expenses and other current assets	(94,449)	(153,335)
Amortization of right of-use assets	201,103	—
Accounts payable	189,114	(346,927)
Other assets	(9,246)	33,052
Decrease in lease liabilities	(119,007)
Accrued expenses and other current liabilities	28,439	436,280
Net cash used in continuing operations	(6,140,133)	(5,378,988)
Net cash used in discontinued operations	—	(339,359)
Net cash used in operating activities	(6,140,133)	(5,718,347)

Cash flows from investing activities:
Purchases of equipment and furnishings for continuing operations	(25,902)	(24,658)
Sale of fixed assets held for sale from discontinued operations	—	500,142
Net cash provided by (used in) investing activities	(25,902)	475,484

Cash flows from financing activities:
Proceeds from the exercise of stock options	39,000	—
Net cash provided by financing activities	39,000	—

Net decrease in cash and cash equivalents	(6,127,035)	(5,242,863)
Cash and cash equivalents at beginning of year	16,130,410	21,373,273
Cash and cash equivalents at end of year	$10,003,375	$16,130,410

Supplemental disclosures of Cash Flow Information:
Recognition of operating lease right-of-use assets and obligations under ASC Topic 842	$715,310	$—

Reclassification of right-of-use assets, from prepaid expenses	$66,271	$—
Insurance claims to offset accounts payable	$325,105	$—

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

Aldoxorubicin

Until July 2017, the Company was focused on the research and clinical development of aldoxorubicin, their modified version of the widely used chemotherapeutic agent, doxorubicin. Aldoxorubicin combines the chemotherapeutic agent doxorubicin with a novel linker-molecule that binds specifically to albumin in the blood to allow for delivery of higher amounts of doxorubicin (3½ to 4 times) without several of the major dose-limiting toxicities seen with administration of doxorubicin alone.

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, our company is no longer directly working on development of aldoxorubicin (ImmunityBio has recently merged with NantKwest, Inc.). As part of the license, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin. ImmunityBio has initiated a Phase 2, randomized, two-cohort, open-label registrational-intent study for first-line and second-line treatment of locally advanced or metastatic pancreatic cancer, which includes aldoxorubicin.

Molecular Chaperone Assets (Orphazyme)

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as single- and double-digit royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. Orphazyme A/S is testing arimoclomol in three additional indications beyond ALS, including Niemann-Pick disease Type C (NPC), Gaucher disease and Inclusion Body Myositis (IBM). CytRx received a milestone payment of $250,000 in September 2018. Orphazyme has announced it expects read-outs for its registrational trials in IBM and ALS in the first half of 2021. Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and have submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), which is currently under Priority Review by the U.S. Food and Drug Administration (“FDA”) with a target action date of June 17, 2021. They also submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA). Orphazyme has established an Early Access Program in the U.S. as well as other select European countries. They also have established an Early Access Program in the U.S. as well as other select European countries. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. They recently announced arimoclomol will be marketed globally under the tradename MIPLYFFA™. CytRx will be entitled to a milestone payment of $6 million upon FDA approval and $4 million upon EMA approval, along with royalties and potential additional milestones.

Current Business Strategy

Currently, the Company is working on identifying partnership or financing opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic. We have concluded all research and development on LADR and its companion diagnostic and continue to focus on identifying these partnership or financing opportunities.

Liquidity

At December 31, 2020, we had cash and cash equivalents of approximately $10.0 million. Management believes that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2021 and the first three months of 2022 of approximately $6.1 million (unaudited) to fund operating activities. These projected expenditures are also based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, we have the ability to reduce the amounts and alter the timing of research and development expenditures as needed to manage our liquidity needs while still advancing our research and development objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies. During the years ended December 31, 2020 and 2019, no revenue was earned from license fees.

Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in certificates of deposit and money market accounts.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets. Whenever there is a triggering event that might suggest impairment, management evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There is an impairment loss of $7,000 recognized in 2019 as a result of the discontinued operations (see Note 3).

Insurance recoveries — The Company has several policies with insurance underwriters that provide for the recovery of certain costs incurred by the Company. The Company’s policy is to record any liability as incurred, and then to record the estimated recovery from the insurance company for that cost as a receivable in accordance with terms of its existing policies. As of December 31, 2020, management has estimated that $325,105 is recoverable from its insurance carriers under the terms of its policies.

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

The Company had no assets and liabilities measured as at December 31, 2020 at fair value on a recurring basis.

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash equivalents	$10,995,383	$—	$—	$10,995,383

There were no transfers between Levels I, II and III during 2020 or 2019.

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

Net Income (Loss) Per Common Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Potentially dilutive stock options and warrants to purchase approximately 3.4 million and 7.9 million shares at December 31, 2020 and 2019, respectively, were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Stock-based Compensation — The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

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

Use of Estimates — Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards, recoverability of deferred tax assets, insurance claims and estimated useful lives of fixed assets. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

New Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

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

The Company terminated its lease in Freiburg Germany on April 30, 2019 with no penalty. The Company sold its analytical equipment in March 2019 and accordingly has classified these assets as current assets held for sale and has written down these assets by $7,000. On April 30, 2019 the Company also sold its German office furniture and German leasehold improvements for $0.3 million. The net book value of the assets held for sale is $0 at December 31, 2019. The value of the assets sold in April 2019 are greater than their net book value and so no write-down was recorded in the period. The results of these discontinued operations are presented separately on the Company’s Consolidated Statement of Operations.

The results of these discontinued operations for the year ended December 31, 2019 are presented separately on the Company’s Consolidated Statement of Operations.

Year Ended December 31,
2019

Loss on impairment of equipment and furnishings	(7,100)
Research and development recovery	154,397
Employee stock option recovery	2,672
Gain on sale of equipment	186,691
Other income	23,473
Income from discontinued operations	$360,133

4. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the Company’s German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain (loss) of approximately $26,800 and $(3,400) for the years ended December 31, 2020 and 2019, respectively.

5. Equipment and Furnishings

Equipment and furnishings at December 31, 2020 and 2019 consist of the following:

	2020	2019
Equipment and furnishings	$137,924	$114,820
Less — accumulated depreciation	(98,166)	(71,927)
Equipment and furnishings, net	$39,758	$42,893

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 were $29,037 and $20,659, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2020 and 2019 are summarized below.

	2020	2019
Professional fees	$234,700	$165,160
Research and development costs	9,296	9,296
Wages, bonuses and employee benefits	215,191	267,737
Royalties and milestones	716,155	716,155
Other	15,568	4,123
Total	$1,190,910	$1,162,471

7. Leases

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

As of December 31, 2020, the balance of right-of-use assets was approximately $580,000, and the balance of total lease liabilities was approximately $596,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of December 31, 2020 are as follows:

Operating Lease Payments

Jan 2021 – Dec 2021	$199,275
Jan 2022 – Dec 2022	197,152
Jan 2023 – Dec 2023	200,927
Jan 2024 – Dec 2024	33,672
Total future minimum lease payments	631,026

Less: present value adjustment	34,723
Operating lease liabilities at December 31, 2020	596,303
Less: current portion of operating lease liabilities	181,103
Operating lease liabilities, net of current portion	$415,200

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2020
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$177,481

Other information

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020	$185,265

Weighted average remaining lease term – operating leases (in years)	3.1

Average discount rate	3.6%

8. Stock Compensation

Stock Options

The Company has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of December 31, 2020, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan under which 5.4 million shares of common stock are reserved for issuance. As of December 31, 2020, there were 0.9 million shares subject to outstanding stock options. This Plan expires on November 14, 2029.

There were no stock options issued to employees and directors in 2020. For the year ended December 31, 2019 the fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

2019
Risk-free interest rate	1.82%
Expected volatility	85%
Expected lives (years)	10
Expected dividend yield	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during year ended December 31, 2019, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. In 2019, since all of the issued options immediately vested, the Company used the full term of ten years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. The Company accounts for forfeitures as they occur. No amounts relating to stock-based compensation have been capitalized. No amounts relating to employee stock-based compensation have been capitalized.

During the year ended December 31, 2020, the Company issued an aggregate of approximately 2.8 million shares of its common stock upon the exercise of 4.55 million options. Of the 4.55 million option shares, holders of 4.4 million options exercised their shares on a cashless basis into approximately 2.69 million shares of the Company’s common stock. The Company received $39,000 for the exercise of the remaining 150,000 options shares in exchange for 150,000 shares of its common stock.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock included in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Research and development – employee	$—	$(2,672)
General and administrative – employee	327,854	1,953,274
Total employee stock-based compensation	$327,854	$1,950,602

General and administrative – non-employee	$—	$54,500
Total non-employee stock-based compensation	$—	$54,500

There were no options granted to employees and directors during the year ended December 31, 2020. Presented below is the Company’s stock option activity for employees and directors:

	Stock Options		Weighted Average Exercise Price
	2020	2019	2020	2019
Outstanding — beginning of year	7,126,340	2,190,826	$11.55	$11.55
Granted	—	5,150,000	0.26	0.26
Exercised	(4,300,000)	—	0.26	—
Forfeited	—	(186,512)	9.49	9.49
Expired	(25,070)	(27,974)	41.03	43.30
Outstanding — end of year	2,801,270	7,126,340	7.68	3.32
Exercisable at end of year	2,801,270	7,034,242	$7.68	$3.34
Weighted average fair value of stock options granted during the year:	$—	$0.22

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

The Company recorded expenses related to the issuance of stock options to certain consultants in exchange for services of $54,500 for 2019. No such options were issued to consultants in 2020.

At December 31, 2020, there was no unrecognized compensation expense related to unvested non-employee stock options. Presented below is the Company’s non-employee stock option activity:

	Stock Options		Weighted Average Exercise Price
	2020	2019	2020	2019
Outstanding — beginning of year	615,000	365,000	$3.36	$5.49
Granted	—	250,000	—	0.26
Exercised	(250,000)	—	0.26	—
Expired/Forfeited	—	—	0	—
Outstanding — end of year	365,000	615,000	5.49	3.36
Exercisable at end of year	365,000	365,000	$5.49	$3.36
Weighted average fair value of stock options granted during the year:	$—	$0.22

For the year ended December 31, 2019 the fair value of the stock options granted to non-employees at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2020	2019
Risk-free interest rate	—	1.82%
Expected volatility	—	85%
Expected lives (years)	—	10
Expected dividend yield	—	—

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2020:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	850,000	8.95	$0.26	850,000	8.95	$0.26
$1.01 – $3.00	1,050,673	6.60	$2.04	1,050,673	6.60	$2.04
$3.01 – $15.00	852,360	3.97	$12.56	852,360	3.97	$12.56
$15.01 –$42.42	413,237	3.09	$25.29	413,237	3.09	$25.29
	3,166,270	6.07	$7.43	3,166,270	6.07	$7.43

The aggregate intrinsic value of the outstanding options and options vested as of December 31, 2020 was $1.3 million.

Restricted Stock

In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The Company recorded an employee stock-based compensation expense for restricted stock of approximately $216,000 and $544,000 for the years ended December 31, 2020 and 2019, respectively. No restricted stock was granted in 2020 nor 2019.

Equity-Classified Warrants

A summary of the Company’s warrant activity and related information for the years ended December 31, 2020 and 2019 are shown below.

	Warrants		Weighted Average Exercise Price
	2020	2019	2020	2019
Outstanding — beginning of year	193,916	693,916	$8.60	$7.16
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	(500,000)	—	6.60
Outstanding — end of year	193,916	193,916	8.60	8.60
Exercisable at end of year	193,916	193,916	$8.60	$8.60
Weighted average fair value of warrants granted during the year:	$—	$—

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2020:

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$4.62	84,554	0.10	$4.62
$10.44	83,335	0.11	10.44
$12.30	21,140	0.10	12.30
$33.60	4,167	3.21	33.60

	193,196	0.17	$8.60

The outstanding warrants as of December 31, 2020 had no intrinsic value.

9. Stockholder Protection Rights Plan

On December 13, 2019, the Board of Directors of the Company, authorized and declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share. The dividend was paid to the stockholders of record at the close of business on December 23, 2019. Each Right entitled the registered holder, subject to the terms of the Original Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $5.00 (the “Purchase Price”), subject to certain adjustments. The description and terms of the Rights were set forth in the Rights Agreement, dated as of December 13, 2019 (the “Original Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agent”).

On November 12, 2020, the Board approved an amendment and restatement of the Original Rights Agreement (as amended and restated, the “Amended and Restated Rights Agreement”) to effect certain changes to the Original Rights Agreement, including (i) reducing the duration to a term of three years, subject to certain earlier expiration as described in more detail below, and (ii) lowering the beneficial ownership threshold at which a person or group of persons becomes an Acquiring Person (as defined below) to 4.95% or more of the Company’s outstanding shares of Common Stock, subject to certain exceptions. The Amended and Restated Rights Agreement is designed to discourage (i) any person or group of persons from acquiring beneficial ownership of more than 4.95% of the Company’s shares of Common Stock and (ii) any existing stockholder currently beneficially holding 4.95% or more of the Company’s shares of Common Stock from acquiring additional shares of the Company’s Common Stock.

The purpose of the Amended and Restated Rights Agreement is to protect value by preserving the Company’s ability to utilize its net operating losses and certain other tax attributes (collectively, the “Tax Benefits”) to offset potential future income tax obligations. The Company’s ability to use its Tax Benefits would be substantially limited if it experiences an “ownership change,” as such term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). A corporation generally will experience an ownership change if the percentage of the corporation’s stock owned by its “5-percent shareholders,” as defined in Section 382 of the Tax Code, increases by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Amended and Restated Rights Agreement is intended to reduce the likelihood the Company would experience an ownership change under Section 382 of the Tax Code.

The Rights will not be exercisable until the earlier to occur of (i) the close of business on the tenth business day after a public announcement or filing that a person or group of affiliated or associated persons has become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons that, at any time after the date of the Amended and Restated Rights Agreement, has acquired, or obtained the right to acquire, beneficial ownership of 4.95% or more of the Company’s outstanding shares of Common Stock, subject to certain exceptions or (ii) the close of business on the tenth business day after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”) (provided, however, that if such tender or exchange offer is terminated prior to the occurrence of the Distribution Date, then no Distribution Date shall occur as a result of such tender or exchange offer).

The Rights, which are not exercisable until the Distribution Date, will expire at or prior to the earliest of (i) the close of business on November 16, 2023; (ii) the time at which the Rights are redeemed pursuant to the Amended and Restated Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Amended and Restated Rights Agreement; (iv) the time at which the Rights are terminated upon the occurrence of certain mergers or other transactions approved in advance by the Board; and (v) the close of business on the date set by the Board following a determination by the Board that (x) the Amended and Restated Rights Agreement is no longer necessary or desirable for the preservation of the Tax Benefits or (y) no Tax Benefits are available to be carried forward or are otherwise available (the earliest of (i), (ii), (iii), (iv) and (v) is referred to as the “Expiration Date”).

Each share of Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) an amount equal to 1,000 times the dividend declared per share of Common Stock. Each share of Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per one share of Common Stock.

The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are each subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock or convertible securities at less than the then-current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above). The number of outstanding Rights and the number of one one-thousandths of a share of Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, reverse stock split, stock dividends and other similar transactions involving the Common Stock.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than the Rights beneficially owned by the Acquiring Person, affiliates and associates of the Acquiring Person and certain transferees thereof (which will thereupon become null and void), will thereafter have the right to receive upon exercise of a Right that number of shares of Common Stock having a market value of two times the Purchase Price.

In the event that, after a person or a group of affiliated or associated persons has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current purchase price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the Purchase Price.

With certain exceptions, no adjustment in the Purchase Price will be required unless such adjustment would require an increase or decrease of at least one percent (1%) in the Purchase Price. No fractional shares of Preferred Stock will be issued (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the trading day immediately prior to the date of exercise.

At any time after any person or group of affiliated or associated persons becomes an Acquiring Person and prior to the acquisition of beneficial ownership by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Board, at its option, may exchange each Right (other than Rights owned by such person or group of affiliated or associated persons which will have become void), in whole or in part, at an exchange ratio of one share of Common Stock per outstanding Right (subject to adjustment).

In connection with any exercise or exchange of the Rights, no holder of a Right will be entitled to receive shares of Common Stock if receipt of such shares would result in such holder, together with such holder’s affiliates and associates, beneficially owning more than 4.95% of the then-outstanding Common Stock (such shares, the “Excess Shares”) and the Board determines that such holder’s receipt of Excess Shares would jeopardize or endanger the value or availability of the Tax Benefits or the Board otherwise determines that such holder’s receipt of Excess Shares is not in the best interests of the Company. In lieu of such Excess Shares, such holder will only be entitled to receive cash or a note or other evidence of indebtedness with a principal amount equal to the then-current market price of the Common Stock multiplied by the number of Excess Shares that would otherwise have been issuable.

At any time before the Distribution Date, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (subject to certain adjustments) (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish.

Immediately upon the action of the Board electing to redeem or exchange the Rights, the Company shall make a public announcement thereof, and upon such election, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The Board may amend or supplement the Amended and Restated Rights Agreement without the approval of any holders of Rights, including, without limitation, in order to (a) cure any ambiguity, (b) correct inconsistent provisions, (c) alter time period provisions, including the Expiration Date, or (d) make additional changes to the Amended and Restated Rights Agreement that the Board deems necessary or desirable. However, from and after the date any person or group of affiliated or associated persons becomes an Acquiring Person, the Amended and Restated Rights Agreement may not be supplemented or amended in any manner that would adversely affect the interests of the holders of Rights.

10. Income Taxes

At December 31, 2020, the Company had federal and state net operating loss carryforwards (“NOLs”) of $327.6 million and $252.6 million, respectively, available to offset against future taxable income. Of this amount, $310.3 million of federal NOLs expire in 2024 through 2037. The federal operating losses from 2018, 2019 and 2020 totaling $17.0 million carry forward indefinitely but are only able to offset 80% of taxable income in future years. The California NOLs expire in 2029 through 2039.

As a result of a change in-control that occurred in the CytRx shareholder base, approximately $69.3 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $258.3 million in federal net operating loss carryforwards, and the $252.6 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2020, CytRx also had research and development tax credits for federal and state purposes of approximately $16.0 million and $22.0 million, respectively, available for offset against future income taxes, which expire in 2022 through 2036. The credits are subject to change-in-control limitations, which may affect their utilization in future years. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$72,509	$63,002
Tax credit carryforwards	37,901	37,901
Equipment, furnishings and other	4,174	4,178
Total deferred tax assets	114,584	105,081
Deferred tax liabilities	—	—
Net deferred tax assets	114,584	105,081
Valuation allowance	(114,584)	(105,081)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2020 and 2019 was $9.5 million and $2.4 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2020	2019
Federal benefit at statutory rate	$(1,407)	$(1,504)
State income taxes, net of Federal taxes	(592)	(500)
State credits	—	2
Warrant liabilities	—	—
Other permanent differences	7	45
Provision related to change in valuation allowance	1,996	2,409
Federal rate adjustment	—	—
NQ Options	—	—
Current year tax credit	—	—
NOL Adjustments	—	—
Termination/Cancellation of Equity Compensation Awards	—	—
Return to provision	(4)	(452)
Other, net	—	—
	$—	$—

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2020.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2020, the tax returns for 2017 through 2020 remain open to examination by the Internal Revenue Service and for 2016 to 2020 for various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2020 and 2019, the Company had accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

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

As of December 31, 2020, no amounts are due under the above agreements.

Contractual obligations

CytRx’s current contractual obligations that will require future cash payments for the following Employment Agreements as follows (in thousands):

Employment Agreements (1)
2021	1,438
2022	1,038
2023	1,038
2024	1,038
Thereafter	3,114
Total	$7,666

(1)	Employment agreements include management contracts which have been revised from time to time. The employment agreement for the Company’s executive officers provide for minimum salaries, which are adjusted annually at the discretion of the Company’s Compensation Committee, and in some cases provide for minimum annual bonuses and employee benefits, as well. New employment agreements for the Company’s other executive officers are usually entered into annually.

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

