Form 10-Q
period 2021-03-31
CYTRX CORP
filed 2021-05-13
CIK 799698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ___________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of May 13, 2021: 36,480,038 shares.

CYTRX CORPORATION

FORM 10-Q

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Note Regarding Company References

References throughout this Quarterly Report on Form 10-Q, the “Company”, “CytRx”, “we”, “us”, and “our”, except where the context requires otherwise, refer to CytRx Corporation and its subsidiary.

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,322,529	$10,003,375
Insurance claim receivable	—	325,105
Prepaid expenses and other current assets	710,477	1,094,675
Total current assets	10,033,006	11,423,155
Equipment and furnishings, net	36,455	39,758
Other assets	16,836	16,836
Operating lease right-of-use assets	535,263	580,478
Total assets	$10,621,560	$12,060,227
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,218,156	$1,402,054
Accrued expenses and other current liabilities	1,259,328	1,190,910
Current portion of operating lease liabilities	184,329	181,103
Total current liabilities	2,661,813	2,774,067

Operating lease liabilities, net of current portion	368,090	415,200

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,666 shares authorized; 36,480,038 shares issued and outstanding at March 31, 2021 and December 31, 2020	36,480	36,480
Additional paid-in capital	479,561,860	479,561,860
Accumulated deficit	(472,006,683)	(470,727,380)
Total stockholders’ equity	7,591,657	8,870,960
Total liabilities and stockholders’ equity	$10,621,560	$12,060,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
License revenue	$—	$—

Expenses:
General and administrative	1,279,848	1,226,305

Loss from operations	(1,279,848)	(1,226,305)

Other income (expense):
Interest income	4,836	54,821
Other (expense), net	(4,291)	(1,302)

Net loss	$(1,279,303)	$(1,172,786)

Total basic and diluted loss per share	$(0.04)	$(0.03)

Basic and diluted weighted-average shares outstanding	36,480,038	33,508,302

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss from operations	$(1,279,303)	$(1,172,786)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	3,303	6,500
Stock-based compensation expense	—	86,662
Changes in assets and liabilities:
Insurance claim Receivable	325,105	(95,774)
Prepaid expenses and other current assets	384,202	381,532
Other assets	—	(14,125)
Amortization of right-of-use asset	45,215	62,443
Accounts payable	(183,898)	(4,959)
Decrease in lease liabilities	(43,884)	(65,008)
Accrued expenses and other current liabilities	68,414	(9,471)
Net cash used in operating activities	(680,846)	(1,593,319)

Cash flows from investing activities:
Purchase of fixed assets	—	(7,981)
Net cash used in investing activities	—	(7,981)

Net decrease in cash and cash equivalents	(680,846)	(832,967)
Cash and cash equivalents at beginning of period	10,003,375	16,130,410
Cash and cash equivalents at end of period	$9,322,529	$15,297,442

Supplemental disclosure of Cash Flow Information:
Recognition of operating lease right-of-use assets and obligations under ASC Topic 842	$—	$715,310

Reclassification of right-of-use asset, from prepaid expenses	$—	$66,271

Fixed assets acquired through issuance of notes payable	$—	$17,374

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	For the Three Month Period Ended March 31, 2021

	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2021	—	36,480,038		$36,480	$479,561,860	$(470,727,380)	$8,870,960
Net loss						(1,279,303)	(1,279,303)
Balance at March 31, 2021	—	36,480,038		$36,480	$479,561,860	$(472,006,683)	$7,591,657

	For the Three Month Period Ended March 31, 2020
	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2020	—	33,637,501		$33,637	$479,197,849	$(464,026,774)	$15,204,712
Issuance of stock options/restricted stock and warrants for compensation and services					86,662		86,662
Net loss						(1,172,786)	(1,172,786)
Balance at March 31, 2020	—	33,637,501		$33,637	$479,284,511	($465,199,560)	$14,118,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three-Months Period Ended March 31, 2021 and 2020
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2020 have been derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

At March 31, 2021, we had cash and cash equivalents of approximately $9.3 million. Management believes that our current cash and cash equivalents will be sufficient to fund its operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2021 and the first four months of 2022 of approximately $5.6 million (unaudited) to fund operating activities. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). We recognized a loss of approximately ($13,070) and ($5,395) respectively, for the three-month periods ended March 31, 2021 and 2020.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 3.2 million shares for the three-month period ended March 31, 2021 as compared to 7.9 million shares for the three-month period ended March 31, 2020.

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

Recently Issued Accounting Pronouncements

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

2.	Leases

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

As of March 31, 2021, the balance of right-of-use assets was approximately $535,000, and the balance of total lease liabilities was approximately $552,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of March 31, 2021 are as follows:

Operating Lease Payments

April 2021 – March 2022	$200,852
April 2022 – March 2023	195,936
April 2023 – March 2024	185,200
Total future minimum lease payments	581,988

Less: present value adjustment	29,569
Operating lease liabilities at March 31, 2021	552,419
Less: current portion of operating lease liabilities	184,329
Operating lease liabilities, net of current portion	$368,090

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended March 31, 2021
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$49,039

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended March 31, 2021	$47,061

Weighted average remaining lease term – operating leases (in years)	2.9

Average discount rate	3.6%

3.	Stock Based Compensation

The Company has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of March 31, 2021, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan under which 5.4 million shares of common stock are reserved for issuance. As of March 31, 2021, there were 0.9 million shares subject to outstanding stock options. This Plan expires on November 14, 2029.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
General and administrative — employee	—	86,662
Total employee stock-based compensation	$—	$86,662

Options

	Stock Options	Weighted Average Exercise Price
	2021	2021
Outstanding — beginning of year	3,166,270	$7.43
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding — end of year	3,166,270	7.43
Exercisable at end of year	3,166,270	$7.43
Weighted average fair value of stock options granted during the year:	$—

The following table summarizes significant ranges of outstanding stock options under our plans at March 31, 2021:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	850,000	8.71	$0.26	850,000	8.71	$0.26
$1.01 – $3.00	1,050,673	6.36	$2.04	1,050,673	6.36	$2.04
$3.01 – $15.00	852,360	3.72	$12.56	852,360	3.72	$12.56
$15.01 –$42.42	413,237	2.85	$25.29	413,237	2.85	$25.29
	3,166,270	5.82	$7.43	3,166,270	5.82	$7.43

During the period ended March 31, 2021, the Company recognized no stock compensation cost as all options had previously vested and during the period ended March 31, 2020 the Company recognized $30,395 relating to the vesting of these options. At March 31, 2021, there was no unrecognized compensation expense related to unvested stock options.

The aggregate intrinsic value of the outstanding options and options vested as of March 31, 2021 was $3.1 million.

At December 31, 2020, the Company had 193,196 warrants outstanding at a weighted average exercise price of $8.60. During 2021, 189,029 warrants expired, and as such, there were 4,167 remaining warrants outstanding as of March 31, 2021 at a weighted average exercise price of $10.44. At March 31, 2021, the 4,167 warrants outstanding had no intrinsic value.

Restricted Stock

In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded stock-based compensation expense for restricted stock of $56,267 for the quarter ended March 31, 2020. All shares had fully vested as of December 31, 2020. No restricted stock was granted in 2021 nor 2020.

4.	Stockholder Protection Rights Plan

On December 13, 2019, the Board of Directors of the Company, authorized and declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share . The dividend was paid to the stockholders of record at the close of business on December 23, 2019. Each Right entitled the registered holder, subject to the terms of the Original Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $5.00 (the “Purchase Price”), subject to certain adjustments. The description and terms of the Rights were set forth in the Rights Agreement, dated as of December 13, 2019 (the “Original Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agent”).

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

5.	Income Taxes

At December 31, 2020, we had federal and state net operating loss carryforwards of $327.6 million and $252.6 million, respectively, available to offset against future taxable income. Of this amount, $310.3 million of federal NOLs expire in 2024 through 2037. The federal operating losses from 2018, 2019 and 2020 totaling $17.0 million carry forward indefinitely but are only able to offset 80% of taxable income in future years. The California NOLs expire in 2029 through 2039. Management currently believes that $258.3 million in federal net operating loss carryforwards and $252.6 million in state net operating loss carryforwards are unrestricted.

6.	Commitments and Contingencies

Commitments

Aldoxorubicin

We have an agreement with Vergell Medical (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to Vergell in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. We also have agreed to pay:

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

On July 27, 2017, the Company entered into an exclusive worldwide license agreement with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, the Company is no longer directly working on the development of aldoxorubicin (ImmunityBio has recently merged with NantKwest, Inc.). As part of the license agreement, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin. ImmunityBio has initiated a Phase 2, randomized, two-cohort, open-label registrational-intent study for first-line and second-line treatment of locally advanced or metastatic pancreatic cancer, which includes aldoxorubicin.

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

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. Food and Drug Administration (“FDA”) for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

In addition to STS, ImmunityBio has expanded aldoxorubicin’s use by combining it with immunotherapies and cell-based treatments and is currently in late-stage clinical development in advanced and metastatic pancreatic cancer, in glioblastoma, and in triple negative breast cancer. ImmunityBio has initiated a phase 2 registrational-intent study in metastatic pancreatic cancer.

Molecular Chaperone Assets (Orphazyme)

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. As a result of Orphazyme’s disclosure that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, the maximum amount that CytRx has the right to receive is now approximately $100 million; however, there can be no assurance that said amount will be realized. Orphazyme is testing arimoclomol in Niemann-Pick disease Type C (NPC) and Gaucher disease. Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and has submitted a New Drug Application (NDA) with the FDA, which is currently under Priority Review by the FDA with a target action date of June 17, 2021. It also submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA). Orphazyme has established an Early Access Program in the U.S. as well as other select European countries. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. Orphayzme recently announced its intention that arimoclomol will be marketed globally under the tradename MIPLYFFA™.

Current Business Strategy for LADR™ Platform

Currently, the Company and Centurion are working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic, although no partnerships or other sources of financing have become available after over two years of effort. The Company has no plans to conduct further research and development on LADR and its companion diagnostic, but continue to focus on identifying these partnership and financing opportunities

Critical Accounting Policies and Estimates

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 3.2 million shares for the three-month period ended March 31, 2021 as compared to 7.9 million shares for the three-month period ended March 31, 2020.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At March 31, 2021, we had cash and cash equivalents of approximately $9.3 million. Management believes that our current cash and cash equivalents will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2021 and the first four months of 2022 of approximately $5.6 million (unaudited) to fund operating activities. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, the Company will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide it with long term debt or capital. CytRx cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs.

recorded a net loss in the three-month period ended March 31, 2021 of $1.3 million as compared to a net loss in the comparative 2020 period from continuing operations of $1.2 million, or an increase of $0.1 million.

We purchased no fixed assets in the period ended March 31, 2021 and a minimal amount of fixed assets in the period ended March 31, 2020 and do not expect any significant capital spending during the next 12 months.

There were no financing transactions in either three month-periods ended March 31, 2021 or March 31, 2020.

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

Results of Operations

We recorded a net loss of approximately $1.3 million for the three-month period ended March 31, 2021, as compared to a net loss for the three-month period ended March 31, 2020 of $1.2 million.

We recognized no licensing revenue in the three-month periods ended March 31, 2021 and 2020. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2021	2020
	(In thousands)
General and administrative expenses	$1,277	$1,133
Employee stock, and stock option expense	—	87
Depreciation and amortization	3	6
	$1,280	$1,226

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.3 million for the three-month period ended March 31, 2021, and $1.2 million for the same period in 2020. Our general and administrative expenses in the current three-month period, excluding stock option expense, non-cash expenses and depreciation and amortization, increased marginally by approximately $0.1 million, primarily due to an increase in professional fees and insurance, offset by a reduction in head count.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense

Interest income was approximately $5,000 for the three-month period ended March 31, 2021 as compared to approximately $55,000 for the same period in 2020.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2021, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”), which was filed with the SEC on March 24, 2021. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

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

CytRx Corporation

Date: May 13, 2021	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

