Form 10-K/A
period 2020-12-31
CYTRX CORP
filed 2021-07-13
CIK 799698

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

Commission file number 000-15327

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Based on the closing price of the Registrant’s common stock as reported on OTC Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $25.2 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 23, 2021 was 36,780,038 .

Explanatory Note

CytRx Corporation (the “Company,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 24, 2021 (the “Original 10-K”).

The purpose of the Amendment is (1) to file Exhibit 4.3, which was inadvertently omitted from the Original 10-K, (2) to revise the title page to reflect that our securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Act”) rather than Section 12(b) of the Act and (3) to conform the formatting and wording of the cover page to the requirements of the latest version of Form 10-K. Except as otherwise expressly noted herein, this Amendment does not amend or otherwise update any other information in our Original 10-K. Accordingly, this Amendment should be read in conjunction with our Original 10-K.

2

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this 10-K:

(1) Consolidated Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original 10-K.

(2) Financial Statement Schedule

None. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(b) Exhibits

See Exhibit Index to this Annual Report, which is incorporated herein by reference.

CytRx Corporation

Form 10-K Exhibit Index

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	8-K	2.1	6/9/2008

3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	10-K	3.1	3/13/2012

3.2	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/15/2012

3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	11/1/2017

3.4	Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock	8-K	3.2	12/19/2019

3.5	Certificate of Elimination of Series B Convertible Preferred Stock	8-K	3.3	12/19/2019

3.6	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	11/17/2020

3.7	Amended and Restated By-Laws of CytRx Corporation, effective November 12, 2020	8-K	3.2	11/17/2020

4.1	Amended and Restated Rights Agreement, dated as of November 16, 2020, by and between CytRx Corporation and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	11/17/2020

4.2	Warrant, dated as of July 27, 2017, issued by CytRx Corporation to NantCell, Inc.	8-K	10.3	8/1/2017

4.3	Description of Securities				**

10.1*	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	10-K	10.6	3/13/2012

10.1.2*	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/20/2016

10.1.3*	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.11	3/11/2016

10.1.4*	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.12	3/11/2016

10.1.5*	Form of Non-qualified Stock Option for grants to Steven A. Kriegsman and Daniel J. Levitt, M.D., Ph.D., under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.13	3/11/2016

10.1.6*	Amendment No. 1 to Stock Option Agreements of Daniel J. Levitt, M.D., Ph.D., dated December 31, 2015.	10-K	10.14	3/11/2016

10.1.7*	Amendment No. 1 to Stock Option Agreements (2000 Long-Term Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016.	10-K	10.15	3/11/2016

10.1.8*	Amendment No. 1 to Stock Option Agreements (2008 Stock Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016	10-K	10.16	3/11/2016

10.2†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	8-K	99	12/21/2001

3

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
10.3	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	10-K	10.63	5/14/2004

10.3.1	Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000	10-K	10.64	5/14/2004

10.3.2	Fifth Amendment to Office Lease dated January 13, 2020 by and between CytRx Corporation and Douglas Emmett 1993, LLC	10-K	10.3.2	3/24/2021

10.4†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	10-Q	10.15	11/14/2006

10.4.1	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	8-K	1.1	3/17/2014

10.5	Asset Purchase Agreement dated May 13, 2011 between CytRx Corporation and Orphazyme ApS	10-Q	10.1	8/9/2011

10.6	Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.1	8/1/2017

10.7	Amended and Restated Employment Agreement, dated March 26, 2019, by and between CytRx Corporation and Steven A. Kriegsman	10-K	10.18	3/29/2019

10.7.1	First Amendment, dated December 19, 2019, to Amended and Restated Employment Agreement, dated March 26, 2019, by and between CytRx Corporation and Steven A. Kriegsman	8-K	10.1	12/19/2019

10.8	Employment Agreement, dated January 8, 2021, by and between CytRx Corporation and John Y. Caloz	10-K	10.8	3/24/2021

10.9	CytRx Corporation 2019 Stock Incentive Plan	8-K	10.1	11/15/2019

23.1	Consent of Weinberg & Co	10-K	23.1	3/24/2021

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	3/24/2021

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	3/24/2021

101.INS++	XBRL Instance Document.	10-K	101	3/24/2021

101.SCH++	XBRL Taxonomy Extension Schema Document.	10-K	101	3/24/2021

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101	3/24/2021

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	101	3/24/2021

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.	10-K	101	3/24/2021

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101	3/24/2021

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.
++	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None.

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTRX CORPORATION

Date: July 12, 2021	By:	/s/ STEVEN A. KRIEGSMAN
Steven A. Kriegsman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 12, 2021	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer
(Principal Financial and Accounting Officer)

5