Form 10-Q
period 2021-06-30
CYTRX CORP
filed 2021-08-12
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of August 11, 2021: 38,780,038 shares.

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

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,434,836	$10,003,375
Insurance claim receivable	—	325,105
Prepaid expenses and other current assets	326,323	1,094,675
Total current assets	8,761,159	11,423,155
Equipment and furnishings, net	33,171	39,758
Other assets	16,836	16,836
Operating lease right-of-use assets	489,645	580,478
Total assets	$9,300,811	$12,060,227
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$962,998	$1,402,054
Accrued expenses and other current liabilities	1,336,860	1,190,910
Current portion of operating lease liabilities	184,760	181,103
Total current liabilities	2,484,618	2,774,067

Operating lease liabilities, net of current portion	322,332	415,200

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,666 shares authorized; 36,780,038 shares issued and outstanding at June 30, 2021 and 36,480,038 shares issued and outstanding at December 31, 2020	36,780	36,480
Additional paid-in capital	479,639,560	479,561,860
Accumulated deficit	(473,182,479)	(470,727,380)
Total stockholders’ equity	6,493,861	8,870,960
Total liabilities and stockholders’ equity	$9,300,811	$12,060,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
General and administrative	1,181,211	1,379,426	2,461,059	2,605,730

Loss from operations	(1,181,211)	(1,379,426)	(2,461,059)	(2,605,730)

Other income (loss):
Interest income	4,146	35,893	8,982	90,714
Other income (loss), net	1,269	2,043	(3,022)	740

Net loss	$(1,175,796)	$(1,341,490)	$(2,455,099)	$(2,514,276)

Total basic and diluted loss per share	$(0.03)	$(0.04)	$(0.07)	$(0.08)

Basic and diluted weighted-average shares outstanding	36,549,269	33,508,302	36,515,038	33,508,302

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss from operations	$(2,455,099)	$(2,514,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,587	14,012
Stock-based compensation expense	—	173,321
Changes in assets and liabilities:
Insurance claim receivable	325,105	(4,437)
Prepaid expenses and other current assets	768,352	714,425
Other assets	—	(11,776)
Amortization of right-of-use asset	90,833	111,915
Accounts payable	(439,056)	64,576
Decrease in lease liabilities	(89,211)	(103,102)
Accrued expenses and other current liabilities	145,950	20,862
Net cash used in operating activities	(1,646,539)	(1,534,480)

Cash flows from investing activities:
Purchase of fixed assets	—	(8,529)
Net cash used in investing activities	—	(8,529)

Cash flows from financing activities
Proceeds from exercise of stock options	78,000	—
Net cash from financing activities	78,000	—

Net decrease in cash and cash equivalents	(1,568,539)	(1,543,009)
Cash and cash equivalents at beginning of period	10,003,375	16,130,410
Cash and cash equivalents at end of period	$8,434,836	$14,587,401

Supplemental disclosure of Cash Flow Information:
Recognition of operating lease right-of-use assets and obligations under ASC Topic 842	$—	$715,310

Reclassification of right-of-use asset, from prepaid expenses	$—	$66,271

Acquisition of equipment included in accrued expenses	$—	$17,374

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	For the Three and Six-Month Periods Ended June 30, 2021
	Series B Preferred Shares Issued	Common Shares Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2021	—	36,480,038		$36,480	$479,561,860	$(470,727,380)	$8,870,960
Net loss						(1,279,303)	(1,279,303)
Balance at March 31, 2021		36,480,038		36,480	479,561,860	(472,006,683)	7,591,657

Exercise of stock options	—	300,000	—	300	77,700	—	78,000
Net loss						(1,175,796)	(1,175,796)

Balance at June 30, 2021	—	36,780,038		$36,780	$479,639,560	$(473,182,479)	$6,493,861

	For the Three and Six-Month Periods Ended June 30, 2020
Balance at January 1, 2020	—	33,637,501		$33,637	$479,197,849	$(464,026,774)	$15,204,712
Issuance of stock options/warrants for compensation and services	—	—	—	—	86,662	—	86,662
Net loss						(1,172,786)	(1,172,786)
Balance at March 31, 2020	—	33,637,501		$33,637	$479,284,511	$(465,199,560)	$14,118,588
Issuance of stock options/restricted stock for compensation and services					86,659		86,659
Net loss						(1,341,490)	(1,341,490)
Balance at June 30, 2020		33,637,501		$33,637	$479,371,170	$(466,541,050)	$12,863,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six-Months Period Ended June 30, 2021 and 2020

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at June 30, 2021 and for the three-month and six-month periods ended June 30, 2021 and 2020, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2020 have been derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 (as amended, the “2020 Annual Report”).

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents and short-term investments of approximately $8.4 million. In order to ensure the Company had sufficient liquidity for the foreseeable future, on July 16, 2021, the Company announced the closing of the July 2021 Financing (as defined herein) for aggregate net proceeds of approximately $9.3 million (Note 7 – Subsequent Event). Management believes that our current cash and cash equivalents and short-term investments, together with the net proceeds from the July 2021 Financing, will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2021 and the first seven months of 2022 of approximately $4.9 million (unaudited) to fund operating activities. These projected expenditures exclude any payments related to possible liquidated damages or dividends to be paid on the Preferred Stock (as defined herein). These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

While these projections represent the Company’s current expected expenditures, the Company has the ability to reduce the amounts as needed to manage its liquidity needs while still advancing its corporate objectives. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide the Company with long term debt, capital or non-dilutive up-front payments from a potential strategic partner. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain (loss) of approximately $3,500 and ($9,500), respectively, for the three-month and six-month periods ended June 30, 2021 and a gain of approximately ($5,400) and $100, respectively, for the three and six-month periods ended June 30, 2020, respectively.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 2.9 million shares for each of the three-month and six-month periods ended June 30, 2021, and 7.9 million shares for each of the three-month and six-month periods ended June 30, 2020.

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

As of June 30, 2021, the balance of right-of-use assets was approximately $490,000, and the balance of total lease liabilities was approximately $507,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of June 30, 2021 are as follows:

Operating Lease Payments

July 2021 – June 2022	$199,619
July 2022 – June 2023	197,600
July 2023 – March 2024	134,690
Total future minimum lease payments	531,909

Less: present value adjustment	24,817
Operating lease liabilities at June 30, 2021	507,092
Less: current portion of operating lease liabilities	184,760
Operating lease liabilities, net of current portion	$322,332

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended June 30, 2021
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$99,118

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended June 30, 2021	$94,694

Weighted average remaining lease term – operating leases (in years)	2.6

Average discount rate	3.6%

3. Stock Based Compensation

The Company has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of June 30, 2021, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan under which 5.4 million shares of common stock are reserved for issuance. As of June 30, 2021, there were 0.6 million shares subject to outstanding stock options. This Plan expires on November 14, 2029.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative — employee	—	86,659	—	173,321
Total employee stock-based compensation	$—	$86,659	$—	$173,321

Stock Options

There were no options granted in either of the periods ended June 30, 2021 and June 30, 2020.

Presented below is our stock option activity:

	Six Months Ended June 30, 2021
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2021	2,801,270	365,000	3,166,270	$7.43
Exercised	(300,000)	—	(300,000)	$0.26
Forfeited or expired	(3,570)	—	(3,570)	$30.24
Outstanding at June 30, 2021	2,497,700	365,000	2,862,700	$8.15
Exercisable at June 30, 2021	2,497,700	365,000	2,862,700	$8.15

The following table summarizes significant ranges of outstanding stock options under our plans at June 30, 2021:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	550,000	8.46	$0.26	550,000	8.46	$0.26
$1.01 – $3.00	1,050,673	6.11	$2.04	1,050,673	6.00	$2.04
$3.01 – $15.00	852,360	3.47	$12.56	852,360	3.47	$12.56
$15.01 –$42.42	409,667	2.62	$25.24	409,667	2.62	$25.24
	2,862,700	5.28	$3.32	2,862,700	5.28	$3.32

During the three and six-month periods ended June 30, 2021, the Company recorded no stock compensation costs as all options had previously vested, as compared to to $30,692 and $60,787, respectively, for the three and six-month periods ended June 30, 2020. As of June 30, 2021, there was no unrecognized compensation expense related to unvested stock options.

During the six months ended June 30, 2021, options to acquire 300,000 shares of common stock were exercised resulting in net proceeds of $78,000.

The aggregate intrinsic value of the outstanding options and options vested as of June 30, 2021 was $0.4 million.

Stock Warrants

At December 31, 2020, the Company had 193,196 warrants outstanding at a weighted average price of $8.60. During 2021, 189,029 warrants expired, and as such, there were 4,167 remaining warrants outstanding as of June 30, 2021 at a weighted average exercise price of $10.44. At June 30, 2021, the 4,167 warrants outstanding had no intrinsic value.

Restricted Stock

In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $56,267 and $112,534 respectively, for the three and six-month periods ended June 30, 2020. All shares had fully vested as of December 31, 2020. No restricted stock was granted in 2021 nor 2020.

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

As of June 30, 2021 and December 31, 2020 no amounts were due under the above agreements.

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

7. Subsequent Events

On July 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) for aggregate gross proceeds of $10 million and net proceeds of approximately $9.3 million. The transaction closed on July 16, 2021. Under the Purchase Agreement, the Company sold and issued (i) 2 million shares of its common stock at a purchase price of $0.88 per share for total gross proceeds of approximately $1.76 million in a registered direct offering and (ii) 8,240 shares of Series C 10.00% Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $8.24 million, in a concurrent private placement. The shares of the Preferred Stock are convertible, upon shareholder approval as described below, into an aggregate of up to 9,363,637 shares of common stock at a conversion price of $0.88 per share. The Preferred Stock includes beneficial ownership limitations that preclude conversion that would result in the Investor owning in excess of 9.99% of the Company’s outstanding shares of common stock. CytRx also issued to the Investor an unregistered preferred investment option (the “Investment Option”) that allows for the purchase of up to 11,363,637 shares of common stock for additional gross proceeds of approximately $10 million if the Investment Option is exercised in full. The exercise price for the Investment Option is $0.88 per share. The Investment Option has a term equal to five and one-half years commencing upon the Company increasing its authorized common stock following shareholder approval. The Company has set September 23, 2021 as the date for the special meeting at which shareholders will vote on the proposal to increase the Company’s authorized common stock.

The Company is currently evaluating the accounting treatment for the Preferred Stock and the Investment Option.

On August 3, 2021, a minimal stockholder filed a complaint in the Court of Chancery of the State of Delaware against CytRx Corporation (“CytRx”), Steven A. Kriegsman, Louis Ignarro, Joel K. Caldwell, and Earl W. Brien.  The complaint alleges purported claims of breach of a contract by CytRx and breach of fiduciary duty by the individual defendants. The stockholder seeks specific performance of the contract, a temporary restraining order enjoining the Company from taking various actions, damages, and other declaratory and injunctive relief, costs, fees, and expenses.  The Company believes that the claims are without merit and intends to vigorously defend against them.

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

Recent Developments

On July 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) for aggregate gross proceeds of $10 million and net proceeds of approximately $9.3 million (the “July 2021 Financing”). The transaction closed on July 16, 2021. Under the Purchase Agreement, the Company sold and issued (i) 2 million shares of its common stock at a purchase price of $0.88 per share for total gross proceeds of approximately $1.76 million in a registered direct offering and (ii) 8,240 shares of Series C 10.00% Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $1,000 per share, for total aggregate gross proceeds of approximately $8.24 million, in a concurrent private placement. The shares of the Preferred Stock are convertible, upon shareholder approval as described below, into an aggregate of up to 9,363,637 shares of common stock at a conversion price of $0.88 per share. The Preferred Stock includes beneficial ownership limitations that preclude conversion that would result in the Investor owning in excess of 9.99% of the Company’s outstanding shares of common stock. CytRx also issued to the Investor an unregistered preferred investment option (the “Investment Option”) that allows for the purchase of up to 11,363,637 shares of common stock for additional gross proceeds of approximately $10 million if the Investment Option is exercised in full. The exercise price for the Investment Option is $0.88 per share. The Investment Option has a term equal to five and one-half years commencing upon the Company increasing its authorized common stock following shareholder approval. The Company has set September 21, 2021 as the date for the special meeting at which shareholders will vote on the proposal to increase the Company’s authorized common stock.

The Company is currently evaluating the accounting treatment for the Preferred Stock and the Investment Option.

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

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and the Company is no longer directly working on the development of aldoxorubicin. As part of the license agreement, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. In connection therewith, the Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin.

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

In addition to STS, ImmunityBio has expanded aldoxorubicin’s use by combining it with immunotherapies and cell-based treatments and is currently in late-stage clinical development in advanced and metastatic pancreatic cancer, and in glioblastoma. ImmunityBio has initiated a phase 2 registrational-intent study in metastatic pancreatic cancer and has announced that the enrollment of Cohort C, which includes Aldoxorubicin and patients who have previously failed two lines of standard-of-care therapy, is expected to be completed in the third quarter of 2021, and that an early readout of survival data is expected in the first quarter of 2022.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. As a result of Orphazyme’s disclosure that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, the maximum amount that CytRx has the right to receive is now approximately $100 million; however, there can be no assurance that said amount will be realized. Orphazyme is testing arimoclomol in Niemann-Pick disease Type C (NPC) and Gaucher disease. Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and had submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (the “FDA”). On June 18, 2021, Orphazyme announced it had received a Complete Response Letter from the FDA. Orphazyme has also submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA), and expects to have a response in the fourth quarter of 2021; it has established an Early Access Program in the U.S. as well as other select European countries. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. Orphayzme recently announced its intention that arimoclomol will be marketed globally under the tradename MIPLYFFA™. CytRx would be entitled to a milestone payment of $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties and potential additional milestone payments. There can be no assurance that Orphazyme will achieve such approvals.

Current Business Strategy for LADR™ Platform

Currently, the Company and Centurion are working on identifying partnership opportunities for LADR™ ultra-high potency drug conjugates and their albumin companion diagnostic, although no partnerships or other sources of financing have become available after over two years of effort. We have concluded all research and development on LADR and its companion diagnostic, but continue to focus on identifying these partnership and financing opportunities.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (as amended, the “2020 Annual Report”).

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

Basic and Diluted Net Los) per Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. Common share equivalents (which consist of options, warrants and restricted stock) are excluded from the computation of diluted net loss per common share where the effect would be anti-dilutive. Common share equivalents that could potentially dilute the net loss per share in the future, and which were excluded from the computation of diluted loss per share, totaled 2.9 million shares for each of the three-month and six-month periods ended June 30, 2021, and 7.9 million shares for each of the three-month and six-month periods ended June 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

We have relied primarily upon proceeds from sales of our equity securities and the exercise of options and warrants, and to a much lesser extent upon payments from our strategic partners and licensees, to generate funds needed to finance our business and operations.

At June 30, 2021, we had cash and cash equivalents and short-term investments of approximately $8.4 million. In order to ensure the Company had sufficient liquidity for the foreseeable future, on July 16, 2021, the Company announced the closing of the sale of the July 2021 Financing for aggregate net proceeds of approximately $9.3 million (Note 7 – Subsequent Event). Management believes that our current cash and cash equivalents and short-term investments, together with the July 2021 Financing, will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2021 and the first seven months of  2022 of approximately $4.9 million (unaudited) to fund operating activities. These projected expenditures exclude any payments related to possible liquidated damages or dividends to be paid on the Series C Preferred Stock. These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, CytRx has the ability to reduce the amounts and alter the timing of certain expenditures as needed to manage its liquidity needs while still advancing its corporate objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. CytRx cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $1.6 million, which was primarily the result of a net loss from operations of $2.5 million, offset by $0.8 million in net cash inflows associated with changes in assets and liabilities. The net cash inflows associated with changes in assets and liabilities were primarily due to increases of $0.8 million of prepaid expenses and other current assets, $0.3 million of insurance claim receivable, $0.1 million of accrued expenses and other current liabilities and $0.1 million of amortization of right-of-use asset, offset by reductions of $0.4 million of accounts payable and $0.9 million of decrease in lease liabilities.

Net cash used in operating activities for the six months ended June 30, 2020 was $1.5 million, which was primarily the result of a net loss from operations of $2.5 million, offset by $$0.2 million of adjustments to reconcile net loss from continuing operations to net cash used in operating activities and $0.8 million in cash inflows associated with changes in assets and liabilities. Our adjustments to reconcile net loss from continuing operations to net cash used in operating activities were primarily comprised of $0.2 million of stock-based compensation expense. The net cash inflows associated with changes in assets and liabilities were primarily due to an increase of $0.7 million of prepaid expenses and other current assets, $0.1 million of amortization of right-of-use asset and $0.1 million of accounts payable, partially offset by decreases in lease liabilities of $0.1 million.

Cash Flows from Investing Activities

We purchased no fixed assets in the six-month period ended June 30, 2021 and a minimal amount of fixed assets in the six-month period ended June 30, 2020, and do not expect any significant capital spending during the next 12 months.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $0.1 million, resulting from the exercise of stock options. There was no net cash provided by or used by financing activities for the six months ended June 30, 2020.

The registration rights agreement entered into between us and the Investor on July 13, 2021, contains a triggering event which would require us to pay to any holder of the Series C Preferred Stock an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such holder for shares of Series C Preferred Stock pursuant to the Purchase Agreement; provided, however, that such partial liquidated damages shall not exceed 24% of the aggregate subscription amounts paid by such holders pursuant to the Purchase Agreement, or $1,977,600. If we fail to pay any partial liquidated damages within seven days after the date payable, we will be required to pay interest on any such amounts at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital and we may not be able to obtain future financing on favorable terms, or at all. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future financial condition. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.

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

Results of Operations

We recorded a net loss of approximately $1.2 million and $2.5 million for the three-month and six-month periods ended June 30, 2021, as compared to a net loss of approximately $1.3 million and $2.5 million for the three-month and six-month periods ended June 30, 2020, respectively.

We recognized no licensing revenue in the six-month periods ended June 30, 2021 and 2020. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
General and administrative expenses	$1,178	$1,284	$2,454	$2,419
Amortization of stock awards	—	87	—	173
Depreciation and amortization	3	8	7	14
	$1,181	$1,379	$2,461	$2,606

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $1.2 million and $2.5 million for the three and six-month periods ended June 30, 2021, respectively, and $1.3 million and $2.4 million, respectively, for the same periods in 2020. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased marginally.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was approximately $4,000 and $9,000 for the three-month and six-month periods ended June 30, 2021, respectively, as compared to $36,000 and $91,000, respectively, for the same periods in 2020.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2021, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report, which was filed with the SEC on March 24, 2021. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Annual Report.

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

CytRx Corporation

Date: August 12, 2021	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 9, 2008).
3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended (previously filed as Exhibit 3.1 to the Company’s Form 10-K on March 13, 2012).
3.2	Certificate of Amendment of Restated Certificate of Incorporation (prreviously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 15, 2012).
3.3	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 1, 2017).
3.5	Certificate of Elimination of Series B Convertible Preferred Stock (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 19, 2019).
3.7	Certificate of the Designations, Powers, Preferences and Rights of Series C 10.00% Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 15, 2021).
3.8	Amended and Restated By-Laws of CytRx Corporation, effective November 12, 2020 (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on November 17, 2020).
4.1	Amended and Restated Rights Agreement, dated as of November 16, 2020, by and between CytRx Corporation and American Stock Transfer & Trust Company, LLC, as rights agent (previously filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 17, 2020).
4.2	Warrant, dated as of July 27, 2017, issued by CytRx Corporation to NantCell, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 1, 2017).
4.3	Form of Preferred Investment Option (previously filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 15, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

