Form 10-Q
period 2021-09-30
CYTRX CORP
filed 2021-11-12
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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
Series B Junior Participating Preferred Stock Purchase Rights

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

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of November 10, 2021: 38,780,038 shares.

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

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,458,053	$10,003,375
Insurance claim receivable	1,075	325,105
Prepaid expenses and other current assets	87,523	1,094,675
Total current assets	16,546,651	11,423,155
Equipment and furnishings, net	29,927	39,758
Other assets	16,836	16,836
Operating lease right-of-use assets	443,617	580,478
Total assets	$17,037,031	$12,060,227
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,167,945	$1,402,054
Accrued expenses and other current liabilities	1,433,334	1,190,910
Current portion of operating lease liabilities	184,761	181,103
Total current liabilities	2,786,040	2,774,067

Operating lease liabilities, net of current portion	276,593	415,200

Total liabilities	3,062,633	3,189,267

Preferred Stock, Series C 10% Convertible, $1,000 par value, 8,240 shares issued and outstanding	4,022,700	—

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 41,666,666 shares authorized; 38,780,038 shares issued and outstanding at September 30, 2021 and 36,480,038 shares issued and outstanding at December 31, 2020	38,780	36,480
Additional paid-in capital	484,790,650	479,561,860
Accumulated deficit	(474,877,732)	(470,727,380)
Total stockholders’ equity	9,951,698	8,870,960
Total liabilities and stockholders’ equity	$17,037,031	$12,060,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
Research and development	—	592,768	—	819,950
General and administrative	1,532,613	2,207,874	3,993,672	4,586,422
	1,532,613	2,800,642	3,993,672	5,406,372

Loss from operations	(1,532,613)	(2,800,342)	(3,993,672)	(5,406,372)

Other income (loss):
Liquidated damages expense	(164,800)	—	(164,800)	—
Interest income	4,383	21,302	13,365	112,016
Other income (loss), net	(2,223)	4,782	(5,245)	5,522

Net loss	$(1,695,253)	$(2,774,558)	$(4,150,352)	$(5,288,834)

Total basic and diluted loss per share	$(0.04)	$(0.08)	$(0.11)	$(0.16)

Basic and diluted weighted-average shares outstanding	38,472,346	35,195,082	37,069,376	34,070,562

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss from operations	$(4,150,352)	$(5,288,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,831	21,524
Stock-based compensation expense	—	260,598
Changes in assets and liabilities:
Insurance claim receivable	324,030	7,628
Prepaid expenses and other current assets	1,007,152	(464,063)
Other assets	—	(9,246)
Amortization of right-of-use asset	136,861	156,279
Accounts payable	(234,109)	1,634,946
Decrease in lease liabilities	(134,949)	(145,609)
Accrued expenses and other current liabilities	242,424	285,145
Net cash used in operating activities	(2,799,112)	(3,541,631)

Cash flows from investing activities:
Purchase of fixed assets	—	(25,902)
Net cash used in investing activities	—	(25,902)

Cash flows from financing activities
Net proceeds from issuance of common stock and investment option	5,153,090	—
Net proceeds from issuance of preferred stock	4,022,700	—
Proceeds from exercise of stock options	78,000	39,000
Net cash from financing activities	9,253,790	39,000

Net increase (decrease) in cash and cash equivalents	6,454,678	(3,528,532)
Cash and cash equivalents at beginning of period	10,003,375	16,130,410
Cash and cash equivalents at end of period	$16,458,053	$12,601,878

Supplemental disclosure of Cash Flow Information:
Recognition of operating lease right-of-use assets and obligations under ASC Topic 842	$—	$715,310

Reclassification of right-of-use asset, from prepaid expenses	$—	$66,271

Insurance claims to offset accounts payable	$—	$613,905

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine-Month Periods Ended September 30, 2021

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2021	36,480,038	$36,480	$479,561,860	$(470,727,380)	$8,870,960
Net loss				(1,279,303)	(1,279,303)
Balance at March 31, 2021	36,480,038	36,480	479,561,860	(472,006,683)	7,591,657

Exercise of stock options	300,000	300	77,700	—	78,000
Net loss				(1,175,796)	(1,175,796)

Balance at June 30, 2021	36,780,038	$36,780	$479,639,560	$(473,182,479)	$6,493,861

Issuance of common stock and preferred investment option	2,000,000	2,000	5,151,090		5,153,090
Net loss				(1,695,253)	(1,695,253)

Balance at September 30, 2021	38,780,038	$38,780	$484,790,650	$(474,877,732)	$9,951,698

For the Three and Nine-Month Periods Ended September 30, 2020

Balance at January 1, 2020	33,637,501	$33,637	$479,197,849	$(464,026,774)	$15,204,712
Issuance of stock options/warrants for compensation and services	—	—	86,662	—	86,662
Net loss				(1,172,786)	(1,172,786)
Balance at March 31, 2020	33,637,501	$33,637	$479,284,511	$(465,199,560)	$14,118,588
Issuance of stock options/restricted stock for compensation and services			86,659		86,659
Net loss				(1,341,490)	(1,341,490)
Balance at June 30, 2020	33,637,501	$33,637	$479,371,170	$(466,541,050)	$12,863,757

Exercise of stock options	2,842,537	2,843	36,157		39,000
Issuance of stock options/restricted stock for compensation and services			87,277		87,277
Net loss				(2,774,558)	(2,774,558)

Balance at September 30, 2020	36,480,038	$36,480	$479,494,604	$(469,315,606)	$10,215,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine-Months Period Ended September 30, 2021 and 2020
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at September 30, 2021 and for the three-month and nine-month periods ended September 30, 2021 and 2020, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2020 have been derived from our audited financial statements as of that date.

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

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents and short-term investments of approximately $16.5 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2021 and the first ten months of 2022 of approximately $6.5 million (unaudited) to fund operating activities. These projected expenditures exclude any payments related to liquidated damages or dividends to be paid on the Preferred Stock (as defined herein). The Company will continue to accrue dividend and liquidated damages payments totaling $0.7 million on a quarterly basis until shareholders approve an increase to the Company’s authorized shares of common stock (see Note 2). These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections.

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

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a (loss) of approximately $(7,400) and ($9,500), respectively, for the three-month and nine-month periods ended September 30, 2021 and a gain of approximately $13,300 and $100, respectively, for the three and nine-month periods ended September 30, 2020, respectively.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding. for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, were as follows:

	As of September 30,
	2021	2020

Options to acquire common stock	2,862,700	3,162,700
Warrants to acquire common stock	4,167	193,196
Convertible preferred stock	9,336,637	—
Investment option	11,363,637	—
	23,657,141	3,355,896

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

2. Financing Under Security Purchase Agreement

On July 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) for aggregate gross proceeds of $10 million and net proceeds of approximately $9.2 million. The transaction closed on July 16, 2021. Under the Purchase Agreement, the Company sold and issued (i) 2 million shares of its common stock at a purchase price of $0.88 per share for total gross proceeds of approximately $1.76 million in a registered direct offering (the “Registered Direct Offering”) and (ii) 8,240 shares of Series C 10.00% Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $8.24 million, in a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “July 2021 Offerings”). The shares of the Preferred Stock are convertible, upon shareholder approval as described below, into an aggregate of up to 9,363,637 shares of common stock at a conversion price of $0.88 per share. Holders of the Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10.00% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the date of issuance. The terms of the Preferred Stock include beneficial ownership limitations that preclude conversion that would result in the Investor owning in excess of 9.99% of the Company’s outstanding shares of common stock. CytRx also issued to the Investor an unregistered preferred investment option (the “Preferred Investment Option”) that allows for the purchase of up to 11,363,637 shares of common stock for additional gross proceeds of approximately $10 million if the Preferred Investment Option is exercised in full. The exercise price for the Preferred Investment Option is $0.88 per share. The Preferred Investment Option has a term equal to five and one-half years commencing upon the Company increasing its authorized common stock following shareholder approval. The Company held a special meeting of stockholders on September 23, 2021 at which time the shareholders did not approve the proposal to increase the Company’s authorized common stock. The Company is committed to holding another meeting in the first quarter of 2022 to obtain approval for this increase in authorized common stock. In the meantime, the Company is liable for liquidated damages in the monthly amount of $164,800, with the first such payment having been made and expensed on September 29, 2021. On October 1, 2021, the Company paid a quarterly 10% dividend to the Investor in the amount of $171,668.

The Company determined that the relative fair value of (i) the 2,000,000 shares of the common stock issued was $859,218, (ii) the relative fair value of the 8,240 shares of Preferred Stock was $4,022,700 , and (iii) the relative fair value of the Preferred Investment Option was $4,293,872 based upon a Black Scholes valuation model. As such, the Company recorded as Additional Paid in Capital the fair value of the common stock and Preferred Investment Option of $5,153,090, and the fair value of the Series C Preferred Stock was $4,022,700 which has been reflected as mezzanine equity due to certain clauses of the Securities Purchase Agreement.

Terms of Series C Preferred Stock

Under the Certificate of the Designations, Powers, Preferences and Rights of Series C 10.00% Convertible Preferred Stock (the “Certificate of Designations”), each share of Series C Preferred Stock will be convertible, subject to the Beneficial Ownership Limitation (as defined below), at either the holder’s option or at the Company’s option (a “Company Initiated Conversion”) at any time following stockholder approval having been obtained to amend our restated certificate of incorporation to increase the number of authorized shares of common stock above 41,666,666 (the “Stockholder Approval”), into common stock at a conversion rate equal to the quotient of (i) the Series C Stated Value of $1,000 (the “Series C Stated Value”) plus, in the case of a Company Initiated Conversion, all accrued and accumulated and unpaid dividends on such share of Series C Preferred Stock, divided by (ii) the initial conversion price of $0.88, subject to specified adjustments for stock splits, stock dividends, reclassifications or other similar events as set forth in the Certificate of Designations.

The Certificate of Designations contains limitations that prevent the holder thereof from acquiring shares of common stock upon conversion that would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”), except that upon notice from the holder to the Company, the holder may increase or decrease the amount of ownership of outstanding shares of common stock after converting the holder’s shares of Series C Preferred Stock, provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of outstanding shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the shares of Series C Preferred Stock held by the holder and provided that any increase in the Beneficial Ownership Limitation shall not be effective until 61 days following notice to the Company

Each holder of shares of Preferred Stock is entitled to receive dividends, commencing from the date of issuance of the Preferred Stock. Such dividends may be paid only when, as and if declared by the Board of Directors of the Company (the “Board”), out of assets legally available therefore, quarterly in arrears on the first day of January, April, July and October in each year, commencing on the date of issuance, at the dividend rate of 10.00% per year. Such dividends are cumulative and continue to accrue on a daily basis whether or not declared and whether or not we have assets legally available therefore.

Under the Certificate of Designations, each share of Series C Preferred Stock carries a liquidation preference equal to the Series C Stated Value plus accrued and unpaid and accumulated dividends thereon.

The holders of the Series C Preferred Stock may vote their shares of Preferred Stock on an as-converted basis, subject to the Beneficial Ownership Limitation (which Beneficial Ownership Limitation shall be calculated on a basis which includes the number of shares of common stock which are issuable upon conversion of the unconverted Series C Stated Value beneficially owned by a holder or any of its affiliates or attribution parties on all matters submitted to the holders of common stock for approval). The Company may not take the following actions without the prior consent of the holders of at least a majority of the Preferred Stock then outstanding: (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designations, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in the Certificate of Designations) senior to, or otherwise pari passu with, the Preferred Stock, (c) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Preferred Stock, (d) increase the number of authorized shares of Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Terms of Preferred Investment Option

The Preferred Investment Option to purchase up to 11,363,637 shares of common stock is exercisable at a price of $0.88 per share. The Preferred Investment Option have a term of five and one-half years from the Authorized Share Increase Date. The holders of the Preferred Investment Option may exercise the Preferred Investment Option on a cashless basis, solely to the extent there is no effective registration statement registering, or the prospectus in such registration statement is not available for the resale of the shares of common stock issuable at the time of exercise. The Company is prohibited from effecting an exercise of any Preferred Investment Option to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise of the Preferred Investment Options by the holder (the “PIO Beneficial Ownership Limitation”), except that upon notice from the holder to the Company, the holder may increase or decrease the amount of ownership of outstanding shares of Common Stock after exercising the holder’s Preferred Investment Option, provided that the PIO Beneficial Ownership Limitation in no event exceeds 9.99% of the number of outstanding shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Preferred Investment Option held by the holder and provided that any increase in the PIO Beneficial Ownership Limitation shall not be effective until 61 days following notice to the Company. The Preferred Investment Option provides for a Black-Scholes payout upon certain fundamental change transactions relating to the Company, as specified therein.

Until the Authorized Share Increase Date, the Company may not issue any shares of common stock upon exercise of the Preferred Investment Option.

Registration Rights Agreement

In connection with the July 2021 Offerings, the Company entered into a registration rights agreement, dated as of July 13, 2021 (the “Registration Rights Agreement”), with the investor named therein, pursuant to which the Company will undertake to file, within five calendar days of the date of the filing of the proxy statement seeking the Stockholder Approval, a resale registration statement to register the shares of common stock issuable upon: (i) the conversion of the Preferred Stock sold in the Private Placement and (ii) the exercise of the Preferred Investment Option (the “Registrable Securities”); and to cause such registration statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event no later than 75 days following the pricing date of this offering, or no later than 105 days following such date in the event of a “full review” by the SEC, and shall use its reasonable best efforts to keep such registration statement continuously effective under the Securities Act until the date that all Registrable Securities covered by such registration statement have been sold or are otherwise able to be sold pursuant to Rule 144. The Registration Rights Agreement provides for liquidated damages to the extent that the Company does not file or maintain a registration statement in accordance with the terms thereof. The registration rights agreement entered into between us and the Investor on July 13, 2021, contains a triggering event which would require us to pay to any holder of the Preferred Stock an amount in cash, as partial liquidated damages and not as a penalty, on a monthly basis equal to the product of 2.0% multipled by the aggregate subscription amount paid by such holder for shares of Preferred Stock pursuant to the Purchase Agreement; provided, however, that such partial liquidated damages shall not exceed 24% of the aggregate subscription amounts paid by such holders pursuant to the Purchase Agreement, or $1,977,600. If we fail to pay any partial liquidated damages within seven days after the date payable, we will be required to pay interest on any such amounts at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

3. Leases

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

As of September 30, 2021, the balance of right-of-use assets was approximately $444,000, and the balance of total lease liabilities was approximately $461,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of September 30, 2021 are as follows:

Operating Lease Payments

October 2021 – September 2022	$198,385
October 2022 – September 2023	199,263
October 2023 – March 2024	84,261
Total future minimum lease payments	481,909

Less: present value adjustment	20,555
Operating lease liabilities at September 30, 2021	461,354
Less: current portion of operating lease liabilities	184,761
Operating lease liabilities, net of current portion	$276,593

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended September 30, 2021
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$149,197

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended September 30, 2021	$141,900

Weighted average remaining lease term – operating leases (in years)	2.4

Average discount rate	3.6%

4. Stock Based Compensation

The Company has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of September 30, 2021, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan under which 5.4 million shares of common stock are reserved for issuance. As of September 30, 2021, there were 0.6 million shares subject to outstanding stock options. This Plan expires on November 14, 2029.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and warrants included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative — employee	—	$87,277	—	$260,598
Total employee stock-based compensation	$—	$87,277	$—	$260,598

Stock Options

There were no options granted in either of the periods ended September 30, 2021 and September 30, 2020.

Presented below is our stock option activity:

	Nine Months Ended September 30, 2021
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2021	2,801,270	365,000	3,166,270	$7.43
Exercised	(300,000)	—	(300,000)	$0.26
Forfeited or expired	(3,570)	—	(3,570)	$30.24
Outstanding at September 30, 2021	2,497,700	365,000	2,862,700	$8.15
Exercisable at September 30, 2021	2,497,700	365,000	2,862,700	$8.15

The following table summarizes significant ranges of outstanding stock options under our plans at September 30, 2021:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	550,000	8.21	$0.26	550,000	8.21	$0.26
$1.01 – $3.00	1,050,673	5.86	$2.04	1,050,673	5.86	$2.04
$3.01 – $15.00	852,360	3.22	$12.56	852,360	3.22	$12.56
$15.01 –$42.42	409,667	2.37	$25.24	409,667	2.37	$25.24
	2,862,700	5.02	$3.32	2,862,700	5.02	$3.32

During the three and nine-month periods ended September 30, 2021, the Company recorded no stock compensation costs as all options had previously vested, as compared to $30,392 and $91,179, respectively, for the three and nine-month periods ended September 30, 2020. As of September 30, 2021, there was no unrecognized compensation expense related to unvested stock options.

During the nine months ended September 30, 2021, options to acquire 300,000 shares of common stock were exercised resulting in net proceeds of $78,000.

The aggregate intrinsic value of the outstanding options and options vested as of September 30, 2021 was $0.2 million.

Stock Warrants

At December 31, 2020, the Company had 193,196 warrants outstanding at a weighted average price of $8.60. During 2021, 189,029 warrants expired, and as such, there were 4,167 remaining warrants outstanding as of September 30, 2021 at a weighted average exercise price of $10.44. At September 30, 2021, the 4,167 warrants outstanding had no intrinsic value.

Restricted Stock

In December 2017, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $679,000. In December 2016, the Company granted to Steven Kriegsman, Chief Executive Officer, 387,597 shares of restricted common stock, pursuant to the 2008 Plan. This restricted stock vests in equal annual instalments over three years. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $1,000,000. The Company recorded an employee stock-based compensation expense for restricted stock of $56,885 and $169,419 respectively, for the three and nine-month periods ended September 30, 2020. All shares had fully vested as of December 31, 2020. No restricted stock was granted in 2021 nor 2020.

5. Stockholder Protection Rights Plan

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

6. Income Taxes

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

As of September 30, 2021 and December 31, 2020, no amounts were due under the above agreements.

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

In addition to STS, ImmunityBio has expanded aldoxorubicin’s use by combining it with immunotherapies and cell-based treatments and is currently in late-stage clinical development in advanced and metastatic pancreatic cancer, and in glioblastoma. ImmunityBio has initiated a phase 2 registrational-intent study in metastatic pancreatic cancer and has announced that the enrollment of Cohort C, which includes Aldoxorubicin and patients who have previously failed two lines of standard-of-care therapy, has now completed enrollment and that the majority of participants in the study to date remain on therapy and 90% (43/48) of the evaluable patients have exceeded the approximately two-month historical survival rate. Of the 48 evaluable patients, 23 (48%) had extremely advanced disease upon enrollment (i.e. had progressed after three to six prior lines of therapy) and, of these patients, 20 out of 23 (87%) have exceeded historical survival rates. An early readout of survival data is expected in the first quarter of 2022.

Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million (USD) in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. As a result of Orphazyme’s disclosure that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, the maximum amount that CytRx has the right to receive is now approximately $100 million; however, there can be no assurance that said amount will be realized. Orphazyme is testing arimoclomol in Niemann-Pick disease Type C (NPC) and Gaucher disease. Orphazyme has highlighted positive Phase 2/3 clinical trial data in patients with NPC and had submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (the “FDA”). On June 18, 2021, Orphazyme announced it had received a Complete Response Letter from the FDA. In late October, 2021, Orphazyme announced it recently held a Type A meeting with the FDA where the FDA recommended that Orphazyme submit additional data, information and analyses to address certain topics in the Complete Response Letter and engage in further interactions with the FDA to identify a pathway to resubmission. The FDA concurred with Orphazyme’s proposal to remove the cognition domain from the NPC Clinical Severity Scale (“NPCCSS”) endpoint, with the result that the primary endpoint is permitted to be recalculated using the 4- domain NPCCSS, subject to the submission of additional requested information which Orphazyme intends to provide. To bolster the confirmatory evidence already submitted, the FDA affirmed that it would require additional in vivo or pharmacodynamic (PD)/pharmacokinetic (PK) data; Orphazyme is considering the optimal path forward to address the FDA’s requests. Orphazyme has also submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) and expects to hear a response in the first quarter of 2022; it has established an Early Access Program in the United States as well as other select European countries. Orphazyme has also received FDA Breakthrough Therapy Designation for arimoclomol for NPC. Orphayzme recently announced its intention that arimoclomol will be marketed globally under the tradename MIPLYFFA™. CytRx would be entitled to a milestone payment of $4 million upon EMA approval and $2 million upon approval in Japan, along with royalties and potential additional milestone payments. There can be no assurance that Orphazyme will achieve such approvals.

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

At September 30, 2021, we had cash and cash equivalents and short-term investments of approximately $16.5 million. Management believes that our current cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for the remainder of 2021 and the first ten months of 2022 of approximately $4.9 million (unaudited) to fund operating activities. These projected expenditures exclude any payments related to possible liquidated damages or dividends to be paid on the Preferred Stock (as defined below). These projected expenditures and payments are also based upon numerous other assumptions and subject to many uncertainties, and our actual expenditures may be significantly different from these projections. While these projections represent our current expected expenditures, CytRx has the ability to reduce the amounts and alter the timing of certain expenditures as needed to manage its liquidity needs while still advancing its corporate objectives. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. CytRx cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may have to liquidate some or all of our assets or delay or reduce the scope of or eliminate some portion or all of our development programs.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $2.8 million, which was primarily the result of a net loss from operations of $4.2 million, offset by $1.4 million in net cash inflows associated with changes in assets and liabilities. The net cash inflows associated with changes in assets and liabilities were primarily due to increases of $1.0 million of prepaid expenses and other current assets, $0.3 million of insurance claim receivable, $0.2 million of accrued expenses and other current liabilities and $0.1 million of amortization of right-of-use asset, offset by reductions of $0.2 million of accounts payable and $0.1 million of decrease in lease liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020 was $3.5 million, which was primarily the result of a net loss from operations of $5.3 million, offset by $1.5 million of adjustments associated with changes in assets and liabilities. The net cash inflows associated with changes in assets and liabilities were primarily due to increases of $1.6 million in accounts payable, $0.3 million in accrued expenses and other current liabilities and $0.2 million of amortization of right-of-use asset, offset by reductions of $0.5 million of prepaid expenses and other current assets and $0.1 million of decrease in lease liabilities.

Cash Flows from Investing Activities

We purchased no fixed assets in the nine-month period ended September 30, 2021 and a minimal amount of fixed assets in the nine-month period ended September 30, 2020, and do not expect any significant capital spending during the next 12 months.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $9.3 million, $9.2 million of which is related to the sale of our common stock, Series C 10% Convertible Preferred Stock and preferred investment options described in Note 2 of our unaudited financial statements contained in this Quarterly Report and $0.1 million from the exercise of stock options. In the nine months ended September 30, 2020, stock options were exercised, resulting in a cash infusion of $39,000.

The registration rights agreement entered into between us and the Investor on July 13, 2021, contains a triggering event which would require us to pay to any holder of the Preferred Stock an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such holder for shares of Series C Preferred Stock pursuant to the Purchase Agreement; provided, however, that such partial liquidated damages shall not exceed 24% of the aggregate subscription amounts paid by such holders pursuant to the Purchase Agreement or $1,977,600. If we fail to pay any partial liquidated damages within seven days after the date payable, we will be required to pay interest on any such amounts at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Results of Operations

We recorded a net loss of approximately $1.7 million and $4.1 million for the three-month and nine-month periods ended September 30, 2021, as compared to a net loss of approximately $2.8 million and $5.3 million for the three-month and nine-month periods ended September 30, 2020, respectively.

We recognized no licensing revenue in the nine-month periods ended September 30, 2021 and 2020. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
General and administrative expenses	$1,530	$2,113	$3,984	$4,303
Amortization of stock awards	—	87	—	261
Depreciation and amortization	3	8	10	22
	$1,533	$2,208	$3,994	$4,586

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $1.5 million and $4.0 million for the three and nine-month periods ended September 30, 2021, respectively, and $2.2 million and $4.6 million, respectively, for the same periods in 2020. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased marginally.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest and Liquidated Damages Expense

Liquidated damages of $164,800 related to the Securities Purchase Agreement signed in July 2021 was paid in the three-month and nine-month period ended September 30, 2021. There were no such expenses in the comparative 2020 periods.

Interest Income

Interest income was approximately $4,400 and $13,400 for the three-month and nine-month periods ended September 30, 2021, respectively, as compared to $21,300 and $112,000, respectively, for the same periods in 2020.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2021, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report, which was filed with the SEC on March 24, 2021 (as amended on July 13, 2021). The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Annual Report.

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

CytRx Corporation

Date: November 12, 2021	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 9, 2008).
3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended (previously filed as Exhibit 3.1 to the Company’s Form 10-K on March 13, 2012).
3.2	Certificate of Amendment of Restated Certificate of Incorporation (prreviously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 15, 2012).
3.3	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 1, 2017).
3.5	Certificate of Elimination of Series B Convertible Preferred Stock (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 19, 2019).
3.7	Certificate of the Designations, Powers, Preferences and Rights of Series C 10.00% Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 15, 2021).
3.8	Amended and Restated By-Laws of CytRx Corporation, effective November 12, 2020 (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on November 17, 2020).
4.1	Amended and Restated Rights Agreement, dated as of November 16, 2020, by and between CytRx Corporation and American Stock Transfer & Trust Company, LLC, as rights agent (previously filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 17, 2020).
4.2	Warrant, dated as of July 27, 2017, issued by CytRx Corporation to NantCell, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 1, 2017).
4.3	Form of Preferred Investment Option (previously filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 15, 2021).
10.1	Form of Securities Purchase Agreement, dated as of July 13, 2021, by and between the Company and the purchaser thereto (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 15, 2021).
10.2	Form of Registration Rights Agreement, dated as of July 13, 2021, by and between the Company and the purchaser thereto (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 15, 2021).
10.3	Amendment No. 1 to the Cooperation Agreement, dated September 2, 2021, by and between CytRx Corporation and Jerald A. Hammann (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 9, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

