Form 10-Q
period 2022-03-31
CYTRX CORP
filed 2022-05-12
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

The number of outstanding shares of the Registrant’s common stock as of May 12, 2022 was 43,483,261.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Note Regarding Company References

References throughout this Quarterly Report on Form 10-Q, the “Company”, “CytRx”, “we”, “us”, and “our”, except where the context requires otherwise, refer to CytRx Corporation and its subsidiary.

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,077,732	$6,769,603
Insurance claim receivable	200,000	200,000
Prepaid expenses and other current assets	897,758	1,310,382
Total current assets	6,175,490	8,279,985
Equipment and furnishings, net	29,819	32,784
Other assets	7,703	16,836
Operating lease right-of-use assets	351,309	397,172
Total assets	$6,564,321	$8,726,777
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,627,385	$1,470,652
Accrued expenses and other current liabilities	1,291,035	2,064,506
Current portion of operating lease liabilities	181,999	198,819
Total current liabilities	3,100,419	3,733,977

Operating lease liabilities, net of current portion	186,092	216,381

Preferred Stock, Series C 10% Convertible, $1,000 par value, 4,120 and 8,240 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,011,352	4,022,700

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 43,483,261 and 38,780,038 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	43,483	38,780
Additional paid-in capital	486,800,597	484,790,650
Accumulated deficit	(485,577,622)	(484,075,711)
Total stockholders’ equity	1,266,458	753,719
Total liabilities and stockholders’ equity	$6,564,321	$8,726,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
License revenue	$—	$—

Expenses:
General and administrative	1,294,607	1,279,848

Loss from operations	(1,294,607)	(1,279,848)

Other income (expense):
Interest income	852	4,836
Other (expense), net	(2,156)	(4,291)

Net loss	$(1,295,911)	$(1,279,303)

Dividends paid on preferred stock	(206,000)	—

Net loss attributable to common stockholders	$(1,501,911)	$(1,279,303)
Total basic and diluted loss per share	$(0.04)	$(0.04)

Basic and diluted weighted-average shares outstanding	39,008,810	36,480,038

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss from operations	$(1,295,911)	$(1,279,303)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	3,732	3,303
Stock-based compensation expense	3,299	—
Changes in assets and liabilities:
Insurance claim Receivable	—	325,105
Prepaid expenses and other current assets	412,624	384,202
Other assets	9,133	—
Amortization of right-of-use asset	45,866	45,215
Accounts payable	156,732	(183,898)
Decrease in lease liabilities	(47,109)	(43,884)
Accrued expenses and other current liabilities	(773,471)	68,414
Net cash used in operating activities	(1,485,105)	(680,846)

Cash flows from investing activities:
Purchase of fixed assets	(766)	—
Net cash used in investing activities	(766)	—

Cash flows from financing activities
Preferred stock dividend	(206,000)	—
Net cash used in financing activities	(206,000)	—

Net decrease in cash and cash equivalents	(1,691,871)	(680,846)
Cash and cash equivalents at beginning of period	6,769,603	10,003,375
Cash and cash equivalents at end of period	$5,077,732	$9,322,529

Supplemental disclosure of Cash Flow Information:

Conversion of Series C Preferred Stock to Common Stock	$2,011,351	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Month Period Ended March 31, 2022

	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2022	—	38,780,038	$38,780	$484,790,650	$(484,075,711)	$753,719
Exercise of stock options		21,404	21	(21)		—
Conversion of preferred shares		4,681,819	4,682	2,006,609		2,011,351
Preferred dividend					(206,000)	(206,000)
Issuance of restricted stock for compensation				3,299		3,299
Net loss					(1,295,911)	(1,295,911)
Balance at March 31, 2022	—	43,483,261	$43,483	$486,800,597	$(485,577,622)	$1,266,458

	For the Three Month Period Ended March 31, 2021

	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2021	—	36,480,038	$36,480	$479,561,860	$(470,727,380)	$8,870,960
Net loss					(1,279,303)	(1,279,303)
Balance at March 31, 2021	—	36,480,038	$36,480	$479,561,860	$(472,006,683)	$7,591,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Months Period Ended March 31, 2022 and 2021

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2021 have been derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2021.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the quarter ended March 31, 2022, the Company incurred a net loss of $1,295,911, utilized cash in operations of $1,485,105, and had an accumulated deficit of $485,577,622 as of March 31, 2022. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2022, we had cash and cash equivalents and short-term investments of approximately $5.1 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). We recognized a loss of approximately ($5,304) and ($13,070), respectively, for the three-month periods ended March 31, 2022 and 2021.

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

	As of March 31,
	2022	2021

Options to acquire common stock	2,777,829	3,166,270
Warrants to acquire common stock	4,167	4,167
Series C Convertible preferred stock	4,681,818	—
Investment option	11,363,637	—
	18,827,451	3,170,437

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

The Company accounted for these transactions as a single transaction for accounting purposes and allocated total proceeds to the respective instruments based upon the relative fair value of each instrument. The Company determined that the relative fair value of (i) the 2,000,000 shares of the common stock issued was $859,218, (ii) the relative fair value of the 8,240 shares of Preferred Stock was $4,022,700, and (iii) the relative fair value of the Preferred Investment Option was $4,293,872 based upon a Black Scholes valuation model. As such, the Company recorded as Additional Paid in Capital the fair value of the common stock and Preferred Investment Option of $5,153,090, and the fair value of the Series C Preferred Stock was $4,022,700 which was reflected as mezzanine equity due to certain clauses of the Securities Purchase Agreement.

On October 1, 2021, the Company paid a quarterly 10% dividend to the Investor in the amount of $171,668 and on January 1, 2022, the Company paid a quarterly dividend of $206,000.

On March 15, 2022, at a special meeting of its stockholders which was originally opened and subsequently adjourned on September 23, 2021, the Company’s stockholders, by an affirmative vote of the majority of the Company’s outstanding shares of capital stock, approved the amendment to the Company’s Restated Certificate of Incorporation to effect an increase in the number of shares of authorized common stock, par value $0.001 per share, from 41,666,666 shares to 62,393,940 shares, and to make a corresponding change to the number of authorized shares of capital stock in order to comply with the Company’s contractual obligations under the Purchase Agreement.

On March 28, 2022, the Investor converted 4,120 shares of the Series C Preferred Stock in accordance with the initial terms of the agreement and received 4,681,819 common shares.

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

During the year ended December 31, 2021, the Company did not have enough shares of authorized common stock to issue the shares of common stock issuable upon the exercise or conversion of the Registrable Securities, as applicable. For the year ended December 31, 2021, the Company attempted, but was unsuccessful, to obtain its stockholders’ approval for the increase in its shares of authorized common stock at a special meeting that was originally opened and subsequently adjourned on September 23, 2021, and accordingly, the Company was unable to meet its registration rights obligation as of December 31, 2021. As such, the Company recognized an aggregate of approximately $1.1 million in liquidated damages during the year ended December 31, 2021, of which includes a provision of $615,123 as an accrual for estimated damages until stockholders’ approval is achieved and the registration statement registering the shares of common stock issuable upon the exercise or conversion, as applicable, of the Registrable Securities is filed. On March 15, 2022, the Company received its stockholders’ approval to increase its authorized shares and filed a certificate of amendment to its Certificate of Incorporation to increase the number of authorized shares from 41,666,666 shares to 63,227,273 shares on the same date. The Company filed its registration statement registering the shares underlying the Registrable Securities on March 23, 2022 and has provided for liquidated damages through that date. The registration statement was declared effective on March 28, 2022.

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

As of March 31, 2022, the balance of right-of-use assets was approximately $ 351,000, and the balance of total lease liabilities was approximately $368,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of March 31, 2022 are as follows:

Operating Lease Payments

April 2022 – March 2023	$194,308
April 2023 – March 2024	186,908
Total future minimum lease payments	381,216

Less: present value adjustment	13,125
Operating lease liabilities at March 31, 2022	368,091
Less: current portion of operating lease liabilities	181,999
Operating lease liabilities, net of current portion	$186,092%

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended March 31, 2022
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$50,616

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended March 31, 2022	$46,862

Weighted average remaining lease term – operating leases (in years)	1.9

Average discount rate	3.6%

4. Stock Based Compensation

The Company has a 2008 Stock Incentive Plan (the “2008 Plan”) under which 5 million shares of common stock are reserved for issuance. As of March 31, 2022, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. The 2008 Plan expired on November 20, 2018 and thus no further shares are available for future grant under the 2008 Plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan (the “2019 Plan”) under which 5.4 million shares of common stock are reserved for issuance. As of March 31, 2022, there were 0.5 million shares subject to outstanding stock options. The 2019 Plan expires on November 14, 2029.

There were no options granted in either the periods ended March 31, 2022 and March 31, 2021.

Presented below is our stock option activity:

	Three- Months Ended March 31, 2022
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2022	2,462,829	365,000	2,827,829	$8.09
Exercised	(50,000)	—	(50,000)	$0.26
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2022	2,412,829	365,000	2,777,829	$8.23
Exercisable at March 31, 2022	2,412,829	365,000	2,777,829	$8.23

The following table summarizes significant ranges of outstanding stock options under our plans at March 31, 2022:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	500,000	7.71	$0.26	500,000	7.71	$0.26
$1.01 – $3.00	1,050,673	5.36	$2.04	1,050,673	5.36	$2.04
$3.01 – $15.00	817,482	2.85	$12.54	817,482	2.85	$12.54
$15.01 –$42.42	409,675	1.87	$25.24	409,675	1.87	$25.24
	2,777,830	4.53	$8.23	2,777,830	4.53	$8.23

The Company recognized no stock compensation cost in either periods ended March 31, 2022 or March 31, 2021 as all options had previously vested. At March 31, 2022, there was no unrecognized compensation expense related to unvested stock options.

The aggregate intrinsic value of the outstanding options and options vested as of March 31, 2022 was $45,000.

At March 31, 2022 and December 31, 2021, the Company had 4,167 warrants outstanding at a weighted average exercise price of $10.44. At March 31, 2022, the 4,167 warrants outstanding had no intrinsic value.

Restricted Stock

On December 15, 2021, the Company granted to Jennifer Simpson, who serves on our Board of Directors, 25,000 shares of restricted common stock, pursuant to the 2019 Plan. This restricted stock vests on the first anniversary of the date of the grant. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $11,200 and recognized stock xcompensation expense was $3,299. As of March 31, 2022, there is approximately $7,900 of unamortized stock compensation that will be amortized through December 2022.

5. Stockholder Protection Rights Plan

On December 13, 2019, the Board of Directors of the Company, authorized and declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share . The dividend was paid to the stockholders of record at the close of business on December 23, 2019. Each Right entitled the registered holder, subject to the terms of the Original Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a price of $5.00 (the “Purchase Price”), subject to certain adjustments. The description and terms of the Rights were set forth in the Rights Agreement, dated as of December 13, 2019 (the “Original Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agent”).

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

Each share of Series B Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) an amount equal to 1,000 times the dividend declared per share of Common Stock. Each share of Series B Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of Common Stock are converted or exchanged, each share of Series B Preferred Stock will be entitled to receive 1,000 times the amount received per one share of Common Stock.

The Purchase Price payable, and the number of shares of Series B Preferred Stock or other securities or property issuable, upon exercise of the Rights are each subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Series B Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock or convertible securities at less than the then-current market price of the Series B Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Series B Preferred Stock) or of subscription rights or warrants (other than those referred to above). The number of outstanding Rights and the number of one one-thousandths of a share of Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, reverse stock split, stock dividends and other similar transactions involving the Common Stock.

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

With certain exceptions, no adjustment in the Purchase Price will be required unless such adjustment would require an increase or decrease of at least one percent (1%) in the Purchase Price. No fractional shares of Preferred Stock will be issued (other than fractions which are integral multiples of one one-thousandth of a share of Series B Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Series B Preferred Stock on the trading day immediately prior to the date of exercise.

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

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. As the situation with COVID-19 continues to evolve, the companies which are working to further develop and commercialize our products, ImmunityBio and Orphazyme, could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic. Among other things, the active and planned clinical trials by ImmunityBio and Orphazyme and their regulatory approvals, if any, may be delayed or interrupted, which could delay or adversely affect the Company’s potential receipt of milestone and royalty payments within the disclosed time periods and increase expected costs. As of the date of this filing, senior management and administrative staff are working remotely.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CytRx Corporation (“CytRx”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus has been on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel linker technologies to enhance the accumulation and release of cytotoxic anti-cancer agents at the tumor. During 2017, CytRx’s discovery laboratory, located in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies, in several different cancer models, stability, and manufacturing feasibility. In addition, a novel albumin companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates,.

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

On March 9, 2022, Centurion merged with and into CytRx, with CytRx absorbing all of Centurion’s assets and continuing after the merger as the surviving entity (the “Merger”). The Merger was implemented through an agreement and plan of merger pursuant to Section 253 of the General Corporation Law of the State of Delaware and did not require approval from either the Company or Centurion’s stockholders. The Certificate of Ownership merging Centurion into CytRx was filed with the Secretary of State of Delaware on March 9, 2022.

The LADR Technology Offers the Opportunity for Multiple Pipeline Drugs

The Company’s LADR™ (Linker Activated Drug Release) technology platform consists of an organic backbone that is attached to a chemotoxic agent. The purpose of the LADR backbone is to first target and deliver the chemotoxic agent to the tumor environment, and then releases the chemotoxic agent within the tumor. By delivering, concentrating, and releasing the chemotoxic agent within the tumor, one expects to reduce the off-target side-effects of the chemotherapeutic, which in turn allows for several-fold higher dosing of the chemotherapeutic to the patient. Being small organic molecules, we expect LADR-based drugs to offer the benefits of targeting the tumor without the complexity, side effects, and expense inherent in macromolecules such as antibodies and nanoparticles.

CytRx’s LADR development efforts are focused on two classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, LADR7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the auristatin and maytansinoid drug classes. Auristatin and maytansinoid are highly potent toxins, and require a targeting antibody (antibody drug conjugate, or ADC) for successful administration to humans, as is the case for the FDA-approved drugs Adcetris (auristatin ADC by Seagen) and Kadcyla (maytansine ADC by Genentech). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects.

CytRx’s postulated mechanism of action for LADR-based drugs is as follows:

●	after administration, the LADR-portion of the drug forms a rapid and specific covalent bond to the cysteine-34 position of circulating albumin;

●	circulating albumin preferentially accumulates in tumors due to a mechanism called “Enhanced Permeability and Retention”, which results in lower exposure to the drug in noncancerous tissues of the heart, liver, and other organs;

●	once localized at the tumor, the acid-sensitive linker of the LADR backbone is cleaved due to the lower pH within the tumor and within the tumor microenvironment; and

●	free active drug is then released within the tumor.

CytRx’s novel companion diagnostic, ACDx™ (albumin companion diagnostic), was developed to identify patients with cancer who are most likely to benefit from treatment with the four LADR lead assets.

The first LADR-based drug is called Aldoxorubicin. Aldoxorubicin is the well-known drug doxorubicin attached to the LADR backbone. Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR in that far greater amounts of the doxorubicin can be safely administered to patients when attached to LADR than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio, and is currently in a Phase 2 registrational intent trial for pancreatic cancer. Aldoxorubicin is expected to enter a Phase 1 trial for glioblastoma in 2022 or 2023.

The next generation LADR drugs are termed LADR7, 8, 9, and 10. A great deal of Investigational New Drug (“IND”) enabling work has already been accomplished on LADR7-10, including in-silico modeling, in-vitro efficacy testing in several different cancer models, in-vivo dosing, safety, and efficacy testing in several different cancer models in animals. We have also developed and proven manufacturability, an important step prior to beginning human clinical trials.

The LADR backbone and drugs that employ LADR are protected by domestic and international patents, and additional patents are pending.

In April 2022, the Company partnered with cancer development expert Dr. Gilad Gordon to establish a clear plan to IND for these LADR-based drugs, and plans to accelerate the final steps necessary to secure approval from the FDA for first-in-human of our next generation of LADR drugs.

Partnering of Aldoxorubicin

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

ImmunityBio has initiated a Phase 2, randomized, three-cohort, open-label registrational-intent study for first-line and second-line treatment of locally advanced or metastatic pancreatic cancer, which combines aldoxorubicin with other therapeutic modalities. On October 13, 2021, ImmunityBio announced that the trial’s Cohort C was fully enrolled. In January 2022 at the ASCO Gastrointestinal Cancer Symposium, they reported that 27% of third-line or greater patients (17/63) remain on study and that the median overall survival in this highly advanced group of patients (who failed two to six prior lines of treatment) is 5.8 months (95% CI: 3.9, 6.9 months) exceeding the approximately three-month historical median overall survival. Of the 63 patients, 30 (48%) had progressed after two prior lines of therapy. Median overall survival in this group was 6.3 months (95% CI: 5.0, 9.8 months), more than doubling the historical overall survival. (Survival of three months as reported by Manax et al ASCO GI 2019). In Cohort C, four patients (7%) experienced treatment-related SAEs that included peripheral edema, pyrexia, anemia and atrial flutter. No treatment-related deaths were reported. Based on the strength of earlier data and the significant unmet medical need, ImmunityBio submitted an amendment to the U.S. Food and Drug Administration (the “FDA”) to increase enrollment in Cohort C and plans to meet with the FDA in 2022 to discuss a potential path for the approval of combination therapies for pancreatic cancer.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the FDA for the treatment of soft tissue sarcomas (STS). ODD provides several benefits, including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS, which confers ten years of market exclusivity, among other benefits.

ImmunityBio also lists ongoing clinical studies in head and neck cancer and has submitted a protocol with the FDA for glioblastoma; it is currently reviewing its options in STS.

Molecular Chaperone Assets (Orphayzme)

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol. As a result of Orphazyme’s disclosure that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, the maximum amount that CytRx has the right to receive is now approximately $100 million. Orphazyme is testing arimoclomol in Niemann-Pick disease Type C (“NPC”) and Gaucher disease. Orphazyme highlighted positive Phase 2/3 clinical trial data in patients with NPC and previously submitted a New Drug Application (“NDA”) with the FDA. On June 18, 2021, Orphazyme announced it had received a Complete Response Letter from the FDA indicating the need for additional data. In late October 2021, Orphazyme announced it held a Type A meeting with the FDA, at which the FDA recommended that Orphazyme submit additional data, information and analyses to address certain topics in the Complete Response Letter and engage in further interactions with the FDA to identify a pathway to resubmission. The FDA concurred with Orphazyme’s proposal to remove the cognition domain from the NPC Clinical Severity Scale (“NPCCSS”) endpoint, with the result that the primary endpoint is permitted to be recalculated using the 4- domain NPCCSS, subject to the submission of additional requested information which Orphazyme has publicly indicated that it intends to provide. To bolster the confirmatory evidence already submitted, the FDA affirmed that it would require additional in vivo or pharmacodynamic (PD)/pharmacokinetic (PK) data. Orphazyme is planning to request a Type C Meeting with the FDA in the second quarter of 2022. Subject to discussions with the regulatory body, Orphazyme has publicly indicated that it plans to resubmit the NDA for arimoclomol in the second half of 2022.

Orphazyme had also submitted a Marketing Authorization Application (“MAA”) with the European Medicines Agency (the “EMA”). In February 2022, Orphazyme announced that although they had received positive feedback from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, they were notified by the CHMP of a negative trend vote on the MAA for arimoclomol for NPC following an oral explanation. In March 2022 Orphazyme removed its application with the EMA. Orphazyme has publicly indicated that it will assess its strategic options and provide an update to the market at the applicable time.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Liquidity and Capital Resources

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the quarter ended March 31, 2022, the Company incurred a net loss of $1,295,911, utilized cash in operations of $1,485,105, and had an accumulated deficit of $485,577,622 as of March 31, 2022. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2022, we had cash and cash equivalents and short-term investments of approximately $5.1 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

We recorded a net loss in the three-month period ended March 31, 2022 of $1.3 million as compared to a net loss in the comparative 2021 period of $1.2 million, or an increase of $0.1 million.

We purchased minimal fixed assets in the period ended March 31, 2022 and no fixed assets in the period ended March 31, 2021 and do not expect any significant capital spending during the next 12 months.

We paid a dividend on the preferred shares of $206,000 in the period ended March 31, 2022. There were no financing transactions in the three month-period ended March 31, 2021.

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

Results of Operations

We recorded a net loss of approximately $1.3 million for the three-month period ended March 31, 2022, as compared to a net loss for the three-month period ended March 31, 2021 of $1.3 million.

We recognized no licensing revenue in the three-month periods ended March 31, 2022 and 2021. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2022	2021
	(In thousands)
General and administrative expenses	$1,288	$1,277
Employee stock, and stock option expense	3	—
Depreciation and amortization	4	3
	$1,295	$1,280

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock option expense, non-cash expenses and depreciation and amortization, were $1.3 million for the three-month period ended March 31, 2022, and $1.3 million for the same period in 2021.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income and Expense

Interest income was approximately $1,000 for the three-month period ended March 31, 2022 as compared to approximately $5,000 for the same period in 2021.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2022, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the SEC on March 23, 2022. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Mine Safety Disclosure

None.

Item 5. — Other Information

None.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: May 12, 2022	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, dated January 3, 2022, by and between CytRx Corporation and Dr. Stephen Snowdy (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022).

10.2	General Release and Separation Agreement, dated January 3, 2022, by and between CytRx Corporation and Steven A. Kriegsman (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

