Form 10-Q
period 2022-06-30
CYTRX CORP
filed 2022-08-11
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of CytRx Corporation common stock, $0.001 par value, outstanding as of August 11, 2022: 45,037,391 shares.

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

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CYTRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,111,845	$6,769,603
Insurance claim receivable	100,000	200,000
Prepaid expenses and other current assets	479,054	1,310,382
Total current assets	4,690,899	8,279,985
Equipment and furnishings, net	26,061	32,784
Other assets	7,703	16,836
Operating lease right-of-use assets	306,871	397,172
Total assets	$5,031,534	$8,726,777
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,210,369	$1,470,652
Accrued expenses and other current liabilities	1,214,563	2,064,506
Current portion of operating lease liabilities	132,940	198,819
Total current liabilities	2,557,872	3,733,977

Operating lease liabilities, net of current portion	189,390	216,381

Preferred Stock, Series C 10% Convertible, $1,000 par value, 2,752 and 8,240 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,343,684	4,022,700

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 45,037,391 and 38,780,038 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	45,037	38,780
Additional paid-in capital	487,469,516	484,790,650
Accumulated deficit	(486,573,965)	(484,075,711)
Total stockholders’ equity	940,588	753,719
Total liabilities and stockholders’ equity	$5,031,534	$8,726,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
General and administrative	1,148,037	1,181,211	2,442,754	2,461,059

Loss from operations	(1,148,037)	(1,181,211)	(2,442,754)	(2,461,059)

Other income (loss):
Interest income	1,002	4,146	1,855	8,982
Forgiveness of accounts payable	353,565	—	353,565	—
Other income (loss), net	(306)	1,269	(2,353)	(3,022)

Net loss	$(793,776)	$(1,175,796)	$(2,089,687)	$(2,455,099)

Dividends paid on preferred shares	(202,567)	—	(408,567)	—

Net loss attributable to common stockholders	$(996,343)	$(1,175,796)	$(2,498,254)	$(2,455,099)

Total basic and diluted loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.07)

Basic and diluted weighted-average shares outstanding	44,320,100	36,549,269	41,679,126	36,515,038

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss from operations	$(2,089,687)	$(2,455,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,490	6,587
Stock-based compensation expense	6,104	—
Changes in assets and liabilities:
Insurance claim receivable	100,000	325,105
Prepaid expenses and other current assets	831,328	768,352
Other assets	9,133	—
Amortization of right-of-use asset	90,301	90,833
Accounts payable	(260,285)	(439,056)
Decrease in lease liabilities	(92,870)	(89,211)
Accrued expenses and other current liabilities	(849,939)	145,950
Net cash used in operating activities	(2,248,425)	(1,646,539)

Cash flows from investing activities:
Purchase of fixed assets	(766)	—
Net cash used in investing activities	(766)	—

Cash flows from financing activities
Preferred stock dividend	(408,567)	—
Proceeds from exercise of stock options	—	78,000
Net cash provided by (used in) financing activities	(408,567	78,000

Net decrease in cash and cash equivalents	(2,657,758)	(1,568,539)
Cash and cash equivalents at beginning of period	6,769,603	10,003,375
Cash and cash equivalents at end of period	$4,111,845	$8,434,836

Supplemental disclosure of Cash Flow Information:

Conversion of Series C Preferred Stock to Common Stock	$2,679,019	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Six Month Period Ended June 30, 2022
	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2022	—	38,780,038	$38,780	$484,790,650	$(484,075,711)	$753,719
Exercise of stock options		21,404	21	(21)		—
Conversion of preferred shares		4,681,819	4,682	2,006,609		2,011,351
Preferred dividend					(206,000)	(206,000)
Issuance of restricted stock for compensation				3,299		3,299
Net loss					(1,295,911)	(1,295,911)
Balance at March 31, 2022	—	43,483,261	$43,483	$486,800,597	$(485,577,622)	$1,266,458

Conversion of preferred shares		1,554,130	1,554	666,114		667,668
Issuance of restricted stock for compensation				2,805		2,805
Preferred dividend					(202,567)	(202,567)
Net loss					(793,776)	(793,776)
Balance at June 30, 2022		45,037,391	$45,037	$487,469,516	$(486,573,965)	$940,588

	For the Six Month Period Ended June 30, 2021
	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2021	—	36,480,038	$36,480	$479,561,860	$(470,727,380)	$8,870,960
Net loss					(1,279,303)	(1,279,303)
Balance at March 31, 2021	—	36,480,038	$36,480	$479,561,860	($472,006,683)	$7,591,657

Exercise of stock options	—	300,000	300	77,700	—	78,000
Net loss					(1,175,796)	(1,175,796)
Balance at June 30, 2021	—	36,780,038	$36,780	$479,639,560	$(473,182,479)	$6,493,861

CYTRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six-Months Period Ended June 30, 2022 and 2021
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at June 30, 2022 and for the three-month and six-month periods ended June 30, 2022 and 2021, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2021 have been derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with our audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2022, the Company incurred a net loss of $2,089,687, utilized cash in operations of $2,248,425, and had an accumulated deficit of $486,573,965 as of June 30, 2022. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2022, we had cash and cash equivalents and short-term investments of approximately $4.1 million. We believe we have sufficient cash to fund operations through March 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $(10,900) and $(16,200), respectively, for the three-month and six-month periods ended June 30, 2022 and a gain (loss) of approximately $3,500 and $(9,500), respectively, for the three and six-month periods ended June 30, 2021, respectively.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, were as follows:

	As of June 30,
	2022	2021

Options to acquire common stock	1,847,611	2,862,700
Warrants to acquire common stock	4,167	4,167
Series C Convertible preferred stock	3,127,688	—
Investment option	11,363,637	—
	16,343,103	2,866,867

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

On October 1, 2021, the Company paid a quarterly 10% dividend to the Investor in the amount of $171,668; on January 1, 2022, the Company paid a quarterly dividend of $206,000 and on April 1, 2022, the Company paid a quarterly dividend of $202,567.

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

On March 28, 2022, the Investor converted 4,120 shares of the Series C Preferred Stock in accordance with the initial terms of the agreement and received 4,681,819 common shares. On May 15, 2022, the Investor converted a further 1,368 shares of the Series C Preferred Stock and received 1,554,130 common shares.

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

Terms of Preferred Investment Option

The Preferred Investment Option to purchase up to 11,363,637 shares of common stock is exercisable at a price of $0.88 per share. The Preferred Investment Option has a term of five and one-half years from the Authorized Share Increase Date. The holders of the Preferred Investment Option may exercise the Preferred Investment Option on a cashless basis, solely to the extent there is no effective registration statement registering, or the prospectus in such registration statement is not available for the resale of the shares of common stock issuable at the time of exercise. The Company is prohibited from effecting an exercise of any Preferred Investment Option to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise of the Preferred Investment Options by the holder (the “PIO Beneficial Ownership Limitation”), except that upon notice from the holder to the Company, the holder may increase or decrease the amount of ownership of outstanding shares of Common Stock after exercising the holder’s Preferred Investment Option, provided that the PIO Beneficial Ownership Limitation in no event exceeds 9.99% of the number of outstanding shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Preferred Investment Option held by the holder and provided that any increase in the PIO Beneficial Ownership Limitation shall not be effective until 61 days following notice to the Company. The Preferred Investment Option provides for a Black-Scholes payout upon certain fundamental change transactions relating to the Company, as specified therein. If the fundamental change transaction is within the control of the Company, the payout will be in cash. Otherwise, the payout will be in the same form of consideration received by the common stockholders as a result of this transaction.

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

3. Series D Preferred Stock

On May 19, 2022, the Board declared a dividend of one one-thousandth of a share of Series D Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), for each outstanding share of Company’s Common Stock to stockholders of record at 5:00 p.m. Eastern Time on May 20, 2022. The Certificate of Designation of Series D Preferred Stock (the “Series D Certificate of Designation”) provides that all shares of Series D Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split (as defined in the Series D Certificate of Designation) and the Adjournment Proposal (as defined in the Series D Certificate of Designation) as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series D Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series D Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal (the “Subsequent Redemption”).

On July 27, 2022, at the Company’s 2022 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to authorize the Board, in its discretion but prior to July 26, 2023, to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s Common Stock, at a ratio in the range of 1-for-2 to 1-for-100, with such ratio to be determined by the Board, and all outstanding shares of Series D Preferred Stock were automatically redeemed. As a result, no shares of Series D Preferred Stock remain outstanding.

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

As of June 30, 2022, the balance of right-of-use assets was approximately $307,000, and the balance of total lease liabilities was approximately $322,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of June 30, 2022 are as follows:

Operating Lease Payments
July 2022 – June 2023	$197,600
July 2023 – June 2024	134,690
Total future minimum lease payments	332,290

Less: present value adjustment	9,960
Operating lease liabilities at June 30, 2022	322,330
Less: current portion of operating lease liabilities	132,940
Operating lease liabilities, net of current portion	$189,390

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended June 30, 2022
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$99,462

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended June 30, 2022	$91,894

Weighted average remaining lease term – operating leases (in years)	1.7

Average discount rate	3.6%

5. Stock Based Compensation

The Company has a 2008 Stock Incentive Plan (“2008 Plan”) under which 5 million shares of common stock are reserved for issuance. As of June 30, 2022, there were approximately 1.8 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan (“2019 Plan”) under which 5.4 million shares of common stock are reserved for issuance. As of June 30, 2022, there were 0.5 million shares subject to outstanding stock options. This plan expires on November 14, 2029.

There were no options granted in either of the periods ended June 30, 2022 and June 30, 2021.

During the six months ended June 30, 2022, 50,000 options were exercised on a cashless basis in exchange for 21,404 shares of common stock.

Presented below is our stock option activity:

	Six Months Ended June 30, 2022
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2022	2,462,830	365,000	2,827,830	$8.09
Exercised	(50,000)	—	(50,000)	$0.26
Forfeited or expired	(930,219)	—	(930,219)	$10.65
Outstanding at June 30, 2022	1,482,611	365,000	1,847,611	$7.02
Exercisable at June 30, 2022	1,482,611	365,000	1,847,611	$7.02

The following table summarizes significant ranges of outstanding stock options under our plans at June 30, 2022:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	500,000	7.46	$0.26	500,000	7.46	$0.26
$1.01 – $3.00	634,006	5.21	$1.96	634,006	5.21	$1.96
$3.01 – $15.00	454,166	2.77	$11.92	454,166	2.77	$11.92
$15.01 –$42.42	259,439	1.75	$23.82	254,439	1.75	$23.82
	1,847,611	5.28	$3.32	1,847,611	5.28	$3.32

The Company recorded no stock compensation costs in either periods ended June 30, 2022 or June 30, 2021 as all options had previously vested. At June 30, 2022, there was no unrecognized compensation expense related to unvested stock options.

The aggregate intrinsic value of the outstanding options and options vested as of June 30, 2022 was $0.

At June 30, 2022 and June 30, 2021, the Company had 4,167 warrants outstanding at a weighted average exercise price of $10.44. At June 30, 2022, the 4,167 warrants outstanding had no intrinsic value.

Restricted Stock

On December 15, 2021, the Company granted to Jennifer Simpson, who serves on our Board of Directors, 25,000 shares of restricted common stock, pursuant to the 2019 Plan. This restricted stock vests on the first anniversary of the date of the grant. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date. The fair value of the restricted stock on the grant date was $11,200 and recognized stock compensation expense was $6,104 during the six months ended June 30, 2022.. As of June 30, 2022, there is approximately $5,148 of unamortized stock compensation that will be amortized through December 2022.

6. Stockholder Protection Rights Plan

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

7. Commitments and Contingencies

Commitments

Aldoxorubicin

We have an agreement with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we must make payments to Vergell in the aggregate of $7.5 million upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. We also have agreed to pay:

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

Arimoclomol

The agreement relating to our worldwide rights to arimoclomol provides for our payment of up to an aggregate of $3.65 million upon receipt of milestone payments from Orphayzme A/S. On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system (“CNS”) diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to CytRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm.

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

As of June 30, 2022 and December 31, 2021, no amounts were due under the above agreements.

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

8. Subsequent Events

As discussed on Note 3, on July 27, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, no shares of Series D Preferred Stock remain outstanding.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CytRx Corporation (“CytRx”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, CytRx’s discovery laboratory in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, stability, and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, CytRx launched Centurion BioPharma Corporation (“Centurion”), a wholly-owned subsidiary, and transferred into Centurion all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, CytRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR drug candidates, and of its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and the lab was closed at the end of January 2019.

On March 9, 2022, Centurion merged with and into CytRx, with CytRx absorbing all of Centurion’s assets and continuing after the merger as the surviving entity (the “Merger”). The Merger was implemented through an agreement and plan of merger pursuant to Section 253 of the General Corporation Law of the State of Delaware and did not require approval from either our or Centurion’s stockholders. The Certificate of Ownership merging Centurion into CytRx was filed with the Secretary of State of Delaware on March 9, 2022.

The LADR Technology Offers the Opportunity for Multiple Pipeline Drugs

Our LADR™ (Linker Activated Drug Release) technology platform consists of an organic backbone that is attached to a chemotoxic agent. The purpose of the LADR backbone is to first target and deliver the chemotoxic agent to the tumor environment, and then to release the chemotoxic agent within the tumor. By delivering, concentrating, and releasing the chemotoxic agent within the tumor, one expects to reduce the off-target side-effects of the chemotherapeutic, which in turn allows for several-fold higher dosing of the chemotherapeutic to the patient. Being small organic molecules, we expect LADR-based drugs to offer the benefits of targeting the tumor without the complexity, side effects, and expense inherent in macromolecules such as antibodies and nanoparticles.

Our LADR-based drugs use circulating albumin as the binding target and as the trojan horse to deliver the LADR drugs to the tumor. Albumin is the most abundant protein in plasma and accumulates inside tumors due to the aberrant vascular structure that exists within them. Tumors use albumin as a nutritional source and for transport of signaling and other molecules that are important to the maintenance and growth of the tumor, which makes albumin an excellent target for drugs that are intended for solid tumors.

Our LADR development efforts are focused on two classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, LADR7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the auristatin and maytansinoid drug classes. Auristatin and maytansinoid are highly potent toxins, and require targeting to the tumor for safe administration to humans, as is the case for the FDA-approved drugs Adcetris (auristatin antibody-drug-conjugate by Seagen) and Kadcyla (maytansine antibody-drug-conjugate by Genentech). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which the Company believes will reduce clinical and regulatory risks.

Our postulated mechanism of action for the LADR-based drugs is as follows:

●	after administration, the linker portion of the drug conjugate forms a rapid and specific covalent bond to the cysteine-34 position of circulating albumin;
●	circulating albumin preferentially accumulates in tumors due to a mechanism called “Enhanced Permeability and Retention”, which results in lower exposure to the drug in noncancerous tissues of the heart, liver, and other organs;
●	once localized at the tumor, the acid-sensitive linker of the LADR backbone is cleaved due to the lower pH within the tumor and within the tumor microenvironment; and
●	free active drug is then released within the tumor, causing tumor cell death.

The first-generation LADR-based drug is called Aldoxorubicin. Aldoxorubicin is the well-known drug doxorubicin attached to the LADR backbone. Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR in that several-fold more doxorubicin can be safely administered to patients when the doxorubicin is attached to LADR than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio, and is currently in a Phase II registrational intent trial for pancreatic cancer. Aldoxorubicin is expected to enter a Phase I/II trial for glioblastoma in 2022 or 2023.

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR7, a manufacturing run under Good Laboratory Practices (GLP) must be completed and some toxicology studies completed using the GLP material must be completed in animals. Toxicology studies with LADR7 have already been completed with non-GLP manufactured drug. Management estimates that these final IND-enabling activities for LADR7 would take approximately 12 months to complete, once funded and initiated, and that Investigational New Drug approval and first-in-human dosing would be achieved within approximately 6-9 months after IND.

Our novel companion diagnostic, ACDx™ (albumin companion diagnostic) was developed to identify patients with cancer who are most likely to benefit from treatment with the four LADR lead assets. The Company has not yet determined whether the use of a companion diagnostic will be necessary or helpful, and plans to continue to investigate this question in parallel to the pre-clinical and clinical development of LADRs 7-10.

The LADR backbone and drugs that employ LADR are protected by domestic and international patents, and additional patents are pending.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, we are no longer working on development of aldoxorubicin (ImmunityBio merged with NantKwest, Inc. in March 2021). As part of the license agreement, ImmunityBio made a strategic investment of $13 million in CytRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin.

ImmunityBio is conducting an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C). In June 2022, Immunity Bio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval 4 to 6.9 months). An additional 25 patients in the experimental group remain in the study. Thus far, there have been no treatment-related deaths, and serious adverse events have been uncommon (6%). Immunity Bio plans to meet with the FDA in 2022 to discuss the path for approval of this combination therapy for pancreatic cancer.

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. Food and Drug Administration (“FDA”) for the treatment of soft tissue sarcoma (“STS”). ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

ImmunityBio also lists ongoing clinical studies in head and neck cancer and has submitted a protocol with the FDA for glioblastoma; it is currently reviewing its options in STS.

Transfer of Rights to Molecular Chaperone Assets

In 2011, CytRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (“Orphazyme”, formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol (the “2011 Arimoclomol Agreement”). Orphazyme transferred its rights and obligations under the 2011 Arimoclomol Agreement to KemPharm Denmark A/S (“KemPharm”), a wholly owned subsidiary of KemPharm Inc., in May 2022.

In May 2021, Orphazyme announced that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, reducing the maximum amount that CytRx currently has the right to receive under the 2011 Arimoclomol Agreement to approximately $100 million. Orphazyme also tested arimoclomol in Niemann-Pick disease Type C (“NPC”) and Gaucher disease, and following a Phase II/III trial submitted to the FDA a New Drug Application for the treatment of NPC with arimoclomol. On June 18, 2021, Orphazyme announced it had received a complete response letter (the “Complete Response Letter”) from the FDA indicating the need for additional data. In late October 2021, Orphazyme announced it held a Type A meeting with the FDA, at which the FDA recommended that Orphazyme submit additional data, information and analyses to address certain topics in the Complete Response Letter and engage in further interactions with the FDA to identify a pathway to resubmission. The FDA concurred with Orphazyme’s proposal to remove the cognition domain from the NPC Clinical Severity Scale (“NPCCSS”) endpoint, with the result that the primary endpoint is permitted to be recalculated using the 4- domain NPCCSS, subject to the submission of additional requested information which Orphazyme had publicly indicated that it intended to provide. To bolster the confirmatory evidence already submitted, the FDA affirmed that it would require additional in vivo or pharmacodynamic (PD)/pharmacokinetic (PK) data. Orphazyme planned to request a Type C Meeting with the FDA in the second quarter of 2022. Subject to discussions with the regulatory body, Orphazyme had publicly indicated that it planned to resubmit the NDA for arimoclomol in the second half of 2022.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system (“CNS”) diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to CytRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm indicated it plans on resubmitting the NDA for arimoclomol in the first quarter of 2023.

Recent Developments

Series D Preferred Stock

On May 19, 2022, the Board declared a dividend of one one-thousandth of a share of Series D Preferred Stock, par value $0.01 per share, for each outstanding share of Company’s Common Stock to stockholders of record at 5:00 p.m. Eastern Time on May 20, 2022. The Certificate of Designation of Series D Preferred Stock provides that all shares of Series D Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split (as defined in the Series D Certificate of Designation) and the Adjournment Proposal (as defined in the Series D Certificate of Designation) as of immediately prior to the opening of the polls at such meeting (Initial Redemption Time) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series D Preferred Stock (Initial Redemption). Any outstanding shares of Series D Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Corporation’s stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal (Subsequent Redemption). On July 27, 2022, at the Company’s 2022 Annual Meeting of Stockholders, the Company’s stockholders approved the Reverse Stock Split and the Adjournment Proposal, and all outstanding shares of Series D Preferred Stock were automatically redeemed. As a result, no shares of Series D Preferred Stock remain outstanding.

On July 27, 2022, at the Company’s 2022 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to authorize the Board, in its discretion but prior to July 26, 2023, to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s Common Stock, at a ratio in the range of l-for-2 to l-for-100, with such ratio to be determined by the Board, and all outstanding shares of Series D Preferred Stock were automatically redeemed. As a result, no shares of Series D Preferred Stock remain outstanding.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in the 2021 Annual Report.

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

Inflation Risk

The Company does not believe that inflation has had a material effect on its operations to date, other than the impact of inflation on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Liquidity and Capital Resources

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2022, the Company incurred a net loss of $2,089,687, utilized cash in operations of $2,248,429, and had an accumulated deficit of $486,573,965 as of June 30, 2022. In addition, the Company has no recurring revenue. As a result,management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2022, we had cash and cash equivalents and short-term investments of approximately $4.1 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Net cash used in operating activities for the six months ended June 30, 2022 was $2.2 million, which was primarily the result of a net loss from operations of $2.1 million, and $0.1 million in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to decreases of $0.9 million of prepaid expenses and other current assets, $0.1 million of insurance claim receivable and $0.1 million of amortization of right-of-use asset, offset by reductions of $0.3 million of accounts payable, $0.8 million in accrued liabilities and $0.1 million of decrease in lease liabilities.

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

We purchased minimal fixed assets in the six-month period ended June 30, 2022 and a minimal amount of fixed assets in the six-month period ended June 30, 2021, and do not expect any significant capital spending during the next 12 months.

We paid dividends on the preferred shares of $0.4 million in the six-month period ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2021 was $0.1 million, resulting from the exercise of stock options.

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

We do not have any off-balance sheet arrangements.

There can be no assurance that we will be able to generate revenues from our product candidates and become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

We recorded a net loss of approximately $0.8 million and $2.1 million for the three-month and six-month periods ended June 30, 2022, respectively, as compared to a net loss of approximately $1.2 million and $2.5 million for the three-month and six-month periods ended June 30, 2021, respectively.

We recognized no licensing revenue in the six-month periods ended June 30, 2022 and 2021. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
General and administrative expenses	$1,141	$1,178	$2,430	$2,454
Amortization of stock awards	3	—	6	—
Depreciation and amortization	4	3	7	7
	$1,148	$1,181	$2,443	$2,461

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $1.1 million and $2.45 million for the three and six-month periods ended June 30, 2022, respectively, and $1.2 million and $2.5 million, respectively, for the same periods in 2021. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased marginally.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Forgiveness of Accounts Payable

During the three-month period ended June 30, 2022, one of the Company’s vendors issued a credit note of $353,565 related to past general and administrative services.

Interest Income

Interest income was approximately $1,000 and $2,000 for the three-month and six-month periods ended June 30, 2022, respectively, as compared to $4,000 and $9,000, respectively, for the same periods in 2021.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2022, it would not have had a material effect on our results of operations or cash flows for that period.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our 2021 Annual Report, which was filed with the SEC on March 23, 2022. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the 2021 Annual Report.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Mine Safety Disclosure

Not applicable.

Item 5. — Other Information

None.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CytRx Corporation

Date: August 11, 2022	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Correction to the Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on May 19, 2022).
3.2	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed with the SEC on May 19, 2022).
3.3	Amended and Restated By-Laws of CytRx Corporation, effective November 12, 2020 and Amendment No. 1 to the Amended and Restated Bylaws of dated May 19, 2022.
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)

