Form 10-Q
period 2022-09-30
LadRx Corp
filed 2022-11-10
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ________

Commission file number 000-15327

LadRx Corporation

(Exact name of registrant as specified in its charter)

Delaware	58-1642740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11726 San Vicente Blvd., Suite 650 Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)

(310) 826-5648

(Registrant’s telephone number, including area code)

CytRx Corporation

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of LadRx Corporation common stock, $0.001 par value, outstanding as of November 10, 2022: 45,037,391 shares.

LADRX CORPORATION

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Note Regarding Company References

References throughout this Quarterly Report on Form 10-Q, the “Company”, “LadRx”, “we”, “us”, and “our”, except where the context requires otherwise, refer to LadRx Corporation and its subsidiary.

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Consolidated Financial Statements

LADRX CORPORATION

(formerly CytRx Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,015,714	$6,769,603
Insurance claim receivable	—	200,000
Prepaid expenses and other current assets	71,388	1,310,382
Total current assets	3,087,102	8,279,985
Equipment and furnishings, net	22,303	32,784
Other assets	7,703	16,836
Operating lease right-of-use assets	262,031	397,172
Total assets	$3,379,139	$8,726,777
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$903,141	$1,470,652
Accrued expenses and other current liabilities	1,163,402	2,064,506
Current portion of operating lease liabilities	192,722	198,819
Total current liabilities	2,259,265	3,733,977

Operating lease liabilities, net of current portion	83,450	216,381

Preferred Stock, Series C 10% Convertible, $1,000 par value, 2,752 and 8,240 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,343,684	4,022,700

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 45,037,391 and 38,780,038 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	45,037	38,780
Additional paid-in capital	487,472,352	484,790,650
Accumulated deficit	(487,824,649)	(484,075,711)
Total stockholders’ equity (deficit)	(307,260)	753,719
Total liabilities and stockholders’ equity (deficit)	$3,379,139	$8,726,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

LADRX CORPORATION

(formerly CytRx Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
General and administrative	1,167,527	1,532,613	3,610,172	3,993,672
	1,167,527	1,532,613	3,610,172	3,993,672

Loss from operations	(1,167,527)	(1,532,613)	(3,610,172)	(3,993,672)

Other income (loss):
Liquidated damages expense	—	(164,800)	—	(164,800)
Interest income	789	4,383	2,643	13,365
Forgiveness of accounts payable	—	—	353,565	—
Other income (loss), net	59	(2,223)	(2,402)	(5,245)

Net loss	$(1,166,679)	$(1,695,253)	$(3,256,366)	$(4,150,352)

Dividends paid on preferred shares	(84,005)	—	(492,572)	—

Net loss attributable to common stockholders	$(1,250,684)	$(1,695,253)	$(3,748,938)	$(4,150,352)

Total basic and diluted loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.11)

Basic and diluted weighted-average shares outstanding	45,037,391	38,472,346	42,802,664	37,069,376

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

(formerly CytRx Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss from operations	$(3,256,366)	$(4,150,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,248	9,831
Stock-based compensation expense	8,940	—
Changes in assets and liabilities:
Insurance claim receivable	200,000	324,030
Prepaid expenses and other current assets	1,238,994	1,007,152
Other assets	9,133	—
Amortization of right-of-use asset	135,141	136,861
Accounts payable	(567,512)	(234,109)
Decrease in lease liabilities	(139,028)	(134,949)
Accrued expenses and other current liabilities	(901,101)	242,424
Net cash used in operating activities	(3,260,551)	(2,799,112)

Cash flows from investing activities:
Purchase of fixed assets	(766)	—
Net cash used in investing activities	(766)	—

Cash flows from financing activities
Net proceeds from issuance of common stock and investment option	—	5,153,090
Net proceeds from issuance of preferred stock	—	4,022,700
Preferred stock dividend	(492,572)	—
Proceeds from exercise of stock options	—	78,000
Net cash from (used in) financing activities	(492,572)	9,253,790

Net increase (decrease) in cash and cash equivalents	(3,753,889)	6,454,678
Cash and cash equivalents at beginning of period	6,769,603	10,003,375
Cash and cash equivalents at end of period	$3,015,714	$16,458,053

Supplemental disclosure of Cash Flow Information:

Conversion of Series C Preferred Stock to Common Stock	$2,679,019	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

(formerly CytRx Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Nine Month Period Ended September 30, 2022

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2022	38,780,038	$38,780	$484,790,650	$(484,075,711)	$753,719
Exercise of stock options	21,404	21	(21)		—
Conversion of preferred shares	4,681,819	4,682	2,006,609		2,011,351
Preferred dividend				(206,000)	(206,000)
Issuance of restricted stock for compensation			3,299		3,299
Net loss				(1,295,911)	(1,295,911)
Balance at March 31, 2022	43,483,261	$43,483	$486,800,597	$(485,577,622)	$1,266,458

Conversion of preferred shares	1,554,130	1,554	666,114		667,668
Issuance of restricted stock for compensation			2,805		2,805
Preferred dividend				(202,567)	(202,567)
Net loss				(793,776)	(793,776)
Balance at June 30, 2022	45,037,391	$45,037	$487,469,516	$(486,573,965)	$940,588

Preferred dividend				(84,005)	(84,005)
Issuance of restricted stock for compensation			2,836		2,836
Net loss				(1,166,679)	(1,166,679)
Balance at September 30, 2022	45,037,391	$45,037	$487,472,352	$(487,824,649)	$(307,260)

	For the Nine Month Period Ended September 30, 2021

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2021	36,480,038	$36,480	$479,561,860	$(470,727,380)	$8,870,960
Net loss				(1,279,303)	(1,279,303)
Balance at March 31, 2021	36,480,038	$36,480	$479,561,860	($472,006,683)	$7,591,657

Exercise of stock options	300,000	300	77,700	—	78,000
Net loss				(1,175,796)	(1,175,796)

Balance at June 30, 2021	36,780,038	$36,780	$479,639,560	$(473,182,479)	$6,493,861

Issuance of common stock and preferred investment options	2,000,000	2,000	5,151,090		5,153,090
Net loss				(1,695,253)	(1,695,253)

Balance at September 30, 2021	38,780,038	$38,780	$484,790,650	$(474,877,732)	$9,951,698

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

(formerly CytRx Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine-Months Period Ended September 30, 2022 and 2021
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at September 30, 2022 and for the three-month and nine-month periods ended September 30, 2022 and 2021, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2021 have been derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with our audited financial statements contained in its Annual Report.

Change in Company Name

Effective September 26, 2022, the Company changed its name from CytRx Corporation to LadRx Corporation pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of Delaware. In accordance with the General Corporation Law of the State of Delaware (the “DGCL”), its board of directors approved the name change and the Certificate of Amendment. Pursuant to Section 242(b)(1) of the DGCL, stockholder approval was not required for the name change or the Certificate of Amendment.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2022, the Company incurred a net loss of $3,256,366, utilized cash in operations of $3,260,551, and had a stockholders deficit of $307,260 as of September 30, 2022. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2022, we had cash and cash equivalents of approximately $3.0 million. We believe we have sufficient cash to fund operations through March 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Use of Estimates

Preparation of the Company’s condensed consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The significant estimates in the Company’s condensed consolidated financial statements relate to the valuation of equity awards, recoverability of deferred tax assets, and estimated useful lives of fixed assets, The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Stock Compensation

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of our German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a (loss) of approximately $(12,200) and ($16,200), respectively, for the three-month and nine-month periods ended September 30, 2022 and a (loss) of approximately $(7,400) and $($9,500), respectively, for the three and nine-month periods ended September 30, 2021, respectively.

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

	As of September 30,
	2022	2021

Options to acquire common stock	1,847,611	2,862,700
Warrants to acquire common stock	4,167	4,167
Series C Convertible preferred stock	3,127,273	9,336,637
Investment option	11,363,637	11,363,637
	16,342,688	23,567,141

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

2. Financing Under Security Purchase Agreement

On July 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) for aggregate gross proceeds of $10 million and net proceeds of approximately $9.2 million. The transaction closed on July 16, 2021. Under the Purchase Agreement, the Company sold and issued (i) 2 million shares of its common stock at a purchase price of $0.88 per share for total gross proceeds of approximately $1.76 million in a registered direct offering (the “Registered Direct Offering”) and (ii) 8,240 shares of Series C 10.00% Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $8.24 million, in a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “July 2021 Offerings”). The shares of the Preferred Stock are convertible, upon shareholder approval as described below, into an aggregate of up to 9,363,637 shares of common stock at a conversion price of $0.88 per share. Holders of the Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10.00% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the date of issuance. The terms of the Preferred Stock include beneficial ownership limitations that preclude conversion that would result in the Investor owning in excess of 9.99% of the Company’s outstanding shares of common stock. LadRx also issued to the Investor an unregistered preferred investment option (the “Preferred Investment Option”) that allows for the purchase of up to 11,363,637 shares of common stock for additional gross proceeds of approximately $10 million if the Preferred Investment Option is exercised in full. The exercise price for the Preferred Investment Option is $0.88 per share. The Preferred Investment Option has a term equal to five and one-half years commencing upon the Company increasing its authorized common stock following shareholder approval.

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

On October 1, 2021, the Company paid a quarterly 10% dividend to the Investor in the amount of $171,668. In 2022, the Company paid the following dividends: on January 1, 2022, $206,000, on April 1, 2022, $202,567 and on July 1, 2022, $84,005 for a total of $492,572.

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

During the year ended December 31, 2021, the Company did not have enough shares of authorized common stock to issue the shares of common stock issuable upon the exercise or conversion of the Registrable Securities, as applicable. For the year ended December 31, 2021, the Company attempted, but was unsuccessful, to obtain its stockholders’ approval for the increase in its shares of authorized common stock at a special meeting that was originally opened and subsequently adjourned on September 23, 2021, and accordingly, the Company was unable to meet its registration rights obligation as of December 31, 2021. As such, the Company recognized an aggregate of approximately $1.1 million in liquidated damages during the year ended December 31, 2021, of which included a provision of $615,123 as an accrual for estimated damages until stockholders’ approval is achieved and the registration statement registering the shares of common stock issuable upon the exercise or conversion, as applicable, of the Registrable Securities is filed. On March 15, 2022, the Company received its stockholders’ approval to increase its authorized shares and filed a certificate of amendment to its Certificate of Incorporation to increase the number of authorized shares from 41,666,666 shares to 63,227,273 shares on the same date. The Company filed its registration statement registering the shares underlying the Registrable Securities on March 23, 2022 and has provided for liquidated damages through that date. The registration statement was declared effective on March 28, 2022.

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

On July 27, 2022, at the Company’s 2022 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to authorize the Board, in its discretion but prior to July 26, 2023, to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s Common Stock, at a ratio in the range of 1-for-2 to 1-for-100, with such ratio to be determined by the Board, and all outstanding shares of Series D Preferred Stock were automatically redeemed. As a result, no shares of Series D Preferred Stock remain outstanding. The stock split is not yet effective as of the date of this filing.

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

As of September 30, 2022, the balance of right-of-use assets was approximately $262,000, and the balance of total lease liabilities was approximately $276,200.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of September 30, 2022 are as follows:

Operating Lease Payments

October 2022 – September 2023	$199,263
October 2023 – March 2024	84,181
Total future minimum lease payments	283,444

Less: present value adjustment	7,272
Operating lease liabilities at September 30, 2022	276,172
Less: current portion of operating lease liabilities	192,722
Operating lease liabilities, net of current portion	$83,450

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended September 30, 2022
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$148,308

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended September 30, 2022	$136,534

Weighted average remaining lease term – operating leases (in years)	1.4

Average discount rate	3.5%

5. Stock Based Compensation

The Company has a 2008 Stock Incentive Plan (the “2008 Plan”)under which 5 million shares of common stock are reserved for issuance. As of September 30, 2022, there were approximately 2.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan (the “2019 Plan”) under which 5.4 million shares of common stock are reserved for issuance. As of September 30, 2022, there were 0.6 million shares subject to outstanding stock options. This plan expires on November 14, 2029.

There were no options granted in either of the periods ended September 30, 2022 and September 30, 2021.

During the nine months ended September 30, 2022, 50,000 options were exercised on a cashless basis in exchange for 21,404 shares of common stock.

Presented below is our stock option activity:

	Nine Months Ended September 30, 2022
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2022	2,462,830	365,000	2,827,830	$8.09
Exercised	(50,000)	—	(50,000)	$0.26
Forfeited or expired	(930,219)	—	(930,219)	$10.65
Outstanding at September 30, 2022	1,482,611	365,000	1,847,611	$7.02
Exercisable at September 30, 2022	1,482,611	365,000	1,847,611	$7.02

The following table summarizes significant ranges of outstanding stock options under our plans at September 30, 2022:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	500,000	7.21	$0.26	500,000	7.21	$0.26
$1.01 – $3.00	634,006	4.95	$1.96	634,006	4.95	$1.96
$3.01 – $15.00	454,166	2.52	$11.92	454,166	2.52	$11.92
$15.01 –$42.42	259,439	1.50	$23.82	259,439	1.50	$23.82
	1,847,611	4.48	$7.02	1,847,611	4.48	$7.02

The Company recorded no stock compensation costs in either periods ended September 30, 2022 or September 30, 2021 as all options had previously vested. At September 30, 2022, there was no unrecognized compensation expense related to unvested stock options.

The aggregate intrinsic value of the outstanding options and options vested as of September 30, 2022 was $0.

At September 30, 2022 and September 30, 2021, the Company had 4,167 warrants outstanding at a weighted average exercise price of $10.44. At September 30, 2022, the 4,167 warrants outstanding had no intrinsic value.

Restricted Stock

On December 15, 2021, the Company granted to Jennifer Simpson, who serves on our Board of Directors, 25,000 shares of restricted common stock, pursuant to the 2019 Plan. This restricted stock vests on the first anniversary of the date of the grant. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date. The fair value of the restricted stock on the grant date was $11,200 and recognized stock compensation expense was $8,940 during the nine months ended September 30, 2022. As of September 30, 2022, there is approximately $2,300 of unamortized stock compensation that will be amortized through December 2022.

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

Arimoclomol

The agreement relating to our worldwide rights to arimoclomol provides for our payment of up to an aggregate of $3.65 million upon receipt of milestone payments from Orphayzme A/S. On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system (“CNS”) diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm.

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

As of September 30, 2022 and December 31, 2021, no amounts were due under the above agreements.

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

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. The COVID-19 pandemic has, from time to time, led to government-imposed quarantines, limitations on business activity and shelter-in-place mandates to mitigate or contain the virus, and has contributed to financial market volatility and uncertainty and significant disruptions in general commercial activity and the global economy.

As the COVID-19 pandemic continues to evolve, the companies which we are working to develop and commercialize our products, ImmunityBio and KemPharm, could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic, which could cause delays in our potential timing of receipts of milestones and royalties within the disclosed time periods and expected costs.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change in Company Name

Effective as of September 26, 2022, the Company changed its name from CytRx Corporation to LadRx Corporation pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of Delaware. In accordance with the General Corporation Law of the State of Delaware (the “DGCL”), its board of directors approved the name change and the Certificate of Amendment. Pursuant to Section 242(b)(1) of the DGCL, stockholder approval was not required for the name change or the Certificate of Amendment.

Overview

LadRx Corporation (“LadRx”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. However the Company’s research and development activities have been curtailed as they seek additional financing. During 2017, the Company’s discovery laboratory in Freiburg, Germany synthesized and tested over 75 rationally designed drug candidates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, and based on stability and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates

On June 1, 2018, LadRx launched Centurion BioPharma Corporation (“Centurion”), a wholly-owned subsidiary, and transferred into Centurion all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ drug candidates, and for its companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and, the lab was closed at the end of January 2019.

On March 9, 2022, Centurion merged with and into LadRx, with LadRx absorbing all of Centurion’s assets and continuing after the merger as the surviving entity (the “Merger”). The Merger was implemented through an agreement and plan of merger pursuant to Section 253 of the General Corporation Law of the State of Delaware and did not require approval from either our or Centurion’s stockholders. The Certificate of Ownership merging Centurion into LadRx was filed with the Secretary of State of Delaware on March 9, 2022.

The LADR Technology Offers the Opportunity for multiple pipeline drugs. The Company’s LADR™ (Linker Activated Drug Release) technology platform consists of an organic backbone that is attached to a chemotoxic agent. The purpose of the LADR™ backbone is to first target and deliver the chemotoxic agent to the tumor environment, and then to release the chemotoxic agent within the tumor. By delivering, concentrating, and releasing the chemotoxic agent within the tumor, one expects to reduce the off-target side-effects of the chemotherapeutic, which in turn allows for several-fold higher dosing of the chemotherapeutic to the patient. Being small organic molecules, the Company expects LADR-based drugs to offer the benefits of targeting the tumor without the complexity, side effects, and expense inherent in macromolecules such as antibodies and nanoparticles.

The Company’s LADR-based drugs use circulating albumin as the binding target and as the trojan horse to deliver the LADR™ drugs to the tumor. Albumin is the most abundant protein in plasma and accumulates inside tumors due to the aberrant vascular structure that exists within solid tumors. Tumors use albumin as a nutritional source and for transport of signaling and other molecules that are important to the maintenance and growth of the tumor, which makes albumin an excellent target for drugs that are intended for solid tumors.

The Company’s LADR™ development efforts are focused on two classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, LADR7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the auristatin and maytansinoid drug classes. Auristatin and maytansinoid are highly potent chemotoxins, and require targeting to the tumor for safe administration to humans, as is the case for the FDA-approved drugs Adcetris (auristatin antibody-drug-conjugate by Seagen) and Kadcyla (maytansine antibody-drug-conjugate by Genentech). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which we believe will reduce clinical and regulatory costs and risks.

The Company’s postulated mechanism of action for LADR-based drugs is as follows:

●	after administration, the linker portion of the drug conjugate forms a rapid and specific covalent bond to the cysteine-34 position of circulating albumin;

●	circulating albumin preferentially accumulates in tumors due to a mechanism called “Enhanced Permeability and Retention”, which results in lower exposure to the drug in noncancerous tissues of the heart, liver, and other organs;

●	once localized at the tumor, the acid-sensitive linker of the LADR™ backbone is cleaved due to the specific conditions within the tumor and in the tumor microenvironment; and

●	free active drug is then released within the tumor, causing tumor cell death.

The first-generation LADR-based drug is called Aldoxorubicin. Aldoxorubicin is the well-known drug doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be safely administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio, and is currently in a Phase II registrational intent trial for pancreatic cancer. Aldoxorubicin is expected to enter a Phase I/II trial for glioblastoma in 2022 or 2023.

The next generation LADR™ drugs are termed LADR7, 8, 9, and 10. A great deal of Investigational New Drug (“IND”) enabling work has already been accomplished on LADR7-10, including in-silico modeling, in-vitro efficacy testing in several different cancer models, in-vivo dosing, safety, and efficacy testing in several different cancer models in animals. We have also developed and proven manufacturability, an important step prior to beginning human clinical trials.

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR7, a manufacturing run under Good Manufacturing Practices (GMP) must be completed and some toxicology studies completed using the GMP material must be completed in animals. Toxicology studies with LADR7 have already been completed with non-GMP manufactured drug. Management estimates that these final IND-enabling activities for LADR7 would take approximately 12 months to complete, once funded and initiated, and that first-in-human dosing would be achieved within approximately 6-9 months after completion of the IND-enabling studies. Management further estimates that the cost to manufacture GMP material for one LADR™ drug, for example LADR7, complete all pre-IND studies, and to obtain an IND could be approximately $2M in direct costs, based on current estimates, representing a capital-efficent path to clinical entry.

Because the LADR™ backbone in future products would be the same as the LADR™ backbone in current product candidates, (i.e. the chemotoxin can be changed without changing the LADR™ backbone), management anticipates that future product candidates beyond LADR7-10 may enjoy abbreviated pre-clinical pathways to first-in-human. Such abbreviated pathways would be subject to FDA review and agreement.

The Company’s novel companion diagnostic, ACDx™ (albumin companion diagnostic) was developed to identify patients with cancer who are most likely to benefit from treatment with the four LADR™ lead assets. We have not yet determined whether the use of a companion diagnostic will be necessary or helpful, and plan to continue to investigate this question in parallel to the pre-clinical and clinical development of LADRs 7-10.

The LADR™ backbone and drugs that employ LADR™ are protected by domestic and international patents, and additional patents are pending.

Business Strategy for LADR™ Platform

Thoughout 2022, with the assistance of oncology drug development experts, the Company has inventoried the IND-enabling data for LADRs 7-10, developed a strategy to complete the IND-enabling studies necessary for at least one LADR™ drug, and worked with vendors on establishing approximate time lines and costs to reach first-in-human dosing, inclusive of manufacturing, and completion of pre-IND studies and FDA filings, With this important groundwork completed, management is well situated to rapidly advance our next-gen LADR™ assets as soon as funding or partnering is achieved, and is working diligently to obtain funding and/or partnering of the LADR™ assets. Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and the Company is no longer directly working on the development of aldoxorubicin. As part of the license agreement, ImmunityBio made a strategic investment of $13 million in LadRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. In connection therewith, the Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin.

ImmunityBio is conducting an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C). In June 2022, Immunity Bio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval 4 to 6.9 months). An additional 25 patients in the experimental group remain in the study. Thus far, there have been no treatment-related deaths, and serious adverse events have been uncommon (6%). Immunity Bio plans to meet with the FDA in 2022 to discuss the path for approval of this combination therapy for pancreatic cancer.

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

ImmunityBio also lists ongoing clinical studies in glioblastoma; it is currently reviewing its options in STS.

Transfer of Rights to Molecular Chaperone Assets

In 2011, LadRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (“Orphazyme”, formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol(the “2011 Arimoclomol Agreement”). Orphazyme transferred its rights and obligations under the 2011 Arimoclomol Agreement to KemPharm Denmark A/S (“KemPharm”), a wholly owned subsidiary of KemPharm Inc., in May 2022.

In May 2021, Orphazyme announced that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, reducing the maximum amount that LadRx currently has the right to receive under the 2011 Arimoclomol Agreement to approximately $100 million. Orphazyme also tested arimoclomol in Niemann-Pick disease Type C (“NPC”) and Gaucher disease, and following a Phase II/III trial submitted to the FDA a New Drug Application for the treatment of NPC with arimoclomol. On June 18, 2021, Orphazyme announced it had received a complete response letter (the “Complete Response Letter”) from the FDA indicating the need for additional data. In late October 2021, Orphazyme announced it held a Type A meeting with the FDA, at which the FDA recommended that Orphazyme submit additional data, information and analyses to address certain topics in the Complete Response Letter and engage in further interactions with the FDA to identify a pathway to resubmission. The FDA concurred with Orphazyme’s proposal to remove the cognition domain from the NPC Clinical Severity Scale (“NPCCSS”) endpoint, with the result that the primary endpoint is permitted to be recalculated using the 4- domain NPCCSS, subject to the submission of additional requested information which Orphazyme had publicly indicated that it intended to provide. To bolster the confirmatory evidence already submitted, the FDA affirmed that it would require additional in vivo or pharmacodynamic (PD)/pharmacokinetic (PK) data. Orphazyme planned to request a Type C Meeting with the FDA in the second quarter of 2022. Subject to discussions with the regulatory body, Orphazyme had publicly indicated that it planned to resubmit the NDA for arimoclomol in the second half of 2022.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system (“CNS”) diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm indicated it plans on resubmitting the NDA for arimoclomol in the first quarter of 2023.

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

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our 2021 Annual Report.

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

Liquidity and Capital Resources

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2022, the Company incurred a net loss of $3,256,365, utilized cash in operations of $3,260,554, and had a stockholders’ deficit of $307,260 as of September 30, 2022. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2022, we had cash and cash equivalents of approximately $3.0 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Net cash used in operating activities for the nine months ended September 30, 2022 was $3.3 million, which was primarily the result of a net loss from operations of $3.3 million, and a net neutral in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to decreases of $1.2 million of prepaid expenses and other current assets, $0.2 million of insurance claim receivable and $0.1 million of amortization of right-of-use asset, offset by reductions of $0.5 million of accounts payable, $0.9 million in accrued liabilities and $0.1 million of decrease in lease liabilities.

Net cash used in operating activities for the nine months ended September 30, 2021 was $2.8 million, which was primarily the result of a net loss from operations of $4.2 million, offset by $1.4 million in net cash inflows associated with changes in assets and liabilities. The net cash inflows associated with changes in assets and liabilities were primarily due to increases of $1.0 million of prepaid expenses and other current assets, $0.3 million of insurance claim receivable, $0.2 million of accrued expenses and other current liabilities and $0.1 million of amortization of right-of-use asset, offset by reductions of $0.2 million of accounts payable and $0.1 million of decrease in lease liabilities

We purchased minimal fixed assets in the nine-month period ended September 30, 2022 and a minimal amount of fixed assets in the nine-month period ended September 30, 2021, and do not expect any significant capital spending during the next 12 months.

We paid dividends on the preferred shares of $0.5 million in the nine-month period ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2021 was $9.3 million, $9.2 million of which is related to the sale of our common stock, Series C 10% Convertible Preferred Stock and preferred investment options and $0.1 million from the exercise of stock options

We continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital and we may not be able to obtain future financing on favorable terms, or at all. The results of our technology licensing efforts and the actual proceeds of any fund-raising activities will determine our ongoing ability to operate as a going concern. Our ability to obtain future financings through joint ventures, product licensing arrangements, royalty sales, equity financings, grants or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. Depending upon the outcome of our fundraising efforts, the accompanying financial information may not necessarily be indicative of our future financial condition. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.

We do not have any off-balance sheet arrangements.

There can be assurance that we will be able to generate revenues from our product candidates and become profitable. Even if we become profitable, we may not be able to sustain that profitability.

Results of Operations

We recorded a net loss of approximately $1.2 million and $3.3 million for the three-month and nine-month periods ended September 30, 2022, respectively, as compared to a net loss of approximately $1.7 million and $4.1 million for the three-month and nine-month periods ended September 30, 2021, respectively.

We recognized no licensing revenue in the nine-month periods ended September 30, 2022 and 2021. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor.

General and Administrative Expenses

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
General and administrative expenses	$1,161	$1,530	$3,590	$3,984
Amortization of stock awards	3	—	9	—
Depreciation and amortization	4	3	11	10
	$1,168	$1,533	$3,610	$3,994

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $1.2 million and $3.6 million for the three and nine-month periods ended September 30, 2022, respectively, and $1.5 million and $4.0 million, respectively, for the same periods in 2021. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased primarily due to a decrease in payroll costs.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Forgiveness of Accounts Payable

During the nine-month period ended September 30, 2022, one of the Company’s vendors issued a credit note of $353,565 related to past general and administrative services.

Liquidated Damages Expense

We incurred no liquidated damages in the three and nine-month periods ended September 30, 2022 as compared to $164,800 for the three and nine-month periods ended September 30, 2021, which related to the Securities Purchase Agreement signed in July 2021.

Interest Income

Interest income was approximately $1,000 and $3,000 for the three-month and nine-month period ended September 30, 2022, respectively, as compared to $4,400 and $13,400, respectively, for the same periods in 2021.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2022, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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

LadRx Corporation

Date: November 10, 2022	By:	/s/ JOHN Y. CALOZ

John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 23, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

