Form 10-K
period 2022-12-31
LadRx Corp
filed 2023-03-20
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	LADX	OTC Markets
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the Registrant’s common stock as reported on the OTC Markets, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $4.0 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the Registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 20, 2023 was 46,587,391.

LADRX CORPORATION

2022 ANNUAL REPORT ON FORM 10-K

NOTE ON FORWARD-LOOKING STATEMENTS

References throughout this Annual Report on Form 10-K, the “Company,” “LadRx,” “we,” “us,” and “our,” except where the context requires otherwise, refer to LadRx Corporation.

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

TRADEMARKS

LadRx, LADR and ACDx are some of our trademarks used in this Annual Report. This Annual Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report sometimes appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

PART I

Item 1. BUSINESS

COMPANY OVERVIEW

LadRx Corporation (“LadRx” or the Company) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, the Company’s discovery laboratory in Freiburg, Germany synthesized and tested over 75 rationally designed drug candidates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, and based on stability and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates. However, the Company’s research and development activities have been curtailed as they seek additional financing.

On June 1, 2018, the Company launched Centurion BioPharma Corporation (“Centurion”), a private subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and, accordingly, the lab was closed at the end of January 2019.

On March 9, 2022, Centurion merged with and into LadRx, with LadRx absorbing all of Centurion’s assets and continuing after the merger as the surviving entity (the “Merger”). The Merger was implemented through an agreement and plan of merger pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”) and did not require approval from either our or Centurion’s stockholders. The Certificate of Ownership merging Centurion into LadRx was filed with the Secretary of State of Delaware on March 9, 2022.

Effective September 26, 2022, the Company changed its name from CytRx Corporation to LadRx Corporation pursuant to a Certificate of Amendment to our Restated Certificate of Incorporation (the “Certificate of Incorporation”) filed with the Secretary of State of Delaware. In accordance with the DGCL, its board of directors (the “Board”) approved the name change and the Certificate of Amendment. Pursuant to Section 242(b)(1) of the DGCL, stockholder approval was not required for the name change or the Certificate of Amendment.

LadRx is a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648. Our web site is located at http://www.ladrxcorp.com. We do not incorporate by reference into this Annual Report the information on, or accessible through, our website, and you should not consider it as part of this Annual Report.

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

The Company’s LADR™ development efforts are focused on two classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, LADR7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the auristatin and maytansinoid drug classes. Auristatin and maytansinoid are highly potent chemotoxins, and require targeting to the tumor for safe administration to humans, as is the case for the U.S. Food and Drug Administration (“FDA”)-approved drugs Adcetris (auristatin antibody-drug-conjugate by Seagen) and Kadcyla (maytansine antibody-drug-conjugate by Genentech). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which we believe will reduce clinical and regulatory costs and risks.

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

The first-generation LADR-based drug is called aldoxorubicin. Aldoxorubicin is the drug doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be safely administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio, Inc. (formerly known as NantCell, Inc.) (“ImmunityBio”), and is currently in a Phase II registrational intent trial for pancreatic cancer. Aldoxorubicin is expected to enter a Phase I/II trial for glioblastoma in 2023.

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

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR7, a manufacturing run under Good Manufacturing Practices (GMP) must be completed and some toxicology studies completed using the GMP material must be completed in animals. Toxicology studies with LADR7 have already been completed with non-GMP manufactured drug. Management estimates that these final IND-enabling activities for LADR7 would take approximately 12 months to complete, once funded and initiated, and that first-in-human dosing would be achieved within approximately 6-9 months after completion of the IND-enabling studies. Management further estimates that the cost to manufacture GMP material for one LADR™ drug, for example LADR7, complete all pre-IND studies, and to obtain an IND could be approximately $2 million in direct costs, based on current estimates, representing a capital-efficient path to clinical entry.

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

Business Strategy for LADR™ Platform

Throughout 2022, with the assistance of oncology drug development experts, the Company has inventoried the IND-enabling data for LADRs 7-10, developed a strategy to complete the IND-enabling studies necessary for at least one LADR™ drug, and worked with vendors on establishing approximate time lines and costs to reach first-in-human dosing, inclusive of manufacturing, and completion of pre-IND studies and FDA filings, With this important groundwork completed, we believe that management is well situated to rapidly advance our next-generation LADR™ assets as soon as funding or partnering is achieved, and is working diligently to obtain funding and/or partnering of the LADR™ assets. Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license agreement with ImmunityBio, Inc, granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and the Company is no longer directly working on the development of aldoxorubicin. As part of the license agreement, ImmunityBio made a strategic investment of $13 million in LadRx common stock at $6.60 per share (adjusted to reflect the Company’s 2017 reverse stock split), a premium of 92% to the market price on that date. In connection therewith, the Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin.

ImmunityBio is conducting an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C).

In December 2022, Immunity Bio held a Type B meeting with the FDA to discuss the path for approval for this combination therapy for pancreatic cancer. The FDA advised ImmunityBio to conduct a randomized trial. This Phase 2, randomized, three-cohort, open-label study plans to evaluate the comparative efficacy and overall safety of standard-of-care chemotherapy versus low-dose chemotherapy in combination with PD-L1 t-haNK, Anktiva (N-803), and aldoxorubicin in subjects with locally advanced or metastatic pancreatic cancer (NCT04390399). Each treatment setting, as well as each first- and second-line or later maintenance treatment, will be evaluated independently as Cohorts A, B, and C, respectively, with Cohorts A and B having independent experimental and control arms. The primary objective of Cohorts A and B is progression-free survival (PFS) per RECIST V1.1, and the objective of Cohort C is overall survival (OS). Secondary objectives include initial safety and additional efficacy measures, including overall response rate (ORR), complete response (CR) rate, durability of response (DoR), disease control rate (DCR), and overall survival (OS)

In January 2023, ImmunityBio announced positive results in its non-randomized fully-enrolled metastatic pancreatic cancer study in third-line or greater subjects (QUILT 88) showing that the overall survival rate for patients continues to be double compared to historical survival rates after two or more prior lines of therapy. The results were presented at the American Society of Clinical Oncology Gastrointestinal (ASCO GI) conference in San Francisco January 19-21, 2023. The median OS in this highly advanced group of patients, up to seven lines (N=83) of treatment, was 5.8 months (95% CI: 4.9, 6.4 months), exceeding the approximately 2- to 3-month historical median OS. In the third-line setting (N=41), the median OS in this group was 6.3 months (95% CI: 5.0, 7.2 months), more than doubling the historical OS. The baseline median CA 19-9 level (a marker of metastatic pancreatic disease) of the enrolled subjects (N=83) was very high at 4120 IU/ml, a significant increase from normal levels of 40 IU/ml. In subjects with CA 19-9 levels less than 4120 IU/ml (N=40), the median OS was 6.9 months (95% CI: 5.7,10.9).

Aldoxorubicin has received Orphan Drug Designation (ODD) by the FDA for the treatment of soft tissue sarcoma (“STS”). ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

ImmunityBio also lists ongoing clinical studies in glioblastoma; it is currently reviewing its options in STS.

Molecular Chaperone Assets (Orphayzme)

In 2011, LadRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme A/S (“Orphazyme”, formerly Orphazyme ApS) in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol (the “2011 Arimoclomol Agreement”). Orphazyme transferred its rights and obligations under the 2011 Arimoclomol Agreement to KemPharm Denmark A/S (“KemPharm”), a wholly owned subsidiary of KemPharm Inc., in May 2022 (the “KemPharm Transaction”).

In May 2021, Orphazyme announced that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, reducing the maximum amount that LadRx currently has the right to receive under the 2011 Arimoclomol Agreement to approximately $100 million. Orphazyme also tested arimoclomol in Niemann-Pick disease Type C (“NPC”) and Gaucher disease, and following a Phase II/III trial submitted to the FDA a New Drug Application (‘NDA”) for the treatment of NPC with arimoclomol. On June 18, 2021, Orphazyme announced it had received a complete response letter (the “Complete Response Letter”) from the FDA indicating the need for additional data. In late October 2021, Orphazyme announced it held a Type A meeting with the FDA, at which the FDA recommended that Orphazyme submit additional data, information and analyses to address certain topics in the Complete Response Letter and engage in further interactions with the FDA to identify a pathway to resubmission. The FDA concurred with Orphazyme’s proposal to remove the cognition domain from the NPC Clinical Severity Scale (“NPCCSS”) endpoint, with the result that the primary endpoint is permitted to be recalculated using the 4- domain NPCCSS, subject to the submission of additional requested information which Orphazyme had publicly indicated that it intended to provide. To bolster the confirmatory evidence already submitted, the FDA affirmed that it would require additional in vivo or pharmacodynamic (PD)/pharmacokinetic (PK) data. Orphazyme planned to request a Type C Meeting with the FDA in the second quarter of 2022. Subject to discussions with the regulatory body, Orphazyme had publicly indicated that it planned to resubmit the NDA for arimoclomol in the second half of 2022.

Orphazyme had also submitted a Marketing Authorization Application (“MAA”) with the European Medicines Agency (the “EMA”). In February 2022, Orphazyme announced that although they had received positive feedback from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, they were notified by the CHMP of a negative trend vote on the MAA for arimoclomol for NPC following an oral explanation. In March 2022 Orphazyme removed its application with the EMA. Orphazyme had publicly indicated that it will assess its strategic options and provide an update to the market at the applicable time.

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm, a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system (“CNS”) diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm has indicated it plans on resubmitting the NDA for arimoclomol to the FDA in the third quarter of 2023. In February, 2023, KemPharm published positive data based on the recent completion of their four-year open-label safety trial that indicated arimoclomol may reduce the long-term progression of NPC. They plan on including these data as part of the updated NDA resubmission. It is also identifying a regulatory path forward with the EMA. KemPharm has recently re-branded to Zevra Therapeutics, Inc.

Innovive Acquisition Agreement

On September 19, 2008, we completed our merger acquisition of Innovive Pharmaceuticals, Inc. (“Innovive”), and its clinical-stage cancer product candidates, including aldoxorubicin and tamibarotene. Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. The earnout merger consideration, if any, will be payable in shares of our common stock, subject to specified conditions, or, at our election, in cash or by a combination of shares of our common stock and cash. Our common stock will be valued for purposes of any future earnout merger consideration based upon the trading price of our common stock at the time the earnout merger consideration is paid. The earnout will be accrued if and when earned. As of December 31, 2022 and 2021, no amounts were due under this agreement.

Commercialization and Marketing

We currently have no sales, marketing or commercial product distribution capabilities or experience in marketing products.

We are searching for a development and commercialization partner or a financing for our LADR drug candidates and do not currently plan on commercializing them ourselves. Over the past two years, we have been unable to attract either a development and commercial partner or a financing for this endeavor; however, we are continuing to pursue all possibilities.

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

As of December 31, 2022, we have three granted U.S. patents and twenty-five granted foreign patents, and two pending U.S. patent applications and thirty-eight pending foreign patent applications covering our LADRTM-related technology including LADR-7, LADR-8, LADR-9 and LADR-10. The un-extended patent term of patents that issue covering our LADRTM-related technology is between June 2036 and November 2038. We also have one pending US patent application and fourteen pending foreign patent applications covering our albumin companion diagnostic (ACDxTM). The un-extended patent term of patents that issue covering our ACDxTM is July 2039. The patents and patent applications covering our LADRTM-related technology, and ACDxTM are assigned to LadRx Corporation. In conjunction with our July 27, 2017, ImmunityBio licensing agreement, we granted ImmunityBio an exclusive license to all our aldoxorubicin-related patents, including the rights in three granted U.S. patents, twenty granted foreign patents and three pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin, and related technologies include an exclusive license from Vergell Medical, S.A (“Vergell”). Patents and applications that cover pharmaceutical compositions comprising aldoxorubicin and their use in treating cancer (including glioblastoma) have un-extended patent terms expiring between December 2033 and June 2034.

LICENSE AGREEMENTS

Aldoxorubicin

We are the licensee of patent rights held by KTB Tumorforschungs GmbH (“KTB”) for the worldwide development and commercialization of aldoxorubicin under a license agreement dated April 17, 2006. In February 2017, we received notice that KTB had transferred and assigned its rights and obligations under the license to Vergell. The license is exclusive and applies to all products that may be subject to the licensed intellectual property in all fields of use. We may sublicense the intellectual property in our sole discretion. Pursuant to an amendment to the license agreement entered into in March 2014, we also have a non-exclusive worldwide license to any additional technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.

Under the agreement, we must make payments to Vergell in the aggregate of up to $7.5 million upon meeting certain clinical and regulatory milestones, and up to and including the product’s second final marketing approval. We also agreed to pay:

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

Molecular Chaperone Assets

The agreement relating to our worldwide rights to arimoclomol provides for our payment up to an aggregate of $3.65 million upon receipt of milestone payments from KemPharm.

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

The FDA may also require the submission of a risk evaluation and mitigation strategy, or “REMS,” if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the product. A REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor must include a proposed REMS within its NDA submission.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities where the drug product or its API will be produced and the clinical trial sites, the FDA will either issue an approval letter or, in some cases, a complete response letter (“CRL”) that describes all of the specific deficiencies that the FDA has identified in the NDA. A CRL indicates that the review cycle of the application is complete but that the application will not be approved in its present form. The deficiencies identified may be minor (e.g., requiring labeling changes) or major (e.g., requiring additional clinical trials and/or other time-consuming and expensive measures to generate the requisite safety and/or efficacy data). After receiving a CRL, an applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter or withdraw the application. FDA will issue a letter within 30 days of an NDA resubmission acknowledging receipt and informing the applicant as follows. For resubmissions deemed to be complete responses to all deficiencies identified in the CRL, such letter will contain FDA’s designation of the resubmission as Class 1 or Class 2 (based on the nature of information received therein) and the corresponding due date by which it will take action (2 months for Class 1 resubmissions and 6 months for Class 2). If FDA does not find the resubmission to be a complete response to all CRL deficiencies, the FDA will inform the applicant, and the FDA’s “review clock” will not start until a complete response is received.

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

In addition, FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Changes to the manufacturing process, specifications or container closure system for an approved drug product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require, among other things, the investigation and correction of any deviations from cGMPs and the imposition of reporting and documentation requirements upon the NDA sponsor and any third-party manufacturers involved in producing the approved drug product. Accordingly, both sponsors and manufacturers must continue to expend time, money, and effort on systems relating to production and quality control to maintain cGMP compliance and other aspects of quality control and quality assurance, and to ensure ongoing compliance with other statutory requirements of the FDCA. We anticipate that the products we may commercialize in the United States (if any) will be manufactured by our strategic partners (including licensees) or contractors (including any third parties who may be engaged by us or one of our partners to conduct any commercialization activities, as well as downstream subcontractors, as applicable) and we may, thus, be subject to enforcement action for any such third parties’ failures to comply with the applicable postmarket regulations or otherwise be adversely affected by any of our partners’ or contractors’ compliance issues.

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

We and our manufacturers and other partners in development and/or (future) commercialization, as applicable, also will be subject to regulation under the Occupational Safety and Health Act, the National Environmental Policy Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act. We will also be subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials.

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

Employees

As of March 20, 2023, we had three full-time employees.

Available Information

We maintain a website at www.ladrxcorp.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission ( the “SEC”), as soon as is reasonably practicable after filing. Among other things, we post on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments and Code of Business Conduct and Ethics. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

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

Risks Associated With Our Business:

●	We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.
●	Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2022 expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations.
●	Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.
●	If KemPharm fails to successfully develop and commercialize arimoclomol, our business prospects will be materially adversely affected.
●	If ImmunityBio fails to successfully develop aldoxorubicin or our exclusive licensing arrangement with ImmunityBio is otherwise unsuccessful, our business prospects will be materially adversely affected.

Risks Associated With Drug Discovery and Development:

●	If the projected development goals for our product candidates are not achieved in the expected time frames, the commercialization of our products may be delayed and our business prospects may suffer. Our financial projections also may prove to be materially inaccurate.
●	The regulatory approval process is lengthy, time consuming and inherently unpredictable, and if our products or those we have sold or licensed are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	We may be unable to protect our intellectual property rights, which could adversely affect our ability to compete effectively.
●	If our product candidates infringe the rights of others, we could be subject to expensive litigation or be required to obtain licenses from others to develop or market them.
●	The results of pre-clinical studies or early clinical trials are not necessarily predictive of future results, and our ultra-high potency albumin-binding drug conjugates may not have favorable results in later clinical trials or receive regulatory approval.
●	Any products that we develop or are sold or licensed may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business.
●	Healthcare legislative reform measures could hinder or prevent the commercial success of our products and product candidates.
●	We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.
●	We will be required to pay substantial milestone and other payments relating to the commercialization of our products.
●	The COVID-19 pandemic and its ongoing effects could adversely impact our business and prospects, including active and planned clinical trials by ImmunityBio and KemPharm.
●	In the event of a dispute regarding our international drug development, it may be necessary for us to resolve the dispute in the foreign country of dispute, where we would be faced with unfamiliar laws and procedures.
●	Drug discovery is a complex, time-consuming and expensive process, and we may not succeed in creating new product candidates.
●	We have a limited operating history in drug discovery, which is inherently risky, and we may not succeed in addressing these risks.

General Risk Factors:

●	We are subject to intense competition, and we may not compete successfully.
●	We are subject to potential liabilities from clinical testing and future product liability claims.
●	We may be unable to successfully acquire additional technologies or products. If we require additional technologies or products, our product development plans may change and the ownership interests of our shareholders could be diluted.
●	The impact and results of our exploration of any strategic alternatives are uncertain and may not be successful.
●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
●	Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
●	You may experience future dilution as a result of future equity offerings or other equity issuances.
●	Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.
●	We cannot assure investors that our internal controls will prevent future material weaknesses.
●	We could be subject to legal actions that could adversely affect our financial condition.
●	Our anti-takeover measures may make it more difficult to change our management, or may discourage others from acquiring us, and thereby adversely affect stockholder value.
●	Our By-laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
●	We do not expect to pay any cash dividends on our common stock.

Risks Associated With Our Business

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. We incurred a net loss of $4.2 million for the year ended December 31, 2022 and $13.2 million for the year ended December 31, 2021 and had an stockholder deficit as of December 31, 2022 of $1.3 million. We are likely to continue to incur losses unless and until we are able to earn milestones and royalties from our existing licensing and sale agreements and/or conclude a successful strategic partnership or financing for our LADR™ technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected. These factors individually and collectively raise a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2022 expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.

Developing products and conducting clinical trials require substantial amounts of capital. We need to raise additional capital to fund our general and administrative expenses and, if we determine to develop products based on our LADR™ technology platform, we will need to raise additional capital to fund development of product candidates, prepare, file, prosecute, maintain, enforce and defend patent and other proprietary rights, and develop and implement sales, marketing and distribution capabilities. However, capital raising has been significantly challenging.

At December 31, 2022, we had cash and cash equivalents of approximately $1.4 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

If KemPharm fails to successfully develop and commercialize arimoclomol, our business prospects will be materially adversely affected.

In 2011, LadRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from the (“2011 Arimoclomol Agreement”). Orphazyme transferred its rights and obligations under the 2011 Arimoclomol Agreement to KemPharm in May 2022. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm indicated it plans on resubmitting the NDA for arimoclomol in the third quarter of 2023. It is also identifying a regulatory path forward with the EMA.

In May 2021, Orphazyme announced that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, reducing the maximum amount that LadRx currently has the right to receive under the 2011 Arimoclomol Agreement to approximately $100 million. Orphazyme also tested arimoclomol in Niemann-Pick disease Type C (“NPC”) and Gaucher disease, and following a Phase II/III trial submitted to the FDA a New Drug Application for the treatment of NPC with arimoclomol. On June 18, 2021, Orphazyme announced it had received the Complete Response Letter from the FDA indicating the need for additional data. In late October 2021, Orphazyme announced it held a Type A meeting with the FDA, at which the FDA recommended that Orphazyme submit additional data, information and analyses to address certain topics in the Complete Response Letter and engage in further interactions with the FDA to identify a pathway to resubmission. The FDA concurred with Orphazyme’s proposal to remove the cognition domain from the NPC Clinical Severity Scale (“NPCCSS”) endpoint, with the result that the primary endpoint is permitted to be recalculated using the 4- domain NPCCSS, subject to the submission of additional requested information which Orphazyme had publicly indicated that it intended to provide. To bolster the confirmatory evidence already submitted, the FDA affirmed that it would require additional in vivo or pharmacodynamic (PD)/pharmacokinetic (PK) data. Orphazyme planned to request a Type C Meeting with the FDA in the second quarter of 2022. Subject to discussions with the regulatory body, Orphazyme had publicly indicated that it planned to resubmit the NDA for arimoclomol in the second half of 2022.

Orphazyme had also submitted a Marketing Authorization Application (“MAA”) with the European Medicines Agency (the “EMA”). In February 2022, Orphazyme announced that although they had received positive feedback from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, they were notified by the CHMP of a negative trend vote on the MAA for arimoclomol for NPC following an oral explanation. In March 2022 Orphazyme removed its application with the EMA. Orphazyme had publicly indicated that it will assess its strategic options and provide an update to the market at the applicable time.

The potential revenue from our arrangement with KemPharm is based on contingent payments, which will depend upon their ability to achieve regulatory approvals and successfully market and sell products derived from arimoclomol. Our ability to realize the maximum amount of aggregate milestone payments initially set forth in our agreement with Orphazyme has been reduced by approximately $20 million due to Orphazyme’s unsuccessful pivotal studies of arimoclomol for ALS and IBM and subsequent decision to cease arimoclomol’s development with regard such indications. While Orphazyme has progressed further in connection with its development of arimoclomol for NPC (than for ALS or IBM), its efforts to obtain the FDA and EMA approvals needed to lawfully market arimoclomol for NPC in the United States and the EU, respectively, have been unsuccessful thus far and may never succeed. We will not be involved in this process and will depend entirely on KemPharm, which may fail to develop or effectively commercialize products derived from arimoclomol for many reasons, including if they:

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

If KemPharm does not obtain the regulatory approvals for arimoclomol that are necessary to trigger the corresponding milestone payments to us under our agreement, or if their research and development or commercialization efforts are, otherwise, unsuccessful, we will not realize the anticipated commercial benefits of the arrangement and our business prospects will be materially and adversely affected.

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

Furthermore, even if regulatory approvals are obtained, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMPs”), and good clinical practices(“cGCPs”), for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

We have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products, if approved. The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from infringing our patents in all countries outside the United States, or from selling or importing products that infringe our patents in and into the United States or other jurisdictions.

Indeed, several companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property rights, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights generally. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Moreover, the scope claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Changes in either the patent laws or interpretation of the patent laws may diminish the value of our or our collaborators’ patents or narrow the scope of such patent protection and could increase the uncertainties and costs surrounding the prosecution of our or any future collaborators’ patent applications and the enforcement or defense of any issued patents. Even if the patent applications we license or own do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non-infringing manner.

Some of our technologies and processes do not fulfill the requirements for patent or trademark protection or are not protected by patent or trademark rights for other reasons, e.g., secrecy. We therefore also rely on certain proprietary trade secrets and know-how, especially where we believe patent protection is not appropriate or obtainable. Trade secrets and know-how are difficult to protect. Although we have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and invention assignment agreements with our employees, consultants and some of our contractors, it is possible that these persons may disclose our trade secrets or know-how or that our competitors may independently develop or otherwise discover our trade secrets and know-how.

There is no guarantee, however, that such agreements will not be breached, that they will provide sufficient protection for our business secrets and proprietary information or that adequate remedies will be available in the event of an unauthorized use or disclosure of such information. It cannot be excluded that we do not have, or cannot enforce, legal remedies that are effective at economically acceptable costs. Further, the violation of a non-disclosure agreement might be difficult to prove because business secrets and know- how may be developed independently by, or become otherwise known to, third parties. In addition, it may be difficult to quantify the damages which have occurred and to obtain legal remediation, or to undo the damages caused, by legal remedies. Our failure to effectively protect our business secrets and know-how could have material adverse effects on our business, prospects, financial condition and results of operations.

If our product candidates infringe or otherwise violate the rights of others, we could be subject to expensive litigation or be required to obtain licenses from others to develop or market them.

Our commercial success also depends upon our ability, and the ability of any third party with which we may partner, to develop, manufacture, market and sell our product candidates and/or products, if approved, and use our patent-protected technologies without infringing the patents of third parties. There is considerable patent litigation in the biotechnology and pharmaceutical industries. As the biopharmaceutical industry expands and more patents are issued, we face increased risks that there may be patents issued to third parties that relate to our product candidates and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated.

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

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business.

Our current license agreements impose on us various development obligations, payment of royalties and fees based on achieving certain milestones as well as other obligations. If we fail to comply with our obligations under these agreements, the licensor may have the right to terminate the license. In addition, if the licensor fails to enforce its intellectual property, the licensed rights may not be adequately maintained. The termination of any license agreements or failure to adequately protect such license agreements could prevent us from commercializing our product candidates or possible future products covered by the licensed intellectual property. Any of these events could materially adversely affect our business, prospects, financial condition and results of operation.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Our employees may have been previously employed at other companies in the industry, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product(s), which would materially adversely affect our commercial development efforts.

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

Arimoclomol

The agreement relating to our worldwide rights to arimoclomol provides for our payment of up to an aggregate of $3.65 million upon receipt of milestone payments from Orphayzme A/S. On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm, a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm.

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

The COVID-19 pandemic and its ongoing effects could adversely impact our business and prospects, including active and planned clinical trials by ImmunityBio and KemPharm.

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

As the COVID-19 pandemic and its ongoing effects continue to evolve, the companies which we are working to develop and commercialize our products, ImmunityBio and KemPharm, could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic and its ongoing effects, which could cause delays in our potential timing of receipts of milestones and royalties within the disclosed time periods and expected costs. The disruptions to ImmunityBio and KemPharm could include:

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

The extent to which the COVID-19 pandemic and its ongoing effects may impact our business and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, new variants of the coronavirus, reinstatement of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic and its ongoing effects, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

We may be subject to inflationary risk

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

An overall tightening and increasingly competitive labor market in the U.S. employment market generally, especially in response to the COVID-19 pandemic, has been observed in the United States. Sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate and our overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as third-party outsourcing have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

As of December 31, 2022, we had outstanding stock options to purchase 1,765,108 shares of our common stock at a weighted-average exercise price of $6.83 per share and outstanding warrants to purchase 4,147 shares of common stock at a weighted-average exercise price of $33.60 per share. In addition, there are 2,752 shares of Series C 10% Convertible Preferred Stock outstanding that can be converted into 3,127,689 shares of common stock, as well as preferred investment options that can be exercised for up to 11,363,637 shares of common stock at an exercise price of $0.88 per share. These outstanding convertible instruments could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of these outstanding securities can be expected to exercise or convert them (as applicable) at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of these outstanding convertible instruments. For the life of these outstanding convertible instruments, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise or conversion (as applicable) of these outstanding convertible instruments will also dilute the ownership interests of our existing stockholders. Many of our outstanding warrants contain anti-dilution provisions pertaining to dividends with respect to our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would likewise be required to reduce the exercise price or conversion price (as applicable), and increase the number of shares underlying those convertible instruments, which would have a dilutive effect on our stockholders.

We have registered with the SEC the resale by the holders of some of the shares of our common stock issuable upon exercise or conversion (as applicable) of our outstanding convertible instruments. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.

On July 27, 2022, at our 2022 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to authorize the Board, in its discretion but prior to July 26, 2023, to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s Common Stock, at a ratio in the range of 1-for-2 to 1-for-100, with such ratio to be determined by the Board, and all outstanding shares of Series D Preferred Stock were automatically redeemed. As a result, no shares of Series D Preferred Stock remain outstanding. The stock split is not yet effective as of the date of this filing.

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

We have a stockholder rights plan and provisions in our amended and restated by-laws (the “Bylaws”), as amended, that are intended to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our Board. These provisions may discourage or prevent a person or group from acquiring us without the approval of our Board, even if the acquisition would be beneficial to our stockholders.

We have a classified Board, which means that at least two stockholder meetings, instead of one, will be required to effect a change in the majority control of our Board. This applies to every election of directors, not just an election occurring after a change in control. The classification of our board increases the amount of time it takes to change majority control of our Board and may cause potential acquirers to lose interest in a potential purchase of us, regardless of whether our purchase would be beneficial to us or our stockholders. The additional time and cost to change a majority of the members of our board of directors makes it more difficult and may discourage our existing stockholders from seeking to change our existing management in order to change the strategic direction or operational performance of our company.

At the 2022 Annual Meeting, a proposal (the “Declassification Proposal”) to declassify the structure of the Board was passed on a precatory basis, which advised the Board that a majority of our stockholders desired to end the classified Board structure in favor of the annual election of directors, in which each director standing for election will only be eligible to be elected for one-year terms. The Board plans to adopt a resolution approving and declaring the advisability of amending our governing documents to the extent necessary to remove provisions that provide for a classified Board, subject to approval by our stockholders at the 2023 annual meeting of the stockholders. If passed, such a proposal would provide for a rolling declassification of the Board to be completed by the 2026 annual meeting of the stockholders.

Our Bylaws provide that directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the outstanding shares of our capital stock then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause. Our Bylaws also provide that a stockholder must give us not fewer than 120 days but not more than 150 days’ notice of a proposal or director nomination that such stockholder desires to present at any annual meeting or special meeting of our stockholders. Such provision prevents a stockholder from making a proposal or director nomination at a stockholder meeting without us having advance notice of that proposal or director nomination. This could make a change in control more difficult by providing our directors with more time to prepare an opposition to a proposed change in control. By making it more difficult to remove or install new directors, these by-law provisions may also make our existing management less responsive to the views of our stockholders with respect to our operations and other issues such as management selection and management compensation.

We are subject to the anti-takeover provisions of Section 203 of the DGCL, which may also prevent or delay a takeover of us that may be beneficial to our stockholders.

Our Bylaws, as amended, designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim that is governed by the internal affairs doctrine. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our Bylaws. This choice-of-forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated by-laws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

The Series C Certificate of Designation contains covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

Covenants in the Certificate of Designation for our Series C 10% Convertible Preferred Stock (the Series C Certificate of Designation”) impose operating and financial restrictions on us. These restrictions prohibit or limit our ability to, among other things:

●	pay cash dividends to our stockholders, subject to certain limited exceptions;

●	redeem or repurchase our common stock or other equity; or

●	issue any classes of stock senior to the Series C Convertible Preferred Stock (the “Preferred Stock”) in right of dividends, redemption or distribution of assets upon certain liquidation events.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities.

We may issue additional classes of preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

We are authorized to issue shares of preferred stock in one or more series. In the past, we have issued shares of preferred stock, including shares of our Preferred Stock issued in 2021. Our Board may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 2,771 square feet of office and storage space and expires in February 2024, with a right to extend the term for an additional five-year period, subject to the terms and conditions set forth in the lease agreement. Our monthly rent is $14,340, subject to an annual increase of 3.5 percent. We also lease additional storage space for approximately 540 square feet. This lease expires in February 2024, and requires us to make monthly payments of $1,405, subject to annual increases of 2.5 percent. In March 2022, we entered into a sub-lease for our office space that provides for a monthly rental income of $8,867, subject to an annual increase of 3.5 percent.

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other matters arising from the normal course of business. On November 30, 2022, Jerald Hammann (“Hammann”) filed a complaint (the “Complaint”) against the Company, Mr. Caloz, and Mr. Kriegsman (together, “Defendants”) in the Court of Chancery of the State of Delaware, alleging various violations of a Cooperation Agreement, dated August 21, 2020, by and between the Company and Hammann. The Complaint alleges breaches of a provision limiting the Board’s ability to effect discretionary compensation and a non-disparagement provision. The Complaint further alleges a breach of a purported implied obligation that the Company disclose various internal records to Hammann. Defendants believe the Complaint is wholly without merit and have moved to dismiss the Complaint in its entirety. Defendants intend to litigate vigorously against Hammann’s claims.

We intend to vigorously defend against any complaint. We have directors’ and officers’ liability insurance, which will be utilized, after the deductible, in the defense of any matter involving our directors or officers.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The OTC Market under the symbol “LADX.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The OTC Market. The high and low prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2022:
Fourth Quarter	$0.21	$0.08
Third Quarter	$0.13	$0.08
Second Quarter	$0.34	$0.09
First Quarter	$0.67	$0.33

Fiscal Year 2021
Fourth Quarter	$0.83	$0.45
Third Quarter	$1.00	$0.54
Second Quarter	$3.21	$0.89
First Quarter	$0.83	$0.45

Holders

On March 20, 2023, there were approximately 180 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2022, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock, Warrants and Rights	Number of Securities Remaining Available for issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by our security holders:
2008 Stock Incentive Plan	1,265,108	$9.42	—
Equity compensation plans not approved by our security holders:
2019 Stock Incentive Plan	500,000	$0.26	—
Outstanding warrants (1)	4,167	$33.60	—
Total	1,769,275	$6.89	—

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

Recent Issuances of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2022.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2022.

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

Overview

LadRx is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, the Company’s discovery laboratory in Freiburg, Germany synthesized and tested over 75 rationally designed drug candidates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, and based on stability and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates. However, the Company’s research and development activities have been curtailed as they seek additional financing.

On June 1, 2018, the Company launched Centurion and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and, accordingly, the lab was closed at the end of January 2019.

On March 9, 2022, Centurion merged with and into LadRx, with LadRx absorbing all of Centurion’s assets and continuing after the Merger. The Merger was implemented through an agreement and plan of merger pursuant to Section 253 of the General Corporation Law of the State of Delaware and did not require approval from either our or Centurion’s stockholders. The Certificate of Ownership merging Centurion into LadRx was filed with the Secretary of State of Delaware on March 9, 2022.

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

LadRx is a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648. Our web site is located at www.ladrxcorp.com. We do not incorporate by reference into this Annual Report the information on, or accessible through, our website, and you should not consider it as part of this Annual Report.

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

The Company’s LADR™ development efforts are focused on two classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, LADR7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the auristatin and maytansinoid drug classes. Auristatin and maytansinoid are highly potent chemotoxins and require targeting to the tumor for safe administration to humans, as is the case for the FDA-approved drugs Adcetris (auristatin antibody-drug-conjugate by Seagen) and Kadcyla (maytansine antibody-drug-conjugate by Genentech). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which we believe will reduce clinical and regulatory costs and risks.

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

The first-generation LADR-based drug is called aldoxorubicin. Aldoxorubicin is the drug doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be safely administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio, and is currently in a Phase II registrational intent trial for pancreatic cancer. Aldoxorubicin is expected to enter a Phase I/II trial for glioblastoma in 2022 or 2023.

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

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR7, a manufacturing run under GMP must be completed and some toxicology studies completed using the GMP material must be completed in animals. Toxicology studies with LADR7 have already been completed with non-GMP manufactured drug. Management estimates that these final IND-enabling activities for LADR7 would take approximately 12 months to complete, once funded and initiated, and that first-in-human dosing would be achieved within approximately 6-9 months after completion of the IND-enabling studies. Management further estimates that the cost to manufacture GMP material for one LADR™ drug, for example LADR7, complete all pre-IND studies, and to obtain an IND could be approximately $2 million in direct costs, based on current estimates, representing a capital-efficient path to clinical entry.

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

Business Strategy for LADR™ Platform

Throughout 2022, with the assistance of oncology drug development experts, the Company has inventoried the IND-enabling data for LADRs 7-10, developed a strategy to complete the IND-enabling studies necessary for at least one LADR™ drug, and worked with vendors on establishing approximate time lines and costs to reach first-in-human dosing, inclusive of manufacturing, and completion of pre-IND studies and FDA filings, With this important groundwork completed, we believe that management is well situated to rapidly advance our next-generation LADR™ assets as soon as funding or partnering is achieved, and is working diligently to obtain funding and/or partnering of the LADR™ assets. Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and the Company is no longer directly working on the development of aldoxorubicin. As part of the license agreement, ImmunityBio made a strategic investment of $13 million in LadRx common stock at $6.60 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. In connection therewith, the Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at $6.60, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin.

ImmunityBio is conducting an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C).

In January 2023, ImmunityBio announced positive results in its fully-enrolled metastatic pancreatic cancer study in third-line or greater subjects (QUILT 88) showing that the overall survival rate for patients continues to be double compared to historical survival rates after two or more prior lines of therapy. The results were presented at the American Society of Clinical Oncology Gastrointestinal (ASCO GI) conference in San Francisco on January 19-21, 2023. The median OS in this highly advanced group of patients, up to seven lines (N=83) of treatment, was 5.8 months (95% CI: 4.9, 6.4 months), exceeding the approximately 2- to 3-month historical median OS. In the third-line setting (N=41), the median OS in this group was 6.3 months (95% CI: 5.0, 7.2 months), more than doubling the historical OS. The baseline median CA 19-9 level (a marker of metastatic pancreatic disease) of the enrolled subjects (N=83) was very high at 4120 IU/ml, a significant increase from normal levels of 40 IU/ml. In subjects with CA 19-9 levels less than 4120 IU/ml (N=40), the median OS was 6.9 months (95% CI: 5.7,10.9).

In December 2022, Immunity Bio held a Type B meeting with the FDA to discuss the path for approval of this combination therapy for pancreatic cancer. The FDA advised ImmunityBio to conduct a randomized trial. This Phase 2, randomized, three-cohort, open-label study plans to evaluate the comparative efficacy and overall safety of standard-of-care chemotherapy versus low-dose chemotherapy in combination with PD-L1 t-haNK, Anktiva (N-803), and aldoxorubicin in subjects with locally advanced or metastatic pancreatic cancer (NCT04390399). Each treatment setting, as well as each first- and second-line or later maintenance treatment, will be evaluated independently as Cohorts A, B, and C, respectively, with Cohorts A and B having independent experimental and control arms. The primary objective of Cohorts A and B is progression-free survival (PFS) per RECIST V1.1, and the objective of Cohort C is overall survival (OS). Secondary objectives include initial safety and additional efficacy measures, including overall response rate (ORR), complete response (CR) rate, durability of response (DoR), disease control rate (DCR), and overall survival (OS)

Aldoxorubicin has received ODD by the FDA for the treatment of STS. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

ImmunityBio also lists ongoing clinical studies in glioblastoma; it is currently reviewing its options in STS.

Molecular Chaperone Assets (Orphayzme)

In 2011, LadRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, to Orphazyme in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from the 2011 Arimoclomol Agreement. Orphazyme transferred its rights and obligations under the 2011 Arimoclomol Agreement to KemPharm in May 2022.

In May 2021, Orphazyme announced that the pivotal phase 3 clinical trial for arimoclomol in Amyotrophic Lateral Sclerosis did not meet its primary and secondary endpoints, reducing the maximum amount that LadRx currently has the right to receive under the 2011 Arimoclomol Agreement to approximately $100 million. Orphazyme also tested arimoclomol in NPC and Gaucher disease, and following a Phase II/III trial submitted to the FDA a NDA for the treatment of NPC with arimoclomol. On June 18, 2021, Orphazyme announced it had received a Complete Response Letter from the FDA indicating the need for additional data. In late October 2021, Orphazyme announced it held a Type A meeting with the FDA, at which the FDA recommended that Orphazyme submit additional data, information and analyses to address certain topics in the Complete Response Letter and engage in further interactions with the FDA to identify a pathway to resubmission. The FDA concurred with Orphazyme’s proposal to remove the cognition domain from the NPCCSS endpoint, with the result that the primary endpoint is permitted to be recalculated using the 4- domain NPCCSS, subject to the submission of additional requested information which Orphazyme had publicly indicated that it intended to provide. To bolster the confirmatory evidence already submitted, the FDA affirmed that it would require additional in vivo or pharmacodynamic (PD)/pharmacokinetic (PK) data. Orphazyme planned to request a Type C Meeting with the FDA in the second quarter of 2022. Subject to discussions with the regulatory body, Orphazyme had publicly indicated that it planned to resubmit the NDA for arimoclomol in the second half of 2022.

Orphazyme had also submitted a MAA with the EMA. In February 2022, Orphazyme announced that although they had received positive feedback from the CHMP of the EMA, they were notified by the CHMP of a negative trend vote on the MAA for arimoclomol for NPC following an oral explanation. In March 2022 Orphazyme removed its application with the EMA. Orphazyme has publicly indicated that it will assess its strategic options and provide an update to the market at the applicable time.

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm, a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm indicated it plans on resubmitting the NDA for arimoclomol in the first quarter of 2023. It is also identifying a regulatory path forward with the EMA.

Research and Development

There were no expenditures for research and development activities related to continuing operations in 2022 or 2021.

We do not currently project incurring any material research and development expenditures in 2023. Should the Company be successful in raising capital to further develop its LADR compounds along with a companion diagnostic, only then would the Company incur research and development expenditures.

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

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various contract research organizations (“ CROs”), in connection with conducting clinical trials of our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method is the best measure of the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates prove to be incorrect, clinical trial expenses recorded in any particular period could vary.

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

	As of December 31,
	2022	2021

Options to acquire common stock	1,765,108	2,827,829
Warrants to acquire common stock	4,167	4,167
Convertible preferred stock	3,127,689	9,363,637
Preferred Investment option	11,363,637	11,363,637
	16,260,601	23,559,270

Liquidity and Capital Resources

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2022, the Company incurred a net loss of $4.2 million, utilized cash in operations of $4.8 million, and the Company had a stockholders’ deficit of $1.3 million as of December 31, 2022. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. We also have received limited funding from our strategic partners and licensees. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows. We have approximately $1.2 million of contractual obligations in 2023 and expect to pay these out of the Company’s balance sheet cash. We have a total of approximately $1.9 million of material contractual obligations beyond 2023.

If ImmunityBio obtains marketing approval and successfully commercializes aldoxorubicin, we anticipate it will take two years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. There are also no certainties that KemPharm will be successful in obtaining FDA and EMA approval for arimoclomol or choose to commercialize arimoclomol. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to some or all of our existing equity holders. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials.

Discussion of Operating, Investing and Financing Activities

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $4.8 million, which was primarily the result of a net loss from operations of $4.2 million, plus $0.6 million in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to reductions of $1.0 million of accrued expenses, $0.5 million in accounts payable and $0.2 million in lease liabilities, offset by an increase in prepaid expenses and other current assets of $0.7 million, $0.2 million in accounts receivable and $0.2 million in amortization of right-of-use assets.

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

Cash Flows from Investing Activities

We purchased $1,000 of fixed assets in the year ended December 31, 2022 and $7,000 of fixed assets in the year ended December 31, 2021, and do not expect any significant capital spending during the next 12 months.

Cash Flows from Financing Activities

We paid dividends on the preferred shares of $0.6 million in the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2021 was $9.1 million, $9.2 million of which was related to the sale of our common stock, Preferred Stock and preferred investment options described in Note 2 of our audited financial statements contained in this Annual Report and $0.1 million from the exercise of stock options, offset by $0.2 million paid in respect of preferred stock dividend.

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

We do not have any off-balance sheet arrangements.

Results of Operations

We incurred a net loss of $4.2 million and $13.2 million for the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. All future licensing fees under our current licensing agreements are dependent upon the achievement of successful development milestones by our licensees.

General and Administrative

	Year Ended December 31,
	2022	2021
	(In thousands)
General and administrative expenses	$4,534	$5,966
Employee stock and stock option expense	11	—
Total	$4,545	$5,966

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding employee stock and stock option exercises, were $4.5 million and $6.0 million in the years ended December 31, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2022 and 2021 were approximately $15,000 and $14,000, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.

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

Liquidated Damages

On July 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) for aggregate gross proceeds of $10 million and net proceeds of approximately $9.2 million. The transaction closed on July 16, 2021. Under the Purchase Agreement, the Company sold and issued (i) 2 million shares of its common stock at a purchase price of $0.88 per share for total gross proceeds of approximately $1.76 million in a registered direct offering (the “Registered Direct Offering”) and (ii) 8,240 shares of Preferred Stock at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $8.24 million, in a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “July 2021 Offerings”). The shares of the Preferred Stock are convertible, upon shareholder approval as described below, into an aggregate of up to 9,363,637 shares of common stock at a conversion price of $0.88 per share. The Company also issued to the Investor an unregistered preferred investment option (the “Preferred Investment Option”) that allows for the purchase of up to 11,363,637 shares of common stock for additional gross proceeds of approximately $10 million if the Preferred Investment Option is exercised in full. The Preferred Investment Option has a term equal to five and one-half years commencing upon the Company increasing its authorized common stock following shareholder approval, which was increased on March 15, 2022, following approval by the stockholders at a special meeting held on March 15, 2022.

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

The Company was required to hold a special shareholders meeting to approve an increase in authorized common shares to allow for conversion of preferred shares. At the first such meeting, held on September 23, 2021, the proposal was not approved by shareholders. On March 15, 2022,the Company held a special meeting of stockholders, which was originally opened and subsequently adjourned on September 23, 2021, at which meeting the Company’s stockholders, by an affirmative vote of the majority of the Company’s outstanding shares of capital stock, approved the amendment to the Company’s Certificate of Incorporation to effect an increase in the number of shares of authorized common stock, par value $0.001 per share, from 41,666,666 shares to 62,393,940 shares, and to make a corresponding change to the number of authorized shares of capital stock in order to comply with the Company’s contractual obligations under a securities purchase agreement entered into on July 13, 2021 (the “Authorized Share Increase Amendment”).

On March 15, 2022, the Company filed a Certificate of Amendment to Restated Certificate of Incorporation with the Secretary of State of Delaware to effect the Authorized Share Increase Amendment.

For the year ended December 31, 2021, the Company incurred $1.1 million of liquidated damages, which included an accrual for estimated 2022 payments.

Interest Income

Interest income was $12,000 in the year ended December 31, 2022 and $17,000 in the year ended December 31, 2021. The variance between years is attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.

Known Trends, Events and Uncertainties

The future events that would have the most material impact on the Company relate to the Securities Purchase Agreement in which we are required to pay, on a quarterly basis, a 10% dividend on the outstanding shares of Preferred Stock, with an outstanding balance of $28 million as of December 31, 2022.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2022, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, together with the reports thereon of our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2022, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, as described further below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Edition). Based upon management’s assessment using the criteria contained in COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to have a material affect, on our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name(1)	Age	Class of Director(2)	Position
Jennifer K Simpson, Ph.D.	54	III	Chair of the Board(4)
Joel Caldwell	67	II	Director(3))
Cary Claiborne	62	I	Director(3) (4)
Stephen Snowdy, Ph.D.	54	—	Chief Executive Officer
John Y. Caloz	70	—	Chief Financial Officer and Senior Vice-President

(1)	Dr. Simpson was appointed Chair of the Board on July 27, 2022.

(2)	Our Class I director serves until the 2025 annual meeting of our stockholders; our Class II director serves until the 2023 annual meeting of our stockholders, and our Class III directors serve until the 2024 annual meeting of our stockholders.

(3)	Members of our Audit Committee. Mr. Caldwell is Chairman of the Committee.

(4)	Members of our Compensation Committee. Mr. Claiborne is Chairman of the Committee.

Joel Caldwell joined our Board on July 12, 2017. Mr. Caldwell brings more than 30 years of experience in tax matters, finance, and internal auditing. Mr. Caldwell retired from Southern California Edison, one of the nation’s largest public utilities, where he had been employed for 28 years in various executive-level accounting and finance positions covering Internal Audits, Executive Compensation, Long Term Finance, Employee Benefits and, most recently prior to his retirement, Sarbanes-Oxley Internal Controls Compliance. He also worked in public accounting at the firm of Arthur Andersen & Co. In 1980, Mr. Caldwell earned his MBA with a major in finance from the University of California at Berkeley. Prior to that, Mr. Caldwell received a Bachelor of Science degree in Accounting and Finance, also from the University of California at Berkeley. Mr. Caldwell has been a Certified Public Accountant in California since 1982 and a Certified Internal Auditor since 1986. Mr. Caldwell volunteers his business skills, serving as a financial advisor on the board of trustees of a charitable organization, and continues his involvement with track and field sports by volunteering as a meet official at Pacific Palisades Charter High School. Mr. Caldwell is a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Caldwell was appointed Lead Director on January 3, 2022.

Mr. Caldwell’s diverse background in accounting, auditing and finance, along with his accreditation as a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants will provide the board with a balanced perspective to enhance its stewardship and fulfill his role as the named financial expert on our Audit Committee.

Jennifer Simpson, Ph.D. joined our Board in July 2021. She was appointed Chair of the Board on July 27, 2022. Dr. Simpson serves as President and Chief Executive Officer and as a member of the board of directors of Panbela Therapeutics since July 2020. She most recently served as President and Chief Executive Officer and as a member of the board of directors of Delcath Systems, Inc. from 2015 to June 2020. She had previously held various other leadership roles at Delcath since 2012. From 2011 to 2012, Dr. Simpson served as Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From 2009 to 2011, Dr. Simpson served as Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. From 2006 to 2008, Dr. Simpson served as Product Director, Oncology Therapeutics Marketing at Ortho Biotech (now Janssen Biotech), a Pennsylvania-based biotech company that focuses on innovative solutions in immunology, oncology and nephrology. Earlier in her career, Dr. Simpson spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson has served on the board of directors and nominating and corporate governance committee of Eagle Pharmaceuticals, Inc. since August 2019. has been a director since July 2002 and has served as the Chairman of the Board’s Compensation Committee since December 2016. Dr. Simpson’s experience in the field of clinical development and oncology will be very helpful to the Board and the Company.

Cary Claiborne has served on the Board of Directors of NeuroSense Therapeutics since December 2021, where he also serves as chair of the audit committee. Mr. Claiborne has served as the Chief Executive Officer since August 18, 2022 and prior to that as Chief Operating officer since December 2021 and a director since November 2021 for Adial Pharmaceuticals Inc. a public biopharmaceutical company. Prior to joining Adial, Mr. Claiborne served as the CEO of Prosperity Capital Management, LLC, a US based Private Investment and Advisory firm that he founded. From 2014 until 2017, Mr. Claiborne served as the Chief Financial Officer and board member of Indivior PLC. a public global commercial stage pharmaceutical company. Mr. Claiborne was also a director on the Board of Directors of New Generation Biofuels Inc. and MedicAlert Foundation, where he also served as the chair of the audit and finance committees. From 2011 to 2014, Mr. Claiborne was the Chief Financial Officer of Sucampo Pharmaceuticals Inc., a public global biopharmaceutical company focused on drug discovery, development, and commercialization. Mr. Claiborne graduated from Rutgers University with a B.A. in Business Administration. He also holds an M.B.A from Villanova University and was previously a NACD Governance Fellow. His diverse background in the pharmaceutical industry and finance will provide the board with a balanced perspective and will be very helpful to the Board and the Company.

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

Diversity

Our Board is responsible for assembling for stockholder consideration director-nominees who, taken together, have appropriate experience, qualifications, attributes, and skills to function effectively as a board. The Board periodically reviews its composition in light of our changing requirements, its assessment of its performance, and the input of stockholders and other key constituencies. The Board looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to board service. In addition, they seek to include on the Board a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the Board confronts. These individual qualities can include matters such as experience in our company’s industry, technical experience (i.e., medical or research expertise), experience gained in situations comparable to the company’s, leadership experience, and relevant geographical diversity.

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

Our Board currently has two committees, the Audit Committee, in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Securities Act”), and the Compensation Committee. The Audit Committee consists of Mr. Caldwell and Mr. Claiborne. The Chairman of the Audit Committee is Mr. Caldwell. The Compensation Committee consists of Mr. Claiborne and Dr. Simpson. Mr. Claiborne is the Chairman of the Compensation Committee. The Audit Committee and the Compensation Committee operate under formal charters that govern their duties and conduct. Copies of the charters are available on our website at www.ladrx.com.

Our Board has determined that Mr. Caldwell, one of the independent directors serving on our Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules. Our Board has determined that Mr. Claiborne and Mr. Caldwell are “independent” under the current independence standards of both The OTC Market and the SEC.

In the year ended December 31, 2022, the Board met five times, the Audit Committee met four times and the Compensation Committee met twice.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Each of our executive officers and directors and persons who own more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. To our knowledge, based solely on our review of copies of reports we have received and written representations from certain reporting persons, we do not believe that there were any delinquent filers. We believe our directors and executive officers and greater than 10% shareholders for the year ended December 31, 2022 complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics applicable to all employees, including our principal executive officer, principal financial officer and principal accounting officer, a copy of which is available on our website at www.ladrx.com. We will furnish, without charge, a copy of our Code of Ethics upon request. Such requests should be directed to Attention: Corporate Secretary, 11726 San Vicente Boulevard, Suite 650, Los Angeles, California, or by telephone at 310-826-5648.

Board Structure

Our Certificate of Incorporation and our Bylaws provide for the classification of our directors into three classes, which we refer to as Class I, Class II and Class III, with each class to consist as nearly as possible of an equal number of directors. Our Class I director serves until the 2025 annual meeting of our stockholders, our Class II director serves until the 2023 annual meeting of our stockholders, and our Class III director serves until the 2024 annual meeting of our stockholders.

On July 27, 2022, our Board appointed Dr. Simpson as Chair of the Board. The Chair of the Board presides at all meetings of our Board (but not at its executive sessions), and exercises and performs such other powers and duties as may be assigned to him or her from time to time by the Board or prescribed by our Bylaws. On March 8, 2022, Dr. Ignarro, our previous Chairman of the Board, tendered his resignation from the Board, effective immediately prior to the 2022 Annual Meeting.

At the 2022 Annual Meeting, the Declassification Proposal to declassify the structure of the Board was passed on a precatory basis, which advised the Board that a majority of our stockholders desired to end the classified Board structure in favor of the annual election of directors, in which each director standing for election will only be eligible to be elected for one-year terms. The Board plans to adopt a resolution approving and declaring the advisability of amending our governing documents to the extent necessary to remove provisions that provide for a classified Board, subject to approval by our stockholders at the 2023 annual meeting of the stockholders. If passed, such a proposal would provide for a rolling declassification of the Board to be completed by the 2026 annual meeting of the stockholders.

Board of Directors Role in Risk Oversight

In connection with its oversight responsibilities, our Board, including the Audit Committee, periodically assesses the significant risks that we face. These risks include, but are not limited to, financial, technological, competitive, and operational risks. Our Board administers its risk oversight responsibilities through our Chief Executive Officer and Chief Financial Officer who review and assess the operations of our business, as well as operating management’s identification, assessment and mitigation of the material risks affecting our operations.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2022 and 2021 by Stephen Snowdy, Steven A. Kriegsman and John Y. Caloz, who were considered our “Named Executive Officers” for the year ended December 31, 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Option Awards ($)		All Other Compensation ($)		Total ($)
Stephen Snowdy, Ph.D.(1)
Chief Executive Officer	2022	488,063	75,000	—	(5)	—		563,063
	2021	—	—	—		—		—

Steven A. Kriegsman (1)
Former Chief Executive Officer	2022	—	—	—		—	(3)	—
	2021	850,000	150,000	—		6,013,700	(4)	7,013,700

John Y. Caloz
Chief Financial Officer, Treasurer and Senior Vice-President	2022	400,000	100,000	—		—		500,000
	2021	400,000	100,000	—		—		500,000

(1)	Mr. Kriegsman stepped down from his position as Chief Executive Officer as of January 3, 2022.

(2)	Bonuses paid to Dr. Snowdy, the current Chief Executive Officer were paid on a quarterly basis, beginning April 10, 2022 and the bonus paid to Mr. Caloz was paid in full in December of each applicable year.

(3)	Mr. Kriegsman received a settlement payment of $6 million pursuant to the General Release and Separation Agreement (the “Kriegsman Separation Agreement”), dated January 3, 2022, by and between the Company and Mr. Kriegsman. The settlement payment was remitted to the payroll service in December 2021 and paid to Mr. Kriegsman on January 3, 2022.

(4)	$13,700 represents life insurance premiums.

(5)	On January 10, 2022, Dr. Snowdy was granted Stock Appreciation Rights (“SARs”) relating to the appreciation of 300,000 shares of common stock of the Company at an exercise price of $0.64, the fair market value on the date of grant. These SARs vest equally over three years on the annual anniversary of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2022 issued under our 2008 Plan and our 2019 Plan:

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

2022 Grants of Plan-Based Awards

No stock options or restricted stock were granted in 2022.

2008 Stock Incentive Plan and the 2019 Stock Incentive Plan

The purpose of our 2008 Stock Incentive Plan, (the “2008 Plan”), and our 2019 Stock Incentive Plan, (the “2019 Plan”), and together with the 2008 Plan, (the “Plans”) is to promote our success and enhance our value by linking the personal interests of our employees, officers, consultants and directors to those of our stockholders. The 2008 Plan was adopted by our Board on November 21, 2008 and by our stockholders on July 1, 2009 with certain amendments to the 2008 Plan having been subsequently approved by our Board and stockholders. The 2019 Plan was adopted by our Board on November 15, 2019.

2008 Plan and the 2019 Plan Descriptions

The Plans are administered by the Compensation Committee of our Board. The Compensation Committee has the power, authority and discretion to:

●	designate participants;

●	determine the types of awards to grant to each participant and the number, terms and conditions of any award;

●	establish, adopt or revise any rules and regulations as it may deem necessary or advisable to administer the Plans; and

●	make all other decisions and determinations that may be required under, or as the Compensation Committee deems necessary or advisable to administer, the Plans.

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

Employment Agreements and Potential Payment upon Termination or Change in Control

Employment Agreements with Stephen Snowdy

2022 Snowdy Employment Agreement

On January 3, 2022, the Company entered into an employment agreement, effective January 10, 2022 (the “Effective Date”), with Dr. Stephen Snowdy, under which the Company agreed to employ Dr. Snowdy as its Chief Executive Officer through December 31, 2022 (the “Snowdy Employment Agreement”). Pursuant to the Snowdy Employment Agreement, Dr. Snowdy is entitled to a base annual salary of $500,000. Dr. Snowdy also is entitled to receive a signing bonus of $100,000, payable in four quarterly installments, with the first installment to be paid on the date that is 90 days following the Effective Date, and an annual bonus to be determined by the Board in its sole discretion, based on certain performance criteria as established by the Board, with such bonus payable no later than the last regular payroll in 2022. Dr. Snowdy is also eligible to receive a bonus of up to 3.0% of the amount of non-broker assisted funding raised to fund Centurion on terms acceptable to both the Board of Centurion and LadRx. The Snowdy Employment Agreement also entitles Dr. Snowdy to receive customary benefits and reimbursement for ordinary business expenses. In connection with Dr. Snowdy’s appointment and as a further inducement to enter into the Snowdy Employment Agreement, the Company granted Dr. Snowdy 300,000 cash-based stock appreciation rights with a base price equal to the closing price of the Company’s common stock on the date of grant, subject to the terms and conditions of the Company’s form of cash-based stock appreciation rights agreement, which terms shall include vesting in three substantially equal tranches on the first, second and third anniversary of the Effective Date.

Under the Snowdy Employment Agreement, Dr. Snowdy is also eligible to receive nonqualified stock options equal to 2% of the fully diluted common stock of Centurion with an exercise price equal to the fair market value of Centurion on the date of grant, subject to the terms and conditions of a grant agreement. In the event Dr. Snowdy’s employment is terminated without “cause” or due to “disability” (each term as defined in the Snowdy Employment Agreement) or death, the Company has agreed to (i) pay Dr. Snowdy or his heirs or personal representatives, as applicable, a lump-sum severance amount equal to six months’ base annual salary, or twelve months’ base annual salary if Dr. Snowdy’s employment is terminated without “cause” following a “change in control” (each term as defined in the Snowdy Employment Agreement), and (ii) continue the participation, at the Company’s cost, for a period of six months, or twelve months if the Snowdy Employment Agreement is terminated without “cause” following a “change in control”, of Dr. Snowdy and his dependents in the employee benefits plan in which Dr. Snowdy was participating. In the event Dr. Snowdy’s employment is terminated without “cause”, all of Dr. Snowdy’s vested stock options and any other vested equity awards will remain exercisable for their full term notwithstanding the termination of his employment. In the event Dr. Snowdy’s employment is terminated due to Dr. Snowdy’s “disability” or death, all of Dr. Snowdy’s unvested stock options and other equity awards based on the Company’s securities will immediately vest in full and all of Dr. Snowdy’s stock options and any other equity awards will remain exercisable for their full term notwithstanding the termination of his employment. Dr. Snowdy may also terminate the Employment Agreement for good reason.

2023 Snowdy Employment Agreement

On December 30, 2022, the Company entered into a new employment agreement with Dr. Stephen Snowdy, effective as of January 1, 2023 (the “2023 Snowdy Employment Agreement”), pursuant to which the Company agreed to continue to employ Dr. Snowdy as its Chief Executive Officer through December 31, 2025, unless terminated sooner in accordance with the terms of the 2023 Snowdy Employment Agreement (the “Snowdy Term”). In the event that Dr. Snowdy’s employment has not been terminated and the Company has not offered to extend or renew Dr. Snowdy’s employment under the 2023 Snowdy Employment Agreement upon expiration of the Snowdy Term, in lieu of any other severance benefits as provided in the 2023 Snowdy Employment Agreement, the Company shall continue to pay Dr. Snowdy his salary commencing on the final date of the Snowdy Term and ending on (a) June 30, 2026, or (b) the date of Dr. Snowdy’s re-employment with another employer, whichever is earlier; provided that Dr. Snowdy shall have executed and delivered to the Company a General Release of All Claims. Pursuant to the 2023 Snowdy Employment Agreement, Dr. Snowdy is entitled to receive an annual salary of $520,000, less applicable payroll deductions and tax withholdings. Dr. Snowdy also is eligible for an annual target performance based bonus (the “Snowdy Target Bonus”), equal to 50% of Dr. Snowdy’s annual salary during the Snowdy Term, with such bonus dependent in part on the Company’s performance and the Compensation Committee’s discretion in assessing Dr. Snowdy’s individual performance in relation to his objectives as determined by the Company’s Board of Directors and the overall performance and status of the Company, payable no later than February 28th of the calendar year following the calendar year in which the Snowdy Target Bonus relates.

The 2023 Snowdy Employment Agreement also entitles Dr. Snowdy to receive customary benefits and reimbursement for ordinary business expenses. In the event Dr. Snowdy’s employment is terminated without cause, due to disability or death, or due to good reason by Dr. Snowdy (each term as defined in the 2023 Snowdy Employment Agreement), the Company has agreed to, among other things, (i) pay Dr. Snowdy or his heirs or personal representatives, as applicable, a lump-sum severance amount equal to twelve months’ base annual salary and an amount equal to the prorated portion of the Snowdy Target Bonus for the year in which the termination occurred based on the number of days Dr. Snowdy was employed, or an amount equal to eighteen months’ annual salary and the full Snowdy Target Bonus amount if such termination occurs within six months prior to or within twelve months following a change in control; and (ii) reimburse Dr. Snowdy and his dependents all premiums associated with Dr. Snowdy’s continuation of health insurance pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”), subject to certain conditions. In the event Dr. Snowdy’s employment is terminated without cause or by Dr. Snowdy due to good reason, all of Dr. Snowdy’s vested stock options and any other vested equity awards will remain exercisable for their full term notwithstanding the termination of his employment. In the event Dr. Snowdy’s employment is terminated due to disability or death, all of Dr. Snowdy’s unvested stock options and other equity awards based on the Company’s securities will immediately vest in full and all of Dr. Snowdy’s stock options and any other equity awards will remain exercisable for their full term notwithstanding the termination of his employment.

Employment Agreements with John Y. Caloz

John Y. Caloz is employed as our Chief Financial Officer, Treasurer and Senior Vice-President pursuant to an employment agreement (the “Caloz Employment Agreement”) dated as of December 16, 2021 that expired on December 31, 2022. Mr. Caloz is paid an annual base salary of $400,000 and is eligible to receive an annual bonus as determined by our Board (or our Compensation Committee) in its sole discretion, but not to be less than $100,000. In the event we terminate Mr. Caloz’s employment without cause (as defined in the Caloz Employment Agreement), we have agreed to pay him a lump-sum equal to his accrued but unpaid salary and vacation, plus an amount equal to six months’ salary under his employment agreement.

Pursuant to the Caloz Employment Agreement, if the Company does not offer to renew or extend the Caloz Employment Agreement, and that Mr. Caloz’s employment had not theretofore been terminated, we will continue to pay him his annual salary thereunder during the period commencing upon expiration of the Caloz Employment Agreement and ending on June 30, 2023.

2023 Caloz Employment Agreement

On December 30, 2022, the Company entered into a new employment agreement with John Y. Caloz, effective January 1, 2023 (the “2023 Caloz Employment Agreement”), pursuant to which the Company agreed to continue to employ Mr. Caloz as its Chief Financial Officer and Senior Vice President through December 31, 2025, unless terminated sooner in accordance with the 2023 Caloz Employment Agreement (the “Caloz Term”). In the event that Mr. Caloz’s employment has not been terminated and the Company has not offered to extend or renew Mr. Caloz’s employment under the 2023 Caloz Employment Agreement upon expiration of the Caloz Term, in lieu of any other severance benefits as provided in the 2023 Caloz Employment Agreement, the Company shall continue to pay Mr. Caloz his salary commencing on the final date of the Caloz Term and ending on (a) June 30, 2026, or (b) the date of Mr. Caloz’s re-employment with another employer, whichever is earlier; provided that Mr. Caloz shall have executed and delivered to the Company a General Release of All Claims. Pursuant to the 2023 Caloz Employment Agreement, Mr. Caloz is entitled to receive an annual salary of $416,000, less applicable payroll deductions and tax withholdings. Mr. Caloz also is eligible for an annual target performance-based bonus (the “Caloz Target Bonus”), equal to 40% of Mr. Caloz’s annual salary during the Caloz Term, with such bonus dependent in part on the Company’s performance and the Compensation Committee’s discretion in assessing Mr. Caloz’s individual performance in relation to his objectives as determined by the Board and the overall performance and status of the Company, payable no later than February 28th of the calendar year following the calendar year in which the Caloz Target Bonus relates.

The 2023 Caloz Employment Agreement also entitles Mr. Caloz to receive customary benefits and reimbursement for ordinary business expenses. In the event Mr. Caloz’s employment is terminated without cause, due to disability or death, or due to good reason by Mr. Caloz (each term as defined in the 2023 Caloz Employment Agreement), the Company has agreed to, among other things, (i) pay Mr. Caloz or his heirs or personal representatives, as applicable, a lump-sum severance amount equal to twelve months’ base annual salary and an amount equal to the prorated portion of the Caloz Target Bonus for the year in which the termination occurred based on the number of days Mr. Caloz was employed, or an amount equal to eighteen months’ annual salary and the full Caloz Target Bonus amount if such termination occurs within six months prior to or within twelve months following a change in control; and (ii) reimburse Mr. Caloz and his dependents for all Medicare premiums and premiums associated with Mr. Caloz continuation of health insurance pursuant to COBRA, subject to certain conditions. In the event Mr. Caloz’s employment is terminated without cause or by Mr. Caloz due to good reason, all of Mr. Caloz’s vested stock options and any other vested equity awards will remain exercisable for their full term notwithstanding the termination of his employment. In the event Mr. Caloz’s employment is terminated due to disability or death, all of Mr. Caloz’s unvested stock options and other equity awards based on the Company’s securities will immediately vest in full and all of Mr. Caloz’s stock options and any other equity awards will remain exercisable for their full term notwithstanding the termination of his employment.

Quantification of Termination Payments and Benefits

In January 2022, in connection with the Kriegsman Separation Agreement, Mr. Kriegsman’s executive employment agreement (the “Kriegsman Employment Agreement”), dated as of March 26, 2019 by, and between the Company and Mr. Kriegsman, was terminated; provided, however, that certain surviving customary confidentiality provisions and milestone and royalty payments as defined in the Kriegsman Employment Agreement remain in full force and effect. Pursuant to the Kriegsman Separation Agreement, Mr. Kriegsman received a lump sum cash payment equal to approximately $6.0 million. This amount was accrued in the Company’s financial results for the year ended December 31, 2021; however the payment was made in January 2022. In addition, Mr. Kriegsman was entitled to receive continuing health benefits and life insurance premiums for 2022 and 2023 at an approximate cost of $43,000 per year. These future payments were also accrued in the Company’s financial results for the year ended December 31, 2021.

Compensation of Directors

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of stockholders. Periodically, our Board reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant. For 2023, the Board implemented an increase of 4 percent in their compensation.

The non-employee director who serves as Chair of the Board receives a quarterly retainer of $6,250. Our non-employee directors receive a quarterly retainer of $6,000 (plus an additional $5,000 for the Chairmen of the Audit and Compensation Committees), a fee of $4,000 for each Board meeting attended ( or $750 for Board actions taken by unanimous written consent) and $3,000 for each meeting of the Audit Committee and $2,500 for each meeting of the Compensation Committee attended. Non-employee directors who serve as the chairman of a board committee receive an additional $3,000 for each Audit Committee meeting they chair and an additional $4,500 for each Compensation Committee meeting they chair and the non-employee director who serves as chairperson of the Board receives an additional $4,000 for each meeting attended. These fees will increase by 4 percent commencing January 2023.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2022:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
Louis Ignarro, Ph.D., Former Chairman of the Board	71,000	71,000
Cary Claiborne, Director	31,000	31,000
Joel Caldwell, Director	98,250	98,250
Jennifer Simpson, Ph.D., Chair of the Board (3)	69,416	69,416

(1)	On January 3, 2022, Mr. Kriegsman stepped down as Chairman of the Board and Dr. Ignarro was appointed Chairman of the Board. On July 27, 2022, Dr. Simpson replaced Dr. Ignarro as Chair of the Board following Dr. (Ignarro’s resignation from the Board. Dr. Claiborne was appointed to the Board effective July 27, 2022. For information relating to Mr. Kriegsman’s compensation as Chief Executive Officer, see the Summary Compensation Table above. Mr. Kriegsman resigned from his position as director on March 8, 2022.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

(3)	On December 15, 2021, Dr. Simpson was granted SARs relating to the appreciation of 50,000 shares of common stock of the Company at an exercise price of $0.45, the fair market value of the Company’s common stock on the date of grant. The SARs vested in full on December 15, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March [22], 2023 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the Named Executive Officers listed in the Summary Compensation Table under Item 11 who were serving as Named Executive Officers as of March [22], 2023; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March [22], 2023 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 46,587,391 shares of our common stock outstanding as of March [22], 2023. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership (Common Stock)	Percent of Class (Common Stock)
Named Executive Officers and Directors
Cary Claiborne	—		%
Joel Caldwell	335,373	*	(1)
Jennifer Simpson, Ph.D.	25,000	*
Stephen Snowdy, Ph.D.	—	0.0%
John Y. Caloz	575,758	1.2	%(2)
All executive officers and directors as a group (five persons)	5,194,932	2.0	%(3)

5% Beneficial Owners
Armistice Capital, LLC	4,624,309	9.9	%(4)

(1)	Includes 60,000 shares subject to options.

(2)	Includes 575,001 shares subject to options.

(3)	Includes 635,001 shares subject to options.

(4)	Based on the Schedule 13(G/A) filed on February 14, 2023.

(5)	The address of each of the below listed Named Executive Officers and directors is the Company’s business address located at 11726 San Vicente Blvd, Ste 650, Los Angeles, CA 90049.

Equity Compensation Plans

The information required is incorporated herein by reference to Item 5 of this Annual Report relating to our Equity Compensation Plans as set forth on page 38.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although the Company is no longer listed on The NASDAQ Capital Market, our Board has determined that Dr. Simpson, Mr. Caldwell and Mr. Claiborne are “independent” under the current independence standards of both The NASDAQ Capital Market and the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our Board. Our Board has determined that Mr. Claiborne and Mr. Caldwell also are “independent” for purposes of service as the members of our Audit Committee. In making these determinations, our Board has broadly considered all relevant facts and circumstances, recognizing that material relationships can include commercial, banking, consulting, legal, accounting, and familial relationships, among others.

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

As a result, the procedures followed by the Audit Committee to evaluate transactions with related persons require:

●	that all related person transactions, all material terms of the transactions, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction must be communicated to the Audit Committee; and

●	that all related person transactions, and any material amendment or modification to any related person transaction, be reviewed and approved or ratified by the Audit Committee, as required by OTC Market Rules.

Our Audit Committee will evaluate related person transactions based on:

●	information provided by members of our Board in connection with the required annual evaluation of director independence;

●	pertinent responses to the Directors’ and Officers’ Questionnaires submitted periodically by our officers and directors and provided to the Audit Committee by our management; and

●	any other relevant information provided by any of our directors or officers.

●	In connection with its review and approval or ratification, if appropriate, of any related person transaction, our Audit Committee is to consider whether the transaction will compromise standards included in our Code of Ethics. In the case of any related person transaction involving an outside director or nominee for director, the Audit Committee also is to consider whether the transaction will compromise the director’s status as an independent director as prescribed in the OTC Market Rules.

In connection with Mr. Kriegsman’s resignation as the Company’s Chief Executive Officer, the Company and Mr. Kriegsman entered into the Kriegsman Separation Agreement, which was approved by the Board in December 2021. Mr. Kriegsman received a settlement payment of $6 million pursuant to the Kriegsman Separation Agreement. The settlement payment was remitted to the payroll service in December 2021 and paid to Mr. Kriegsman on January 3, 2022.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Weinberg & Company (“Weinberg”), served as our independent registered public accounting firm and audited our consolidated financial statements for the years ended December 31, 2022 and 2021.

The fees for the year ended December 31, 2022 from Weinberg for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our unaudited consolidated financial statements were approximately $125,000. The fees for the year ended December 31, 2021 from Weinberg for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our unaudited consolidated financial statements and registration statements on Form S-3 were approximately $130,000.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed by Weinberg for professional services for tax compliance were approximately $26,000 for the year ended December 31, 2022.

All Other Fees

No other services were rendered by Weinberg in either year ended December 31, 2022 or 2021.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by Weinberg for the years ended December 31, 2022 and 2021.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this 10-K:

(1) Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-26 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

All schedules are omitted because they are not required, not applicable, or the information is provided in the consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index to this Annual Report, which is incorporated herein by reference.

CytRx Corporation

Form 10-K Exhibit Index

		Incorporated By Reference to			Filed /
Exhibit Number	Description	Form	Exhibit	Filing Date	Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	8-K	2.1	6/9/2008
3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	10-K	3.1	3/13/2012
3.2	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/15/2012
3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	11/1/2017
3.4	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	3/16/2022
3.5	Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock	8-K	3.2	12/19/2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock	8-K	3.3	12/19/2019
3.7	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	11/17/2020
3.8	Amended and Restated By-Laws of CytRx Corporation, effective November 12, 2020 and Amendment No. 1 to the Amended and Restated Bylaws of dated May 19, 2022.	8-K	3.3	5/19/2022
3.9	Certificate of the Designations, Powers, Preferences and Rights of Series C 10.00% Convertible Preferred Stock	8-K	3.1	7/15/2021
3.10	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	3/16/2022
3.11	Certificate of Correction to the Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.3	5/19/2022
3.12	Certificate of Designation of Series D Preferred Stock	8-K	3.1	5/19/2022

		Incorporated By Reference to			Filed /
Exhibit Number	Description	Form	Exhibit	Filing Date	Furnished Herewith
3.13	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	9/23/2022
4.1	Amended and Restated Rights Agreement, dated as of November 16, 2020, by and between CytRx Corporation and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	11/17/2020
4.3	Form of Preferred Investment Option	8-K	4.1	7/15/2021
4.4	Description of Securities	10-K	4.4	3/23/2022
10.1+	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	10-K	10.6	3/13/2012
10.1.2+	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/20/2016
10.1.3+	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.11	3/11/2016
10.1.4+	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.12	3/11/2016
10.1.5+	Form of Non-qualified Stock Option for grants to Steven A. Kriegsman and Daniel J. Levitt, M.D., Ph.D., under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.13	3/11/2016
10.1.6+	Amendment No. 1 to Stock Option Agreements of Daniel J. Levitt, M.D., Ph.D., dated December 31, 2015.	10-K	10.14	3/11/2016
10.1.7+	Amendment No. 1 to Stock Option Agreements (2000 Long-Term Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016.	10-K	10.15	3/11/2016

		Incorporated By Reference to			Filed /
Exhibit Number	Description	Form	Exhibit	Filing Date	Furnished Herewith
10.1.8+	Amendment No. 1 to Stock Option Agreements (2008 Stock Incentive Plan) of Steven A. Kriegsman, dated March 8, 2016	10-K	10.16	3/11/2016
10.2†	License Agreement, dated December 7, 2001, by and between CytRx Corporation and Vical Incorporated	8-K	99	12/21/2001
10.3	Office Lease between The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, dated April 13, 2000	10-K	10.63	5/14/2004
10.3.1	Assignment, Assumption and Consent, effective July 1, 2003, by and among CytRx Corporation, The Kriegsman Capital Group, LLC and Douglas Emmett Joint Venture, concerning Office Lease dated April 13, 2000	10-K	10.64	5/14/2004
10.3.2	Fifth Amendment to Office Lease dated January 13, 2020 by and between CytRx Corporation and Douglas Emmett 1993, LLC	10-K	10.3.2	3/24/2021
10.4†	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	10-Q	10.15	11/14/2006
10.4.1	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	8-K	1.1	3/17/2014
10.5	Asset Purchase Agreement dated May 13, 2011 between CytRx Corporation and Orphazyme ApS	10-Q	10.1	5/17/2011
10.6	Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.1	8/1/2017
10.7	Amended and Restated Employment Agreement, dated March 26, 2019, by and between CytRx Corporation and Steven A. Kriegsman	10-K	10.18	3/29/2019

		Incorporated By Reference to			Filed /
Exhibit Number	Description	Form	Exhibit	Filing Date	Furnished Herewith
10.7.1	First Amendment, dated December 19, 2019, to Amended and Restated Employment Agreement, dated March 26, 2019, by and between CytRx Corporation and Steven A. Kriegsman	8-K	10.1	12/19/2019
10.8+	Employment Agreement, dated December 16, 2021, by and between CytRx Corporation and John Y. Caloz	10-K	10.8	3/23/2022
10.9	CytRx Corporation 2019 Stock Incentive Plan	8-K	10.1	11/15/2019
10.10	Form of Securities Purchase Agreement, dated as of July 13, 2021, by and between the Company and the purchaser thereto	8-K	10.1	7/15/2021
10.11	Form of Registration Rights Agreement, dated as of July 13, 2021, by and between the Company and the purchaser thereto	8-K	10.2	7/15/2021
10.12	Amendment No. 1 to the Cooperation Agreement, dated September 2, 2021, by and between CytRx Corporation and Jerald A. Hammann	8-K	10.1	9/9/2021
10.13+	Employment Agreement, dated January 3, 2022, by and between CytRx Corporation and Dr. Stephen Snowdy	8-K	10.1	1/4/2022
10.14+	General Release and Separation Agreement, dated January 3, 2022, by and between CytRx Corporation and Steven A. Kriegsman.	8-K	10.2	1/4/2022
10.15+	Employment Agreement, dated December 30, 2022, by and between LadRx Corporation and Dr. Stephen Snowdy.				**
10.16+	Employment Agreement, dated December 30, 2022, by and between LadRx Corporation and John Y. Caloz				**
23.1	Consent of Weinberg & Company				**

Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
101.INS	Inline XBRL Instance Document.				**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the SEC. The omitted information has been filed separately with the SEC.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADRX CORPORATION

Date: March 20, 2023	By:	/s/ STEPHEN SNOWDY
Dr. Stephen Snowdy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN SNOWDY	Chief Executive Officer	March 20, 2023
Stephen Snowdy, Ph.D.	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 20, 2023
John Y. Caloz	(Principal Financial and Accounting Officer)

/s/ CARY CLAIBORNE	Director	March 20, 2023
Cary Claiborne, Ph.D.

/s/ JENNIFER SIMPSON	Chair of the Board	March 20, 2023
Jennifer Simpson, Ph.D.

/s/ JOEL CALDWELL	Director	March 20, 2023
Joel Caldwell

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

LadRx Corporation

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LadRx Corporation (the “Company”) and subsidiary as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no recurring source of revenue, has incurred recurring operating losses and negative operating cash flows since inception and has an accumulated deficit at December 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2019.

/s/ Weinberg & Company

Los Angeles, California

March 20, 2023

LADRX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$1,374,992	$6,769,603
Insurance claim receivable	—	200,000
Prepaid expenses and other current assets	628,745	1,310,382
Total current assets	2,003,737	8,279,985
Equipment and furnishings, net	18,546	32,784
Other assets	7,703	16,836
Operating lease right-of-use assets	216,786	397,172
Total assets	$2,246,772	$8,726,777
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$975,944	$1,470,652
Accrued expenses and other current liabilities	1,015,501	2,064,506
Current portion of operating lease obligations	196,081	198,819
Total current liabilities	2,187,526	3,733,977

Operating lease liabilities, net of current portion	33,526	216,381

Total liabilities	2,221,052	3,950,358

Preferred Stock, Series C 10% Convertible, $1,000 par value, 2,752 and 8,240 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,343,684	4,022,700

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 45,037,391 and 38,780,038 shares issued and outstanding at December 31, 2022 and 2021, respectively	45,037	38,780
Additional paid-in capital	487,474,664	484,790,650
Accumulated deficit	(488,837,665)	(484,075,711)
Total stockholders’ equity (deficit)	(1,317,964)	753,719
Total liabilities and stockholders’ equity (deficit)	$2,246,772	$8,726,777

The accompanying notes are an integral part of these consolidated financial statements.

LADRX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Revenue:
Licensing revenue	$—	$—

Expenses:
General and administrative	4,545,884	5,966,415
Settlement with former Chief Executive Officer	—	6,096,597
Depreciation and amortization	15,004	13,978
	4,560,888	12,076,990
Loss from operations	(4,560,888)	(12,076,990)
Other income (expense):
Liquidated damages expense	—	(1,109,653)
Forgiveness of accounts payable	351,241	—
Interest income	11,689	16,822
Other income (expense), net	(2,615)	(6,842)

Net Loss	(4,200,573)	(13,176,663)

Dividends paid on preferred shares	(561,381)	(171,668)

Net loss attributable to common stockholders	$(4,761,954)	(13,348,331)
Basic and diluted loss per share	$(0.11)	$(0.35)
Basic and diluted weighted average shares outstanding	43,359,233	37,584,695

The accompanying notes are an integral part of these consolidated financial statements.

LADRX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Preferred Shares Issued	Shares of Common Stock Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2021	—	36,480,038	—	$36,480	479,561,860	$(470,727,380)	$8,870,960
Issuance of common stock and preferred investment options	—	2,000,000	—	2,000	5,151,090	—	5,153,090
Exercise of stock options	—	300,000	—	300	77,700	—	78,000
Preferred dividend	—	—	—	—	—	(171,668)	(171,668)
Net loss	—	—	—		—	(13,176,663)	(13,176,663)
Balance at December 31, 2021	—	38,780,038	—	38,780	484,790,650	(484,075,711)	753,719

Issuance of common stock upon conversion of preferred shares	—	6,235,949		6,236	2,672,780	—	2,679,016
Exercise of stock options	—	21,404	—	21	(21)	—	—
Preferred dividend	—	—	—	—	—	(561,381)	(561,381)
Issuance of restricted stock from compensation and services	—	—	—	—	11,255	—	11,255
Net loss	—	—	—	—	—	(4,200,573)	(4,200,573)
Balance at December 31, 2022	—	45,037,391		$45,037	$487,474,664	$(488,837,665)	$(1,317,964)

The accompanying notes are an integral part of these consolidated financial statements.

LADRX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss from operations	$(4,200,573)	$(13,176,663)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,004	13,978
Stock-based compensation expense	11,255	—
Changes in assets and liabilities:
Insurance receivable	200,000	125,105
Prepaid expenses and other current assets	681,637	(215,707)
Reduction of right of-use assets	180,386	183,306
Accounts payable	(494,708)	68,598
Other assets	9,133	—
Decrease in lease liabilities	(185,593)	(181,103)
Accrued expenses and other current liabilities	(1,049,005)	873,596
Net cash used in operating activities	(4,832,464)	(12,308,890)

Cash flows from investing activities:
Purchases of equipment and furnishings	(766)	(7,004)
Net cash used in investing activities	(766)	(7,004)

Cash flows from financing activities:
Net proceeds from Security Purchase Agreement	—	9,175,790
Preferred stock dividend	(561,381)	(171,668)
Proceeds from the exercise of stock options	—	78,000
Net cash (used in ) provided by financing activities	(561,381)	9,082,122

Net decrease in cash and cash equivalents	(5,394,611)	(3,233,772)
Cash and cash equivalents at beginning of year	6,769,603	10,003,375
Cash and cash equivalents at end of year	$1,374,992	$6,769,603

Supplemental disclosures of Cash Flow Information:

Insurance claims to offset accounts payable	$—	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

LADRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

1. Nature of Business

LadRx Corporation (“LadRx” or the Company) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. However, the Company’s research and development activities have been curtailed as they seek additional financing. During 2017, the Company’s discovery laboratory in Freiburg, Germany synthesized and tested over 75 rationally designed drug candidates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, and based on stability and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, the Company launched Centurion BioPharma Corporation (“Centurion”), a private subsidiary, and transferred all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and, accordingly, the lab was closed at the end of January 2019.

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

We are a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648. Our web site is located at http://www.ladrxcorp.com. We do not incorporate by reference into this Annual Report the information on, or accessible through, our website, and you should not consider it as part of this Annual Report.

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

The first-generation LADR-based drug is called aldoxorubicin. Aldoxorubicin is the drug doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be safely administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio, and is currently in a Phase II registrational intent trial for pancreatic cancer. Aldoxorubicin is expected to enter a Phase I/II trial for glioblastoma in 2022 or 2023.

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

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR7, a manufacturing run under Good Manufacturing Practices (GMP) must be completed and some toxicology studies completed using the GMP material must be completed in animals. Toxicology studies with LADR7 have already been completed with non-GMP manufactured drug. Management estimates that these final IND-enabling activities for LADR7 would take approximately 12 months to complete, once funded and initiated, and that first-in-human dosing would be achieved within approximately 6-9 months after completion of the IND-enabling studies. Management further estimates that the cost to manufacture GMP material for one LADR™ drug, for example LADR7, complete all pre-IND studies, and to obtain an IND could be approximately $2M in direct costs, based on current estimates, representing a capital-efficient path to clinical entry.

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

Business Strategy for LADR™ Platform

Throughout 2022, with the assistance of oncology drug development experts, the Company has inventoried the IND-enabling data for LADRs 7-10, developed a strategy to complete the IND-enabling studies necessary for at least one LADR™ drug, and worked with vendors on establishing approximate time lines and costs to reach first-in-human dosing, inclusive of manufacturing, and completion of pre-IND studies and FDA filings, With this important groundwork completed, we believe that management is well situated to rapidly advance our next-generation LADR™ assets as soon as funding or partnering is achieved, and is working diligently to obtain funding and/or partnering of the LADR™ assets. Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

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

In January 2023, ImmunityBio announced positive results in its non-randomized fully-enrolled metastatic pancreatic cancer study in third-line or greater subjects (QUILT 88) showing that the overall survival rate for patients continues to be double compared to historical survival rates after two or more prior lines of therapy. The results were presented at the American Society of Clinical Oncology Gastrointestinal (ASCO GI) conference in San Francisco January 19-21, 2023. The median OS in this highly advanced group of patients, up to seven lines (N=83) of treatment, was 5.8 months (95% CI: 4.9, 6.4 months), exceeding the approximately 2- to 3-month historical median OS. In the third-line setting (N=41), the median OS in this group was 6.3 months (95% CI: 5.0, 7.2 months), more than doubling the historical OS. The baseline median CA 19-9 level (a marker of metastatic pancreatic disease) of the enrolled subjects (N=83) was very high at 4120 IU/ml, a significant increase from normal levels of 40 IU/ml. In subjects with CA 19-9 levels less than 4120 IU/ml (N=40), the median OS was 6.9 months (95% CI: 5.7,10.9).

In December 2022, Immunity Bio held a Type B meeting with the FDA to discuss the path for approval of this combination therapy for pancreatic cancer. The FDA advised ImmunityBio to conduct a randomized trial. This Phase 2, randomized, three-cohort, open-label study plans to evaluate the comparative efficacy and overall safety of standard-of-care chemotherapy versus low-dose chemotherapy in combination with PD-L1 t-haNK, Anktiva (N-803), and aldoxorubicin in subjects with locally advanced or metastatic pancreatic cancer (NCT04390399). Each treatment setting, as well as each first- and second-line or later maintenance treatment, will be evaluated independently as Cohorts A, B, and C, respectively, with Cohorts A and B having independent experimental and control arms. The primary objective of Cohorts A and B is progression-free survival (PFS) per RECIST V1.1, and the objective of Cohort C is overall survival (OS). Secondary objectives include initial safety and additional efficacy measures, including overall response rate (ORR), complete response (CR) rate, durability of response (DoR), disease control rate (DCR), and overall survival (OS)

Aldoxorubicin has received Orphan Drug Designation (ODD) by the U.S. Food and Drug Administration (“FDA”) for the treatment of soft tissue sarcoma (“STS”). ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm, a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system (“CNS”) diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm indicated it plans on resubmitting the NDA for arimoclomol in the first quarter of 2023. In February, 2023, KemPharm published positive data based on the recent completion of their four-year open-label safety trial that indicated arimoclomol may reduce the long-term progression of NPC. They plan on including these data as part of the updated NDA resubmission. It is also identifying a regulatory path forward with the EMA. KemPharm has recently re-branded to Zevra Therapeutics, Inc.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2022, the Company incurred a net loss of $4.2 million, utilized cash in operations of $4.8 million, and the Company had a stockholders deficit of $1.3 million as of December 31, 2022. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. We also have received limited funding from our strategic partners and licensees. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows. We have approximately $1.2 million of contractual obligations in 2023 and expect to pay these out of the Company’s balance sheet cash. We have a total of approximately $1.9 million of material contractual obligations beyond 2023.

If ImmunityBio obtains marketing approval and successfully commercializes aldoxorubicin, we anticipate it will take two years, and possibly longer, for us to generate significant recurring revenue, and we will be dependent on future financing until such time, if ever, as we can generate significant recurring revenue. There are also no certainties that KemPharm will be successful in obtaining FDA and EMA approval for arimoclomol or choose to commercialize arimoclomol. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, dilution to stockholders may result and new investors could have rights superior to some or all of our existing equity holders. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or to delay or reduce the scope of or eliminate some portion or all of our development programs or clinical trials.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying Consolidated Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of LadRx Corporation and its wholly-owned subsidiary. All intercompany accounts are eliminated.

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies. During the years ended December 31, 2022 and 2021, no revenue was earned from license fees.

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

Insurance recoveries — The Company has several policies with insurance underwriters that provide for the recovery of certain costs incurred by the Company. The Company’s policy is to record any liability as incurred, and then to record the estimated recovery from the insurance company for that cost as a receivable in accordance with terms of its existing policies. As of December 31, 2021, there were $200,000 of insurance recoveries that were collected in 2022. As of December 31, 2022, there were no amounts recoverable from its insurance company carriers under the terms of its policies.

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

	As of December 31,
	2022	2021

Options to acquire common stock	1,765,108	2,827,820
Warrants to acquire common stock	4,167	4,167
Convertible preferred stock	3,127,689	9,363,637
Preferred investment option	11,363,637	11,363,637
	16,260,601	23,559,261

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

3. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of the Company’s German operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $(2,889) and $(22,440) for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company’s cash balances consisted of the following:

	2022	2021
U.S. Dollars	$1,374,992	$6,671,404
Euros – in US $	—	98,199
Cash Balance	$1,374,992	$6,769,603

4. Equipment and Furnishings

Equipment and furnishings at December 31, 2022 and 2021 consist of the following:

	2022	2021
Equipment and furnishings	$48,742	$59,728
Less — accumulated depreciation	(30,196)	(26,944)
Equipment and furnishings, net	$18,546	$32,784

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 were $15,004 and $13,978, respectively. During the year ended December 31, 2022, fully depreciated equipment and furnishings of $11,752 were written off.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2022 and 2021 are summarized below.

	2022	2021
Professional fees	$77,785	$208,345
Liquidated damages– see Note 7	—	615,253
Payable to former CEO	50,191	256,115
Wages, bonuses and employee benefits	152,990	261,375
Royalties and milestones	716,155	716,155
Other	18,380	7,263
Total	$1,015,501	$2,064,506

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

As of December 31, 2022, the balance of right-of-use assets was approximately $216,800, and the balance of total lease liabilities was approximately $229,600.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of December 31, 2022 are as follows:

Operating Lease Payments

Jan 2023 – Dec 2023	$200,927
Jan 2024 – Dec 2024	33,673
Total future minimum lease payments	234,600

Less: present value adjustment	(4,993)
Operating lease liabilities at December 31, 2022	229,607
Less: current portion of operating lease liabilities	(196,081)
Operating lease liabilities, net of current portion	$33,526

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2022
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s Consolidated Statements of Operations)	$197,154

Other information

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022	$180,786

Weighted average remaining lease term – operating leases (in years)	1.2

Average discount rate	3.5%

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

On October 1, 2021, the Company paid a quarterly 10% dividend to the Investor in the amount of $171,668. In 2022, the Company paid the following dividends: on January 1, 2022, $206,000, on April 1, 2022, $202,567, on July 1, 2022, $84,005 and on October 1, 2022, $68,809 for a total of $561,381.

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

On March 28, 2022, the Investor converted 4,120 shares of the Series C Preferred Stock in accordance with the initial terms of the agreement and received 4,681,819 common shares. On May 15, 2022, the Investor converted a further 1,368 shares of the Series C Preferred Stock and received 1,554,130 common shares. As of December 31, 2022, there were 2,752 shares of Series C Preferred Stock outstanding, convertible into 3,127,689 shares of common stock.

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

During the year ended December 31, 2021, the Company did not have enough authorized shares to issue the issuable shares under the Preferred Stock and Preferred Investment Option. The Company attempted, but was unsuccessful, to obtain stockholders’ approval for the increase in authorized shares, and accordingly, the Company was unable to meet its registration rights obligation as of December 31, 2021. As such, the Company recognized an aggregate of approximately $1.1 million in liquidated damages during the year ended December 31, 2021, of which includes a provision of $615,123 as an accrual for estimated damages until stockholders’ approval is achieved and the Registration Statement is filed. On March 15, 2022, the Company received its stockholders’ approval to increase its authorized shares and filed a certificate of amendment to its Certificate of Incorporation to increase the number of authorized shares from 41,666,666 shares to 63,227,273 shares on the same date. The Company filed its registration statement registering the shares underlying the Registrable Securities on March 23, 2022 and has provided for liquidated damages through that date. As of December 31, 2022, all liquidated damages had been paid and we no longer have any liabilities related to the Registration Rights Agreement.

8. Series D Preferred Stock

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

9. Stock Compensation

Stock Options

The Company has a 2008 Stock Incentive Plan under which 5 million shares of common stock are reserved for issuance. As of December 31, 2022, there were approximately 1.3 million shares subject to outstanding stock options and approximately 0.8 million shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan under which 5.4 million shares of common stock are reserved for issuance. As of December 31, 2022, there were 0.5 million shares subject to outstanding stock options and 25,000 shares outstanding related to restricted stock grants from the 2019 Plan. This Plan expires on November 14, 2029.

All outstanding options issued to employees, directors and consultants were fully vested in 2020. As such, no further stock compensation expense was recognized during the year ended December 31, 2022 and 2021.

No stock options were issued to employees, directors and consultants in 2022 and 2021.

During the year ended December 31, 2022, options to acquire 50,000 shares of common stock were exercised on a cashless basis in exchange for 21,404 shares of common stock. During the year ended December 31, 2021, options to acquire 300,000 shares of common stock were exercised resulting in net proceeds of $78,000.

The following table sets forth the total stock-based compensation expense resulting from restricted stock included in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
General and administrative – employee	$11,255	$—
Total employee stock-based compensation	$11,255	$—

	Stock Options		Weighted Average Exercise Price
	2022	2021	2022	2021
Outstanding — beginning of year	2,462,820	2,801,270	$7.68	$7.68
Granted	—	—	—	—
Exercised	(50,000)	(300,000)	0.26	0.26
Forfeited	—	—	—	—
Expired	(1,012,712)	(38,450)	10.67	14.62
Outstanding — end of year	1,400,108	2,462,820	7.18	7.68
Exercisable at end of year	1,400,108	2,462,820	$7.18	$7.68
Weighted average fair value of stock options granted during the year:	$—	$—

Presented below is the Company’s non-employee stock option activity:

	Stock Options		Weighted Average Exercise Price
	2022	2021	2022	2021
Outstanding — beginning of year	365,000	365,000	$5.49	$5.49
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding — end of year	365,000	365,000	5.49	5.49
Exercisable at end of year	365,000	365,000	$5.49	$5.49
Weighted average fair value of stock options granted during the year:	$—	$—

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2022:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	500,000	6.95	$0.26	500,000	6.95	$0.26
$1.01 - $2.00	472,617	4.96	$1.75	472,617	4.96	$1.75
$2.01 - $3.00	161,388	3.96	$2.58	161,388	3.96	$2.58
$3.01 - $41.46	631,103	2.16	$16.93	631,103	2.16	$16.93
	1,765,108	4.43	$6.83	1,765,108	4.43	$6.83

There was no aggregate intrinsic value of the outstanding options and options vested as of December 31, 2022.

Restricted Stock

No restricted stock was granted in 2022. In December 2021, the Company granted to Jennifer Simpson, who serves on our Board of Directors, 25,000 shares of restricted common stock, pursuant to the 2019 Plan. This restricted stock vests on the first anniversary of the date of the grant. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date less the par value received as consideration. The fair value of the restricted stock on the grant date was $11,200. As of December 31, 2022, there is no unamortized stock compensation.

Equity-Classified Warrants

A summary of the Company’s warrant activity and related information for the years ended December 31, 2022 and 2021 are shown below.

	Warrants		Weighted Average Exercise Price
	2022	2021	2022	2021
Outstanding — beginning of year	4,167	4,167	$33.60	$33.60
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding — end of year	4,167	4,167	33.60	33.60
Exercisable at end of year	4,167	4,167	$33.60	$33.60
Weighted average fair value of warrants granted during the year:	$—	$—

The outstanding warrants as of December 31, 2022 had no intrinsic value.

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

10. Income Taxes

At December 31, 2022, the Company had federal and state net operating loss carryforwards (“NOLs”) of $338.3 million and $263.1 million, respectively, available to offset against future taxable income. Of this amount, $310.6 million of federal NOLs expire in 2024 through 2037. The federal operating losses after 2018 totaling $27.7 million carry forward indefinitely but are only able to offset 80% of taxable income in future years. The California NOLs expire in 2029 through 2042.

As a result of a change in-control that occurred in the LadRx shareholder base, approximately $66.1 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $272.1 million in federal net operating loss carryforwards, and the $263.1 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2022, LadRx also had research and development tax credits for federal and state purposes of approximately $15.4 million and $22.0 million, respectively, available for offset against future income taxes, which expire in 2022 through 2036. The credits are subject to change-in-control limitations, which may affect their utilization in future years. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2022		2021
Deferred tax assets:
Net operating loss carryforwards		$74,903		$74,167
Tax credit carryforwards		37,353		37,866
Equipment, furnishings and other		19		4,174
Total deferred tax assets		112,275		116,207
Deferred tax liabilities		—		—
Net deferred tax assets		112,275		116,207
Valuation allowance		(112,275)		(116,207)
	$—		$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2022 and 2021 was $3.9 million and $1.6 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2022		2021
Federal benefit at statutory rate		$(1,000)		$(2,745)
State income taxes, net of Federal taxes		(333)		(913)
State credits		—		—
Warrant liabilities		—		—
Other permanent differences		261		1,685
Provision related to change in valuation allowance		957		1,947
Federal rate adjustment		—		—
NQ Options		—		—
Current year tax credit		—		—
NOL Adjustments		—		—
Termination/Cancellation of Equity Compensation Awards		—		—
Return to provision		115		26
Other, net		—		—
	$—		$—

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2022.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2022, the tax returns for 2019 through 2022 remain open to examination by the Internal Revenue Service and for 2017 to 2021 for various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2022 and 2021, the Company had accrued no interest or penalties related to uncertain tax positions.

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

Arimoclomol

The agreement relating to our worldwide rights to arimoclomol provides for our payment of up to an aggregate of $3.65 million upon receipt of milestone payments from KemPharm.

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

As of December 31, 2022, no amounts are due under the above agreements.

Contractual obligations

LadRx’s current contractual obligations that will require future cash payments for the following Employment Agreements as follows (in thousands):

Employment Agreements (1)
2023	961
2024	936
2025	936
2026	468
Thereafter	—
Total	$3,301

(1)	Employment agreements include management contracts which have been revised from time to time. The employment agreements for the Company’s executive officers provide for minimum salaries, which are adjusted annually at the discretion of the Company’s Compensation Committee, and in some cases provide for minimum annual bonuses and employee benefits, as well. New employment agreements for the Company’s other executive officers are usually entered into annually.

Contingencies

The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. On November 30, 2022, Jerald Hammann (“Hammann”) filed a complaint (the “Complaint”) against the Company, Mr. Caloz, and Mr. Kriegsman (together, “Defendants”) in the Court of Chancery of the State of Delaware, alleging various violations of a Cooperation Agreement, dated August 21, 2020, by and between the Company and Hammann.  The Complaint alleges breaches of a provision limiting the Board’s ability to effect discretionary compensation and a non-disparagement provision. The Complaint further alleges a breach of a purported implied obligation that the Company disclose various internal records to Hammann. Defendants believe the Complaint is wholly without merit and have moved to dismiss the Complaint in its entirety. Defendants intend to litigate vigorously against Hammann’s claims.

The Company intends to vigorously defend against any complaint. We have directors’ and officers’ liability insurance, which will be utilized, after the deductible, in the defense of any matter involving our directors or officers.

The Company evaluates developments in legal proceedings and other matters on a quarterly basis. If an unfavorable outcome becomes probable and reasonably estimable, we could incur charges that could have a material adverse impact on our financial condition and results of operations for the period in which the outcome becomes probable and reasonably estimable.

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. As the situation with Covid-19 continues to evolve, the companies which are working to further develop and commercialize our products, ImmunityBio and Orphazyme, could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic. Among other things, the active and planned clinical trials by ImmunityBio and Orphazyme and their regulatory approvals, if any, may be delayed or interrupted, which could delay or adversely affect the Company’s potential receipt of milestone and royalty payments within the disclosed time periods and increase expected costs. As of the date of this filing, senior management and administrative staff are working primarily remotely.

12. Subsequent Events

On January 1, 2023, the Company paid a quarterly dividend to its holder of Series C Preferred Stock of $68,809.

On January 31, 2023, 1,342 Series C Preferred Stock was converted to 1,525,000 common shares.

