Form 10-Q
period 2023-03-31
LadRx Corp
filed 2023-05-15
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock of LadRx Corporation, $0.001 par value, outstanding as of May 15, 2023: 48,190,080 shares.

LADRX CORPORATION

FORM 10-Q

Forward Looking Statements

All statements in this Quarterly Report on Form 10-Q, including statements in this section, other than statements of historical fact are forward-looking statements, including statements of our current views with respect to the recent developments regarding our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Note Regarding Company References

References throughout this Quarterly Report on Form 10-Q, the “Company”, “LadRx”, “we”, “us”, and “our”, except where the context requires otherwise, refer to LadRx Corporation and its subsidiary.

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Consolidated Financial Statements

LADRX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$606,373	$1,374,992
Prepaid expenses and other current assets	429,643	628,745
Total current assets	1,036,016	2,003,737
Equipment and furnishings, net	15,587	18,546
Other assets	7,703	7,703
Operating lease right-of-use assets	171,132	216,786
Total assets	$1,230,438	$2,246,772
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$1,126,291	$975,944
Accrued expenses and other current liabilities	1,039,656	1,015,501
Current portion of operating lease liabilities	182,078	196,081
Total current liabilities	2,348,025	2,187,526

Operating lease liabilities, net of current portion	—	33,526

Preferred Stock, Series C 10% Convertible, $1,000 par value, 1,410 and 2,752 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	688,530	1,343,684

Stockholders’ (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 46,587,391 and 45,037,391 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	46,587	45,037
Additional paid-in capital	488,128,268	487,474,664
Accumulated deficit	(489,980,972)	(488,837,665)
Total stockholders’ deficit	(1,806,117)	(1,317,964)
Total liabilities and stockholders’ deficit	$1,230,438	$2,246,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Licensing revenue	$—	$—

Expenses:
General and administrative	1,080,039	1,294,607

Loss from operations	(1,080,039)	(1,294,607)

Other income (loss):
Interest income	4,267	852
Other income (loss), net	1,274	(2,156)

Net loss	$(1,074,498)	$(1,295,911)

Dividends paid on preferred shares	(68,809)	206,000

Net loss attributable to common stockholders	$(1,143,307)	$(1,501,911)

Total basic and diluted loss per share	$(0.03)	$(0.04)

Basic and diluted weighted-average shares outstanding	46,079,058	39,008,810

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,074,498)	$(1,295,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,958	3,732
Stock-based compensation expense	—	3,299
Changes in assets and liabilities:
Prepaid expenses and other current assets	199,102	412,624
Other assets	—	9,133
Amortization of right-of-use asset	45,654	45,866
Accounts payable	150,347	156,732
Decrease in lease liabilities	(47,529)	(47,109)
Accrued expenses and other current liabilities	24,156	(773,471)
Net cash used in operating activities	(699,810)	(1,485,105)

Cash flows from investing activities:
Purchase of fixed assets	—	(766)
Net cash used in investing activities	—	(766)

Cash flows from financing activities
Preferred stock dividend	(68,809)	(206,000)
Net cash used in financing activities	(68,809)	(206,000)

Net decrease in cash and cash equivalents	(768,619)	(1,691,871)
Cash and cash equivalents at beginning of period	1,374,992	6,769,603
Cash and cash equivalents at end of period	$606,373	$5,077,732

Supplemental disclosure of Cash Flow Information:

Conversion of Series C Preferred Stock to Common Stock	$655,154	$2,011,351

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Month Period Ended March 31, 2023

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2023	45,037,391	45,037	$487,474,664	$(488,837,665)	$(1,317,964)
Issuance of common stock	25,000	25	(25)		—
Conversion of preferred shares	1,525,000	1,525	653,629		655,154
Preferred dividend				(68,809)	(68,809)
Net loss				(1,074,498)	(1,074,498)

Balance at March 31, 2023	46,587,391	$46,587	$488,128,268	$(489,980,972)	$(1,806,117)

For the Three Month Period Ended March 31, 2022

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2022	38,780,038	$38,780	$484,790,650	$(484,075,711)	$753,719
Exercise of stock options	21,404	21	(21)	—	—
Preferred dividend				(206,000)	(206,000)
Conversion of preferred shares	4,681,819	4,682	2,006,609	—	2,011,351
Issuance of restricted stock for compensation			3,299		3,299
Net loss				(1,295,911)	(1,295,911)

Balance at March 31, 2022	43,483,261	$43,483	$486,800,597	$(485,577,622)	$1,266,458

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Months Period Ended March 31, 2023 and 2022
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2022 were derived from our audited financial statements as of that date.

The consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in the 2022 Annual Report.

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

Reverse Stock Split

The Company has announced a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock which will become effective as of May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock will be automatically converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2023, the Company incurred a net loss of $1,074,498, utilized cash in operations of $699,810, and had a stockholders’ deficit of $1,806,117 as of March 31, 2023. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2023, we had cash and cash equivalents of approximately $0.6 million. We believe we have sufficient cash to fund operations into June 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

	As of March 31,
	2023	2022

Options to acquire common stock	1,765,108	2,777,829
Warrants to acquire common stock	4,167	4,167
Series C Convertible Preferred Stock	1,602,281	4,681,818
Investment option	11,363,637	11,363,637
	14,735,193	18,827,451

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

2. Financing Under Securities Purchase Agreement

On July 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) for aggregate gross proceeds of $10 million and net proceeds of approximately $9.2 million. The transaction closed on July 16, 2021. Under the Purchase Agreement, the Company sold and issued (i) 2 million shares of its common stock at a purchase price of $0.88 per share for total gross proceeds of approximately $1.76 million in a registered direct offering (the “Registered Direct Offering”) and (ii) 8,240 shares of Series C 10.00% Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $8.24 million, in a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “July 2021 Offerings”). The shares of the Series C Preferred Stock are convertible, upon shareholder approval as described below, into an aggregate of up to 9,363,637 shares of common stock at a conversion price of $0.88 per share. Holders of the Series C Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10.00% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the date of issuance. The terms of the Series C Preferred Stock include beneficial ownership limitations that preclude conversion that would result in the Investor owning in excess of 9.99% of the Company’s outstanding shares of common stock. LadRx also issued to the Investor an unregistered preferred investment option (the “Preferred Investment Option”) that allows for the purchase of up to 11,363,637 shares of common stock for additional gross proceeds of approximately $10 million if the Preferred Investment Option is exercised in full. The exercise price for the Preferred Investment Option is $0.88 per share. The Preferred Investment Option has a term equal to five and one-half years commencing upon the Company increasing its authorized common stock following shareholder approval.

The Company accounted for these transactions as a single transaction for accounting purposes and allocated total proceeds to the respective instruments based upon the relative fair value of each instrument. The Company determined that the relative fair value of (i) the 2,000,000 shares of the common stock issued was $859,218, (ii) the relative fair value of the 8,240 shares of Series C Preferred Stock was $4,022,700, and (iii) the relative fair value of the Preferred Investment Option was $4,293,872 based upon a Black Scholes valuation model. As such, the Company recorded as Additional Paid in Capital the fair value of the common stock and Preferred Investment Option of $5,153,090, and the fair value of the Series C Preferred Stock was $4,022,700 was initially reflected as mezzanine (temporary equity) at the date of issuance due to certain clauses of the Purchase Agreement.

In 2022, the Company paid the following dividends: on January 1, 2022, $206,000, on April 1, 2022, $202,567, on July 1, 2022, $84,005 and on October 1, 2022, $68,809 for a total of $561,381. On January 3, 2023, the Company paid a dividend of $68,809.

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

On March 28, 2022, the Investor converted 4,120 shares of the Series C Preferred Stock in accordance with the initial terms of the agreement and received 4,681,819 common shares. On May 15, 2022, the Investor converted a further 1,368 shares of the Series C Preferred Stock and received 1,554,130 common shares, resulting in 2,752 shares outstanding at December 31,2022. On January 31, 2023, the Investor converted a further 1,342 shares of Series C Preferred Stock and received 1,525,000 common shares. As of March 31, 2023, 1,410 shares of Series C Preferred Stock remain outstanding that are convertible into 1,602,281 shares of common stock.

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

Each holder of shares of Series C Preferred Stock is entitled to receive dividends, commencing from the date of issuance of the Series C Preferred Stock. Such dividends may be paid only when, as and if declared by the Board of Directors of the Company (the “Board”), out of assets legally available therefore, quarterly in arrears on the first day of January, April, July and October in each year, commencing on the date of issuance, at the dividend rate of 10.00% per year. Such dividends are cumulative and continue to accrue on a daily basis whether or not declared and whether or not we have assets legally available therefore.

Under the Certificate of Designations, each share of Series C Preferred Stock carries a liquidation preference equal to the Series C Stated Value plus accrued and unpaid and accumulated dividends thereon. Such liquidation preference is payable upon certain change in control transactions and accordingly, this instrument is classified as mezzanine (temporary equity).

The holders of the Series C Preferred Stock may vote their shares of Series C Preferred Stock on an as-converted basis, subject to the Beneficial Ownership Limitation (which Beneficial Ownership Limitation shall be calculated on a basis which includes the number of shares of common stock which are issuable upon conversion of the unconverted Series C Stated Value beneficially owned by a holder or any of its affiliates or attribution parties on all matters submitted to the holders of common stock for approval). The Company may not take the following actions without the prior consent of the holders of at least a majority of the Series C Preferred Stock then outstanding: (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Certificate of Designations, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in the Certificate of Designations) senior to, or otherwise pari passu with, the Series C Preferred Stock, (c) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Preferred Stock, (d) increase the number of authorized shares of Series C Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

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

Registration Rights Agreement

In connection with the July 2021 Offerings, the Company entered into a registration rights agreement, dated as of July 13, 2021 (the “Registration Rights Agreement”), with the investor named therein, pursuant to which the Company will undertake to file, within five calendar days of the date of the filing of the proxy statement seeking the Stockholder Approval, a resale registration statement to register the shares of common stock issuable upon: (i) the conversion of the Series C Preferred Stock sold in the Private Placement and (ii) the exercise of the Preferred Investment Option (the “Registrable Securities”); and to cause such registration statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event no later than 75 days following the pricing date of this offering, or no later than 105 days following such date in the event of a “full review” by the SEC, and shall use its reasonable best efforts to keep such registration statement continuously effective under the Securities Act until the date that all Registrable Securities covered by such registration statement have been sold or are otherwise able to be sold pursuant to Rule 144. The Registration Rights Agreement provides for liquidated damages to the extent that the Company does not file or maintain a registration statement in accordance with the terms thereof. The Registration Rights Agreement entered into between us and the Investor on July 13, 2021, contains a triggering event which would require us to pay to any holder of the Series C Preferred Stock an amount in cash, as partial liquidated damages and not as a penalty, on a monthly basis equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such holder for shares of Series C Preferred Stock pursuant to the Purchase Agreement; provided, however, that such partial liquidated damages shall not exceed 24% of the aggregate subscription amounts paid by such holders pursuant to the Purchase Agreement, or $1,977,600. If we fail to pay any partial liquidated damages within seven days after the date payable, we will be required to pay interest on any such amounts at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

During the year ended December 31, 2021, the Company did not have enough authorized shares to issue the issuable shares of common stock under the Series C Preferred Stock and Preferred Investment Option. The Company attempted, but was unsuccessful, obtaining stockholders’ approval for the increase in authorized shares, and accordingly, the Company was unable to meet its registration rights obligation as of December 31, 2021. As such, the Company recognized an aggregate of approximately $1.1 million in liquidated damages during the year ended December 31, 2021, of which included a provision of $615,123 as an accrual for estimated damages until stockholders’ approval was achieved and the Registration Statement was filed. On March 15, 2022, the Company received its stockholders’ approval to increase its authorized shares and subsequently filed a certificate of amendment to its Certificate of Incorporation to increase the number of authorized shares from 41,666,666 shares to 63,227,273 shares on the same date. The Company filed a registration statement registering the shares underlying the Registrable Securities on March 23, 2022 and has provided for liquidated damages through that date. As of March 31, 2023, all liquidated damages had been paid and we no longer have any liabilities related to the Registration Rights Agreement.

3. Leases

We lease office space and office copiers related primarily to the administrative activities. The Company accounts for leases under ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.

In January 2020, the Company signed a new four-year lease which covers approximately 2,771 square feet of office and storage space. This lease is effective March 1, 2020 and extends through February 29, 2024, with a right to extend the term for an additional five-year period, subject to the terms and conditions set forth in the lease agreement. The monthly rent is $15,361, subject to annual increases of 3.5 percent. In February 2020, the Company renewed its additional storage space lease, which requires us to make monthly payments of $1,475, subject to a 2.5 percent annual increase. The Company recorded a right of use asset and lease liability obligation of $715,310 upon inception of these leases. The Company also reclassified a previously existing right-of-use asset of $66,271 from other assets to right-of-use asset.

As of March 31, 2023, the balance of right-of-use assets was approximately $171,132, and the balance of total lease liabilities was approximately $182,078.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of March 31, 2023 are as follows:

Operating Lease Payments

April 2023 – March 2024	185,199
Total future minimum lease payments	185,199

Less: present value adjustment	3,121
Operating lease liabilities at March 31, 2023	182,078
Less: current portion of operating lease liabilities	182,078
Operating lease liabilities, net of current portion	$—

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended March 31, 2023
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$49,400

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended March 31, 2023	$44,363

Weighted average remaining lease term – operating leases (in years)	0.94

Average discount rate	3.5%

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

In November 2019, the Company adopted a 2019 Stock Incentive Plan (the “2019 Plan”) under which 5.4 million shares of common stock were reserved for issuance. As of March 10, 2023, there were 0.5 million shares subject to outstanding stock options from the 2019 Plan. The 2019 Plan expires on November 14, 2029.

There were no options granted to employees, directors or consultants in either of the periods ended March 31, 2023 or March 31, 2022.

During the three months ended March 31, 2023, no options were exercised. During the three months ended March 31, 2022, 50,000 options were exercised on a cashless basis in exchange for 21,404 shares of common stock.

Presented below is our stock option activity:

	Three Months Ended March 31, 2023
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2023	1,400,108	365,000	1,765,108	$6.83
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2023	1,400,108	365,000	1,765,108	$6.83
Exercisable at March 31, 2023	1,400,108	365,000	1,765,108	$6.83

The following table summarizes significant ranges of outstanding stock options under our plans at March 31, 2023:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$0.26 - $1.00	500,000	6.71	$0.26	500,000	6.71	$0.26
$1.01 – $3.00	634,006	4.46	$1.96	634,006	4.46	$1.96
$3.01 – $15.00	371,663	2.54	$12.13	371,663	2.54	$12.13
$15.01 –$42.42	259,439	1.00	$23.82	259,439	1.00	$23.82
	1,765,108	4.48	$7.02	1,765,108	4.48	$7.02

The Company recorded no stock compensation costs in either periods ended March 31, 2023 or March 31, 2022 as all options had previously vested. At March 31, 2023, there was no unrecognized compensation expense related to unvested stock options.

There was no aggregate intrinsic value of the outstanding options and options vested as of March 31, 2023.

At March 31, 2023 and March 31, 2022, the Company had warrants to purchase up to 4,167 shares of common stock outstanding at a weighted average exercise price of $10.44. At March 31, 2023, the warrants to purchase up to 4,167 shares of common stock outstanding had no intrinsic value.

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

The Purchase Price payable, and the number of shares of Series B Preferred Stock or other securities or property issuable, upon exercise of the Rights are each subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Series B Preferred Stock, (ii) upon the grant to holders of the Series B Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock or convertible securities at less than the then-current market price of the Series B Preferred Stock or (iii) upon the distribution to holders of the Series B Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Series B Preferred Stock) or of subscription rights or warrants (other than those referred to above). The number of outstanding Rights and the number of one one-thousandths of a share of Series B Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, reverse stock split, stock dividends and other similar transactions involving the common stock.

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

With certain exceptions, no adjustment in the Purchase Price will be required unless such adjustment would require an increase or decrease of at least one percent (1%) in the Purchase Price. No fractional shares of Series B Preferred Stock will be issued (other than fractions which are integral multiples of one one-thousandth of a share of Series B Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Series B Preferred Stock on the trading day immediately prior to the date of exercise.

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

Arimoclomol

The agreement relating to our worldwide rights to arimoclomol provides for our payment of up to an aggregate of $3.65 million upon receipt of milestone payments from Orphayzme A/S. On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system (“CNS”) diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm has recently re-branded to Zevra Therapeutics, Inc.

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

As of March 31, 2023, no amounts were due under the above agreements.

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

The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. On November 30, 2022, Jerald Hammann (“Hammann”) filed a complaint (the “Complaint”) against the Company, Mr. Caloz, and Mr. Kriegsman (together, “Defendants”) in the Court of Chancery of the State of Delaware, alleging various violations of a Cooperation Agreement, dated August 21, 2020, by and between the Company and Hammann. The Complaint alleges breaches of a provision limiting the Board’s ability to effect discretionary compensation and a non-disparagement provision. The Complaint further alleges a breach of a purported implied obligation that the Company disclose various internal records to Hammann. Defendants believe the Complaint is wholly without merit and have moved to dismiss the Complaint in its entirety. Hammann has opposed the motion to dismiss and briefing of the motion is ongoing. Defendants intend to litigate vigorously against Hammann’s claims.

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

The extent to which the COVID-19 pandemic and its ongoing effects ay impact our business and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as new variants of the coronavirus, reinstatement of new travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

7. Subsequent Events

The Company has announced a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock which will become effective as of May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock will be automatically converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share.

On May 6, 2023, the holders of the Series C Preferred Stock converted 1,410 shares into 1,602,689 common shares of the Company.

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

Effective September 26, 2022, we changed our name from CytRx Corporation to LadRx Corporation pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of Delaware. In accordance with the General Corporation Law of the State of Delaware (the “DGCL”), our board of directors approved the name change and the Certificate of Amendment. Pursuant to Section 242(b)(1) of the DGCL, stockholder approval was not required for the name change or the Certificate of Amendment.

The Company has announced a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock which will become effective as of May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock will be automatically converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share.

We are a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648. Our web site is located at http://www.ladrxcorp.com. We do not incorporate by reference into this Quarterly Report on Form 10-Q the information on, or accessible through, our website, and you should not consider it as part of this report.

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

The Company’s LADR™ development efforts are focused on two classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, LADR7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the auristatin and maytansinoid drug classes. Auristatin and maytansinoid are highly potent chemotoxins, and require targeting to the tumor for safe administration to humans, as is the case for the FDA-approved drugs Adcetris (auristatin antibody-drug-conjugate manufactured by Seagen, Inc.) and Kadcyla (maytansine antibody-drug-conjugate manufactured by Genentech, Inc.). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which we believe will reduce clinical and regulatory costs and risks.

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

The first-generation LADR-based drug is called Aldoxorubicin. Aldoxorubicin is the doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be safely administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio, and is currently in a Phase II registrational intent trial for pancreatic cancer.

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

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR7, a manufacturing run under Good Manufacturing Practices (GMP) must be completed and some toxicology studies completed using the GMP material must be completed in animals. Toxicology studies with LADR7 have already been completed with non-GMP manufactured drug. Management estimates that these final IND-enabling activities for LADR7 would take approximately 12 months to complete, once funded and initiated, and that first-in-human dosing would be achieved within approximately 6-9 months after completion of the IND-enabling studies. Management further estimates that the cost to manufacture GMP material for one LADR™ drug, for example LADR7, complete all pre-IND studies, and to obtain an IND could be approximately $2 million in direct costs, based on current estimates, representing a capital-efficient path to clinical entry..

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

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications, and the Company is no longer directly working on the development of aldoxorubicin. As part of the license agreement, ImmunityBio made a strategic investment of $13 million in LadRx common stock at $6.60 per share (adjusted to reflect the Company’s 2017 reverse stock split), a premium of 92% to the market price on that date. In connection therewith, the Company also issued ImmunityBio a warrant to purchase up to 500,000 shares of common stock at an exercise price of $6.60 per share, which expired on January 26, 2019. The Company is entitled to receive up to an aggregate of $343 million in potential milestone payments, contingent upon achievement of certain regulatory approvals and commercial milestones. The Company is also entitled to receive ascending double-digit royalties for net sales for soft tissue sarcomas and mid to high single digit royalties for other indications. There can be no assurance that ImmunityBio will achieve such milestones, approvals or sales with respect to aldoxorubicin.

ImmunityBio conducted an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C). In January, 2023, ImmunityBio announced positive results in its fully-enrolled metastatic pancreatic cancer study in third-line or greater subjects (QUILT 88) showing that the overall survival rate for patients continues to be double compared to historical survival rates after two or more prior lines of therapy. The results were presented at the American Society of Clinical Oncology Gastrointestinal (ASCO GI) conference in San Francisco on January 19-21, 2023.

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

ImmunityBio also announced that it held a Type B meeting with the U.S. Food and Drug Administration (“FDA”) in December, 2022 to present its recent data and obtain guidance toward a registration pathway in metastatic pancreatic cancer with combination immunotherapy and NK cell therapy. Following the Type B meeting, the FDA advised ImmunityBio to conduct a randomized trial in late-stage metastatic pancreatic cancer.

Aldoxorubicin has received Orphan Drug Designation (“ODD”) by the FDA for the treatment of soft tissue sarcoma (“STS”). ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators granted Aldoxorubicin Orphan designation for STS which confers ten years of market exclusivity among other benefits.

Molecular Chaperone Assets (Orphazyme)

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm indicated it plans on resubmitting the NDA for arimoclomol in the third quarter of 2023. It is also identifying a regulatory path forward with the EMA. KemPharm has recently re-branded to Zevra Therapeutics, Inc.

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

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements contained in our 2022 Annual Report.

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

Liquidity and Capital Resources

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2023, the Company incurred a net loss of $1,074,498, utilized cash in operations of $699,810, and had a stockholders’ deficit of $1,806,117 as of March 31, 2023. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2023, we had cash and cash equivalents of approximately $0.6 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Net cash used in operating activities for the three months ended March 31, 2023 was $0.7 million, which was primarily the result of a net loss from operations of $1.1 million, and a net neutral in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to a decrease of $0.2 million of prepaid expenses and other current assets and an increase $0.2 million of accounts payable.

Net cash used in operating activities for the three months ended March 30, 2022 was $1.5 million, which was primarily the result of a net loss from operations of $1.3 million.

There were no investing activities in either of the three-month periods ended March 31, 2023 and 2022, and we do not expect any significant capital spending during the next 12 months.

We paid dividends on the shares of Series C 10.00% Convertible Preferred Stock of $0.1 million in the three-month period ended March 31, 2023 and $0.2 million in the same period in 2022.

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

Results of Operations

We recorded a net loss of approximately $1.1 million for the three-month period ended March 31, 2023, as compared to a net loss of approximately $1.3 million for the three-month period ended March 31, 2022.

We recognized no licensing revenue in the three-month periods ended March 31, 2023 and 2022. All future licensing fees under our current licensing agreements are dependent upon successful development milestones being achieved by the licensor.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2023	2022
	(In thousands)
General and administrative expenses	$1,077	$1,288
Amortization of stock awards	—	3
Depreciation and amortization	3	4
	$1,080	$1,295

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $1.1 million for the three period ended March 31, 2023, and $1.3 million for the same period in 2022. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased primarily due to a decrease in insurance costs and board fees, offset by an increase in professional fees.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was approximately $4,300 for the three-month period ended March 31, 2023, as compared to $1,000 for the same period in 2022.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2023, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our 2022 Annual Report, which was filed with the SEC on March 16, 2023. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the 2022 Annual Report.

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

LadRx Corporation

Date: May 15, 2023	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

●	Filed herewith.
●	Furnished herewith.

