Form 10-Q
period 2023-06-30
LadRx Corp
filed 2023-08-14
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of common stock of LadRx Corporation, $0.001 par value, outstanding as of August 14, 2023: 495,092 shares.

LADRX CORPORATION

FORM 10-Q

Forward Looking Statements

All statements in this Quarterly Report on Form 10Q (this “Quarterly Report”), including statements in this section, other than statements of historical fact are forward-looking statements, including statements of our current views with respect to the recent developments regarding our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Note Regarding Company References

References throughout this Quarterly Report, the “Company”, “LadRx”, “we”, “us”, and “our”, except where the context requires otherwise, refer to LadRx Corporation and its subsidiary.

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Consolidated Financial Statements

LADRX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,603,307	$1,374,992
Prepaid expenses and other current assets	233,591	628,745
Total current assets	3,836,898	2,003,737
Equipment and furnishings, net	12,628	18,546
Other assets	7,703	7,703
Operating lease right-of-use assets	125,056	216,786
Total assets	$3,982,285	$2,246,772
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,050,687	$975,944
Accrued expenses and other current liabilities	1,017,200	1,015,501
Current portion of operating lease liabilities	133,019	196,081
Total current liabilities	2,200,906	2,187,526

Operating lease liabilities, net of current portion	—	33,526
Total Liabilities	2,200,906	2,221,052

Preferred Stock, Series C 10% Convertible, $1,000 par value, 0 and 2,752 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	1,343,684

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized 495,092 and 450,374 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	495	450
Additional paid-in capital	488,612,890	487,519,251
Accumulated deficit	(486,832,006)	(488,837,665)
Total stockholders’ equity (deficit)	1,781,379	(1,317,964)
Total liabilities and stockholders’ equity (deficit)	$3,982,285	$2,246,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
General and administrative	1,021,166	1,148,037	2,101,204	2,442,754

Loss from operations	(1,021,166)	(1,148,037)	(2,101,204)	(2,442,754)

Other income (loss):
Interest income	2,831	1,002	7,098	1,855
Forgiveness of accounts payable	—	353,565	—	353,565
Sale of royalty and milestone rights, net of transaction costs	4,167,219		4,167,219
Other income (loss), net	82	(306)	1,355	(2,353)

Net income (loss)	$3,148,966	$(793,776)	$2,074,468	$(2,089,687)

Dividends paid on preferred shares	—	(202,567)	(68,809)	(408,567)

Net income (loss) attributable to common stockholders	$3,148,966	$(996,343)	$2,005,659	$(2,498,254)

Total basic and diluted income (loss) per share	$6.45	$(2.25)	$4.31	$(5.99)

Basic and diluted weighted-average shares outstanding	488,398	443,201	481,142	416,913

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) from operations	$2,074,468	$(2,089,687)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,918	7,490
Stock-based compensation expense	—	6,104
Changes in assets and liabilities:
Insurance claim receivable	—	100,000
Prepaid expenses and other current assets	395,154	831,328
Other assets	—	9,133
Amortization of right-of-use asset	91,730	90,301
Accounts payable	74,742	(260,285)
Decrease in lease liabilities	(96,588)	(92,870)
Accrued expenses and other current liabilities	1,700	(849,939)
Net cash provided by (used in) operating activities	2,547,124	(2,248,425)

Cash flows from investing activities:
Purchase of fixed assets	—	(766)
Net cash used in investing activities	—	(766)

Cash flows from financing activities
Preferred stock dividend	(68,809)	(408,567)
Purchase of preferred investment option	(250,000)	—
Net cash used in financing activities	(318,809)	(408,567)

Net increase (decrease) in cash and cash equivalents	2,228,315	(2,657,758)
Cash and cash equivalents at beginning of period	1,374,992	6,769,603
Cash and cash equivalents at end of period	$3,603,307	$4,111,845

Supplemental disclosure of Cash Flow Information:

Conversion of Series C 10% Convertible Preferred Stock to Common Stock	$1,343,684	$2,679,019

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six Month Period Ended June 30, 2023

	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2023	—	450,374	$450	$487,519,251	$(488,837,665)	$(1,317,964)
1-100 Reverse stock split fractional shares		13,191	13	(13)		—
Issuance of common stock		250	1	(1)		—
Conversion of preferred shares		15,250	15	655,139		655,154
Preferred dividend					(68,809)	(68,809)
Net loss					(1,074,498)	(1,074,498)
Balance at March 31, 2023	—	479,065	$479	$488,174,376	$(489,980,972)	$(1,806,117)

Conversion of preferred shares		16,027	16	688,514		688,530
Payment to redeem investment option				(250,000)		(250,000)
Net income					3,148,966	3,148,966
Balance at June 30, 2023		495,092	$495	$488,612,890	$(486,832,006)	1,781,379

For the Six Month Period Ended June 30, 2022

	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2022	—	387,800	$388	$484,829,042	$(484,075,711)	$753,719
Exercise of stock options		214				—
Conversion of preferred shares		46,819	47	2,011,304		2,011,351
Preferred dividend					(206,000)	(206,000)
Issuance of restricted stock for compensation				3,299		3,299
Net loss					(1,295,911)	(1,295,911)
Balance at March 31, 2022	—	434,833	$435	$486,843,645	$(485,577,622)	$1,266,458

Conversion of preferred shares		15,541	15	667,653		667,668
Preferred dividend					(202,567)	(202,567)
Issuance of restricted stock for compensation				2,805		2,805
Net loss					(793,776)	(793,776)

Balance at June 30, 2022	—	450,374	$450	$487,514,103	$(486,573,965)	$940,588

LADRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six-Months Period Ended June 30, 2023 and 2022

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at June 30, 2023 and for the three-month and six-month periods ended June 30, 2023 and 2022, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2022 were derived from our audited financial statements as of that date.

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

Reverse Stock Split

The Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock were converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2023, although the Company realized a net income of $2,074,468, it had a loss from operations of $2,101,204 and had an accumulated deficit of $486,832,006 as of June 30, 2023. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2023, we had cash and cash equivalents and short-term investments of approximately $3.6 million. We believe we have sufficient cash to fund operations through the next twelve months. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

	As of June 30,
	2023	2022

Options to acquire common stock	15,647	18,477
Warrants to acquire common stock	42	42
Series C 10% Convertible Preferred Stock	—	31,277
Preferred Investment Option	—	113,637
	15,689	163,433

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

2. Financing Under Securities Purchase Agreement

On July 13, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) for aggregate gross proceeds of $10 million and net proceeds of approximately $9.2 million. The transaction closed on July 16, 2021. Under the Purchase Agreement, the Company sold and issued (i) 20,000 shares of its common stock at a purchase price of $88.00 per share for total gross proceeds of approximately $1.76 million in a registered direct offering (the “Registered Direct Offering”) and (ii) 8,240 shares of Series C 10.00% Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $8.24 million, in a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “July 2021 Offerings”). The shares of the Series C Preferred Stock were convertible, upon shareholder approval as described below, into an aggregate of up to 93,637 shares of common stock at a conversion price of $88.00 per share. Holders of the Series C Preferred Stock were entitled to receive, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10.00% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the date of issuance. The terms of the Series C Preferred Stock included beneficial ownership limitations that preclude conversion that would result in the Investor owning in excess of 9.99% of the Company’s outstanding shares of common stock. LadRx also issued to the Investor an unregistered Preferred Investment Option (“PIO”) that prior to redemption and cancelation of the PIO on June 29, 2023 (as described herein) allowed for the purchase of up to 113,637 shares of common stock for additional gross proceeds of approximately $10 million if the PIO was exercised in full. The exercise price for the PIO was $88.00 per share. The PIO had a term equal to five and one-half years commencing upon the Company increasing its authorized common stock following shareholder approval.

The Company accounted for these transactions as a single transaction for accounting purposes and allocated total proceeds to the respective instruments based upon the relative fair value of each instrument. The Company determined that the relative fair value of (i) the 20,000 shares of the common stock issued was $859,218, (ii) the relative fair value of the 8,240 shares of Series C Preferred Stock was $4,022,700, and (iii) the relative fair value of the PIO was $4,293,872 based upon a Black Scholes valuation model. As such, the Company recorded as Additional Paid in Capital the fair value of the common stock and PIO of $5,153,090, and the fair value of the Series C Preferred Stock was $4,022,700 which was reflected as mezzanine equity due to certain clauses of the Purchase Agreement.

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

On March 28, 2022, the Investor converted 4,120 shares of the Series C Preferred Stock in accordance with the initial terms of the agreement and received 46,818 shares of common shares. On May 15, 2022, the Investor converted a further 1,368 shares of the Series C Preferred Stock and received 15,541 shares of common shares, resulting in 2,742 shares of common stock outstanding at December 31, 2022. On January 31, 2023, the Investor converted a further 1,342 shares of Series C Preferred Stock for 15,250 shares of common share and on May 8, 2023, the Investor converted its remaining shares of Series C Preferred Shares for 16,027 shares of common stock. As of June 30, 2023, there are no shares of Series C Preferred Stock issued and outstanding.

Terms of Series C Preferred Stock

Under the Certificate of the Designations, Powers, Preferences and Rights of Series C 10.00% Convertible Preferred Stock (the “Certificate of Designations”), each share of Series C Preferred Stock was convertible, subject to the Beneficial Ownership Limitation (as defined below), at either the holder’s option or at the Company’s option (a “Company Initiated Conversion”) at any time following stockholder approval having been obtained to amend our Restated Certificate of Incorporation to increase the number of authorized shares of common stock above 41,666,666 (the “Stockholder Approval”), into common stock at a conversion rate equal to the quotient of (i) the Series C Stated Value of $1,000 (the “Series C Stated Value”) plus, in the case of a Company initiated conversion, all accrued and accumulated and unpaid dividends on such share of Series C Preferred Stock, divided by (ii) the initial conversion price of $0.88, subject to specified adjustments for stock splits, stock dividends, reclassifications or other similar events as set forth in the Certificate of Designations.

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

Each holder of shares of Series C Preferred Stock was entitled to receive dividends, commencing from the date of issuance of the shares of Series C Preferred Stock. Such dividends may be paid only when, as and if declared by the Board of Directors of the Company (the “Board”), out of assets legally available therefore, quarterly in arrears on the first day of January, April, July and October in each year, commencing on the date of issuance, at the dividend rate of 10.00% per year. Such dividends are cumulative and continue to accrue on a daily basis whether or not declared and whether or not we have assets legally available therefore.

Terms of Preferred Investment Option

Prior to the redemption and cancelation of the PIO on June 29, 2023, the PIO to purchase up to 113,637 shares of common stock was exercisable at a price of $88.00 per share. The PIO had a term of five and one-half years from the Authorized Share Increase Date. The holders of the PIO were able to exercise the PIO on a cashless basis, solely to the extent there was no effective registration statement registering, or the prospectus in such registration statement was not available for the resale of the shares of common stock issuable at the time of exercise. The Company was prohibited from effecting an exercise of any PIO to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise of the PIO by the Investor (the “PIO Beneficial Ownership Limitation”), except that upon notice from the holder to the Company, the holder may increase or decrease the amount of ownership of outstanding shares of Common Stock after exercising the holder’s PIO, provided that the PIO Beneficial Ownership Limitation in no event exceeded 9.99% of the number of outstanding shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the PIO held by the holder and provided that any increase in the PIO Beneficial Ownership Limitation shall not be effective until 61 days following notice to the Company. The PIO provided for a Black-Scholes payout upon certain fundamental change transactions relating to the Company, as specified therein. If the fundamental change transaction was within the control of the Company, the payout would have been payable in cash. Otherwise, the payout would have been in the same form of consideration received by the common stockholders as a result of this transaction.

Redemption of Preferred Investment Option

On June 29, 2023 (the Redemption Date”), the Company entered into a Preferred Investment Option Redemption Agreement (the “Redemption Agreement”) with the Investor in connection with the PIO. As of the Redemption Date and pursuant to the Redemption Agreement, as complete and full consideration for the assignment, transfer, conveyance, delivery and relinquishment of the Investor’s right, title and interest in and to the PIO, the Company made a cash payment of $250,000 to the Investor. The Investor and the Company also executed a general release of any and all claims, demands, damages, liabilities, obligations, debts or causes of action, effective as of the Redemption Date.

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

During the year ended December 31, 2021, the Company did not have enough shares of authorized common stock to issue the shares of common stock issuable upon the exercise or conversion of the Series C Preferred Stock and the PIO, as applicable. For the year ended December 31, 2021, the Company attempted, but was unsuccessful, obtaining its stockholders’ approval for the increase in its shares of authorized common stock at a special meeting that was originally commenced and was subsequently adjourned on September 23, 2021, and accordingly, the Company was unable to meet its registration rights obligation as of December 31, 2021. As such, the Company recognized an aggregate of approximately $1.1 million in liquidated damages during the year ended December 31, 2021, of which includes a provision of $615,123 as an accrual for estimated damages until stockholders’ approval was achieved and the registration statement registering the shares of common stock issuable upon the exercise or conversion, as applicable, of the Series C Preferred Stock and the PIO was filed. On March 15, 2022, the Company received its stockholders’ approval to increase its authorized shares and filed a Certificate of Amendment to its Restated Certificate of Incorporation to increase the number of authorized shares from 41,666,666 shares to 63,227,273 shares on the same date. The Company filed its registration statement registering the shares of common stock issuable upon the conversion or exercise of the Series C Preferred Stock and the PIO, as applicable, on March 23, 2022 and provided for liquidated damages through that date. As of June 30, 2023, all liquidated damages had been paid and the Company no longer has any liabilities related to the Registration Rights Agreement.

3. Financing Transactions

Royalty Purchase Agreement with XOMA

On June 21, 2023, the Company, entered into (i) a Royalty Purchase Agreement (the “Royalty Agreement”) with XOMA (US) LLC (“XOMA”), for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to certain royalty payments and milestone payments with respect to aldoxorubicin, and (ii) an Assignment and Assumption Agreement (the “Assignment Agreement”) with XOMA for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in the Asset Purchase Agreement (the “2011 Arimoclomol Agreement”) between the Company and Orphazyme ApS (“Orphazyme”), dated as of May 13, 2011, and assigned to Zevra Denmark A/S (“Zevra”), effective as of June 1, 2022, which includes certain royalty and milestone payments with respect to arimoclomol. The combined aggregate purchase price paid to the Company for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to aldoxorubicin and arimoclomol was $5 million, less certain transaction fees and expenses.

The agreement also provided up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio, Inc. The $6 million in potential post-closing payments is composed of $1 million upon acceptance by the Food and Drug Administration (“FDA”) of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin.

Pursuant to the Royalty Agreement, the Company agreed to sell, transfer, assign and convey to XOMA, among other payments, all royalty payments and regulatory and commercial milestone payments payable to the Company pursuant to the worldwide license agreement, dated July 27, 2017, by and between the Company and Immunity Bio, Inc. (formerly known as NantCell, Inc.). The Royalty Agreement also provides for the sharing of certain rights with XOMA to bring any action, demand, proceeding or claim as related to receiving such payments.

Management determined that the Agreement is not considered to be with a customer, and it does not fall within the scope of ASC 606. Instead, the Agreement represents an in-substance sale of nonfinancial assets, and, therefore, should be accounted for within the scope of ASC 610-20. As such, the Company recognized such net proceeds as other income in the accompanying statement of operations.

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

As of June 30, 2023, the balance of right-of-use assets was approximately $125,000, and the balance of total lease liabilities was approximately $133,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of June 30, 2023 are as follows:

Operating Lease Payments

July 2023 – June 2024	134,690
Total future minimum lease payments	134,690

Less: present value adjustment	1,671
Operating lease liabilities at June 30, 2023	133,019
Less: current portion of operating lease liabilities	133,019
Operating lease liabilities, net of current portion	$—

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended June 30, 2023
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$99,908

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended June 30, 2023	$89,330

Weighted average remaining lease term – operating leases (in years)	0.7

Average discount rate	3.5%

5. Stock Based Compensation

The Company has a 2008 Stock Incentive Plan (the “2008 Plan”) under which 50,000 shares of common stock are reserved for issuance. As of June 30, 2023, there were approximately 18,000 shares subject to outstanding stock options and approximately 8,000 shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan (the “2019 Plan”) under which 54,000 shares of common stock are reserved for issuance. As of June 30, 2023, there were 3,500 shares subject to outstanding stock options from the 2019 Plan. The 2019 Plan expires on November 14, 2029.

There were no options granted to employees, directors or consultants in either of the periods ended June 30, 2023 or June 30, 2022.

During the six months ended June 30, 2023, no options were exercised. During the six months ended June 30, 2022, options to purchase 500 shares of common stock were exercised on a cashless basis in exchange for 215 shares of common stock.

Presented below is our stock option activity:

	Six Months Ended June 30, 2023
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2023	13,998	3,650	17,648	$433.97
Exercised	—	—	—	—
Forfeited or expired	(2,001)	—	(2,001)	$148.22
Outstanding at June 30, 2023	11,997	3,650	15,647	$745.52
Exercisable at June 30, 2023	11,997	3,650	15,647	$745.52

The following table summarizes significant ranges of outstanding stock options under our plans at June 30, 2023:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$26.00 – $100.00	3,500	6.46	$26.00	3,500	6.46	$26.00
$100.01 – $300.00	6,066	4.22	$195.29	6,066	4.22	$195.29
$300.01 – $1,500.00	3,500	2.33	$1,201.28	3,500	2.33	$1,201.28
$1,500.01 – $4,146.00	2,581	0.75	$2,384.61	2,581	0.75	$2,384.61
	15,647	3.72	$745.52	15,647	3.72	$745.52

The Company recorded no stock compensation costs in either periods ended June 30, 2023 or June 30, 2022 as all options had previously vested. At June 30, 2023, there was no unrecognized compensation expense related to unvested stock options.

There was no aggregate intrinsic value of the outstanding options and options vested as of June 30, 2023.

At June 30, 2023 and June 30, 2022, the Company had warrants to purchase up to 42 shares of common stock outstanding at a weighted average exercise price of $1,044.00 per share. At June 30, 2023, warrants to purchase up to 42 shares of common stock outstanding had no intrinsic value.

6. Stockholder Protection Rights Plan

On December 13, 2019, the Board authorized and declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share. The dividend was paid to the stockholders of record at the close of business on December 23, 2019. Each Right entitled the registered holder, subject to the terms of the Original Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a price of $5.00 (the “Purchase Price”), subject to certain adjustments. The description and terms of the Rights were set forth in the Rights Agreement, dated as of December 13, 2019 (the “Original Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

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

The Purchase Price payable, and the number of shares of Series B Preferred Stock or other securities or property issuable, upon exercise of the Rights are each subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Series B Preferred Stock, (ii) upon the grant to holders of the Series B Preferred Stock of certain rights or warrants to subscribe for or purchase Series B Preferred Stock or convertible securities at less than the then-current market price of the Series B Preferred Stock or (iii) upon the distribution to holders of the Series B Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Series B Preferred Stock) or of subscription rights or warrants (other than those referred to above). The number of outstanding Rights and the number of one one-thousandths of a share of Series B Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, reverse stock split, stock dividends and other similar transactions involving the common stock.

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

7. Commitments and Contingencies

Commitments

Aldoxorubicin

We have an agreement (the “Vergell Agreement”) with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we had to make payments to Vergell upon meeting certain clinical and regulatory milestones up to and including the product’s second final marketing approval. However, those payments are no longer required since the intellectual property acquired under the Vergell Agreement has now expired. We accrued $316,000 that we believe is owed prior to the expiry of the intellectual property. This amount was outstanding both for the six-month periods ended June 30, 2023 and June 30, 2022.

Arimoclomol

The agreement relating to our worldwide rights to arimoclomol provides for our payment of up to an aggregate of $3.65 million upon receipt of milestone payments from Orphayzme A/S. On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare central nervous system (“CNS”) diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023.

As disclosed in Note 3, Assignment Agreement with XOMA, pursuant to the Assignment Agreement, although all the liabilities and obligations related to arimoclomol remain the responsibility of the Company, XOMA will direct an escrow agent appointed by them to pay on behalf of LadRx up to an aggregate of $3.25 million reflected in the preceding paragraph, as well as all future obligations related to Steven A. Kriegsman, pursuant to the Amended and Restated Employment Agreement, as amended by and between the Company and Mr. Kriegsman, dated March 26, 2019.

Innovive

Under the merger agreement by which we acquired Innovive, we agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. As of June 30, 2023, there are no longer any further obligations due under this agreement, since the licensed intellectual property rights have expired.

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

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023.

COVID-19 is expected to remain a serious endemic threat for an indefinite future period, and may continue to adversely affect the global economy, the companies which we are working to develop and commercialize our products, such as ImmunityBio and KemPharm, and we are unable to predict the full extent of potential delays or impacts on our business, and operations.

The extent to which the COVID-19 endemic and its ongoing effects, including but not limited to supply chain issues, global shortages of supplies, material and products, volatile market conditions and rising global inflation may impact our business and prospects will depend on future developments, which remain uncertain and cannot be predicted with confidence.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

LadRx Corporation (“LadRx” or the “Company”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, LadRx’s discovery laboratory in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, stability, and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

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

The Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock were converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

The first-generation LADR-based drug is called Aldoxorubicin. Aldoxorubicin is the well-known drug doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be safely administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio and is currently in a Phase II trial for pancreatic cancer.

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

Business Strategy for LADR™ Platform

With the non-dilutive financing concluded with XOMA in June 2023 (as defined below), the Company is now focused on commencing the work needed to submit an IND with the FDA for LADR7. Specifically, the Company is working with its vendors to initiate GMP manufacturing of LADR7, and to initiate the toxicology program that will form the basis of the IND for LADR7. Management estimates that the GMP manufacture and IND-enabling toxicology studies for LADR7 will be completed in the fourth quarter of 2024, with submission of the IND to the FDA shortly thereafter. Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc., and which merged with NantKwest Inc. in March 2021 (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, we are no longer directly working on the development of aldoxorubicin. As part of the license agreement, ImmunityBio made a strategic investment of $13 million in LadRx’s common stock at $660.00 per share (adjusted to reflect our 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 5,000 shares of common stock at $660.00 per share, which such warrant expired on January 26, 2019.

ImmunityBio is conducting an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C). In June 2022, Immunity Bio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval of 4 to 6.9 months). An additional 25 patients in the experimental group remain in the study. Thus far, there have been no treatment-related deaths, and serious adverse events have been uncommon (6%).

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

ImmunityBio also lists ongoing clinical studies in head and neck cancer and has submitted a protocol with the FDA for glioblastoma.

Royalty Purchase Agreement with XOMA

On June 21, 2023, the Company, entered into (i) a Royalty Purchase Agreement (the “Royalty Agreement”) with XOMA (US) LLC (“XOMA”), for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to certain royalty payments and milestone payments with respect to aldoxorubicin, and (ii) an Assignment and Assumption Agreement (the “Assignment Agreement”) with XOMA for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in the 2011 Arimoclomol Agreement (as defined herein) between the Company and Orphazyme ApS (“Orphazyme”), dated as of May 13, 2011, and assigned to Zevra Denmark A/S (“Zevra”), effective as of June 1, 2022, which includes certain royalty and milestone payments with respect to arimoclomol. The combined aggregate purchase price paid to the Company for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to aldoxorubicin and arimoclomol was $5 million, less certain transaction fees and expenses.

Pursuant to the Royalty Agreement, the Company agreed to sell, transfer, assign and convey to XOMA, among other payments, all royalty payments and regulatory and commercial milestone payments payable to the Company pursuant to the worldwide license agreement, dated July 27, 2017, by and between the Company and Immunity Bio. The Royalty Agreement also provides for the sharing of certain rights with XOMA to bring any action, demand, proceeding or claim as related to receiving such payments. Pursuant to the Royalty Agreement, the Company is also entitled to receive a one-time payment of $4 million upon the U.S. Food and Drug Administration’s (the “FDA”) approval of aldoxorubicin.

Transfer of Rights to Molecular Chaperone Assets

On May 13, 2011, pursuant to the Asset Purchase Agreement by and between the Company and Orphazyme A/S (“Orphazyme”, formerly Orphazyme ApS), LadRx sold the rights to arimoclomol and iroxanadine, based on molecular chaperone regulation technology, in exchange for a one-time, upfront payment and the right to receive up to a total of $120 million in milestone payments upon the achievement of certain pre-specified regulatory and business milestones, as well as royalty payments based on a specified percentage of any net sales of products derived from arimoclomol (the “2011 Arimoclomol Agreement”). Orphazyme transferred its rights and obligations under the 2011 Arimoclomol Agreement to KemPharm Denmark A/S (“KemPharm”), a wholly owned subsidiary of KemPharm Inc., in May 2022.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm indicated it plans on resubmitting the NDA for arimoclomol in the third quarter of 2023. It is also identifying a regulatory path forward with the EMA. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023

Assignment and Assumption Agreement with XOMA

On June 21, 2023, the Company entered into the Assignment Agreement with XOMA, pursuant to which, among others, the Company agreed to sell, transfer and assign to XOMA the Company’s right, title and interest in the arimoclomol pursuant to the 2011 Arimoclomol Agreement, including the right to receive certain milestone, royalty and other payments from Zevra.

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of a New Drug Application to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries.

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

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements contained in the 2022 Annual Report.

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

Liquidity and Capital Resources

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2023, although the Company realized a net income of $2,074,468, it had a loss from operations of $2,101,204 and had an accumulated deficit of $486,832,006 as of June 30, 2023. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2023, we had cash and cash equivalents and short-term investments of approximately $3.6 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Net cash provided by operating activities for the six months ended June 30, 2023 was $2.5 million, which was primarily the result of the sale of royalty and milestone rights, net of transaction costs of $4.2 million less a net loss from operations of $2.1 million, and $0.4 million in net cash inflows associated with changes in assets and liabilities.

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

We purchased minimal fixed assets in both the six-month periods ended June 30, 2023 and June 30, 2022, and do not expect any significant capital spending during the next 12 months.

We purchased the preferred investment options for $250,000 and paid dividends on the shares of Series C Preferred Stock of $69,000 in the six-month period ended June 30, 2023; we paid dividends on the shares of Series C Preferred Stock of $0.4 million in the same period in 2022.

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

Results of Operations

We recorded a net income of approximately $3.1 million and $2.1 million for the three-month and six-month periods ended June 30, 2023, respectively, as compared to a net loss of approximately $0.8 million and $2.1 million for the three-month and six-month periods ended June 30, 2022, respectively.

We recognized no licensing revenue in the six-month periods ended June 30, 2023 and 2022. We will no longer be entitled to future licensing revenues from our current licensing agreements, since we transferred the royalty and milestone rights associated with arimoclomol and aldoxorubicin to XOMA, pursuant to the Royalty Purchase Agreement and the Assignment Agreement for net proceeds of approximately $4.2 million, along with $6 million in potential post-closing payments, based on achievement of certain future milestones. We recognized the net proceeds in connection with the Royalty Purchase Agreement and the Assignment Agreement as Other Income on our condensed consolidated statement of operations.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
General and administrative expenses	$1,018	$1,141	$2,095	$2,430
Amortization of stock awards	—	3	—	6
Depreciation and amortization	3	4	6	7
	$1,021	$1,148	$2,101	$2,443

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $1.0 million and $2.1 million for the three and six-month periods ended June 30, 2023, respectively, and $1.1 million and $2.4 million, respectively, for the same periods in 2022. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased marginally.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Forgiveness of Accounts Payable

During the three-month period ended June 30, 2022, one of the Company’s vendors issued a credit note of $353,565 related to past general and administrative services. No such credit note was recognized in the three-month period ended June 30, 2023.

Interest Income

Interest income was approximately $3,000 and $7,000 for the three-month and six-month periods ended June 30, 2023, respectively, as compared to $1,000 and $2,000, respectively, for the same periods in 2022.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2023, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Mine Safety Disclosure

Not applicable.

Item 5. — Other Information

None.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LadRx Corporation

Date: August 14, 2023	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of LadRx Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 11, 2023).
10.1***	Royalty Purchase Agreement dated June 21, 2023, by and between LadRx Corporation and XOMA (US) LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 26, 2023.
10.2***	Assignment and Assumption Agreement, dated June 21, 2023, by and between LadRx Corporation and XOMA (US) LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 26, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)

* Filed herewith.

** Furnished herewith.

*** Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

