Form 10-Q
period 2023-09-30
LadRx Corp
filed 2023-11-14
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Number of shares of common stock of LadRx Corporation, $0.001 par value, outstanding as of November 14, 2023: 495,092 shares.

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

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Consolidated Financial Statements

LADRX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,933,410	$1,374,992
Prepaid expenses and other current assets	36,233	628,745
Total current assets	2,969,643	2,003,737
Equipment and furnishings, net	9,670	18,546
Other assets	7,703	7,703
Operating lease right-of-use assets	78,550	216,786
Total assets	$3,065,566	$2,246,772
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$987,023	$975,944
Accrued expenses and other current liabilities	1,029,623	1,015,501
Current portion of operating lease liabilities	83,530	196,081
Total current liabilities	2,100,176	2,187,526

Operating lease liabilities, net of current portion	—	33,526

Total Liabilities	2,100,176	2,221,052

Preferred Stock, Series C 10% Convertible, $1,000 par value, 0 and 2,752 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	1,343,684

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized, 495,092 and 450,374 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	495	450
Additional paid-in capital	488,612,890	487,519,251
Accumulated deficit	(487,647,995)	(488,837,665)
Total stockholders’ equity (deficit)	965,390	(1,317,964)
Total liabilities and stockholders’ equity (deficit)	$3,065,566	$2,246,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
Research and development	14,625	—	14,625	—
General and administrative	825,688	1,167,527	2,926,892	3,610,172

Loss from operations	(840,313)	(1,167,527)	(2,941,517)	(3,610,172)

Other income (loss):
Interest income	24,307	789	31,405	2,643
Forgiveness of accounts payable	—	—	—	353,565
Sale of royalty and milestone rights, net of transaction costs	—		4,167,219
Other income (loss), net	17	59	1,372	(2,402)

Net income (loss)	$(815,989)	$(1,166,679)	$1,258,479	$(3,256,366)

Dividends paid on preferred shares	—	(84,005)	(68,809)	(492,572)

Net income (loss) attributable to common stockholders	$(815,989)	$(1,250,684)	$1,189,670	$(3,748,938)

Total basic and diluted income (loss) per share	$(1.65)	$(2.78)	$2.59	$(8.76)

Basic and diluted weighted-average shares outstanding	495,092	450,373	486,101	428,027

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,258,479	$(3,256,366)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,876	11,248
Stock-based compensation expense	—	8,940
Changes in assets and liabilities:
Insurance claim receivable	—	200,000
Prepaid expenses and other current assets	592,511	1,238,994
Other assets	—	9,133
Amortization of right-of-use asset	138,236	135,141
Accounts payable	11,079	(567,512)
Decrease in lease liabilities	(146,078)	(139,028)
Accrued expenses and other current liabilities	14,124	(901,101)
Net cash provided by (used in) operating activities	1,877,227	(3,260,551)

Cash flows from investing activities:
Purchase of fixed assets	—	(766)
Net cash used in investing activities	—	(766)

Cash flows from financing activities
Preferred stock dividend	(68,809)	(492,572)
Purchase of preferred investment option	(250,000)	—
Net cash used in financing activities	(318,809)	(492,572)

Net increase (decrease) in cash and cash equivalents	1,558,418	(3,753,889)
Cash and cash equivalents at beginning of period	1,374,992	6,769,603
Cash and cash equivalents at end of period	$2,933,410	$3,015,714

Supplemental disclosure of Cash Flow Information:

Conversion of Series C 10% Convertible Preferred Stock to Common Stock	$1,343,684	$2,679,019

The accompanying notes are an integral part of these condensed consolidated financial statements

LADRX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Month Period Ended September 30, 2023

	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2023	—	450,374	$450	$487,519,251	$(488,837,665)	$(1,317,964)
1-100 Reverse stock split fractional shares		13,191	13	(13)		—
Issuance of common stock		250	1	(1)		—
Conversion of preferred shares		15,250	15	655,139		655,154
Preferred dividend					(68,809)	(68,809)
Net loss					(1,074,498)	(1,074,498)
Balance at March 31, 2023	—	479,065	$479	$488,174,376	$(489,980,972)	$(1,806,117)

Conversion of preferred shares		16,027	16	688,514		688,530
Payment to redeem investment option				(250,000)		(250,000)
Net income					3,148,966	3,148,966
Balance at June 30, 2023		495,092	$495	$488,612,890	$(486,832,006)	1,781,379

Net loss					(815,989)	(815,989)
Balance at September 30, 2023		495,092	$495	$488,612,890	$(487,647,995)	$965,390

For the Nine Month Period Ended September 30, 2022

	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2022	—	387,800	$388	$484,829,042	$(484,075,711)	$753,719
Exercise of stock options		214				—
Conversion of preferred shares		46,819	47	2,011,304		2,011,351
Preferred dividend					(206,000)	(206,000)
Issuance of restricted stock for compensation				3,299		3,299
Net loss					(1,295,911)	(1,295,911)
Balance at March 31, 2022	—	434,833	$435	$486,843,645	($485,577,622)	$1,266,458

Conversion of preferred shares		15,541	15	667,653		667,668
Preferred dividend					(202,567)	(202,567)
Issuance of restricted stock for compensation				2,805		2,805
Net loss					(793,776)	(793,776)

Balance at June 30, 2022	—	450,374	$450	$487,514,103	$(486,573,965)	$940,588

Preferred dividend					(84,005)	(84,005)
Issuance of restricted stock for compensation				2,836		2,836
Net loss					(1,166,679)	(1,166,679)
Balance at September 30, 2022	-	450,374	$450	$487,516,939	$(487,824,649)	$(307,260)

LADRX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine-Months Period Ended September 30, 2023 and 2022
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements at September 30, 2023 and for the three-month and nine-month periods ended September 30, 2023 and 2022, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for the full year ending December 31, 2023. Balance sheet amounts as of December 31, 2022 were derived from our audited financial statements as of that date.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2023, although the Company realized a net income of $1,258,479, it had a loss from operations of $2,941,517 and had an accumulated deficit of $487,647,995 as of September 30, 2023. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2023, we had cash and cash equivalents and short-term investments of approximately $2.9 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Use of Estimates

Preparation of the Company’s condensed consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The significant estimates in the Company’s condensed consolidated financial statements relate to the valuation of equity awards, recoverability of deferred tax assets, and estimated useful lives of fixed assets. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

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

	As of September 30,
	2023	2022

Options to acquire common stock	15,647	18,477
Warrants to acquire common stock	42	42
Series C 10% Convertible Preferred Stock	—	31,272
Preferred Investment Option	—	113,637
	15,689	163,428

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivable. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

On March 28, 2022, the Investor converted 4,120 shares of the Series C Preferred Stock in accordance with the initial terms of the agreement and received 46,818 shares of common shares. On May 15, 2022, the Investor converted a further 1,368 shares of the Series C Preferred Stock and received 15,541 shares of common shares, resulting in 2,742 shares of common stock outstanding at December 31, 2022. On January 31, 2023, the Investor converted a further 1,342 shares of Series C Preferred Stock for 15,250 shares of common stock and on May 8, 2023, the Investor converted its remaining shares of Series C Preferred Shares for 16,027 shares of common stock. As of September 30, 2023, there were no shares of Series C Preferred Stock issued and outstanding.

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

Terms of Preferred Investment Option

Prior to the redemption and cancelation of the PIO on June 29, 2023,the PIO to purchase up to 113,637 shares of common stock was exercisable at a price of $88.00 per share. The PIO had a term of five and one-half years from the Authorized Share Increase Date. The holders of the PIO were able to exercise the PIO on a cashless basis, solely to the extent there was no effective registration statement registering, or the prospectus in such registration statement was not available for the resale of the shares of common stock issuable at the time of exercise. The Company was prohibited from effecting an exercise of any PIO to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise of the PIO by the Investor (the “PIO Beneficial Ownership Limitation”), except that upon notice from the holder to the Company, the holder may increase or decrease the amount of ownership of outstanding shares of Common Stock after exercising the holder’s PIO, provided that the PIO Beneficial Ownership Limitation in no event exceeded 9.99% of the number of outstanding shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the PIO held by the holder and provided that any increase in the PIO Beneficial Ownership Limitation shall not be effective until 61 days following notice to the Company. The PIO provided for a Black-Scholes payout upon certain fundamental change transactions relating to the Company, as specified therein. If the fundamental change transaction was within the control of the Company, the payout would have been payable in cash. Otherwise, the payout would have been in the same form of consideration received by the common stockholders as a result of this transaction.

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

During the year ended December 31, 2021, the Company did not have enough shares of authorized common stock to issue the shares of common stock issuable upon the exercise or conversion of the Series C Preferred Stock and the PIO, as applicable. For the year ended December 31, 2021, the Company attempted, but was unsuccessful, obtaining its stockholders’ approval for the increase in its shares of authorized common stock at a special meeting that was originally commenced and was subsequently adjourned on September 23, 2021, and accordingly, the Company was unable to meet its registration rights obligation as of December 31, 2021. As such, the Company recognized an aggregate of approximately $1.1 million in liquidated damages during the year ended December 31, 2021, of which includes a provision of $615,123 as an accrual for estimated damages until stockholders’ approval was achieved and the registration statement registering the shares of common stock issuable upon the exercise or conversion, as applicable, of the Series C Preferred Stock and the PIO was filed. On March 15, 2022, the Company received its stockholders’ approval to increase its authorized shares and filed a Certificate of Amendment to its Restated Certificate of Incorporation to increase the number of authorized shares from 41,666,666 shares to 63,227,273 shares on the same date. The Company filed its registration statement registering the shares of common stock issuable upon the conversion or exercise of the Series C Preferred Stock and the PIO, as applicable, on March 23, 2022 and provided for liquidated damages through that date. As of September 30, 2023, all liquidated damages had been paid and the Company no longer had any liabilities related to the Registration Rights Agreement.

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

The Royalty Agreement and the Assignment Agreement also provide for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio, Inc. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the Food and Drug Administration (“FDA”) of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin.

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

As of September 30, 2023, the balance of right-of-use assets was approximately $79,000, and the balance of total lease liabilities was approximately $84,000.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of September 30, 2023 are as follows:

Operating Lease Payments

October 2023 – September 2024	84,181
Total future minimum lease payments	84,181

Less: present value adjustment	(651)
Operating lease liabilities at September 30, 2023	83,530
Less: current portion of operating lease liabilities	83,530
Operating lease liabilities, net of current portion	$—

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Period Ended September 30, 2023
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s condensed Consolidated Statements of Operations)	$150,416

Other information

Cash paid for amounts included in the measurement of lease liabilities for the period ended September 30, 2023	$133,905

Weighted average remaining lease term – operating leases (in years)	0.4

Average discount rate	3.5%

5. Stock Based Compensation

The Company has a 2008 Stock Incentive Plan (the “2008 Plan”) under which 50,000 shares of common stock are reserved for issuance. As of September 30, 2023, there were approximately 18,000 shares subject to outstanding stock options and approximately 8,000 shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”) under which 54,000 shares of common stock are reserved for issuance. As of September 30, 2023, there were 3,500 shares subject to outstanding stock options from the 2019 Plan. The 2019 Plan expires on November 14, 2029.

On September 7, 2023, the Board approved the first amendment (the “Plan Amendment”) to the 2019 Plan, effective as of the same date. The Plan Amendment amends the 2019 Plan to (i) reflect the Company’s recent name change from CytRx Corporation to LadRx Corporation, and (ii) increase the aggregate number of shares of common stock that may be issued under the 2019 Plan, as set forth in Section 4(a) of the 2019 Plan, by an additional 75,000 shares of common stock.

On September 7, 2023, the Board additionally approved and set January 16, 2024 as the grant date for certain stock options to purchase shares of common stock to certain directors and officers of the Company, which such amounts shall be determined at a future date.

There were no options granted to employees, directors or consultants in either of the periods ended September 30, 2023 or September 30, 2022.

During the nine months ended September 30, 2023, no options were exercised. During the nine months ended September 30, 2022, options to purchase 500 shares of common stock were exercised on a cashless basis in exchange for 215 shares of common stock.

Presented below is our stock option activity:

	Nine Months Ended September 30, 2023
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2023	13,998	3,650	17,648	$433.97
Exercised	—	—	—	—
Forfeited or expired	(2,001)	—	(2,001)	$148.22
Outstanding at September 30, 2023	11,997	3,650	15,647	$745.52
Exercisable at September 30, 2023	11,997	3,650	15,647	$745.52

The following table summarizes significant ranges of outstanding stock options under the 2008 Plan and the 2019 Plan at September 30, 2023:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$26. - $100.	3,500	6.21	$26.00	3,500	6.21	$26.00
$101. –$300.	6,066	3.96	$195.29	6,066	3.96	$195.29
$301. – $1,500.	3,500	2.08	$1,201.28	3,500	2.08	$1,201.28
$1,501. –$4,146.	2,581	0.50	$2,384.61	2,581	0.50	$2,384.61
	15,647	3.47	$745.52	15,647	3.47	$745.52

The Company recorded no stock compensation costs in either periods ended September 30, 2023 or September 30, 2022 as all options had previously vested. At September 30, 2023, there was no unrecognized compensation expense related to unvested stock options.

There was no aggregate intrinsic value of the outstanding options and options vested as of September 30, 2023.

As of September 30, 2023 and September 30, 2022, the Company had warrants to purchase up to 42 shares of common stock outstanding at a weighted average exercise price of $1,044.00 per share. As of September 30, 2023, warrants to purchase up to 42 shares of common stock outstanding had no intrinsic value.

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

7. Commitments and Contingencies

Commitments

Aldoxorubicin

We have an agreement (the “Vergell Agreement”) with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we had to make payments to Vergell upon meeting certain clinical and regulatory milestones up to and including the product’s second final marketing approval. However, those payments are no longer required since the intellectual property acquired under the Vergell Agreement expired. We accrued $316,000 that we believe was owed prior to the expiry of the intellectual property. This amount was outstanding at September 30, 2023 and December 31, 2022.

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

Innovive

Under the merger agreement by which we acquired Innovive Pharmaceuticals, Inc. (“Innovive”), we agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. As of September 30, 2023, there are no longer any further obligations due under this agreement, since the licensed intellectual property rights have expired.

Contingencies

We apply the disclosure provisions of ASC 460, Guarantees to its agreements that contain guarantees or indemnities by the Company. We provide (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to the Company.

The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. On November 30, 2022, Jerald Hammann (“Hammann”) filed a complaint (the “Complaint”) against the Company, Mr. Caloz, and Mr. Kriegsman (together, “Defendants”) in the Court of Chancery of the State of Delaware, alleging various violations of a Cooperation Agreement, dated August 21, 2020, by and between the Company and Hammann. The Complaint alleges breaches of a provision limiting the Board’s ability to effect discretionary compensation and a non-disparagement provision. The Complaint further alleges a breach of a purported implied obligation that the Company disclose various internal records to Hammann. Defendants have moved to dismiss the Complaint in its entirety. Hammann has opposed the motion to dismiss and briefing of the motion is ongoing. Defendants intend to litigate vigorously against Hammann’s claims. A hearing is scheduled for December 2023.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

LadRx Corporation (“LadRx” the “Company”, “we”, “us”, or “our”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, LadRx’s discovery laboratory in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, stability, and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, LadRx launched Centurion BioPharma Corporation (“Centurion”), a wholly-owned subsidiary, and transferred into Centurion all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR (Linker Activated Drug Release) drug candidates, and of its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and the lab was closed at the end of January 2019.

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

Reverse Stock Split

The Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock were converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share amounts in this Quarterly Report on Form 10-Q (the Quarterly Report”) have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Corporate Information

We are a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648. Our web site is located at http://www.ladrxcorp.com. We do not incorporate by reference into this Quarterly Report the information on, or accessible through, our website, and you should not consider it as part of this report.

LADR Drug Discovery Platform

The LADR™ Technology offers the opportunity for multiple pipeline drugs. The Company’s LADR™ technology platform consists of an organic backbone that is attached to a chemotoxic agent. The purpose of the LADR™ backbone is to first target and deliver the chemotoxic agent to the tumor environment, and then to release the chemotoxic agent within the tumor. By delivering, concentrating, and releasing the chemotoxic agent within the tumor, one expects to reduce the off-target side-effects of the chemotherapeutic, which in turn allows for several-fold higher dosing of the chemotherapeutic to the patient. Being small organic molecules, the Company expects LADR-based drugs to offer the benefits of targeting the tumor without the complexity, side effects, and expense inherent in macromolecules such as antibodies and nanoparticles.

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

The Company’s LADR™ development efforts are focused on two classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, LADRs 7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the auristatin and maytansinoid drug classes. Auristatin and maytansinoid are highly potent chemotoxins, and require targeting to the tumor for safe administration to humans, as is the case for the U.S. Food and Drug Administration (“FDA”)-approved drugs Adcetris (auristatin antibody-drug-conjugate manufactured by Seagen, Inc.) and Kadcyla (maytansine antibody-drug-conjugate manufactured by Genentech, Inc.). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which we believe will reduce clinical and regulatory costs and risks.

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

The next generation LADR™ drugs are termed LADR 7, 8, 9, and 10. A great deal of Investigational New Drug (“IND”) enabling work has already been accomplished on LADR 7-10, including in-silico modeling, in-vitro efficacy testing in several different cancer models, in-vivo dosing, safety, and efficacy testing in several different cancer models in animals. We have also developed and proven manufacturability, an important step prior to beginning human clinical trials.

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR 7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR 7, a manufacturing run under Good Manufacturing Practices (GMP) must be completed and some toxicology studies completed using the GMP material must be completed in animals. Toxicology studies with LADR 7 have already been completed with non-GMP manufactured drug.

Over the past quarter, LadRx and its Contract Drug Manufacturing Organization (CDMO) have been working towards the GMP manufacture of LADR7. Thus far, the synthetic steps to construct LADR7 have been carried out and validated, most of the synthetic steps have been optimized for scaleup, and LADR7 drug product has been produced in sufficient quantities to begin IND-enabling toxicology experiments. As the toxicology program starts in the fourth quarter of 2023, work on the manufacturing side will continue, with a goal of scaling up the manufacturing of LADR7 to clinical quantities.

LadRx plans to submit to the FDA a pre-IND (pre-Investigational New Drug) meeting request during the fourth quarter of 2023 for LADR7, and projects a full IND submission with the FDA in the second quarter of 2023. The Company hopes to obtain IND clearance for LADR7 during calendar year 2024 or early 2025. Furtherance of LADR7 to IND clearance by the FDA requires additional funding, and could be impacted by timing or technical delays.

Management estimates that these final IND-enabling activities for LADR 7 would take approximately 12 months to complete, once funded and initiated, and that first-in-human dosing would be achieved within approximately 6-9 months after completion of the IND-enabling studies. Management further estimates that the cost to manufacture GMP material for one LADR™ drug, for example LADR 7, complete all pre-IND studies, and to obtain an IND could be approximately $2 million in direct costs, based on current estimates, representing a capital-efficient path to clinical entry.

Because the LADR™ backbone in future products would be the same as the LADR™ backbone in current product candidates, (i.e. the chemotoxin can be changed without changing the LADR™ backbone), management anticipates that future product candidates beyond LADR 7-10 may enjoy abbreviated pre-clinical pathways to first-in-human. Such abbreviated pathways would be subject to FDA review and agreement.

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

Business Strategy for LADR™ Platform

With the non-dilutive financing concluded with XOMA (as defined below) in June 2023, the Company is now focused on commencing the work needed to submit an IND with the FDA for LADR7. Specifically, the Company is working with its vendors to initiate GMP manufacturing of LADR7, and to initiate the toxicology program that will form the basis of the IND for LADR7. Management estimates that the GMP manufacture and IND-enabling toxicology studies for LADR7 will be completed in the fourth quarter of 2024, with submission of the IND to the FDA shortly thereafter. Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (formerly known as NantCell, Inc., and which merged with NantKwest Inc. in March 2021 (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, we are no longer directly working on the development of aldoxorubicin. As part of the license agreement, ImmunityBio made a strategic investment of $13 million in LadRx’s common stock at $660.00 per share (adjusted to reflect our 1-for-6 reverse stock split effectuated in October 2017), a premium of 92% to the market price on that date. The Company also issued a warrant to ImmunityBio to purchase up to 5,000 shares of common stock at $660.00 per share, which such warrant expired on January 26, 2019.

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

The Royalty Agreement and the Assignment Agreement also provide for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio, Inc. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the Food and Drug Administration (“FDA”) of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm indicated it plans on resubmitting the NDA for arimoclomol in 2023. It is also identifying a regulatory path forward with the EMA. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023.

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

Our significant accounting policies and discussion of recently issued accounting pronouncements are summarized in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2022 (“the 2022 Annual Report”).

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

Known Trends, Events, and Uncertainties

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the declaration of a public health emergency associated with COVID-19 subsequently expired on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and has adversely affected and may continue to adversely affect our operations and global economy. The Company does not believe that inflation has had a material effect on its operations to date, other than the impact of inflation on the general economy.  However, there is a risk that the Company’s operating costs could become subject to inflationary pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Additionally, the consequences of the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations. Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

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

Liquidity and Capital Resources

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2023, although the Company realized a net income of $1,258,479, it had a loss from operations of $2,941,517 and an accumulated deficit of $487,647,995 as of September 30, 2023. In addition, the Company has no recurring revenue. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2023, we had cash and cash equivalents and short-term investments of approximately $2.9 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Net cash provided by operating activities for the nine months ended September 30, 2023 was $1.9 million, which was primarily the result of the sale of royalty and milestone rights, net of transaction costs of $4.2 million less a net loss from operations of $2.9 million, and $0.6 million in net cash inflows associated with changes in assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2022 was $3.3 million, which was primarily the result of a net loss from operations of $3.3 million, and a net neutral in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to decreases of $1.2. million of prepaid expenses and other current assets, $0.2 million of insurance claim receivable and $0.1 million of amortization of right-of-use asset, offset by reductions of $0.5 million of accounts payable, $0.9 million in accrued liabilities and $0.1 million of decrease in lease liabilities.

We purchased minimal fixed assets in both the nine-month periods ended September 30, 2023 and September 30, 2022, and do not expect any significant capital spending during the next 12 months.

We purchased the preferred investment options for $250,000 and paid dividends on the shares of Series C Preferred Stock of $69,000 in the nine-month period ended September 30, 2023; we paid dividends on the shares of Series C Preferred Stock of $0.5 million in the same period in 2022.

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

Results of Operations

We recorded a net income (loss) of approximately $(0.8) million and $1.3 million for the three-month and nine-month periods ended September 30, 2023, respectively, as compared to a net loss of approximately $1.2 million and $3.3 million for the three-month and nine-month periods ended September 30, 2022, respectively.

We recognized no licensing revenue in the nine-month periods ended September 30, 2023 and 2022. We will no longer be entitled to future licensing revenues from our current licensing agreements, since we transferred the royalty and milestone rights associated with arimoclomol and aldoxorubicin to XOMA, pursuant to the Royalty Purchase Agreement and the Assignment Agreement for net proceeds of approximately $4.2 million, along with an aggregate of $6 million in potential post-closing payments, based on achievement of certain future milestones. We recognized the net proceeds in connection with the Royalty Purchase Agreement and the Assignment Agreement as Other Income on our condensed consolidated statement of operations.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
General and administrative expenses	$823	$1,161	$2,918	$3,590
Amortization of stock awards	—	3	—	9
Depreciation and amortization	3	4	9	11
	$826	$1,168	$2,927	$3,610

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $0.8 million and $2.9 million for the three and nine-month periods ended September 30, 2023, respectively, and $1.2 million and $3.6 million, respectively, for the same periods in 2022. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased marginally.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Forgiveness of Accounts Payable

During the nine-month period ended September 30, 2022, one of the Company’s vendors issued a credit note of $353,565 related to past general and administrative services. No such credit note was recognized in the nine-month period ended September 30, 2023.

Interest Income

Interest income was approximately $24,000 and $31,000 for the three-month and nine-month periods ended September 30, 2023, respectively, as compared to $1,000 and $3,000, respectively, for the same periods in 2022.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2023, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. On November 30, 2022, Jerald Hammann (“Hammann”) filed a complaint (the “Complaint”) against the Company, Mr. Caloz, and Mr. Kriegsman (together, “Defendants”) in the Court of Chancery of the State of Delaware, alleging various violations of a Cooperation Agreement, dated August 21, 2020, by and between the Company and Hammann. The Complaint alleges breaches of a provision limiting the Board’s ability to effect discretionary compensation and a non-disparagement provision. The Complaint further alleges a breach of a purported implied obligation that the Company disclose various internal records to Hammann. Defendants have moved to dismiss the Complaint in its entirety. Hammann has opposed the motion to dismiss and briefing of the motion is ongoing. Defendants intend to litigate vigorously against Hammann’s claims. A hearing is scheduled for December 2023.

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

LadRx Corporation

Date: November 14, 2023	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of LadRx Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 11, 2023).
3.2	Amendments to the By-Laws of LadRx Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on September 11, 2023).
10.1	Amendment No. 1 to the LadRx Corporation 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 11, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)

* Filed herewith.

** Furnished herewith.

