Form 10-K
period 2023-12-31
LadRx Corp
filed 2024-03-27
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

N/A/

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Based on the closing price of the registrant’s common stock as reported on the OTC Markets, the aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.1 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 29, 2024 was 495,092 shares.

LADRX CORPORATION

2023 ANNUAL REPORT ON FORM 10-K

NOTE ON FORWARD-LOOKING STATEMENTS

References throughout this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “LadRx,” “we,” “us,” and “our,” except where the context requires otherwise, refer to LadRx Corporation.

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

PART I

Item 1. BUSINESS

COMPANY OVERVIEW

LadRx Corporation (“LadRx” the “Company”, “we”, “us”, or “our”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, LadRx’s discovery laboratory in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR 7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, stability, and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, the Company launched Centurion BioPharma Corporation (“Centurion”), a wholly-owned private subsidiary, and transferred to Centurion all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ (Linker Activated Drug Release) drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and, accordingly, the lab was closed at the end of January 2019.

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

Effective September 26, 2022, we changed our name from CytRx Corporation to LadRx Corporation pursuant to a Certificate of Amendment to our Restated Certificate of Incorporation (the “Certificate of Incorporation”), as amended, filed with the Secretary of State of Delaware. In accordance with the DGCL, our board of directors (the “Board”) approved the name change and the Certificate of Amendment. Pursuant to Section 242(b)(1) of the DGCL, stockholder approval was not required for the name change or the Certificate of Amendment.

2023 Reverse Stock Split

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

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR 7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR 7, a manufacturing run under Good Manufacturing Practices (GMP) has been completed and the GMP LADR 7 currently in hand is sufficient to carry out final toxicology studies, and to initiate Phase IA studies in human subjects.

The final toxicology studies required for the IND for LADR 7 are underway and we expect the toxicology studies to be completed and the IND application for LADR 7 to be filed with the FDA by the end of the third quarter of 2024 or the beginning of the fourth quarter of 2024. Absent a clinical hold from the FDA, this timeline should allow the Company to be ready for first-patient dosing with LADR 7 by the end of 2024 (the period for the FDA review of an IND application is 30 days). If the Company encounters difficulties with the toxicology program or fails to meet the FDA’s requirements for the IND application, the first-patient dosing could be substantially delayed.

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

Business Strategy for LADR™ Platform

With the non-dilutive financing concluded with XOMA (as defined below) in June 2023, the Company is now focused on completing the work necessary to file an IND application with the FDA for LADR7. For example, the Company recently completed the production of approximately 100 grams of LADR7 under GMP, which is sufficient to carry out final toxicology studies, and to initiate Phase IA studies in human subjects.

The Company has also initiated the Good Laboratory Practices (“GLP”) toxicology program that is expected to form the foundation of the IND application for LADR 7 to the FDA. Management expects the toxicology studies to be completed and the IND application for LADR 7 to be filed with the FDA by the end of the third quarter of 2024 or the beginning of the fourth quarter of 2024. Absent a clinical hold from the FDA, this timeline should allow the Company to be ready for first-patient dosing with LADR 7 by the end of 2024 (the period for the FDA review of an IND application is 30 days). If the Company encounters difficulties with the toxicology program or fails to meet the FDA’s requirements for the IND, the first-patient dosing could be substantially delayed.

Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. (the “2017 License Agreement”) (formerly known as NantCell, Inc., and which merged with NantKwest Inc. in March 2021 (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, we are no longer directly working on the development of aldoxorubicin. As part of the 2017 License Agreement, ImmunityBio made a strategic investment of $13 million in LadRx’s common stock at $660.00 per share (adjusted to reflect our reverse stock splits), a premium of 92% to the market price on that date. The Company also issued a warrant to ImmunityBio to purchase up to 5,000 shares of common stock at $660.00 per share, which such warrant expired on January 26, 2019.

ImmunityBio is conducting an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (cohort C). In June 2022, Immunity Bio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval of 4 to 6.9 months). An additional 25 patients in the experimental group remain in the study. As of the date of this Annual Report, there have been no treatment-related deaths, and serious adverse events have been uncommon (6%).

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

Royalty Purchase Agreement with XOMA

On June 21, 2023, the Company, entered into (i) a Royalty Purchase Agreement (the “Royalty Agreement”) with XOMA (US) LLC (“XOMA”), for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to certain royalty payments and milestone payments with respect to aldoxorubicin, and (ii) an Assignment and Assumption Agreement (the “Assignment Agreement”) with XOMA for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in the Asset Purchase Agreement (the “2011 Arimoclomol Agreement”) between the Company and Orphazyme ApS (“Orphazyme”), dated as of May 13, 2011, and assigned to Zevra Denmark A/S (“Zevra Denmark”), effective as of June 1, 2022, which includes certain royalty and milestone payments with respect to arimoclomol. The combined aggregate purchase price paid to the Company for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to aldoxorubicin and arimoclomol was $5 million, less certain transaction fees and expenses.

The Royalty Agreement and the Assignment Agreement also provide for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the FDA of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin.

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

Management determined that the Royalty Agreement is not considered to be with a customer, and it does not fall within the scope of ASC 606. Instead, the Royalty Agreement represents an in-substance sale of nonfinancial assets, and, therefore, should be accounted for within the scope of ASC 610-20. As such, the Company recognized such net proceeds as other income in the accompanying statement of operations.

Transfer of Rights to Molecular Chaperone Assets (Orphayzme)

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm resubmitted the NDA for arimoclomol in 2023. It is also identifying a regulatory path forward with the EMA. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023.

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of a NDA to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In January 2024, Zevra announced the FDA had accepted the NDA for arimoclomol and the Company received the one-time payment of $1 million in February 2024.

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

As of January 31, 2024, we have three granted U.S. patents and fifty granted foreign patents, and two pending U.S. patent applications and twenty-four pending foreign patent applications covering our LADRTM-related technology including LADR 7, LADR-8, LADR-9 and LADR-10. The un-extended patent term of patents that issue covering our LADRTM-related technology is between June 2036 and November 2038. We also have one granted foreign patent, one pending US patent application, and thirteen pending foreign patent applications covering our albumin companion diagnostic (ACDxTM). The un-extended patent term of patents that issue covering our ACDxTM is July 2039. The patents and patent applications covering our LADRTM-related technology, and ACDxTM are assigned to LadRx. In conjunction with the 2017 License Agreement, we granted ImmunityBio an exclusive license to all our aldoxorubicin-related patents, including the rights in three granted U.S. patents, twenty-one granted foreign patents and six pending foreign patent applications covering aldoxorubicin and related technologies. Our intellectual property holdings relating to aldoxorubicin, and related technologies include an exclusive license from Vergell Medical, S.A. or Vergell. Patents and applications that cover pharmaceutical compositions comprising aldoxorubicin and their use in treating cancer (including glioblastoma) have un-extended patent terms expiring between December 2033 and June 2034.

LICENSE AGREEMENTS

Molecular Chaperone Assets

The agreement relating to our worldwide rights to arimoclomol provides for our payment up to an aggregate of $3.65 million upon receipt of milestone payments from Zevra ( formerly KemPharm).

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

There are many companies developing antibody-drug conjugates (ADC) for the treatment of cancer and some that use the same classes of cytotoxic payloads as we are currently using. These include Takeda Pharmaceutical Co. Ltd. and Seattle Genetics Inc. who market Adcetris®, and F. Hoffmann-LaRoche Ltd./Genentech who market Kadcyla®. According to www.clinicaltrials.gov, many other major pharmaceutical companies, including Celgene Corp. and GlaxoSmithKline are testing an ADC in either on-going or currently enrolling clinical trials. Other companies have created or have programs to create cell-killing agents for attachment to antibodies or other targeting agents. These companies may compete with us for technology out-license arrangements.

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

11

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

In addition, FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Changes to the manufacturing process, specifications or container closure system for an approved drug product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require, among other things, the investigation and correction of any deviations from cGMPs and the imposition of reporting and documentation requirements upon the NDA sponsor and any third-party manufacturers involved in producing the approved drug product. Accordingly, both sponsors and manufacturers must continue to expend time, money, and effort on systems relating to production and quality control to maintain cGMP compliance and other aspects of quality control and quality assurance, and to ensure ongoing compliance with other statutory requirements of the FDCA. We anticipate that the products we may commercialize in the United States (if any) will be manufactured by our strategic partners (including licensees) or contractors (including any third parties who may be engaged by us or one of our partners to conduct any commercialization activities, as well as downstream subcontractors, as applicable) and we may, thus, be subject to enforcement action for any such third parties’ failures to comply with the applicable post-market regulations or otherwise be adversely affected by any of our partners’ or contractors’ compliance issues.

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

We and/or our present or future suppliers, contract manufacturers, and/or other affiliates involved in one or more of our current or future U.S. development and/or commercialization activities (if applicable) may not be able to comply with all FDA regulatory requirements. For example, we may believe that all clinical studies are being conducted in accordance with the FDA’s IND regulations and that none of our investigational products are being promoted with claims of safety and/or effectiveness for the intended use(s) for which they are under investigation, but the FDA may determine otherwise, which could subject us to enforcement action and/or delay or prevent the ultimate approval of our applicable product candidate(s). From a post-market perspective, with regard to any products we may commercialize in the United States in the future, we may believe our manufacturing operations (including that of our partners and/or contractors, as applicable) are fully compliant with cGMPs and that all promotional communications disseminated by or on behalf of us are consistent with FDA’s prescription-drug marketing requirements, but the FDA may disagree and take enforcement action against us. Accordingly, we could be subject to a number of adverse enforcement actions and/or penalties in connection with any failure(s) to comply with the FDCA and/or its implementing regulations at any stage in development and/or commercialization (if applicable), including, but not limited to, the following:

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

Fraud and Abuse, Transparency, and Privacy

In the United States, we may be subject to various federal and state laws and regulations regarding fraud and abuse in the healthcare industry, as well as industry standards and guidance, such as the codes issued by the Pharmaceutical Research and Manufacturers of America (or “PhRMA Codes”), which some states reference or incorporate in their statutes and regulations. These laws, regulations, standards, and guidance may impact, among other things, our sales and marketing activities and our relationships with healthcare providers and patients. In addition, we may be subject to patient privacy regulations by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claim Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from the federal government, including Medicare, Medicaid, or other third-party payors, that are false or fraudulent;

○	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes federal criminal and civil liability for executing, or attempting to execute, a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	the federal transparency laws, including the Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs to disclose payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, also imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, state laws that require pharmaceutical manufacturers to report certain pricing or payment information, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are not preempted by HIPAA, thus complicating compliance efforts.

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

Employees

As of December 31, 2023, we had two full-time employees.

Available Information

We maintain a website at www.ladrxcorp.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as soon as is reasonably practicable after filing. Among other things, we post on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments and Code of Business Conduct and Ethics. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

Item 1A. RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in our common stock, you should carefully consider the risks described below, together with the other information included in this Form 10-K, including the consolidated financial statements and related notes thereto.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below following this Risk Factor summary and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

Risks Associated With Our Business:

●

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2023 expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations.

●	Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.
●	If Zevra fails to successfully develop and commercialize arimoclomol, our business prospects will be materially adversely affected.
●	If ImmunityBio fails to successfully develop aldoxorubicin or our exclusive licensing arrangement with ImmunityBio is otherwise unsuccessful, our business prospects will be materially adversely affected.

Risks Associated With Drug Discovery and Development:

●	If the projected development goals for our product candidates are not achieved in the expected time frames, the commercialization of our products may be delayed and our business prospects may suffer. Our financial projections also may prove to be materially inaccurate.
●	The regulatory approval process is lengthy, time consuming and inherently unpredictable, and if our products or those we have sold or licensed are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	We may be unable to protect our intellectual property rights, which could adversely affect our ability to compete effectively.
●	If our product candidates infringe the rights of others, we could be subject to expensive litigation or be required to obtain licenses from others to develop or market them.
●	The results of pre-clinical studies or early clinical trials are not necessarily predictive of future results, and our ultra-high potency albumin-binding drug conjugates may not have favorable results in later clinical trials or receive regulatory approval.
●	Any products that we develop or are sold or licensed may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business.
●	Healthcare legislative reform measures could hinder or prevent the commercial success of our products and product candidates.
●	We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.
●	We will be required to pay substantial milestone and other payments relating to the commercialization of our products.
●	The COVID-19 endemic and its ongoing effects could adversely impact our business and prospects, including active and planned clinical trials by ImmunityBio and Zevra.
●	In the event of a dispute regarding our international drug development, it may be necessary for us to resolve the dispute in the foreign country of dispute, where we would be faced with unfamiliar laws and procedures.
●	Drug discovery is a complex, time-consuming and expensive process, and we may not succeed in creating new product candidates.
●	We have a limited operating history in drug discovery, which is inherently risky, and we may not succeed in addressing these risks.

General Risk Factors:

●	We are subject to intense competition, and we may not compete successfully.
●	We are subject to potential liabilities from clinical testing and future product liability claims.
●	We may be unable to successfully acquire additional technologies or products. If we require additional technologies or products, our product development plans may change and the ownership interests of our shareholders could be diluted.
●	The impact and results of our exploration of any strategic alternatives are uncertain and may not be successful.
●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
●	Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
●	You may experience future dilution as a result of future equity offerings or other equity issuances.
●	Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.
●	We cannot assure investors that our internal controls will prevent future material weaknesses.
●	We could be subject to legal actions that could adversely affect our financial condition.
●	Our anti-takeover measures may make it more difficult to change our management, or may discourage others from acquiring us, and thereby adversely affect stockholder value.
●	Our By-laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
●	We do not expect to pay any cash dividends on our common stock.

Risks Associated With Our Business

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. For the year ended December 31, 2023, we realized a net income of $0.4 million, had a loss from operations of $3.8 million , incurred a net loss of $4.2 million for the year ended December 31, 2022, and had total stockholders’ equity as of December 31, 2023 of $0.1 million. We have had no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected. These factors individually and collectively raise a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2023 expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

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

At December 31, 2023, we had cash and cash equivalents of approximately $2.1 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

If either Zevra or ImmunityBio fail to successfully develop and commercialize arimoclomol and aldoxorubicin, respectively, our business prospects will be materially adversely affected.

In June 2023, we entered into the Royalty Agreement with XOMA, for the sale, transfer, assignment and conveyance of our right, title and interest in and to certain royalty payments and milestone payments with respect to aldoxorubicin, and the Assignment Agreement with XOMA for the sale, transfer, assignment and conveyance of our right, title and interest in the 2011 Arimoclomol Agreement between us and Orphazyme and assigned to Zevra Denmark, effective as of June 1, 2022, which includes certain royalty and milestone payments with respect to arimoclomol. Under this Royalty Agreement, we are entitled to (i) a one-time payment of $1 million upon acceptance of a re-submission of a NDA to the FDA for arimoclomol, and a one-time payment of $1 million upon first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In January 2024, Zevra announced the FDA had accepted the NDA for arimoclomol, and we received the one-time payment of $1 million in February 2024.

Pursuant to the Royalty Agreement, we also agreed to sell, transfer, assign and convey to XOMA, among other payments, all royalty payments and regulatory and commercial milestone payments payable to us pursuant to the 2017 License Agreement. The Royalty Agreement also provides for the sharing of certain rights with XOMA to bring any action, demand, proceeding or claim as related to receiving such payments and $4 million upon FDA approval of aldoxorubicin.

The potential revenue from our arrangement with Zevra and ImmunityBio is based on contingent payments, which will depend upon their ability to achieve regulatory approvals and successfully market and sell products derived from arimoclomol and aldoxorubicin. We will not be involved in this process and will depend entirely on Zevra and ImmunityBio, which may fail to develop or effectively commercialize products derived from arimoclomol and aldoxorubicin, respectively, for many reasons, including if they:

● decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

● do not have sufficient resources necessary to carry arimoclomol or aldoxorubicin through clinical development, regulatory approval and commercialization;

● cannot obtain the necessary regulatory approvals for arimoclomol or aldoxorubicin; or

● decide to pursue a competitive drug candidate.

If Zevra or ImmunityBio do not obtain the applicable regulatory approvals for arimoclomol or aldoxorubicin that are necessary to trigger the corresponding milestone payments to us under our the Royalty Agreement and the Assignment Agreement, if their research and development or commercialization efforts are, otherwise, unsuccessful, or if they fail to develop or effectively commercialize arimoclomol or aldoxorubicin for any of the other reasons described above, we may not be able to develop and commercialize that drug independently or replace Zevra or ImmunityBio with another suitable partner in a reasonable period of time, and we will not realize the anticipated commercial benefits of the arrangement which could adversely affect our business prospects and financial condition.

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

Furthermore, even if regulatory approvals are obtained, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMPs”), and good clinical practices (“cGCPs”), for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

As part of the Royalty Purchase Agreement entered into with XOMA in June 2023, XOMA assumes all but $0.4 million of the payment due under the preceding agreement.

The COVID-19 endemic and its ongoing effects could adversely impact our business and prospects, including active and planned clinical trials by ImmunityBio and Zevra.

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the declaration of a public health emergency associated with COVID-19 subsequently expired on May 11, 2023.

As the COVID-19 endemic and its ongoing effects continue to evolve, the companies which we are working to develop and commercialize our products, ImmunityBio and Zevra, could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 endemic and its ongoing effects, including but not limited to, reinstatement of government-imposed quarantines, limitations on business activity and shelter-in-place mandates to mitigate or contain the virus, which could cause delays in our potential timing of receipts of milestones and royalties within the disclosed time periods and expected costs. The disruptions to ImmunityBio and Zevra could include:

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

The extent to which the COVID-19 endemic and its ongoing effects may impact our business and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the endemic, new variants of the coronavirus, reinstatement of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 endemic and its ongoing effects, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as endemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

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

Our business is highly dependent upon the continued services of our senior management and key personnel. As such, our future success depends on our ability to identify, attract, hire or engage, retain, and motivate well-qualified personnel. Our operations require qualified personnel with expertise in pharmaceutical development and clinical research. We must compete for qualified individuals with numerous companies, universities, and other research institutions. Competition for such individuals is intense, and, when the need arises, we may not be able to hire the personnel necessary to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements.

An overall tightening and increasingly competitive labor market in the U.S. employment market generally, especially in response to the COVID-19 endemic, has been observed in the United States. Sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 endemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate and our overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as third-party outsourcing have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the COVID-19 endemic or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

As of December 31, 2023, we had outstanding stock options to purchase 14,000 shares of our common stock at a weighted-average exercise price of $501.70 per share and outstanding warrants to purchase up to an aggregate of 42 shares of common stock at a weighted-average exercise price of $3,360.00 per share.

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

At the 2022 Annual Meeting of Stockholders, a proposal (the “Declassification Proposal”) to declassify the structure of the Board was passed on a precatory basis, which advised the Board that a majority of our stockholders desired to end the classified Board structure in favor of the annual election of directors, in which each director standing for election will only be eligible to be elected for one-year terms.

At the 2023 Annual Meeting of Stockholders, the Board adopted a resolution approving and declaring the advisability of amending our governing documents to the extent necessary to remove provisions that provided for a classified Board. This proposal provides for a rolling declassification of the Board to be completed by the 2026 annual meeting of the stockholders.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of a previous ownership change, our annual utilization of approximately $59.3 million in federal net operating loss carryforwards became substantially limited. If we experience ownership changes as a result of future transactions in our stock, we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could potentially result in increased future tax liability to us on any net income that we may earn in the future.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

In an effort to protect our business against cybersecurity threats, we have implemented a cybersecurity risk management program that is integrated with our internal risk management processes and designed to identify and protect against cyber threats as well as to respond to and recover from cyber incidents, as applicable. Our cybersecurity risk management program is informed by industry standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and is supported by periodic internal and external information security assessments and testing.

We have also established incident response policies and procedures, overseen by our Chief Financial Officer, to review and classify cybersecurity incidents and to define roles and responsibilities for response and remediation in the event of a cyber incident.

In addition, we collaborate with third-party advisory firms to periodically review and evaluate our security measures, which informs our ongoing strategy and execution of our cybersecurity program. We also leverage third-party providers to augment our internal security resources, including to support our ongoing monitoring and threat detection capabilities. We have a process to evaluate certain critical third-party providers before engagement as well as periodically thereafter, which may include a review of available audit reports, security documentation, operating controls, and industry reputation, as well as contractual requirements, as appropriate.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition; however, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please see our Risk Factors.

Item 2. PROPERTIES

We lease our headquarters in Los Angeles, California. The lease covers approximately 2,771 square feet of office and storage space and expires in February 2024. We did not renew this lease. Our monthly rent is $15,361. We also lease additional storage space for approximately 540 square feet. This lease expired in February 2024, and requires us to make monthly payments of $1,475. The Company has signed a renewal for an 18-month term, at the same monthly payment. In March 2022, we entered into a sub-lease for our office space that provides for a monthly rental income of $8,867, subject to an annual increase of 3.5 percent. The sub-lease expires in February 2024.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Market under the symbol “LADX.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the OTC Market. The high and low prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The stock prices take into account the Reverse Stock Split effectuated in May 2023.

	High	Low
Fiscal Year 2023:
Fourth Quarter	$1.95	$0.63
Third Quarter	$3.83	$1.49
Second Quarter	$12.00	$2.30
First Quarter	$15.00	$7.00

Fiscal Year 2022
Fourth Quarter	$83.00	$45.00
Third Quarter	$100.00	$54.00
Second Quarter	$321.00	$89.00
First Quarter	$83.00	$45.00

Holders

On March 28, 2024, there were approximately 180 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2023, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock, Warrants and Rights	Number of Securities Remaining Available for issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by our security holders:
2008 Stock Incentive Plan	10,350	$501.70	—
Equity compensation plans not approved by our security holders:
2019 Stock Incentive Plan	3,500	$549.00	—
Outstanding warrants (1)	42	$3,360.00	—
Total	14,042	$510.25	—

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

Recent Issuances of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2023.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2023.

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

Overview

LadRx Corporation is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, LadRx’s discovery laboratory in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR 7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, stability, and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, the Company launched Centurion BioPharma Corporation (“Centurion”), a wholly-owned private subsidiary, and transferred to Centurion all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ (Linker Activated Drug Release) drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and, accordingly, the lab was closed at the end of January 2019.

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

2023 Reverse Stock Split

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

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR 7-10 is limited due to the extensive experimentation already completed. For example, in the case of LADR 7, a manufacturing run under Good Manufacturing Practices (GMP) has been completed and the GMP LADR 7 currently in hand is sufficient to carry out final toxicology studies, and to initiate Phase IA studies in humans.

We expect the toxicology studies to be completed and the IND application for LADR 7 to be filed with the FDA by the end of the third quarter of 2024 or the beginning of the fourth quarter of 2024. Absent a clinical hold from the FDA, this timeline should allow the Company to be ready for first-patient dosing with LADR 7 by the end of 2024 (the period for the FDA review of an IND application is 30 days). If the Company encounters difficulties with the toxicology program or fails to meet the FDA’s requirements for the IND application, the first-patient dosing could be substantially delayed.

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

Business Strategy for LADR™ Platform

With the non-dilutive financing concluded with XOMA (as defined below) in June 2023, the Company is now focused on preparing the work necessary to file an IND application with the FDA for LADR7. For example, the Company recently completed the production of approximately 100 grams of LADR7 under GMP, which is sufficient to carry out final toxicology studies, and to initiate Phase IA studies in human subjects.

The Company has also initiated the Good Laboratory Practices (“GLP”) toxicology program that is expected to form the foundation of the IND application for LADR 7 to the FDA. Management expects the toxicology studies to be completed and the IND application for LADR 7 to be filed with the FDA by the end of the third quarter of 2024 or the beginning of the fourth quarter of 2024. Absent a clinical hold from the FDA, this timeline should allow the Company to be ready for first-patient dosing with LADR 7 by the end of 2024 (the period for the FDA review of an IND application is 30 days). If the Company encounters difficulties with the toxicology program or fails to meet the FDA’s requirements for the IND, the first-patient dosing could be substantially delayed.

Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license (the “2017 License Agreement”) with ImmunityBio, Inc. (formerly known as NantCell, Inc., and which merged with NantKwest Inc. in March 2021 (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, we are no longer directly working on the development of aldoxorubicin. As part of the 2017 License Agreement, ImmunityBio made a strategic investment of $13 million in LadRx’s common stock at $660.00 per share (adjusted to reflect our reverse stock splits), a premium of 92% to the market price on that date. The Company also issued a warrant to ImmunityBio to purchase up to 5,000 shares of common stock at $660.00 per share, which such warrant expired on January 26, 2019.

ImmunityBio is conducting an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (cohort C). In June 2022, Immunity Bio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval of 4 to 6.9 months). An additional 25 patients in the experimental group remain in the study. As of the date of this Annual Report, there have been no treatment-related deaths, and serious adverse events have been uncommon (6%).

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

Royalty Purchase Agreement with XOMA

On June 21, 2023, the Company, entered into (i) a Royalty Purchase Agreement (the “Royalty Agreement”) with XOMA (US) LLC (“XOMA”), for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to certain royalty payments and milestone payments with respect to aldoxorubicin, and (ii) an Assignment and Assumption Agreement (the “Assignment Agreement”) with XOMA for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in the Asset Purchase Agreement (the “2011 Arimoclomol Agreement”) between the Company and Orphazyme ApS (“Orphazyme”), dated as of May 13, 2011, and assigned to Zevra Denmark A/S (“Zevra Denmark”), effective as of June 1, 2022, which includes certain royalty and milestone payments with respect to arimoclomol. The combined aggregate purchase price paid to the Company for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to aldoxorubicin and arimoclomol was $5 million, less certain transaction fees and expenses.

The Royalty Agreement and the Assignment Agreement also provide for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio, Inc. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the FDA of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin.

Pursuant to the Royalty Agreement, the Company agreed to sell, transfer, assign and convey to XOMA, among other payments, all royalty payments and regulatory and commercial milestone payments payable to the Company pursuant to the worldwide license agreement, dated July 27, 2017, by and between the Company and Immunity Bio, Inc.. The Royalty Agreement also provides for the sharing of certain rights with XOMA to bring any action, demand, proceeding or claim as related to receiving such payments.

Management determined that the Royalty Agreement is not considered to be with a customer, and it does not fall within the scope of ASC 606. Instead, the Royalty Agreement represents an in-substance sale of nonfinancial assets, and, therefore, should be accounted for within the scope of ASC 610-20. As such, the Company recognized such net proceeds as other income in the accompanying statement of operations.

Transfer of Rights to Molecular Chaperone Assets (Orphayzme)

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm resubmitted the NDA for arimoclomol in 2023. It is also identifying a regulatory path forward with the EMA. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023.

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of a New Drug Application to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In January 2024, Zevra announced the FDA had accepted the NDA for arimoclomol and the Company received the one-time payment of $1 million in February 2024.

Research and Development

In 2023, the Company spent $280,000 on expenditures for research and development activities related to continuing operations; there were no such expenditures in 2022.

The Company is continuing to conduct activities with the goal of filing an IND application for LADR7 towards the end of 2024.

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

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, include obligations resulting from our contracts with various contract research organizations (“CROs”), in connection with conducting clinical trials of our product candidates. We recognize expenses for these activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method is the best measure of the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. If our estimates prove to be incorrect, clinical trial expenses recorded in any particular period could vary.

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

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic and diluted net income (loss) per share of common stock is computed based on the weighted-average number of shares of common stock outstanding. for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential common stock had been issued using the treasury stock method. Potential shares of common stock are excluded from the computation when their effect is antidilutive. Common stock equivalents that could potentially dilute net income (loss) per share in the future, and which were excluded from the computation of diluted income (loss) per share, were as follows:

	As of December 31,
	2023	2022

Options to acquire common stock	14,000	17,651
Warrants to acquire common stock	42	42
Convertible preferred stock	—	31,277
Preferred Investment option	—	113,637
	14,042	162,607

Liquidity and Capital Resources

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2023, although we realized a net income of $0.4 million, we had a loss from operations of $3.8 million, and incurred a net loss of $4.2 million for the year ended December 31, 2022, and had total stockholders’ equity as of December 31, 2023 of $0.1 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. We also have received limited funding from our strategic partners and licensees. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long-term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows. We have approximately $1.0 million of contractual obligations in 2024 and expect to pay these out of the Company’s balance sheet cash. We have a total of approximately $1.0 million in material contractual obligations beyond 2024.

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

Discussion of Operating, Investing and Financing Activities

Cash Flows from Operating Activities

Net cash provided in operating activities for the year ended December 31, 2023 was $1.0 million, which was primarily the result of the sale of royalty and milestone rights, net of transaction costs of $4.2 million less a net loss from operations of $3.8 million, plus $0.6 million in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to reductions of $0.4 million of prepaid expenses and $0.2 million in amortization of right-of-use assets, an increase of $0.2 million in accounts payable, offset by a decrease in lease liabilities of $0.2 million.

Net cash used in operating activities for the year ended December 31, 2022 was $4.8 million, which was primarily the result of a net loss from operations of $4.2 million, plus $0.6 million in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to reductions of $1.0 million of accrued expenses, $0.5 million in accounts payable and $0.2 million in lease liabilities, offset by an increase in prepaid expenses and other current assets of $0.7 million, $0.2 million in insurance receivable and $0.2 million in amortization of right-of-use assets.

Cash Flows from Investing Activities

We purchased minimal fixed assets in both the years ended December 31, 2023 and December 31, 2022 and do not expect any significant capital spending during the next 12 months.

Cash Flows from Financing Activities

We purchased the preferred investment options for $250,000 and paid dividends of $69,000 on the shares of Series C Preferred Stock in the year ended December 31, 2023.

We paid dividends of $0.6 million on the shares of Series C Preferred Stock in the year ended December 31, 2022.

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

Results of Operations

We incurred a net income (loss) of $0.4 million and ($4.2) million for the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. We will no longer be entitled to future licensing revenues from our current licensing agreements, since we transferred the royalty and milestone rights associated with arimoclomol and aldoxorubicin to XOMA, pursuant to the Royalty Agreement and the Assignment Agreement for net proceeds of approximately $4.2 million, along with an aggregate of $6 million in potential post-closing payments, based on achievement of certain future milestones. We recognized the net proceeds in connection with the Royalty Agreement and the Assignment Agreement as Other Income on our consolidated statement of operations.

General and Administrative

	Year Ended December 31,
	2023	2022
	(In thousands)
General and administrative expenses	$3,532	$4,534
Employee stock and stock option expense	—	11
Total	$3,532	$4,545

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding employee stock and stock option exercises, were $3.5 million and $4.5 million in the years ended December 31, 2023 and 2022, respectively.

Research and Development

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

We incurred $0.3 million in research and development expenses in the year ended December 31, 2023, as compared to $0 in the comparative 2022 year.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2023 and 2022 were approximately $12,000 and $15,000, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was $55,000 in the year ended December 31, 2023 and $12,000 in the year ended December 31, 2022. The variance between years is attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.

Known Trends, Events and Uncertainties

Not applicable

Recently Adopted Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2023, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto as of December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022, together with the reports thereon of our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2023, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, as described further below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Edition). Based upon management’s assessment using the criteria contained in COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director(2)	Position
Jennifer K Simpson, Ph.D.	55	III	Chair of the Board(3)
Joel Caldwell	68	II	Director(2))
Cary Claiborne	63	I	Director(2) (3)
Stephen Snowdy, Ph.D.	55	—	Chief Executive Officer
John Y. Caloz	71	—	Chief Financial Officer and Senior Vice-President

(1)	Our Class I director serves until the 2025 annual meeting of our stockholders, our Class II director serves until the 2026 annual meeting of our stockholders and our Class III director serves until the 2024 annual meeting of our stockholders.

(2)	Members of our Audit Committee. Mr. Caldwell is Chairman of the Committee.

(3)	Members of our Compensation Committee. Mr. Claiborne is Chairman of the Committee.

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

Cary Claiborne joined our Board in July 2022. Mr. Claiborne has served on the Board of Directors of NeuroSense Therapeutics since December 2021, where he also serves as chair of the audit committee. Mr. Claiborne has served as the Chief Executive Officer since August 18, 2022 and prior to that as Chief Operating Officer since December 2021 and a director since November 2021 for Adial Pharmaceuticals Inc. (“Adial”) a public biopharmaceutical company. Prior to joining Adial, Mr. Claiborne served as the CEO of Prosperity Capital Management, LLC, a US based private investment and advisory firm that he founded. From 2014 until 2017, Mr. Claiborne served as the Chief Financial Officer and board member of Indivior PLC. a public global commercial stage pharmaceutical company. Mr. Claiborne was also a director on the Board of Directors of New Generation Biofuels Inc. and MedicAlert Foundation, where he also served as the chair of the audit and finance committees. From 2011 to 2014, Mr. Claiborne was the Chief Financial Officer of Sucampo Pharmaceuticals Inc., a public global biopharmaceutical company focused on drug discovery, development, and commercialization. Mr. Claiborne graduated from Rutgers University with a B.A. in Business Administration. He also holds an M.B.A from Villanova University and was previously a NACD Governance Fellow. His diverse background in the pharmaceutical industry and finance will provide the board with a balanced perspective and will be very helpful to the Board and the Company.

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

John Y. Caloz joined us in October 2007 as our Chief Accounting Officer. In January 2009, Mr. Caloz was named Chief Financial Officer. In August of 2020 he was named Senior Vice-President and on May 11, 2023, he was named Corporate Secretary. Mr. Caloz has a history of providing senior financial leadership in the life sciences sector, as Chief Financial Officer of Occulogix, Inc, a NASDAQ listed, medical therapy company. Prior to that, Mr. Caloz served as Chief Financial Officer of IRIS International Inc., a Chatsworth, CA based medical device manufacturer. Mr. Caloz served as Chief Financial Officer of San Francisco-based Synarc, Inc., a medical imaging company, and from 1993 to 1999 he was Senior Vice President, Finance and Chief Financial Officer of Phoenix International Life Sciences Inc. of Montreal, Canada, which was acquired by MDS Inc. in 1999. Mr. Caloz was a partner at Rooney, Greig, Whitrod, Filion & Associates of Saint Laurent, Quebec, Canada, a firm of Chartered Accountants specializing in research and development and high-tech companies from 1983 to 1993, Mr. Caloz, a Chartered Professional Accountant and Chartered Accountant, holds a degree in Accounting from York University, Toronto, Canada.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

In the year ended December 31, 2023, the Board met five times, the Audit Committee met four times and the Compensation Committee met once.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Each of our executive officers and directors and persons who own more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. To our knowledge, based solely on our review of copies of reports we have received and written representations from certain reporting persons, we do not believe that there were any delinquent filers. We believe our directors and executive officers and greater than 10% shareholders for the year ended December 31, 2023 complied with all applicable Section 16(a) filing requirements.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees. The insider trading policy is designed to promote compliance with insider trading laws, rules and regulations.

Board Structure

Our Certificate of Incorporation and our Bylaws previously provided for the classification of our directors into three classes, which we refer to as Class I, Class II and Class III, with each class to consist as nearly as possible of an equal number of directors.

At the 2022 Annual Meeting, a Declassification Proposal to declassify the structure of the Board was passed on a precatory basis, which advised the Board that a majority of our stockholders desired to end the classified Board structure in favor of the annual election of directors, in which each director standing for election will only be eligible to be elected for one-year terms. At the 2023 Annual Meeting, the stockholders approved the Board’s adoption of a resolution approving and declaring the advisability of amending our governing documents to the extent necessary to remove provisions that provide for a classified Board. This resolution provided for a rolling declassification of the Board to be completed by the 2026 annual meeting of the stockholders.

On September 8, 2023, we filed a Certificate of Amendment of Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to amend and restate in its entirety Section 2 of Article Eighth of our Restated Certificate of Incorporation to effect the declassification of our Board as approved by our stockholders. Our board also amended certain provisions of our Amended and Restated By-Laws (the “By-Laws”) consistent with the Certificate of Amendment. Following the filing of the Certificate of Amendment and the amendment of our By-Laws, our Class I director will serve until the 2025 annual meeting of our stockholders, our Class II director will serve until the 2024 annual meeting of our stockholders, and our Class III director will serve until the 2026 annual meeting of our stockholders.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2023 and 2022 by Stephen Snowdy and John Y. Caloz, who were considered our “Named Executive Officers” for the year ended December 31, 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Stephen Snowdy, Ph.D.
Chief Executive Officer	2023	520,000	25,000	—	—	545,000
	2022	488,063	75,000	(3)	—	563,063

John Y. Caloz
Chief Financial Officer, Treasurer and Senior Vice-President	2023	416,000	—	—	—	416,000
	2022	400,000	100,000	—	—	500,000

(1)	The Named Executive Officers received a 4 percent cost of living adjustment for the 2023 calendar year.

(2)	Bonus paid to Dr. Snowdy, the current Chief Executive Officer was paid in January 2023 and was the last quarterly instalment of his 2022 signing bonus; the other three quarterly instalments were paid in the 2022 calendar year; the bonus paid to Mr. Caloz was paid in full in December of 2022.

(3)	On January 10, 2022, Dr. Snowdy was granted Stock Appreciation Rights (“SARs”) relating to the appreciation of 3,000 shares of common stock of the Company at an exercise price of $64.00, the fair market value on the date of grant. These SARs vest equally over three years on the annual anniversary of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2023 issued under our 2008 Plan and our 2019 Plan:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Stephen Snowdy, Ph.D.					2,000	$2,600
Chief Executive Officer

John Y. Caloz	3,500		26.00	12/12/29
Chief Financial Officer, Treasurer and Senior Vice-President	583		175.00	12/14/27
	583		258.00	12/14/26
	500		1,464.00	12/14/25
	334		1,290.00	12/14/24

2023 Grants of Plan-Based Awards

No stock options or restricted stock were granted in 2023.

2008 Stock Incentive Plan and the 2019 Stock Incentive Plan

The purpose of our 2008 Stock Incentive Plan, (the “2008 Plan”), and our 2019 Stock Incentive Plan (the “2019 Plan”), and together with the 2008 Plan (the “Plans”), is to promote our success and enhance our value by linking the personal interests of our employees, officers, consultants and directors to those of our stockholders. The 2008 Plan was adopted by our Board on November 21, 2008 and by our stockholders on July 1, 2009 with certain amendments to the 2008 Plan having been subsequently approved by our Board and stockholders. The 2019 Plan was adopted by our Board on November 15, 2019. On September 7, 2023, the Board approved the first amendment (the “Plan Amendment”) to the 2019 Plan, effective as of the same date. The Plan Amendment amends the 2019 Plan to (i) reflect the Company’s name change from CytRx Corporation to LadRx Corporation in September 2022, and (ii) increase the aggregate number of shares of common stock that may be issued under the 2019 Plan, as set forth in Section 4(a) of the 2019 Plan, by an additional 75,000 shares of common stock.

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

The non-employee director who serves as Chair of the Board receives a quarterly retainer of $6,500. Our non-employee directors receive a quarterly retainer of $6,240 (plus an additional $5,200 for the Chairmen of the Audit and Compensation Committees), a fee of $4,160 for each Board meeting attended ( or $750 for Board actions taken by unanimous written consent) and $3,120 for each meeting of the Audit Committee and $2,600 for each meeting of the Compensation Committee attended. Non-employee directors who serve as the chairman of a board committee receive an additional $3,120 for each Audit Committee meeting they chair and an additional $4,160 for each Compensation Committee meeting they chair and the non-employee director who serves as chairperson of the Board receives an additional $4,160 for each meeting attended.

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2023:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
Cary Claiborne, Director	87,760	87,760
Joel Caldwell, Director	85,120	85,120
Jennifer Simpson, Ph.D., Chair of the Board	97,240	97,240

(1)	The amounts in this column represent cash payments made to Non-Employee Directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 27, 2024 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the Named Executive Officers listed in the Summary Compensation Table under Item 11 who were serving as Named Executive Officers as of March 27, 2024; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 27, 2024 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 495,092 shares of our common stock outstanding as of March 27, 2024. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership (Common Stock)	Percent of Class (Common Stock)
Named Executive Officers and Directors
Cary Claiborne	2,778	*(1)
Joel Caldwell	6,132	1.2%(2)
Jennifer Simpson, Ph.D.	2,803	*(3)
Stephen Snowdy, Ph.D.	13,889	2.7%(4)
John Y. Caloz	10,689	2.1%(5)
All executive officers and directors as a group (five persons)	38,513	2.0%(6)

(1)	Includes 2,778 shares subject to options.

(2)	Includes 3,378 shares subject to options.

(3)	Includes 2,778 shares subject to options.

(4)	Includes 13,889 shares subject to options

(5)	Includes 10,682 shares subject to options

(6)	Includes 33,505 shares subject to options

(7)	The address of each of the below listed Named Executive Officers and directors is the Company’s business address located at 11726 San Vicente Blvd, Ste 650, Los Angeles, CA 90049.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Weinberg & Company (“Weinberg”), served as our independent registered public accounting firm and audited our consolidated financial statements for the years ended December 31, 2023 and 2022.

The fees for the year ended December 31, 2023 from Weinberg for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our unaudited consolidated financial statements and registration statements on Form S-1 were approximately $113,000. The fees for the year ended December 31, 2022 from Weinberg for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our unaudited consolidated financial statements were approximately $125,000.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed by Weinberg for professional services for tax compliance were approximately $23,000 for the year ended December 31, 2023 and approximately $26,000 for 2022.

All Other Fees

No other services were rendered by Weinberg in either year ended December 31, 2023 or 2022.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by Weinberg for the years ended December 31, 2023 and 2022.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this 10-K:

(1) Financial Statements

Our consolidated financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-24 of this Annual Report. These consolidated financial statements are as follows:

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 20221

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

LadRx Corporation

Form 10-K Exhibit Index

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	8-K	2.1	6/9/2008
3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	10-K	3.1	3/13/2012
3.2	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/15/2012
3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	11/1/2017
3.4	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	3/16/2022
3.5	Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock	8-K	3.2	12/19/2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock	8-K	3.3	12/19/2019
3.7	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	11/17/2020
3.8	Amended and Restated By-Laws of CytRx Corporation, effective November 12, 2020 and Amendment No. 1 to the Amended and Restated Bylaws of dated May 19, 2022.	8-K	3.3	5/19/2022
3.9	Certificate of the Designations, Powers, Preferences and Rights of Series C 10.00% Convertible Preferred Stock	8-K	3.1	7/15/2021
3.10	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	3/16/2022
3.11	Certificate of Correction to the Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.3	5/19/2022
3.12	Certificate of Designation of Series D Preferred Stock	8-K	3.1	5/19/2022
3.13	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	9/23/2022
3.14	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/11/2023
3.15	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	9/11/2023
3.16	Amendments to the By-Laws	8-K	3.2	9/11/2023
4.1	Amended and Restated Rights Agreement, dated as of November 16, 2020, by and between CytRx Corporation and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	11/17/2020
4.2	Form of Preferred Investment Option	8-K	4.1	7/15/2021
10.1+	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	10-K	10.6	3/13/2012
10.1.2+	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/20/2016
10.1.3+	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.11	3/11/2016
10.1.4+	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan .	10-K	10.12	3/11/2016

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
10.3.2	Fifth Amendment to Office Lease dated January 13, 2020 by and between CytRx Corporation and Douglas Emmett 1993, LLC	10-K	10.3.2	3/24/2021
10.4.1	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	8-K	1.1	3/17/2014
10.5	Asset Purchase Agreement dated May 13, 2011 between CytRx Corporation and Orphazyme ApS	10-Q	10.1	5/17/2011
10.6	Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.1	8/1/2017
10.8+	Employment Agreement, dated December 16, 2021, by and between CytRx Corporation and John Y. Caloz	10-K	10.8	3/23/2022
10.9	CytRx Corporation 2019 Stock Incentive Plan	8-K	10.1	11/15/2019
10.10	Form of Securities Purchase Agreement, dated as of July 13, 2021, by and between the Company and the purchaser thereto	8-K	10.1	7/15/2021
10.11	Form of Registration Rights Agreement, dated as of July 13, 2021, by and between the Company and the purchaser thereto	8-K	10.2	7/15/2021
10.12	Amendment No. 1 to the Cooperation Agreement, dated September 2, 2021, by and between CytRx Corporation and Jerald A. Hammann	8-K	10.1	9/9/2021
10.13+	Employment Agreement, dated January 3, 2022, by and between CytRx Corporation and Dr. Stephen Snowdy	8-K	10.1	1/4/2022
10.14+	General Release and Separation Agreement, dated January 3, 2022, by and between CytRx Corporation and Steven A. Kriegsman.	8-K	10.2	1/4/2022
10.15+	Employment Agreement, dated December 30, 2022, by and between LadRx Corporation and Dr. Stephen Snowdy.				**
10.16+	Employment Agreement, dated December 30, 2022, by and between LadRx Corporation and John Y. Caloz				**
10.17	Royalty Purchase Agreement dated June 21, 2023, by and between LadRx Corporation and XOMA (US) LLC	8-K	10.1	6/26/2023
10.18#	Assignment and Assumption Agreement, dated June 21, 2023, by and between LadRx Corporation and XOMA (US) LLC	8-K	10.2	6/26/2023
10.19	Amendment No. 1 to LadRx Corporation 2019 Stock Incentive Plan	8-K	10.1	9/11/2023
23.1	Consent of Weinberg & Company				**

Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				***
101.INS	Inline XBRL Instance Document.				**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
+	Management contract or compensatory plan or arrangement
†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the SEC. The omitted information has been filed separately with the SEC.
#	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADRX CORPORATION

Date: March 27, 2024	By:	/s/ STEPHEN SNOWDY
Dr. Stephen Snowdy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN SNOWDY	Chief Executive Officer	March 27, 2024
Stephen Snowdy, Ph.D.	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 27, 2024
John Y. Caloz	(Principal Financial and Accounting Officer)
/s/ CARY CLAIBORNE	Director	March 27, 2024
Cary Claiborne

/s/ JENNIFER SIMPSON	Director and Chair of the Board	March 27, 2024
Jennifer Simpson, Ph.D.

/s/ JOEL CALDWELL	Director	March 27, 2024
Joel Caldwell

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

LadRx Corporation

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LadRx Corporation (the “Company”) and subsidiary as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no recurring source of revenue, has incurred recurring operating losses and negative operating cash flows since inception and has an accumulated deficit at December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Sale of Royalty Interest

As described in Note X, on June 21, 2023, the Company, entered into a royalty purchase agreement for the sale, transfer, assignment and conveyance of the company’s right, title and interest in and to certain royalty payments and milestone payments with respect to a certain license agreement. The combined aggregate purchase price paid to the company for this transaction was $5 million, less certain transaction fees and expenses, resulting in net proceeds to the company of $4.1 million. Management determined that the Royalty Agreement should be accounted for within the scope of ASC 610-20. As such, the Company recognized such net proceeds as other income in the accompanying statement of operations.

The principal consideration for our determination that the accounting for this transaction as a critical audit matter is due to the complexity of underlying transaction including the significant judgements made by management in determining the appropriate accounting. This in turn required a high degree of auditor judgement and led to significant effort in performing our audit procedures which were designed to evaluate the propriety of the Company’s accounting and disclosure of this transaction.

Our audit procedures performed to address this critical audit matter included, among others, (1) gaining an understanding of the process used by management to evaluate the accounting for this transaction and assessing the reasonableness of this evaluation, (ii) examining transaction-related documents, (iii) testing to ensure completion of all performance related obligations of the company related to this transaction, (iv) and testing the completeness and accuracy of the company’s disclosure and financial statement presentation of this transaction.

We have served as the Company’s auditor since 2019.

Weinberg & Company

Los Angeles, California

March 27, 2024

LADRX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$2,070,075	$1,374,992
Prepaid expenses and other current assets	191,783	628,745
Total current assets	2,261,858	2,003,737
Equipment and furnishings, net	6,711	18,546
Other assets	7,703	7,703
Operating lease right-of-use assets	31,610	216,786
Total assets	$2,307,882	$2,246,772
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,202,689	$975,944
Accrued expenses and other current liabilities	964,233	1,015,501
Current portion of operating lease obligations	33,606	196,081
Total current liabilities	2,200,528	2,187,526

Operating lease liabilities, net of current portion	—	33,526

Total liabilities	2,200,528	2,221,052

Preferred Stock, Series C 10% Convertible, $1,000 par value, 0 and 2,752 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	1,343,684

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 495,092 and 450,374 shares issued and outstanding at December 31, 2023 and 2022, respectively	495	450
Additional paid-in capital	488,612,890	487,519,251
Accumulated deficit	(488,506,031)	(488,837,665)
Total stockholders’ equity (deficit)	107,354	(1,317,964)
Total liabilities and stockholders’ equity (deficit)	$2,307,882	$2,246,772

The accompanying notes are an integral part of these consolidated financial statements.

LADRX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenue:
Licensing revenue	$—	$—

Expenses:
General and administrative	3,532,302	4,545,884
Research and development	279,489	—
Depreciation and amortization	11,835	15,004
	3,823,626	4,560,888
Loss from operations	(3,823,626)	(4,560,888)
Other income (expense):
Forgiveness of accounts payable	—	351,241
Interest income	55,434	11,689
Sale of royalty and milestone rights, net of transaction costs	4,167,219	—
Other income (expense), net	1,416	(2,615)

Net Income (Loss)	400,443	(4,200,573)

Dividends paid on preferred shares	(68,809)	(561,381)

Net income (loss) attributable to common stockholders	$331,634	(4,761,954)
Basic and diluted income (loss) per share	$0.68	$(0.11)
Basic and diluted weighted average shares outstanding	488,392	450,374

The accompanying notes are an integral part of these consolidated financial statements.

LADRX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Preferred Shares Issued	Shares of Common Stock Issued	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2022	—	387,800	—	$388	484,829,042	$(484,075,711)	$753,719
Issuance of common stock upon conversion of preferred shares	—	62,360	—	62	2,678,954	—	2,679,016
Exercise of stock options	—	214	—	—	—	—	—
Issuance of restricted stock for compensation and services					11,255		11,255
Preferred dividend	—	—	—	—	—	(561,381)	(561,381)
Net loss	—	—	—		—	(4,200,573)	(4,200,573)
Balance at December 31, 2022	—	450,374	—	450	487,519,251	(488,837,665)	(1,317,964)

Increase in fractional shares upon reverse stock split		13,191		13	(13)		—
Preferred dividend						(68,809)	(68,809)
Issuance of common stock upon conversion of preferred shares	—	31,277		31	1,343,653	—	1,343,684
Issuance of common stock	—	250	—	1	(1)	—	—
Payment to redeem investment option	—	—	—	—	(250,000)		(250,000)
Net income	—	—	—	—	—	400,443	400,443
Balance at December 31, 2023	—	495,092		$495	$488,612,890	$(488,506,031)	$107,354

The accompanying notes are an integral part of these consolidated financial statements.

LADRX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from operations	$400,443	$(4,200,573)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,834	15,004
Stock-based compensation expense	—	11,255
Changes in assets and liabilities:
Insurance receivable	—	200,000
Prepaid expenses and other current assets	436,961	681,637
Reduction of right of-use assets	185,176	180,306
Accounts payable	226,745	(494,708)
Other assets	—	9,133
Decrease in lease liabilities	(196,002)	(185,593)
Accrued expenses and other current liabilities	(51,265)	(1,049,005)
Net cash provided by (used in) operating activities	1,013,892	(4,832,464)

Cash flows from investing activities:
Purchases of equipment and furnishings	—	(766)
Net cash used in investing activities	—	(766)

Cash flows from financing activities:
Purchase of Investment Option	(250,000)	—
Preferred stock dividend	(68,809)	(561,381)
Net cash used in financing activities	(318,809)	(561,381)

Net increase (decrease) in cash and cash equivalents	695,083	(5,394,611)
Cash and cash equivalents at beginning of year	1,374,992	6,769,603
Cash and cash equivalents at end of year	$2,070,075	$1,374,992

Supplemental disclosures of Cash Flow Information:
Non-cash investing and financing activities
Issuance of common stock upon conversion of preferred shares	$1,343,684	$2,679,016

The accompanying notes are an integral part of these consolidated financial statements.

LADRX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

1. Nature of Business

LadRx Corporation (“LadRx” or the Company) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, the Company’s discovery laboratory in Freiburg, Germany synthesized and tested over 75 rationally designed drug candidates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR 7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, and based on stability and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, the Company launched Centurion BioPharma Corporation (“Centurion”), a wholly-owned private subsidiary, and transferred to Centurion all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ (Linker Activated Drug Release) drug candidates, and for its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and, accordingly, the lab was closed at the end of January 2019.

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

2023 Reverse Stock Split

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2023, although we realized a net income of $0.4 million, we had a loss from operations of $3.8 million, and incurred a net loss of $4.2 million for the year ended December 31, 2022, and had total stockholders’ equity as of December 31, 2023 of $0.1 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to fund our business and operations, we have relied primarily upon sales of our equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. We also have received limited funding from our strategic partners and licensees. We will ultimately be required to obtain additional funding in order to execute our long-term business plans, although we do not currently have commitments from any third parties to provide us with long-term debt or capital. We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows. We have approximately $1.0 million of contractual obligations in 2024 and expect to pay these out of the Company’s balance sheet cash. We have a total of approximately $1.0 million of material contractual obligations beyond 2023.

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

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies. During the years ended December 31, 2023 and 2022, no revenue was earned from license fees.

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

	As of December 31,
	2023	2022

Options to acquire common stock	14,000	18,477
Warrants to acquire common stock	42	42
Convertible preferred stock	—	31,272
Preferred investment option	—	113,637
	14,042	163,428

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

New Accounting Pronouncements — The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

3. Equipment and Furnishings

Equipment and furnishings at December 31, 2023 and 2022 consist of the following:

	2023	2022
Equipment and furnishings	$48,742	$48,742
Less — accumulated depreciation	(42,031)	(30,196)
Equipment and furnishings, net	$6,711	$18,546

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 were $11,834 and $15,004, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2023 and 2022 are summarized below.

	2023	2022
Professional fees	$77,785	$77,785
Wages, bonuses and employee benefits	157,024	203,181
Royalties and milestones	716,155	716,155
Other	13,269	18,380
Total	$964,233	$1,015,501

5. Leases

We lease office space and office copiers related primarily to the Company’s administrative activities. The Company accounts for leases under ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.

In January 2020, the Company signed a new four-year office lease which covers approximately 2,771 square feet of office and storage space. This lease was effective March 1, 2020 and extended through February 29, 2024. The monthly rent is $15,361. We did not renew this lease. In February 2020, the Company renewed its additional storage space lease, which requires us to make monthly payments of $1,475. The Company recorded a right of use asset and lease liability obligation of $715,310 upon inception of these leases. The Company also reclassified a previously existing right-of-use asset of $66,271 from other assets to right-of-use asset.

As of December 31, 2023, the balance of right-of-use assets was $31,610, and the balance of total lease liabilities was $33,606.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of December 31, 2023 are as follows:

Operating Lease Payments

Jan 2024 – Dec 2024	33,673
Total future minimum lease payments	33,673

Less: present value adjustment	(67)
Operating lease liabilities at December 31, 2023	$33,606

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2023
Lease Cost

Operating lease cost (included in General and administrative expenses in the Company’s Consolidated Statements of Operations)	$200,924

Other information

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023	$178,092

Weighted average remaining lease term – operating leases (in years)	0.2

Average discount rate	3.5%

6. Financing Under Security Purchase Agreement

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

On March 28, 2022, the Investor converted 4,120 shares of the Series C Preferred Stock in accordance with the initial terms of the agreement and received 46,818 shares of common shares. On May 15, 2022, the Investor converted a further 1,368 shares of the Series C Preferred Stock and received 15,542 shares of common shares, resulting in 2,742 shares of common stock outstanding at December 31, 2022. On January 31, 2023, the Investor converted a further 1,342 shares of Series C Preferred Stock for 15,250 shares of common stock and on May 8, 2023, the Investor converted its remaining shares of Series C Preferred Shares for 16,027 shares of common stock. As of December 31, 2023, there were no shares of Series C Preferred Stock issued and outstanding.

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

During the year ended December 31, 2021, the Company did not have enough authorized shares to issue the issuable shares under the Preferred Stock and Preferred Investment Option. The Company attempted, but was unsuccessful, to obtain stockholders’ approval for the increase in authorized shares, and accordingly, the Company was unable to meet its registration rights obligation as of December 31, 2021. As such, the Company recognized an aggregate of approximately $1.1 million in liquidated damages during the year ended December 31, 2021, of which includes a provision of $615,123 as an accrual for estimated damages until stockholders’ approval is achieved and the Registration Statement is filed. On March 15, 2022, the Company received its stockholders’ approval to increase its authorized shares and filed a certificate of amendment to its Certificate of Incorporation to increase the number of authorized shares from 41,666,666 shares to 63,227,273 shares on the same date. The Company filed its registration statement registering the shares underlying the Registrable Securities on March 23, 2022 and provided for liquidated damages through that date. As of December 31, 2023, all liquidated damages had been paid and we no longer have any liabilities related to the Registration Rights Agreement.

7. Stock Compensation

Stock Options

The Company has a 2008 Stock Incentive Plan under which 50,000 shares of common stock are reserved for issuance. As of December 31, 2023, there were 10,500 shares subject to outstanding stock options and approximately 8,000 shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan under which 54,000 shares of common stock are reserved for issuance. As of December 31, 2023, there were 3,500 shares subject to outstanding stock options and 250 shares outstanding related to restricted stock grants from the 2019 Plan. This Plan expires on November 14, 2029.

All outstanding options issued to employees, directors and consultants were fully vested in 2020. As such, no further stock compensation expense was recognized during the years ended December 31, 2023 and 2022.

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

There were no stock options issued to employees, directors and consultants in 2023 and 2022.

During the year ended December 31, 2023, there were no options exercised. During the year ended December 31, 2022, options to acquire 500 shares of common stock were exercised on a cashless basis in exchange for 214 shares of common stock.

The following table sets forth the total stock-based compensation expense resulting from restricted stock included in our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
General and administrative – employee	$—	$11,255
Total employee stock-based compensation	$—	$11,255

	Stock Options		Weighted Average Exercise Price
	2023	2022	2023	2022
Outstanding — beginning of year	14,001	24,628	$768.00	$768.00
Granted	—	—	—	—
Exercised	—	(500)	—	26.00
Forfeited	(2,001)	—	—	—
Expired	(1,650)	(10,127)	2,796.00	1,462.00
Outstanding — end of year	10,350	14,001	501.70	768.00
Exercisable at end of year	10,350	14,001	$501.70	$768.00
Weighted average fair value of stock options granted during the year:	$—	$—

Presented below is the Company’s non-employee stock option activity:

	Stock Options		Weighted Average Exercise Price
	2023	2022	2023	2022
Outstanding — beginning of year	3,650	3,650	$549.00	$549.00
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding — end of year	3,650	3,650	549.00	549.00
Exercisable at end of year	3,650	3,650	$549.00	$549.00
Weighted average fair value of stock options granted during the year:	$—	$—

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2023:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$26.00 - $100.00	3,500	5.95	$26.00	3,500	5.95	$26.00
$101.00 - $200.00	6,066	3.71	$195.29	6,066	3.71	$195.29
$201.00 - $300.00	3,499	1.83	$1,201.20	3,499	1.83	$1,201.20
$301.00 - $4,146.00	935	0.80	$1,656.29	935	0.80	$1,656.29
	14,000	3.61	$501.70	14,000	3.61	$501.70

There was no aggregate intrinsic value of the outstanding options and options vested as of December 31, 2023.

Equity-Classified Warrants

A summary of the Company’s warrant activity and related information for the years ended December 31, 2023 and 2022 are shown below.

	Warrants		Weighted Average Exercise Price
	2023	2022	2023	2022
Outstanding — beginning of year	42	42	$3,360.00	$3,360.00
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding — end of year	42	42	3,360.00	3,360.00
Exercisable at end of year	42	42	$3,360.00	$3,360.00
Weighted average fair value of warrants granted during the year:	$—	$—

The outstanding warrants as of December 31, 2023 had no intrinsic value.

8. Xoma

Royalty Purchase Agreement with XOMA

On June 21, 2023, the Company, entered into (i) a Royalty Purchase Agreement (the “Royalty Agreement”) with XOMA (US) LLC (“XOMA”), for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to certain royalty payments and milestone payments with respect to aldoxorubicin, and (ii) an Assignment and Assumption Agreement (the “Assignment Agreement”) with XOMA for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in the Asset Purchase Agreement (the “2011 Arimoclomol Agreement”) between the Company and Orphazyme ApS (“Orphazyme”), dated as of May 13, 2011, and assigned to Zevra Denmark A/S (“Zevra Denmark”), effective as of June 1, 2022, which includes certain royalty and milestone payments with respect to arimoclomol. The combined aggregate purchase price paid to the Company for the sale, transfer, assignment and conveyance of the Company’s right, title and interest in and to aldoxorubicin and arimoclomol was $5 million, less certain transaction fees and expenses.

The Royalty Agreement and the Assignment Agreement also provide for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the FDA of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin.

Pursuant to the Royalty Agreement, the Company agreed to sell, transfer, assign and convey to XOMA, among other payments, all royalty payments and regulatory and commercial milestone payments payable to the Company pursuant to the worldwide license agreement, dated July 27, 2017, by and between the Company and Immunity Bio, Inc.. The Royalty Agreement also provides for the sharing of certain rights with XOMA to bring any action, demand, proceeding or claim as related to receiving such payments.

Management determined that the Royalty Agreement is not considered to be with a customer, and it does not fall within the scope of ASC 606. Instead, the Royalty Agreement represents an in-substance sale of nonfinancial assets, and, therefore, should be accounted for within the scope of ASC 610-20. As such, the Company recognized such net proceeds of $4.2 million as other income in the accompanying statement of operations.

Assignment and Assumption Agreement with XOMA

On June 21, 2023, the Company entered into the Assignment Agreement with XOMA, pursuant to which, among others, the Company agreed to sell, transfer and assign to XOMA the Company’s right, title and interest in the arimoclomol pursuant to the 2011 Arimoclomol Agreement, including the right to receive certain milestone, royalty and other payments from Zevra Denmark.

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of an NDA to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In January 2024, Zevra announced the FDA had accepted the NDA for arimoclomol and the Company received the one-time payment of $1 million in February 2024.

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

10. Income Taxes

At December 31, 2023, the Company had federal and state net operating loss carryforwards (“NOLs”) of $337.7 million and $261.5 million, respectively, available to offset against future taxable income. Of this amount, $309.8 million of federal NOLs expire in 2024 through 2037. The federal operating losses after 2018 totaling $27.9 million carry forward indefinitely but are only able to offset 80% of taxable income in future years. The California NOLs expire in 2029 through 2042.

As a result of a change in-control that occurred in the LadRx shareholder base, approximately $59.3 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $278.4 million in federal net operating loss carryforwards, and the $202.2 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2023, LadRx also had research and development tax credits for federal and state purposes of approximately $15.4 million and $15.4 million, respectively, available for offset against future income taxes, which expire in 2024 through 2036. The credits are subject to change-in-control limitations, which may affect their utilization in future years. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$74,752	$74,903
Tax credit carryforwards	30,721	37,353
Equipment, furnishings and other	7	19
Total deferred tax assets	105,480	112,275
Deferred tax liabilities	—	—
Net deferred tax assets	105,480	112,275
Valuation allowance	(105,480)	(112,275)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2023 and 2022 was $6.8 million and $3.9 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2023	2022
Federal benefit at statutory rate	$84	$(1,000)
State income taxes, net of Federal taxes	35	(333)
State credits	—	—
Warrant liabilities	—	—
Other permanent differences	(189)	261
Provision related to change in valuation allowance	(7)	957
Federal rate adjustment	—	—
NQ Options	—	—
Current year tax credit	—	—
NOL Adjustments	—	—
Termination/Cancellation of Equity Compensation Awards	—	—
Return to provision	77	115
Other, net	—	—
	$—	$—

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2023.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2023, the tax returns for 2020 through 2023 remain open to examination by the Internal Revenue Service and for 2019 to 2023 for various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2023 and 2022, the Company had accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

Commitments

Aldoxorubicin

We have an agreement (the “Vergell Agreement”) with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we had to make payments to Vergell upon meeting certain clinical and regulatory milestones up to and including the product’s second final marketing approval. However, those payments are no longer required since the intellectual property acquired under the Vergell Agreement expired. We accrued $316,000 that we believe was owed prior to the expiry of the intellectual property. This amount was outstanding at December 31, 2023 and December 31, 2022.

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

As discussed in Note 8, Assignment Agreement with XOMA, pursuant to the Assignment Agreement, although all the liabilities and obligations related to arimoclomol remain the responsibility of the Company, XOMA will direct an escrow agent appointed by them to pay on behalf of LadRx up to an aggregate of $3.25 million reflected in the preceding paragraph, as well as all future obligations related to Steven A. Kriegsman, pursuant to the Amended and Restated Employment Agreement, as amended by and between the Company and Mr. Kriegsman, dated March 26, 2019.

Innovive

Under the merger agreement by which we acquired Innovive Pharmaceuticals, Inc. (“Innovive”), we agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. As of December 31, 2023, there are no longer any further obligations due under this agreement, since the licensed intellectual property rights have expired.

Contractual obligations

LadRx’s current contractual obligations that will require future cash payments for the following Employment Agreements as follows (in thousands):

Employment Agreements (1)
2024	963
2025	963
Thereafter	—
Total	$1,926

(1)	Employment agreements include management contracts which have been revised from time to time. The employment agreements for the Company’s executive officers provide for minimum salaries, which are adjusted annually at the discretion of the Company’s Compensation Committee, and in some cases provide for minimum annual bonuses and employee benefits, as well.

Contingencies

The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. On November 30, 2022, Jerald Hammann (“Hammann”) filed a complaint (the “Complaint”) against the Company, Mr. Caloz, and Mr. Kriegsman (together, “Defendants”) in the Court of Chancery of the State of Delaware, alleging various violations of a Cooperation Agreement, dated August 21, 2020, by and between the Company and Hammann. The Complaint alleges breaches of a provision limiting the Board’s ability to effect discretionary compensation and a non-disparagement provision. The Complaint further alleges a breach of a purported implied obligation that the Company disclose various internal records to Hammann. Defendants believe the Complaint is wholly without merit and moved to dismiss the Complaint in its entirety. As a result, the Court subsequently dismissed the claims against Mr. Caloz and Mr. Kriegsman and also dismissed one of the claims against the Company. The Company intends to litigate vigorously against Hammann’s claims.

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

12. Subsequent Events

On September 7, 2023, the Board additionally approved and set January 16, 2024 as the grant date for certain stock options to purchase shares of common stock to certain directors and officers of the Company. The total number of stock options granted was 55,000, 50% with immediate vesting, and the balance vesting on a monthly basis over three years.

