Form 10-Q
period 2024-03-31
LadRx Corp
filed 2024-05-15
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock of LadRx Corporation, $0.001 par value, outstanding as of May 14, 2024: 495,092 shares.

LADRX CORPORATION

FORM 10-Q

Forward Looking Statements

All statements in this Quarterly Report on Form 10-Q (this “Qaurterly Report”), including statements in this section, other than statements of historical fact are forward-looking statements, including statements of our current views with respect to the recent developments regarding our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Note Regarding Company References

References throughout this Quarterly Report, the “Company”, “LadRx”, “we”, “us”, and “our”, except where the context requires otherwise, refer to LadRx Corporation.

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements

LADRX CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,064,191	$2,070,075
Prepaid expenses and other current assets	150,958	191,783
Total current assets	2,215,149	2,261,858
Equipment and furnishings, net	4,650	6,711
Other assets	1,475	7,703
Operating lease right-of-use assets	—	31,610
Total assets	$2,221,274	$2,307,882
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$892,192	$1,202,689
Accrued expenses and other current liabilities	983,874	964,233
Current portion of operating lease liabilities	—	33,606
Total current liabilities	1,876,066	2,200,528

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 495,092 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	495	495
Additional paid-in capital	488,664,009	488,612,890
Accumulated deficit	(488,319,296)	(488,506,031)
Total stockholders’ equity	345,208	107,354
Total liabilities and stockholders’ equity	$2,221,274	$2,307,882

The accompanying notes are an integral part of these condensed financial statements.

LADRX CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Licensing revenue	$—	$—

Expenses:
Research and development	30,296	—
General and administrative	801,601	1,080,039

Loss from operations	(831,897)	(1,080,039)

Other income:
Interest income	18,632	4,267
Royalty and milestone rights	1,000,000	—
Other income, net	—	1,274

Net income (loss)	$186,735	$(1,074,498)

Dividends paid on preferred shares	—	(68,809)

Net income (loss) attributable to common stockholders	$186,735	$(1,143,307)

Total basic and diluted income (loss) per share	$0.38	$(0.03)

Basic and diluted weighted-average shares outstanding	495,092	460,790

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$186,735	$(1,074,498)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,060	2,958
Stock-based compensation expense	51,119	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	40,825	199,102
Other assets	6,228	—
Right-of-use asset	31,610	45,654
Accounts payable	(310,497)	150,347
Decrease in lease liabilities	(33,605)	(47,529)
Accrued expenses and other current liabilities	19,641	24,156
Net cash used in operating activities	(5,884)	(699,810)

Cash flows from financing activities
Preferred stock dividend	—	(68,809)

Net cash used in financing activities	—	(68,809)

Net decrease in cash and cash equivalents	(5,884)	(768,619)
Cash and cash equivalents at beginning of period	2,070,075	1,374,992
Cash and cash equivalents at end of period	$2,064,191	$606,373

Supplemental disclosure of Cash Flow Information:

Conversion of Series C Preferred Stock to Common Stock	$—	$2,011,351

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three-Month Period Ended March 31, 2024

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2024	495,092	495	$488,612,890	$(488,506,031)	$107,354
Issuance of stock options for compensation			51,119		51,119
Net income				186,735	186,735

Balance at March 31, 2024	495,092	$495	$488,664,009	$(488,319,296)	$345,208

For the Three-Month Period Ended March 31, 2023

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2023	450,374	$450	$487,519,251	$(488,837,665)	$(1,317,964)
1-100 reverse split fractional shares	13,191	13	(13)
Preferred dividend				(68,809)	(68,809)
Conversion of Series C Convertible Preferred Stock	15,250	15	655,139	—	655,154
Issuance of common stock	250	1	(1)
Net loss				(1,074,498)	(1,074,498)

Balance at March 31, 2023	479,065	$479	$488,174,376	$(489,980,972)	$(1,806,117)

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three-Months Period Ended March 31, 2024 and 2023
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements at March 31, 2024 and for the three-month periods ended March 31, 2024 and 2023, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 were derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited financial statements contained in the 2023 Annual Report.

Reverse Stock Split

The Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock were converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share. All share and per share amounts in this Quarterly Report have been adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2024, although we realized a net income of $0.2 million, we had a loss from operations of $0.8 million, and incurred a net loss from operations of $3.8 million for the year ended December 31, 2023, and had total stockholders’ equity as of March 31, 2024 of $0.3 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed doubt about the Company’s ability to continue as a going concern.

At March 31, 2024, we had cash and cash equivalents of approximately $2.1 million. We believe we have sufficient cash to fund operations into the summer of 2024. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Use of Estimates

Preparation of the Company’s condensed financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The significant estimates in the Company’s condensed financial statements relate to the valuation of equity awards, recoverability of deferred tax assets, and estimated useful lives of fixed assets, The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Stock Compensation

The Company accounts for share-based awards to employees and non-employee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

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

	As of March 31,
	2024	2023

Options to acquire common stock	68,997	17,651
Warrants to acquire common stock	—	42
Series C Convertible Preferred Stock	—	160,228
Preferred Investment Option	—	1,136,364
	68,997	1,314,285

Recently Issued Accounting Pronouncements

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

At December 31, 2022, the Company had 2,752 shares of Series C Preferred Stock outstanding. On January 31, 2023, the Investor converted a further 1,342 shares of Series C Preferred Stock for 15,250 shares of common stock and on May 8, 2023, the Investor converted its remaining shares of Series C Preferred Shares for 16,027 shares of common stock. As of March 31, 2024 and December 31, 2023, there were no shares of Series C Preferred Stock issued and outstanding.

3. Stock Based Compensation

The Company has the 2008 Stock Incentive Plan(the “2008 Plan”) under which 50,000 shares of common stock are reserved for issuance. As of March 31, 2024, there were 10,500 shares subject to outstanding stock options and approximately 8,000 shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”) under which 54,000 shares of common stock are reserved for issuance. As of March 31, 2024, there were 3,500 shares subject to outstanding stock options and 250 shares outstanding related to restricted stock grants from the 2019 Plan. This Plan expires on November 14, 2029.

On September 7, 2023, the Board approved the first amendment (the “Plan Amendment”) to the 2019 Plan, effective as of the same date. The Plan Amendment amends the 2019 Plan to (i) reflect the Company’s recent name change from CytRx Corporation to LadRx Corporation, and (ii) increase the aggregate number of shares of common stock that may be issued under the 2019 Plan, as set forth in Section 4(a) of the 2019 Plan, by an additional 75,000 shares of common stock. On September 7, 2023, the Board additionally approved and set January 16, 2024, as the grant date for certain stock options to purchase shares of common stock to certain directors and officers of the Company, which such options to purchase up to a total of 55,000 shares of common stock were granted to employees and directors. Fifty percent of these options were immediately vested, and the remaining balance will vest in equal installments on a monthly basis over three years. There were no options issued in the period ended March 31, 2023.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2024	2023
Risk-free interest rate	3.52%	2.42%
Expected volatility	134%	92%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during years ended December 31, 2024, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. In 2024, the Company used the average term of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends on common stock and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. The Company accounts for forfeitures as they occur. No amounts relating to stock-based compensation have been capitalized. No amounts relating to employee stock-based compensation have been capitalized.

During the three months ended March 31, 2024 and March 31, 2023, no options were exercised.

Presented below is our stock option activity:

	Three-Months Ended March 31, 2024
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2024	10,347	3,650	13,997	$501.70
Issued	55,000	—	55,000	1.83
Exercised, forfeited or expired	—	—	—	—
Outstanding at March 31, 2024	65,647	3,650	68,997	$103.24
Exercisable at March 31, 2024	39,391	3,650	43,041	$164.39

The following table summarizes significant ranges of outstanding stock options under the 2008 Plan and the 2019 Plan at March 31, 2024:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $25.99	55,000	9.80	$1.83	29,044	9.80	$1.83
$26.00 –$100.00	3,500	5.70	$26.00	3,500	5.70	$26.00
$100.01 – $300.00	6,066	3.46	$195.29	6,066	3.46	$195.29
$300.01 –$4,146.00	4,431	1.36	$1,296.92	4,431	1.36	$1,296.92
	68,997	8.49	$103.24	43,041	8.49	$164.39

The Company recorded $51,119 of stock compensation costs in the period ended March 31, 2024 and no costs in the period ended March 31, 2023. At March 31, 2024, there was $43,206 of unrecognized compensation expense related to unvested stock options.

The aggregate intrinsic value of the outstanding options and options vested as of March 31, 2024 was approximately $32,000.

At December 31, 2023, the Company had warrants to purchase up to 42 shares of common stock outstanding at a weighted average exercise price of $1,044.00 per share, which expired in 2024, and as such, the Company had no outstanding warrants at March 31, 2024.

4. Xoma

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

The Royalty Agreement and the Assignment Agreement also provides for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the FDA of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin.

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of an NDA to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In January 2024, Zevra announced the FDA had accepted the NDA for arimoclomol and the Company received the one-time payment of $1 million in February 2024 recognized such net proceeds of $1.0 million as other income in the statement of operations for the period ended March 31, 2024

5. Commitments and Contingencies

Commitments

Aldoxorubicin

The Company has an agreement (the “Vergell Agreement”) with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we had to make payments to Vergell upon meeting certain clinical and regulatory milestones up to and including the product’s second final marketing approval. However, those payments are no longer required since the intellectual property acquired under the Vergell Agreement expired. We accrued $316,000 that we believe was owed prior to the expiry of the intellectual property. This amount was outstanding at March 31, 2024 and December 31, 2023.

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

As discussed in Note 6, pursuant to the Assignment Agreement, although all the liabilities and obligations related to arimoclomol remain the responsibility of the Company, XOMA will direct an escrow agent appointed by them to pay on behalf of LadRx up to an aggregate of $3.25 million reflected in the preceding paragraph, as well as all future obligations related to Steven A. Kriegsman, pursuant to the Amended and Restated Employment Agreement, as amended by and between the Company and Mr. Kriegsman, dated March 26, 2019.

Innovive

Under the merger agreement by which the Company acquired Innovive Pharmaceuticals, Inc. (“Innovive”), we agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. As of March 31, 2024, there are no longer any further obligations due under this agreement, since the licensed intellectual property rights have expired.

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

The Company is occasionally involved in legal proceedings and other matters arising from the normal course of business. On November 30, 2022, Jerald Hammann (“Hammann”) filed a complaint (the “Complaint”) against the Company, Mr. Caloz, and Mr. Kriegsman (together, “Defendants”) in the Court of Chancery of the State of Delaware, alleging various violations of a Cooperation Agreement, dated August 21, 2020, by and between the Company and Hammann. The Complaint alleges breaches of a provision limiting the Board’s ability to effect discretionary compensation and a non-disparagement provision. The Complaint further alleges a breach of a purported implied obligation that the Company disclose various internal records to Hammann. Defendants moved to dismiss the Complaint in its entirety. As a result, the Court subsequently dismissed the claims against Mr. Caloz and Mr. Kriegsman and also dismissed one of the claims against the Company. The Company intends to litigate vigorously against Hammann’s claims.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

LadRx Corporation (“LadRx” the Company, “we”, “us”, or “our”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, the Company’s discovery laboratory in Freiburg, Germany synthesized and tested over 75 rationally designed drug candidates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, and based on stability and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, the Company launched Centurion BioPharma Corporation (“Centurion”), a wholly-owned subsidiary, and transferred into Centurion all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADR™ (Linker Activated Drug Release) drug candidates, and for its companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and the lab was closed at the end of January 2019.

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

2023 Reverse Stock Split

The Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock were converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share. All share and per share amounts in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

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

LADR Drug Discovery Platform

LADR-based drugs are targeted therapeutics that offer the benefit of targeting, without some of the drawbacks that come with large molecules, such as antibodies. The Company’s LADR™ technology platform consists of an organic backbone that is attached to a chemotoxic agent. The purpose of the LADR™ backbone is to first target and deliver the chemotoxic agent to the tumor environment, and then to release the chemotoxic agent within the tumor. By delivering, concentrating, and releasing the chemotoxic agent within the tumor, one expects to reduce the off-target side-effects of the chemotherapeutic, which in turn allows for several-fold higher dosing of the chemotherapeutic to the patient. Being small organic molecules, the Company expects LADR-based drugs to offer the benefits of targeting the tumor without the complexity, side effects, and expense inherent in macromolecules such as antibodies and nanoparticles.

The Company’s LADR-based drugs use circulating albumin as the binding target and as the trojan horse to deliver the LADR™ drugs to the tumor, thus LADR-based drugs are not limited in their use to targets that are specific to the cancer being treated. Albumin is the most abundant protein in human and accumulates inside tumors due to the aberrant vascular structure and draining system that exists within solid tumors. Tumors use albumin as a nutritional source and for transport of signaling and other molecules that are important to the maintenance and growth of the tumor, which makes albumin an excellent target for drugs that are intended for solid tumors.

The first LADR-based drug is aldoxorubicin. Aldoxorubicin consists of the widely used chemotoxin doxorubicin attached to a LADR backbone that targets the drug to the tumor, and releases the active drug once inside the tumor. Aldoxorubicin has been administered to hundreds of patients in clinical trials in soft tissue sarcoma and glioblastoma. As expected for a LADR-based drug, aldoxorubicin is typically dosed at a level that provides 3-4 times the amount of doxorubicin that can be safely delivered to a patient. In a large Phase II study in advanced soft tissue sarcomas, aldoxorubicin met its primary endpoint in extending progression-free survival (PFS). The drug also proved the value of LADR targeting in that it showed far less cardiotoxicity, one of the major issues with the use of doxorubicin. This advantage in cardiotoxicity offered by aldoxorubicin over doxorubicin was also shown in a subsequent Phase III trial in soft tissue sarcoma. The primary PFS endpoint was not met in this Phase III trial, in which 2/3 of the patients in the aldoxorubicin group were known to have already progressed after treatment with doxorubicin, making efficacy results difficult to interpret in this Phase III trial, but the cardiac safety of aldoxorubicin versus doxorubicin was demonstrated in a subgroup of leiomyosarcoma and liposarcoma patients. Preliminary clinical data has also been obtained in glioblastoma, Kaposi Sarcoma, and small cell lung cancer. Aldoxorubicin is currently licensed to Immunity Bio (see below).

The Company’s efforts at furthering LADR™ development are focused on two classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, LADR7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the auristatin and maytansinoid drug classes. Auristatin and maytansinoid are highly potent chemotoxins, and require targeting to the tumor for safe administration to humans, as is the case for the U.S. Food and Drug Administration (“FDA”)-approved drugs Adcetris (auristatin antibody-drug-conjugate manufactured by Seagen, Inc.) and Kadcyla (maytansine antibody-drug-conjugate manufactured by Genentech, Inc.). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which we believe will reduce clinical and regulatory costs and risks.

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

The first-generation LADR-based drug is called Aldoxorubicin. Aldoxorubicin is the doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be safely administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has been licensed to ImmunityBio.

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

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license with ImmunityBio, Inc. ( the “2017 License Agreement”) (formerly known as NantCell, Inc., and which merged with NantKwest Inc. in March 2021 (“ImmunityBio”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, we are no longer directly working on the development of aldoxorubicin. As part of the 2017 License Agreement, ImmunityBio made a strategic investment of $13 million in LadRx’s common stock at $660.00 per share (adjusted to reflect our reverse stock splits), a premium of 92% to the market price on that date. The Company also issued a warrant to ImmunityBio to purchase up to 5,000 shares of common stock at $660.00 per share, which such warrant expired on January 26, 2019.

ImmunityBio conducted an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (cohort C). In June 2022, Immunity Bio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval of 4 to 6.9 months). An additional 25 patients in the experimental group remain in the study. As of the date of this Quarterly Report, there have been no treatment-related deaths, and serious adverse events have been uncommon (6%).

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

The Royalty Agreement and the Assignment Agreement also provide for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the FDA of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin. In January 2024, the Company recognized the $1 million milestone relating to the acceptance by the FDA of the arimoclomol NDA.

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

Transfer of Rights to Molecular Chaperone Assets (Orphazyme)

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm resubmitted the NDA for arimoclomol in 2023, and in January 2024, the FDA accepted KenPharm’s NDA. KenPharm is also identifying a regulatory path forward with the EMA. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023.

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of a NDA to the FDA for arimoclomol, which the Company received in February 2024, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries.

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

Our significant accounting policies are summarized in Note 2 to our audited financial statements contained in our 2023 Annual Report.

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

Additionally, the consequences of the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this Quarterly Report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations. Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Liquidity and Capital Resources

Going Concern

The Company’s condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2024, although we realized a net income of $0.2 million, we had a loss from operations of $0.8 million, and incurred a net loss from operations of $3.8 million for the year ended December 31, 2023, and had total stockholders’ equity as of March 31, 2024 of $0.3 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2024, we had cash and cash equivalents of approximately $2.1 million. We believe we have sufficient cash to fund operations into the summer of 2024. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

There were no investing activities in either of the three-month periods ended March 31, 2024 and 2023, and we do not expect any significant capital spending during the next 12 months.

There were no financing activities in the three-month period ended March 31, 2024, whereas we paid dividends on the shares of Series C 10.00% Convertible Preferred Stock of $0.1 million in the three-month period ended March 31, 2023.

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

Results of Operations

We recorded a net loss from operations of approximately $0.8 million for the three-month period ended March 31, 2024, as compared to a net loss of approximately $1.1 million for the three-month period ended March 31, 2023.

During the three-month periods ended March 31, 2024 and 2023, we recognized no service revenue and earned an immaterial amount of license fees and grant revenue. We will no longer be entitled to future licensing revenues from our current licensing agreements, since we transferred the royalty and milestone rights associated with arimoclomol and aldoxorubicin to XOMA, pursuant to the Royalty Agreement and the Assignment Agreement for net proceeds of approximately $4.2 million, along with an aggregate of $6 million in potential post-closing payments, based on achievement of certain future milestones. We received a gross payment of $1 million milestone from this agreement in the period ended March 31, 2024, which we recognized as Other Income on our statement of operations.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2024	2023
	(In thousands)
General and administrative expenses	$749	$1,077
Amortization of stock awards	51	—
Depreciation and amortization	2	3
	$802	$1,080

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expenses, non-cash expenses and depreciation and amortization, were $0.7 million for the three-month period ended March 31, 2024, and $1.1 million for the same period in 2023. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased primarily due to a decrease in professional fees and insurance costs, offset by an increase in franchise taxes.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was approximately $18,600 for the three-month period ended March 31, 2024, as compared to $4,300 for the same period in 2023.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2024, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our 2023 Annual Report, which was filed with the SEC on March 27, 2024. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the 2023 Annual Report.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Mine Safety Disclosure

Not applicable.

Item 5. - Other Information

None.

Item 6. — Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LadRx Corporation

Date: May 15, 2024	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

●	* Filed herewith.
●	Furnished herewith.

